Form 10-Q
period 2015-03-31
HERITAGE COMMERCE CORP
filed 2015-05-08
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

        The Registrant had 26,522,739 shares of Common Stock outstanding on April 23, 2015.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Assets
Cash and due from banks	$27,388	$23,256
Interest-bearing deposits in other financial institutions	124,388	99,147

Total cash and cash equivalents	151,776	122,403
Securities available-for-sale, at fair value	200,768	206,335
Securities held-to-maturity, at amortized cost (fair value of $93,555 at March 31, 2015 and $94,953 at December 31, 2014)	94,588	95,362
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	1,390	1,172
Loans, net of deferred fees	1,101,991	1,088,643
Allowance for loan losses	(18,554)	(18,379)

Loans, net	1,083,437	1,070,264
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,618	10,598
Company owned life insurance	51,657	51,257
Premises and equipment, net	7,340	7,451
Goodwill	13,054	13,044
Other intangible assets	3,087	3,276
Accrued interest receivable and other assets	35,172	35,941

Total assets	$1,652,887	$1,617,103

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$544,339	$517,662
Demand, interest-bearing	241,477	225,821
Savings and money market	380,486	384,644
Time deposits—under $100	19,229	20,005
Time deposits—$100 and over	199,584	200,890
Time deposits—brokered	28,126	28,116
CDARS—money market and time deposits	10,408	11,248

Total deposits	1,423,649	1,388,386
Accrued interest payable and other liabilities	42,461	44,359

Total liabilities	1,466,110	1,432,745
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at March 31, 2015 and December 31, 2014 (liquidation preference of $21,004 at March 31, 2015 and December 31, 2014)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,522,739 shares issued and outstanding at March 31, 2015 and 26,503,505 shares issued and outstanding at December 31, 2014	133,992	133,676
Retained earnings	34,583	33,014
Accumulated other comprehensive loss	(1,317)	(1,851)

Total shareholders' equity	186,777	184,358

Total liabilities and shareholders' equity	$1,652,887	$1,617,103

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$15,004	$11,139
Securities, taxable	1,779	2,170
Securities, non-taxable	506	506
Interest-bearing deposits in other financial institutions	77	40

Total interest income	17,366	13,855

Interest expense:
Deposits	508	521

Total interest expense	508	521

Net interest income before provision for loan losses	16,858	13,334
Provision (credit) for loan losses	(60)	(10)

Net interest income after provision for loan losses	16,918	13,344

Noninterest income:
Service charges and fees on deposit accounts	623	620
Increase in cash surrender value of life insurance	400	398
Servicing income	306	348
Gain on sales of SBA loans	207	157
Gain on sales of securities	—	50
Other	390	444

Total noninterest income	1,926	2,017

Noninterest expense:
Salaries and employee benefits	8,042	6,243
Occupancy and equipment	1,045	945
Software subscriptions	327	247
Data processing	303	230
Insurance expense	291	269
FDIC deposit insurance premiums	239	234
Correspondent bank charges	236	182
Advertising and promotion	211	149
Professional fees	95	586
Foreclosed assets	(170)	(18)
Other	1,657	1,479

Total noninterest expense	12,276	10,546

Income before income taxes	6,568	4,815
Income tax expense	2,430	1,739

Net income	4,138	3,076
Dividends on preferred stock	(448)	(224)

Net income available to common shareholders	$3,690	$2,852

Earnings per common share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net income	$4,138	$3,076
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities and I/O strips	888	2,750
Deferred income taxes	(374)	(1,155)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(14)	(14)
Deferred income taxes	6	6
Reclassification adjustment for gains realized in income	—	(50)
Deferred income taxes	—	21

Change in unrealized gains on securities and I/O strips, net of deferred income taxes	506	1,558

Change in net pension and other benefit plan liabilities adjustment	48	(9)
Deferred income taxes	(20)	4

Change in pension and other benefit plan liabilities net of deferred income taxes	28	(5)

Other comprehensive income	534	1,553

Total comprehensive income	$4,672	$4,629

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31, 2015 and 2014
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2014	21,004	$19,519	26,350,938	$132,561	$25,345	$(4,029)	$173,396
Net income	—	—	—	—	3,076	—	3,076
Other comprehensive income	—	—	—	—	—	1,553	1,553
Issuance of restricted stock awards, net	—	—	15,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(136)	—	—	(136)
Cash dividend declared $0.04 per share	—	—	—	—	(1,278)	—	(1,278)
Stock option expense, net of forfeitures and taxes	—	—	—	187	—	—	187
Stock options exercised	—	—	4,572	19	—	—	19

Balance, March 31, 2014	21,004	$19,519	26,370,510	$132,631	$27,143	$(2,476)	$176,817

Balance, January 1, 2015	21,004	$19,519	26,503,505	$133,676	$33,014	$(1,851)	$184,358
Net income	—	—	—	—	4,138	—	4,138
Other comprehensive income	—	—	—	—	—	534	534
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(14)	—	—	(14)
Cash dividend declared $0.08 per share	—	—	—	—	(2,569)	—	(2,569)
Stock option expense, net of forfeitures and taxes	—	—	—	224	—	—	224
Stock options exercised	—	—	19,234	106	—	—	106

Balance, March 31, 2015	21,004	$19,519	26,522,739	$133,992	$34,583	$(1,317)	$186,777

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,138	$3,076
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	293	256
Gain on sales of securities available-for-sale	—	(50)
Gain on sales of SBA loans	(207)	(157)
Originations of SBA loans held-for-sale	2,345	2,433
Net change in SBA loans originated for sale	(2,356)	(2,022)
Credit for loan losses	(60)	(10)
Increase in cash surrender value of life insurance	(400)	(398)
Depreciation and amortization	186	177
Gain on sale of foreclosed assets, net	(124)	—
Amortization of intangible assets	189	115
Stock option expense, net	224	187
Amortization of restricted stock awards, net	(14)	(136)
Gain on proceeds of company owned life insurance	—	(51)
Effect of changes in:
Accrued interest receivable and other assets	(1,074)	1,623
Accrued interest payable and other liabilities	(1,841)	237

Net cash provided by operating activities	1,299	5,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(34,775)
Purchase of securities held-to-maturity	—	(959)
Maturities/paydowns/calls of securities available-for-sale	6,204	5,013
Maturities/paydowns/calls of securities held-to-maturity	720	331
Proceeds from sale of securities available-for-sale	—	50,011
Net change in loans	(11,877)	(27,183)
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(20)	(122)
Purchase of premises and equipment	(75)	(123)
Proceeds from sale of foreclosed assets	322	—
Proceeds from company owned life insurance	—	406

Net cash used in investing activities	(4,726)	(7,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	35,263	(24,226)
Payment of cash dividends	(2,569)	(1,278)
Exercise of stock options	106	19

Net cash provided by (used in) financing activities	32,800	(25,485)

Net decrease in cash and cash equivalents	29,373	(27,606)
Cash and cash equivalents, beginning of period	122,403	112,605

Cash and cash equivalents, end of period	$151,776	$84,999

Supplemental disclosures of cash flow information:
Interest paid	$487	$518
Income taxes paid	1,000	500
Supplemental schedule of non-cash investing activity:
Loans transferred to foreclosed assets	1,236	—

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10 K for the year ended December 31, 2014.

        The Company acquired BVF/CSNK Acquisition Corp., a Delaware corporation ("Bay View Funding" or "BVF") on November 1, 2014, and BVF became a wholly owned subsidiary of HBC. Based in Santa Clara, California, BVF is the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding. BVF's results of operations have been included in the Company's results of operations beginning November 1, 2014.

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. BVF provides business-essential working capital factoring financing throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary operate as one business segment.

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

        The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2015.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In January 2014, the Financial Accounting Standards Board ("FASB") amended existing guidance clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

1) Basis of Presentation (Continued)

completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The Company has adopted the new guidance and it does not have a material impact on the consolidated financial statements.

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

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements. See Note 7—Income Taxes for more information on the adoption of the proportional method of accounting for low income housing investments.

        In May 2014, the FASB issued an update to the guidance for accounting for revenue from contracts with customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

1) Basis of Presentation (Continued)

uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are evaluating the impact of adopting the new guidance on the consolidated financial statements.

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$3,690	$2,852
Less: undistributed earnings allocated to Series C Preferred Stock	(274)	(315)

Distributed and undistributed earnings allocated to common shareholders	$3,416	$2,537

Weighted average common shares outstanding for basic earnings per common share	26,509,723	26,359,825
Dilutive effect of stock options oustanding, using the the treasury stock method	170,530	123,263

Shares used in computing diluted earnings per common share	26,680,253	26,483,088

Basic earnings per share	$0.13	$0.10
Diluted earnings per share	$0.13	$0.10

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended March 31, 2015 and 2014
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive income (loss) before reclassification, net of taxes	514	—	(21)	493
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	49	41

Net current period other comprensive income (loss), net of taxes	514	(8)	28	534

Ending balance March 31, 2015, net of taxes	$4,180	$427	$(5,924)	$(1,317)

Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	$(4,029)
Other comprehensive income (loss) before reclassification, net of taxes	1,595	—	(10)	1,585
Amounts reclassified from other comprehensive income (loss), net of taxes	(29)	(8)	5	(32)

Net current period other comprehensive income (loss), net of taxes	1,566	(8)	(5)	1,553

Ending balance March 31, 2014, net of taxes	$1,136	$458	$(4,070)	$(2,476)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended March 31,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2015	2014
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$—	$50	Realized gains on sale of securities
	—	(21)	Income tax expense

	—	29	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	14	14	Interest income on taxable securities
	(6)	(6)	Income tax expense

	8	8	Net of tax

Amortization of defined benefit pension plan items
Prior transition obligation	12	26
Actuarial losses	(96)	(35)

	(84)	(9)	Salaries and employee benefits
	35	4	Income tax expense

	(49)	(5)	Net of tax

Total reclassification for the period	$(41)	$32

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at March 31, 2015 and December 31, 2014 were as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$144,163	$4,027	$(143)	$148,047
Corporate bonds	35,890	1,287	—	37,177
Trust preferred securities	15,000	544	—	15,544

Total	$195,053	$5,858	$(143)	$200,768

Securities held-to-maturity:
Agency mortgage-backed securities	$14,733	$42	$(101)	$14,674
Municipals—tax exempt	79,855	945	(1,919)	78,881

Total	$94,588	$987	$(2,020)	$93,555

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$150,570	$3,867	$(265)	$154,172
Corporate bonds	35,927	959	(23)	36,863
Trust preferred securities	15,000	300	—	15,300

Total	$201,497	$5,126	$(288)	$206,335

Securities held-to-maturity:
Agency mortgage-backed securities	$15,480	$44	$(118)	$15,406
Municipals—tax exempt	79,882	1,011	(1,346)	79,547

Total	$95,362	$1,055	$(1,464)	$94,953

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$25,921	$(109)	$2,449	$(34)	$28,370	$(143)

Total	$25,921	$(109)	$2,449	$(34)	$28,370	$(143)

Securities held-to-maturity:
Agency mortgage-backed securities	$2,226	$(6)	$4,789	$(95)	$7,015	$(101)
Municipals—Tax Exempt	26,782	(503)	23,300	(1,416)	50,082	(1,919)

Total	$29,008	$(509)	$28,089	$(1,511)	$57,097	$(2,020)

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$12,491	$(27)	$35,614	$(238)	$48,105	$(265)
Corporate bonds	—	—	5,148	(23)	5,148	(23)

Total	$12,491	$(27)	$40,762	$(261)	$53,253	$(288)

Securities held-to-maturity:
Agency mortgage-backed securities	$4,869	$(29)	$4,974	$(89)	$9,843	$(118)
Municipals—Tax Exempt	1,884	(16)	42,867	(1,330)	44,751	(1,346)

Total	$6,753	$(45)	$47,841	$(1,419)	$54,594	$(1,464)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At March 31, 2015, the Company held 361 securities (130 available-for-sale and 231 held-to-maturity), of which 155 had fair values below amortized cost. At March 31, 2015, there were $2,449,000 of agency mortgage-backed securities available-for-sale, $4,789,000 of agency mortgage-backed securities held-to-maturity, and $23,300,000 of municipals bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $1,545,000 at March 31, 2015. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

4) Securities (Continued)

unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at March 31, 2015.

        At December 31, 2014, the Company held 361 securities (130 available for sale and 231 held-to-maturity), of which 151 had fair values below amortized cost. At December 31, 2014, there were $35,614,000 of agency mortgage backed securities available-for-sale, $5,148,000 of corporate bonds available for sale, $4,974,000 of agency mortgage backed securities held-to- maturity and $42,867,000 of municipals bonds held to maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $1,680,000 at December 31, 2014. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at December 31, 2014.

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Proceeds	$—	$50,011
Gross gains	—	720
Gross losses	—	(670)

        The amortized cost and estimated fair values of securities as of March 31, 2015, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$6,353	$6,717
Due after five through ten years	29,537	30,460
Due after ten years	15,000	15,544
Agency mortgage-backed securities	144,163	148,047

Total	$195,053	$200,768

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$7,132	$7,409
Due after ten years	72,723	71,472
Agency mortgage-backed securities	14,733	14,674

Total	$94,588	$93,555

5) Loans

        Loans were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$458,498	$462,403
Real estate:
Commercial and residential	487,475	478,335
Land and construction	74,972	67,980
Home equity	65,243	61,644
Consumer	16,200	18,867

Loans	1,102,388	1,089,229
Deferred loan origination fees, net	(397)	(586)

Loans, net of deferred fees	1,101,991	1,088,643
Allowance for loan losses	(18,554)	(18,379)

Loans, net	$1,083,437	$1,070,264

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended March 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(212)	(2)	—	(214)
Recoveries	436	13	—	449

Net recoveries	224	11	—	235
Provision (credit) for loan losses	(555)	473	22	(60)

Balance, end of period	$10,856	$7,554	$144	$18,554

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

5) Loans (Continued)

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

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	March 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$280	$253	$—	$533
Collectively evaluated for impairment	10,576	7,301	144	18,021

Total allowance balance	$10,856	$7,554	$144	$18,554

Loans:
Individually evaluated for impairment	$1,113	$5,778	$5	$6,896
Collectively evaluated for impairment	457,385	621,912	16,195	1,095,492

Total loan balance	$458,498	$627,690	$16,200	$1,102,388

	December 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$404	$—	$—	$404
Collectively evaluated for impairment	10,783	7,070	122	17,975

Total allowance balance	$11,187	$7,070	$122	$18,379

Loans:
Individually evaluated for impairment	$2,701	$3,315	$6	$6,022
Collectively evaluated for impairment	459,702	604,644	18,861	1,083,207

Total loan balance	$462,403	$607,959	$18,867	$1,089,229

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

5) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$465	$451	$—	$2,282	$1,872	$—
Real estate:
Commercial and residential	1,425	566	—	2,510	1,651	—
Land and construction	1,778	1,290	—	1,808	1,319	—
Home Equity	337	337	—	345	345	—
Consumer	5	5	—	6	6	—

Total with no related allowance recorded	4,010	2,649	—	6,951	5,193	—
With an allowance recorded:
Commercial	662	662	$280	829	829	404
Real estate:
Commercial and residential	3,585	3,585	253	—	—	—

Total with an allowance recorded	4,247	4,247	533	829	829	404

Total	$8,257	$6,896	$533	$7,780	$6,022	$404

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended March 31, 2015
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,907	$2,901	$1,305	$341	$5	$6,459
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

5) Loans (Continued)

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

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	March 31,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$6,733	$9,546	$5,855
Restructured and loans over 90 days past due and still accruing	—	1,278	—

Total nonperforming loans	$6,733	$10,824	$5,855

Other restructured loans	$163	$—	$167
Impaired loans, excluding loans held-for-sale	$6,896	$10,824	$6,022

        The following table presents the nonperforming loans by class for the periods indicated:

	March 31, 2015			December 31, 2014
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$950	$—	$950	$2,534	—	$2,534
Real estate:					—
Commercial and residential	4,151	—	4,151	1,651	—	1,651
Land and construction	1,290	—	1,290	1,320	—	1,320
Home equity	337	—	337	344	—	344
Consumer	5	—	5	6	—	6

Total	$6,733	$—	$6,733	$5,855	$—	$5,855

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

5) Loans (Continued)

        The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$2,445	$259	$484	$3,188	$455,310	$458,498
Real estate:
Commercial and residential	3,653	—	—	3,653	483,822	487,475
Land and construction	—	—	—	—	74,972	74,972
Home equity	337	—	—	337	64,906	65,243
Consumer	150	—	—	150	16,050	16,200

Total	$6,585	$259	$484	$7,328	$1,095,060	$1,102,388

	December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,002	$195	$1,978	$5,175	$457,228	$462,403
Real estate:
Commercial and residential	—	—	1,065	1,065	477,270	478,335
Land and construction	—	—	—	—	67,980	67,980
Home equity	—	—	—	—	61,644	61,644
Consumer	—	—	—	—	18,867	18,867

Total	$3,002	$195	$3,043	$6,240	$1,082,989	$1,089,229

        Past due loans 30 days or greater totaled $7,328,000 and $6,240,000 at March 31, 2015 and December 31, 2014, respectively, of which $4,406,000 and $3,130,000 were on nonaccrual. At March 31, 2015, there were also $2,327,000 loans less than 30 days past due included in nonaccrual loans held for investment. At December 31, 2014, there were also $2,725,000 loans less than 30 days past due included in nonaccrual loans held for investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

Credit Quality Indicators

        Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at March 31, 2015 or December 31, 2014.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

5) Loans (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	March 31, 2015			December 31, 2014
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$451,598	$6,900	$458,498	$455,767	$6,636	$462,403
Real estate:
Commercial and residential	481,767	5,708	487,475	472,061	6,274	478,335
Land and construction	73,682	1,290	74,972	66,660	1,320	67,980
Home equity	64,347	896	65,243	60,736	908	61,644
Consumer	15,862	338	16,200	18,518	349	18,867

Total	$1,087,256	$15,132	$1,102,388	$1,073,742	$15,487	$1,089,229

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

        The book balance of troubled debt restructurings at March 31, 2015 was $1,034,000, which included $871,000 of nonaccrual loans and $163,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2014 was $1,083,000, which included $916,000 of nonaccrual loans and $167,000 of accruing loans. Approximately $90,000 and $113,000 in specific reserves were established with respect to these loans as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three months ended March 31, 2015 and 2014.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month periods ended March 31, 2015 and 2014.

        A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Acquisition of Bay View Funding

        On October 8, 2014, HBC entered into a Stock Purchase Agreement ("Purchase Agreement") with BVF/CSNK Acquisition Corp., a Delaware corporation ("Bay View Funding" or "BVF") pursuant to which HBC agreed to acquire all of the outstanding common stock from the stockholders of BVF for

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

6) Acquisition of Bay View Funding (Continued)

an aggregate purchase price of $22,520,000 ("Acquisition"). The Acquisition closed on November 1, 2014, and BVF became a wholly owned subsidiary of HBC. Based in Santa Clara, California, BVF through its wholly-owned subsidiary CSNK Working Capital Finance Corp., a California corporation ("CSNK"), dba Bay View Funding provides business essential working capital factoring financing to various industries throughout the United States. Combining BVF's staff and national reach with Heritage Bank of Commerce's banking products and services further diversifies the Bank's commercial products and services. The BVF platform is scalable and is aligned with recent key product initiatives designed to deliver a full spectrum of commercial lending products to our markets. BVF's results of operations have been included in the Company's results beginning November 1, 2014.

        The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate more accurate or appropriate values for the assets acquired and liabilities assumed, which may be reflective of conditions or events that existed at the acquisition date. Deferred tax assets may be adjusted for uncertain tax positions of Bay View Funding, with a corresponding change to goodwill.

        The following table presents pro forma financial information as if the acquisition had occurred on January 1, 2014, which includes the pre-acquisition period for BVF. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one-time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

UNAUDITED	For the Three Months Ended March 31, 2014
(Dollars in thousands, except per share amounts)
Net interest income	$15,696
Noninterest income	2,185

Total revenue	$17,881

Net income	$3,536
Net income per share—basic	$0.11
Net income per share—diluted	$0.11

7) Income Taxes

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual current tax liability and the amount accrued for this liability based on book income. These

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

7) Income Taxes (Continued)

temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse.

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards are as of December 31, 2014 for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting for Uncertainty in Income Taxes, the Company estimated the need for a reserve for income taxes of $250,000 for uncertain state income tax positions of BVF.

        The Company had net deferred tax assets of $17,367,000, and $18,527,000, at March 31, 2015, and December 31, 2014, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2015 and December 31, 2014 will be fully realized in future years.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements. The following tables reflect noninterest expense, income tax

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

7) Income Taxes (Continued)

expense, and the effective tax rate as originally reported and with the low income housing investment losses reclassified under the proportional amortization method of accounting for the periods indicated:

	For the Quarter Ended
	03/31/15	03/31/14
Noninterest expense as originally reported	$12,276	$10,734
Low income housing investment losses reclassified to income tax expense	—	(188)

Noninterest expense under the proportional method	$12,276	$10,546

Income tax expense as originally reported	$2,430	$1,551
Low income housing investment losses reclassified from noninterest expense	—	188

Income tax expense under the proportional method	$2,430	$1,739

Effective tax rate as originally reported	37.0%	33.5%
Effective under the proportional method	37.0%	36.1%

        The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Low income housing investments	$5,038	$5,268
Future commitments	$1,827	$1,827

        The Company expects $928,000 of the future commitments to be paid in 2015, $550,000 in 2016, and $349,000 in 2017 through 2023.

        For tax purposes, the Company had low income housing tax credits of $172,000 and $103,000 for the three months ended March 31, 2015 and March 31, 2014, respectively, and low income housing investment losses of $229,000 and $188,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense of $4,000 for the three months ended March 31, 2015.

8) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering some current and some former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

8) Benefit Plans (Continued)

unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$216	$179
Interest cost	221	228
Amortization of net actuarial loss	96	35

Net periodic benefit cost	$533	$442

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,641	$4,353
Interest cost	42	196
Amortization of net actuarial loss	—	92

Projected benefit obligation at end of period	$4,683	$4,641

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Net actuarial loss	$591	$540
Prior transition obligation	1,485	1,507

Accumulated other comprehensive loss	$2,076	$2,047

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Amortization of prior transition obligation	$(12)	$(26)
Interest cost	50	49

Net periodic benefit cost	$38	$23

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

9) Equity

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

10) Fair Value

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

10) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2015:
Available-for-sale securities:
Agency mortgage-backed securities	$148,047	—	$148,047	—
Corporate bonds	$37,177	—	$37,177	—
Trust preferred securities	$15,544	—	$15,544	—
I/O strip receivables	$1,492	—	$1,492	—
Assets at December 31, 2014:
Available-for-sale securities:
Agency mortgage-backed securities	$154,172	—	$154,172	—
Corporate bonds	$36,863	—	$36,863	—
Trust preferred securities	$15,300	—	$15,300	—
I/O strip receivables	$1,481	—	$1,481	—

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

10) Fair Value (Continued)

adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2015:
Impaired loans—held-for-investment:
Commercial	$461	—	—	$461
Real estate:
Commercial and residential	3,898	—	—	3,898
Land and construction	1,149	—	—	1,149

	$5,508	—	—	$5,508

Foreclosed assets:
Commercial	$202			$202
Real estate:
Commercial and residential	1,065	—	—	1,065

	$1,267	—	—	$1,267

Assets at December 31, 2014:
Impaired loans—held-for-investment:
Commercial	$859	—	—	$859
Real estate:
Commercial and residential	587	—	—	587
Land and construction	1,176	—	—	1,176

	$2,622	—	—	$2,622

Foreclosed assets:
Land and construction	$31	—	—	$31

	$31	—	—	$31

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

10) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$6,041	$3,026
Book value of impaired loans held-for-investment carried at cost	855	2,996

Total impaired loans held-for-investment	$6,896	$6,022

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$6,041	$3,026
Specific valuation allowance	(533)	(404)

Impaired loans held-for-investment carried at fair value, net	$5,508	$2,622

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $6,896,000 at March 31, 2015. In addition, these loans had a specific valuation allowance of $533,000 at March 31, 2015. Impaired loans held-for-investment totaling $6,041,000 at March 31, 2015, were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $855,000 of impaired loans were carried at cost at March 31, 2015, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first three months of 2015 on impaired loans held-for-investment carried at fair value at March 31, 2015 resulted in an additional provision for loan losses of $165,000.

        At March 31, 2015, foreclosed assets had a carrying amount of $1,716,000, with no valuation allowance at March 31, 2015.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

10) Fair Value (Continued)

        At December 31, 2014, foreclosed assets had a carrying amount of $696,000, with no valuation allowance at December 31, 2014.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$461	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	$3,898	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$1,149	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Commercial	$202	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Commercial and residential	$1,065	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

10) Fair Value (Continued)

	December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$859	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	$587	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$1,176	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Commercial	$31	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

10) Fair Value (Continued)

        The carrying amounts and estimated fair values of financial instruments at March 31, 2015 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$151,776	$151,776	—	—	$151,776
Securities available-for-sale	$200,768	—	$200,768	—	$200,768
Securities held-to-maturity	$94,588	—	$93,555	—	$93,555
Loans (including loans held-for-sale), net	$1,084,827	—	$1,390	$1,093,842	$1,095,232
FHLB and FRB stock	$10,618	—	—	—	N/A
Accrued interest receivable	$4,205	—	$1,611	$2,594	$4,205
Loan servicing rights and I/O strips receivables	$2,026	—	$3,902	—	$3,902
Liabilities:
Time deposits	$257,347	—	$252,383	—	$252,383
Other deposits	$1,166,302	—	$1,166,302	—	$1,166,302
Accrued interest payable	$222	—	$222	—	$222

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

10) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2014:

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

10) Fair Value (Continued)

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

11) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

11) Equity Plan (Continued)

determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the three months ended March 31, 2015, the Company granted zero shares of nonqualified stock options and 5,000 shares of restricted stock subject to time vesting requirements. There were 1,273,816 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2015.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,726,106	$11.23
Granted	—	$—
Exercised	(19,234)	$5.52
Forfeited or expired	(55,317)	$18.16

Outstanding at March 31, 2015	1,651,555	$11.06	5.8	$2,668,200

Vested or expected to vest	1,568,977		5.8	$2,534,790

Exercisable at March 31, 2015	1,162,101		4.6	$1,899,289

        As of March 31, 2015, there was $1,867,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.52 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2015	100,000	$8.25
Granted	5,000	$8.49
Vested	(13,750)	$6.98
Forfeited or expired	(5,000)	$8.70

Nonvested shares at March 31, 2015	86,250	$8.44

        As of March 31, 2015, there was $668,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 3.55 years.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

12) Capital Requirements

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

        As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements on January 1, 2015 and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2015.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2015 and December 31, 2014, the Company and HBC met all capital adequacy guidelines to which they were subject.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

12) Capital Requirements (Continued)

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2015, and under the Basel I regulatory requirements as of December 31, 2014.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015:
Total Capital	$188,402	13.0%	$145,346	10.0%	$116,277	8.0%
(to risk-weighted assets)
Tier 1 Capital	$169,639	11.7%	$116,277	8.0%	$87,207	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$151,187	10.4%	$94,475	6.5%	$65,406	4.5%
(to risk-weighted assets)
Tier 1 Capital	$169,639	10.5%	$80,536	5.0%	$64,429	4.0%
(to average assets)

	Actual		To Be Well-Capitalized Under Basel I Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel I
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital	$186,068	13.9%	$134,109	10.0%	$107,287	8.0%
(to risk-weighted assets)
Tier 1 Capital	$169,278	12.6%	$80,465	6.0%	$53,644	4.0%
(to risk-weighted assets)
Tier 1 Capital	$169,278	10.6%	N/A	N/A	$63,949	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

12) Capital Requirements (Continued)

        HBC's actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2015, and under the Basel I regulatory requirements as of December 31, 2014.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015:
Total Capital	$178,910	12.3%	$145,201	10.0%	$116,161	8.0%
(to risk-weighted assets)
Tier 1 Capital	$160,164	11.0%	$116,161	8.0%	$87,121	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$160,164	11.0%	$94,381	6.5%	$65,340	4.5%
(to risk-weighted assets)
Tier 1 Capital	$160,164	10.0%	$80,452	5.0%	$64,362	4.0%
(to average assets)

	Actual		To Be Well-Capitalized Under Basel I Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel I
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital	$175,765	13.1%	$134,095	10.0%	$107,276	8.0%
(to risk-weighted assets)
Tier 1 Capital	$158,976	11.9%	$80,457	6.0%	$53,638	4.0%
(to risk-weighted assets)
Tier 1 Capital	$158,976	9.9%	$79,959	5.0%	$63,967	4.0%
(to average assets)

        As of March 31, 2015 the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of Basel III prompt corrective provisions. There are no conditions or events since March 31, 2015 that management believes have changed the categorization of the Company or HBC as well capitalized.

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

12) Capital Requirements (Continued)

amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions ("DBO") may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2015, HBC would be required to obtain regulatory approval from the DBO for a dividend or other distribution to HCC. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company.

13) Loss Contingencies

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

14) Subsequent Events

        On April 23, 2015, the Company announced that its Board of Directors declared a $0.08 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend will be paid on May 28, 2015, to shareholders of record on May 14, 2015.

        On April 23, 2015, the Company and Focus Business Bank ("Focus") jointly announced the execution of a definitive agreement and plan of merger and reorganization whereby Focus will merge into HBC in a transaction valued at approximately $54,800,000. The transaction combines two of the leading commercial banking franchises in San Jose, California with more than $2,000,000,000 in combined assets.

        The board of directors of both companies approved the transaction, which is subject to customary conditions, including the approval of bank regulatory agencies and the shareholders of the Company and Focus. Upon completion of the transaction, the Company's Board of Directors will consist of 13 directors, eleven representatives from the Company and two representatives from Focus. Shareholders of Focus will receive a fixed exchange ratio at closing of 1.8235 shares of the Company's common stock for each share of Focus common stock. Based on the Company's stock price as of April 22, 2015, the day preceding the deal announcement, total consideration for each Focus share would be $16.41.

        Focus is a California bank with $391,283,000 in assets at December 31, 2014, with a single branch located in downtown San Jose. As of December 31, 2014, on a pro forma consolidated basis, the

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015

(Unaudited)

14) Subsequent Events (Continued)

combined company would have had approximately $2,000,000,000 in assets. Giving effect to the transaction, existing shareholders of the Company are expected to own approximately 85.4% of the outstanding shares of the combined company and Focus shareholders are expected to own approximately 14.6%.

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the "Company" or "HCC"), its wholly-owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), and HBC's wholly-owned subsidiary, BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF") and its subsidiary CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding ("CSNK"). BVF and CSNK are collectively referred to as "BVF" or "Bay View Funding." This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-Q refer to Heritage Commerce Corp and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2014. There are no changes to these policies as of March 31, 2015.

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

        On November 1, 2014, the Company acquired Bay View Funding, and it is a wholly owned subsidiary of HBC. Based in Santa Clara, California, BVF is the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding, which provides business essential working capital factoring financing to various industries throughout the United States. BVF's operations have been included in the Company's results of operations beginning November 1, 2014.

Subsequent Events

        On April 23, 2015, the Company announced that its Board of Directors declared a $0.08 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend will be paid on May 28, 2015, to shareholders of record on May 14, 2015.

        On April 23, 2015, the Company and Focus Business Bank ("Focus") jointly announced the execution of a definitive agreement and plan of merger and reorganization whereby Focus will merge into HBC in a transaction valued at approximately $54.8 million. The transaction combines two of the leading commercial banking franchises in San Jose, California with more than $2 billion in combined assets.

        The board of directors of both companies approved the transaction, which is subject to customary conditions, including the approval of bank regulatory agencies and the shareholders of the Company and Focus. Upon completion of the transaction, the Company's Board of Directors will consist of 13 directors, eleven representatives from the Company and two representatives from Focus. Shareholders of Focus will receive a fixed exchange ratio at closing of 1.8235 shares of the Company's common stock for each share of Focus common stock. Based on the Company's stock price as of April 22, 2015, the day preceding the deal announcement, total consideration for each Focus share would be $16.41.

        Focus is a California bank with approximately $391 million in assets at December 31, 2014, with a single branch located in downtown San Jose. As of December 31, 2014, on a pro forma consolidated basis, the combined company would have had approximately $2.0 billion in assets. The merger is expected to close before the end of 2015. The pre-tax acquisition costs incurred by the Company related to the Focus transaction totaled $119,000 during the first quarter of 2015.

Performance Overview

        For the three months ended March 31, 2015, net income was $4.1 million, or $0.13 per average diluted common share, compared to $3.1 million, or $0.10 per average diluted common share, for the three months ended March 31, 2014. The Company's annualized return on average tangible assets was 1.04% and annualized return on average tangible equity was 9.89% for the three months ended March 31, 2015, compared to 0.86% and 7.16%, respectively, for the three months ended March 31, 2014.

Bay View Funding Acquisition

        On November 1, 2014, the Company acquired Bay View Funding, by purchasing all of the outstanding common stock from the stockholders of BVF for an aggregate purchase price of $22.52 million. BVF became a wholly owned subsidiary of HBC. Based in Santa Clara, California, BVF is the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding, which provides business essential working capital factoring financing to various industries throughout the United States. BVF's results of operations have been included in the Company's results beginning November 1, 2014. The following table reflects selected financial information for BVF during the first quarter of 2015:

At of For the Three Months Ended March 31, 2015
(Dollars in thousands)
Total factored receivables at period end	$44,554
Average factored receivables during the period	$40,904
Total full time equivalent employees at period end	35

        The following are major factors that impacted the Company's results of operations:

  •
  The fully tax equivalent ("FTE") net interest margin, increased 53 basis points to 4.58% for the first quarter of 2015, from 4.05% for the first quarter of 2014. The increase for the first quarter of 2015 from the first quarter of 2014 was primarily due to full quarter of revenue from the higher yielding BVF factored receivables portfolio.

  •
  Net interest income increased 26% to $16.9 million for the first quarter of 2015, compared to $13.3 million for the first quarter of 2014, as a result of growth in the loan portfolio, contribution to revenue from a full quarter of operations from BVF, and increases in core deposits.

  •
  There was a $60,000 credit provision for loan losses for the first quarter of 2015, compared to a $10,000 credit provision for loan losses for the first quarter of 2014.

  •
  Noninterest income was $1.9 million for the first quarter of 2015, compared to $2.0 million for the first quarter of 2014. Noninterest income was lower for the first quarter ended March 31, 2015, compared to the same period in 2014, primarily due to a $50,000 gain on sales of securities and higher servicing income in the first quarter of 2014.

  •
  Noninterest expense for the first quarter of 2015 increased to $12.3 million, from $10.5 million for the first quarter of 2014. The increase in noninterest expense for the first quarter of 2015, compared to the first quarter of 2014, was primarily due to the operating costs of BVF and the acquisition costs related to the Focus transaction in the first quarter of 2015. These increases were partially offset by the recovery of legal expenses on two problem loans that were paid off in the first quarter of 2015, and net credits to foreclosed assets expense.

  •
  The efficiency ratio for the first quarter of 2015 improved to 65.35%, compared to 68.70% for the first quarter of 2014, primarily due to a higher net interest income.

  •
  Income tax expense for the first quarter of 2015 was $2.4 million, compared to $1.7 million for the first quarter of 2014. The effective tax rate for the first quarter of 2015 was 37.0%, compared to 36.1% for the first quarter of 2014.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 1% to $352.5 million at March 31, 2015, from $347.4 million at March 31, 2014, and increased 7% from $328.7 million at December 31, 2014.

  •
  Securities held-to-maturity, at amortized cost, were $94.6 million at March 31, 2015, compared to $95.5 million at March 31, 2014, and $95.4 million at December 31, 2014.

  •
  Total loans, excluding loans held-for-sale, increased 17% to $1.10 billion at March 31, 2015, from $941.8 million at March 31, 2014, and increased 1% from $1.09 billion at December 31, 2014.

  •
  Nonperforming assets were $8.4 million, or 0.51% of total assets, at March 31, 2015, compared to $11.4 million, or 0.77%, of total assets, at March 31, 2015, and $6.6 million, or 0.41% of total assets, at December 31, 2014. The increase in NPAs at March 31, 2015 from December 31, 2014 was the result of a $3.6 million real estate secured loan that was a classified loan and placed on nonperforming loan status during the quarter due to lack of performance by the borrower.

  •
  Classified assets, net of SBA guarantees, decreased 18% to $16.6 million at March 31, 2015, from $20.2 million at March 31, 2014, and increased 4% from $16.0 million at December 31, 2014.

  •
  Net recoveries totaled $235,000 for the first quarter of 2015, compared to net charge-offs of $337,000 for the first quarter 2014, and net charge-offs of $56,000 for the fourth quarter of 2014.

  •
  The allowance for loan losses at March 31, 2015 was $18.6 million, or 1.68% of total loans, representing 275.57% of nonperforming loans. The allowance for loan losses at March 31, 2014 was $18.8 million, or 2.00% of total loans, representing 173.85% of nonperforming loans. The allowance for loan losses at December 31, 2014 was $18.4 million, or 1.69% of total loans, representing 313.90% of nonperforming loans.

  •
  Deposits totaled $1.42 billion at March 31, 2015, compared to $1.26 billion at March 31, 2014, and $1.39 billion at December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $174.3 million, or 18%, to $1.17 billion at March 31, 2015, from

    $992.0 million at March 31, 2014 and increased $38.2 million, or 3%, from $1.13 billion at December 31, 2014.

  •
  The ratio of noncore funding (which consists of time deposits of $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 14.41% at March 31, 2015, compared to 16.96% at March 31, 2014, and 14.86% at December 31, 2014.

  •
  The loan to deposit ratio was 77.41% at March 31, 2015, compared to 74.62% at March 31, 2014, and 78.41% at December 31, 2014.

  •
  The Company announced it will pay a quarterly cash dividend of $0.08 per share in the second quarter of 2015 to holders of common stock and Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"), on an as converted basis.

  •
  As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements, and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios are presented in the table below.

			Transitional Minimum Regulatory Requirement Effective January 1, 2015		Well-capitalized by Regulatory Definition Under FIDICIA Effective January 1, 2015
	At March 31, 2015			Minimum Regulatory Requirement(1) Effective January 1, 2019
Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce
Total Risk-Based	13.0%	12.3%	8.0%	10.5%	10.0%
Tier 1 Risk-Based	11.7%	11.0%	6.0%	8.5%	8.0%
Common Equity Tier 1 Risk-based	10.4%	11.0%	4.5%	7.0%	6.5%
Leverage	10.5%	10.0%	4.0%	4.0%	5.0%

(1)
Includes 2.5% capital conservation buffer.

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

        Deposits totaled $1.42 billion at March 31, 2015, compared to $1.26 billion at March 31, 2014, and $1.39 billion at December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $174.3 million, or 18%, to $1.17 billion at March 31, 2015, from $992.0 million at March 31, 2014 and increased $38.2 million, or 3%, from $1.13 billion at December 31, 2014.

        The Company had $28.1 million in brokered deposits at March 31, 2015, compared to $40.4 million at March 31, 2014, and $28.1 million at December 31, 2014. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators was $15.1 million at March 31, 2015, compared to $20.3 million at March 31, 2014, and $41.5 million at December 31, 2014. Certificates of deposit from the State of California totaled $98.0 million at March 31, 2015, March 31, 2014 and December 31, 2014.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At March 31, 2015, we had $151.8 million in cash and cash equivalents and approximately $456.0 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $146.6 million at fair value in unpledged securities available at March 31, 2015. Our loan to deposit ratio increased to 77.41% at March 31, 2015, compared to 74.62% at March 31, 2014, and 78.41% at December 31, 2014.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. In addition, BVF provides factoring financing throughout the United States. Loans, excluding loans held-for-sale, increased 17% to $1.10 billion at March 31, 2015, from $941.8 million at March 31, 2014, and increased 1% from $1.09 billion at December 31, 2014. The loan portfolio remains well-diversified with commercial and industrial ("C&I") loans accounting for 42% of the loan portfolio at March 31, 2015, which included $44.6 million of factored receivables at BVF. Commercial and residential real estate loans accounted for 44% of the total loan portfolio, of which 50% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of total loans, and land and construction loans accounted for the remaining 7% of total loans at March 31, 2015. C&I line usage was 37% at March 31, 2015, compared to 36% at March 31, 2014, and 42% at December 31, 2014.

Net Interest Income

        The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company's total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 26% to $16.9 million for the first quarter of 2015, compared to $13.3 million for the first quarter of 2014, as a result of growth in the loan portfolio, contribution to revenue from a full quarter of operations from BVF, and increases in core deposits.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the first quarter of 2015 was $12.3 million, an increase of 16% from $10.5 million for the first quarter of 2014. The increase in noninterest expense for the first quarter of 2015, compared to the first quarter of 2014, was primarily due to the operating costs of BVF, and the acquisition costs related to the Focus transaction in the first quarter of 2015. These increases were partially offset by the recovery of legal expenses on two problem loans that were paid off in the first quarter of 2015, and net credits to foreclosed assets expense.

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

Distribution, Rate and Yield

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,065,836	$15,004	5.71%	$930,338	$11,139	4.86%
Securities—taxable	230,456	1,779	3.13%	288,054	2,170	3.06%
Securities—tax exempt(2)	79,872	779	3.96%	79,945	778	3.95%
Federal funds sold and interest-bearing deposits in other financial institutions	140,120	77	0.22%	63,586	40	0.26%

Total interest earning assets(2)	1,516,284	17,639	4.72%	1,361,923	14,127	4.21%

Cash and due from banks	27,338			24,731
Premises and equipment, net	7,403			7,236
Intangible assets	15,917			1,484
Other assets	67,981			63,501

Total assets	$1,634,923			$1,458,875

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$530,552			$428,944
Demand, interest-bearing	231,453	100	0.18%	199,405	77	0.16%
Savings and money market	382,015	185	0.20%	337,582	151	0.18%
Time deposits—under $100	19,680	15	0.31%	21,167	17	0.33%
Time deposits—$100 and over	200,947	151	0.30%	194,807	159	0.33%
Time deposits—brokered	28,117	55	0.79%	49,065	116	0.96%
CDARS—money market and time deposits	10,872	2	0.07%	19,158	1	0.02%

Total interest-bearing deposits	873,084	508	0.24%	821,184	521	0.26%

Total deposits	1,403,636	508	0.15%	1,250,128	521	0.17%
Short-term borrowings	51	—	0.00%	58	—	0.00%

Total interest-bearing liabilities	873,135	508	0.24%	821,242	521	0.26%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,403,687	508	0.15%	1,250,186	521	0.17%
Other liabilities	45,616			32,916

Total liabilities	1,449,303			1,283,102
Shareholders' equity	185,620			175,773

Total liabilities and shareholders' equity	$1,634,923			$1,458,875

Net interest income(2) / margin		17,131	4.58%		13,606	4.05%
Less tax equivalent adjustment(2)		(273)			(272)

Net interest income		$16,858			$13,334

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

	Three Months Ended March 31, 2015 vs. 2014 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$1,905	$1,960	$3,865
Securities—taxable	(444)	53	(391)
Securities—tax exempt(1)	(2)	3	1
Federal funds sold and interest-bearing deposits in other financial institutions	43	(6)	37

Total interest income from interest earnings assets(1)	1,502	2,010	3,512

Expense on interest-bearing liabilities:
Demand, interest-bearing	11	12	23
Savings and money market	19	15	34
Time deposits—under $100	(1)	(1)	(2)
Time deposits—$100 and over	7	(15)	(8)
Time deposits—brokered	(41)	(20)	(61)
CDARS—money market and time deposits	(1)	2	1
Short-term borrowings	—	—	—

Total interest expense on interest-bearing liabilities	(6)	(7)	(13)

Net interest income(1)	$1,508	$2,017	3,525

Less tax equivalent adjustment(1)			(1)

Net interest income			$3,524

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets, increased 53 basis points to 4.58% for the first quarter of 2015, from 4.05% for the first quarter of 2014, primarily due to a full quarter of revenue from the higher yielding BVF portfolio.

        Net interest income increased 26% to $16.9 million for the first quarter of 2015, compared to $13.3 million for the first quarter of 2014, as a result of growth in the loan portfolio, contribution to revenue from a full quarter of operations from BVF, and increases in core deposits.

        A majority of the Company's earning assets are variable-rate loans that re-price when the Company's prime lending rate is changed, compared to a large base of core deposits that are generally slower to re-price. This causes the Company's balance sheet to be asset-sensitive, which means that all else being equal, the Company's net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising.

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

        There was a credit provision for loan losses of $60,000 for the first quarter of 2015, which was primarily due to net recoveries for the quarter. This is compared to a credit provision for loan losses of $10,000 for the first quarter of 2014.

        The allowance for loan losses totaled $18.6 million, or 1.68% of total loans at March 31, 2015, compared to $18.8 million, or 2.00% of total loans at March 31, 2014, and $18.4 million, or 1.69% of total loans at December 31, 2014. The allowance for loan losses to total loans decreased at March 31, 2015, compared to March 31, 2014, which was primarily due to increasing loan balances. Net recoveries totaled $235,000 for the first quarter of 2015, compared to net charge-offs of $337,000 for the first quarter of 2014, and net charge-offs of $56,000 for the fourth quarter of 2014. The allowance for loan losses to total nonperforming loans was 275.57% at March 31, 2015, compared to 173.85% at March 31, 2014, and 313.90% at December 31, 2014. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$623	$620	$3	0%
Increase in cash surrender value of life insurance	400	398	2	1%
Servicing income	306	348	(42)	–12%
Gain on sales of SBA loans	207	157	50	32%
Gain on sales of securities	—	50	(50)	N/A
Other	390	444	(54)	–12%

Total noninterest income	$1,926	$2,017	$(91)	–5%

        Noninterest income decreased 5% to $1.9 million for the first quarter of 2015, compared to $2.0 million for the first quarter of 2014, primarily due to a $50,000 gain on sales of securities and higher servicing income in the first quarter of 2014.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended March 31, 2015, SBA loan sales resulted in a $207,000 gain, compared to a $157,000 gain on sale of SBA loans for the three months ended March 31, 2014.

        The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,042	$6,243	$1,799	29%
Occupancy and equipment	1,045	945	100	11%
Software subscriptions	327	247	80	32%
Data processing	303	230	73	32%
Insurance expense	291	269	22	8%
FDIC deposit insurance premiums	239	234	5	2%
Correspondent bank charges	236	182	54	30%
Advertising and promotion	211	149	62	42%
Professional fees	95	586	(491)	–84%
Foreclosed assets	(170)	(18)	(152)	844%
Other	1,657	1,479	178	12%

Total noninterest expense	$12,276	$10,546	$1,730	16%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended March 31,
	2015	Percent of Total	2014	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$8,042	65%	$6,243	59%
Occupancy and equipment	1,045	9%	945	9%
Software subscriptions	327	3%	247	2%
Data processing	303	2%	230	2%
Insurance expense	291	2%	269	3%
FDIC deposit insurance premiums	239	2%	234	2%
Correspondent bank charges	236	2%	182	2%
Advertising and promotion	211	2%	149	1%
Professional fees	95	1%	586	6%
Foreclosed assets	(170)	–1%	(18)	0%
Other	1,657	13%	1,479	14%

Total noninterest expense	$12,276	100%	$10,546	100%

        Noninterest expense for the first quarter of 2015 was $12.3 million, an increase of 16% from $10.5 million for the first quarter of 2014, primarily due to the operating costs of BVF, and pre-tax acquisition related costs incurred by the Bank for the Focus transaction of $119,000 during the first quarter of 2015. Salaries and benefits inceased to $8.0 million in the first quarter of 2015 from $6.2 million in the first quarter of 2014, partially due to having more employees after the acquisition of BVF and an increase in employees at HBC. These increases were partially offset by the recovery of legal expenses on two problem loans that were paid off in the first quarter of 2015, and net credits to foreclosed assets expense. Full time equivalent employees were 251 (including 35 FTE at BVF) at March 31, 2015, compared to 195 at March 31, 2014.

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

Income Tax Expense

        The Company computes its provision for income taxes on a monthly basis. The effective tax rate is determined by applying the Company's statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to, increases in the cash surrender value of life insurance policies, interest on tax-exempt securities, certain expenses that are not allowed as tax deductions, and tax credits.

        The Company's Federal and state income tax expense for the three months ended March 31, 2015 was $2.4 million compared to $1.7 million for the quarter ended March 31, 2014. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Effective income tax rate	37.0%	36.1%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and Enterprise Zone hiring credits.

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

        The Company had net deferred tax assets of $17.4 million at March 31, 2015, and $18.5 million at December 31, 2014. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2015 and December 31, 2014 will be fully realized in future years.

FINANCIAL CONDITION

        As March 31, 2015, total assets increased to $1.65 billion, compared to $1.47 billion at March 31, 2014, and $1.62 billion at December 31, 2014. Securities available-for-sale (at fair value) were $200.8 million at March 31, 2015, a decrease of 23% from $262.4 million at March 31, 2014, and a decrease of 3% from $206.3 million at December 31, 2014. Securities held-to-maturity (at amortized cost) were $94.6 million at March 31, 2015, compared to $95.5 million at March 31, 2014, and

$95.4 million at December 31, 2014. The total loan portfolio, excluding loans held-for-sale, was $1.10 billion at March 31, 2015, an increase of 17% from $941.8 million at March 31, 2014, and an increase of 1% from $1.09 billion at December 31, 2014.

        Deposits totaled $1.42 billion at March 31, 2015, compared to $1.26 billion at March 31, 2014, and $1.39 billion at December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $174.3 million, or 18%, to $1.17 billion at March 31, 2015, from $992.0 million at March 31, 2014 and increased $38.2 million, or 3%, from $1.13 billion at December 31, 2014.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	March 31,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$148,047	$161,232	$154,172
Asset-backed securities	—	27,283	—
Corporate bonds	37,177	53,034	36,863
Trust preferred securities	15,544	20,826	15,300

Total	$200,768	$262,375	$206,335

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$14,733	$15,586	$15,480
Municipals—Tax Exempt	79,855	79,962	79,882

Total	$94,588	$95,548	$95,362

        The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2015:

	Weighted Average Life
	Within One Year Or Less		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$88,581	3.04%	$59,466	2.39%	$—	—	$148,047	2.78%
Corporate bonds	—	—	6,717	2.77%	30,460	3.12%	—	—	37,177	3.06%
Trust preferred securities	—	—	—	—	—	—	15,544	5.95%	15,544	5.95%

Total	$—	—	$95,298	3.02%	$89,926	2.64%	$15,544	5.95%	$200,768	3.08%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$172	0.63%	$7,319	2.82%	$—	—	$7,242	3.21%	$14,733	2.98%
Municipals—Tax Exempt(1)	—	—	5,897	4.12%	32,239	4.03%	41,719	3.81%	79,855	3.92%

Total	$172	0.63%	$13,216	3.40%	$32,239	4.03%	$48,961	3.72%	$94,588	3.77%

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

        The Company's portfolio may include: (i) U.S. Treasury securities and U.S. Government sponsored entities' debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) single entity issue trust preferred securities, which generally enhance the yield on the portfolio.

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $200.8 million at March 31, 2015, a decrease of 23% from $262.4 million at March 31, 2014, and a decrease of 3% from $206.4 million at December 31, 2014. At March 31, 2015, the securities available-for-sale portfolio was comprised of $148.1 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $37.2 million of corporate bonds, and $15.5 million of single entity issue trust preferred securities. There were no purchases or sales of securities during the first quarter of 2015.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $94.6 million at March 31, 2015, compared to $95.5 million at March 31, 2014, and $95.4 million at December 31, 2014. At March 31, 2015, the investment securities held-to-maturity portfolio was comprised of $79.9 million of tax-exempt municipal bonds, and $14.7 million of agency mortgage-backed securities.

        The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 67% of total assets at March 31, 2015, represented 64% at March 31, 2014, and represented 67% of total assets at December 31, 2014. The ratio of loans to deposits increased to 77.41% at March 31, 2015, from 74.62% at March 31, 2014, and decreased from 78.41% at December 31, 2014.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2015		March 31, 2014		December 31, 2014
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$458,498	42%	$390,650	41%	$462,403	43%
Real estate:
Commercial and residential	487,475	44%	436,562	46%	478,335	44%
Land and construction	74,972	7%	42,889	5%	67,980	6%
Home equity	65,243	6%	56,289	6%	61,644	6%
Consumer	16,200	1%	15,829	2%	18,867	1%

Total loans	1,102,388	100%	942,219	100%	1,089,229	100%
Deferred loan (fees) costs, net	(397)	—	(460)	—	(586)	—

Loans, including deferred fees and costs	1,101,991	100%	941,759	100%	1,088,643	100%

Allowance for loan losses	(18,554)		(18,817)		(18,379)

Loans, net	$1,083,437		$922,942		$1,070,264

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the remaining balance in land development and construction, home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 57% of its gross loans were secured by real property at March 31, 2015 and March 31, 2014, and 56% at December 31, 2014. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the three months ended March 31, 2015, loans were sold resulting in a gain on sales of SBA loans of $207,000, compared to a gain on sales of SBA loans of $157,000 for the three months ended March 31, 2014.

        The Company's factoring receivables are from the operations of BVF whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables totaled $44.6 million at March 31, 2015 and is included in the Company's commercial loan portfolio.

        As of March 31, 2015, commercial and residential real estate mortgage loans of $487.5 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at March 31, 2015, consist of $242.4 million, or 50%, of commercial owner occupied properties, $245.0 million, or 50%, of commercial investment properties, and $102,000, or less than 1%, in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Greater San Francisco Bay Area, the Company's primary market.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $32.1 million to $75.0 million, at March 31, 2015, from $42.9 million, at March 31, 2014, and increased $7.0 million from $68.0 million, at December 31, 2014, primarily as a result of strong housing demand within the Company's lending area.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $29.6 million and $49.3 million at March 31, 2015, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of March 31, 2015. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2015, approximately 68% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$397,064	$54,724	$6,710	$458,498
Real estate:
Commercial and residential	90,954	210,889	185,632	487,475
Land and construction	74,791	181	—	74,972
Home equity	61,538	1,221	2,484	65,243
Consumer	15,431	670	99	16,200

Loans	$639,778	$267,685	$194,925	$1,102,388

Loans with variable interest rates	$599,251	$75,655	$8,295	$683,201
Loans with fixed interest rates	40,527	192,030	186,630	419,187

Loans	$639,778	$267,685	$194,925	$1,102,388

Loan Servicing

        As of March 31, 2015 and 2014, $120.4 million and $134.2 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning of period balance	$565	$525
Additions	45	39
Amortization	(76)	(64)

End of period balance	$534	$500

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2015 and 2014, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning of period balance	$1,481	$1,647
Unrealized holding gain	11	17

End of period balance	$1,492	$1,664

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	March 31,		December 31,
	2015	2014	2014
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$6,733	$9,546	$5,855
Restructured and loans over 90 days past due and still accruing	—	1,278	—

Total nonperforming loans	6,733	10,824	5,855
Foreclosed assets	1,716	551	696

Total nonperforming assets	$8,449	$11,375	$6,551

Nonperforming assets as a percentage of loans plus foreclosed assets	0.77%	1.21%	0.60%
Nonperforming assets as a percentage of total assets	0.51%	0.77%	0.41%

        The following table presents nonperforming loans by class at the dates indicated:

	March 31, 2015			December 31, 2014
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$950	$—	$950	$2,534	—	$2,534
Real estate:
Commercial and residential	4,151	—	4,151	1,651	—	1,651
Land and construction	1,290	—	1,290	1,320	—	1,320
Home equity	337	—	337	344	—	344
Consumer	5	—	5	6	—	6

Total	$6,733	$—	$6,733	$5,855	$—	$5,855

        Nonperforming assets were $8.4 million, or 0.51% of total assets, at March 31, 2015, compared to $11.4 million, or 0.77% of total assets, at March 31, 2014, and $6.6 million, or 0.41% of total assets, at December 31, 2014. Included in total nonperforming assets were foreclosed assets of $1.7 million at March 31, 2015, compared to $551,000 at March 31, 2014, and $696,000 at December 31, 2014. The increase in NPAs at March 31, 2015 from December 31, 2014 was the result of a $3.6 million real estate secured loan that was a classified loan and placed on nonperforming loan status during the quarter due to lack of performance by the borrower.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	March 31, 2015			March 31, 2014			December 31, 2014
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$451,598	$6,900	$458,498	$379,566	$11,084	$390,650	$455,767	$6,636	$462,403
Real estate:
Commercial and residential	481,767	5,708	487,475	432,370	4,192	436,562	472,061	6,274	478,335
Land and construction	73,682	1,290	74,972	41,171	1,718	42,889	66,660	1,320	67,980
Home equity	64,347	896	65,243	53,367	2,922	56,289	60,736	908	61,644
Consumer	15,862	338	16,200	15,499	330	15,829	18,518	349	18,867

Total	$1,087,256	$15,132	$1,102,388	$921,973	$20,246	$942,219	$1,073,742	$15,487	$1,089,229

*
Classified loans in the table above are gross of SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Three Months Ended March 31, 2015
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2015	$167	$916	$1,083
Principal repayments	(4)	(45)	(49)

Balance at March 31, 2015	$163	$871	$1,034

	Three Months Ended March 31, 2014
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2014	$492	$3,230	$3,722
Principal repayments/advances/upgrades	(4)	(95)	(99)
Net charge-offs	(30)	—	(30)

Balance at March 31, 2014	$458	$3,135	$3,593

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

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $16.6 million at March 31, 2015, $20.2 million at March 31, 2014, and $16.0 million at December 31, 2014. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(212)	(2)	—	(214)
Recoveries	436	13	—	449

Net recoveries	224	11	—	235
Provision (credit) for loan losses	(555)	473	22	(60)

Balance, end of period	$10,856	$7,554	$144	$18,554

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.09%	0.00%	0.00%	–0.09%
Allowance for loan losses to total loans(1)	0.98%	0.69%	0.01%	1.68%
Allowance for loan losses to nonperforming loans	161.24%	112.19%	2.14%	275.57%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended March 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(408)	—	—	(408)
Recoveries	44	27	—	71

Net (charge-offs) recoveries	(364)	27	—	(337)
Provision (credit) for loan losses	(323)	319	(6)	(10)

Balance, end of period	$11,846	$6,894	$77	$18,817

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.16%	–0.01%	0.00%	0.15%
Allowance for loan losses to total loans(1)	1.26%	0.73%	0.01%	2.00%
Allowance for loan losses to nonperforming loans	109.45%	63.69%	0.71%	173.85%

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

Allocation of Allowance for Loan Losses

	March 31,
					December 31, 2014
	2015		2014
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$10,856	42%	$11,846	41%	$11,187	43%
Real estate:
Commercial and residential	5,063	44%	5,045	46%	4,707	44%
Land and construction	1,137	7%	478	5%	1,048	6%
Home equity	1,354	6%	1,371	6%	1,315	6%
Consumer	144	1%	77	2%	122	1%

Total	$18,554	100%	$18,817	100%	$18,379	100%

        The allowance for loan losses totaled $18.6 million, or 1.68% of total loans at March 31, 2015, compared to $18.8 million, or 2.00% of total loans at March 31, 2014, and $18.4 million, or 1.69% of total loans at December 31, 2014. The allowance for loan losses to total loans decreased at March 31, 2015, compared to March 31, 2014, and December 31, 2014, primarily due to increasing loan balances with no default histories, coupled with the decrease in nonperforming assets, improving the quality of the loan portfolio overall. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $235,000, or –0.09% of average loans, for the first quarter of 2015, compared to net charge-offs of $337,000, or 0.15% of average loans, for the first quarter of 2014, and net charge-offs of $56,000, or 0.02% of average loans, for the fourth quarter of 2014.

        The allowance for loan losses related to the commercial portfolio decreased $331,000 at March 31, 2015 from December 31, 2014, as a result of a debit to the allowance for loan losses of $555,000, partially offset by net recoveries of $224,000. The decrease in the allowance for loan losses was primarily due to a decline in problem loans. The allowance for loan losses related to the real estate portfolio increased $484,000 at March 31, 2015 from December 31, 2014, as a result of a provision for loan losses of $473,000 and net recoveries of $11,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding, and an increase in problem loans.

Goodwill and Other Intangible Assets

        On November 1, 2014, estimated goodwill of $13.04 million resulted from the acquisition Bay View Funding, which represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Estimated goodwill was $13.05 million at March 31, 2015.

        Other intangible assets were $3.1 million at March 31, 2015, compared to $3.3 million at December 31, 2014. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $956,000 at March 31, 2015 and $1.1 million at December 31, 2014, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014 were $2.1 million at March 31, 2015 and $2.2 at December 31, 2014, net of accumulated amortization.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2015		March 31, 2014		December 31, 2014
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$544,339	38%	$440,864	35%	$517,662	37%
Demand, interest-bearing	241,477	17%	198,141	16%	225,821	16%
Savings and money market	380,486	27%	352,977	28%	384,644	28%
Time deposits—under $100	19,229	1%	20,669	2%	20,005	1%
Time deposits—$100 and over	199,584	14%	195,769	15%	200,890	15%
Time deposits—brokered	28,126	2%	40,440	3%	28,116	2%
CDARS—money market and time deposits	10,408	1%	13,135	1%	11,248	1%

Total deposits	$1,423,649	100%	$1,261,995	100%	$1,388,386	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. Public funds were 7% of deposits at March 31, 2015, 8% at March 31, 2014, and 7% at December 31, 2014.

        Total deposits increased $161.7 million to $1.42 billion at March 31, 2015, compared to $1.26 billion at March 31, 2014, and increased $35.3 million from $1.39 billion at December 31, 2014. Noninterest-bearing demand deposits increased $103.5 million at March 31, 2015 from March 31, 2014, and increased $26.7 million from December 31, 2014. Interest-bearing demand deposits increased $43.3 million at March 31, 2015 from March 31, 2014, and increased $15.7 million from December 31, 2014. Brokered deposits decreased $12.3 million at March 31, 2015 from March 31, 2014, and remained flat from December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $174.3 million, or 18%, to $1.17 billion at March 31, 2015, from $992.0 million at March 31, 2014, and increased $38.2 million, or 3%, from $1.13 billion at December 31, 2014.

        At March 31, 2015, the Company had $108.6 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At March 31, 2014, the Company had $109.4 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2014, the Company had $109.8 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $3.9 million of money market accounts and $6.5 million of time deposits at March 31, 2015. CDARS deposits were comprised of $6.5 million of money market accounts and $6.6 million of time deposits at March 31, 2014. CDARS deposits were comprised of $4.0 million of money market accounts and $7.2 million of time deposits at December 31, 2014.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of March 31, 2015:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$125,323	54%
Over three months through six months	42,193	18%
Over six months through twelve months	47,695	20%
Over twelve months	19,051	8%

Total	$234,262	100%

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

        Time deposits of $250,000 and over, including CDARS time deposits and brokered deposits of $250,000 and over, were $192,615,000, $199,974,000, and 193,228,000 at March 31, 2015, March 31, 2014, and December 31, 2014, respectively.

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Annualized return on average assets	1.03%	0.86%
Annualized return on average tangible assets	1.04%	0.86%
Annualized return on average equity	9.04%	7.10%
Annualized return on average tangible equity	9.89%	7.16%
Dividend payout ratio(1)	62.08%	41.55%
Average equity to average assets ratio	11.35%	12.05%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $475.5 million March 31, 2015, compared to $414.9 million at March 31, 2014, and $439.3 million at December 31, 2014. Unused commitments represented 43%, 44% and 40% of outstanding gross loans at March 31, 2015, March 31, 2014, and December 31, 2013, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	March 31,
	2015		2014		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$12,215	$445,914	$8,104	$393,653	$8,164	$415,146
Standby letters of credit	3,235	14,088	—	13,178	3,235	12,783

	$15,450	$460,002	$8,104	$406,831	$11,399	$427,929

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 77.41% at March 31, 2015, compared to 74.62% at March 31, 2014, and 78.41% at December 31, 2014.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at March 31, 2015, March 31, 2014 and December 31, 2014. The Company had $247.3 million of loans pledged to the FHLB as collateral on an available line of credit of $144.7 million at March 31, 2015.

        The Company can also borrow from the FRB's discount window. The Company had $384.0 million of loans pledged to the FRB as collateral on an available line of credit of $256.3 million at March 31, 2015, none of which was outstanding.

        At March 31, 2015, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at March 31, 2015, March 31, 2014, and December 31, 2014.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2015, March 31, 2014, and December 31, 2014.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	March 31,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Average balance year-to-date	$—	$—	$3,953
Average interest rate year-to-date	N/A	N/A	3.06%
Maximum month-end balance during the quarter	$—	$—	$29,796
Average rate at period-end	N/A	N/A	N/A

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

        Prior to the implementation of the Basel III capital requirements on January 1, 2015, a depository institution's category of compliance under the prompt corrective action regulations depended upon how its capital levels compared with various relevant capital measures and the other factors established by the regulations. A bank was:

  •
  "well capitalized" if the institution had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

  •
  "adequately capitalized" if the institution had a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or 3.0% if the institution received the highest rating from its primary regulator) and was not "well capitalized";

  •
  "undercapitalized" if the institution had a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or 3.0% if the institution received the highest rating from its primary regulator);

  •
  "significantly undercapitalized" if the institution had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and

  •
  "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

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

Basel III Capital Requirements

        In July 2013, the Federal banking regulators approved final rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended ("Dodd-Frank"). The final rules strengthen the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as HCC and HBC, became subject to the new rules on January 1, 2015.

        The Basel III capital rules revised the current prompt corrective action requirements by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required common equity Tier 1 capital ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well- capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III capital rules do not change the total risk-based capital requirement for any prompt corrective action category.

        There are three categories of capital under the Basel III prompt corrective action guidelines: common equity Tier 1, Tier 1 and Tier 2 Capital. Our common equity Tier 1 Capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss), less Series C Preferred Stock, intangible assets and disallowed deferred tax assets. Our Tier 1 Capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss), less intangible assets and disallowed deferred tax assets. Our Tier 2 Capital includes the allowances for loan losses and off-balance sheet credit losses.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements as of March 31, 2015, and under the Basel I requirements as of March 31, 2014 and December 31, 2014:

	Under Basel III	Under Basel I
	March 31, 2015	March 31, 2014	December 31, 2014
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$151,187	N/A	N/A
Additional Tier 1 capital	18,452	N/A	N/A

Tier 1 capital	169,639	$172,277	$169,278
Tier 2 capital	18,763	15,259	16,790

Total risk-based capital	$188,402	$187,536	$186,068

Risk-weighted assets	$1,453,457	$1,216,657	$1,341,094
Average assets for capital purposes	$1,610,714	$1,451,898	$1,598,724
Capital ratios:
Total risk-based capital	13.0%	15.4%	13.9%
Tier 1 risk-based capital	11.7%	14.2%	12.6%
Common equity Tier 1 risk-based capital	10.4%	N/A	N/A
Leverage(1)	10.5%	11.9%	10.6%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of HBC under the Basel III requirements as of March 31, 2015, and under the Basel I requirements as of March 31, 2014 and December 31, 2014:

	Under Basel III	Under Basel I
	March 31, 2015	March 31, 2014	December 31, 2014
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$160,165	N/A	N/A
Additional Tier 1 capital	—	N/A	N/A

Tier 1 capital	160,165	$158,093	$158,976
Tier 2 capital	18,745	15,298	16,789

Total risk-based capital	$178,910	$173,391	$175,765

Risk-weighted assets	$1,452,011	$1,219,809	$1,340,949
Average assets for capital purposes	$1,609,047	$1,455,023	$1,599,173
Capital ratios:
Total risk-based capital	12.3%	14.2%	13.1%
Tier 1 risk-based capital	11.0%	13.0%	11.9%
Common equity Tier 1 risk-based capital	11.0%	N/A	N/A
Leverage(1)	10.0%	10.9%	9.9%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under the Basel III as of March 31, 2015, and under Basel I as of March 31, 2014 and December 31, 2014:

	Under Basel III			Under Basel I
	Transitional Minimum Regulatory Requirement Effective January 1, 2015	Minimum Regulatory Requirement(1) Effective January 1, 2019	Well-capitalized by Regulatory Definition Under FIDICIA Effective January 1, 2015	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Capital ratios:
Total risk-based capital	8.00%	10.50%	10.00%	8.00%	10.00%
Tier 1 risk-based capital	6.00%	8.50%	8.00%	4.00%	6.00%
Common equity Tier 1 risk-based capital	4.50%	7.00%	6.50%	N/A	N/A
Leverage	4.00%	4.00%	5.00%	4.00%	5.00%

(1)
Includes 2.5% capital conservation buffer.

        At March 31, 2015, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2015, March 31, 2014, and

December 31, 2014, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2015, that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At March 31, 2015, the Company had total shareholders' equity of $186.8 million, including $19.5 million in preferred stock, $134.0 million in common stock, $34.6 million in retained earnings, and ($1.3) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($1.3) million at March 31, 2015, compared to accumulated other comprehensive loss of ($2.5) million at March 31, 2014, and an accumulated other comprehensive loss of ($1.9) million at December 31, 2014. The unrealized gain on securities available-for-sale included in accumulated other comprehensive loss was an unrealized gain of $3.3 million, net of taxes, at March 31, 2015, compared to an unrealized gain of $171,000 , net of taxes, at March 31, 2014, and an unrealized gain of $2.8 million, net of taxes, at December 31, 2014. The components of accumulated other comprehensive loss, net of taxes, at March 31, 2015 include the following: an unrealized gain on available-for-sale securities of $3.3 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $426,000; a split dollar insurance contracts liability of ($2.1) million; a supplemental executive retirement plan liability of ($3.8) million; and an unrealized gain on interest-only strip from SBA loans of $866,000.

        Under the new Basel III regulations the Company elected to exercise its one-time opt-out to exclude accumulated other comprehensive income from regulatory capital with the filing of its regulatory reports for first quarter of 2015.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2015. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$19,078	34.3%
+300	$14,422	25.9%
+200	$9,798	17.6%
+100	$4,886	8.8%
0	$—	0.0%
–100	$(6,163)	–11.1%
–200	$(12,589)	–22.6%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2015. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of March 31, 2015, the period covered by this report on Form 10-Q.

        During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there were no material changes from risk factors previously disclosed in our 2014 Annual Report on Form 10-K. The risk factors identified below are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Risks Related to the Announced Merger with Focus Bank

Failure to consummate the Merger, or a delay in consummating the Merger, could negatively impact the market price of the Company common stock and could have a material adverse effect on our business, financial condition and results of operations.

        On April 23, 2015, the Company, HBC and Focus Bank entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") providing for the merger of Focus Bank with and into HBC, with HBC as the surviving entity (the "Merger").

        Consummation of the Merger is subject to various customary conditions, including (i) approval by the Company's shareholders and Focus Bank's shareholders, (ii) receipt of certain required regulatory approvals without materially burdensome regulatory conditions, (iii) the absence of any governmental order or law prohibiting the consummation of the Merger, and (iv) effectiveness of the registration statement for the Company common stock to be issued as consideration in the Merger.

        We have incurred substantial expenses in connection with the negotiation and preparations for completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we will have incurred these expenses without realizing the expected benefits of the Merger. If the Merger is not consummated for any reason, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of the Company common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals or by the receipt of a competing acquisition proposal or by reason of litigation, our business, financial condition and results of operations may also be materially adversely affected.

        In addition, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.

We may fail to realize the cost savings we have estimated for the Merger or integrate the business operations and managements of our two companies in an efficient manner.

        The success of the Merger will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of the Company and Focus Bank in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of the Company or Focus Bank, nor result in decreased revenues due to any loss of customers.

        The Company and Focus Bank have operated and, until the completion of the Merger, will continue to operate independently. To realize these anticipated benefits, the businesses of the Company and Focus Bank must be successfully combined. While management has taken existing leases and other contractual obligations into consideration in developing its estimate of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from these estimates. In addition, difficulties encountered in integrating our information systems could prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships and cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the Merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined companies. If the combined company is not able to achieve these cost-savings objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

We are subject to various uncertainties and contractual restrictions while the Merger is pending that could disrupt the conduct of our business and could have a material adverse effect on our business, financial condition and results of operations.

        Uncertainty about the effect of the Merger on employees, customers, suppliers, and vendors may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability or the ability of Focus Bank to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the Merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

        In addition, the Merger Agreement restricts us from taking certain actions without Focus Bank's consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing certain transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

        The pursuit of the Merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

The consideration to be paid in the Merger is fixed and will not be adjusted for changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of the Company or Focus Bank, or in the event of any change in our stock price or Focus Bank's stock price.

        The Merger Agreement provides that the number of shares of the Company common stock that we will issue to holders of Focus Bank common stock (the "merger consideration"), is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, Focus Bank. For example, if Focus Bank experienced a change in its business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Merger, there would be no adjustment to the amount of the merger consideration.

The market price of our common stock after the Merger may be affected by factors different from those affecting our shares currently.

        The results of operations of the combined company and the market price of our common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of our operations and the market price of our common stock.

The costs relating to the Merger could reduce our future earnings per share.

        We estimate that we have incurred or will incur significant transaction costs associated with the Merger, a portion of which will be incurred whether or not the Merger closes. We believe the combined company may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the Merger is completed or subsequent quarters, to reflect costs associated with integrating the Company and Focus Bank. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger, including charges associated with the impairment of any goodwill booked in connection with the Merger.

The Failure of the Company's or Focus Bank's Loan Portfolios to Perform as Expected May Unfavorably Impact Us.

        Our performance and prospects after the Merger will be dependent to a significant extent on the performance of the combined loan portfolios of the Company and Focus Bank, and ultimately on the financial condition of their respective borrowers and other customers. The existing loan portfolios of the two banks differ to some extent in the types of borrowers, industries and credits represented. In addition, there are differences in the documentation, classifications, underwriting and management of the portfolios. As a result, our overall loan portfolio after the Merger will have a different risk profile than the loan portfolio of either the Company or Focus Bank before the Merger. The performance of the two loan portfolios will be adversely affected if any of such factors is worse than currently anticipated. In addition, to the extent that present customers are not retained by the Company or Focus Bank, or additional expenses are incurred in retaining them, there could be adverse effects on our future consolidated results of operations following the Merger. The anticipated benefits of the Merger are dependent, in part, on the extent to which the revenues of Focus Bank are maintained and enhanced.

Goodwill resulting from the Merger may adversely affect our results of operations.

        Goodwill and other intangible assets are expected to increase substantially as a result of the Merger. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

Heritage Commerce Corp (Registrant)
Date: May 8, 2015	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: May 8, 2015	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed July 23, 2010).
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 28, 2013)
4.1	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, herewith
101.SCH	XBRL Taxonomy Extension Schema Document, herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, herewith