Form 10-Q
period 2015-06-30
HERITAGE COMMERCE CORP
filed 2015-08-07
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

        The Registrant had 26,596,094 shares of Common Stock outstanding on July 23, 2015.

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

  •
  the successful completion of the Focus Business Bank merger, integration of the business, employees and operations of Focus Business Bank with the Company and our ability to achieve the projected synergies of this acquisition; and

  •
  our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Assets
Cash and due from banks	$36,960	$23,256
Interest-bearing deposits in other financial institutions	94,308	99,147

Total cash and cash equivalents	131,268	122,403
Securities available-for-sale, at fair value	209,092	206,335
Securities held-to-maturity, at amortized cost (fair value of $96,808 at June 30, 2015 and $94,953 at December 31, 2014)	100,321	95,362
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	3,794	1,172
Loans, net of deferred fees	1,133,603	1,088,643
Allowance for loan losses	(18,757)	(18,379)

Loans, net	1,114,846	1,070,264
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,623	10,598
Company owned life insurance	52,053	51,257
Premises and equipment, net	7,249	7,451
Goodwill	13,055	13,044
Other intangible assets	2,898	3,276
Accrued interest receivable and other assets	35,007	35,941

Total assets	$1,680,206	$1,617,103

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$574,210	$517,662
Demand, interest-bearing	235,922	225,821
Savings and money market	380,398	384,644
Time deposits-under $250	55,571	57,443
Time deposits-$250 and over	160,106	163,452
Time deposits-brokered	26,139	28,116
CDARS—money market and time deposits	14,791	11,248

Total deposits	1,447,137	1,388,386
Accrued interest payable and other liabilities	46,030	44,359

Total liabilities	1,493,167	1,432,745
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at June 30, 2015 and December 31, 2014 (liquidation preference of $21,004 at June 30, 2015 and December 31, 2014)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,596,094 shares issued and outstanding at June 30, 2015 and 26,503,505 shares issued and outstanding at December 31, 2014	134,307	133,676
Retained earnings	36,484	33,014
Accumulated other comprehensive loss	(3,271)	(1,851)

Total shareholders' equity	187,039	184,358

Total liabilities and shareholders' equity	$1,680,206	$1,617,103

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$15,643	$11,617	$30,647	$22,756
Securities, taxable	1,937	2,047	3,716	4,217
Securities, non-taxable	515	506	1,021	1,012
Interest-bearing deposits in other financial institutions	80	22	157	62

Total interest income	18,175	14,192	35,541	28,047

Interest expense:
Deposits	533	506	1,041	1,027
Short-term borrowings	—	1	—	1

Total interest expense	533	507	1,041	1,028

Net interest income before provision for loan losses	17,642	13,685	34,500	27,019
Provision (credit) for loan losses	22	(198)	(38)	(208)

Net interest income after provision for loan losses	17,620	13,883	34,538	27,227

Noninterest income:
Service charges and fees on deposit accounts	715	646	1,338	1,266
Increase in cash surrender value of life insurance	396	397	796	795
Servicing income	299	313	605	661
Gain on sales of SBA loans	186	442	393	599
Gain on sales of securities	—	—	—	50
Other	568	249	958	693

Total noninterest income	2,164	2,047	4,090	4,064

Noninterest expense:
Salaries and employee benefits	7,712	6,819	15,754	13,062
Occupancy and equipment	1,045	987	2,090	1,932
Acquisition and integration related costs	439	—	577	—
Insurance expense	291	269	582	538
Software subscriptions	264	191	591	438
Correspondent bank charges	259	183	495	365
Professional fees	239	126	333	712
FDIC deposit insurance premiums	238	220	476	454
Data processing	236	273	539	502
Advertising and promotion	216	269	427	418
Foreclosed assets	(36)	—	(206)	(19)
Other	1,714	1,432	3,235	2,913

Total noninterest expense	12,617	10,769	24,893	21,315

Income before income taxes	7,167	5,161	13,735	9,976
Income tax expense	2,690	1,837	5,120	3,576

Net income	4,477	3,324	8,615	6,400
Dividends on preferred stock	(448)	(224)	(896)	(448)

Net income available to common shareholders	$4,029	$3,100	$7,719	$5,952

Earnings per common share:
Basic	$0.14	$0.10	$0.27	$0.20
Diluted	$0.14	$0.10	$0.27	$0.20

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$4,477	$3,324	$8,615	$6,400
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities and I/O strips	(3,404)	4,133	(2,516)	6,883
Deferred income taxes	1,430	(1,736)	1,056	(2,891)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(14)	(13)	(28)	(27)
Deferred income taxes	6	5	12	11
Reclassification adjustment for gains realized in income	—	—	—	(50)
Deferred income taxes	—	—	—	21

Change in unrealized gains on securities and I/O strips, net of deferred income taxes	(1,982)	2,389	(1,476)	3,947

Change in net pension and other benefit plan liabilities adjustment	48	(9)	96	(18)
Deferred income taxes	(20)	4	(40)	8

Change in pension and other benefit plan liabilities net of deferred income taxes	28	(5)	56	(10)

Other comprehensive income	(1,954)	2,384	(1,420)	3,937

Total comprehensive income	$2,523	$5,708	$7,195	$10,337

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 30, 2015 and 2014
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2014	21,004	$19,519	26,350,938	$132,561	$25,345	$(4,029)	$173,396
Net income	—	—	—	—	6,400	—	6,400
Other comprehensive income	—	—	—	—	—	3,937	3,937
Issuance of restricted stock awards, net	—	—	15,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(91)	—	—	(91)
Cash dividend declared $0.08 per share	—	—	—	—	(2,558)	—	(2,558)
Stock option expense, net of forfeitures and taxes	—	—	—	422	—	—	422
Stock options exercised	—	—	4,572	19	—	—	19

Balance, June 30, 2014	21,004	$19,519	26,370,510	$132,911	$29,187	$(92)	$181,525

Balance, January 1, 2015	21,004	$19,519	26,503,505	$133,676	$33,014	$(1,851)	$184,358
Net income	—	—	—	—	8,615	—	8,615
Other comprehensive loss	—	—	—	—	—	(1,420)	(1,420)
Issuance of restricted stock awards, net	—	—	68,855	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	34	—	—	34
Cash dividend declared $0.16 per share	—	—	—	—	(5,145)	—	(5,145)
Stock option expense, net of forfeitures and taxes	—	—	—	475	—	—	475
Stock options exercised	—	—	23,734	122	—	—	122

Balance, June 30, 2015	21,004	$19,519	26,596,094	$134,307	$36,484	$(3,271)	$187,039

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,615	$6,400
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	662	538
Gain on sales of securities available-for-sale	—	(50)
Gain on sales of SBA loans	(393)	(599)
Originations of SBA loans held-for-sale	4,767	11,331
Net change in SBA loans originated for sale	(6,996)	(9,853)
Credit provision for loan losses	(38)	(208)
Increase in cash surrender value of life insurance	(796)	(795)
Depreciation and amortization	366	353
Gain on sale of foreclosed assets, net	(106)	—
Amortization of intangible assets	378	230
Stock option expense, net	475	422
Amortization of restricted stock awards, net	34	(91)
Gain on proceeds of company owned life insurance	—	(51)
Effect of changes in:
Accrued interest receivable and other assets	(831)	1,564
Accrued interest payable and other liabilities	1,051	184

Net cash provided by operating activities	7,188	9,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(19,953)	(34,775)
Purchase of securities held-to-maturity	(6,153)	(2,347)
Maturities/paydowns/calls of securities available-for-sale	14,195	9,859
Maturities/paydowns/calls of securities held-to-maturity	1,786	1,217
Proceeds from sale of securities available-for-sale	—	50,011
Net change in loans	(43,308)	(75,792)
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(25)	121
Purchase of premises and equipment	(164)	(350)
Proceeds from sale of foreclosed assets	1,571	—
Proceeds from company owned life insurance	—	406

Net cash used in investing activities	(52,051)	(51,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	58,751	(18,373)
Payment of cash dividends	(5,145)	(2,558)
Exercise of stock options	122	19

Net cash provided by (used in) financing activities	53,728	(20,912)

Net decrease in cash and cash equivalents	8,865	(63,187)
Cash and cash equivalents, beginning of period	122,403	112,605

Cash and cash equivalents, end of period	$131,268	$49,418

Supplemental disclosures of cash flow information:
Interest paid	$1,057	$1,039
Income taxes paid	3,860	2,060
Due to broker for securities purchased, settling after quarter-end	730	—
Supplemental schedule of non-cash investing activity:
Loans transferred to foreclosed assets	1,236	—

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2014.

        The Company acquired BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF/CSNK") on November 1, 2014, the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding ("BVF"). BVF/CSNK was subsequently merged into BVF and BVF became a wholly owned subsidiary of HBC. BVF's results of operations have been included in the Company's results of operations beginning November 1, 2014.

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. BVF provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. With the acquisition of Bay View Funding, the Company now has two reportable segments consisting of Banking and Factoring. The Company's Chief Executive Officer uses segments results to make operating and strategic decisions.

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

        The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2015.

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

June 30, 2015

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

        In May 2014, the FASB issued an update to the guidance for accounting for revenue from contracts with customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

1) Basis of Presentation (Continued)

uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$4,029	$3,100	$7,719	$5,952
Less: undistributed earnings allocated to Series C Preferred Stock	(331)	(358)	(605)	(673)

Distributed and undistributed earnings allocated to common shareholders	$3,698	$2,742	$7,114	$5,279

Weighted average common shares outstanding for basic earnings per common share	26,573,909	26,370,510	26,541,816	26,365,167
Dilutive effect of stock options oustanding, using the the treasury stock method	193,346	132,891	182,444	128,299

Shares used in computing diluted earnings per common share	26,767,255	26,503,401	26,724,260	26,493,466

Basic earnings per share	$0.14	$0.10	$0.27	$0.20
Diluted earnings per share	$0.14	$0.10	$0.27	$0.20

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended June 30, 2015 and 2014
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance April 1, 2015, net of taxes	$4,180	$427	$(5,924)	$(1,317)
Other comprehensive income (loss) before reclassification, net of taxes	(1,974)	—	(2)	(1,976)
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	30	22

Net current period other comprensive income (loss), net of taxes	(1,974)	(8)	28	(1,954)

Ending balance June 30, 2015, net of taxes	$2,206	$419	$(5,896)	$(3,271)

Beginning balance April 1, 2014, net of taxes	$1,136	$458	$(4,070)	$(2,476)
Other comprehensive income (loss) before reclassification, net of taxes	2,397	—	(10)	2,387
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	5	(3)

Net current period other comprensive income (loss), net of taxes	2,397	(8)	(5)	2,384

Ending balance June 30, 2014, net of taxes	$3,533	$450	$(4,075)	$(92)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	For the Six Months Ended June 30, 2015 and 2014
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive income (loss) before reclassification, net of taxes	(1,460)	—	(23)	(1,483)
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(16)	79	63

Net current period other comprensive income (loss), net of taxes	(1,460)	(16)	56	(1,420)

Ending balance June 30, 2015, net of taxes	$2,206	$419	$(5,896)	$(3,271)

Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	$(4,029)
Other comprehensive (loss) before reclassification, net of taxes	3,992	—	(20)	3,972
Amounts reclassified from other comprehensive income (loss), net of taxes	(29)	(16)	10	(35)

Net current period other comprensive income (loss), net of taxes	3,963	(16)	(10)	3,937

Ending balance June 30, 2014, net of taxes	$3,533	$450	$(4,075)	$(92)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended June 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2015	2014
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$—	$—	Realized gains on sale of securities
	—	—	Income tax expense

	—	—	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	14	13	Interest income on taxable securities
	(6)	(5)	Income tax expense

	8	8	Net of tax

Amortization of defined benefit pension plan items
Prior transition obligation	44	26
Actuarial losses	(96)	(35)

	(52)	(9)	Salaries and employee benefits
	22	4	Income tax expense

	(30)	(5)	Net of tax

Total reclassification for the period	$(22)	$3

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Six Months Ended June 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2015	2014
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$—	$50	Realized gains on sale of securities
	—	(21)	Income tax expense

	—	29	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	28	27	Interest income on taxable securities
	(12)	(11)	Income tax expense

	16	16	Net of tax

Amortization of defined benefit pension plan items
Prior transition obligation	56	52
Actuarial losses	(192)	(70)

	(136)	(18)	Salaries and employee benefits
	57	8	Income tax expense

	(79)	(10)	Net of tax

Total reclassification for the period	$(63)	$35

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at June 30, 2015 and December 31, 2014 were as follows:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$155,877	$2,736	$(1,000)	$157,613
Corporate bonds	35,853	611	(135)	36,329
Trust preferred securities	15,000	150	—	15,150

Total	$206,730	$3,497	$(1,135)	$209,092

Securities held-to-maturity:
Agency mortgage-backed securities	$16,845	$7	$(211)	$16,641
Municipals—tax exempt	83,476	531	(3,840)	80,167

Total	$100,321	$538	$(4,051)	$96,808

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$150,570	$3,867	$(265)	$154,172
Corporate bonds	35,927	959	(23)	36,863
Trust preferred securities	15,000	300	—	15,300

Total	$201,497	$5,126	$(288)	$206,335

Securities held-to-maturity:
Agency mortgage-backed securities	$15,480	$44	$(118)	$15,406
Municipals—tax exempt	79,882	1,011	(1,346)	79,547

Total	$95,362	$1,055	$(1,464)	$94,953

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$63,503	$(931)	$2,307	$(69)	$65,810	$(1,000)
Corporate bonds	10,404	(135)	—	—	10,404	(135)

Total	$73,907	$(1,066)	$2,307	$(69)	$76,214	$(1,135)

Securities held-to-maturity:
Agency mortgage-backed securities	$8,478	$(107)	$4,518	$(104)	$12,996	$(211)
Municipals—Tax Exempt	38,745	(1,641)	22,505	(2,199)	61,250	(3,840)

Total	$47,223	$(1,748)	$27,023	$(2,303)	$74,246	$(4,051)

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$12,491	$(27)	$35,614	$(238)	$48,105	$(265)
Corporate bonds	—	—	5,148	(23)	5,148	(23)

Total	$12,491	$(27)	$40,762	$(261)	$53,253	$(288)

Securities held-to-maturity:
Agency mortgage-backed securities	$4,869	$(29)	$4,974	$(89)	$9,843	$(118)
Municipals—Tax Exempt	1,884	(16)	42,867	(1,330)	44,751	(1,346)

Total	$6,753	$(45)	$47,841	$(1,419)	$54,594	$(1,464)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At June 30, 2015, the Company held 384 securities (144 available-for-sale and 240 held-to-maturity), of which 221 had fair values below amortized cost. At June 30, 2015, there were $2,307,000 of agency mortgage-backed securities available-for-sale, $4,518,000 of agency mortgage-backed securities held-to-maturity, and $22,505,000 of municipals bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $2,372,000 at June 30, 2015. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

4) Securities (Continued)

prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at June 30, 2015.

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

        The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Proceeds	$—	$—	$—	$50,011
Gross gains	—	—	—	720
Gross losses	—	—	—	(670)

        The amortized cost and estimated fair values of securities as of June 30, 2015, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$6,373	$6,708
Due after five through ten years	29,480	29,621
Due after ten years	15,000	15,150
Agency mortgage-backed securities	155,877	157,613

Total	$206,730	$209,092

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$9,708	$9,893
Due after ten years	73,768	70,274
Agency mortgage-backed securities	16,845	16,641

Total	$100,321	$96,808

5) Loans

        Loans were as follows for the periods indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$471,651	$462,403
Real estate:
Commercial and residential	508,497	478,335
Land and construction	68,666	67,980
Home equity	71,579	61,644
Consumer	13,739	18,867

Loans	1,134,132	1,089,229
Deferred loan origination fees, net	(529)	(586)

Loans, net of deferred fees	1,133,603	1,088,643
Allowance for loan losses	(18,757)	(18,379)

Loans, net	$1,114,846	$1,070,264

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended June 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,856	$7,554	$144	$18,554
Charge-offs	(9)	—	—	(9)
Recoveries	46	114	30	190

Net recoveries	37	114	30	181
Provision (credit) for loan losses	300	(218)	(60)	22

Balance, end of period	$11,193	$7,450	$114	$18,757

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5) Loans (Continued)

	Three Months Ended June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,846	$6,894	$77	$18,817
Charge-offs	(187)	—	—	(187)
Recoveries	144	16	—	160

Net (charge-offs) recoveries	(43)	16	—	(27)
Provision (credit) for loan losses	(349)	159	(8)	(198)

Balance, end of period	$11,454	$7,069	$69	$18,592

	Six Months Ended June 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(221)	(2)	—	(223)
Recoveries	482	127	30	639

Net recoveries	261	125	30	416
Provision (credit) for loan losses	(255)	255	(38)	(38)

Balance, end of period	$11,193	$7,450	$114	$18,757

	Six Months Ended June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(595)	—	—	(595)
Recoveries	188	43	—	231

Net (charge-offs) recoveries	(407)	43	—	(364)
Provision (credit) for loan losses	(672)	478	(14)	(208)

Balance, end of period	$11,454	$7,069	$69	$18,592

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5) Loans (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	June 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$106	$—	$—	$106
Collectively evaluated for impairment	11,087	7,450	114	18,651

Total allowance balance	$11,193	$7,450	$114	$18,757

Loans:
Individually evaluated for impairment	$1,003	$3,982	$5	$4,990
Collectively evaluated for impairment	470,648	644,760	13,734	1,129,142

Total loan balance	$471,651	$648,742	$13,739	$1,134,132

	December 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$404	$—	$—	$404
Collectively evaluated for impairment	10,783	7,070	122	17,975

Total allowance balance	$11,187	$7,070	$122	$18,379

Loans:
Individually evaluated for impairment	$2,701	$3,315	$6	$6,022
Collectively evaluated for impairment	459,702	604,644	18,861	1,083,207

Total loan balance	$462,403	$607,959	$18,867	$1,089,229

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5) Loans (Continued)

foreclosure according to local requirements of the applicable jurisdiction are not material as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$215	$215	$—	$2,282	$1,872	$—
Real estate:
Commercial and residential	4,019	3,160	—	2,510	1,651	—
Land and construction	537	500	—	1,808	1,319	—
Home Equity	322	322	—	345	345	—
Consumer	5	5	—	6	6	—

Total with no related allowance recorded	5,098	4,202	—	6,951	5,193	—
With an allowance recorded:
Commercial	788	788	106	829	829	404
Real estate:
Commercial and residential	—	—	—	—	—	—

Total with an allowance recorded	788	788	106	829	829	404

Total	$5,886	$4,990	$106	$7,780	$6,022	$404

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended June 30, 2015
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,058	$3,655	$895	$330	$5	$5,943
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5) Loans (Continued)

	Three Months Ended June 30, 2014
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$4,670	$3,051	$1,703	$576	$73	$10,073
Interest income during impairment	$56	$—	$—	$—	$—	$56
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2015
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,606	$2,987	$1,037	$335	$5	$5,970
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2014
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$4,749	$3,488	$1,722	$606	$90	$10,655
Interest income during impairment	$56	$—	$—	$—	$—	$56
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	June 30,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$4,832	$7,688	$5,855
Restructured and loans over 90 days past due and still accruing	—	454	—

Total nonperforming loans	$4,832	$8,142	$5,855

Other restructured loans	$158	$1,180	$167
Impaired loans, excluding loans held-for-sale	$4,990	$9,322	$6,022

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5) Loans (Continued)

        The following table presents the nonperforming loans by class for the periods indicated:

	June 30, 2015			December 31, 2014
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$845	$—	$845	$2,534	$—	$2,534
Real estate:					—
Commercial and residential	3,160	—	3,160	1,651	—	1,651
Land and construction	500	—	500	1,320	—	1,320
Home equity	322	—	322	344	—	344
Consumer	5	—	5	6	—	6

Total	$4,832	$—	$4,832	$5,855	$—	$5,855

        The following tables present the aging of past due loans by class for the periods indicated:

	June 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$2,745	$366	$404	$3,515	$468,136	$471,651
Real estate:
Commercial and residential	—	—	2,615	2,615	505,882	508,497
Land and construction	—	—	—	—	68,666	68,666
Home equity	—	—	—	—	71,579	71,579
Consumer	—	—	—	—	13,739	13,739

Total	$2,745	$366	$3,019	$6,130	$1,128,002	$1,134,132

	December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,002	$195	$1,978	$5,175	$457,228	$462,403
Real estate:
Commercial and residential	—	—	1,065	1,065	477,270	478,335
Land and construction	—	—	—	—	67,980	67,980
Home equity	—	—	—	—	61,644	61,644
Consumer	—	—	—	—	18,867	18,867

Total	$3,002	$195	$3,043	$6,240	$1,082,989	$1,089,229

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5) Loans (Continued)

        Past due loans 30 days or greater totaled $6,130,000 and $6,240,000 at June 30, 2015 and December 31, 2014, respectively, of which $3,019,000 and $3,130,000 were on nonaccrual. At June 30, 2015, there were also $1,813,000 loans less than 30 days past due included in nonaccrual loans held for investment. At December 31, 2014, there were also $2,725,000 loans less than 30 days past due included in nonaccrual loans held for investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5) Loans (Continued)

        Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at June 30, 2015 or December 31, 2014.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	June 30, 2015			December 31, 2014
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$467,522	$4,129	$471,651	$455,767	$6,636	$462,403
Real estate:
Commercial and residential	503,570	4,927	508,497	472,061	6,274	478,335
Land and construction	68,166	500	68,666	66,660	1,320	67,980
Home equity	70,702	877	71,579	60,736	908	61,644
Consumer	13,424	315	13,739	18,518	349	18,867

Total	$1,123,384	$10,748	$1,134,132	$1,073,742	$15,487	$1,089,229

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

        The book balance of troubled debt restructurings at June 30, 2015 was $227,000, which included $69,000 of nonaccrual loans and $158,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2014 was $1,083,000, which included $916,000 of nonaccrual loans and $167,000 of accruing loans. Approximately $3,000 and $113,000 in specific reserves were established with respect to these loans as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three and six month periods ended June 30, 2015 and 2014.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

5) Loans (Continued)

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and six month periods ended June 30, 2015 and 2014.

        A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Business Combinations

Bay View Funding

        On October 8, 2014, HBC entered into a Stock Purchase Agreement ("Purchase Agreement") with BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF/CSNK") pursuant to which HBC agreed to acquire all of the outstanding common stock from the stockholders of BVF/CSNK for an aggregate purchase price of $22,520,000 ("Acquisition"). The Acquisition closed on November 1, 2014. Based in Santa Clara, California, BVF/CSNK through its wholly-owned subsidiary CSNK Working Capital Finance Corp., a California corporation, dba Bay View Funding ("BVF") provides business essential working capital factoring financing to various industries throughout the United States. BVF/CSNK was subsequently merged into BVF and BVF became a wholly owned subsidiary of HBC. Combining Bay View Funding's staff and national reach with Heritage Bank of Commerce's banking products and services further diversifies the Bank's commercial products and services. The Bay View Funding platform is scalable and is aligned with recent key product initiatives designed to deliver a full spectrum of commercial lending products to our markets. Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014.

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

        The following table presents pro forma financial information as if the acquisition had occurred on January 1, 2014, which includes the pre-acquisition period for Bay View Funding. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one-time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

6) Business Combinations (Continued)

future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

UNAUDITED	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
	(Dollars in thousands, except per share amounts)
Net interest income	$16,436	$32,132
Noninterest income	2,213	4,398

Total revenue	$18,649	$36,530

Net income	$3,891	$7,427
Net income per share—basic	$0.12	$0.23
Net income per share—diluted	$0.12	$0.23

Focus Business Bank

        On April 23, 2015, the Company and Focus Business Bank ("Focus") jointly announced the execution of a definitive agreement and plan of merger and reorganization whereby Focus will merge into HBC.

        The board of directors of both companies approved the transaction, which is subject to customary conditions, including the approval of bank regulatory agencies and the shareholders of the Company and Focus. Upon completion of the transaction, the Company's Board of Directors will consist of 13 directors, eleven representatives from the Company and two representatives from Focus. Shareholders of Focus will receive a fixed exchange ratio at closing of 1.8235 shares of the Company's common stock for each share of Focus common stock, with HBC the surviving bank.

        The Company and the Bank have received regulatory approvals from both the Federal Reserve Board of San Francisco and the California Department of Business Oversight for the merger of the Company and Focus. The transaction is subject to the approval of the shareholders of the Company and Focus. The Company and Focus will hold their respective special shareholder meetings on August 11, 2015, at 1:00 p.m. PDT. The transaction is expected to close in the third quarter of 2015, pending shareholder approval and the satisfaction of other customary closing conditions.

        Focus is a California bank with $407,630,000 in assets at June 30, 2015, with a single branch located in downtown San Jose. Giving effect to the transaction, existing shareholders of the Company are expected to own approximately 85.4% of the outstanding shares of the combined company and Focus shareholders are expected to own approximately 14.6%.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

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

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards are as of December 31, 2014 for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting for Uncertainty in Income Taxes, the Company estimated the need for a reserve for income taxes of $250,000 for uncertain state income tax positions of Bay View Funding.

        The Company had net deferred tax assets of $18,943,000, and $18,527,000, at June 30, 2015, and December 31, 2014, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2015 and December 31, 2014 will be fully realized in future years.

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

June 30, 2015

(Unaudited)

7) Income Taxes (Continued)

expense, and the effective tax rate as originally reported and with the low income housing investment losses reclassified under the proportional amortization method of accounting for the periods indicated:

For the Three Months Ended June 30, 2014
(Dollars in thousands)
Noninterest expense as originally reported	$10,934
Low income housing investment losses reclassified to income tax expense	(165)

Noninterest expense under the proportional method	$10,769

Income tax expense as originally reported	$1,672
Low income housing investment losses reclassified from noninterest expense	165

Income tax expense under the proportional method	$1,837

Effective tax rate as originally reported	33.5%
Effective under the proportional method	35.6%

For the Six Months Ended June 30, 2014
(Dollars in thousands)
Noninterest expense as originally reported	$21,668
Low income housing investment losses reclassified to income tax expense	(353)

Noninterest expense under the proportional method	$21,315

Income tax expense as originally reported	$3,223
Low income housing investment losses reclassified from noninterest expense	353

Income tax expense under the proportional method	$3,576

Effective tax rate as originally reported	33.5%
Effective under the proportional method	35.8%

        The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Low income housing investments	$4,762	$5,268
Future commitments	$1,827	$1,827

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

7) Income Taxes (Continued)

        The Company expects $930,000 of the future commitments to be paid in 2015, $550,000 in 2016, and $347,000 in 2017 through 2023.

        For tax purposes, the Company had low income housing tax credits of $175,000 and $103,000 for the three months ended June 30, 2015 and June 30, 2014, respectively, and low income housing investment losses of $228,000 and $165,000, respectively. For tax purposes, the Company had low income housing tax credits of $350,000 and $206,000 for the six months ended June 30, 2015 and June 30, 2014, respectively, and low income housing investment losses of $457,000 and $353,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense. There was an income tax credit of $3,000 for the three months ended June 30, 2015. For the six months ended June 30, 2015, income tax expense was $291.

8) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$216	$179	$432	$358
Interest cost	221	228	442	456
Amortization of net actuarial loss	96	35	192	70

Net periodic benefit cost	$533	$442	$1,066	$884

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

8) Benefit Plans (Continued)

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,641	$4,353
Interest cost	85	196
Amortization of net actuarial loss	—	92

Projected benefit obligation at end of period	$4,726	$4,641

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Net actuarial loss	$641	$540
Prior transition obligation	1,463	1,507

Accumulated other comprehensive loss	$2,104	$2,047

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of prior transition obligation	$(44)	$(26)	$(56)	$(52)
Interest cost	34	49	84	98

Net periodic benefit cost	$(10)	$23	$28	$46

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

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

June 30, 2015

(Unaudited)

10) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2015:
Available-for-sale securities:
Agency mortgage-backed securities	$157,613	—	$157,613	—
Corporate bonds	$36,329	—	$36,329	—
Trust preferred securities	$15,150	—	$15,150	—
I/O strip receivables	$1,441	—	$1,441	—
Assets at December 31, 2014:
Available-for-sale securities:
Agency mortgage-backed securities	$154,172	—	$154,172	—
Corporate bonds	$36,863	—	$36,863	—
Trust preferred securities	$15,300	—	$15,300	—
I/O strip receivables	$1,481	—	$1,481	—

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

June 30, 2015

(Unaudited)

10) Fair Value (Continued)

adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2015:
Impaired loans—held-for-investment:
Commercial	$682	—	—	$682
Real estate:
Commercial and residential	545	—	—	545
Land and construction	500	—	—	500

	$1,727	—	—	$1,727

Assets at December 31, 2014:
Impaired loans—held-for-investment:
Commercial	$859	—	—	$859
Real estate:
Commercial and residential	587	—	—	587
Land and construction	1,176	—	—	1,176

	$2,622	—	—	$2,622

Foreclosed assets:
Commercial	$31	—	—	$31

	$31	—	—	$31

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

10) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for- investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$1,833	$3,026
Book value of impaired loans held-for-investment carried at cost	3,157	2,996

Total impaired loans held-for-investment	$4,990	$6,022

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$1,833	$3,026
Specific valuation allowance	(106)	(404)

Impaired loans held-for-investment carried at fair value, net	$1,727	$2,622

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $4,990,000 at June 30, 2015. In addition, these loans had a specific valuation allowance of $106,000 at June 30, 2015. Impaired loans held-for-investment totaling $1,833,000 at June 30, 2015, were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $3,157,000 of impaired loans were carried at cost at June 30, 2015, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first six months of 2015 on impaired loans held-for-investment carried at fair value at June 30, 2015 resulted in a credit to the provision for loan losses of $116,000.

        At June 30, 2015, foreclosed assets had a carrying amount of $421,000, with no valuation allowance at June 30, 2015.

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

June 30, 2015

(Unaudited)

10) Fair Value (Continued)

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$682	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	$545	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$500	Market Approach	Discount adjustment for differences between comparable sales	0% to 1% (1%)

	December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$859	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	$587	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$1,176	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Commercial	$31	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

10) Fair Value (Continued)

of appraisal, current status of property and other related factors to estimate the current value of collateral.

        The carrying amounts and estimated fair values of financial instruments at June 30, 2015 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$131,268	$131,268	$—	$—	$131,268
Securities available-for-sale	209,092	—	209,092	—	209,092
Securities held-to-maturity	100,321		96,808		96,808
Loans (including loans held-for-sale), net	1,118,640	—	3,794	1,124,882	1,128,676
FHLB and FRB stock	10,623	—	—	—	N/A
Accrued interest receivable	4,127	—	1,447	2,680	4,127
Loan servicing rights and I/O strips receivables	1,952	—	3,708	—	3,708
Liabilities:
Time deposits	$256,607	$—	$228,869	$—	$228,869
Other deposits	1,190,530	—	1,190,530	—	1,190,530
Accrued interest payable	185	—	185	—	185

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

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

June 30, 2015

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

June 30, 2015

(Unaudited)

11) Equity Plan (Continued)

determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the six months ended June 30, 2015, the Company granted 223,000 shares of nonqualified stock options and 73,855 shares of restricted stock subject to time vesting requirements. There were 981,961 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2015.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,726,106	$11.23
Granted	223,000	$9.36
Exercised	(23,734)	$5.15
Forfeited or expired	(77,817)	$18.12

Outstanding at June 30, 2015	1,847,555	$10.79	6.1	$3,344,484

Vested or expected to vest	1,755,177		6.1	$3,177,260

Exercisable at June 30, 2015	1,203,163		4.7	$2,402,285

        As of June 30, 2015, there was $2,314,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.83 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2015	100,000	$8.25
Granted	73,855	$9.30
Vested	(13,750)	$6.98
Forfeited or expired	(5,000)	$8.70

Nonvested shares at June 30, 2015	155,105	$8.85

        As of June 30, 2015, there was $1,237,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 3.55 years.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

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

        As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements on January 1, 2015 and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2015.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2015 and December 31, 2014, the Company and HBC met all capital adequacy guidelines to which they were subject.

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2015, and under the Basel I regulatory requirements as of December 31, 2014.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2015:
Total Capital	$193,530	13.0%	$148,777	10.0%	$119,022	8.0%
(to risk-weighted assets)
Tier 1 Capital	$174,924	11.8%	$119,022	8.0%	$89,266	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$155,985	10.5%	$96,705	6.5%	$66,950	4.5%
(to risk-weighted assets)
Tier 1 Capital	$174,924	10.6%	$82,200	5.0%	$65,760	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

12) Capital Requirements (Continued)

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
(to average assets)

        HBC's actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2015, and under the Basel I regulatory requirements as of December 31, 2014.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2015:
Total Capital	$186,793	12.6%	$148,614	10.0%	$118,891	8.0%
(to risk-weighted assets)
Tier 1 Capital	$168,206	11.3%	$118,891	8.0%	$89,168	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$168,206	11.3%	$96,599	6.5%	$66,876	4.5%
(to risk-weighted assets)
Tier 1 Capital	$168,206	10.2%	$82,118	5.0%	$65,695	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

12) Capital Requirements (Continued)

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
(to average assets)

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions ("DBO") may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2015, HBC would be required to obtain regulatory approval from the DBO for a dividend or other distribution to HCC. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

14) Business Segment Information

        The following presents the Company's operating segments. The Company operates through two business segments; Banking segment and Factoring segment. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company's prime rate and funding costs. The provision for loan loss is allocated based on the segment's allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding, which has been included in the results of operations since the acquisition on November 1, 2014.

	For the Three Months Ended June 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$15,037	$3,138	$18,175
Intersegment interest allocations	274	(274)	—
Total interest expense	533	—	533

Net interest income	14,778	2,864	17,642
Provision (credit) for loan losses	21	1	22

Net interest income after provision	14,757	2,863	17,620
Noninterest income	1,921	243	2,164
Noninterest expense	10,809	1,808	12,617
Intersegment expense allocations	79	(79)	—

Income before income taxes	5,948	1,219	7,167
Income tax expense	2,178	512	2,690

Net income	$3,770	$707	$4,477

Total assets	$1,635,859	$44,347	$1,680,206
Loans, net of deferred fees	$1,091,309	$42,294	$1,133,603

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2015

(Unaudited)

14) Business Segment Information (Continued)

	For the Six Months Ended June 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$29,341	$6,200	$35,541
Intersegment interest allocations	542	(542)	—
Total interest expense	1,041	—	1,041

Net interest income	28,842	5,658	34,500
Provision (credit) for loan losses	(37)	(1)	(38)

Net interest income after provision	28,879	5,659	34,538
Noninterest income	3,712	378	4,090
Noninterest expense	21,314	3,579	24,893
Intersegment expense allocations	154	(154)	—

Income before income taxes	11,431	2,304	13,735
Income tax expense	4,152	968	5,120

Income before income taxes	$7,279	$1,336	$8,615

Total assets	$1,635,859	$44,347	$1,680,206
Loans, net of deferred fees	$1,091,309	$42,294	$1,133,603

(1)
Includes the holding company's results of operations

15) Subsequent Events

        On July 23, 2015, the Company announced that its Board of Directors declared a $0.08 per share quarterly cash dividend to holders of common stock and Series C Preferred Stock (on an as converted basis). The dividend will be paid on August 27, 2015, to shareholders of record on August 13, 2015.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the "Company" or "HCC"), its wholly-owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), and HBC's wholly-owned subsidiary, CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding ("Bay View Funding" or "BVF"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-Q refer to Heritage Commerce Corp and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2014. There are no changes to these policies as of June 30, 2015, except for the following policy on segment reporting to include two reportable segments consisting of Banking and Factoring as a result of the acquisition of Bay View Funding:

Segment Reporting

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States through its Banking and Factoring business segments. No customer accounts for more than 10 percent of revenue for HBC or the Company. The Company's Chief Executive Officer uses segments results to make operating and strategic decisions.

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

        On November 1, 2014, the Company acquired Bay View Funding. Based in Santa Clara, California, Bay View Fuding provides business essential working capital factoring financing to various industries throughout the United States. Bay View Funding's operations have been included in the Company's results of operations beginning November 1, 2014.

Focus Business Bank Merger Update

        On April 23, 2015, the Company and Focus Business Bank ("Focus") jointly announced the execution of a definitive agreement and plan of merger and reorganization whereby Focus will merge into HBC.

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

        The Company and HBC have received regulatory approvals from both the Federal Reserve Board of San Francisco and the California Department of Business Oversight for the merger of the Company and Focus. The transaction is subject to the approval of the shareholders of the Company and Focus. The Company and Focus will hold their respective special shareholder meetings on August 11, 2015, at 1:00 p.m. PDT. The transaction is expected to close in the third quarter of 2015, pending shareholder approval and the satisfaction of other customary closing conditions.

        Focus is a California chartered bank with approximately $408 million in assets at June 30, 2015, with a single branch located in downtown San Jose. Giving effect to the transaction, existing shareholders of the Company are expected to own approximately 85.4% of the outstanding shares of the combined company and Focus shareholders are expected to own approximately 14.6%.The pre-tax acquisition costs incurred by the Company related to the Focus transaction totaled $542,000 during the first six months of 2015, of which $423,000 was incurred during the second quarter of 2015, and $119,000 was incurred during the first quarter of 2015.

Performance Overview

        For the three months ended June 30, 2015, net income was $4.5 million, or $0.14 per average diluted common share, compared to $3.3 million, or $0.10 per average diluted common share, for the three months ended June 30, 2014. The Company's annualized return on average tangible assets was 1.09% and annualized return on average tangible equity was 10.49% for the three months ended June 30, 2015, compared to 0.91% and 7.51%, respectively, for the three months ended June 30, 2014.

        For the six months ended June 30, 2015, net income was $8.6 million, or $0.27 per average diluted common share, compared to $6.4 million, or $0.20 per average diluted common share, for the six months ended June 30, 2014. The Company's annualized return on average tangible assets was 1.06% and annualized return on average tangible equity was 10.20% for the six months ended June 30, 2015, compared to 0.88% and 7.33%, respectively, for the six months ended June 30, 2014.

Bay View Funding Acquisition

        On November 1, 2014, the Company acquired Bay View Funding, by purchasing all of the outstanding common stock from the stockholders of Bay View Funding for an aggregate purchase price of $22.52 million. Bay View Funding became a wholly owned subsidiary of HBC. Based in Santa Clara, California, Bay View Funding, which provides business essential working capital factoring financing to various industries throughout the United States. Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014. The following table reflects selected financial information for BVF at or for the periods indicated:

(Dollars in thousands)
Total factored receivables at June 30, 2015	$42,294
Average factored receivables:
For the three months ended June 30, 2015	$41,079
For the six months ended June 30, 2015	$40,992
Total full time equivalent employees at June 30, 2015	37

        The following are major factors that impacted the Company's results of operations:

  •
  The fully tax equivalent ("FTE") net interest margin increased 59 basis points to 4.66% for the second quarter of 2015, from 4.07% for the second quarter of 2014, primarily due to loan growth, higher yields on securities, revenue from the higher yielding Bay View Funding factored receivables portfolio, and a special dividend of $203,000 paid by the San Francisco Federal Home Loan Bank ("FHLB"). For the six months ended June 30, 2015, net interest margin increased 56 basis points to 4.62%, from 4.06% for the six months ended June 30, 2014, primarily due to the higher yielding Bay View Funding factored receivables portfolio, and the special dividend paid by the FHLB.

  •
  Net interest income increased 29% to $17.6 million for the second quarter of 2015, compared to $13.7 million for the second quarter of 2014, and increased 5% from $16.9 million for the first quarter of 2015. Net interest income increased 28% to $34.5 million for the six months ended June 30, 2015, compared to $27.0 million for the six months ended June 30, 2014.

  •
  There was a $22,000 provision for loan losses for the second quarter of 2015, compared to a $198,000 credit provision for loan losses for the second quarter of 2014. For the six months ended June 30, 2015, there was a $38,000 credit provision for loan losses compared to a $208,000 credit provision for loan losses for the six months ended June 30, 2014.

  •
  Noninterest income was $2.2 million for the second quarter of 2015, compared to $2.0 million for the second quarter of 2014. For the six months ended June 30, 2015 and June 30, 2014, noninterest income was $4.1 million.

  •
  Noninterest expense for the second quarter of 2015 increased to $12.6 million, from $10.8 million for the second quarter of 2014. Noninterest expense for the six months ended June 30, 2015 increased 17% to $24.9 million, compared to $21.3 million for the six months ended June 30, 2014. The increase in noninterest expense for the second quarter and six months ended June 30, 2015, was primarily due to the operating costs of Bay View Funding and costs related to the Focus transaction.

  •
  The efficiency ratio for the second quarter of 2015 improved to 63.70%, compared to 68.45% for the second quarter of 2014, primarily due to a higher net interest income. The efficiency ratio for the six months ended June 30, 2015 was 64.51%, compared to 68.57% for the six months ended June 30, 2014. The decrease in the efficiency ratio in the second quarter and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense.

  •
  Income tax expense for the second quarter of 2015 was $2.7 million, compared to $1.8 million for the second quarter of 2014. The effective tax rate for the second quarter of 2015 increased to 37.5%, compared to 35.6% for the second quarter of 2014. Income tax expense for the six months ended June 30, 2015 was $5.1 million, compared to $3.6 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 37.3%, compared to 35.8% for the six months ended June 30, 2014.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 9% to $340.4 million at June 30, 2015, from $310.9 million at June 30, 2014, and increased 4% from $328.7 million at December 31, 2014.

  •
  Securities held-to-maturity, at amortized cost, were $100.3 million at June 30, 2015, compared to $96.0 million at June 30, 2014, and $95.4 million at December 31, 2014.

  •
  Total loans, excluding loans held-for-sale, increased 14% to $1.13 billion at June 30, 2015, from $990.3 million at June 30, 2014, and increased 4% from $1.09 billion at December 31, 2014.

  •
  Nonperforming assets were $5.3 million, or 0.31% of total assets, at June 30, 2015, compared to $8.7 million, or 0.59%, of total assets, at June 30, 2014, and $6.6 million, or 0.41% of total assets, at December 31, 2014.

  •
  Classified assets, net of SBA guarantees, decreased 52% to $11.2 million at June 30, 2015, from $23.1 million at June 30, 2014, and decreased 30% from $16.0 million at December 31, 2014.

  •
  Net recoveries totaled $181,000 for the second quarter of 2015, compared to net charge-offs of $27,000 for the second quarter 2014, and net charge-offs of $56,000 for the fourth quarter of 2014.

  •
  The allowance for loan losses at June 30, 2015 was $18.8 million, or 1.65% of total loans, representing 388.18% of nonperforming loans. The allowance for loan losses at June 30, 2014 was $18.6 million, or 1.88% of total loans, representing 228.35% of nonperforming loans. The allowance for loan losses at December 31, 2014 was $18.4 million, or 1.69% of total loans, representing 313.90% of nonperforming loans.

  •
  Deposits totaled $1.45 billion at June 30, 2015, compared to $1.27 billion at June 30, 2014, and $1.39 billion at December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $187.1 million, or 19%, to $1.19 billion at June 30, 2015, from $1.00 billion at June 30, 2014 and increased $62.4 million, or 6%, from $1.13 billion at December 31, 2014.

  •
  The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 11.96% at June 30, 2015, compared to 13.94% at June 30, 2014, and 12.54% at December 31, 2014.

  •
  The loan to deposit ratio was 78.33% at June 30, 2015, compared to 78.11% at June 30, 2014, and 78.41% at December 31, 2014.

  •
  The Company announced it will pay a quarterly cash dividend of $0.08 per share in the third quarter of 2015 to holders of common stock and Series C convertible perpetual preferred stock ("Series C Preferred Stock"), on an as converted basis.

  •
  As of January 1, 2015, along with other community banking organizations, HCC and HBC became subject to new capital requirements, and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios are presented in the table below.

			Transitional Minimum Regulatory Requirement Effective January 1, 2015		Well-capitalized by Regulatory Definition Under FIDICIA Effective January 1, 2015
	At June 30, 2015			Minimum Regulatory Requirement(1) Effective January 1, 2019
Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce
Total Risk-Based	13.0%	12.6%	8.0%	10.5%	10.0%
Tier 1 Risk-Based	11.8%	11.3%	6.0%	8.5%	8.0%
Common Equity Tier 1 Risk-based	10.5%	11.3%	4.5%	7.0%	6.5%
Leverage	10.6%	10.2%	4.0%	4.0%	5.0%

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

        Deposits totaled $1.45 billion at June 30, 2015, compared to $1.27 billion at June 30, 2014, and $1.39 billion at December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $187.1 million, or 19%, to $1.19 billion at June 30, 2015, from $1.00 billion at June 30, 2014 and increased $62.4 million, or 6%, from $1.13 billion at December 31, 2014.

        The Company had $26.1 million in brokered deposits at June 30, 2015, compared to $33.6 million at June 30, 2014, and $28.1 million at December 31, 2014. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators was $22.1 million at June 30, 2015, compared to $20.8 million at June 30, 2014, and $41.5 million at December 31, 2014. Certificates of deposit from the State of California totaled $98.0 million at June 30, 2015, June 30, 2014 and December 31, 2014.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At June 30, 2015, we had $131.3 million in cash and cash equivalents and approximately $452.2 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $150.5 million at fair value in unpledged securities available at June 30, 2015. Our loan to deposit ratio increased to 78.33% at June 30, 2015, compared to 78.11% at June 30, 2014, and 78.41% at December 31, 2014.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Loans, excluding loans held-for-sale, increased 14% to $1.13 billion at June 30, 2015, from $990.3 million at June 30, 2014, and increased 4% from $1.09 billion at December 31, 2014. The loan portfolio remains well-diversified with commercial and industrial ("C&I") loans accounting for 42% of the loan portfolio at June 30, 2015, which included $42.3 million of factored receivables at Bay View Funding. Commercial and residential real estate loans accounted for 45% of the total loan portfolio, of which 48% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of total loans, and land and construction loans accounted for the remaining 6% of total loans at June 30, 2015. C&I line usage was 40% at June 30, 2015, compared to 42% at June 30, 2014, and December 31, 2014.

Net Interest Income

        The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company's total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 29% to $17.6 million for the second quarter of 2015, compared to $13.7 million for the second quarter of 2014, as a result of growth in the loan portfolio, contribution to revenue from operations from Bay View Funding, and a special dividend of $203,000 paid by the FHLB.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the second quarter of 2015 was $12.6 million, an increase of 17% from $10.8 million for the second quarter of 2014. Noninterest expense for the six months ended June 30, 2015 increased 17% to $24.9 million, compared to $21.3 million for the six months ended June 30, 2014. The increase in noninterest expense for the second quarter and six months ended June 30, 2014 was primarily due to the operating costs of Bay View Funding, and the acquisition costs related to the Focus transaction.

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

RESULTS OF OPERATIONS

        The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of loans, loan servicing fees, customer service charges and fees, the increase in cash surrender value of life insurance, and gains on the sale of securities. The majority of the Company's noninterest expenses are operating costs that relate to providing a full range of banking and lending services to our customers.

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

Distribution, Rate and Yield

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,107,906	$15,643	5.66%	$974,673	$11,617	4.78%
Securities—taxable	238,801	1,937	3.25%	287,841	2,047	2.85%
Securities—tax exempt(2)	80,943	792	3.92%	79,845	779	3.91%
Federal funds sold and interest-bearing deposits in other financial institutions	114,901	80	0.28%	31,598	22	0.28%

Total interest earning assets(2)	1,542,551	18,452	4.80%	1,373,957	14,465	4.22%

Cash and due from banks	27,996			23,919
Premises and equipment, net	7,342			7,212
Intangible assets	16,063			1,367
Other assets	70,616			62,630

Total assets	$1,664,568			$1,469,085

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$550,869			$436,018
Demand, interest-bearing	235,860	105	0.18%	199,010	82	0.17%
Savings and money market	382,751	198	0.21%	354,826	166	0.19%
Time deposits—under $100	19,065	14	0.29%	20,610	16	0.31%
Time deposits—$100 and over	199,615	161	0.32%	194,483	157	0.32%
Time deposits—brokered	26,790	53	0.79%	37,766	83	0.88%
CDARS—money market and time deposits	13,519	2	0.06%	14,408	2	0.06%

Total interest-bearing deposits	877,600	533	0.24%	821,103	506	0.25%

Total deposits	1,428,469	533	0.15%	1,257,121	506	0.16%
Short-term borrowings	13	—	0.00%	1,557	1	0.26%

Total interest-bearing liabilities	877,613	533	0.24%	822,660	507	0.26%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,428,482	533	0.15%	1,258,678	521	0.16%
Other liabilities	48,907			31,444

Total liabilities	1,477,389			1,290,122
Shareholders' equity	187,179			178,963

Total liabilities and shareholders' equity	$1,664,568			$1,469,085

Net interest income(2) / margin		17,919	4.66%		13,958	4.07%
Less tax equivalent adjustment(2)		(277)			(273)

Net interest income		$17,642			$13,685

(1)
Includes loans held for sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,086,988	$30,647	5.69%	$952,628	$22,756	4.82%
Securities—taxable	234,651	3,716	3.19%	287,946	4,217	2.95%
Securities—tax exempt(2)	80,410	1,571	3.94%	79,895	1,557	3.93%
Federal funds sold and interest-bearing deposits in other financial institutions	127,441	157	0.25%	47,504	62	0.26%

Total interest earning assets(2)	1,529,490	36,091	4.76%	1,367,973	28,592	4.21%

Cash and due from banks	27,628			24,323
Premises and equipment, net	7,397			7,224
Intangible assets	16,153			1,425
Other assets	69,171			63,063

Total assets	$1,649,839			$1,464,008

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$540,767			$432,501
Demand, interest-bearing	233,669	205	0.18%	199,207	159	0.16%
Savings and money market	382,385	383	0.20%	346,251	317	0.18%
Time deposits—under $100	19,370	29	0.30%	20,887	33	0.32%
Time deposits—$100 and over	200,277	312	0.31%	194,644	316	0.33%
Time deposits—brokered	27,450	108	0.79%	43,384	199	0.92%
CDARS—money market and time deposits	12,203	4	0.07%	16,770	3	0.04%

Total interest-bearing deposits	875,354	1,041	0.24%	821,143	1,027	0.25%

Total deposits	1,416,121	1,041	0.15%	1,253,644	1,027	0.17%
Short-term borrowings	38	—	0.00%	812	1	0.25%

Total interest-bearing liabilities	875,392	1,041	0.24%	821,955	1,028

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,416,159	1,041	0.15%	1,254,456	1,028	0.17%
Other liabilities	47,280			32,175

Total liabilities	1,463,439			1,286,631
Shareholders' equity	$186,400			173,377

Total liabilities and shareholders' equity	$1,649,839			$1,460,008

Net interest income(2) / margin		35,050	4.62%		27,564	4.06%
Less tax equivalent adjustment(2)		(550)			(545)

Net interest income		$34,500			$27,019

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

	Three Months Ended June 30, 2015 vs. 2014 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$1,889	$2,137	$4,026
Securities—taxable	(395)	285	(110)
Securities—tax exempt(1)	12	1	13
Federal funds sold and interest-bearing deposits in other financial institutions	58	—	58

Total interest income from interest earnings assets(1)	1,564	2,423	3,987

Expense on interest-bearing liabilities:
Demand, interest-bearing	16	7	23
Savings and money market	12	20	32
Time deposits—under $100	(1)	(1)	(2)
Time deposits—$100 and over	6	(2)	4
Time deposits—brokered	(21)	(9)	(30)
CDARS—money market and time deposits	—	—	—
Short-term borrowings	—	(1)	(1)

Total interest expense on interest-bearing liabilities	12	14	26

Net interest income(1)	$1,552	$2,409	3,961

Less tax equivalent adjustment(1)			(4)

Net interest income			$3,957

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Six Months Ended June 30, 2015 vs. 2014 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$3,767	$4,124	$7,891
Securities—taxable	(839)	338	(501)
Securities—tax exempt(1)	10	4	14
Federal funds sold and interest-bearing deposits in other financial institutions	98	(3)	95

Total interest income from interest earnings assets(1)	3,036	4,463	7,499

Expense on interest-bearing liabilities:
Demand, interest-bearing	27	19	46
Savings and money market	40	26	66
Time deposits—under $100	(2)	(2)	(4)
Time deposits—$100 and over	13	(17)	(4)
Time deposits—brokered	(62)	(29)	(91)
CDARS—money market and time deposits	(2)	3	1
Short-term borrowings	—	(1)	(1)

Total interest expense on interest-bearing liabilities	14	(1)	13

Net interest income(1)	$3,022	$4,464	7,486

Less tax equivalent adjustment(1)			(5)

Net interest income			$7,481

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets, increased 59 basis points to 4.66% for the second quarter of 2015, from 4.07% for the second quarter of 2014, primarily due to loan growth, higher yields on securities, revenue from the higher yielding Bay View Funding factored receivables portfolio, and a special dividend of $203,000 paid by the FHLB. For the six months ended June 30, 2015, net interest margin increased 56 basis points to 4.62%, from 4.06% for the six months ended June 30, 2014, primarily due to revenue from the higher yielding Bay View Funding factored receivables portfolio, and a special dividend paid by the FHLB.

        Net interest income increased 29% to $17.6 million for the second quarter of 2015, compared to $13.7 million for the second quarter of 2014. Net interest income increased 28% to $34.5 million for the six months ended June 30, 2015, compared to $27.0 million the six months ended June 30, 2014. The increase in the net interest income for the second quarter and for the six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to growth in the loan portfolio, contribution to revenue from operations from Bay View Funding, and a special dividend paid by the FHLB.

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

        There was a provision for loan losses of $22,000 for the second quarter of 2015, compared to a credit provision for loan losses of $198,000 for the second quarter of 2014. The credit provision for loan losses for the six months ended June 30, 2015 was $38,000, compared to a credit to the provision for loan losses $208,000 for the six months ended June 30, 2014.

        The allowance for loan losses totaled $18.8 million, or 1.65% of total loans at June 30, 2015, compared to $18.6 million, or 1.88% of total loans at June 30, 2014, and $18.4 million, or 1.69% of total loans at December 31, 2014. The allowance for loan losses to total loans decreased at June 30, 2015, compared to June 30, 2014, which was primarily due to increasing loan balances with no default history, coupled with the decrease in nonperforming assets, improving the quality of the loan portfolio overall. Net recoveries totaled $181,000 for the second quarter of 2015, compared to net charge-offs of $27,000 for the second quarter of 2014, and net charge-offs of $56,000 for the fourth quarter of 2014. The allowance for loan losses to total nonperforming loans was 388.18% at June 30, 2015, compared to 228.35% at June 30, 2014, and 313.90% at December 31, 2014. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$715	$646	$69	11%
Increase in cash surrender value of life insurance	396	397	(1)	0%
Servicing income	299	313	(14)	–4%
Gain on sales of SBA loans	186	442	(256)	–58%
Other	568	249	319	128%

Total noninterest income	$2,164	$2,047	$117	6%

	For the Six Months Ended June 30,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,338	$1,266	$72	6%
Increase in cash surrender value of life insurance	796	795	1	0%
Servicing income	605	661	(56)	–8%
Gain on sales of SBA loans	393	599	(206)	–34%
Gain on sales of securities	—	50	(50)	–100%
Other	958	693	265	38%

Total noninterest income	$4,090	$4,064	$26	1%

        Noninterest income was $2.2 million for the second quarter of 2015, compared to $2.0 million for the second quarter of 2014. For the six months ended June 30, 2015 and June 30, 2014, noninterest income was $4.1 million.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended June 30, 2015, SBA loan sales resulted in an $186,000 gain, compared to a $442,000 gain on sale of SBA loans for the three months ended June 30, 2014. For the six months ended June 30, 2015, SBA loan sales resulted in a $393,000 gain, compared to a $599,000 gain on sale of SBA loans for the six months ended June 30, 2014.

        The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,712	$6,819	$893	13%
Occupancy and equipment	1,045	987	58	6%
Acquisition and integration related costs	439	—	439	N/A
Insurance expense	291	269	22	8%
Software subscriptions	264	191	73	38%
Correspondent bank charges	259	183	76	42%
Professional fees	239	126	113	90%
FDIC deposit insurance premiums	238	220	18	8%
Data processing	236	273	(37)	–14%
Advertising and promotion	216	269	(53)	–20%
Foreclosed assets	(36)	—	(36)	N/A
Other	1,714	1,432	282	20%

Total noninterest expense	$12,617	$10,769	$1,848	17%

	For the Six Months Ended June 30,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,754	$13,062	$2,692	21%
Occupancy and equipment	2,090	1,932	158	8%
Acquisition and integration related costs	577	—	577	N/A
Insurance expense	582	538	44	8%
Software subscriptions	591	438	153	35%
Correspondent bank charges	495	365	130	36%
Professional fees	333	712	(379)	–53%
FDIC deposit insurance premiums	476	454	22	5%
Data processing	539	502	37	7%
Advertising and promotion	427	418	9	2%
Foreclosed assets	(206)	(19)	(187)	984%
Other	3,235	2,913	322	11%

Total noninterest expense	$24,893	$21,315	$3,578	17%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended June 30
	2015	Percent of Total	2014	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$7,712	61%	$6,819	62%
Occupancy and equipment	1,045	8%	987	9%
Acquisition and integration related costs	439	3%	—	0%
Insurance expense	291	2%	269	3%
Software subscriptions	264	2%	191	2%
Correspondent bank charges	259	2%	183	2%
Professional fees	239	2%	126	1%
FDIC deposit insurance premiums	238	2%	220	2%
Data processing	236	2%	273	3%
Advertising and promotion	216	2%	269	3%
Foreclosed assets	(36)	0%	—	0%
Other	1,714	14%	1,432	13%

Total noninterest expense	$12,617	100%	$10,769	100%

	For the Six Months Ended June 30,
	2015	Percent of Total	2014	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$15,754	63%	$13,062	61%
Occupancy and equipment	2,090	9%	1,932	9%
Acquisition and integration related costs	577	2%	—	0%
Insurance expense	582	2%	538	3%
Software subscriptions	591	3%	438	2%
Correspondent bank charges	495	2%	365	2%
Professional fees	333	1%	712	3%
FDIC deposit insurance premiums	476	2%	454	2%
Data processing	539	2%	502	2%
Advertising and promotion	427	2%	418	2%
Foreclosed assets	(206)	–1%	(19)	0%
Other	3,235	13%	2,913	14%

Total noninterest expense	$24,893	100%	$21,315	100%

        Noninterest expense for the second quarter of 2015 was $12.6 million, an increase of 17% from $10.8 million for the second quarter of 2014. Noninterest expense for the six months ended June 30, 2015 increased 17% to $24.9 million, compared to $21.3 million for the six months ended June 30, 2014. The increase in noninterest expense for the second quarter and six months ended June 30, 2015, was primarily due to the operating costs of Bay View Funding and costs related to the Focus transaction. The pre-tax acquisition costs incurred by the Company related to the Focus transaction totaled $542,000 during the first six months of 2015, of which $423,000 was incurred during the second quarter of 2015, and $119,000 was incurred during the first quarter of 2015. The increase in noninterest expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, was partially offset by decreases from the recovery of legal expenses on two problem loans that were paid off during the first quarter of 2015, and costs associated with the reorganization of administrative responsibilities in the second quarter of 2014. Full time equivalent employees were 243 (including 37 FTE at Bay View Funding) at June 30, 2015, compared to 203 at June 30, 2014.

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

        The Company's Federal and state income tax expense for the quarter and six months ended June 30, 2015 was $2.7 million and $5.1 million, respectively. The income tax expense was $1.8 million and $3.6 million for the same periods in 2014. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Effective income tax rate	37.5%	35.6%	37.3%	35.8%

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

        The Company had net deferred tax assets of $18.9 million at June 30, 2015, and $18.5 million at December 31, 2014. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2015 and December 31, 2014 will be fully realized in future years.

Business Segment Information

        The following presents the Company's operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company's prime rate and funding costs. The provision for loan loss is allocated based on the segment's allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding, which has been included in the results of operations since the acquisition on November 1, 2014.

	For the Three Months Ended June 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$15,037	$3,138	$18,175
Intersegment interest allocations	274	(274)	—
Total interest expense	533	—	533

Net interest income	14,778	2,864	17,642
Provision (credit) for loan losses	21	1	22

Net interest income after provision	14,757	2,863	17,620
Noninterest income	1,921	243	2,164
Noninterest expense	10,809	1,808	12,617
Intersegment expense allocations	79	(79)	—

Income before income taxes	5,948	1,219	7,167
Income tax expense	2,178	512	2,690

Net income	$3,770	$707	$4,477

Total assets	$1,635,859	$44,347	$1,680,206
Loans, net of deferred fees	$1,091,309	$42,294	$1,133,603

	For the Six Months Ended June 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$29,341	$6,200	$35,541
Intersegment interest allocations	542	(542)	—
Total interest expense	1,041	—	1,041

Net interest income	28,842	5,658	34,500
Provision (credit) for loan losses	(37)	(1)	(38)

Net interest income after provision	28,879	5,659	34,538
Noninterest income	3,712	378	4,090
Noninterest expense	21,314	3,579	24,893
Intersegment expense allocations	154	(154)	—

Income before income taxes	11,431	2,304	13,735
Income tax expense	4,152	968	5,120

Income before income taxes	$7,279	$1,336	$8,615

Total assets	$1,635,859	$44,347	$1,680,206
Loans, net of deferred fees	$1,091,309	$42,294	$1,133,603

(1)
Includes the holding company's results of operations.

        Banking.    Our banking segment's net income totaled $3.8 million for the three months ended June 30, 2015 compared to net income of $3.3 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, our banking segment's net income was $7.3 million, compared with $6.4 million for the six months ended June 30, 2014. Net interest income increased to $14.8 million for the three months ended June 30, 2015, compared to $13.7 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, net interest income increased to $28.8 million, compared with $27.0 million for the six months ended June 30, 2014. The increase in net interest income for the three months and six months ended June 30, 2015, compared to the comparable periods in 2014, was primarily as a result of growth in the loan portfolio and increases in core deposits, partially offset by a decrease in loan yields. Noninterest expense was $10.8 million for the three months ended June 30, 2015 and June 30, 2014. For the six months ended June 30, 2015 and June 30, 2014, noninterest expense was $21.3 million. The provision for loan losses was $21,000, for the three months ended June 30, 2015 compared with a credit provision for loan losses of $198,000 for the three months ended June 30, 2014. For the six months ended June 30, 2015, the credit provision for loan losses was $37,000, compared with a credit for loan losses of $208,000, for the six months ended June 30, 2014.

        Factoring.    Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014. For the three months ended June 30, 2015, BVF provided net interest income of $2.9 million, noninterest income of $243,000, and $707,000 of the Company's net income. For the six months ended June 30, 2015, Bay View Funding provided net interest income of $5.7 million, noninterest income of $378,000, and $1.3 million of the Company's net income. The portfolio of factored receivables totaled $42.3 million at June 30, 2015, compared to $40.0 million at December 31, 2014.

FINANCIAL CONDITION

        As of June 30, 2015, total assets increased to $1.68 billion, compared to $1.48 billion at June 30, 2014, and $1.62 billion at December 31, 2014. Securities available-for-sale (at fair value) were $209.1 million at June 30, 2015, a decrease of 20% from $261.5 million at June 30, 2014, and an increase of 1% from $206.3 million at December 31, 2014. Securities held-to-maturity (at amortized cost) were $100.3 million at June 30, 2015, compared to $96.0 million at June 30, 2014, and $95.4 million at December 31, 2014. The total loan portfolio, excluding loans held-for-sale, was $1.13 billion at June 30, 2015, an increase of 14% from $990.3 million at June 30, 2014, and an increase of 4% from $1.09 billion at December 31, 2014.

        Deposits totaled $1.45 billion at June 30, 2015, compared to $1.27 billion at June 30, 2014, and $1.39 billion at December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $187.1 million, or 19%, to $1.19 billion at June 30, 2015, from $1.00 billion at June 30, 2014 and increased $62.4 million, or 6%, from $1.13 billion at December 31, 2014.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	June 30,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$157,613	$158,996	$154,172
Asset-backed securities	—	27,313	—
Corporate bonds	36,329	53,868	36,863
Trust preferred securities	15,150	21,312	15,300

Total	$209,092	$261,489	$206,335

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$16,845	$16,037	$15,480
Municipals—Tax Exempt	83,476	79,935	79,882

Total	$100,321	$95,972	$95,362

        The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2015:

	Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$104,691	2.82%	$52,922	2.14%	$—	—	$157,613	2.59%
Corporate bonds	6,707	2.78%	29,622	3.12%	—	—	36,329	3.06%
Trust preferred securities	—	—	—	—	15,150	5.95%	15,150	5.95%

Total	$111,398	2.81%	$82,544	2.49%	$15,150	5.95%	$209,092	2.91%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$9,294	1.56%	$—	—	$7,551	3.35%	$16,845	2.36%
Municipals—Tax Exempt(1)	4,106	4.37%	25,587	4.08%	53,783	3.83%	83,476	3.95%

Total	$13,400	2.42%	$25,587	4.08%	$61,334	3.77%	$100,321	3.68%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $209.1 million at June 30, 2015, a decrease of 20% from $261.5 million at June 30, 2014, and an increase of 1% from $206.3 million at December 31, 2014. At June 30, 2015, the securities available-for-sale portfolio was comprised of $157.6 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $36.3 million of corporate bonds, and $15.2 million of single entity issue trust preferred securities. The pre-tax unrealized gain on securities available-for-sale at June 30, 2015 was $2.4 million, compared to a pre-tax unrealized gain on securities available-for-sale of $4.5 million at June 30, 2014, and a pre-tax unrealized gain on securities available-for-sale of $4.8 million at December 31, 2014. During the second quarter of 2015, the Company purchased $20.0 million of agency mortgage-backed securities available-for-sale with an aggregate book yield of 1.89% and duration of 4.89 years.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $100.3 million at June 30, 2015, compared to $96.0 million at June 30, 2014, and $95.4 million at December 31, 2014. At June 30, 2015, the investment securities held-to-maturity portfolio was comprised of $83.5 million of tax-exempt municipal bonds, and $16.8 million of agency mortgage-backed securities. During the second quarter of 2015, the Company purchased $3.2 million of agency mortgage-backed securities held-to-maturity with an aggregate book yield of 2.60% and duration of 5.96 years, and purchased $3.6 million of tax-exempt municipal securities held-to-maturity with an aggregate book yield of 2.74% and duration of 13.10 years.

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

        Gross loans, excluding loans held-for-sale, represented 67% of total assets at June 30, 2015, June 30, 2014, and December 31, 2014. The ratio of loans to deposits increased to 78.33% at June 30, 2015, from 78.11% at June 30, 2014, and decreased from 78.41% at December 31, 2014.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2015		June 30, 2014		December 31, 2014
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$471,651	42%	$415,557	42%	$462,403	43%
Real estate:
Commercial and residential	508,497	45%	454,676	46%	478,335	44%
Land and construction	68,666	6%	47,758	5%	67,980	6%
Home equity	71,579	6%	56,743	6%	61,644	6%
Consumer	13,739	1%	16,112	1%	18,867	1%

Total loans	1,134,132	100%	990,846	100%	1,089,229	100%
Deferred loan (fees) costs, net	(529)	—	(505)	—	(586)	—

Loans, including deferred fees and costs	1,133,603	100%	990,341	100%	1,088,643	100%

Allowance for loan losses	(18,757)		(18,592)		(18,379)

Loans, net	$1,114,846		$971,749		$1,070,264

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the remaining balance in land development and construction, home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 57% of its gross loans were secured by real property at June 30, 2015, and June 30, 2014, and 56% at December 31, 2014. While no specific industry concentration is considered significant, the Company's bank lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the second quarter and the six months ended June 30, 2015, loans were sold resulting in a gain on sale of SBA loans of $186,000 and $393,000, respectively.

        The Company's factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables totaled $42.3 million at June 30, 2015, compared to $40.0 million at December 31, 2014, and is included in the Company's commercial loan portfolio.

        As of June 30, 2015, commercial and residential real estate mortgage loans of $508.5 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at June 30, 2015, consist of $245.4 million, or 48%, of commercial owner occupied properties, $262.5 million, or 52%, of commercial investment properties, and $653,000, or less than 1%, in residential and other properties. Properties securing the commercial real estate mortgage loans are generally located in the Greater San Francisco Bay Area, the Company's primary market.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $20.9 million to $68.7 million, at June 30, 2015, from $47.8 million, at June 30, 2014, primarily as a result of strong housing demand within the Company's lending area. Land and construction loans increased $686,000 at June 30, 2015, from $68.0 million at December 31, 2014.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $30.0 million and $50.0 million at June 30, 2015, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of June 30, 2015. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2015, approximately 59% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$402,034	$58,975	$10,642	$471,651
Real estate:
Commercial and residential	77,449	222,368	208,680	508,497
Land and construction	68,604	62	—	68,666
Home equity	66,107	1,620	3,852	71,579
Consumer	12,953	689	97	13,739

Loans	$627,147	$283,714	$223,271	$1,134,132

Loans with variable interest rates	$574,193	$80,540	$11,206	$665,939
Loans with fixed interest rates	52,954	203,174	212,065	468,193

Loans	$627,147	$283,714	$223,271	$1,134,132

Loan Servicing

        As of June 30, 2015 and 2014, $118.0 million and $136.1 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning of period balance	$534	$500	$565	$525
Additions	47	185	92	224
Amortization	(71)	(79)	(147)	(143)

End of period balance	$510	$606	$510	$606

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2015 and 2014, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning of period balance	$1,492	$1,664	$1,481	$1,647
Unrealized holding loss	(51)	(31)	(40)	(14)

End of period balance	$1,441	$1,633	$1,441	$1,633

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	June 30,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$4,832	$7,688	$5,855
Restructured and loans over 90 days past due and still accruing	—	454	—

Total nonperforming loans	4,832	8,142	5,855
Foreclosed assets	421	525	696

Total nonperforming assets	$5,253	$8,667	$6,551

Nonperforming assets as a percentage of loans plus foreclosed assets	0.46%	0.87%	0.60%
Nonperforming assets as a percentage of total assets	0.31%	0.59%	0.41%

        The following table presents nonperforming loans by class at the dates indicated:

	June 30, 2015			December 31, 2014
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$845	$—	$845	$2,534	$—	$2,534
Real estate:					—
Commercial and residential	3,160	—	3,160	1,651	—	1,651
Land and construction	500	—	500	1,320	—	1,320
Home equity	322	—	322	344	—	344
Consumer	5	—	5	6	—	6

Total	$4,832	$—	$4,832	$5,855	$—	$5,855

        Nonperforming assets were $5.3 million, or 0.31% of total assets, at June 30, 2015, compared to $8.7 million, or 0.59% of total assets, at June 30, 2014, and $6.6 million, or 0.41% of total assets, at December 31, 2014. Included in total nonperforming assets were foreclosed assets of $421,000 at June 30, 2015, compared to $525,000 at June 30, 2014, and $696,000 at December 31, 2014.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	June 30, 2015			June 30, 2014			December 31, 2014
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$467,522	$4,129	$471,651	$405,575	$9,982	$415,557	$455,767	$6,636	$462,403
Real estate:
Commercial and residential	503,570	4,927	508,497	446,287	8,389	454,676	472,061	6,274	478,335
Land and construction	68,166	500	68,666	46,070	1,688	47,758	66,660	1,320	67,980
Home equity	70,702	877	71,579	53,885	2,858	56,743	60,736	908	61,644
Consumer	13,424	315	13,739	15,872	240	16,112	18,518	349	18,867

Total	$1,123,384	$10,748	$1,134,132	$967,689	$23,157	$990,846	$1,073,742	$15,487	$1,089,229

*
Classified loans in the table above are gross of SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Six Months Ended June 30, 2015
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2015	$167	$916	$1,083
Principal repayments	(9)	(847)	(856)

Balance at June 30, 2015	$158	$69	$227

	Six Months Ended June 30, 2014
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2014	$492	$3,230	$3,722
Principal repayments/advances/upgrades	(8)	(560)	(568)
Net charge-offs	(30)	—	(30)
Change in TDR classification	1,180	(1,180)	—

Balance at June 30, 2014	$1,634	$1,490	$3,124

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

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $11.2 million at June 30, 2015, $23.1 million at June 30, 2014, and $16.0 million at December 31, 2014. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended June 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,856	$7,554	$144	$18,554
Charge-offs	(9)	—	—	(9)
Recoveries	46	114	30	190

Net recoveries	37	114	30	181
Provision (credit) for loan losses	300	(218)	(60)	22

Balance, end of period	$11,193	$7,450	$114	$18,757

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.02%	–0.04%	–0.01%	–0.07%
Allowance for loan losses to total loans(1)	0.99%	0.65%	0.01%	1.65%
Allowance for loan losses to nonperforming loans	231.64%	154.18%	2.36%	388.18%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,846	$6,894	$77	$18,817
Charge-offs	(187)	—	—	(187)
Recoveries	144	16	—	160

Net (charge-offs) recoveries	(43)	16	—	(27)
Provision (credit) for loan losses	(349)	159	(8)	(198)

Balance, end of period	$11,454	$7,069	$69	$18,592

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.02%	–0.01%	0.00%	0.01%
Allowance for loan losses to total loans(1)	1.16%	0.71%	0.01%	1.88%
Allowance for loan losses to nonperforming loans	140.68%	86.82%	0.85%	228.35%

(1)
Average loans and total loans exclude loans held-for-sale.

	Six Months Ended June 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(221)	(2)	—	(223)
Recoveries	482	127	30	639

Net recoveries	261	125	30	416
Provision (credit) for loan losses	(255)	255	(38)	(38)

Balance, end of period	$11,193	$7,450	$114	$18,757

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.05%	–0.02%	–0.01%	–0.08%
Allowance for loan losses to total loans(1)	0.99%	0.65%	0.01%	1.65%
Allowance for loan losses to nonperforming loans	231.64%	154.18%	2.36%	388.18%

(1)
Average loans and total loans exclude loans held-for-sale.

	Six Months Ended June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(595)	—	—	(595)
Recoveries	188	43	—	231

Net (charge-offs) recoveries	(407)	43	—	(364)
Provision (credit) for loan losses	(672)	478	(14)	(208)

Balance, end of period	$11,454	$7,069	$69	$18,592

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.09%	–0.01%	0.00%	0.08%
Allowance for loan losses to total loans(1)	1.16%	0.71%	0.01%	1.88%
Allowance for loan losses to nonperforming loans	140.68%	86.82%	0.85%	228.35%

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

Allocation of Allowance for Loan Losses

	June 30,
					December 31, 2014
	2015		2014
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$11,193	42%	$11,454	42%	$11,187	43%
Real estate:
Commercial and residential	4,926	45%	4,862	46%	4,707	44%
Land and construction	1,067	6%	755	5%	1,048	6%
Home equity	1,457	6%	1,452	6%	1,315	6%
Consumer	114	1%	69	1%	122	1%

Total	$18,757	100%	$18,592	100%	$18,379	100%

        The allowance for loan losses totaled $18.8 million, or 1.65% of total loans at June 30, 2015, compared to $18.6 million, or 1.88% of total loans at June 30, 2014, and $18.4 million, or 1.69% of total loans at December 31, 2014. The allowance for loan losses to total loans decreased at June 30, 2015, compared to June 30, 2014 and December 31, 2014, primarily due to increasing loan balances with no default histories, coupled with the decrease in nonperforming assets, improving the quality of the loan portfolio overall. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $181,000, or (0.01%) of average loans, for the second quarter of 2015, compared to net charge-offs of $27,000, or 0.01% of average loans, for the second quarter of 2014, and net charge-offs of $56,000, or 0.02% of average loans, for the fourth quarter of 2014.

        The allowance for loan losses related to the commercial portfolio increased $6,000 at June 30, 2015 from December 31, 2014, as a result of a credit to the allowance for loan losses of $255,000, partially offset by net recoveries of $261,000. The allowance for loan losses related to the real estate portfolio increased $380,000 at June 30, 2015 from December 31, 2014, as a result of a provision for loan losses of $255,000 and net recoveries of $125,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding.

Goodwill and Other Intangible Assets

        On November 1, 2014, estimated goodwill of $13.04 million resulted from the acquisition Bay View Funding, which represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Estimated goodwill was $13.06 million at June 30, 2015.

        Other intangible assets were $2.9 million at June 30, 2015, compared to $3.3 million at December 31, 2014. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $845,000 at June 30, 2015 and $1.1 million at December 31, 2014, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014 were $2.1 million at June 30, 2015 and $2.2 million at December 31, 2014, net of accumulated amortization.

Deposits

        The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. The Company's liquidity is impacted by the volatility of deposits from the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California, and the Company's market area in particular, weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $250,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2015		June 30, 2014		December 31, 2014
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$574,210	40%	$456,235	36%	$517,662	37%
Demand, interest-bearing	235,922	16%	193,041	15%	225,821	16%
Savings and money market	380,398	26%	354,175	28%	384,644	28%
Time deposits—under $250	55,571	4%	57,987	5%	57,443	4%
Time deposits—$250 and over	160,106	11%	158,011	12%	163,452	12%
Time deposits—brokered	26,139	2%	33,614	3%	28,116	2%
CDARS—money market and time deposits	14,791	1%	14,785	1%	11,248	1%

Total deposits	$1,447,137	100%	$1,267,848	100%	$1,388,386	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. Public funds were 7% of deposits at June 30, 2015, and 8% at June 30, 2014, and 7% at December 31, 2014.

        Total deposits increased $179.3 million to $1.45 billion at June 30, 2015, compared to $1.27 billion at June 30, 2014, and increased $58.8 million from $1.39 billion at December 31, 2014. Noninterest-bearing demand deposits increased $118.0 million at June 30, 2015 from June 30, 2014, and increased $56.5 million from December 31, 2014. Interest-bearing demand deposits increased $42.9 million at June 30, 2015 from June 30, 2014, and increased $10.1 million from December 31, 2014. Brokered deposits decreased $7.5 million at June 30, 2015 from June 30, 2014, and decreased $2.0 million from December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $187.1 million, or 19%, to $1.19 billion at June 30, 2015, from $1.00 billion at June 30, 2014 and increased $62.4 million, or 6%, from $1.13 billion at December 31, 2014.

        At June 30, 2015, the Company had $109.2 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At June 30, 2014, the Company had $108.1 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2014, the Company had $109.8 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $9.0 million of money market accounts and $5.8 million of time deposits at June 30, 2015. CDARS deposits were comprised of $6.9 million of money market accounts and $7.9 million of time deposits at June 30, 2014. CDARS deposits were comprised of $4.0 million of money market accounts and $7.2 million of time deposits at December 31, 2014.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $250,000 and over, and all CDARS time deposits and brokered deposits as of June 30, 2015:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$100,418	52%
Over three months through six months	55,348	28%
Over six months through twelve months	28,334	15%
Over twelve months	9,739	5%

Total	$193,839	100%

        The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $250,000 in average balance per account. As a result, certain types of business clients that the Company serves typically carry average deposits in excess of $250,000. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to help ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Annualized return on average assets	1.08%	0.91%	1.05%	0.88%
Annualized return on average tangible assets	1.09%	0.91%	1.06%	0.88%
Annualized return on average equity	9.59%	7.45%	9.32%	7.28%
Annualized return on average tangible equity	10.49%	7.51%	10.20%	7.33%
Dividend payout ratio(1)	57.54%	38.51%	59.72%	39.97%
Average equity to average assets ratio	11.24%	12.18%	11.30%	12.12%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $464.8 million June 30, 2015, compared to $396.0 million at June 30, 2014, and $439.3 million at December 31, 2014. Unused commitments represented 41% at June 30, 2015, and 40% of outstanding gross loans at June 30, 2014, and December 31, 2014.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	June 30,
	2015		2014		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$13,607	$434,124	$8,104	$376,558	$8,164	$415,146
Standby letters of credit	3,235	13,851	—	11,370	3,235	12,783

	$16,842	$447,975	$8,104	$387,928	$11,399	$427,929

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 78.33% at June 30, 2015, compared to 78.11% at June 30, 2014, and 78.41% at December 31, 2014.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at June 30, 2015, June 30, 2014 and December 31, 2014. The Company had $252.5 million of loans pledged to the FHLB as collateral on an available line of credit of $147.8 million at June 30, 2015.

        The Company can also borrow from the FRB's discount window. The Company had $368.8 million of loans pledged to the FRB as collateral on an available line of credit of $249.4 million at June 30, 2015, none of which was outstanding.

        At June 30, 2015, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at June 30, 2015, June 30, 2014, and December 31, 2014.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at June 30, 2015, June 30, 2014, and December 31, 2014.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Average balance year-to-date	$—	$773	$3,953
Average interest rate year-to-date	N/A	0.12%	3.06%
Maximum month-end balance during the quarter	$—	$5,000	$29,796
Average rate at period-end	N/A	N/A	N/A

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements as of June 30, 2015, and under the Basel I requirements as of June 30, 2014 and December 31, 2014:

	Under Basel III	Under Basel I
	June 30, 2015	June 30, 2014	December 31, 2014
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$155,985	N/A	N/A
Additional Tier 1 capital	18,939	N/A	N/A

Tier 1 capital	174,924	$176,058	$169,278
Tier 2 capital	18,606	15,893	16,790

Total risk-based capital	$193,530	$191,951	$186,068

Risk-weighted assets	$1,487,771	$1,268,215	$1,341,094
Average assets for capital purposes	$1,644,000	$1,461,252	$1,598,724
Capital ratios:
Total risk-based capital	13.0%	15.1%	13.9%
Tier 1 risk-based capital	11.8%	13.9%	12.6%
Common equity Tier 1 risk-based capital	10.5%	N/A	N/A
Leverage(1)	10.6%	12.0%	10.6%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of HBC under the Basel III requirements as of June 30, 2015, and under the Basel I requirements as of June 30, 2014 and December 31, 2014:

	Under Basel III	Under Basel I
	June 30, 2015	June 30, 2014	December 31, 2014
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$168,206	N/A	N/A
Additional Tier 1 capital	—	N/A	N/A

Tier 1 capital	168,206	$163,447	$158,976
Tier 2 capital	18,587	15,932	16,789

Total risk-based capital	$186,793	$179,379	$175,765

Risk-weighted assets	$1,486,140	$1,271,329	$1,340,949
Average assets for capital purposes	$1,642,366	$1,464,302	$1,599,173
Capital ratios:
Total risk-based capital	12.6%	14.1%	13.1%
Tier 1 risk-based capital	11.3%	12.9%	11.9%
Common equity Tier 1 risk-based capital	11.3%	N/A	N/A
Leverage(1)	10.2%	11.2%	9.9%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under the Basel III as of June 30, 2015, and under Basel I as of June 30, 2014 and December 31, 2014:

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

        At June 30, 2015, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity

Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2015, June 30, 2014, and December 31, 2014, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2015, that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At June 30, 2015, the Company had total shareholders' equity of $187.0 million, including $19.5 million in preferred stock, $134.3 million in common stock, $36.5 million in retained earnings, and ($3.3) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($3.3) million at June 30, 2015, compared to accumulated other comprehensive loss of ($92,000) at June 30, 2014, and an accumulated other comprehensive loss of ($1.9) million at December 31, 2014. The unrealized gain on securities available-for-sale included in accumulated other comprehensive loss was an unrealized gain of $1.4 million, net of taxes, at June 30, 2015, compared to an unrealized gain of $2.6 million, net of taxes, at June 30, 2014, and an unrealized gain of $2.8 million, net of taxes, at December 31, 2014. The components of accumulated other comprehensive loss, net of taxes, at June 30, 2015 include the following: an unrealized gain on available-for-sale securities of $1.4 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $418,000; a split dollar insurance contracts liability of ($2.1) million; a supplemental executive retirement plan liability of ($3.8) million; and an unrealized gain on interest-only strip from SBA loans of $836,000.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2015. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$17,688	30.3%
+300	$13,422	23.0%
+200	$9,062	15.5%
+100	$4,586	7.8%
0	$—	0.0%
–100	$(6,272)	–10.7%
–200	$(13,086)	–22.4%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2015. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of June 30, 2015, the period covered by this report on Form 10-Q.

        During the three and six months ended June 30, 2015, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        On April 23, 2015, the Company, HBC and Focus entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") providing for the merger of Focus with and into HBC, with HBC as the surviving entity (the "Merger").

        Consummation of the Merger is subject to various customary conditions, including (i) approval by the Company's shareholders and Focus' shareholders, (ii) receipt of certain required regulatory approvals without materially burdensome regulatory conditions, (iii) the absence of any governmental order or law prohibiting the consummation of the Merger, and (iv) effectiveness of the registration statement for the Company common stock to be issued as consideration in the Merger.

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

        The success of the Merger will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of the Company and Focus in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of the Company or Focus, nor result in decreased revenues due to any loss of customers.

        The Company and Focus have operated and, until the completion of the Merger, will continue to operate independently. To realize these anticipated benefits, the businesses of the Company and Focus must be successfully combined. While management has taken existing leases and other contractual obligations into consideration in developing its estimate of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from these estimates. In addition, difficulties encountered in integrating our information systems could prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships and cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the Merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined companies. If the combined company is not able to achieve these cost-savings objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

We are subject to various uncertainties and contractual restrictions while the Merger is pending that could disrupt the conduct of our business and could have a material adverse effect on our business, financial condition and results of operations.

        Uncertainty about the effect of the Merger on employees, customers, suppliers, and vendors may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability or the ability of Focus to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the Merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

        In addition, the Merger Agreement restricts us from taking certain actions without Focus' consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing certain transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

        The pursuit of the Merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

The consideration to be paid in the Merger is fixed and will not be adjusted for changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of the Company or Focus, or in the event of any change in our stock price or Focus' stock price.

        The Merger Agreement provides that the number of shares of the Company common stock that we will issue to holders of Focus common stock (the "merger consideration"), is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, Focus. For example, if Focus experienced a change in its business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Merger, there would be no adjustment to the amount of the merger consideration.

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

        We estimate that we have incurred or will incur significant transaction costs associated with the Merger, a portion of which will be incurred whether or not the Merger closes. We believe the combined company may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the Merger is completed or subsequent quarters, to reflect costs associated with integrating the Company and Focus. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger, including charges associated with the impairment of goodwill booked in connection with the Merger.

The failure of the Company's or Focus' Loan Portfolios to Perform as Expected May Unfavorably Impact Us.

        Our performance and prospects after the Merger will be dependent to a significant extent on the performance of the combined loan portfolios of the Company and Focus, and ultimately on the financial condition of their respective borrowers and other customers. The existing loan portfolios of the two banks differ to some extent in the types of borrowers, industries and credits represented. In addition, there are differences in the documentation, classifications, underwriting and management of the portfolios. As a result, our overall loan portfolio after the Merger will have a different risk profile than the loan portfolio of either the Company or Focus before the Merger. The performance of the two loan portfolios will be adversely affected if any of such factors are worse than currently anticipated. In addition, to the extent that present customers are not retained by the Company or Focus, or additional expenses are incurred in retaining them, there could be adverse effects on our future consolidated results of operations following the Merger. The anticipated benefits of the Merger are dependent, in part, on the extent to which the revenues of Focus are maintained and enhanced.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4—MINE SAFETY DISCLOSURES

        None

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 filed July 23, 2010).
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

Heritage Commerce Corp (Registrant)
Date: August 7, 2015	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: August 7, 2015	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 filed July 23, 2010).
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