Form 10-Q
period 2015-09-30
HERITAGE COMMERCE CORP
filed 2015-11-06
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

        The Registrant had 32,076,505 shares of Common Stock outstanding on October 26, 2015.

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

  •
  the successful integration of the business, employees and operations of Focus Business Bank with the Company and our ability to achieve the projected synergies of this acquisition; and

  •
  our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Assets
Cash and due from banks	$28,691	$23,256
Interest-bearing deposits in other financial institutions	364,247	99,147

Total cash and cash equivalents	392,938	122,403
Securities available-for-sale, at fair value	257,410	206,335
Securities held-to-maturity, at amortized cost (fair value of $110,035 at September 30, 2015 and $94,953 at December 31, 2014)	111,004	95,362
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	7,873	1,172
Loans, net of deferred fees	1,332,405	1,088,643
Allowance for loan losses	(18,737)	(18,379)

Loans, net	1,313,668	1,070,264
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,630	10,598
Company owned life insurance	59,549	51,257
Premises and equipment, net	7,513	7,451
Goodwill	44,898	13,044
Other intangible assets	8,906	3,276
Accrued interest receivable and other assets	47,818	35,941

Total assets	$2,262,207	$1,617,103

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$758,440	$517,662
Demand, interest-bearing	440,517	225,821
Savings and money market	490,572	384,644
Time deposits-under $250	65,626	57,443
Time deposits-$250 and over	174,703	163,452
Time deposits-brokered	24,150	28,116
CDARS—money market and time deposits	8,015	11,248

Total deposits	1,962,023	1,388,386
Other short-term borrowings	1,000	—
Accrued interest payable and other liabilities	51,208	44,359

Total liabilities	2,014,231	1,432,745
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at September 30, 2015 and December 31, 2014 (liquidation preference of $21,004 at September 30, 2015 and December 31, 2014)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 32,076,505 shares issued and outstanding at September 30, 2015 and 26,503,505 shares issued and outstanding at December 31, 2014	193,070	133,676
Retained earnings	37,366	33,014
Accumulated other comprehensive loss	(1,979)	(1,851)

Total shareholders' equity	247,976	184,358

Total liabilities and shareholders' equity	$2,262,207	$1,617,103

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$17,713	$12,077	$48,360	$34,832
Securities, taxable	1,670	1,675	4,828	5,555
Securities, non-taxable	568	506	1,589	1,518
Other investments and interest-bearing deposits in other financial institutions	355	234	1,070	634

Total interest income	20,306	14,492	55,847	42,539

Interest expense:
Deposits	623	500	1,664	1,527
Short-term borrowings	—	—	—	1

Total interest expense	623	500	1,664	1,528

Net interest income before provision for loan losses	19,683	13,992	54,183	41,011
Provision (credit) for loan losses	(301)	(24)	(339)	(232)

Net interest income after provision for loan losses	19,984	14,016	54,522	41,243

Noninterest income:
Service charges and fees on deposit accounts	748	631	2,086	1,897
Increase in cash surrender value of life insurance	429	401	1,225	1,196
Servicing income	214	316	819	977
Gain on sales of SBA loans	267	259	660	858
Gain on sales of securities	—	47	—	97
Other	408	216	1,366	909

Total noninterest income	2,066	1,870	6,156	5,934

Noninterest expense:
Salaries and employee benefits	10,358	6,228	26,112	19,290
Occupancy and equipment	1,063	1,055	3,135	2,987
Acquisition and integration related costs	688	234	1,265	287
Professional fees	612	617	946	1,329
Data processing	411	238	950	741
Software subscriptions	292	264	883	702
Insurance expense	273	292	855	830
Correspondent bank charges	269	174	760	539
Amortization of intangible assets	277	115	655	345
Advertising and promotion	262	87	689	504
FDIC deposit insurance premiums	251	220	727	674
Foreclosed assets	113	—	(93)	(19)
Other	1,550	968	4,428	3,598

Total noninterest expense	16,419	10,492	41,312	31,807

Income before income taxes	5,631	5,394	19,366	15,370
Income tax expense	2,172	1,969	7,292	5,545

Net income	3,459	3,425	12,074	9,825
Dividends on preferred stock	(448)	(280)	(1,344)	(728)

Net income available to common shareholders	$3,011	$3,145	$10,730	$9,097

Earnings per common share:
Basic	$0.10	$0.11	$0.37	$0.31
Diluted	$0.10	$0.11	$0.36	$0.31

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$3,459	$3,425	$12,074	$9,825
Other comprehensive income (loss):
Change in net unrealized holding gains (loss) on available-for-sale securities and I/O strips	2,185	(1,166)	(331)	5,717
Deferred income taxes	(912)	487	144	(2,404)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(13)	(14)	(41)	(41)
Deferred income taxes	5	6	17	17
Reclassification adjustment for gains realized in income	—	(47)	—	(97)
Deferred income taxes	—	20	—	41

Change in unrealized gains on securities and I/O strips, net of deferred income taxes	1,265	(714)	(211)	3,233

Change in net pension and other benefit plan liabilities adjustment	47	(9)	143	(27)
Deferred income taxes	(20)	3	(60)	11

Change in pension and other benefit plan liabilities net of deferred income taxes	27	(6)	83	(16)

Other comprehensive income (loss)	1,292	(720)	(128)	3,217

Total comprehensive income	$4,751	$2,705	$11,946	$13,042

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30, 2015 and 2014
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2014	21,004	$19,519	26,350,938	$132,561	$25,345	$(4,029)	$173,396
Net income	—	—	—	—	9,825	—	9,825
Other comprehensive income	—	—	—	—	—	3,217	3,217
Issuance of restricted stock awards, net	—	—	15,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(49)	—	—	(49)
Cash dividend declared $0.13 per share	—	—	—	—	(4,156)	—	(4,156)
Stock option expense, net of forfeitures and taxes	—	—	—	641	—	—	641
Stock options exercised	—	—	9,042	42	—	—	42

Balance, September 30, 2014	21,004	$19,519	26,374,980	$133,195	$31,014	$(812)	$182,916

Balance, January 1, 2015	21,004	$19,519	26,503,505	$133,676	$33,014	$(1,851)	$184,358
Net income	—	—	—	—	12,074	—	12,074
Other comprehensive loss	—	—	—	—	—	(128)	(128)
Issuance of 5,456,713 shares to acquire Focus Business Bank	—	—	5,456,713	58,278	—	—	58,278
Issuance of restricted stock awards, net	—	—	68,855	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	126	—	—	126
Cash dividend declared $0.24 per share	—	—	—	—	(7,722)	—	(7,722)
Stock option expense, net of forfeitures and taxes	—	—	—	721	—	—	721
Stock options exercised	—	—	47,432	269	—	—	269

Balance, September 30, 2015	21,004	$19,519	32,076,505	$193,070	$37,366	$(1,979)	$247,976

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,074	$9,825
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,027	859
Gain on sales of securities available-for-sale	—	(97)
Gain on sales of SBA loans	(660)	(858)
Proceeds from SBA loans originated for sale	8,695	14,439
Net change in SBA loans originated for sale	(10,320)	(11,106)
Credit provision for loan losses	(339)	(232)
Increase in cash surrender value of life insurance	(1,225)	(1,196)
Depreciation and amortization	527	539
Gain on sale of foreclosed assets, net	(106)	—
Amortization of intangible assets	655	345
Stock option expense, net	721	641
Amortization of restricted stock awards, net	126	(49)
Gain on proceeds of company owned life insurance	—	(51)
Effect of changes in:
Accrued interest receivable and other assets	4,114	(3,730)
Accrued interest payable and other liabilities	687	2,511

Net cash provided by operating activities	15,976	11,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(19,953)	(34,775)
Purchase of securities held-to-maturity	(9,138)	(2,347)
Maturities/paydowns/calls of securities available-for-sale	21,705	19,696
Maturities/paydowns/calls of securities held-to-maturity	2,308	2,345
Proceeds from sale of securities available-for-sale	—	108,603
Net change in loans	(69,160)	(115,043)
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(32)	(66)
Purchase of premises and equipment	(589)	(676)
Proceeds from sale of foreclosed assets	1,571	—
Proceeds from company owned life insurance	—	406
Cash received in bank acquisition, net of cash paid	165,786	—

Net cash provided by (used in) investing activities	92,498	(21,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	168,514	55,601
Payment of cash dividends	(7,722)	(4,156)
Exercise of stock options	269	42
Other short-term borrowing	1,000	—

Net cash provided by financing activities	162,061	51,487

Net decrease in cash and cash equivalents	270,535	41,470
Cash and cash equivalents, beginning of period	122,403	112,605

Cash and cash equivalents, end of period	$392,938	$154,075

Supplemental disclosures of cash flow information:
Interest paid	$1,650	$1,523
Income taxes paid	6,500	3,250
Due to broker for securities purchased, settling after quarter-end	344	—
Supplemental schedule of non-cash investing activity:
Loans transferred to foreclosed assets	$1,236	$31
Summary of assets acquired and liabilities assumed through acquistion:
Cash and cash equivalents, net of cash paid	$165,786	$—
Securities available-for-sale	53,940	—
Securities held-to-maturity	8,665	—
Loans held-for-sale—SBA	4,416	—
Net loans	172,669	—
Goodwill and other intangible assets	38,139	—
Corporate owned life insurance	7,067	—
Other assets, net	18,700	—
Deposits	(405,123)	—
Other liabilities	(5,981)	—
Common stock issued to acquire Focus Business Bank	$58,278	$—

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce ("HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2014.

        The Company acquired BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF/CSNK") on November 1, 2014, the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding ("Bay View Funding"). BVF/CSNK was subsequently merged into Bay View Funding and Bay View Funding became a wholly owned subsidiary of HBC. Bay View Funding's results of operations have been included in the Company's results of operations beginning November 1, 2014.

        As discussed in Note 6, the Company completed its acquisition of Focus Business Bank ("Focus") on August 20, 2015. Focus was merged with HBC, with HBC as the surviving bank. Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015.

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. BVF provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. With the acquisition of Bay View Funding, the Company now has two reportable segments consisting of Banking and Factoring. The Company's management uses segment in its operating and strategic planning.

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

        The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2015.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

1) Basis of Presentation (Continued)

Goodwill and Other Intangible Assets

        Goodwill resulted from the acquisition of Bay View Funding on November 1, 2014 and Focus on August 21, 2015. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

        Other intangible assets consist of core deposit and customer relationship intangible assets arising from the Diablo Valley Bank acquisition in June 2007, a core deposit intangible asset from the Focus acquisition in August 2015, and a below market value lease intangible asset, customer relationship and brokered relationship intangible assets, and a non compete agreement intangible asset arising from the Bay View Funding acquisition in November 2014. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible assets from the acquisitions of Diablo Valley Bank and Focus Business Bank are being amortized on an accelerated method over ten years. The customer relationship intangible from the acquisition of Diablo Valley Bank was being amortized on an accelerated method over seven years, and was fully amortized at December 31, 2014. The below market value lease intangible asset, customer relationship and brokered relationship intangible assets, and non compete agreement intangible asset from the acquisition of Bay View Funding are being amortized on the straight line method over three, ten, and three years, respectively.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

1) Basis of Presentation (Continued)

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

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements. See Note 8—Income Taxes for more information on the adoption of the proportional method of accounting for low income housing investments.

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

        In September 2015, the FASB issued an update simplifying the accounting for measurement-period adjustments. This update applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

1) Basis of Presentation (Continued)

the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$3,011	$3,145	$10,730	$9,097
Less: undistributed earnings allocated to Series C Preferred Stock	(111)	(320)	(706)	(993)

Distributed and undistributed earnings allocated to common shareholders	$2,900	$2,825	$10,024	$8,104

Weighted average common shares outstanding for basic earnings per common share	29,075,782	26,371,413	27,386,471	26,367,314
Dilutive effect of stock options oustanding, using the the treasury stock method	256,670	145,450	202,993	134,646

Shares used in computing diluted earnings per common share	29,332,452	26,516,863	27,589,464	26,501,960

Basic earnings per share	$0.10	$0.11	$0.37	$0.31
Diluted earnings per share	$0.10	$0.11	$0.36	$0.31

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended September 30, 2015 and 2014
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance July 1, 2015, net of taxes	$2,206	$419	$(5,896)	$(3,271)
Other comprehensive income (loss) before reclassification, net of taxes	1,273	—	(12)	1,261
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	39	31

Net current period other comprensive income (loss), net of taxes	1,273	(8)	27	1,292

Ending balance September 30, 2015, net of taxes	$3,479	$411	$(5,869)	$(1,979)

Beginning balance July 1, 2014, net of taxes	$3,533	$450	$(4,075)	$(92)
Other comprehensive income (loss) before reclassification, net of taxes	(679)	—	(12)	(691)
Amounts reclassified from other comprehensive income (loss), net of taxes	(27)	(8)	6	(29)

Net current period other comprensive income (loss), net of taxes	(706)	(8)	(6)	(720)

Ending balance September 30, 2014, net of taxes	$2,827	$442	$(4,081)	$(812)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	For the Nine Months Ended September 30, 2015 and 2014
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive income (loss) before reclassification, net of taxes	(187)	—	(36)	(223)
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(24)	119	95

Net current period other comprensive income (loss), net of taxes	(187)	(24)	83	(128)

Ending balance September 30, 2015, net of taxes	$3,479	$411	$(5,869)	$(1,979)

Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	(4,029)
Other comprehensive (loss) before reclassification, net of taxes	3,313	—	(32)	3,281
Amounts reclassified from other comprehensive income (loss), net of taxes	(56)	(24)	16	(64)

Net current period other comprensive income (loss), net of taxes	3,257	(24)	(16)	3,217

Ending balance September 30, 2014, net of taxes	$2,827	$442	$(4,081)	$(812)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended September 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2015	2014
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$—	$47	Realized gains on sale of securities
	—	(20)	Income tax expense

	—	27	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	13	14	Interest income on taxable securities
	(5)	(6)	Income tax expense

	8	8	Net of tax

Amortization of defined benefit pension plan items
Prior transition obligation	28	25
Actuarial losses	(96)	(35)

	(68)	(10)	Salaries and employee benefits
	29	4	Income tax expense

	(39)	(6)	Net of tax

Total reclassification for the period	$(31)	$29

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Nine Months Ended September 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2015	2014
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$—	$97	Realized gains on sale of securities
	—	(41)	Income tax expense

	—	56	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	41	41	Interest income on taxable securities
	(17)	(17)	Income tax expense

	24	24	Net of tax

Amortization of defined benefit pension plan items
Prior transition obligation	84	77
Actuarial losses	(288)	(105)

	(204)	(28)	Salaries and employee benefits
	85	12	Income tax benefit

	(119)	(16)	Net of tax

Total reclassification for the period	$(95)	$64

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at September 30, 2015 and December 31, 2014 were as follows:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$166,943	$3,673	$(217)	$170,399
Corporate bonds	35,817	833	(42)	36,608
Trust preferred securities	15,000	—	—	15,000
Collateralized mortgage obligations	11,700	92	(1)	11,791
U.S. Government sponsored entities	11,039	86	—	11,125
Municipals—tax exempt	5,683	82	—	5,765
U.S. Treasury	4,036	3	—	4,039
Municipals—taxable	2,645	38	—	2,683

Total	$252,863	$4,807	$(260)	$257,410

Securities held-to-maturity:
Municipals—tax exempt	$94,704	$1,109	$(1,988)	$93,825
Agency mortgage-backed securities	16,300	26	(116)	16,210

Total	$111,004	$1,135	$(2,104)	$110,035

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$150,570	$3,867	$(265)	$154,172
Corporate bonds	35,927	959	(23)	36,863
Trust preferred securities	15,000	300	—	15,300

Total	$201,497	$5,126	$(288)	$206,335

Securities held-to-maturity:
Municipals—tax exempt	$79,882	$1,011	$(1,346)	$79,547
Agency mortgage-backed securities	15,480	44	(118)	15,406

Total	$95,362	$1,055	$(1,464)	$94,953

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$42,937	$(194)	$2,274	$(23)	$45,211	$(217)
Corporate bonds	5,111	(42)	$—	$—	5,111	(42)
Collateralized mortgage obligations	249	(1)	$—	$—	249	(1)

Total	$48,297	$(237)	$2,274	$(23)	$50,571	$(260)

Securities held-to-maturity:
Municipals—tax exempt	$28,243	$(577)	$23,283	$(1,411)	$51,526	$(1,988)
Agency mortgage-backed securities	5,704	(40)	$4,475	$(76)	10,179	(116)

Total	$33,947	$(617)	$27,758	$(1,487)	$61,705	$(2,104)

	Less Than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$12,491	$(27)	$35,614	$(238)	$48,105	$(265)
Corporate bonds	—	—	5,148	(23)	5,148	(23)

Total	$12,491	$(27)	$40,762	$(261)	$53,253	$(288)

Securities held-to-maturity:
Agency mortgage-backed securities	$4,869	$(29)	$4,974	$(89)	$9,843	$(118)
Municipals—Tax Exempt	1,884	(16)	42,867	(1,330)	44,751	(1,346)

Total	$6,753	$(45)	$47,841	$(1,419)	$54,594	$(1,464)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At September 30, 2015, the Company held 476 securities (206 available-for-sale and 270 held-to-maturity), of which 179 had fair values below amortized cost. At September 30, 2015, there were $2,274,000 of agency mortgage-backed securities available-for-sale, $4,475,000 of agency mortgage-backed securities held-to-maturity, and $23,283,000 of municipals bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $1,510,000 at September 30, 2015. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

4) Securities (Continued)

believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at September 30, 2015.

        At December 31, 2014, the Company held 361 securities (130 available- for-sale and 231 held-to-maturity), of which 151 had fair values below amortized cost. At December 31, 2014, there were $35,614,000 of agency mortgage backed securities available-for-sale, $5,148,000 of corporate bonds available for sale, $4,974,000 of agency mortgage backed securities held-to- maturity and $42,867,000 of municipals bonds held to maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $1,680,000 at December 31, 2014. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at December 31, 2014.

        The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Proceeds	$—	$58,592	$—	$108,603
Gross gains	—	288	—	1,008
Gross losses	—	(241)	—	(911)

        The amortized cost and estimated fair values of securities as of September 30, 2015, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$4,919	$4,932
Due after one through five years	19,794	20,200
Due after five through ten years	38,979	39,594
Due after ten years	22,228	22,285
Agency mortgage-backed securities	166,943	170,399

Total	$252,863	$257,410

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after 3 months or less	$1,090	$1,146
Due after 3 months through one year	2,066	2,089
Due after one through five years	4,810	4,876
Due after five through ten years	13,415	13,911
Due after ten years	73,323	71,803
Agency mortgage-backed securities	16,300	16,210

Total	$111,004	$110,035

5) Loans

        Loans were as follows for the periods indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$554,169	$462,403
Real estate:
Commercial and residential	606,819	478,335
Land and construction	84,867	67,980
Home equity	74,624	61,644
Consumer	12,595	18,867

Loans	1,333,074	1,089,229
Deferred loan origination fees, net	(669)	(586)

Loans, net of deferred fees	1,332,405	1,088,643
Allowance for loan losses	(18,737)	(18,379)

Loans, net	$1,313,668	$1,070,264

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

5) Loans (Continued)

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,193	$7,450	$114	$18,757
Charge-offs	(8)	—	(9)	(17)
Recoveries	284	14	—	298

Net recoveries	276	14	(9)	281
Provision (credit) for loan losses	(941)	672	(32)	(301)

Balance, end of period	$10,528	$8,136	$73	$18,737

	Three Months Ended September 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,454	$7,069	$69	$18,592
Charge-offs	(132)	—	(25)	(157)
Recoveries	123	7	—	130

Net (charge-offs) recoveries	(9)	7	(25)	(27)
Provision (credit) for loan losses	163	(205)	18	(24)

Balance, end of period	$11,608	$6,871	$62	$18,541

	Nine Months Ended September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(229)	(2)	(9)	(240)
Recoveries	766	141	30	937

Net recoveries	537	139	21	697
Provision (credit) for loan losses	(1,196)	927	(70)	(339)

Balance, end of period	$10,528	$8,136	$73	$18,737

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

5) Loans (Continued)

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

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$133	$—	$—	$133
Collectively evaluated for impairment	10,395	8,136	73	18,604

Total allowance balance	$10,528	$8,136	$73	$18,737

Loans:
Individually evaluated for impairment	$1,804	$3,878	$4	$5,686
Collectively evaluated for impairment	552,365	762,432	12,591	1,327,388

Total loan balance	$554,169	$766,310	$12,595	$1,333,074

	December 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$404	$—	$—	$404
Collectively evaluated for impairment	10,783	7,070	122	17,975

Total allowance balance	$11,187	$7,070	$122	$18,379

Loans:
Individually evaluated for impairment	$2,701	$3,315	$6	$6,022
Collectively evaluated for impairment	459,702	604,644	18,861	1,083,207

Total loan balance	$462,403	$607,959	$18,867	$1,089,229

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

5) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$947	$947	$—	$2,282	$1,872	$—
Real estate:
Commercial and residential	3,933	3,074	—	2,510	1,651	—
Land and construction	529	492	—	1,808	1,319	—
Home Equity	312	312	—	345	345	—
Consumer	4	4	—	6	6	—

Total with no related allowance recorded	5,725	4,829	—	6,951	5,193	—
With an allowance recorded:
Commercial	857	857	$133	829	829	404

Total with an allowance recorded	857	857	133	829	829	404

Total	$6,582	$5,686	$133	$7,780	$6,022	$404

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended September 30, 2015
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,403	$3,117	$496	$317	$5	$5,338
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

5) Loans (Continued)

Three Months Ended September 30, 2014
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$3,790	$2,273	$1,672	$513	$19	$8,267
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2015
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,605	$3,031	$819	$327	$5	$5,787
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2014
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$4,411	$3,034	$1,705	$575	$69	$9,794
Interest income during impairment	$56	$—	$—	$—	$—	$56
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	September 30,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$5,503	$7,010	$5,855
Restructured and loans over 90 days past due and still accruing	—	200	—

Total nonperforming loans	$5,503	$7,210	$5,855

Other restructured loans	$183	$—	$167
Impaired loans, excluding loans held-for-sale	$5,686	$7,210	$6,022

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

5) Loans (Continued)

        The following table presents the nonperforming loans by class for the periods indicated:

	September 30, 2015			December 31, 2014
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$1,620	$—	$1,620	$2,534	—	$2,534
Real estate:					—
Commercial and residential	3,075	—	3,075	1,651	—	1,651
Land and construction	492	—	492	1,320	—	1,320
Home equity	312	—	312	344	—	344
Consumer	4	—	4	6	—	6

Total	$5,503	$—	$5,503	$5,855	$—	$5,855

        The following tables present the aging of past due loans by class for the periods indicated:

	September 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$4,201	$466	$373	$5,040	$549,129	$554,169
Real estate:
Commercial and residential	—	—	—	—	606,819	606,819
Land and construction	—	—	2,551	2,551	82,316	84,867
Home equity	—	—	—	—	74,624	74,624
Consumer	—	—	—	—	12,595	12,595

Total	$4,201	$466	$2,924	$7,591	$1,325,483	$1,333,074

	December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,002	$195	$1,978	$5,175	$457,228	$462,403
Real estate:
Commercial and residential	—	—	1,065	1,065	477,270	478,335
Land and construction	—	—	—	—	67,980	67,980
Home equity	—	—	—	—	61,644	61,644
Consumer	—	—	—	—	18,867	18,867

Total	$3,002	$195	$3,043	$6,240	$1,082,989	$1,089,229

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

5) Loans (Continued)

        Past due loans 30 days or greater totaled $7,591,000 and $6,240,000 at September 30, 2015 and December 31, 2014, respectively, of which $3,774,000 and $3,130,000 were on nonaccrual. At September 30, 2015, there were also $1,729,000 loans less than 30 days past due included in nonaccrual loans held for investment. At December 31, 2014, there were also $2,725,000 loans less than 30 days past due included in nonaccrual loans held for investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

5) Loans (Continued)

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at September 30, 2015 and December 31, 2014.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	September 30, 2015			December 31, 2014
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$543,879	$10,290	$554,169	$455,767	$6,636	$462,403
Real estate:
Commercial and residential	601,671	5,148	606,819	472,061	6,274	478,335
Land and construction	84,375	492	84,867	66,660	1,320	67,980
Home equity	73,286	1,338	74,624	60,736	908	61,644
Consumer	12,279	316	12,595	18,518	349	18,867

Total	$1,315,490	$17,584	$1,333,074	$1,073,742	$15,487	$1,089,229

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

        The book balance of troubled debt restructurings at September 30, 2015 was $187,000, which included $4,000 of nonaccrual loans and $183,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2014 was $1,083,000, which included $916,000 of nonaccrual loans and

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

5) Loans (Continued)

$167,000 of accruing loans. Approximately $5,000 and $113,000 in specific reserves were established with respect to these loans as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three and nine month periods ended September 30, 2015 and 2014.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and nine month periods ended September 30, 2015 and 2014.

        A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Business Combinations

Bay View Funding

        On October 8, 2014, HBC entered into a Stock Purchase Agreement ("Purchase Agreement") with BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF/CSNK") pursuant to which HBC agreed to acquire all of the outstanding common stock from the stockholders of BVF/CSNK for an aggregate purchase price of $22,520,000 ("Acquisition"). The Acquisition closed on November 1, 2014. Based in Santa Clara, California, BVF/CSNK through its wholly-owned subsidiary CSNK Working Capital Finance Corp., a California corporation, dba Bay View Funding ("Bay View Funding") provides business essential working capital factoring financing to various industries throughout the United States. BVF/CSNK was subsequently merged into Bay View Funding and Bay View Funding became a wholly owned subsidiary of HBC. Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014.

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

September 30, 2015

(Unaudited)

6) Business Combinations (Continued)

future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

UNAUDITED	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
	(Dollars in thousands, except per share amounts)
Net interest income	$16,872	$49,004
Noninterest income	2,026	6,424

Total revenue	$18,898	$55,428

Net income	$4,014	$11,441
Net income per share—basic	$0.13	$0.36
Net income per share—diluted	$0.13	$0.36

Focus Business Bank

        On April 23, 2015, the Company and Focus entered into a definitive agreement and plan of merger and reorganization whereby Focus would merge into HBC. The Company completed the merger of its wholly-owned bank subsidiary HBC with Focus on August 20, 2015 for an aggregate transaction value of $66,558,000. Shareholders of Focus received a fixed exchange ratio at closing of 1.8235 shares of the Company's common stock for each share of Focus common stock. Upon closing of the transaction, the Company issued 5,456,713 shares of the Company's common stock to Focus shareholders for a total value of $58,278,000 based on the Company's closing stock price of $10.68 on August 20, 2015. In addition, the Company paid cash to the Focus holders of in-the-money stock options on August 20, 2015 totaling $8,280,000.

        The Company believes the merger provides the opportunity to combine two independent business banking franchises with similar philosophies and cultures into a combined $2.3 billion business bank based in San Jose. The pooling of the two banks' resources and knowledge enhance our capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank will be much better positioned to meet the needs of our customers, shareholders and the community.

        Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015. The one-time pre-tax severance, retention, acquisition and integration costs totaled $2,865,000 and $3,407,000 for the three months and nine months ended September 30, 2015, respectively.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

6) Business Combinations (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase accounting for the acquisition.

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$174,066
Securities available-for-sale	53,940
Securities held-to-maturity	8,665
Loans held-for-sale—SBA	4,416
Net loans	172,669
Goodwill	31,854
Core deposit intangible asset	6,285
Corporate owned life insurance	7,067
Other assets, net	18,700

Total assets acquired	477,662
Liabilities asssumed:
Deposits	405,123
Other liabilities	5,981

Total liabilities	411,104

Net assets acquired	$66,558

        The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The gross contractual amount of four purchased credit impaired loans as of the acquisition date totaled $1,124,000. As of that date, contractual cash flows not expected to be collected on the purchased credit impaired loans totaled $770,000, which represents 68.5% of their gross outstanding principal balances. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include nonimpaired loans with a fair value and gross contractual amounts receivable of $176,551,000 and $181,124,000 respectively, on the date of acquisition. As of that date, the purchase discount on these nonimpaired loans totaled $4,573,000, which represents 2.5% of their gross outstanding principal balances.

        Goodwill of $31,854,000 arising from the acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As this transaction was structured as a taxfree exchange, the goodwill will not be deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

6) Business Combinations (Continued)

value for an asset or liability. The loans with a fair value of $177,085,000 and $1,694,000 of income tax attributes related to the purchase accounting adjustments and Focus' legacy deferred tax assets are subject to change pending receipt of the final valuations and analyses. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing Focus' final August 20, 2015 "stub" period tax returns. The closing equity balance for Focus is also subject to adjustments for invoices received after the close of the transaction that were attributable to Focus operations through August 20, 2015.

        The following table summarizes the consideration paid for Focus:

August 20, 2015
(Dollars in thousands)
Cash paid for Focus in-the-money stock options	$8,280
Common stock issued to Focus shareholders at $10.68 per share	58,278

Total consideration	$66,558

        The following table presents pro forma financial information as if the acquisition had occurred on January 1, 2014, which includes the pre-acquisition period for Focus. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one-time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

UNAUDITED	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
	(Dollars in thousands, except per share amounts)
Net interest income	$21,057	$16,667
Provision for loan losses	(301)	1
Noninterest income	2,863	2,368
Noninterest expense	15,667	12,898

Income before income taxes	8,554	6,136
Income tax expense	3,806	2,261

Net income	$4,748	$3,875

Net income per share—basic	$0.13	$0.10
Net income per share—diluted	$0.13	$0.10

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

6) Business Combinations (Continued)

UNAUDITED	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
	(Dollars in thousands, except per share amounts)
Net interest income	$61,814	$49,213
Provision for loan losses	(289)	(32)
Noninterest income	8,568	7,452
Noninterest expense	46,002	38,727

Income before income taxes	24,669	17,970
Income tax expense	9,932	6,562

Net income	$14,737	$11,408

Net income per share—basic	$0.39	$0.30
Net income per share—diluted	$0.39	$0.30

(7) Goodwill and Other Intangible Assets

  Goodwill

        The Company recognized $13,044,000 of goodwill upon its acquisition of Bay View Funding on November 1, 2014, and $31,854,000 upon its acquisition of Focus on August 20, 2015.

  Other Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. These assets are amortized over their estimated useful lives of 10 years. The customer relationship intangible asset was fully amortized at December 31, 2014. Accumulated amortization of these intangible assets was $4,592,000 and $4,257,000 at September 30, 2015 and December 31, 2014, respectfully.

        The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful lives of 10 years. Accumulated amortization of this intangible asset was $88,000 at September 30, 2015.

        Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $283,000 and $51,000 at September 30, 2015 and December 31, 2014, respectfully.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

        Estimated amortization expense for 2015 and each of the next five years follows:

			Bay View Funding
	Diablo Valley Bank Core Deposit Intangible	Focus Core Deposit Intangible	Below Market Value Lease Intangible	Customer & Brokered Relationship Intangible	Non-Compete Agreement Intangible	Total Amortization Expense
	(Dollars in thousands)
2015	$446	$286	$36	$190	$83	$1,041
2016	427	831	36	190	83	1,567
2017	195	875	31	190	70	1,361
2018	—	775	—	190	—	965
2019	—	734	—	190	—	924
2020	—	716	—	190	—	906

	$1,068	$4,217	$103	$1,140	$236	$6,764

        Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2015 and December 31, 2014.

8) Income Taxes

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

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards are as of December 31, 2014 for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not"

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

8) Income Taxes (Continued)

that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting for Uncertainty in Income Taxes, the Company estimated the need for a reserve for income taxes of $250,000 for uncertain state income tax positions of Bay View Funding. It is also estimated that a need for a reserve for uncertain tax positions of $82,000 for the Company.

        The Company had net deferred tax assets of $20,111,000, and $18,527,000, at September 30, 2015, and December 31, 2014, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2015 and December 31, 2014 will be fully realized in future years.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements. As a result of the change in accounting method, the Company reclassified $353,000 of low income housing investment losses during the third quarter of 2014 that was previously reported as noninterest expense for the six months of 2014. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements. The following tables reflect noninterest expense, income tax expense, and the effective tax rate as originally reported and with the low income housing investment losses reclassified under the proportional amortization method of accounting for the periods indicated:

	For the Three Months Ended 09/30/14	For the Nine Months Ended 09/30/14
	(Dollars in thousands)
Noninterest expense as originally reported	$10,139	$31,807
Low income housing investment losses reclassified to income tax expense	353	—

Noninterest expense under the proportional method	$10,492	$31,807

Income tax expense as originally reported	$2,322	$5,545
Low income housing investment losses reclassified from noninterest expense	(353)	—

Income tax expense under the proportional method	$1,969	$5,545

Effective tax rate as originally reported	40.4%	36.1%
Effective under the proportional method	36.5%	36.1%

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

8) Income Taxes (Continued)

        The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Low income housing investments	$4,532	$5,268
Future commitments	$1,827	$1,827

        The Company expects $938,000 of the future commitments to be paid in 2015, $550,000 in 2016, and $339,000 in 2017 through 2023.

        For tax purposes, the Company had low income housing tax credits of $175,000 and $198,000 for the three months ended September 30, 2015 and September 30, 2014, respectively, and low income housing investment losses of $230,000 and $272,000, respectively. For tax purposes, the Company had low income housing tax credits of $525,000 and $404,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively, and low income housing investment losses of $687,000 and $624,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$216	$179	$648	$537
Interest cost	221	228	663	684
Amortization of net actuarial loss	96	35	288	105

Net periodic benefit cost	$533	$442	$1,599	$1,326

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

9) Benefit Plans (Continued)

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,641	$4,353
Interest cost	127	196
Amortization of net actuarial loss	—	92

Projected benefit obligation at end of period	$4,768	$4,641

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Net actuarial loss	$692	$540
Prior transition obligation	1,440	1,507

Accumulated other comprehensive loss	$2,132	$2,047

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Amortization of prior transition obligation	$(28)	$(25)	$(84)	$(77)
Interest cost	42	49	126	147

Net periodic benefit cost	$14	$24	$42	$70

10) Equity

Series C Preferred Stock

        On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. The 21,004 shares of Series C Preferred Stock are convertible into 5,601,000 shares of common stock. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. The holders of Series C Preferred Stock receive dividends on an as converted basis when dividends are also

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

10) Equity (Continued)

declared for holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock.

11) Fair Value

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

September 30, 2015

(Unaudited)

11) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2015:
Available-for-sale securities:
Agency mortgage-backed securities	$170,399	$—	$170,399	$—
Corporate bonds	36,608	—	36,608	—
Trust preferred securities	15,000	—	15,000	—
Collateralized mortgage obligations	11,791	—	11,791	—
U.S. Government sponsored entities	11,125	—	11,125	—
Municipals—tax exempt	5,765	—	5,765	—
U.S. Treasury	4,039	4,039	—	—
Municipals—taxable	2,683	—	2,683	—
I/O strip receivables	1,441	—	1,441	—
Assets at December 31, 2014:
Available-for-sale securities:
Agency mortgage-backed securities	$154,172	$—	$154,172	$—
Corporate bonds	36,863	—	36,863	—
Trust preferred securities	15,300	—	15,300	—
I/O strip receivables	1,481	—	1,481	—

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

11) Fair Value (Continued)

appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2015:
Impaired loans—held-for-investment:
Commercial	$723	—	—	$723
Real estate:
Commercial and residential	524	—	—	524
Land and construction	492	—	—	492

	$1,739	—	—	$1,739

Assets at December 31, 2014:
Impaired loans—held-for-investment:
Commercial	$859	—	—	$859
Real estate:
Commercial and residential	587	—	—	587
Land and construction	1,176	—	—	1,176

	$2,622	—	—	$2,622

Foreclosed assets:
Real estate:
Land and construction	$31	—	—	$31

	$31	—	—	$31

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

11) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$1,872	$3,026
Book value of impaired loans held-for-investment carried at cost	3,814	2,996

Total impaired loans held-for-investment	$5,686	$6,022

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$1,872	$3,026
Specific valuation allowance	(133)	(404)

Impaired loans held-for-investment carried at fair value, net	$1,739	$2,622

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $5,686,000 at September 30, 2015. In addition, these loans had a specific valuation allowance of $133,000 at September 30, 2015. Impaired loans held-for-investment totaling $1,872,000 at September 30, 2015, were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $3,814,000 of impaired loans were carried at cost at September 30, 2015, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first nine months of 2015 on impaired loans held-for-investment carried at fair value at September 30, 2015 resulted in a credit to the provision for loan losses of $191,000.

        At September 30, 2015, foreclosed assets had a carrying amount of $393,000, with no valuation allowance at September 30, 2015.

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

September 30, 2015

(Unaudited)

11) Fair Value (Continued)

        At December 31, 2014, foreclosed assets had a carrying amount of $696,000, with no valuation allowance at December 31, 2014.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$723	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	$524	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$492	Market Approach	Discount adjustment for differences between comparable sales	0% to 1% (1%)

	December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$859	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	$587	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$1,176	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Commercial	$31	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

        The Company obtains third party appraisals on its impaired loans held- for-investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the "market approach," which is a valuation technique that uses prices and other relevant information generated by

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

11) Fair Value (Continued)

market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

        The carrying amounts and estimated fair values of financial instruments at September 30, 2015 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$392,938	$392,938	$—	$—	$392,938
Securities available-for-sale	257,410	—	257,410	—	257,410
Securities held-to-maturity	111,004	—	110,035	—	110,035
Loans (including loans held-for-sale), net	1,321,541	—	7,873	1,328,678	1,336,551
FHLB and FRB stock	10,630	—	—	—	N/A
Accrued interest receivable	5,212	—	1,906	3,306	5,212
Loan servicing rights and I/O strips receivables	3,820	—	5,470	—	5,470
Liabilities:
Time deposits	$272,494	$—	$228,490	$—	$228,490
Other deposits	1,689,529	—	1,733,533	—	1,733,533
Short-term borrowings	1,000	—	1,000	—	1,000
Accrued interest payable	215	—	215	—	215

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

11) Fair Value (Continued)

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

September 30, 2015

(Unaudited)

11) Fair Value (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

12) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the nine months ended September 30, 2015, the Company granted 223,000 shares of nonqualified stock options and 73,855 shares of restricted stock subject to time vesting requirements. There were 984,392 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2015.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,726,106	$11.23
Granted	223,000	$9.36
Exercised	(47,432)	$5.66
Forfeited or expired	(128,248)	$18.66

Outstanding at September 30, 2015	1,773,426	$10.60	6.0	$5,593,499

Vested or expected to vest	1,684,755		6.0	$5,313,824

Exercisable at September 30, 2015	1,197,888		4.8	$3,787,661

        As of September 30, 2015, there was $2,058,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.63 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2015	100,000	$8.25
Granted	73,855	$9.30
Vested	(13,750)	$6.98
Forfeited or expired	(5,000)	$8.70

Nonvested shares at September 30, 2015	155,105	$8.85

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

12) Equity Plan (Continued)

        As of September 30, 2015, there was $1,150,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

13) Capital Requirements

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

        As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements on January 1, 2015 and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2015.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2015 and December 31, 2014, the Company and HBC met all capital adequacy guidelines to which they were subject.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

13) Capital Requirements (Continued)

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2015, and under the Basel I regulatory requirements as of December 31, 2014.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015:
Total Capital	$217,200	12.3%	N/A	N/A	$141,097	8.0%
(to risk-weighted assets)
Tier 1 Capital	$197,720	11.2%	N/A	N/A	$105,825	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$180,353	10.2%	N/A	N/A	$79,367	4.5%
(to risk-weighted assets)
Tier 1 Capital	$197,720	10.4%	N/A	N/A	$76,079	4.0%
(to average assets)

	Actual		To Be Well-Capitalized Under Basel I Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel I
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital	$186,068	13.9%	$134,109	10.0%	$107,287	8.0%
(to risk-weighted assets)
Tier 1 Capital	$169,278	12.6%	$80,465	6.0%	$53,644	4.0%
(to risk-weighted assets)
Tier 1 Capital	$169,278	10.6%	N/A	N/A	$63,949	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

13) Capital Requirements (Continued)

        HBC's actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2015, and under the Basel I regulatory requirements as of December 31, 2014.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015:
Total Capital	$213,519	12.1%	$176,043	10.0%	$140,835	8.0%
(to risk-weighted assets)
Tier 1 Capital	$194,039	11.0%	$140,835	8.0%	$105,626	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$194,039	11.0%	$114,420	6.5%	$79,220	4.5%
(to risk-weighted assets)
Tier 1 Capital	$194,039	10.2%	$95,015	5.0%	$76,012	4.0%
(to average assets)

	Actual		To Be Well-Capitalized Under Basel I Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel I
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital	$175,765	13.1%	$134,095	10.0%	$107,276	8.0%
(to risk-weighted assets)
Tier 1 Capital	$158,976	11.9%	$80,457	6.0%	$53,638	4.0%
(to risk-weighted assets)
Tier 1 Capital	$158,976	9.9%	$79,959	5.0%	$63,967	4.0%
(to average assets)

        At September 30, 2015, the Company's and HBC's regulatory capital increased concurrent with average assets for capital purposes and risk-weighted assets due to the common stock issuance of the Focus transaction, net of normal fluctuations to regulatory capital from dividends, share based compensation, and net income.

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

13) Capital Requirements (Continued)

Oversight—Division of Financial Institutions ("DBO") may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2015, HBC would be required to obtain regulatory approval from the DBO for a dividend or other distribution to HCC. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company.

14) Loss Contingencies

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

15) Business Segment Information

        The following presents the Company's operating segments. The Company operates through two business segments: Banking segment and Factoring segment. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company's prime rate and funding costs. The provision for loan loss is allocated based on the segment's allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

15) Business Segment Information (Continued)

originated by Bay View Funding, which has been included in the results of operations since the acquisition on November 1, 2014.

	For the Three Months Ended September 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$17,117	$3,189	$20,306
Intersegment interest allocations	280	(280)	—
Total interest expense	623	—	623

Net interest income	16,774	2,909	19,683
Provision (credit) for loan losses	(291)	(10)	(301)

Net interest income after provision	17,065	2,919	19,984
Noninterest income	1,869	197	2,066
Noninterest expense	14,616	1,803	16,419
Intersegment expense allocations	112	(112)	—

Income before income taxes	4,430	1,201	5,631
Income tax expense	1,668	504	2,172

Net income	$2,762	$697	$3,459

Total assets	$2,218,007	$44,200	$2,262,207
Loans, net of deferred fees	$1,290,062	$42,343	$1,332,405

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015

(Unaudited)

15) Business Segment Information (Continued)

	For the Nine Months Ended September 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$46,458	$9,389	$55,847
Intersegment interest allocations	822	(822)	—
Total interest expense	1,664	—	1,664

Net interest income	45,616	8,567	54,183
Provision (credit) for loan losses	(328)	(11)	(339)

Net interest income after provision	45,944	8,578	54,522
Noninterest income	5,581	575	6,156
Noninterest expense	35,930	5,382	41,312
Intersegment expense allocations	266	(266)	—

Income before income taxes	15,861	3,505	19,366
Income tax expense	5,820	1,472	7,292

Net income	$10,041	$2,033	$12,074

Total assets	$2,218,007	$44,200	$2,262,207
Loans, net of deferred fees	$1,290,062	$42,343	$1,332,405

(1)
Includes the holding company's results of operations

16) Subsequent Events

        On October 26, 2015, the Company announced that its Board of Directors declared a $0.08 per share quarterly cash dividend to holders of common stock and Series C Preferred Stock (on an as converted basis). The dividend will be paid on November 24, 2015, to shareholders of record on November 10, 2015.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the "Company" or "HCC"), its wholly-owned subsidiary, Heritage Bank of Commerce ("HBC"), and HBC's wholly-owned subsidiary, CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding ("Bay View Funding"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-Q refer to Heritage Commerce Corp and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2014. There are no changes to these policies as of September 30, 2015, except for the following policies on segment reporting to include two reportable segments consisting of Banking and Factoring as a result of the acquisition of Bay View Funding, and business combinations as a result of both the Bay View Funding and Focus acquisitions:

Segment Reporting

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States through its Banking and Factoring business segments. No customer accounts for more than 10 percent of revenue for HBC or the Company. The Company's management uses segments results in its operating and strategic planning.

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

Performance Overview

        For the three months ended September 30, 2015, net income was $3.5 million, or $0.10 per average diluted common share, compared to $3.4 million, or $0.11 per average diluted common share, for the three months ended September 30, 2014. The Company's annualized return on average tangible assets was 0.71% and annualized return on average tangible equity was 7.46% for the three months ended September 30, 2015, compared to 0.88% and 7.51%, respectively, for the three months ended September 30, 2014.

        For the nine months ended September 30, 2015, net income was $12.1 million, or $0.36 per average diluted common share, compared to $9.8 million, or $0.31 per average diluted common share, for the nine months ended September 30, 2014. The Company's annualized return on average tangible assets was 0.93% and annualized return on average tangible equity was 9.22% for the nine months ended September 30, 2015, compared to 0.88% and 7.40%, respectively, for the nine months ended September 30, 2014.

Bay View Funding Acquisition

        On November 1, 2014, the Company acquired Bay View Funding, by purchasing all of the outstanding common stock from the stockholders of Bay View Funding for an aggregate purchase price of $22.52 million. Bay View Funding became a wholly owned subsidiary of HBC. Based in Santa Clara, California, Bay View Funding, provides business essential working capital factoring financing to various industries throughout the United States. Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014. The following table reflects selected financial information for Bay View Funding at or for the periods indicated:

(Dollars in thousands)
Total factored receivables at September 30, 2015	$42,343
Average factored receivables:
For the three months ended September 30, 2015	$43,364
For the nine months ended September 30, 2015	$41,791
Total full time equivalent employees at September 30, 2015	37

Focus Business Bank Merger

        On April 23, 2015, the Company and Focus entered into a definitive agreement and plan of merger and reorganization whereby Focus would merge into HBC. The Company completed the merger of its wholly-owned bank subsidiary HBC with Focus on August 20, 2015 for an aggregate transaction value of $66.6 million. Shareholders of Focus received a fixed exchange ratio at closing of 1.8235 shares of the Company's common stock for each share of Focus common stock. Upon closing of the transaction, the Company issued 5,456,713 shares of the Company's common stock to Focus shareholders for a total value of $58.3 million based on the Company's closing stock price of $10.68 on August 20, 2015. In addition, the Company paid cash to the Focus holders of in-the-money stock options on August 20, 2015 totaling $8.3 million.

        The Company believes the merger provides the opportunity to combine two independent business banking franchises with similar philosophies and cultures into a combined $2.3 billion business bank based in San Jose. The pooling of the two banks' resources and knowledge enhance our capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank will be much better positioned to meet the needs of our customers, shareholders and the community.

        The Focus acquisition added $168.1 million in Federal funds sold and interest-bearing deposits in other financial institutions, $62.0 million in investment securities (at fair value), $167.3 million in loans (at fair value, including loans held-for-sale), and $396.5 million in deposits at September 30, 2015. The

Focus acquisition added $79.4 million in average total loans, $189.1 million in average total assets, and $176.0 million in average total deposits for the three months ended September 30, 2015. The Focus acquisition added $26.8 million in average total loans, $63.7 million in average total assets, and $59.3 million in average total deposits for the nine months ended September 30, 2015. Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015. The one-time pre-tax severance, retention, acquisition and integration costs totaled $2.9 million and $3.4 million for the three months and nine months ended September 30, 2015, respectively.

Third Quarter and Year-to-Date 2015 Highlights

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin (FTE) increased 46 basis points to 4.39% for the third quarter of 2015, from 3.93% for the third quarter of 2014, primarily due to loan growth, higher yields on securities, and revenue from the higher yielding Bay View Funding factored receivables portfolio partially offset by the temporary investment of the excess liquidity from the Focus acquisition into lower yielding Federal funds sold and deposits at the Federal Reserve Bank. For the first nine months of 2015, net interest margin increased 52 basis points to 4.54%, compared to 4.02% for the first nine months of 2014, primarily due to revenue from the higher yielding Bay View Funding factored receivables portfolio, and a special dividend of $203,000 paid by the FHLB in the second quarter of 2015, partially offset by the temporary investment of excess liquidity from the Focus acquisition. At September 30, 2015, Federal funds sold and interest-bearing deposits in other financial institutions totaled $364.2 million. Average Federal funds sold and interest-bearing deposits in other financial institutions were $226.3 million for the third quarter of 2015, compared to $114.9 million for the second quarter of 2015.

  •
  Net interest income increased 41% to $19.7 million for the third quarter of 2015, compared to $14.0 million for the thid quarter of 2014. Net interest income increased 32% to $54.2 million for the nine months ended September 30, 2015, compared to $41.0 million for the nine months ended September 30, 2014.

  •
  There was a $301,000 credit provision for loan losses for the third quarter of 2015, compared to a $24,000 credit provision for loan losses for the third quarter of 2014. For the nine months ended September 30, 2015, there was a $339,000 credit provision for loan losses compared to a $232,000 credit provision for loan losses for the nine months ended September 30, 2014.

  •
  Noninterest income was $2.1 million for the third quarter of 2015, compared to $1.9 million for the third quarter of 2014. For the nine months ended September 30, 2015 noninterest income was $6.2 million, compared to $5.9 million for the nine months ended September 30, 2014.

  •
  Total noninterest expense for the third quarter of 2015 increased to $16.4 million, from $10.5 million for the third quarter of 2014. Noninterest expense for the nine months ended September 30, 2015 increased to $41.3 million, compared to $31.8 million for the nine months ended September 30, 2014. The increase in noninterest expense for the nine months ended September 30, 2015, was primarily due to costs related to the Focus transaction, and the additional operating costs of Focus and Bay View Funding. Noninterest expense included Focus pre-tax severance, retention, acquisition and integration costs of $2.9 million and $3.4 million for the three months and nine months ended September 30, 2015, respectively. The Company will incur additional Focus related acquisition and integration expenses in the fourth quarter of 2015 for severance and retention, systems integration costs, lease termination and other non-recurring expenses.

  •
  The efficiency ratio for the third quarter of 2015 was 75.49%, compared to 66.15% for the third quarter of 2014. The efficiency ratio for the nine months ended September 30, 2015 was 68.47%,

    compared to 67.75% for the nine months ended September 30, 2014. The increase in the efficiency ratio in the third quarter and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to one-time Focus acquisition costs. Excluding the impact of the one-time Focus acquisition and severance and retention costs, the efficiency ratio was 62.32% for the third quarter of 2015, and 62.76% for the nine months ended September 30, 2015.

  •
  Income tax expense for the third quarter of 2015 was $2.2 million, compared to $2.0 million for the second quarter of 2014. The effective tax rate for the third quarter of 2015 was 38.6%, compared to 40.4% for the third quarter of 2014. Income tax expense for the nine months ended September 30, 2015 was $7.3 million, compared to $5.5 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 37.7%, compared to 36.1% for the nine months ended September 30, 2014.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Primarily due to the Focus transaction, cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 88% to $650.3 million at September 30, 2015, from $345.8 million at September 30, 2014, and increased 98% from $328.7 million at December 31, 2014.

  •
  At September 30, 2015, investment securities held-to-maturity totaled $111.0 million, compared to $94.8 million at September 30, 2014, and $95.4 million at December 31, 2014.

  •
  Loans (excluding loans-held-for-sale) increased $302.8 million, or 29%, to $1.33 billion at September 30, 2015, compared to $1.03 billion at September 30, 2014, which included an increase of $139.9 million, or 14%, in the Company's legacy loan portfolio, and $162.9 million from the Focus transaction. Loans increased $243.8 million, or 22%, from $1.09 billion at December 31, 2014 which included an increase of $80.9 million, or 7%, in the Company's legacy loan portfolio, and $162.9 million from the Focus transaction.

  •
  Nonperforming assets were $5.9 million, or 0.26% of total assets, at September 30, 2015, compared to $7.7 million, or 0.50%, of total assets, at September 30, 2014, and $6.6 million, or 0.41% of total assets, at December 31, 2014. At September 30, 2015, $5.0 million of the NPAs were in the Company's legacy loan portfolio, and $931,000 of the NPAs were in the Focus loan portfolio.

  •
  Classified assets, net of SBA guarantees, increased to $18.0 million at September 30, 2015, from $17.7 million at September 30, 2014, and $16.0 million at December 31, 2014. The increase in classified assets at September 30, 2015 from September 30, 2014 and December 31, 2014 was primarily due to the Focus acquisition. At September 30, 2015, $10.3 million of the classified assets were in the the Company's legacy loan portfolio, and $7.7 million of the classified assets were in the Focus loan portfolio.

  •
  Net recoveries totaled $281,000 for the third quarter of 2015, compared to net charge-offs of $27,000 for the third quarter 2014, and net charge-offs of $56,000 for the fourth quarter of 2014.

  •
  The allowance for loan losses at September 30, 2015 was $18.7 million, or 1.41% of total loans, representing 340.49% of nonperforming loans. The allowance for loan losses at September 30, 2014 was $18.5 million, or 1.80% of total loans, representing 257.16% of nonperforming loans. The allowance for loan losses at December 31, 2014 was $18.4 million, or 1.69% of total loans, representing 313.90% of nonperforming loans. The loans acquired from Focus are included in total loans; however, there is no allowance for loan losses attributed to these loans at

    September 30, 2015 because upon acquisition they were marked to fair market value, and included a fair value adjustment of $4.9 million at September 30, 2015.

  •
  Deposits increased $620.2 million, or 46%, to $1.96 billion at September 30, 2015, compared to $1.34 billion at September 30, 2014, which included an increase of $223.7 million, or 17%, in the Company's legacy deposit portfolio, and $396.5 million from the Focus transaction. Deposits increased $573.6 million, or 41%, at September 30, 2015, compared to $1.39 billion at December 31, 2014, which included an increase of $177.1 million, or 13%, in the Company's legacy deposit portfolio, and $396.5 million from the Focus transaction.

  •
  The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 9.19% at September 30, 2015, compared to 13.06% at September 30, 2014, and 12.54% at December 31, 2014.

  •
  The loan to deposit ratio was 67.91% at September 30, 2015, compared to 76.73% at September 30, 2014, and 78.41% at December 31, 2014.

  •
  The Company announced it will pay a quarterly cash dividend of $0.08 per share in the fourth quarter of 2015 to holders of common stock and Series C convertible perpetual preferred stock ("Series C Preferred Stock"), on an as converted basis.

  •
  As of January 1, 2015, along with other community banking organizations, the Company and the Bank became subject to new capital requirements, and certain provisions of the new rules will be phased in from 2015 through 2019 under the Dodd-Frank Act and Basel III. The Company's consolidated capital ratios and the Bank's capital ratios are presented in the table below.

			Transitional Minimum Regulatory Requirement Effective January 1, 2015		Well-capitalized by Regulatory Definition Under FDICIA Effective January 1, 2015
	At September 30, 2015			Minimum Regulatory Requirement(1) Effective January 1, 2019
Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce
Total Risk-Based	12.3%	12.1%	8.0%	10.5%	10.0%
Tier 1 Risk-Based	11.2%	11.0%	6.0%	8.5%	8.0%
Common Equity Tier 1 Risk-based	10.2%	11.0%	4.5%	7.0%	6.5%
Leverage	10.4%	10.2%	4.0%	4.0%	5.0%

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

        Deposits totaled $1.96 billion at September 30, 2015, compared to $1.34 billion at September 30, 2014, and $1.39 billion at December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $608.0 million, or 56%, to $1.69 billion at September 30, 2015, from $1.10 billion at

September 30, 2014 and increased $561.4 million, or 50%, from $1.13 billion at December 31, 2014. At September 30, 2015, total deposits from Focus were $396.5 million, which was comprised of $125.3 million of noninterest-bearing demand deposits, $191.1 million of interest-bearing demand deposits, $10.6 million of time deposits (under $250,000), and $11.9 million of time deposits ($250,000 and over).

        The Company had $24.2 million in brokered deposits at September 30, 2015, compared to $28.1 million at September 30, 2014 and December 31, 2014. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators was $24.6 million at September 30, 2015, compared to $33.6 million at September 30, 2014, and $41.5 million at December 31, 2014. Certificates of deposit from the State of California totaled $98.0 million at September 30, 2015, September 30, 2014 and December 31, 2014.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At September 30, 2015, we had $392.9 million in cash and cash equivalents and approximately $445.3 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $218.3 million at fair value in unpledged securities available at September 30, 2015. Our loan to deposit ratio decreased to 67.91% at September 30, 2015, compared to 76.73% at September 30, 2014, and 78.41% at December 31, 2014.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Loans, excluding loans held-for-sale, increased 29% to $1.33 billion at September 30, 2015, from $1.03 billion at September 30, 2014, and increased 22% from $1.09 billion at December 31, 2014. At September 30, 2015, the Focus loan portfolio totaled $162.9 million (at fair value), which was comprised of $76.6 million of commercial and industrial loans ("C&I"), $83.9 million of commercial and residential real estate loans, $834,000 of land and construction loans, $1.2 million of home equity loans, and $353,000 of consumer loans.

        The loan portfolio remains well-diversified with C&I loans accounting for 42% of the loan portfolio at September 30, 2015, which included $42.3 million of factored receivables at Bay View Funding. Commercial and residential real estate loans accounted for 45% of the total loan portfolio. Consumer and home equity loans accounted for 7% of total loans, and land and construction loans accounted for the remaining 6% of total loans at September 30, 2015.

Net Interest Income

        The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company's total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 41% to $19.7 million for the third quarter of 2015, compared to $14.0 million for the third quarter of 2014. Net interest income increased 32% to $54.2 million for the nine months ended September 30, 2015, compared to $41.0 million for the nine months ended September 30, 2014. The increase in the net interest income for the third quarter and for the nine months ended September 30, 2015, compared to the same periods in 2014, was primarily the result of the Focus acquisition, organic growth in the loan portfolio, contribution to revenue from operations from Bay

View Funding, and increases in core deposits. Net interest income for the nine months ended September 30, 2015 also increased from a special dividend of $203,000 paid by the FHLB in the second quarter of 2015.

        For the three months and nine months ended September 30, 2015, net interest income included the accretion of $262,000 from the loan interest rate and credit fair value adjustments in loan interest income, and the accretion of $2,000 from the securities fair value adjustment to securities interest income.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the third quarter of 2015 was $16.4 million, compared to $10.5 million for the third quarter of 2014. Noninterest expense for the nine months ended September 30, 2015 was $41.3 million, compared to $31.8 million for the nine months ended September 30, 2014. The increase in noninterest expense for the third quarter and nine months ended September 30, 2015 was primarily due to costs related to the Focus transaction, and the additional operating costs of Focus and Bay View Funding. The one-time pre-tax severance, retention, acquisition and integration costs totaled $2.9 million and $3.4 million for the three months and nine months ended September 30, 2015, respectively.

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

Distribution, Rate and Yield

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,232,989	$17,713	5.70%	$1,004,271	$12,077	4.77%
Securities—taxable	244,313	1,670	2.71%	238,748	1,675	2.78%
Securities—tax exempt(2)	91,127	874	3.80%	79,926	779	3.87%
Federal funds sold and interest-bearing deposits in other financial institutions	237,372	355	0.59%	118,847	234	0.78%

Total interest earning assets(2)	1,805,801	20,612	4.53%	1,441,792	14,765	4.06%

Cash and due from banks	34,921			26,535
Premises and equipment, net	7,374			7,435
Intangible assets	30,135			1,247
Other assets	77,816			66,245

Total assets	$1,956,047			$1,543,254

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$652,529			$471,326
Demand, interest-bearing	326,922	144	0.17%	212,579	89	0.17%
Savings and money market	444,702	240	0.21%	379,733	171	0.18%
Time deposits—under $100	20,681	15	0.29%	20,163	16	0.31%
Time deposits—$100 and over	206,909	173	0.33%	196,062	158	0.32%
Time deposits—brokered	24,861	50	0.80%	31,116	63	0.80%
CDARS—money market and time deposits	16,678	1	0.02%	14,755	3	0.08%

Total interest-bearing deposits	1,040,753	623	0.24%	854,408	500	0.23%

Total deposits	1,693,282	623	0.15%	1,325,734	500	0.15%
Short-term borrowings	166	—	0.00%	52	—	0.00%

Total interest-bearing liabilities	1,040,919	623	0.24%	854,460	500	0.23%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,693,448	623	0.15%	1,325,786	500	0.15%
Other liabilities	48,494			35,373

Total liabilities	1,741,942			1,361,159
Shareholders' equity	214,105			182,095

Total liabilities and shareholders' equity	$1,956,047			$1,543,254

Net interest income(2) / margin		19,989	4.39%		14,265	3.93%
Less tax equivalent adjustment(2)		(306)			(273)

Net interest income		$19,683			$13,992

(1)
Includes loans held for sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,136,208	$48,360	5.69%	$970,032	$34,832	4.80%
Securities—taxable	230,608	4,828	2.80%	264,437	5,555	2.81%
Securities—tax exempt(2)	84,286	2,444	3.88%	79,905	2,336	3.91%
Federal funds sold and interest-bearing deposits in other financial institutions	171,503	1,070	0.83%	78,476	634	1.08%

Total interest earning assets(2)	1,622,605	56,702	4.67%	1,392,850	43,357	4.16%

Cash and due from banks	28,647			25,068
Premises and equipment, net	7,388			7,295
Goodwill and other intangible assets	20,721			1,365
Other assets	73,417			64,136

Total assets	$1,752,778			$1,490,714

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$578,117			$445,585
Demand, interest-bearing	265,095	349	0.18%	203,713	248	0.16%
Savings and money market	403,385	623	0.21%	357,535	489	0.18%
Time deposits—under $100	19,812	45	0.30%	20,643	49	0.32%
Time deposits—$100 and over	202,512	485	0.32%	195,122	473	0.32%
Time deposits—brokered	26,578	157	0.79%	39,249	262	0.89%
CDARS—money market and time deposits	13,711	5	0.05%	16,091	6	0.05%

Total interest-bearing deposits	931,093	1,664	0.24%	832,353	1,527	0.25%

Total deposits	1,509,210	1,664	0.15%	1,277,938	1,527	0.16%
Short-term borrowings	80	—	0.00%	556	1	0.24%

Total interest-bearing liabilities	931,173	1,664	0.24%	832,909	1,528

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,509,290	1,664	0.15%	1,278,494	1,528	0.25%
Other liabilities	47,757			33,253

Total liabilities	1,557,047			1,311,747
Shareholders' equity	195,731			178,967

Total liabilities and shareholders' equity	$1,752,778			$1,490,714

Net interest income(2) / margin		55,038	4.54%		41,829	4.02%
Less tax equivalent adjustment(2)		(855)			(818)

Net interest income		$54,183			$41,011

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

	Three Months Ended September 30, 2015 vs. 2014 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$3,285	$2,351	$5,636
Securities—taxable	39	(44)	(5)
Securities—tax exempt(1)	108	(13)	95
Federal funds sold and interest-bearing deposits in other financial institutions	178	(57)	121

Total interest income from interest earnings assets(1)	3,610	2,237	5,847

Expense on interest-bearing liabilities:
Demand, interest-bearing	53	2	55
Savings and money market	39	30	69
Time deposits—under $100	—	(1)	(1)
Time deposits—$100 and over	10	5	15
Time deposits—brokered	(13)	—	(13)
CDARS—money market and time deposits	—	(2)	(2)
Short-term borrowings	—	—	—

Total interest expense on interest-bearing liabilities	89	34	123

Net interest income(1)	$3,521	$2,203	5,724

Less tax equivalent adjustment(1)			(33)

Net interest income			$5,691

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Nine Months Ended September 30, 2015 vs. 2014 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$7,077	$6,451	$13,528
Securities—taxable	(710)	(17)	(727)
Securities—tax exempt(1)	125	(17)	108
Federal funds sold and interest-bearing deposits in other financial institutions	583	(147)	436

Total interest income from interest earnings assets(1)	7,075	6,270	13,345

Expense on interest-bearing liabilities:
Demand, interest-bearing	75	26	101
Savings and money market	61	73	134
Time deposits—under $100	(1)	(3)	(4)
Time deposits—$100 and over	18	(6)	12
Time deposits—brokered	(75)	(30)	(105)
CDARS—money market and time deposits	(1)	—	(1)
Short-term borrowings	—	(1)	(1)

Total interest expense on interest-bearing liabilities	77	59	136

Net interest income(1)	$6,998	$6,211	13,209

Less tax equivalent adjustment(1)			(37)

Net interest income			$13,172

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets, increased 46 basis points to 4.39% for the third quarter of 2015, from 3.93% for the third quarter of 2014, primarily due to loan growth, higher yields on securities, and revenue from the higher yielding Bay View Funding factored receivables portfolio, partially offset by the temporary investment of the excess liquidity from the Focus acquisition into lower yielding Federal funds sold and deposits at the Federal Reserve Bank. For the first nine months of 2015, net interest margin increased 52 basis points to 4.54%, compared to 4.02% for the first nine months of 2014, primarily due to revenue from the higher yielding Bay View Funding factored receivables portfolio, and a special dividend of $203,000 paid by the FHLB in the second quarter of 2015, partially offset by the temporary investment of excess liquidity from the Focus acquisition.

        Net interest income increased 41% to $19.7 million for the third quarter of 2015, compared to $14.0 million for the third quarter of 2014. Net interest income increased 32% to $54.2 million for the nine months ended September 30, 2015, compared to $41.0 million the nine months ended September 30, 2014. The increase in the net interest income for the third quarter and for the nine months ended September 30, 2015, compared to the same periods in 2014, was primarily the result of the Focus acquisition, organic growth in the loan portfolio, contribution to revenue from operations from Bay View Funding, and increases in core deposits. Net interest income for the nine months ended September 30, 2015 also increased from the special dividend paid by the FHLB in the second quarter of 2015.

        For the three months and nine months ended September 30, 2015, net interest income included the accretion of $262,000 from the loan interest rate and credit fair value adjustments in loan interest income, and the accretion of $2,000 from the securities fair value adjustment to securities interest income.

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

        There was a credit provision for loan losses of $301,000 for the third quarter of 2015, compared to a credit provision for loan losses of $24,000 for the third quarter of 2014. The credit provision for loan losses for the nine months ended September 30, 2015 was $339,000, compared to a credit to the provision for loan losses of $232,000 for the nine months ended September 30, 2014. There was no impact to the provision for loan losses from the Focus transaction for the three months and nine months ended September 30, 2015.

        The allowance for loan losses totaled $18.7 million, or 1.41% of total loans at September 30, 2015, compared to $18.5 million, or 1.80% of total loans at September 30, 2014, and $18.4 million, or 1.69% of total loans at December 31, 2014. The allowance for loan losses to total loans decreased at September 30, 2015, compared to September 30, 2014 and December 31, 2014, primarily due to the impact of the Focus acquisition. The loans acquired from Focus are included in total loans; however, there is no allowance for loan losses attributed to these loans at September 30, 2015 because they were marked to fair market value on acquisition, and included a fair value adjustment of $4.9 million at September 30, 2015. Excluding the $162.9 million (at fair value) Focus loan portfolio, the ALLL to total loans was 1.60% at September 30, 2015. Net recoveries totaled $281,000 for the third quarter of 2015, compared to net charge-offs of $27,000 for the third quarter of 2014, and net charge-offs of $56,000 for the fourth quarter of 2014. The allowance for loan losses to total nonperforming loans was 340.49% at September 30, 2015, compared to 257.16% at September 30, 2014, and 313.90% at December 31, 2014. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$748	$631	$117	19%
Increase in cash surrender value of life insurance	429	401	28	7%
Servicing income	214	316	(102)	–32%
Gain on sales of SBA loans	267	259	8	3%
Gain on sales of securities	—	47	(47)	–100%
Other	408	216	192	89%

Total noninterest income	$2,066	$1,870	$196	10%

	For the Nine Months Ended September 30,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,086	$1,897	$189	10%
Increase in cash surrender value of life insurance	1,225	1,196	29	2%
Servicing income	819	977	(158)	–16%
Gain on sales of SBA loans	660	858	(198)	–23%
Gain on sales of securities	—	97	(97)	–100%
Other	1,366	909	457	50%

Total noninterest income	$6,156	$5,934	$222	4%

        Noninterest income was $2.1 million for the third quarter of 2015, compared to $1.9 million for the third quarter of 2014. For the nine months ended September 30, 2015 noninterest income was $6.2 million compared to $5.9 million for the nine months ended September 30, 2014.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended September 30, 2015, SBA loan sales resulted in an $267,000 gain, compared to a $259,000 gain on sale of SBA loans for the three months ended September 30, 2014. For the nine months ended September 30, 2015, SBA loan sales resulted in a $660,000 gain, compared to a $858,000 gain on sale of SBA loans for the nine months ended September 30, 2014.

        The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,358	$6,228	$4,130	66%
Occupancy and equipment	1,063	1,055	8	1%
Acquisition and integration related costs	688	234	454	194%
Professional fees	612	617	(5)	–1%
Data processing	411	238	173	73%
Software subscriptions	292	264	28	11%
Insurance expense	273	292	(19)	–7%
Correspondent bank charges	269	174	95	55%
Amortization of intangible assets	277	115	162	141%
Advertising and promotion	262	87	175	201%
FDIC deposit insurance premiums	251	220	31	14%
Foreclosed assets	113	—	113	N/A
Other	1,550	968	582	60%

Total noninterest expense	$16,419	$10,492	$5,927	56%

	For the Nine Months Ended September 30,		Increase (decrease) 2015 versus 2014
	2015	2014	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$26,112	$19,290	$6,822	35%
Occupancy and equipment	3,135	2,987	148	5%
Acquisition and integration related costs	1,265	287	978	341%
Professional fees	946	1,329	(383)	–29%
Data processing	950	741	209	28%
Software subscriptions	883	702	181	26%
Insurance expense	855	830	25	3%
Correspondent bank charges	760	539	221	41%
Amortization of intangible assets	655	345	310	90%
Advertising and promotion	689	504	185	37%
FDIC deposit insurance premiums	727	674	53	8%
Foreclosed assets	(93)	(19)	(74)	389%
Other	4,428	3,598	830	23%

Total noninterest expense	$41,312	$31,807	$9,505	30%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended September 30
	2015	Percent of Total	2014	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$10,358	63%	$6,228	59%
Occupancy and equipment	1,063	6%	1,055	10%
Acquisition and integration related costs	688	4%	234	2%
Professional fees	612	4%	617	6%
Data processing	411	2%	238	2%
Software subscriptions	292	2%	264	3%
Insurance expense	273	2%	292	3%
Correspondent bank charges	269	2%	174	2%
Amortization of intangible assets	277	2%	115	1%
Advertising and promotion	262	2%	87	1%
FDIC deposit insurance premiums	251	1%	220	2%
Foreclosed assets	113	1%	—	0%
Other	1,550	9%	968	9%

Total noninterest expense	$16,419	100%	$10,492	100%

	For the Nine Months Ended September 30,
	2015	Percent of Total	2014	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$26,112	63%	$19,290	61%
Occupancy and equipment	3,135	8%	2,987	9%
Acquisition and integration related costs	1,265	3%	287	1%
Professional fees	946	2%	1,329	4%
Data processing	950	2%	741	2%
Software subscriptions	883	2%	702	2%
Insurance expense	855	2%	830	3%
Correspondent bank charges	760	2%	539	2%
Amortization of intangible assets	655	1%	345	1%
Advertising and promotion	689	2%	504	2%
FDIC deposit insurance premiums	727	2%	674	2%
Foreclosed assets	(93)	0%	(19)	0%
Other	4,428	11%	3,598	11%

Total noninterest expense	$41,312	100%	$31,807	100%

        Total noninterest expense for the third quarter of 2015 increased to $16.4 million, from $10.5 million for the third quarter of 2014. Noninterest expense for the nine months ended September 30, 2015 increased to $41.3 million, compared to $31.8 million for the nine months ended September 30, 2014. The increase in noninterest expense for the nine months ended September 30, 2015, was primarily due to costs related to the Focus transaction, and the additional operating costs of Focus and Bay View Funding. Noninterest expense included Focus pre-tax acquisition and integration costs of $688,000 and $1.2 million for the three months and nine months ended September 30, 2015, respectively. In addition, salaries and employee benefits included severance and retention expense of $2.2 million related to the Focus acquisition, and other noninterest expense included $88,000 of amortization expense from the Focus core deposit intangible for the three months and nine months ended September 30, 2015. The Company will incur additional Focus related acquisition and integration expenses in the fourth quarter of 2015 for severance and retention, systems integration costs, lease termination and other non-recurring expenses. Full time equivalent employees were 272, 200, and 243 at September 30, 2015, September 30, 2014, and June 30, 2015, respectively. Included in the 270 full time equivalent employees at September 30, 2015 were 30 former Focus employees and 37 Bay View Funding employees.

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

        The Company's Federal and state income tax expense for the quarter and nine months ended September 30, 2015 was $2.2 million and $7.3 million, respectively. The income tax expense was $2.0 million and $5.5 million for the same periods in 2014. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Effective income tax rate	38.6%	36.5%	37.7%	36.1%

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

        The Company had net deferred tax assets of $20.1 million at September 30, 2015, and $18.5 million at December 31, 2014. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2015 and December 31, 2014 will be fully realized in future years.

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

	For the Three Months Ended September 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$17,117	$3,189	$20,306
Intersegment interest allocations	280	(280)	—
Total interest expense	623	—	623

Net interest income	16,774	2,909	19,683
Provision (credit) for loan losses	(291)	(10)	(301)

Net interest income after provision	17,065	2,919	19,984
Noninterest income	1,869	197	2,066
Noninterest expense	14,616	1,803	16,419
Intersegment expense allocations	112	(112)	—

Income before income taxes	4,430	1,201	5,631
Income tax expense	1,668	504	2,172

Net income	$2,767	$697	$3,459

Total assets	$2,218,007	$44,200	$2,262,207
Loans, net of deferred fees	$1,290,062	$42,343	$1,332,405

(1)
Includes the holding company's results of operations

	For the Nine Months Ended September 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$46,458	$9,389	$55,847
Intersegment interest allocations	822	(822)	—
Total interest expense	1,664	—	1,664

Net interest income	45,616	8,567	54,183
Provision (credit) for loan losses	(328)	(11)	(339)

Net interest income after provision	45,944	8,578	54,522
Noninterest income	5,581	575	6,156
Noninterest expense	35,930	5,382	41,312
Intersegment expense allocations	266	(266)	—

Income before income taxes	15,861	3,505	19,366
Income tax expense	5,820	1,472	7,292

Net income	$10,041	$2,033	$12,074

Total assets	$2,218,007	$44,200	$2,262,207
Loans, net of deferred fees	$1,290,062	$42,343	$1,332,405

(1)
Includes the holding company's results of operations

        Banking.    Our banking segment's net income decreased to $2.8 million for the three months ended September 30, 2015 compared to net income of $3.4 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our banking segment's net income increased to $10.0 million, compared with $9.8 million for the nine months ended September 30, 2014. Net interest income increased to $16.8 million for the three months ended September 30, 2015, compared to $14.0 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net interest income increased to $45.6 million, compared to $41.0 million for the nine months ended September 30, 2014. The increase in net interest income for the three months and nine months ended September 30, 2015, compared to the comparable periods in 2014, was primarily as a result of the Focus acquisition and organic growth in the loan portfolio and core deposits. Noninterest expense was $14.6 million for the three months ended September 30, 2015 compare to $10.5 million at September 30, 2014. For the nine months ended September 30, 2015 noninterest expense was $35.9 million, compared to $31.8 million for the nine months ended September 30, 2014. The increase in noninterest expense for the nine months ended September 30, 2015, was primarily due to one-time costs related to the Focus transaction, and the additional operating costs of Focus. The credit provision for loan losses was $291,000, for the three months ended September 30, 2015 compared with a credit provision for loan losses of $24,000 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the credit provision for loan losses was $328,000, compared with a credit for loan losses of $232,000, for the nine months ended September 30, 2014.

        Factoring.    Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014. For the three months ended September 30, 2015, Bay View Funding provided net interest income of $2.9 million, noninterest income of $197,000, and $697,000 of the Company's net income. For the nine months ended September 30, 2015, Bay View Funding provided net interest income of $8.6 million, noninterest income of $575,000, and $2.0 million of the Company's net income. The portfolio of factored receivables totaled $42.3 million at September 30, 2015, compared to $40.0 million at December 31, 2014.

FINANCIAL CONDITION

        As of September 30, 2015, total assets increased to $2.26 billion, compared to $1.56 billion at September 30, 2014, and $1.62 billion at December 31, 2014. Securities available-for-sale (at fair value) were $257.4 million at September 30, 2015, an increase of 34% from $191.7 million at September 30, 2014, and an increase of 25% from $206.3 million at December 31, 2014. Securities held-to-maturity (at amortized cost) were $111.0 million at September 30, 2015, compared to $94.8 million at September 30, 2014, and $95.4 million at December 31, 2014. The total loan portfolio, excluding loans held-for-sale, was $1.33 billion at September 30, 2015, an increase of 29% from $1.03 billion at September 30, 2014, and an increase of 22% from $1.09 billion at December 31, 2014. Deposits totaled $1.96 billion at September 30, 2015, compared to $1.34 billion at September 30, 2014, and $1.39 billion at December 31, 2014.

        The Focus acquisition added $168.1 million in Federal funds sold and interest-bearing deposits in other financial institutions, $62.0 million in investment securities (at fair value), $167.3 million in loans (at fair value, including loans held-for-sale), and $396.5 million in deposits at September 30, 2015.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	September 30,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$170,399	$139,777	$154,172
Corporate bonds	36,608	36,416	36,863
Trust preferred securities	15,000	15,487	15,300
Collateralized mortgage obligations	11,791	—	—
U.S. Government sponsored entities	11,125	—	—
Municipals—tax exempt	5,765	—	—
U.S. Treasury	4,039	—	—
Municipals—taxable	2,683	—	—

Total	$257,410	$191,680	$206,335

Securities held-to-maturity (at amortized cost):
Municipals—tax exempt	$94,704	$79,908	$79,882
Agency mortgage-backed securities	16,300	14,851	15,480

Total	$111,004	$94,759	$95,362

        The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2015:

	Weighted Average Life
	Within One Year Or Less		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$107,673	2.67%	$62,726	2.25%	$—	—	$170,399	2.51%
Corporate bonds	—	—	6,699	2.80%	29,909	3.10%	—	—	36,608	3.05%
Trust preferred securities	—	—	—	—	—	—	15,000	5.95%	15,000	5.95%
Collateralized mortgage obligations	4,061	1.18%	7,730	2.03%	—	—	—	—	11,791	1.74%
U.S. Government sponsored entities	2,000	1.12%	5,010	0.86%	4,115	2.04%	—	—	11,125	1.34%
Municipals—tax exempt	893	3.30%	2,539	2.29%	2,333	3.39%	—	—	5,765	2.89%
U.S. Treasury	4,039	0.40%	—	—	—	—	—	—	4,039	0.40%
Municipals—taxable	—	—	2,683	1.85%	—	—	—	—	2,683	1.85%

Total	$10,993	1.05%	$132,334	2.55%	$99,083	2.52%	$15,000	5.95%	$257,410	2.67%

Securities held-to-maturity (at amortized cost):
Municipals—tax exempt(1)	$3,705	5.80%	$10,831	3.49%	$36,303	4.00%	$43,865	3.82%	$94,704	3.93%
Agency mortgage-backed securities	—	—	6,019	2.89%	—	—	10,281	3.22%	16,300	3.10%

Total	$3,705	5.80%	$16,850	3.28%	$36,303	4.00%	$54,146	3.70%	$111,004	3.81%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $257.4 million at September 30, 2015, an increase of 34% from $191.7 million at September 30, 2014, and an increase of 25% from

$206.3 million at December 31, 2014. At September 30, 2015, the Company's legacy securities available-for-sale portfolio was comprised of $152.2 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $36.6 million of corporate bonds, and $15.0 million of single entity issue trust preferred securities. Additionally, the securities available-for-sale portfolio acquired from Focus was comprised of $30.0 million agency mortgage-backed securities, $11.1 million of U.S. Government agency securities, $4.0 million U.S. Treasuries, $2.7 million of taxable municipal securities, and $5.8 million of tax-exempt municipal securities at September 30, 2015. The pre-tax unrealized gain on securities available-for-sale at September 30, 2015 was $4.5 million, compared to a pre-tax unrealized gain on securities available-for-sale of $3.3 million at September 30, 2014, and a pre-tax unrealized gain on securities available-for-sale of $4.8 million at December 31, 2014. During the fourth quarter of 2015, the Company intends to invest some of the excess liquidity resulting from the Focus acquisition in investment securities.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $111.0 million at September 30, 2015, compared to $94.8 million at September 30, 2014, and $95.4 million at December 31, 2014. At September 30, 2015, the Company's legacy securities held-to-maturity portfolio, at amortized cost was comprised of $86.0 million of tax-exempt municipal bonds, and $16.3 million of agency mortgage-backed securities. Additionally, the securities held-to-maturity portfolio acquired from Focus was comprised of $8.7 million tax-exempt municipal bonds at September 30, 2015. During the third quarter of 2015, the Company purchased $2.6 million of tax-exempt municipal securities.

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

        Gross loans, excluding loans held-for-sale, represented 59% of total assets at September 30, 2015, 66% at September 30, 2014, and 67% at December 31, 2014. The ratio of loans to deposits decreased to 67.91% at September 30, 2015, from 76.73% at September 30, 2014, and decreased from 78.41% at December 31, 2014.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2015		September 30, 2014		December 31, 2014
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$554,169	42%	$436,481	42%	$462,403	43%
Real estate:
Commercial and residential	606,819	45%	464,991	45%	478,335	44%
Land and construction	84,867	6%	53,064	5%	67,980	6%
Home equity	74,624	6%	61,079	6%	61,644	6%
Consumer	12,595	1%	14,609	2%	18,867	1%

Total loans	1,333,074	100%	1,030,224	100%	1,089,229	100%
Deferred loan (fees) costs, net	(669)	—	(628)	—	(586)	—

Loans, including deferred fees and costs	1,332,405	100%	1,029,596	100%	1,088,643	100%

Allowance for loan losses	(18,737)		(18,541)		(18,379)

Loans, net	$1,313,668		$1,011,055		$1,070,264

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the remaining balance in land development and construction, home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 57% of its gross loans were secured by real property at September 30, 2015, and 56% at September 30, 2014, and December 31, 2014. While no specific industry concentration is considered significant, the Company's bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the third quarter and the nine months ended September 30, 2015, loans were sold resulting in a gain on sale of SBA loans of $267,000 and $660,000, respectively.

        The Company's factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables totaled $42.3 million at September 30, 2015, compared to $40.0 million at December 31, 2014, and is included in the Company's commercial loan portfolio.

        As of September 30, 2015, commercial and residential real estate mortgage loans of $606.8 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at September 30, 2015, consist of $274.0 million, or 45%, of commercial owner occupied properties, $334.0 million, or 55%, of commercial investment properties, and ($1.2) million, or less than 1%, in residential, other properties and fair value adjustments. Properties securing the commercial real estate mortgage loans are generally located in the Greater San Francisco Bay Area, the Company's primary market.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $31.8 million to $84.9 million, at September 30, 2015, from $53.1 million, at September 30, 2014, primarily as a result of strong housing demand within the Company's lending area. Land and construction loans increased $16.9 million at September 30, 2015, from $68.0 million at December 31, 2014.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $39.6 million and $66.0 million at September 30, 2015, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of September 30, 2015. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2015, approximately 56% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$431,799	$79,748	$42,622	$554,169
Real estate:
Commercial and residential	75,201	264,270	267,348	606,819
Land and construction	84,619	248	—	84,867
Home equity	67,742	1,642	5,240	74,624
Consumer	11,554	946	95	12,595

Loans	$670,915	$346,854	$315,305	$1,333,074

Loans with variable interest rates	$614,545	$91,503	$37,920	$743,968
Loans with fixed interest rates	56,370	255,351	277,385	589,106

Loans	$670,915	$346,854	$315,305	$1,333,074

Loan Servicing

        As of September 30, 2015 and 2014, $116.6 million and $133.9 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning of period balance	$510	$606	$565	$525
Additions	1,993	69	2,084	293
Amortization	(124)	(76)	(270)	(219)

End of period balance	$2,379	$599	$2,379	$599

        The increase in loan servicing rights for the three months and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to the Focus acquisition of $1.9 million at fair value. Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2015 and 2014, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning of period balance	$1,441	$1,633	$1,481	$1,647
Unrealized holding loss	—	(28)	(40)	(42)

End of period balance	$1,441	$1,605	$1,441	$1,605

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	September 30,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$5,503	$7,010	$5,855
Restructured and loans over 90 days past due and still accruing	—	200	—

Total nonperforming loans	5,503	7,210	5,855
Foreclosed assets	393	532	696

Total nonperforming assets	$5,896	$7,742	$6,551

Nonperforming assets as a percentage of loans plus foreclosed assets	0.44%	0.75%	0.60%
Nonperforming assets as a percentage of total assets	0.26%	0.50%	0.41%

        The following table presents nonperforming loans by class at the dates indicated:

	September 30, 2015			December 31, 2014
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$1,620	—	$1,620	$2,534	—	$2,534
Real estate:					—
Commercial and residential	3,075	—	3,075	1,651	—	1,651
Land and construction	492	—	492	1,320	—	1,320
Home equity	312	—	312	344	—	344
Consumer	4	—	4	6	—	6

Total	$5,503	$—	$5,503	$5,855	$—	$5,855

        Nonperforming assets were $5.9 million, or 0.26% of total assets, at September 30, 2015, compared to $7.7 million, or 0.50% of total assets, at September 30, 2014, and $6.6 million, or 0.41% of total assets, at December 31, 2014. At September 30, 2015, $5.0 million of the NPAs were in the Company's legacy loan portfolio, and $931,000 of the NPAs were in the Focus loan portfolio. Included in total nonperforming assets were foreclosed assets of $393,000 at September 30, 2015, compared to $532,000 at September 30, 2014, and $696,000 at December 31, 2014.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	September 30, 2015			September 30, 2014			December 31, 2014
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$543,879	$10,290	$554,169	$428,372	$8,109	$436,481	$455,767	$6,636	$462,403
Real estate:
Commercial and residential	601,671	5,148	606,819	458,671	6,320	464,991	472,061	6,274	478,335
Land and construction	84,375	492	84,867	51,408	1,656	53,064	66,660	1,320	67,980
Home equity	73,286	1,338	74,624	59,945	1,134	61,079	60,736	908	61,644
Consumer	12,279	316	12,595	14,252	357	14,609	18,518	349	18,867

Total	$1,315,490	$17,584	$1,333,074	$1,012,648	$17,576	$1,030,224	$1,073,742	$15,487	$1,089,229

*
Classified loans in the table above are gross of SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Nine Months Ended September 30, 2015
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2015	$167	$916	$1,083
Principal repayments/advances/upgrades	16	(912)	(896)

Balance at September 30, 2015	$183	$4	$187

	Nine Months Ended September 30, 2014
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2014	$492	$3,230	$3,722
Principal repayments/advances/upgrades	(262)	(1,792)	(2,054)
Net charge-offs	(30)	—	(30)

Balance at September 30, 2014	$200	$1,438	$1,638

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

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $18.0 million at September 30, 2015, $17.7 million at September 30, 2014, and $16.0 million at December 31, 2014. At September 30, 2015, $10.3 million of the classified assets were in the Company's legacy loan portfolio, and $7.7 million of the classified assets were in the Focus loan portfolio. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the California Department of Business Oversight—Division of Financial Institutions also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,193	$7,450	$114	$18,757
Charge-offs	(8)	—	(9)	(17)
Recoveries	284	14	—	298

Net recoveries	276	14	(9)	281
Provision (credit) for loan losses	(941)	672	(32)	(301)

Balance, end of period	$10,528	$8,136	$73	$18,737

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.09%	0.00%	0.00%	–0.09%
Allowance for loan losses to total loans(1)	0.79%	0.61%	0.01%	1.41%
Allowance for loan losses to nonperforming loans	191.31%	147.85%	1.33%	340.49%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended September 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,454	$7,069	$69	$18,592
Charge-offs	(132)	—	(25)	(157)
Recoveries	123	7	—	130

Net (charge-offs) recoveries	(9)	7	(25)	(27)
Provision (credit) for loan losses	163	(205)	18	(24)

Balance, end of period	$11,608	$6,871	$62	$18,541

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.00%	0.00%	0.01%	0.01%
Allowance for loan losses to total loans(1)	1.12%	0.67%	0.01%	1.80%
Allowance for loan losses to nonperforming loans	161.00%	95.30%	0.86%	257.16%

(1)
Average loans and total loans exclude loans held-for-sale.

	Nine Months Ended September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(229)	(2)	(9)	(240)
Recoveries	766	141	30	937

Net (charge-offs) recoveries	537	139	21	697
Provision (credit) for loan losses	(1,196)	927	(70)	(339)

Balance, end of period	$10,528	$8,136	$73	$18,737

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.06%	–0.02%	0.00%	–0.08%
Allowance for loan losses to total loans(1)	0.79%	0.61%	0.01%	1.41%
Allowance for loan losses to nonperforming loans	191.31%	147.85%	1.33%	340.49%

(1)
Average loans and total loans exclude loans held-for-sale.

	Nine Months Ended September 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(726)	—	(25)	(751)
Recoveries	309	51	—	360

Net (charge-offs) recoveries	(417)	51	(25)	(391)
Provision (credit) for loan losses	(508)	272	4	(232)

Balance, end of period	$11,608	$6,871	$62	$18,541

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.04%	–0.01%	0.01%	0.04%
Allowance for loan losses to total loans(1)	1.12%	0.67%	0.01%	1.80%
Allowance for loan losses to nonperforming loans	161.00%	95.30%	0.86%	257.16%

(1)
Average loans and total loans exclude loans held-for-sale.

        There was credit provision for loan losses of $941,000 and $1.2 million in the commercial loan portfolio for the three months ended and nine months ended September 30, 2015, respectively, primarily due to improvement in the performance of the Company's legacy commercial loan portfolio and a reduction of loans having a prior default history. There was provision for loan losses of $672,000 and $927,000 in the real estate loan portfolio for the three months ended and nine months ended September 30, 2015, respectively, primarily due to an increase in the balance of the Company's legacy real estate loan portfolio at higher valuations. There was no impact to the provision for loan losses from the Focus transaction for the three months and nine months ended September 30, 2015.

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

Allocation of Allowance for Loan Losses

	September 30,
					December 31, 2014
	2015		2014
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$10,528	42%	$11,608	42%	$11,187	43%
Real estate:
Commercial and residential	5,094	45%	4,616	45%	4,707	44%
Land and construction	1,571	6%	799	5%	1,048	6%
Home equity	1,471	6%	1,456	6%	1,315	6%
Consumer	73	1%	62	2%	122	1%

Total	$18,737	100%	$18,541	100%	$18,379	100%

        The allowance for loan losses totaled $18.7 million, or 1.41% of total loans at September 30, 2015, compared to $18.5 million, or 1.80% of total loans at September 30, 2014, and $18.4 million, or 1.69% of total loans at December 31, 2014. The allowance for loan losses to total loans decreased at September 30, 2015, compared to September 30, 2014 and December 31, 2014, primarily due to the Focus acquisition, and an increase in the Company's legacy loan balances with no default histories, coupled with a decrease in the Company's legacy nonperforming assets, improving the quality of the loan portfolio overall. The loans acquired from Focus are included in total loans; however, there is no allowance for loan losses attributed to these loans at September 30, 2015 because they were marked to fair market value on acquisition, and included a fair value adjustment of $4.9 million at September 30, 2015. Excluding the $162.9 million (at fair value) Focus loan portfolio, the ALLL to total loans was 1.60% at September 30, 2015. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $281,000, or –0.09% of average loans, for the third quarter of 2015, compared to net charge-offs of $27,000, or 0.01% of average loans, for the third quarter of 2014, and net charge-offs of $56,000, or 0.02% of average loans, for the fourth quarter of 2014.

        The allowance for loan losses related to the commercial portfolio decreased $659,000 at September 30, 2015 from December 31, 2014, as a result of a credit to the allowance for loan losses of $1.2 million, partially offset by net recoveries of $537,000. The allowance for loan losses related to the real estate portfolio increased $1.1 million at September 30, 2015 from December 31, 2014, as a result of a provision for loan losses of $927,000 and net recoveries of $139,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding.

Goodwill and Other Intangible Assets

        On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding. On August 20, 2015 estimated goodwill of $31.9 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at September 30, 2015 was $44.9 million, which consisted of $13.0 million related to the Bay View Funding acquisition, and $31.9 million related to the Focus acquisition.

        Other intangible assets were $8.9 million at September 30, 2015, compared to $3.3 million at December 31, 2014. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $559,000 at September 30, 2015 and $1.1 million at December 31, 2014, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $6.2 million at September 30, 2015, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014 were $2.0 million at September 30, 2015 and $2.2 million at December 31, 2014, net of accumulated amortization.

Deposits

        The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. The Company's liquidity is impacted by the volatility of deposits from the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions weaken in California, and the Company's market area in particular. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $250,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2015		September 30, 2014		December 31, 2014
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$758,440	39%	$488,987	36%	$517,662	37%
Demand, interest-bearing	440,517	22%	223,121	17%	225,821	16%
Savings and money market	490,572	25%	369,378	28%	384,644	28%
Time deposits—under $250	65,629	3%	56,848	4%	57,443	4%
Time deposits—$250 and over	174,700	9%	160,781	12%	163,452	12%
Time deposits—brokered	24,150	1%	28,099	2%	28,116	2%
CDARS—money market and time deposits	8,015	1%	14,608	1%	11,248	1%

Total deposits	$1,962,023	100%	$1,341,822	100%	$1,388,386	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. Public funds were 5% of deposits at September 30, 2015, and 8% at September 30, 2014, and 7% at December 31, 2014.

        Total deposits increased $620.2 million to $1.96 billion at September 30, 2015, compared to $1.34 billion at September 30, 2014, and increased $573.6 million from $1.39 billion at December 31, 2014. Noninterest-bearing demand deposits increased $269.5 million at September 30, 2015 from September 30, 2014, and increased $240.8 million from December 31, 2014. Interest-bearing demand deposits increased $217.4 million at September 30, 2015 from September 30, 2014, and increased $214.7 million from December 31, 2014. Brokered deposits decreased $3.9 million at September 30, 2015 from September 30, 2014, and decreased $4.0 million from December 31, 2014. Deposits (excluding all time deposits and CDARS deposits) increased 608.0 million, or 56%, to $1.69 billion at September 30, 2015, from $1.10 billion at September 30, 2014 and increased $561.4 million, or 50%, from $1.13 billion at December 31, 2014. At September 30, 2015, total deposits from Focus were $396.5 million, which was comprised of $125.3 million of noninterest-bearing demand deposits, $191.1 million of interest-bearing demand deposits, $10.6 million of time deposits (under $250,000), and $11.9 million of time deposits ($250,000 and over).

        At September 30, 2015, the Company had $108.8 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At September 30, 2014, the Company had $109.5 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2014, the Company had $109.8 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $2.9 million of money market accounts and $5.1 million of time deposits at September 30, 2015. CDARS deposits were comprised of $7.0 million of money market accounts and $7.6 million of time deposits at September 30, 2014. CDARS deposits were comprised of $4.0 million of money market accounts and $7.2 million of time deposits at December 31, 2014.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $250,000 and over, and all CDARS time deposits and brokered deposits as of September 30, 2015:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$131,410	64%
Over three months through six months	33,886	16%
Over six months through twelve months	32,099	16%
Over twelve months	6,590	3%

Total	$203,986	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Annualized return on average assets	0.70%	0.88%	0.92%	0.88%
Annualized return on average tangible assets	0.71%	0.88%	0.93%	0.88%
Annualized return on average equity	6.41%	7.46%	8.25%	7.34%
Annualized return on average tangible equity	7.46%	7.51%	9.22%	7.40%
Dividend payout ratio(1)	74.50%	46.66%	63.96%	42.30%
Average equity to average assets ratio	10.95%	11.80%	11.17%	12.01%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $579.0 million September 30, 2015, compared to $408.5 million at September 30, 2014, and $439.3 million at December 31, 2014. Unused commitments represented 43% outstanding gross loans at September 30, 2015, and 40% of outstanding gross loans at September 30, 2014, and December 31, 2014.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	September 30,
	2015		2014		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$18,082	$548,361	$8,104	$388,354	$8,164	$415,146
Standby letters of credit	3,402	8,569	—	12,047	3,235	12,783

	$21,484	$556,930	$8,104	$400,401	$11,399	$427,929

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 67.91% at September 30, 2015, compared to 76.73% at September 30, 2014, and 78.41% at December 31, 2014.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at September 30, 2015, September 30, 2014 and December 31, 2014. The Company had $244.7 million of loans pledged to the FHLB as collateral on an available line of credit of $143.0 million at September 30, 2015.

        The Company can also borrow from the FRB's discount window. The Company had $370.7 million of loans pledged to the FRB as collateral on an available line of credit of $247.3 million at September 30, 2015, none of which was outstanding.

        At September 30, 2015, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at September 30, 2015, September 30, 2014, and December 31, 2014.

        The Company has a $5.0 million line of credit with a correspondent bank, of which $1.0 million was outstanding at September 30, 2015.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2015, June 30, 2014, and December 31, 2014.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,
			December 31, 2014
	2015	2014
	(Dollars in thousands)
Average balance year-to-date	$36	$513	$3,953
Average interest rate year-to-date	0.36%	0.12%	3.06%
Maximum month-end balance during the year	$1,000	$—	$29,796
Average rate at period-end	N/A	N/A	N/A

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

        The Basel III capital rules revised the current prompt corrective action requirements by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required common equity Tier 1 capital ratio being 6.5% for well- capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well- capitalized status being 8.0% (as compared to the current 6.0%), and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III capital rules do not change the total risk-based capital requirement for any prompt corrective action category.

        There are three categories of capital under the Basel III prompt corrective action guidelines: common equity Tier 1 capital, Tier 1 capital and Tier 2 capital. Our common equity Tier 1 capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss), less Series C Preferred Stock, intangible assets and disallowed deferred tax assets. Our Tier 1 capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss), less intangible assets and disallowed deferred tax assets. Our Tier 2 capital includes the allowances for loan losses and off-balance sheet credit losses.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements as of September 30, 2015, and under the Basel I requirements as of September 30, 2014 and December 31, 2014:

	Under Basel III	Under Basel I
	September 30, 2015	September 30, 2014	December 31, 2014
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$180,353	N/A	N/A
Additional Tier 1 capital	17,367	N/A	N/A

Tier 1 capital	197,720	$179,563	$169,278
Tier 2 capital	19,480	16,043	16,790

Total risk-based capital	$217,200	$195,606	$186,068

Risk-weighted assets	$1,763,709	$1,280,332	$1,341,094
Average assets for capital purposes	$1,901,985	$1,535,168	$1,598,724
Capital ratios:
Total risk-based capital	12.3%	15.3%	13.9%
Tier 1 risk-based capital	11.2%	14.0%	12.6%
Common equity Tier 1 risk-based capital	10.2%	N/A	N/A
Leverage(1)	10.4%	11.7%	10.6%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of HBC under the Basel III requirements as of September 30, 2015, and under the Basel I requirements as of September 30, 2014 and December 31, 2014:

	Under Basel III	Under Basel I
	September 30, 2015	September 30, 2014	December 31, 2014
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$194,039	N/A	N/A
Additional Tier 1 capital	—	N/A	N/A

Tier 1 capital	194,039	$167,436	$158,976
Tier 2 capital	19,480	16,065	16,789

Total risk-based capital	$213,519	$183,501	$175,765

Risk-weighted assets	$1,760,434	$1,282,159	$1,340,949
Average assets for capital purposes	$1,900,304	$1,536,812	$1,599,173
Capital ratios:
Total risk-based capital	12.1%	14.3%	13.1%
Tier 1 risk-based capital	11.0%	13.1%	11.9%
Common equity Tier 1 risk-based capital	11.0%	N/A	N/A
Leverage(1)	10.2%	10.9%	9.9%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under the Basel III as of September 30, 2015, and under Basel I as of September 30, 2014 and December 31, 2014:

	Under Basel III			Under Basel I
	Transitional Minimum Regulatory Requirement Effective January 1, 2015	Minimum Regulatory Requirement(1) Effective January 1, 2019	Well-capitalized by Regulatory Definition Under FDICIA Effective January 1, 2015	Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Capital ratios:
Total risk-based capital	8.00%	10.50%	10.00%	8.00%	10.00%
Tier 1 risk-based capital	6.00%	8.50%	8.00%	4.00%	6.00%
Common equity Tier 1 risk-based capital	4.50%	7.00%	6.50%	N/A	N/A
Leverage	4.00%	4.00%	5.00%	4.00%	5.00%

(1)
Includes 2.5% capital conservation buffer.

        At September 30, 2015, the Company's and HBC's regulatory capital increased concurrent with average assets for capital purposes and risk-weighted assets due to the common stock issued in the Focus transaction, net of normal fluctuations to regulatory capital from dividends, share based compensation, and net income.

        At September 30, 2015, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2015, September 30, 2014, and December 31, 2014, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2015, that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At September 30, 2015, the Company had total shareholders' equity of $248.0 million, compared to $182.9 million at September 30, 2014, and $184.4 million at December 31, 2014. The increase in total shareholders' equity at September 30, 2015 from September 30, 2014 and December 31, 2014 was primarily due to the Focus acquisition and an increase in retained earnings. At September 30, 2015, total shareholders' equity included $19.5 million in preferred stock, $193.1 million in common stock, $37.4 million in retained earnings, and ($2.0) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($2.0) million at September 30, 2015, compared to accumulated other comprehensive loss of ($812,000) at September 30, 2014, and an accumulated other comprehensive loss of ($1.9) million at December 31, 2014. The unrealized gain on securities available-for-sale included in accumulated other comprehensive loss was an unrealized gain of $2.6 million, net of taxes, at September 30, 2015, compared to an unrealized gain of $1.9 million, net of taxes, at September 30, 2014, and an unrealized gain of $2.8 million, net of taxes, at December 31, 2014. The components of accumulated other comprehensive loss, net of taxes, at September 30, 2015 include the following: an unrealized gain on available-for-sale securities of $2.6 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $410,000; a split dollar insurance contracts liability of ($2.1) million; a supplemental executive retirement plan liability of ($3.7) million; and an unrealized gain on interest-only strip from SBA loans of $836,000.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2015. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$95,530	35.4%
+300	$89,467	26.8%
+200	$83,305	18.1%
+100	$76,989	9.1%
0	$70,553	0.0%
–100	$(63,409)	–10.1%
–200	$(55,631)	–21.2%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2015. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of September 30, 2015, the period covered by this report on Form 10-Q.

        During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to the Acquistion of Focus Business Bank

We may fail to realize the cost savings we have estimated for the integration of the business operations and managements of the Company and Focus in an efficient manner.

        The success of the acquisition of Focus by the Company completed on August 20, 2015 (the "Acquisition") will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of the Company and Focus in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of the Company or Focus, nor result in decreased revenues due to any loss of customers.

        The Company and Focus have operated independently. To realize the anticipated benefits of the Acquisition, the businesses of the Company and Focus must be successfully combined. While management has taken existing leases and other contractual obligations into consideration in developing its estimate of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from these estimates. In addition, difficulties encountered in integrating our information systems could prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships and cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the Acquisition or to achieve the anticipated benefits of the Acquistion. Integration efforts will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined companies. If the combined company is not able to achieve these cost-savings objectives, the anticipated benefits of the Acquistion may not be realized fully or at all or may take longer to realize than expected.

The failure of the Company's Loan Portfolios to Perform as Expected May Unfavorably Impact Us.

        Our performance and prospects after the Acquisition are dependent to a significant extent on the performance of the combined loan portfolios of the Company and Focus, and ultimately on the financial condition of our borrowers and other customers. The loan portfolios of the two banks differed to some extent in the types of borrowers, industries and credits represented. In addition, there were differences in the documentation, classifications, underwriting and management of the portfolios. As a result, our overall loan portfolio has a different risk profile than the loan portfolio of either the Company or Focus before the Acquisition. The performance of our loan portfolio will be adversely affected if any of such factors are worse than anticipated. In addition, to the extent that customers of Focus are not retained by the Company, or additional expenses are incurred in retaining them, there could be adverse effects on our future consolidated results of operations following the Acquisition. The anticipated benefits of the Acquisition are dependent, in part, on the extent to which the revenues of Focus are maintained and enhanced.

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

Heritage Commerce Corp (Registrant)
Date: November 6, 2015	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: November 6, 2015	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
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