Form 10-K
period 2015-12-31
HERITAGE COMMERCE CORP
filed 2016-03-07
CIK 1053352

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2015, based upon the closing price on that date of $9.61 per share as reported on the NASDAQ Global Select Market, and 15,578,339 shares held, was approximately $149.7 million.

         As of February 29, 2016, there were 32,121,885 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Shareholders to be held on May 26, 2016 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2015.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2015

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

        These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. In addition, our past results of operations do not necessarily indicate our future results. The forward looking statements could be affected by many factors, including but not limited to:

  •
  local, regional, and national economic conditions and events and their impact on us and our customers;

  •
  changes in the financial performance or condition of the Company's customers;

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

  •
  other than temporary impairment charges to our securities portfolio;

  •
  an oversupply of inventory and deterioration in values of California commercial real estate;

  •
  a prolonged slowdown in construction activity;

  •
  changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of the Company's allowance for loan losses and the Company's provision for loan losses;

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

  •
  changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

  •
  operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

  •
  the ability to keep pace with, and implement on a timely basis, technological changes;

  •
  the impact of cyber security attacks or other disruptions to the Company's information systems and any resulting compromise of data or disruptions in service;

  •
  changes in the competitive environment among financial or bank holding companies and other financial service providers;

  •
  the effect and uncertain impact on the Company of the enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated by supervisory and oversight agencies implementing the new legislation;

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

  •
  the successful integration of the business, employees and operations of Focus Business Bank with the Company and our ability to achieve the projected synergies of this acquisition within expected time frame; and

  •
  our success in managing the risks involved in the foregoing factors.

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

PART I

ITEM 1 — BUSINESS

General

        Heritage Commerce Corp, a California corporation organized in 1997, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. We provide a wide range of banking services through Heritage Bank of Commerce, our wholly-owned subsidiary. Heritage Bank of Commerce is a California state-chartered bank headquartered in San Jose, California and has been conducting business since 1994.

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

        Our lending activities are diversified and include commercial, real estate, construction and land development, consumer and Small Business Administration ("SBA") guaranteed loans. We generally lend in markets where we have a physical presence through our branch offices. We attract deposits throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations. We offer a wide range of deposit products for business banking and retail markets. We offer a multitude of other products and services to complement our lending and deposit services. In addition, Bay View Funding provides factoring financing throughout the United States.

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

Recent Acquisitions

        We have grown over the past five years through the acquisitions discussed below, as well as through organic growth.

  Focus Business Bank

        On August 20, 2015, we completed the acquisition of Focus Business Bank ("Focus Bank") for an aggregate transaction value of $66.6 million. We acquired from Focus Bank total assets, at fair value, of approximately $438.8 million, loans (including loans held-for-sale) of $174.8 million, at fair value, and deposits of $405.1 million, at fair value, and one branch in San Jose, California. We issued approximately 5,456,713 shares of our common stock to Focus Bank shareholders, at an exchange ratio of 1.8235 shares of Heritage Commerce Corp common stock per Focus Bank share.

  Bay View Funding

        On November 1, 2014, Heritage Bank of Commerce acquired CSNK Working Capital Finance Corp, d/b/a "Bay View Funding" ("Bay View Funding") for approximately $22.5 million. Bay View Funding provides business essential working capital factoring financing to various industries throughout the United States.

        Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

        At December 31, 2015, we had consolidated assets of $2.36 billion, deposits of $2.06 billion and shareholders' equity of $245.4 million.

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

Heritage Bank of Commerce

        Heritage Bank of Commerce ("HBC") is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in January 1994. HBC operates through eleven full service branch offices. The locations of HBC's current offices are:

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

  Lending Activities

        Our commercial loan portfolio is comprised of operating secured and unsecured loans advanced for working capital, equipment purchases and other business purposes. Generally short-term loans have maturities ranging from thirty days to one year, and "term loans" have maturities ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating or fixed interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower's underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions. HBC's commercial loans, except for the factored receivables at Bay View Funding, are primarily originated for locally-oriented commercial activities in communities where HBC has a physical presence through its branch offices.

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

        As of December 31, 2015, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial 41% (including SBA loans and factored receivables); (ii) real estate secured loans 46%; (iii) land and construction loans 6%; and (iv) consumer (including home equity) 7%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

  Other Banking Services

        We offer a multitude of other products and services to complement our lending and deposit services. These include cashier's checks, traveler's checks, bank-by-mail, ATMs, night depositories, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online banking, online bill pay, homeowner association services, and other customary banking services. HBC currently operates ATMs at five different locations. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and promote a high level of customer service. HBC does not have a trust department. In addition to the traditional financial services offered, HBC offers remote deposit capture, automated clearing house origination, electronic data interchange and check imaging. HBC continues to investigate products and services that it believes addresses the growing needs of its customers and to analyze other markets for potential expansion opportunities.

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

        With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda and Contra Costa county region, the three counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 268 offices that control a combined 56.54% of deposit market share based on June 30, 2015 FDIC market share data. HBC ranks sixteenth with 0.76% share of total deposits based on June 30, 2015 market share data. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or "participation," of some of the balances to financial institutions that are not within our geographic footprint.

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

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

        The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation ("Dodd-Frank"), significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. Dodd-Frank followed the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 in response to the economic downturn and financial industry instability. Dodd-Frank authorized the creation of the Consumer Financial Protection Bureau ("CFPB") responsible for consumer protection in the financial services industry.Certain provisions of Dodd-Frank will significantly impact, or already are affecting, our operations and expenses, including, for example, changes in Federal Deposit Insurance Corporation ("FDIC") assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected "best practices" for smaller institutions. We expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under Dodd-Frank.

Supervision and Regulation

  Introduction

        Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC's insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, and the DBO.

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

        SEC and Nasdaq.    HCC's stock is traded on the NASDAQ Global Select Market (under the trading symbol "HTBK"), and HCC is subject to rules and regulations of The NASDAQ Stock Market, including those related to corporate governance. HCC is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") which requires HCC to file annual, quarterly and other current reports with the SEC. HCC is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act, the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the HCC's common stock and short swing profits rules promulgated by the SEC under Section 16 of the Exchange Act, and certain additional reporting requirements by principal shareholders of HCC promulgated by the SEC under Section 13 of the Exchange Act.

        The Sarbanes Oxley Act of 2002.    HCC is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including: (i) required executive certification of financial presentations; (ii) increased requirements for board audit committees and their members; (iii) enhanced disclosure of controls and procedures and internal control over financial reporting; (iv) enhanced controls over, and reporting of, insider trading; and (v) increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

        Permitted Activities.    In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto.

        Bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company and currently have no plans to make a financial holding company election.

        The BHCA does not place territorial restrictions on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

        Affiliate Transactions.    Transactions between affiliates are subject to Sections 23A and 23B of the Federal Reserve Act. Regulation W codifies interpretive guidance with respect to affiliate transactions. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (A) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution's capital and surplus and (B) with all affiliates in the aggregate to an amount equal to 20% of such capital and surplus; and (ii) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same or at least as favorable to the institution or subsidiary, the terms provided or that would be provided to a nonaffiliate. Dodd-Frank enhances the requirements for certain transactions with affiliates, including an expansion of the definition of "covered transactions" and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

        Source of Strength Doctrine.    Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. It is the Federal Reserve's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting their subsidiary bank. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve's regulations or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company's subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank's federal regulator to take "prompt corrective action." Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHCA provides that in the event of a bank holding company's bankruptcy any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

        Sound Banking Practices.    Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

        Acquisitions.    The BHCA, the Bank Merger Act, the California Financial Code and other federal and state statutes regulate acquisitions of commercial banks and other FDIC-insured depository institutions. HCC must obtain the prior approval of the Federal Reserve before: (i) acquiring more than 5% of the voting stock of any FDIC-insured depository institution or other bank holding company (other than directly through our bank); (ii) acquiring all or substantially all of the assets of any bank or bank holding company; or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve is required for HBC to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant's performance record under the Community Reinvestment Act of 1977 ("CRA"), the applicant's compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

        HCC is also subject to the Change in Bank Control Act of 1978 (the "Control Act") and related Federal Reserve regulations, which provide that any person who proposes to acquire at least 10% (but less than 25%) of any class of a bank holding company's voting securities is presumed to control the company (unless the company is not publicly held and some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of more than 25% of any class of a bank holding company's voting securities or who proposes to acquire actual control must provide the Federal Reserve with at least 60 days prior written notice of the acquisition. The Federal Reserve may disapprove a proposed acquisition if: (i) it would result in adverse competitive effects; (ii) the financial condition of the acquiring person might jeopardize the target institution's financial stability or prejudice the interests of depositors; (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public; or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve Board. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHCA is not subject to the Control Act notice requirements. Any company that proposes to acquire "control", as those terms are defined in the BHCA and Federal Reserve regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve's prior approval under the BHCA to become a bank holding company.

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

  Heritage Bank of Commerce

        General.    As a California commercial bank whose deposits are insured by the FDIC, HBC is subject to regulation, supervision, and regular examination by the FDIC, the DBO and by the Federal Reserve as HBC's primary Federal regulator. The regulations of these agencies govern most aspects of a bank's business. California banks are also subject to federal statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W.

        Pursuant to the Federal Deposit Insurance Act ("FDIA") and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so-called "closely related to banking" or "nonbanking" activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, California banks may conduct certain "financial" activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains "well-capitalized," "well-managed" and in satisfactory compliance with the CRA.

        HBC is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2015, HBC was in compliance with the FHLB's stock ownership requirement. Federal Reserve stock is carried at cost and may be sold back to the Federal Reserve at its carrying value. Cash dividends received are reported as income.

        Depositor Preference.    In the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to such insured depository institution.

        Brokered Deposit Restrictions.    Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. HBC is eligible to accept brokered deposits without limitations.

        Loans to One Borrower.    With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25 percent (and unsecured loans may not exceed 15 percent) of the bank's shareholders' equity, allowance for loan loss, and any capital notes and debentures of the bank.

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

        Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC's primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2015.

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

        Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information. HBC has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of HBC.

        Anti-Money Laundering and the USA PATRIOT ACT.    A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

        Office of Foreign Assets Control Regulation.    The U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. HCC and HBC are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

  The Dodd-Frank Wall Street and Consumer Protection Regulation Act

        The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued through 2015 as modest recovery returned to many institutions in the banking sector. Certain provisions of Dodd-Frank, which was enacted in 2010, are now effective and have been fully implemented, including: (i) revisions in the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; (ii) the permissibility of paying interest on business checking accounts; (iii) the removal of barriers to interstate branching; (iv) required disclosure and shareholder advisory votes on executive compensation; (v) final new capital rules; (vi) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities; and (vii) final rules and increased enforcement action by the CFPB.

        Many aspects of Dodd-Frank are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial services industry more generally. However, certain provisions of Dodd-Frank will significantly impact or already are affecting our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected "best practices" for smaller institutions. We expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with statutory and regulatory requirements under Dodd-Frank.

  The Volcker Rule

        In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd-Frank commonly referred to as the "Volcker Rule." Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered "covered funds." These rules became effective April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve. HCC and HBC held no investment positions at December 31, 2015 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

  Deposit Insurance

        The FDIC is an independent federal agency that insures deposits up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures HBC's customer deposits through the Deposit Insurance Fund (the "DIF") up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

        HBC is subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF's designated reserve ratio ("DRR") reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by Dodd-Frank. However, financial institutions like HBC with assets of less than $10 billion are exempted from the cost of this increase. The restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends when the DRR reaches 1.5% or greater.

        The FDIC redefined its deposit insurance premium assessment base from an institution's total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011. The changes to the assessment base necessitated changes to assessment rates which also became effective April 1, 2011. The revised assessment rates are lower than prior rates, but the assessment base is larger and approximately the same amount of assessment revenue is being collected by the FDIC.

        We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of or market for our common stock.

        In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation ("FICO") bonds issued in the 1980's to assist in the recovery of the savings and loan industry. The FICO assessment amount fluctuates quarterly, but was 0.00145% of average total assets less average tangible equity for the third quarter of 2015. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2015. Those assessments will continue until the Financing Corporation bonds mature in 2019.

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

  Capital Adequacy Requirements

        HCC and HBC are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. These agencies have adopted risk-based capital guidelines to provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, considers off-balance sheet exposures in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

        Prior to January 1, 2015, the guidelines included a minimum required ratio of qualifying Tier 1 capital plus Tier 2 capital to total risk weighted assets of 8% or total risk-based capital ratio, and a minimum required ratio of Tier 1 capital to total risk weighted assets of 4% or Tier 1 risk-based capital ratio. The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or "leverage ratio," of 3% for institutions having the highest regulatory rating, and 4% for all other institutions.

        Tier 1 capital was generally defined as the sum of core capital elements, less goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions. The following items were defined as core capital elements: (i) common shareholders' equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) "restricted" core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements. Tier 2 capital included the following supplemental capital elements: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets);

(ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital was capped at 100% of Tier 1 capital.

        As of December 31, 2014 and 2013, HBC's and the consolidated Company's regulatory capital ratios all exceeded regulatory requirements. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation — Capital Resources.

        In July 2013, the federal bank regulators approved final rules, or the capital rules, implementing the Basel Committee's December 2010 final capital framework for strengthening international capital standards, known as Basel III, and various provisions of Dodd-Frank . The capital rules substantially revise the risk-based capital requirements applicable to bank holding companies and banks, including HCC and HBC, compared to the previous risk-based capital rules. The capital rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratio calculations. Subject to a phase-in period for various provisions, the capital rules became effective for HCC and HBC beginning on January 1, 2015.

        The Basel III capital rules: (i) introduce a new capital measure called "common equity tier 1" and related regulatory capital ratio of common equity Tier 1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of common equity Tier 1 and "Additional Tier 1 capital" instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to common equity Tier 1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Basel III capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated debt and a portion of the allowance for loan and lease losses, which in each case, are subject to the Basel III capital rules' specific requirements. Under the Basel III capital rules, the following are the initial minimum capital ratios applicable to HCC and HBC as of January 1, 2015:

  •
  4.5% common equity Tier 1 to risk-weighted assets;

  •
  6.0% Tier 1 capital (common equity Tier 1 plus Additional Tier 1 capital) to risk-weighted assets;

  •
  8.0% total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

  •
  4.0% Tier 1 leverage ratio.

        The Basel III capital rules also introduce a new "capital conservation buffer," for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased-in on January 1, 2019, HCC and HBC will be required to maintain this additional capital conservation buffer of 2.5% of common equity Tier 1, resulting in the following minimum capital ratios:

  •
  4.5% common equity Tier 1 to risk-weighted assets, plus the capital conservation buffer, or a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7%;

  •
  6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer, or a minimum Tier 1 capital ratio of at least 8.5%;

  •
  8.0% total capital to risk-weighted assets, plus the capital conservation buffer, or a minimum total capital ratio of at least 10.5%; and

  •
  4.0% Tier 1 leverage ratio.

        The Basel III capital rules provide for a number of deductions from and adjustments to common equity Tier 1. These include, for example, the requirement that: (i) mortgage servicing rights; (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from common equity Tier 1 to the extent that any one such category exceeds 10% of common equity Tier 1 or all such items, in the aggregate, exceed 15% of common equity Tier 1. Implementation of the deductions and other adjustments to common equity Tier 1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). In addition, HCC and HBC made a one-time election as permitted under the Basel III capital rules to continue the current capital standards under which the effects of accumulated other comprehensive income or loss ("AOCI") items included in shareholders' equity (for example, unrealized gains or losses on securities held in the available-for-sale portfolio) under U.S. GAAP are excluded for the purposes of determining regulatory capital ratios. HCC and HBC made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale securities portfolio.

        With respect to HBC, the Basel III capital rules also revise the "prompt corrective action" regulations pursuant to Section 38 of the FDIA, as discussed below under "Prompt Corrective Action Provisions."

        The capital rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations. The capital rules adopt the same risk weightings for residential mortgages that existed under previous risk-based capital rules.

        Based on existing capital levels at December 31, 2015, HCC and HBC meet all capital adequacy requirements under the Basel III capital rules on a fully phased-in basis.

        For more information on the Company's capital, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation — Capital Resources.

        The appropriate federal banking agency may under certain circumstances reclassify a well capitalized insured depository institution as adequately capitalized. An institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

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

  Consumer Financial Protection

        We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws' respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys' fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

        Dodd-Frank created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution's primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of HBC and enforcement with respect to federal consumer protection laws so long as HBC has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as HBC, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

        The consumer protection provisions of Dodd-Frank and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in Dodd-Frank, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, Dodd-Frank provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. Dodd-Frank does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

  Prompt Corrective Action Provisions

        Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Prior to January 1, 2015, the federal banking agencies had by regulation defined the following five capital categories: (i) "well capitalized" (total risk-based capital ratio of 10%, Tier 1 risk-based capital ratio of 6%, and leverage ratio of 5%); (ii) "adequately capitalized" (total risk-based capital ratio of 8%, Tier 1 risk-based capital ratio of 4%, and leverage ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); (iii) "undercapitalized" (total risk-based capital ratio of less than 8%, Tier 1 risk-based capital ratio of less than 4%, or leverage ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); (iv) "significantly undercapitalized" (total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3%, or leverage ratio less than 3%); and (v) "critically undercapitalized" (tangible equity to total assets less than 2%). As of December 31, 2014 and 2013, both HCC and HBC were deemed to be well capitalized for regulatory capital purposes.

        The Basel III capital rules, as promulgated by the Federal Reserve, revise the current prompt corrective action requirements effective January 1, 2015. Under the new rules, a financial institution will be: (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, common equity Tier 1 capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, common equity Tier 1 capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, common equity Tier 1 capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, common equity Tier 1 capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity (defined as Tier 1 capital plus non-Tier 1 perpetual preferred stock) is equal to or less than 2.0% of average quarterly tangible assets. As of December 31, 2015, both HCC and HBC were deemed to be well capitalized for regulatory purposes.

  Enforcement Authority

        The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution's capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

        If, as a result of an examination the DBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of HBC's operations are unsatisfactory or that HBC or its management is violating or has violated any law or regulation, the DBO and the Federal Reserve, and separately the FDIC as insurer of the HBC's deposits, have residual authority to:

  •
  require affirmative action to correct any conditions resulting from any violation or practice;

  •
  direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude HBC from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

  •
  restrict HBC's growth geographically by products and services or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

  •
  enter into or issue informal or formal enforcement actions, including required board of birectors' resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

  •
  require prior approval of senior executive officer or director changes, remove officers and directors and assess civil monetary penalties; and

  •
  take possession of and close and liquidate HBC or appoint the FDIC as receiver.

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

        HBC is a legal entity that is separate and distinct from its holding company. HCC receives cash through dividends paid by HBC. Future cash dividends by HBC will depend upon management's assessment of future capital requirements, contractual restrictions, and other factors. The ability of the Board of Directors of HBC to declare a cash dividend to HCC is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank's retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where this test is not met, cash dividends may still be paid, with the prior approval of the DBO in an amount not exceeding the greatest of: (i) retained earnings of the bank; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. A California bank may also with the prior approval of the DBO and approval of the bank's shareholders distribute a dividend in connection with a reduction of capital of the bank. If the DBO determines that the shareholders' equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DBO may order the bank not to pay the dividend. Since HBC is a FDIC insured institution, it is also possible, depending upon its financial condition and other factors that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

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

  Stock Redemptions and Repurchases

        It is an essential principle of safety and soundness that a banking organization's redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization's current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the factors discussed previously under "Dividends". The risk-based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization's capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, either through acquisitions or through new activities, also generally must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company's proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company's ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company's outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

        Regulation Y requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10% or more the holding company's consolidated net worth aggregated over the preceding 12-month period.

  Incentive Compensation

        Dodd-Frank requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including HCC and HBC, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have proposed such regulations, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

        The proposed regulations apply to incentive compensation paid to "covered persons" at covered financial institutions, including executive officers, employees, directors and principal shareholders (those who own 10% or more of the institution's shares). The proposed regulations prohibit a covered financial institution from creating or maintaining an incentive-based compensation arrangement that encourages inappropriate risks by providing a covered person either (i) with excessive compensation, or (ii) with incentive-based compensation that could lead to material financial loss to the financial institution. Under the proposed regulations incentive-based compensation is excessive if amounts paid are unreasonable or disproportionate to the services provided by the covered person taking into consideration factors listed in the regulations, including the financial condition of the covered financial institution and practices at comparable institutions. A compensation arrangement would be considered able to lead to material financial loss unless, it: (i) balances risk and financial reward (for example by using deferral of payment); (ii) is compatible with effective controls and risk management; and (iii) is supported by strong corporate governance. Under the proposed regulations covered financial institutions must also maintain policies and procedures governing the award of incentive-based compensation in line with the institution's size, complexity and business activities and the scope and nature of its use of incentive-based compensation.

        The Federal Reserve and FDIC have also issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should: (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

        The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

        Higher interest rates could negatively affect demand for new loans and reduce the ability of borrowers to repay their current loan obligations. The Company's loan portfolio consists of 54% of loans at variable rates and subject to higher interest costs as interest rates increase. The increase in interest rates could lead to increased delinquencies if highly-leveraged customers are unable to pay the higher interest costs and otherwise meet their obligations. These circumstances could not only result in increased loan defaults and charge-offs, but require increases to the allowance for loan losses which may materially and adversely affect our business, results of operations, and financial condition.

        Furthermore, the Board of Governors of the Federal Reserve System in an attempt to help the overall economy has, among other things, kept interest rates low through its targeted Federal funds rate. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

The impact of new capital rules will impose enhanced capital adequacy requirements on us and may materially affect our operations.

        In 2013, the banking regulatory agencies and the Federal Reserve approved a new rule that substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by Dodd-Frank. The final rule includes new minimum risk-based capital and leverage ratios which became effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements to be considered "adequately capitalized" are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0% (which was increased from 4.0%); (iii) a total capital ratio of 8.0%, (which was unchanged from the previous rules); and (iv) a Tier 1 leverage ratio of 4.0%.

        The final rule also established a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios to be considered "adequately capitalized", and when fully effective in 2019, will result in the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began to be phased in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. If an institution does not meet or exceed these minimum capital ratios it will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the "adequately capitalized" ratios plus the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

        The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends or on the repurchase shares if we were unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to restructure our business models or increase our holdings of liquid assets. Implementation of changes in asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers could result in management modifying our business strategy.

The implementation of final rules under the many provisions of Dodd-Frank could adversely affect us.

        Regulation of the financial services industry is undergoing major changes from the enactment and ongoing implementation of Dodd-Frank. Certain provisions of Dodd-Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in FDIC coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of remaining barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Other recent actions to implement the final Dodd-Frank provisions included: (i) final new capital rules; (ii) a final rule to implement the "Volcker Rule" restrictions on certain proprietary trading and investment activities; and (iii) the promulgation of final rules and increased enforcement action by the CFPB. The full implementation of certain final rules is delayed or phased in over several years; therefore, as yet we cannot definitively assess what may be the short or longer term specific or aggregate effect of the full implementation of Dodd-Frank on us.

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

        We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. The value of real estate collateral supporting many construction and land development loans, land loans, commercial loans and multi-family loans may decline. Negative developments in the financial industry and credit markets may adversely impact our business, results of operations and financial condition.

Our allowance for loan losses may not be adequate to cover actual loan losses which could adversely affect our earnings.

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

        In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as non-performing or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral (most of which consists of real estate), and changes in the financial condition of borrowers, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our business, results of operations and financial condition.

        In December 2012, the Financial Accounting Standards Board ("FASB") issued a proposed Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e., all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers'

current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets' remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The allowance for loan losses could potentially increase due to a larger volume of financial assets that fall within the scope of the proposed model, resulting in an adverse impact on net income, volatility in earnings and higher capital requirements. The full effect of the implementation of this new model is unknown until the proposed guidance is finalized.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

        At December 31, 2015, nonperforming loans were 0.47% of the total loan portfolio and nonperforming assets were 0.29% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or losses. A significant increase in the level of nonperforming assets from current levels would increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

        Our earnings and cash flows are highly dependent upon net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.

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

        In response to the recessionary state of the national economy, the housing market and the volatility of financial markets, the Federal Open Market Committee of the Federal Reserve ("FOMC") started a series of decreases in Federal funds target rate with seven decreases in 2008, bringing the target rate to a historically low range of 0% to 0.25% until December 2015. In December 2015, the FMOC increased the Federal funds rate to a range of 0.25% to 0.50%.

        Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities and rates paid on deposits and borrowings. Given our current volume and mix of interest bearing liabilities and interest earning assets, we would expect our interest rate spread (the difference in the rates paid on interest bearing liabilities and the yields earned on interest earning assets) as well as net interest income to increase if interest rates rise and, conversely, to decline if interest rates fall. Additionally, increasing levels of competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Overnight Fed Funds rates) as well as increasing competition may require us to increase rates on deposits at a faster pace than the yield we receive on interest earning assets increases. The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, results of operations and financial condition as our net interest income (including the net interest spread and margin) may be negatively impacted.

        Additionally, a sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline borrowers tend to refinance higher-rate, fixed-rate loans to lower rates, prepaying their existing loans. Under those circumstances we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

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

        Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a downturn in markets in which our loans are concentrated or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Many if not all of these same factors could also significantly raise the cost of deposits to our Company and/or to the banking industry in general. This in turn could negatively affect the amount of interest we pay on our interest-bearing liabilities which could have an adverse impact on our interest rate spread and profitability.

If we lost a significant portion of our low-cost deposits, our liquidity and profitability would be negatively impacted.

        Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2015, 40% of our deposit base was comprised of noninterest bearing deposits.

While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government guaranteed obligations as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, our liquidity and profitability would be negatively impacted.

Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our securities portfolio.

        We may be required to record future impairment charges on our securities if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain securities, the absence of reliable pricing information for securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our securities portfolio and results of opearations in future periods. Significant impairment accounting charges could also negatively impact our regulatory capital ratios.

We depend on cash dividends from our subsidiary bank to pay cash dividends to our shareholders and to meet our cash obligations.

        As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to pay cash dividends on our common and preferred stock and other obligations. Various statutory provisions restrict the amount of dividends HBC can pay to HCC without regulatory approval. See "Item 1 — Business — Supervision and Regulation — Dividends."

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

        We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time which are outside of our control, and our financial performance. We cannot be assured that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

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

The small to medium-sized businesses to which we lend may have fewer financial resources to weather a downturn in the economy which could materially harm our operating results and financial condition.

        We serve the banking and financial services needs of small and medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower's ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of business, results of operations and financial condition.

Our loan portfolio has a large concentration of real estate loans in California which involve risks specific to real estate values.

        A downturn in our real estate markets in California could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial, land development and construction) is a large portion of our loan portfolio. At December 31, 2015, approximately $786.9 million, or 58% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. Included in the $786.9 million of loans secured by real estate were $349.7 million (or 44%) of owner-occupied loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters particular to California. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values including values of land held for development decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

        In addition, banking regulators now give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market, and related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of commercial real estate loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Any increase in our allowance for loan losses would adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact our business, results of operations and financial condition.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

        At December 31, 2015, land and construction loans, including land acquisition and development totaled $84.4 million or 6% of our loan portfolio. This amount was comprised of 16% owner occupied and 84% non-owner occupied construction and land loans. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

        In considering whether to make a loan secured by real property we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral backing a loan may be less than estimated, and if a default occurs we may not recover the outstanding balance of the loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

        At December 31, 2015, commercial loans totaled $556.5 million or 41% of our loan portfolio, (including SBA guaranteed loans and factored receivables). Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower's cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

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

        As part of our general growth strategy we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

New lines of business or new products and services may subject us to additional risks.

        From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to identify and acquire other financial institutions and successfully integrate our acquired businesses, our business and earnings may be negatively affected.

        We plan to continue to grow our business organically. However, from time to time, we may consider potential acquisition opportunities that we believe support our business strategy and may enhance our profitability. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

        Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity's ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our inability to find suitable acquisition candidates and failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

        In addition, we must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state bank-regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti-money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult as a result of the financial crisis, which could affect our future business.

We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

We may experience goodwill impairment.

        If our estimates of segment fair value change due to changes in our businesses or other factors, we may determine that impairment charges on goodwill recorded as a result of acquisitions are necessary. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management's estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the fair value of the Company declines, we may need to recognize goodwill impairment in the future which would have a material adverse effect on our results of operations and capital levels.

Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

        In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value. There is no assurance that the acquired loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

We have a significant deferred tax asset and cannot assure that it will be fully realized.

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2015, we had a net deferred tax asset of $22.2 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

We may be adversely affected by the soundness of other financial institutions.

        Our ability to engage in routine funding transactions could be adversely affected by the actions and liquidity of other financial institutions. Financial institutions are often interconnected as a result of trading, clearing, counterparty, or other business relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Defaults by financial services institutions, even rumors or questions about one or more financial institutions or the financial services industry in general, could lead to market wide liquidity problems and further, could lead to losses or defaults by the Company or other institutions. Many of these transactions expose us to credit risk in the event of default of the applicable counterparty or client. In addition our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our financial condition.

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

        We anticipate intense competition will be continued for the coming year due to the recent consolidation of many financial institutions and more changes in legislature, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. We expect we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the small business segment and the mass-affluent segment, which offers a rich source of deposits as well as more profitable and less risky customer relationships. Further, with the rebound of the equity markets our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

        New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, results of operations and financial condition.

We are subject to extensive government regulation that could limit or restrict our activities which in turn may adversely impact our ability to increase our assets and earnings.

        We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DBO and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our common stock, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank's ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. As a result of the negative financial market and general economic trends, there is a potential for new federal or state laws and regulation regarding lending and funding practices and liquidity standards. Bank regulatory agencies have been and are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business, business, results of operations and financial condition.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

        The Bank Secrecy Act, the USA Patriot Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, results of operations and financial condition.

Loans that we make through certain federal programs are dependent on the federal government's continuation and support of these programs and on our compliance with their requirements.

        We participate in various U.S. government agency guarantee programs, including programs operated by the Small Business Administration. We are responsible for following all applicable U.S. government agency regulations, guidelines and policies whenever we originate loans as part of these guarantee programs. If we fail to follow any applicable regulations, guidelines or policies associated with a particular guarantee program, any loans we originate as part of that program may lose the associated guarantee exposing us to credit risk we would not otherwise be exposed to or underwritten as part of our origination process for U.S. government agency guaranteed loans, or result in our inability to continue originating loans under such programs. The loss of any guarantees for loans we have extended under U.S. government agency guarantee programs or the loss of our ability to participate in such programs could have a material adverse effect on our business, results of operations and financial condition.

Technology is continually changing and we must effectively implement new technologies.

        The financial services industry is undergoing technological changes with frequent introductions of new technology driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner through association with leading technology vendors. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. If we are unable to make such investments, or we are unable to respond to technological changes in a timely manner, our operating costs may increase which could adversely affect our business, results of operations and financial condition.

If our information systems were to experience a system failure, our business and reputation could suffer.

        We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to minimize service disruptions by protecting our computer equipment, systems, and network infrastructure from physical damage due to fire, power loss, telecommunications failure or a similar catastrophic event. We have protective measures in place to prevent or limit the effect of the failure or interruption of our information systems, and will continue to upgrade our security technology and update procedures to help prevent such events. However, if such failures or interruptions were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

        As a financial institution we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, on-line banking, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

        Information pertaining to us and our customers is maintained and transactions are executed on the networks and systems of ours, our customers and certain of our third party partners, such as our online banking or core systems. The secure maintenance and transmission of confidential information as well as execution of transactions over these systems are essential to protect us and our customers against fraud and security breaches and to maintain our customers' confidence. Breaches of information security also may occur, and in infrequent, incidental, cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers' or counterparties' confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions as well as the technology used by our customers to access our systems. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

        More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

We rely on third party service providers.

        We rely on external vendors to provide certain products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service agreements. The failure of external vendors to perform in accordance with the contractual terms of a service agreement because of changes in a vendor's organization structure, financial condition, support for existing products and services or strategic focus or for any other reason could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations.

        Additionally, we outsource our data processing to an external vendor. If this vendor encounters difficulties or if we have difficulty in communicating with the vendor, it will significantly affect our ability to adequately process and account for customer transactions, which would in turn significantly affect our ability to conduct our business operations. Furthermore, a breach of the vendor's technology may also cause reimbursable loss to our consumer and business customers through no fault of our own. Fraud attacks targeting customer-controlled devices, plastic payment card terminals and merchant data collection points provide another source of potential loss, again through no fault of our own. Liability arising from such a security breach or fraud attack could have a material adverse impact on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

        In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our customers and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers' representations that their financial statements conform to U.S. GAAP (or other applicable accounting standards in foreign markets) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition, results of operations, financial reporting or reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

Our controls and procedures may fail or be circumvented.

        Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in accounting standards could materially impact our financial statements.

        From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be difficult to predict and can materially impact how we record and report our financial condition or results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our revising or restating prior period financial statements.

Adverse results from litigation or governmental investigations can impact our business practices and operating results.

        We are currently involved in certain legal proceedings and may from time to time be involved in governmental investigations and inquiries relating to matters that arise in connection with the conduct of our business. While we have not recognized a material accrual liability for lawsuits and claims filed or pending against us to date, the outcome of litigation and other legal and regulatory matters is inherently uncertain and it is possible that the actual results of one or more of such matters currently pending or threatened may be substantially higher than the amounts reserved, or judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.

Our risk management framework may not be effective which could have a material adverse effect on our strategic planning and our mitigation of risks and/or losses as well as have adverse regulatory consequences.

        Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist or develop in the future risks that we have not appropriately anticipated or identified. If our risk management framework is not effective, we could suffer unexpected losses and our business, results of operations and financial condition could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

        In the course of our business, when a borrower defaults on a loan secured by real property, we generally purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of properties when owners have defaulted on loans. While we have guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, manage or occupy and unknown hazardous risks could impact the value of real estate collateral. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and exceed the value of the property. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, business, results of operations and financial condition could be adversely affected.

We are subject to a variety of operational risks, the manifestation of any one of which may adversely affect our business and results of operations.

        We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders and the risk of unauthorized transactions or operational errors by employees, including clerical or record-keeping errors or errors resulting from faulty or disabled computer or telecommunications systems.

        Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. The occurrence of any of these risks could diminish our ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to customers, reputational damage and regulatory intervention, which in turn could materially and adversely affect our business, financial condition and results of operations.

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

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

        Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in California are subject to earthquakes and fires. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such event to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business financial condition and results of operations.

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

        The dividends declared and the accretion on our outstanding Series C Preferred Stock reduce the net income available to common shareholders and our earnings per common share. Our Series C Preferred

Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up. The ownership interest of our existing holders of common stock will be diluted to the extent our Series C Preferred Stock is automatically converted into common stock. The Series C Preferred Stock is convertible into an aggregate of 5,601,000 shares of our common stock upon a transfer of the Series C Preferred Stock to a transferee not affiliated with the holder in a widely dispersed offering. The shares of common stock underlying the Series C Preferred Stock represent approximately 17% of the shares of our common stock outstanding on December 31, 2015.

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

The trading volume in our common stock is less than that of other larger financial services companies.

        Although our common stock is listed for trading on the Nasdaq, its trading volume is generally less than that of other, larger financial services companies, and investors are not assured that a liquid market will exist at any given time for our voting common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace at any given time of willing buyers and sellers of our voting common stock. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our voting common stock, significant sales of our voting common stock, or the expectation of these sales, could cause our stock price to fall.

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

        Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DBO has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power: (i) to vote 25% or more of the voting power of HBC; or (ii) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC.

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

Main Offices

        The main offices of HBC are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2020. The current monthly rent payment is $104,864 with annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In January of 1997, the Company leased approximately 1,255 square feet (referred to as the "Kiosk") located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment is $3,702 with annual increases of 3% until the lease expires on May 31, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In June of 2015, the Company amended its primary lease at 150 Almaden Boulevard in San Jose, California to include 4,484 square feet of expansion space in a five-story Class-B type office building located at 100 W. San Fernando Street, San Jose, California, adjacent to the main offices. The current monthly rent payment is $10,762 with 3% annual increases until the lease expires on May 31, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Branch Offices

        In May of 2006, the Company leased approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,389 until the lease expires on September 30, 2016. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one-story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

        In June of 2008, the Company leased approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $26,773 and is subject to annual increases of 3% until the lease expires on April 30, 2018. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In September of 2010, the Company extended its lease for approximately 4,096 square feet in an one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $16,619 and is subject to annual increases of 3% until the lease expires on October 31, 2017.

        In September of 2012, the Company leased, effective March 1, 2013, approximately 3,172 square feet in an one-story multi-tenant multi-use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $7,452 and is subject to annual increases of 3% until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of four years and another additional period of three years.

        In June of 2013, the Company leased approximately 3,022 square feet on the first floor of a three-story multi-tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $12,025 and is subject to annual increases of 3% until the lease expires on May 31, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In October of 2013, the Company extended its lease for approximately 1,920 square feet in a one story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $6,009 and is subject to annual increases of 3% until the lease expires on November 30, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In April of 2014, the Company leased approximately 3,391 square feet in a multi-tenant commercial center located at 351 Tres Pinos in Hollister, CA. The current monthly rent payment is $4,336 and is subject to annual increases of 3% until the lease expires on June 30, 2019. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In May of 2014, the Company extended its lease for approximately 3,850 square feet on the first floor in a four story multi-tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $13,879 and is subject to 3% annual increases until the lease expires on August 15, 2021. In addition, the Company modified its lease to include 1,461 square feet of expansion space, which Company may take possession of a portion or portions at any time throughout the extended lease period. The current monthly rent for the expansion space is $1,632 and is subject to annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In August of 2014, the Company amended and extended its lease at 18625 Sutter Boulevard in Morgan Hill, California to include approximately 4,716 square feet in a one story multi-tenant office building located. The current monthly rent payment is $6,013 with annual increases of 2% until the lease expires on October 31, 2021. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Bay View Funding Office

        In April 2013, Bay View Funding leased approximately 7,440 square feet of a two-story multi-tenant office building located at 2933 Bunker Hill Lane, Santa Clara, CA 95054. The current monthly rent payment is $17,479 until the lease expires on February 28, 2017. The Company has reserved the right to extend the term of the lease for one additional period of two years.

        For additional information on operating leases and rent expense, refer to Note 7 to the Consolidated Financial Statements following "Item 15 — Exhibits and Financial Statement Schedules."

ITEM 3 — LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 4 — MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Company's common stock is listed on the NASDAQ Global Select Market under the symbol "HTBK."

        The information in the following table for 2015 and 2014 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price
			Dividend Per Share
Quarter	High	Low
Year ended December 31, 2015:
Fourth quarter	$12.25	$10.28	$0.08
Third quarter	$11.83	$9.45	$0.08
Second quarter	$9.75	$8.75	$0.08
First quarter	$9.14	$8.21	$0.08
Year ended December 31, 2014:
Fourth quarter	$8.98	$8.24	$0.05
Third quarter	$8.46	$7.94	$0.05
Second quarter	$8.31	$7.77	$0.04
First quarter	$8.38	$7.81	$0.04

        The closing price of our common stock on February 29, 2016 was $9.33 per share as reported by the NASDAQ Global Select Market.

        As of February 29, 2016, there were approximately 630 holders of record of common stock. There are no other classes of common equity outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2015 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,775,027(1)	$10.62	940,985(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
Consists of 1,163,745 options to acquire shares under the Company's Amended and Restated 2004 Equity Plan and 611,282 options to acquire shares under the Company's 2013 Equity Incentive Plan

(2)
Available under the Company's 2013 Equity Incentive Plan.

Performance Graph

        The following graph compares the stock performance of the Company from December 31, 2010 to February 29, 2016, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

        The following chart compares the stock performance of the Company from December 31, 2010 to February 29, 2016, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	02/29/16
Heritage Commerce Corp*	100	105	155	184	196	266	207
S&P 500*	100	100	113	147	164	163	154
NASDAQ — Total US*	100	98	114	157	179	189	172
NASDAQ Bank Index*	100	88	101	141	145	154	136

*
Source: SNL Financial Bank Information Group — (434) 977-1600

ITEM 6 — SELECTED FINANCIAL DATA

        The following table presents a summary of selected financial information that should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto following "Item 15 — "Exhibits and Financial Statement Schedules."

 SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$78,743	$59,256	$52,786	$52,565	$52,031
Interest expense	2,422	2,153	2,600	4,187	5,875

Net interest income before provision for loan losses	76,321	57,103	50,186	48,378	46,156
Provision (credit) for loan losses	32	(338)	(816)	2,784	4,469

Net interest income after provision for loan losses	76,289	57,441	51,002	45,594	41,687
Noninterest income	8,985	7,746	7,214	8,865	8,422
Noninterest expense	58,673	44,222	40,470	39,061	38,537

Income before income taxes	26,601	20,965	17,746	15,398	11,572
Income tax expense	10,104	7,538	6,206	5,489	201

Net income	16,497	13,427	11,540	9,909	11,371
Dividends and discount accretion on preferred stock	(1,792)	(1,008)	(336)	(1,206)	(2,333)

Net income available to common shareholders	14,705	12,419	11,204	8,703	9,038
Less: undistributed earnings allocated to Series C Preferred Stock	(912)	(1,342)	(1,687)	(1,527)	(1,589)

Distributed and undistributed earnings allocated to common shareholders	$13,793	$11,077	$9,517	$7,176	$7,449

PER COMMON SHARE DATA:
Basic net income(1)	$0.48	$0.42	$0.36	$0.27	$0.28
Diluted net income(2)	$0.48	$0.42	$0.36	$0.27	$0.28
Book value per common share(3)	$7.03	$6.22	$5.84	$5.71	$5.30
Tangible book value per common share(4)	$5.35	$5.60	$5.78	$5.63	$5.20
Pro forma book value per common share assuming Series C
Preferred Stock was converted into common stock(5)	$6.51	$5.74	$5.43	$5.32	$4.98
Pro forma tangible book value per share, assuming Series C
Preferred Stock was converted into common stock(6)	$5.07	$5.23	$5.38	$5.25	$4.90
Dividend payout ratio(7)	65.09%	42.88%	16.60%	N/A	N/A
Weighted average number of shares outstanding — basic	28,567,213	26,390,615	26,338,161	26,303,245	26,266,584
Weighted average number of shares outstanding — diluted	28,786,078	26,526,282	26,386,452	26,329,336	26,270,394
Common shares outstanding at period end	32,113,479	26,503,505	26,350,938	26,322,147	26,295,001
Pro forma common shares outstanding at period end, assuming Series C
Preferred Stock was converted into common stock(8)	37,714,479	32,104,505	31,951,938	31,923,147	31,896,001
BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$494,390	$301,697	$376,021	$419,384	$380,455
Net loans	$1,339,790	$1,070,264	$895,749	$793,286	$743,891
Allowance for loan losses	$18,926	$18,379	$19,164	$19,027	$20,700
Goodwill and other intangible assets	$54,182	$16,320	$1,527	$2,000	$2,491
Total assets	$2,361,579	$1,617,103	$1,491,632	$1,693,312	$1,306,194
Total deposits	$2,062,775	$1,388,386	$1,286,221	$1,479,368	$1,049,428
Subordinated debt	$—	$—	$—	$9,279	$23,702
Short-term borrowings	$3,000	$—	$—	$—	$—
Total shareholders' equity	$245,436	$184,358	$173,396	$169,741	$197,831
SELECTED PERFORMANCE RATIOS:(9)
Return on average assets	0.86%	0.88%	0.81%	0.73%	0.89%
Return on average tangible assets	0.88%	0.88%	0.81%	0.73%	0.89%
Return on average equity	8.04%	7.44%	6.77%	5.75%	6.02%
Return on average tangible equity	9.41%	7.60%	6.84%	5.83%	6.11%
Net interest margin (fully tax equivalent)	4.41%	4.10%	3.84%	3.88%	3.94%
Efficiency ratio, excluding impairment of goodwill	68.78%	68.19%	70.51%	68.24%	70.61%
Average net loans (excludes loans held-for-sale) as a percentage of average deposits	70.82%	74.54%	67.26%	67.98%	75.91%
Average total shareholders' equity as a percentage of average total assets	10.73%	11.85%	11.90%	12.72%	14.82%
SELECTED ASSET QUALITY DATA:(10)
Net (recoveries) charge-offs to average loans	–0.04%	0.05%	–0.11%	0.57%	1.12%
Allowance for loan losses to total loans	1.39%	1.69%	2.09%	2.34%	2.71%
Nonperforming loans to total loans plus nonaccrual loans — loans held-for-sale	0.47%	0.54%	1.29%	2.24%	2.20%
Nonperforming assets	$6,742	$6,551	$12,393	$19,464	$19,142
HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	12.5%	13.9%	15.3%	16.2%	21.9%
Tier 1 risk-based	11.4%	12.6%	14.0%	15.0%	20.6%
Common equity Tier 1 risk-based capital	10.4%	N/A	N/A	N/A	N/A
Leverage	8.6%	10.6%	11.2%	11.5%	15.3%

Notes:

(1)
Represents distributed and undistributed earnings allocated to common shareholders, divided by the average number of shares of common stock outstanding for the respective period. See Note 17 to the consolidated financial statements.

(2)
Represents distributed and undistributed earnings allocated to common shareholders, divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period. See Note 17 to the consolidated financial statements.

(3)
Represents shareholders' equity minus preferred stock divided by the number of shares of common stock outstanding at the end of the period indicated. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(4)
Represents shareholders' equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at the end of period indicated. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(5)
Represents shareholders' equity minus preferred stock divided by the number of shares of common stock outstanding at the end of the period indicated, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(6)
Represents shareholders' equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at the end of period indicated, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(7)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

(8)
Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2015, 2014, 2013, 2012, and 2011.

(9)
Average balances used in this table and throughout this Annual Report are based on daily averages.

(10)
Average loans and total loans exclude loans held for sale.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the "Company" or "HCC"), its wholly-owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), and HBC's wholly-owned subsidiary, BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF") and its subsidiary CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding ("CSNK"). BVF and CSNK are collectively referred to as "Bay View Funding." This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-K refer to Heritage Commerce Corp and its subsidiaries.

        On August 20, 2015, the Company completed the acquisition of Focus Business Bank ("Focus"), which is discussed in more detail below, and in Notes 1, 8, and 9 to the consolidated financial statements.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with the accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those we applied, which might have produced different results that could have had a material effect on the financial statements.

        We have identified the following accounting policies and estimates that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company's financial statements are appropriate. For a further description of our accounting policies, see Note 1 — Summary of Significant Accounting Policies in the financial statements included in this Form 10-K.

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

Loan Sales and Servicing

        The amounts of gains recorded on sales of loans and the initial recording of servicing assets and Interest-only ("I/O") strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made on management's expectations of future prepayment and discount rates as discussed in Notes 1 and 5 to the consolidated financial statements.

Stock Based Compensation

        We grant stock options to purchase our common stock and restricted stock to our employees and directors under the 2013 Equity Incentive Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share-based payments. Our results of operations for fiscal years 2015, 2014, and 2013 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.

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

Business Combinations

        The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. This fair value may differ from the cost basis recorded on the acquired institution's financial statements. Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis. Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired assets. It is possible that these values could be viewed differently through either alternative valuation approaches or if performed by different experts. Management is responsible for determining that the values determined by experts are reasonable. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. See Note 1 — Summary of Significant Accounting Policies, Note 8 — Business Combinations and Note 9 — Goodwill and Other Intangible Assets in the financial statements in this Form 10-K.

Goodwill and Other Intangible Assets

        Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, the valuation of the Company is based on a weighted blend of the income approach and market approach. The income approach estimates the fair value of the Company based on the present value of discounted cash flows from operations. The market approach considers key pricing multiples of similar companies. Management believes the assumptions used in these calculations are consistent with current industry practice for valuing similar types of companies. On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition of Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. At December 31, 2015, goodwill from the Bay View Funding acquisition was $13.0 million, and goodwill from the Focus acquisition was $32.6 million.

        Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007, a core deposit intangible asset arising from the Focus acquisition in August 2015, and a below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset.

        Our accounting policy for goodwill and other intangible assets is disclosed primarily in Notes 1 and 9 to the consolidated financial statements.

Deferred Tax Assets

        Our net deferred income tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Our accounting for deferred tax assets is discussed under the heading "Income Tax Expense" and disclosed primarily in Notes 1 and 12 to the consolidated financial statements.

Segment Reporting

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. The Company's management uses segments results in its operating and strategic planning. The operating segments are Banking and Factoring.

Executive Summary

        This summary is intended to identify the most important matters on which management focuses when it evaluates the financial condition and performance of the Company. When evaluating financial condition and performance management looks at certain key metrics and measures. The Company's evaluation includes comparisons with peer group financial institutions and its own performance objectives established in the internal planning process.

        The primary activity of the Company is commercial banking. The Company's operations are located in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda and Contra Costa. The largest city in this area is San Jose and the Company's market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company's customers are primarily closely held businesses and professionals. Bay View Funding, a subsidiary of HBC, is based in Santa Clara and provides business essential working capital factoring financing to various industries throughout the United States.

Performance Overview

        For the year ended December 31, 2015, net income was $16.5 million, or $0.48 per average diluted common share, compared to $13.4 million, or $0.42 per average diluted common share, for the year ended December 31, 2014, and $11.5 million, or $0.36 per average diluted common share, for the year ended December 31, 2013. The Company's annualized return on average tangible assets was 0.88% and annualized return on average tangible equity was 9.41% for the year ended December 31, 2015, compared to 0.88% and 7.60%, respectively, for the year ended December 31, 2014, and 0.81% and 6.84% for the year ended December 31, 2013.

Bay View Funding Acquisition

        On November 1, 2014, the Company acquired Bay View Funding by purchasing all of the outstanding common stock from the stockholders of Bay View Funding for an aggregate purchase price of $22.52 million. Bay View Funding became a wholly owned subsidiary of HBC. Based in Santa Clara, California, Bay View Funding, provides business essential working capital factoring financing to various industries throughout the United States. Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014. The following table reflects selected financial information for Bay View Funding at December 31, 2015:

	2015	2014
	(Dollars in thousands)
Total factored receivables at December 31,	$40,059	$40,012
Average factored receivables for the year ended December 31,	$42,091	$7,104
Total full time equivalent employees at December 31,	36	36

Focus Business Bank Merger

        On August 20, 2015, the Company completed the merger of HBC with Focus for an aggregate transaction value of $66.6 million. Shareholders of Focus received a fixed exchange ratio at closing of

1.8235 shares of the Company's common stock for each share of Focus common stock. The Company issued 5,456,713 shares of the Company's common stock to Focus shareholders for a total value of $58.3 million based on the Company's closing stock price of $10.68 on August 20, 2015. In addition, the Company paid cash to the Focus holders of in-the-money stock options totaling $8.3 million.

        The Focus acquisition added total assets, at fair value, of approximately $438.8 million, $174.8 million in loans (including loans held-for-sale), at fair value, and $405.1 million in deposits, at fair value, at August 20, 2015. Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015. The one-time pre-tax severance, retention, acquisition and integration costs totaled $6.4 million for the year ended December 31, 2015.

2015 Highlights

        The following are major factors that impacted the Company's results of operations:

  •
  The fully tax equivalent ("FTE") net interest margin increased 31 basis points to 4.41% for the year ended December 31, 2015, compared to 4.10% for the year ended December 31, 2014. The improvement in the net interest margin for the full year of 2015 was primarily due to revenue realized from the higher yielding Bay View Funding factored receivables portfolio, the accretion of the loan purchase discount from the Focus acquisition in loan interest income, and a special dividend paid by the FHLB in the second quarter of 2015, partially offset by the temporary investment of excess liquidity from the Focus acquisition.

  •
  Net interest income increased 34% to $76.3 million for the year ended December 31, 2015, compared to $57.1 million for the year ended December 31, 2014, primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, contributions to revenue from Bay View Funding, the accretion of the loan purchase discount in loan interest income from the Focus transaction, and increases in core deposits.

  •
  There was a $32,000 provision for loan losses for the year ended December 31, 2015, compared to a $338,000 credit provision for loan losses for the year ended December 31, 2014.

  •
  Noninterest income increased to $9.0 million for the year ended December 31, 2015, compared to $7.7 million for the year ended December 31, 2014, primarily due to a $642,000 gain on the sale of securities in the fourth quarter of 2015, and the full year impact of fee income from Bay View Funding.

  •
  Noninterest expense for the year ended December 31, 2015 was $58.7 million, compared to $44.2 million for the year ended December 31, 2014. The increase in noninterest expense for the year ended December 31, 2015, was primarily due to costs related to the integration of Focus, and the additional operating costs of Focus and Bay View Funding. Noninterest expense included total Focus pre tax acquisition and integration costs of $6.4 million for the year ended December 31, 2015. Of the total acquisition and integration costs, salaries and employee benefits (including severance and retention expenses) were $2.9 million, and other expenses related to the Focus acquisition and integration were $3.5 million for the year ended December 31, 2015.

  •
  The efficiency ratio for the year ended December 31, 2015 was 68.78%, compared to 68.19% for the year ended December 31, 2014.

  •
  Income tax expense for the year ended December 31, 2015 was $10.1 million, compared to $7.5 million for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was 38.0%, compared to 36.0% for the year ended December 31, 2014. The increase in the effective tax rate for the year ended December 31, 2015, was primarily due to an increase in taxable income with a limited amount of tax deductions.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Primarily due to the Focus acquisition and internal growth, cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 122% to $729.2 million at December 31, 2015, compared to $328.7 million at December 31, 2014.

  •
  Securities held-to-maturity, at amortized cost, were $109.3 million at December 31, 2015, compared to $95.4 million at December 31, 2014.

  •
  Loans, excluding loans held-for-sale, increased 25% to $1.36 billion at December 31, 2015, from $1.09 billion at December 31, 2014, which included an increase of $113.4 million, or 10%, in the Company's legacy loan portfolio, and $156.7 million from the Focus loan portfolio.

  •
  Classified assets (net of SBA guarantees) were $20.5 million at December 31, 2015, compared to $16.0 million at December 31, 2014. The increase in classified assets at December 31, 2015 from December 31, 2014 was primarily due to the Focus acquisition. At December 31, 2015, $10.6 million of the classified assets were from the Company's legacy loan portfolio, and $9.9 million of the classified assets were from the Focus loan portfolio.

  •
  The allowance for loan losses at December 31, 2015 was $18.9 million, or 1.39% of total loans, representing 296.74% of nonperforming loans. The allowance for loan losses at December 31, 2014 was $18.4 million, or 1.69% of total loans, representing 313.90% of nonperforming loans.

  •
  Nonperforming assets were $6.7 million, or 0.29% of total assets at December 31, 2015, compared to $6.6 million, or 0.41% of total assets at December 31, 2014. At December 31, 2015, $6.0 million of the NPAs were from the Company's legacy loan portfolio, and $734,000 of the NPAs were from the Focus loan portfolio.

  •
  Net loan recoveries were $515,000 for the year ended December 31, 2015, compared to net loan charge-offs of $447,000 for the year ended December 31, 2014.

  •
  Total deposits increased $674.4 million, or 49%, to $2.06 billion at December 31, 2015, compared to $1.39 billion at December 31, 2014, which included an increase of $297.5 million, or 21%, in the Company's legacy deposit portfolio, and $376.9 million from the Focus deposit portfolio.

  •
  The ratio of noncore funding (which consists of time deposits $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 7.93% at December 31, 2015, compared to 12.54% at December 31, 2014.

  •
  The loan to deposit ratio was 65.87% at December 31, 2015, compared to 78.41% at December 31, 2014.

  •
  As of January 1, 2015, along with other community banking organizations, the Company and the Bank became subject to new capital requirements, and certain provisions of the new rules are being phased in through 2019 under the Dodd-Frank Act and Basel III. The Company's consolidated capital ratios exceeded regulatory guidelines and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2015.

			Transitional Minimum Regulatory Requirement Effective January 1, 2015		Well-capitalized by Regulatory Definition Under FDICIA(2) Effective January 1, 2015
	At December 31, 2015			Minimum Regulatory Requirement(1) Effective January 1, 2019
Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce
Total Risk-Based	12.5%	12.6%	8.0%	10.5%	10.0%
Tier 1 Risk-Based	11.4%	11.4%	6.0%	8.5%	8.0%
Common Equity Tier 1 Risk-based	10.4%	11.4%	4.5%	7.0%	6.5%
Leverage	8.6%	8.6%	4.0%	4.0%	5.0%

(1)
Includes 2.5% capital conservation buffer

(2)
Only applies to HBC

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

        Total deposits were $2.06 billion at December 31, 2015, compared to $1.39 billion at December 31, 2014, which included an increase of $297.5 million, or 21%, in the Company's legacy deposit portfolio, and $376.9 million from the Focus deposit portfolio. Deposits (excluding all time deposits and CDARS deposits) increased $686.4 million, or 61%, to $1.81 billion at December 31, 2015, from $1.13 billion at December 31, 2014.

        The Company had $17.8 million in brokered deposits at December 31, 2015, compared to $28.1 million at December 31, 2014. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators increased to $49.1 million at December 31, 2015, compared to $41.5 million at December 31, 2014. Certificates of deposit from the State of California totaled $78.0 million at December 31, 2015, compared to $98.0 million at December 31, 2014. CDARS money market and time deposits increased to $7.6 million at December 31, 2015, compared to $11.2 million at December 31, 2014.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At December 31, 2015, we had $344.1 million in cash and cash equivalents and approximately $445.1 million in available borrowing capacity from various sources including the FHLB, the FRB, and Federal funds facilities with several financial institutions. The Company also had $358.3 million (at fair value) in unpledged securities available at December 31, 2015. Our loan to deposit ratio increased to 65.87% at December 31, 2015, compared to 78.41% at December 31, 2014.

Lending

        Our lending business originates primarily through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, increased $270.2 million, or 25%, to $1.36 billion at December 31, 2015, compared to $1.09 billion at December 31, 2014, which included an increase of $113.4 million, or 10%, in the Company's legacy loan portfolio, and $156.7 million from the Focus loan portfolio. The total loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 41% of the portfolio at December 31, 2015, which included $40.1 million of factored receivables at Bay View Funding. Commercial and residential real estate loans accounted for 46% of the total loan portfolio at December 31, 2015, of which 42% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of the total loan portfolio, and land and construction loans accounted for the remaining 6% of our total loan portfolio at December 31, 2015. C&I line usage was 39% at December 31, 2015, compared to 42% at December 31, 2014.

Net Interest Income

        The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company's total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 34% to $76.3 million for the year ended December 31, 2015, compared to $57.1 million for the year ended December 31, 2014, primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, contributions to interest income from Bay View Funding, the accretion of the loan purchase discount in loan interest income from the Focus transaction, and increases in core deposits.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the year ended December 31, 2015 was $58.7 million, compared to $44.2 million a year ago. The increase in noninterest expense for the year ended December 31, 2015 was primarily due to costs related to the integration of Focus, and the additional operating costs of Focus and Bay View Funding. Noninterest expense included total Focus pre-tax acquisition and integration costs of $6.4 million for year ended December 31, 2015. Of the total acquisition and integration costs, salaries and employee benefits (including severance and retention expenses) were $2.9 million, and other expenses related to the Focus acquisition and integration were $3.5 million for the year ended December 31, 2015.

Capital Management

        As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential strategic activities that it may choose to pursue.

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

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,186,096	$68,259	5.75%	$992,376	$49,207	4.96%	$845,303	$41,570	4.92%
Securities — taxable	246,084	6,707	2.73%	251,077	7,117	2.83%	329,012	8,937	2.72%
Securities — exempt from Federal tax(2)	86,589	3,358	3.88%	79,939	3,115	3.90%	61,636	2,355	3.82%
Federal funds sold and interest-bearing deposits in other financial institutions	239,123	1,594	0.67%	96,534	907	0.94%	93,985	749	0.80%

Total interest earning assets(2)	1,757,892	79,918	4.55%	1,419,926	60,346	4.25%	1,329,936	53,611	4.03%

Cash and due from banks	34,196			25,829			23,510
Premises and equipment, net	7,463			7,343			7,500
Goodwill and other intangible assets	29,780			3,746			1,774
Other assets	83,090			66,428			68,678

Total assets	$1,912,421			$1,523,272			$1,431,398

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$630,198			$463,134			$427,299
Demand, interest-bearing	317,219	585	0.18%	207,359	341	0.16%	172,615	246	0.14%
Savings and money market	433,123	894	0.21%	363,903	671	0.18%	308,510	544	0.18%
Time deposits — under $100	20,631	61	0.30%	20,448	63	0.31%	23,069	80	0.35%
Time deposits — $100 and Over	204,982	658	0.32%	196,118	629	0.32%	194,587	747	0.38%
Time deposits — brokered	25,154	199	0.79%	36,440	319	0.88%	75,968	745	0.98%
CDARS — money market and time deposits	12,078	6	0.05%	15,380	9	0.06%	17,996	7	0.04%

Total interest-bearing deposits	1,013,187	2,403	0.24%	839,648	2,032	0.24%	792,745	2,369	0.30%

Total deposits	1,643,385	2,403	0.15%	1,302,782	2,032	0.16%	1,220,044	2,369	0.19%
Subordinated debt	—	—	—	—	—	—	5,816	229	3.94%
Short-term borrowings	629	19	3.02%	4,003	121	3.02%	129	2	1.55%

Total interest-bearing liabilities	1,013,816	2,422	0.24%	843,651	2,153	0.26%	798,690	2,600	0.33%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,644,014	2,422	0.15%	1,306,785	2,153	0.16%	1,225,989	2,600	0.21%
Other liabilities	63,253			35,973			35,018

Total liabilities	1,707,267			1,342,758			1,261,007
Shareholders' equity	205,154			180,514			170,391

Total liabilities and shareholders' equity	1,912,421			1,523,272			1,431,398
Net interest income(2) / margin		77,496	4.41%		58,193	4.10%		51,011	3.84%
Less tax equivalent adjustment(2)		(1,175)			(1,090)			(825)

Net interest income		$76,321			$57,103			$50,186

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

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$11,197	$7,855	$19,052	$7,280	$357	$7,637
Securities — taxable	(147)	(263)	(410)	(2,194)	374	(1,820)
Securities — exempt from Federal tax(1)	256	(13)	243	711	49	760
Federal funds sold and interest-bearing deposits in other financial institutions	947	(260)	687	24	134	158

Total interest income on interest earning assets(1)	12,253	7,319	19,572	5,821	914	6,735

Expense from the interest-bearing liabilities:
Demand, interest-bearing	212	32	244	65	30	95
Savings and money market	130	93	223	116	11	127
Time deposits — under $100	—	(2)	(2)	(9)	(8)	(17)
Time deposits — $100 and over	30	(1)	29	6	(124)	(118)
Time deposits — brokered	(89)	(31)	(120)	(350)	(76)	(426)
CDARS — money market and time deposits	(2)	(1)	(3)	(2)	4	2
Subordinated debt	—	—	—	(229)	—	(229)
Short-term borrowings	(102)	—	(102)	117	2	119

Total interest expense on interest-bearing liabilities	179	90	269	(286)	(161)	(447)

Net interest income(1)	$12,074	$7,229	19,303	$6,107	$1,075	7,182

Less tax equivalent adjustment(1)			(85)			(265)

Net interest income			$19,218			$6,917

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% federal tax rate.

        Net interest income for the year ended December 31, 2015 increased 34% to $76.3 million, compared to $57.1 million a year ago, primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, contributions to interest income from Bay View Funding, and the accretion of the loan purchase discount in loan interest income from the Focus transaction. Net interest income for the year ended December 31, 2014 increased 14% to $57.1 million, compared to $50.2 million for the year ended December 31, 2013, primarily as a result of growth in the loan portfolio, and two months of interest income from Bay View Funding.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets was 4.41% for 2015, an increase of 31 basis points compared to 4.10% for 2014. The increase year to year is primarily due to revenue from the higher yielding Bay View Funding factored receivables portfolio, the accretion of the loan purchase discount in loan interest income, and a special dividend of $203,000 paid by the FHLB in the second quarter of 2015, partially offset by the temporary investment of excess liquidity from the Focus acquisition. The Company's net interest margin for 2014 increased 26 basis points from 3.84% for 2013, primarily the result of loan growth, two months of revenue from Bay View Funding, higher yields on securities, and a lower cost of funds.

        The yield on the loan portfolio was 5.75% for the year ended December 31, 2015, compared to 4.96% for the year ended December 31, 2014. The increase in the yield on the loan portfolio for the year ended December 31, 2015 reflects the accretion of the loan purchase discount of $1.4 million in loan interest income from the Focus transaction, and the full year impact of the higher yielding Bay View Funding factored receivables portfolio. Excluding the accretion of the loan purchase discount, the yield on the loan portfolio was 5.62% for the year ended December 31, 2015. The remaining balance of the purchase discount on the Focus loan portfolio was $3.9 million at December 31, 2015.

        At December 31, 2015, Federal funds sold and interest-bearing deposits in other financial institutions totaled $320.0 million. Average Federal funds sold and interest-bearing deposits in other financial institutions were $228.3 million for the year ended December 31, 2015, compared to $86.1 million for the year ended December 31, 2014, and $83.2 million for the year ended December 31, 2013.

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

        The provision for loan losses for the year ended December 31, 2015 was $32,000, compared to a $338,000 credit to the provision for loan losses for the year ended December 31, 2014. The allowance for loan losses related to the commercial portfolio decreased $439,000 at December 31, 2015 from December 31, 2014, as a result of a credit to the provision for loan losses of $789,000 related to the commercial loan portfolio, and net recoveries of $350,000. The decrease in the allowance for loan losses was primarily due to a decline in the Company's legacy problem loans. The allowance for loan losses related to the real estate portfolio increased $1.0 million at December 31, 2015 from December 31, 2014, as a result of a provision for loan losses of $862,000 and net recoveries of $144,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding.

        The allowance for loan losses totaled $18.9 million, or 1.39% of total loans at December 31, 2015, compared to $18.4 million, or 1.69% of total loans at December 31, 2014, and $19.2 million, or 2.09% of total loans at December 31, 2013. The allowance for loan losses to total loans decreased at December 31, 2015, compared to December 31, 2014, primarily due to the impact of the Focus loan portfolio, which was marked to fair value on the acquisition date. Excluding the $141.6 million (at fair value) Focus loan portfolio at December 31, 2015, the allowance for loan losses was 1.55% of total loans. The allowance for loan losses decreased at December 31, 2014, compared to December 31, 2013, primarily due to increasing loan balances with no default histories, coupled with the decrease in nonperforming assets, improving the quality of the loan portfolio overall. Net recoveries totaled $515,000 for the year ended December 31, 2015, compared to net charge-offss of $447,000 for the year ended December 31, 2014, and net recoveries of $953,000 for the year ended December 31, 2013. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses."

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income:

	Year Ended December 31,			Increase (decrease) 2015 versus 2014		Increase (decrease) 2014 versus 2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,803	$2,519	$2,457	$284	11%	$62	3%
Increase in cash surrender value of life insurance	1,697	1,600	1,654	97	6%	(54)	–3%
Servicing income	1,143	1,296	1,446	(153)	–12%	(150)	–10%
Gain on sales of SBA loans	843	971	449	(128)	–13%	522	116%
Gain on sales of securities	642	97	38	545	562%	59	155%
Other	1,857	1,263	1,170	594	47%	93	8%

Total	$8,985	$7,746	$7,214	$1,239	16%	$532	7%

        The increase in noninterest income for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to a $642,000 gain on the sale of securities in the fourth quarter of 2015, and the full year impact of fee income from Bay View Funding. The increase in noninterest income for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily due to a higher gain on sales of SBA loans.

        The Company received gross proceeds of $71.8 million on investment securities available-for-sale it sold during the fourth quarter of 2015 with a book value totaling $71.2 million, resulting in a gain on sale of securities of $637,000. There was also a $5,000 gain on a bond that was called in the fourth quarter of 2015 included in gain on sale of securities. The Company sold $108.6 million of investment securities available-for-sale for a net gain of $97,000 during the year ended December 31, 2014, compared to a $38,000 gain during the year ended December 31, 2013.

        A portion of the Company's noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2015, SBA loan sales resulted in a $843,000 gain, compared to a $971,000 gain on sales of SBA loans in 2014, and a $449,000 gain on sales of SBA loans in 2013. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.11% after tax yield on the policies. To realize this tax advantaged yield the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense:

	Year Ended December 31,			Increase (decrease) 2015 versus 2014		Increase (decrease) 2014 versus 2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$35,146	$26,250	$23,450	$8,896	34%	$2,800	12%
Occupancy and equipment	4,300	4,053	4,043	247	6%	10	0%
Acquisition and integration related costs(1)	3,546	895	—	2,651	296%	895	N/A
Professional fees	1,828	1,891	2,588	(63)	–3%	(697)	–27%
Data processing	1,371	969	1,078	402	41%	(109)	–10%
Software subscriptions	1,214	999	1,289	215	22%	(290)	–22%
Insurance expense	1,127	1,126	1,032	1	0%	94	9%
FDIC deposit insurance premiums	1,092	892	894	200	22%	(2)	0%
Correspondent bank charges	1,021	760	684	261	34%	76	11%
Amortization on intangible assets	1,043	510	473	533	105%	37	8%
Foreclosed assets	(94)	53	(251)	(147)	–277%	304	121%
Other	7,079	5,824	5,190	1,255	22%	634	12%

Total	$58,673	$44,222	$40,470	$14,451	33%	$3,752	9%

(1)
Does not include one-time pre-tax severance and retention cost of $2.9 million, which is included in salaries and employee benefits for the year ended December 31, 2015.

        The following table indicates the percentage of noninterest expense in each category:

	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$35,146	61%	$26,250	59%	$23,450	58%
Occupancy and equipment	4,300	7%	4,053	9%	4,043	10%
Acquisition and integration related costs(1)	3,546	6%	895	2%	—	0%
Professional fees	1,828	3%	1,891	4%	2,588	6%
Data processing	1,371	2%	969	2%	1,078	3%
Software subscriptions	1,214	2%	999	2%	1,289	3%
Insurance expense	1,127	2%	1,126	3%	1,032	3%
FDIC deposit insurance premiums	1,092	2%	892	2%	894	2%
Correspondent bank charges	1,021	2%	760	2%	684	2%
Amortization on intangible assets	1,043	1%	510	1%	473	1%
Foreclosed assets	(94)	0%	53	0%	(251)	–1%
Other	7,079	12%	5,824	14%	5,190	13%

Total	$58,673	100%	$44,222	100%	$40,470	100%

(1)
Does not include one-time pre-tax severance and retention cost of $2.9 million, which is included in salaries and employee benefits for the year ended December 31, 2015.

        Noninterest expense for the year ended December 31, 2015 increased 33% to $58.7 million, compared to $44.2 million for the year ended December 31, 2014. The increase from year to year was primarily due to costs related to the integration of Focus, and the additional operating costs of Focus and Bay View

Funding. Noninterest expense included total Focus pre tax acquisition and integration costs of $6.4 million for the year ended December 31, 2015. Of the total acquisition and integration costs, salaries and employee benefits (including severance and retention expenses) were $2.9 million, and other expenses related to the Focus acquisition and integration were $3.5 million for the year ended December 31, 2015. Full-time equivalent employees were 260, 242, and 193 at December 31, 2015, 2014, and 2013, respectively.

        Noninterest expense for the year ended December 31, 2014 increased 9% to $44.2 million, compared to $40.5 million for the year ended December 31, 2013. The increase from year to year was primarily due to increased salaries and employee benefits expense. The increase in noninterest expense for the year ended December 31, 2014 was primarily due to two months of operating expenses incurred by Bay View Funding, one-time costs related to the Bay View Funding acquisition, and higher salaries and employee benefits costs, which were partially offset by lower professional fees, software subscriptions, and data processing expense.

Income Tax Expense

        The Company computes its provision for income taxes on a monthly basis. The effective tax rate is determined by applying the Company's statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to increases in the cash surrender value of life insurance policies, interest on tax-exempt securities, certain expenses that are not allowed as tax deductions, and tax credits.

        The Company's Federal and state income tax expense in 2015 was $10.1 million, compared to $7.5 million in 2014, and $6.2 million in 2013. The following table shows the effective income tax rates for the dates indicated:

	For the Year Ended December 31,
	2015	2014	2013
Effective income tax rate	38.0%	36.0%	35.0%

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

        The Company had the net deferred tax assets of $22.2 million and $18.5 million at December 31, 2015, and December 31, 2014, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2015 and December 31, 2014 will be fully realized in future years.

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

	For the Twelve Months Ended Deember 31, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$66,306	$12,437	$78,743
Intersegment interest allocations	1,087	(1,087)	—
Total interest expense	2,422	—	2,422

Net interest income	64,971	11,350	76,321
Provision (credit) for loan losses	(156)	188	32

Net interest income after provision	65,127	11,162	76,289
Noninterest income	8,234	751	8,985
Noninterest expense	51,438	7,235	58,673
Intersegment expense allocations	386	(386)	—

Income before income taxes	22,309	4,292	26,601
Income tax expense	8,301	1,803	10,104

Net income	$14,008	$2,489	$16,497

Total assets	$2,306,543	$55,036	$2,361,579
Loans, net of deferred fees	$1,318,657	$40,059	$1,358,716
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations.

	For the Twelve Months Ended Deember 31, 2014
	Banking(1)	Factoring(2)	Consolidated
	(Dollars in thousands)
Interest income	$57,178	$2,078	$59,256
Intersegment interest allocations	31	(31)	—
Total interest expense	2,033	120	2,153

Net interest income	55,176	1,927	57,103
Provision (credit) for loan losses	(338)	—	(338)

Net interest income after provision	55,514	1,927	57,441
Noninterest income	7,662	84	7,746
Noninterest expense	43,132	1,090	44,222

Income before income taxes	20,044	921	20,965
Income tax expense	7,151	387	7,538

Net income	$12,893	$534	$13,427

Total assets	$1,561,911	$55,192	$1,617,103
Loans, net of deferred fees	$1,048,631	$40,012	$1,088,643
Goodwill	$—	$13,044	$13,044

(1)
Includes the holding company's results of operations.

(2)
Includes two months of Bay View Funding's results of operations.

        Banking.    For the twelve months ended December 31, 2015, our banking segment's net income increased to $14.0 million, compared with $12.9 million for the twelve months ended December 31, 2014. Net interest income increased to $65.0 million for the twelve months ended December 31, 2015, compared to $55.2 million for the twelve months ended December 31, 2014. The increase in net interest income for the twelve months ended December 31, 2015, compared to the comparable periods in 2014, was primarily as a result of the Focus acquisition and organic growth in the loan portfolio and core deposits. For the twelve months ended December 31, 2015, noninterest expense was $51.4 million, compared to $43.1 million for the twelve months ended December 31, 2014. The increase in noninterest expense for the twelve months ended December 31, 2015, was primarily due to one-time costs related to the Focus transaction, and the additional operating costs of Focus. For the twelve months ended December 31, 2015, the credit provision for loan losses was $156,000, compared with a credit for loan losses of $338,000, for the twelve months ended December 31, 2014.

        Factoring.    Bay View Funding's primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction, Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good or service and the incurrence of operating costs required to provide for such good or service. The average life of the factored receivables is 33 days. The balance of the purchased receivables as of December 31, 2015 and 2014 was $40.1 million and $40.0 million, respectively. Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014. For the twleve months ended December 31, 2015, Bay View Funding provided net interest income of $11.3 million, noninterest income of $751,000, and $2.5 million of the Company's net income. For the twelve months ended December 31, 2014, two months of Bay View Funding's results of operations provided net interest income of $1.9 million, noninterest income of $84,000, and $534,000 of the Company's net income.

Financial Condition

        As of December 31, 2015, total assets were $2.36 billion, an increase of 46% compared to $1.62 billion at December 31, 2014. The investment securities available-for-sale portfolio totaled $385.1 million at December 31, 2015, an increase of 87% from $206.3 million at December 31, 2014. In addition, securities held-to-maturity totaled $109.3 million at December 31, 2015, compared to $95.4 million at December 31, 2014. The total loan portfolio, excluding loans held-for-sale, was $1.36 billion, an increase of 25% from $1.09 billion at year-end 2014, which included an increase of $113.4 million, or 10%, in the Company's legacy loan portfolio, and $141.6 million from the Focus loan portfolio.

        Total deposits increased $674.4 million, or 49%, to $2.06 billion at December 31, 2015, compared to $1.39 billion at December 31, 2014, which included an increase of $297.5 million, or 21%, in the Company's legacy deposit portfolio, and $376.9 million from the Focus deposit portfolio. Deposits (excluding all time deposits and CDARS deposits) increased $686.4 million, or 61%, to $1.81 billion at December 31, 2015, from $1.13 billion at December 31, 2014.

Securities Portfolio

        The following table reflects the balances for each category of securities at year-end:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$324,230	$154,172	$207,644
U.S. Treasury	30,003	—	—
Trust preferred securities	15,132	15,300	20,410
U.S. Government sponsored entities	9,041	—	—
Corporate bonds	6,673	36,863	52,046

Total	$385,079	$206,335	$280,100

Securities held-to-maturity (at amortized cost):
Municipals — Tax Exempt	$93,518	$79,882	$79,989
Agency mortgage-backed securities	15,793	15,480	15,932

	$109,311	$95,362	$95,921

        The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2015:

	Weighted Average Life
	Within One Year or Less		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$129,882	2.47%	$190,326	2.33%	$4,022	2.65%	$324,230	2.39%
U.S. Treasury	—	—	30,003	1.15%	—	—	—	—	30,003	1.15%
Trust preferred securities	—	—	—	—	—	—	15,132	5.95%	15,132	5.95%
U.S. Government sponsored entities	1,996	0.66%	2,984	0.99%	4,061	2.04%	—	—	9,041	1.39%
Corporate bonds	—	—	6,673	2.87%	—	—	—	—	6,673	2.87%

Total	$1,996	0.66%	$169,542	2.23%	$194,387	2.32%	$19,154	5.26%	$385,079	2.42%

Securities held-to-maturity (at amortized cost):
Municipals — Tax Exempt(1)	$2,733	3.69%	$20,816	3.65%	$42,703	4.00%	$27,266	3.80%	$93,518	3.85%
Agency mortgage-backed securities	—	—	5,579	2.47%	—	—	10,214	3.27%	15,793	2.99%

Total	$2,733	3.69%	$26,395	3.40%	$42,703	4.00%	$37,480	3.65%	$109,311	3.73%

(1)
Reflects tax equivalent yield based on a 35% Federal tax rate.

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

        The investment securities available-for-sale portfolio totaled $385.1 million at December 31, 2015, compared to $206.3 million at December 31, 2014. At December 31, 2015, the Company's securities available-for-sale portfolio was comprised of $324.3 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $30.0 million U.S. Treasuries, $15.1 million of single entity issue trust preferred securities, $9.0 million of U.S. Government agency securities, and $6.7 million of corporate bonds. The pre-tax unrealized gain on securities available-for-sale at December 31, 2015 was $501,000, compared to a pre-tax unrealized gain on securities available-for-sale of $4.8 million at December 31, 2014, and a pre-tax unrealized loss on securities available-for-sale of ($2.4) million at December 31, 2013.

        During the fourth quarter of 2015, the Company repositioned a portion of its securities portfolio. The Company received gross proceeds of $71.8 million on investment securities available-for-sale it sold during the fourth quarter of 2015 with a book value totaling $71.2 million, resulting in a gain on sale of securities of $637,000. There was also a $5,000 gain on a bond that was called in the fourth quarter of 2015 included in gain on sale of securities. The investment securities sold during the fourth quarter of 2015 consisted of $29.4 million of corporate bonds,$8.3 million of tax-exempt municipal bonds, $11.3 million of collateralized mortgage obligations, $18.2 million of mortgage-backed securities, and $4.0 million of U.S. Treasuries.

        During the year ended December 31, 2015, the Company purchased $232.6 million of investment securities available-for-sale, with a weighted average book yield of 1.95%. The investment securities purchased during 2015 consisted of $202.6 million of mortgage-backed securities with a weighted average book yield of 1.99%, and $30.0 million of U.S. Treasuries with a weighted average book yield of 1.15%. The mortgage-backed securities purchased during the year ended December 31, 2015 consisted of $82.9 million of Federal National Mortgage Association ("FNMA") securities, $69.9 million of Government National Mortgage Association ("GNMA") securities, and $49.8 million of Federal Home Loan Mortgage Corporation ("FHLMC") securities, with an average book yield of 1.99%, 1.90%, and 1.99%, respectively.

        At December 31, 2015, investment securities held-to-maturity totaled $109.3 million, compared to $95.4 million at December 31, 2014. At December 31, 2015, the Company's securities held-to-maturity portfolio, at amortized cost, was comprised of $93.5 million tax-exempt municipal bonds, and $15.8 million agency mortgage-backed securities.

        During the year ended December 31, 2015, the Company purchased $9.5 million of investment securities held-to-maturity, with a weighted average book yield of 3.64%. The investment securities purchased during 2015 consisted of $3.2 million of mortgage-backed securities with a weighted average book yield of 2.60%, and $6.3 million of U.S. Treasuries with a weighted average book yield of 4.18%.

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

        Gross loans, excluding loans held-for-sale, represented 58% of total assets at December 31, 2015, as compared to 67% of total assets at December 31, 2014. The ratio of loans to deposits decreased to 65.87% at December 31, 2015 from 78.41% December 31, 2014.

        The Loan Distribution table that follows sets forth the Company's gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

Loan Distribution

	December 31,
	2015	% to Total	2014	% to Total	2013	% to Total	2012	% to Total	2011	% to Total
	(Dollars in thousands)
Commercial	$556,522	41%	$462,403	43%	$393,074	43%	$375,469	46%	$366,590	48%
Real estate:
Commercial and residential	625,665	46%	478,335	44%	423,288	46%	354,934	44%	311,479	41%
Land and construction	84,428	6%	67,980	6%	31,443	3%	22,352	3%	23,016	3%
Home equity	76,833	6%	61,644	6%	51,815	6%	43,865	5%	52,017	7%
Consumer	16,010	1%	18,867	1%	15,677	2%	15,714	2%	11,166	1%

Loans	1,359,458	100%	1,089,229	100%	915,297	100%	812,334	100%	764,268	100%
Deferred loan (fees) costs, net	(742)	—	(586)	—	(384)	—	(21)	—	323	—

Loans, including deferred fees and costs	1,358,716	100%	1,088,643	100%	914,913	100%	812,313	100%	764,591	100%

Allowance for loan losses	(18,926)		(18,379)		(19,164)		(19,027)		(20,700)

Loans, net	$1,339,790		$1,070,264		$895,749		$793,286		$743,891

        The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 58% of its gross loans were secured by real property as of December 31, 2015, compared to 56% as of December 31, 2014. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2015, loans were sold resulting in a gain on sales of SBA loans of $843,000, compared to a gain on sales of SBA loans of $971,000 for 2014, and $449,000 for 2013.

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

        As of December 31, 2015, commercial and residential real estate loans of $625.7 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The commercial and residential real estate loans at December 31, 2015 consist of $264.9 million, or 42% of commercial owner occupied properties, $360.8 million, or 58%, of commercial investment properties. Properties securing the commercial and residential real estate loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $16.4 million to $84.4 million at December 31, 2015, from $68.0 million at December 31, 2014, primarily as a result of strong housing demand within the Company's lending area.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $39.8 million and $66.3 million at December 31, 2015, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale), as of December 31, 2015. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street

Journal. As of December 31, 2015, approximately 54% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$465,595	$78,339	$12,588	$556,522
Real estate:
Commercial and residential	71,334	268,876	285,455	625,665
Land and construction	84,180	248	—	84,428
Home equity	72,273	1,361	3,199	76,833
Consumer	14,793	1,124	93	16,010

Loans	$708,175	$349,948	$301,335	$1,359,458

Loans with variable interest rates	$646,457	$80,616	$6,251	$733,324
Loans with fixed interest rates	61,718	269,332	295,084	626,134

Loans	$708,175	$349,948	$301,335	$1,359,458

Loan Servicing

        As of December 31, 2015, 2014, and 2013 there were $175.5 million, $130.6million, and $135.5 million, respectively, of SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2015	2014	2013
	(Dollars in thousands)
Beginning of year balance	$565	$525	$709
Additions	2,126	319	106
Amortization	(482)	(279)	(290)

End of year balance	$2,209	$565	$525

        Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. The increase in loan servicing rights for the year ended December 31, 2015, compared to the prior year, was primarily due to the Focus acquisition of $1.9 million in serviced SBA loans at fair value. There was no valuation allowance as of December 31, 2015 and 2014, as the fair market value of the assets was greater than the carrying value.

        I/O strip receivables relate to the excess servicing assets on loans sold prior to 2009. Activity for the I/O strip receivable was as follows:

	2015	2014	2013
	(Dollars in thousands)
Beginning of year balance	$1,481	$1,647	$1,786
Unrealized holding loss	(114)	(166)	(139)

End of year balance	$1,367	$1,481	$1,647

        Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2015, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$1,367
Prepayment speed assumption (annual rate)	7.4%
Impact on fair value of 10% adverse change in prepayment speed (CPR 8.2%)	$(29)
Impact on fair value of 20% adverse change in prepayment speed (CPR 8.9%)	$(58)
Residual cash flow discount rate assumption (annual)	12.5%
Impact on fair value of 1% adverse change in discount rate (13.8% discount rate)	$(44)
Impact on fair value of 2% adverse change in discount rate (15.0% discount rate)	$(86)

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans — held-for-sale	$—	$—	$—	$—	$186
Nonaccrual loans — held-for-investment	4,716	5,855	11,326	17,335	14,353
Restructured and loans 90 days past due and still accruing	1,662	—	492	859	2,291

Total nonperforming loans	6,378	5,855	11,818	18,194	16,830
Foreclosed assets	364	696	575	1,270	2,312

Total nonperforming assets	$6,742	$6,551	$12,393	$19,464	$19,142

Nonperforming assets as a percentage of loans plus nonaccrual loans held-for-sale plus foreclosed assets	0.50%	0.60%	1.35%	2.39%	2.50%
Nonperforming assets as a percentage of total assets	0.29%	0.41%	0.83%	1.15%	1.47%

        The following table presents nonperforming loans by class at year end:

	2015			2014
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$724	$1,378	$2,102	$2,534	$—	$2,534
Real estate:
Commercial and residential	2,992	—	2,992	1,651	—	1,651
Land and construction	219	—	219	1,320	—	1,320
Home equity	777	284	1,061	344	—	344
Consumer	4	—	4	6	—	6

Total	$4,716	$1,662	$6,378	$5,855	$—	$5,855

        Nonperforming assets were $6.7 million, or 0.29% of total assets, at December 31, 2015, compared to $6.6 million, or 0.41% of total assets, at December 31, 2014. At December 31, 2015, $6.0 million of the NPAs were in the Company's legacy loan portfolio, and $734,000 of the NPAs were in the Focus loan portfolio. Included in total nonperforming assets were foreclosed assets of $364,000 at December 31, 2015, compared to $696,000 at December 31, 2014.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	December 31, 2015			December 31, 2014
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$547,536	$8,986	$556,522	$455,767	$6,636	$462,403
Real estate:
Commercial and residential	617,865	7,800	625,665	472,061	6,274	478,335
Land and construction	84,209	219	84,428	66,660	1,320	67,980
Home equity	75,511	1,322	76,833	60,736	908	61,644
Consumer	15,705	305	16,010	18,518	349	18,867

Total	$1,340,826	$18,632	$1,359,458	$1,073,742	$15,487	$1,089,229

*
Classified loans in the table above include SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	For the Year Ended December 31, 2015
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2015	$167	$916	$1,083
Principal repayments	(18)	(912)	(930)

Balance at December 31, 2015	$149	$4	$153

	For the Year Ended December 31, 2014
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2014	$492	$3,230	$3,722
Principal repayments	(462)	(2,147)	(2,609)
Net charge-offs	(30)	—	(30)
Change in TDR classification	167	(167)	—

Balance at December 31, 2014	$167	$916	$1,083

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

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $20.5 million at December 31, 2015 and $16.0 million at December 31, 2014. There were no loans held-for-sale included in classified assets at December 31, 2015 and December 31, 2014. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the California Department of Business Oversight — Department of Financial Institutions also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$18,379	$19,164	$19,027	$20,700	$25,204
Charge-offs:
Commercial	(527)	(815)	(1,676)	(3,935)	(7,559)
Real estate:
Commercial and residential	(2)	—	(173)	(1,362)	(1,599)
Land and construction	—	—	(1)	(133)	(1,757)
Home equity		(87)	(102)	(33)	—
Consumer	(9)	(25)	—	—	(8)

Total charge-offs	(538)	(927)	(1,952)	(5,463)	(10,923)
Recoveries:
Commercial	877	418	2,621	776	678
Real estate:
Commercial and residential	9	35	274	230	381
Land and construction	127	26	—	—	879
Home equity	10	1	9	—	9
Consumer	30	—	1	—	3

Total recoveries	1,053	480	2,905	1,006	1,950

Net recoveries (charge-offs)	515	(447)	953	(4,457)	(8,973)
Provision (credit) for loan losses	32	(338)	(816)	2,784	4,469

Balance, end of year	$18,926	$18,379	$19,164	$19,027	$20,700

RATIOS:
Net charge-offs (recoveries) to average loans*	–0.04%	0.05%	–0.11%	0.57%	1.12%
Allowance for loan losses to total loans*	1.39%	1.69%	2.09%	2.34%	2.71%
Allowance for loan losses to nonperforming loans, excluding nonaccrual loans held-for-sale	296.74%	313.90%	162.16%	104.58%	124.37%

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

	December 31,
	2015		2014		2013		2012		2011
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$10,748	41%	$11,187	43%	$12,533	43%	$12,866	46%	$13,215	48%
Real estate:
Commercial and residential	4,980	46%	4,707	44%	4,922	46%	4,609	44%	6,203	41%
Land and construction	1,504	6%	1,048	6%	356	3%	399	3%	594	3%
Home equity	1,592	6%	1,315	6%	1,270	6%	1,026	5%	541	7%
Consumer	102	1%	122	1%	83	2%	127	2%	147	1%

Total	$18,926	100%	$18,379	100%	$19,164	100%	$19,027	100%	$20,700	100%

        The allowance for loan losses totaled $18.9 million, or 1.39% of total loans at December 31, 2015, compared to $18.4 million, or 1.69% of total loans at December 31, 2014. The allowance for loan losses to total loans decreased at December 31, 2015, compared to December 31, 2014, primarily due to the Focus loan portfolio, which was marked to fair market value on the acquisition date, and an increase in the Company's legacy loan balances with no default histories, coupled with the decrease in the Company's legacy nonperforming assets, improving the quality of the loan portfolio overall. The allowance for loan losses to total nonperforming loans decreased to 296.74% at December 31, 2015, compared to 313.90% at December 31, 2014. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $515,000, or –0.04% of average loans, for the year ended December 31, 2015, compared to net charge-offs of $447,000, or 0.05% of average loans, for the year ended December 31, 2014.

        The allowance for loan losses related to the commercial portfolio decreased $439,000 at December 31, 2015 from December 31, 2014, as a result of a credit to the provision for loan losses of $789,000 related to the commercial loan portfolio, and net recoveries of $350,000. The decrease in the allowance for loan losses was primarily due to a decline in the Company's legacy problem loans. The allowance for loan losses related to the real estate portfolio increased $1.0 million at December 31, 2015 from December 31, 2014, as a result of a provision for loan losses of $862,000 and net recoveries of $144,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding.

Goodwill and Other Intangible Assets

        On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at December 31, 2015 was $45.6 million, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

        Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value ("Step Zero"). If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, than a quantitative two-step impairment test is required. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

        The Company completed its annual impairment analysis on the goodwill from the Bay View Funding acquisition as of November 30, 2015 with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the Company's equity exceeded its reported book value of equity at November 30, 2015. As such, no impairment was indicated and no further testing was required.

        Other intangible assets were $8.5 million at December 31, 2015, compared to $3.3 million at December 31, 2014. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $621,000 at December 31, 2015 and $1.1 million at December 31, 2014, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $6.0 million at December 31, 2015, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014 were $1.9 million at December 31, 2015 and $2.2 million at December 31, 2014, net of accumulated amortization.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$821,405	40%	$517,662	37%	$431,085	34%
Demand, interest-bearing	496,278	24%	225,821	16%	195,451	15%
Savings and money market	496,843	24%	384,644	28%	347,052	27%
Time deposits — under $250	62,026	3%	57,443	4%	58,655	5%
Time deposits — $250 and over	160,815	8%	163,452	12%	157,996	12%
Time deposits — brokered	17,825	1%	28,116	2%	55,524	4%
CDARS — money market and time deposits	7,583	0%	11,248	1%	40,458	3%

Total deposits	$2,062,775	100%	$1,388,386	100%	$1,286,221	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company is not dependent upon funds from sources outside the United States of America. Public funds were 4% of deposits at December 31, 2015 and 7% at December 31, 2014.

        Deposits totaled $2.06 billion at December 31, 2015, compared to $1.39 billion at December 31, 2014, which included an increase of $297.5 million, or 21%, in the Company's legacy deposit portfolio, and $376.9 million from the Focus deposit portfolio. Noninterest-bearing deposits increased 59% to $821.4 million at December 31, 2015, from $517.7 million, at December 31, 2014. Interest-bearing demand deposits increased 120% to $496.3 million at December 31, 2015, from $225.8 million at December 31, 2014. Savings and money market deposits increased 29% to $496.8 million at December 31, 2014, from $384.6 million at December 31, 2014. At December 31, 2015, brokered deposits decreased 37% to $17.8 million, from $28.1 million at December 31, 2014. CDARS money market and time deposits decreased to $7.6 million at December 31, 2015, from $11.2 million at December 31, 2014. Deposits (excluding all time deposits and CDARS deposits), increased $686.4 million, or 61%, to $1.81 billion at December 31, 2015, from $1.13 billion at December 31, 2014.

        At December 31, 2015, the Company had $93.0 million (at fair value) of securities pledged for $78.0 million in certificates of deposits from the State of California. At December 31, 2014, the Company had $109.8 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $3.4 million of money market accounts and $4.2 million of time deposits at December 31, 2015. CDARS deposits were comprised of $4.0 million of money market accounts and $7.2 million of time deposits at December 31, 2014.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $250,000 and over, and all CDARS time deposits and brokered deposits as of December 31, 2015:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$104,256	57%
Over three months through six months	39,751	22%
Over six months through twelve months	32,168	18%
Over twelve months	6,660	4%

Total	$182,835	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2015	2014	2013
Return on average assets	0.86%	0.88%	0.81%
Return on average tangible assets	0.88%	0.88%	0.81%
Return on average equity	8.04%	7.44%	6.77%
Return on average tangible equity	9.41%	7.60%	6.84%
Average equity to average assets ratio	10.73%	11.85%	11.90%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company's consolidated balance sheets. Total unused commitments to extend credit were $573.7 million at December 31, 2015, as compared to $439.3 million at December 31, 2014. Unused commitments represented 42% and 40% of outstanding gross loans at December 31, 2015 and 2014, respectively.

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

        The following table presents the Company's commitments to extend credit for the periods indicated:

	December 31, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$16,917	$539,897	$8,164	$415,146
Standby letters of credit	3,402	13,458	3,235	12,783

	$20,319	$553,355	$11,399	$427,929

Contractual Obligations

        The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2015, are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits(1)	$2,051,677	$10,873	$225	$—	$2,062,775
Operating leases	3,434	4,855	2,954	232	11,475
Other short-term borrowings	3,000	—	—	—	3,000
Other long-term liabilities(2)	919	2,962	3,220	38,196	45,297

Total contractual obligations	$2,059,030	$18,690	$6,399	$38,428	$2,122,547

(1)
Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

(2)
Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information is provided in Note 14 to the consolidated financial statements.

        In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest-bearing deposit accounts and debt obligations, payments for quarterly income tax estimates and contributions to certain employee benefit plans.

Liquidity and Asset/Liability Management

        Liquidity refers to the Company's ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the

Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company's ability to manage its liquidity position appropriately is the Company's large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company's interest margin. In order to meet short-term liquidity needs the Company may utilize overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicit brokered deposits if cost effective deposits are not available from local sources and maintain collateralized lines of credit with the FHLB and Federal Reserve. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

        One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 65.87% at December 31, 2015, compared to 78.41% at December 31, 2014.

FHLB and Federal Reserve Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and Federal Reserve. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2015, and December 31, 2014. The Company had $245.6 million of loans pledged to the FHLB as collateral on an available line of credit of $141.9 million at December 31, 2015. The Company had $246.6 million of loans pledged to the FHLB as collateral on an available line of credit of $140.0 million at December 31, 2014.

        The Company can also borrow from Federal Reserve's discount window. The Company had $395.0 million of loans pledged to the Federal Reserve as collateral on an available line of credit of $243.2 million at December 31, 2015, none of which was outstanding. The Company had $388.0 million of loans pledged to the Federal Reserve as collateral on an available line of credit of $260.4 million at December 31, 2014, none of which was outstanding.

        At December 31, 2015 and 2014, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2015 or 2014.

        The Company has a $5.0 million line of credit with a correspondent bank, of which $3.0 million was outstanding at December 31, 2015.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2015 and December 31, 2014.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Average balance during the year	$578	$3,953	$58
Average interest rate during the year	3.14%	3.06%	0.20%
Maximum month-end balance during the year	$3,000	$29,796	$—
Average rate at December 31,	3.00%	2.87%	N/A

Capital Resources

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. See Business — Supervision and Regulation — Prompt Corrective Action Provisions.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements as of December 31, 2015, and under the Basel I requirements as of December 31, 2014, December 31, 2013:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
	Under Basel III	Under Basel I
Capital components:
Common equity Tier 1 capital	$181,222	N/A	N/A
Additional Tier 1 capital	18,077	N/A	N/A

Tier 1 Capital	199,299	$169,278	$165,162
Tier 2 Capital	19,616	16,790	14,754

Total risk-based capital	$218,915	$186,068	$179,916

Risk-weighted assets	$1,750,515	$1,341,094	$1,175,813
Average assets for capital purposes	$2,322,940	$1,598,724	$1,477,082
Capital ratios:
Total risk-based capital	12.5%	13.9%	15.3%
Tier 1 risk-based capital	11.4%	12.6%	14.0%
Common equity Tier 1 risk-based capital	10.4%	N/A	N/A
Leverage(1)	8.6%	10.6%	11.2%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements as of December 31, 2015, and under the Basel I requirements as of December 31, 2014, December 31, 2013:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
	Under Basel III	Under Basel I
Capital components:
Common equity Tier 1 capital	$200,327	N/A	N/A
Additional Tier 1 capital	—	N/A	N/A

Tier 1 Capital	200,327	$158,976	$149,037
Tier 2 Capital	19,616	16,789	14,790

Total risk-based capital	$219,943	$175,765	$163,827

Risk-weighted assets	$1,750,222	$1,340,949	$1,178,719
Average assets for capital purposes	$2,322,232	$1,599,173	$1,477,168
Capital ratios:
Total risk-based capital	12.6%	13.1%	13.9%
Tier 1 risk-based capital	11.4%	11.9%	12.6%
Common equity Tier 1 risk-based capital	11.4%	N/A	N/A
Leverage(1)	8.6%	9.9%	10.1%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under the Basel III as of December 31, 2015, and under Basel I as of December 31, 2014 and December 31, 2013:

	Under Basel III
	Transitional Minimum Regulatory Requirement Effective January 1, 2015		Well-capitalized by Regulatory Definition Under FDICIA(2) Effective January 1, 2015
		Minimum Regulatory Requirement(1) Effective January 1, 2019		Under Basel I
				Minimum Regulatory Requirements	Well-Capitalized Regulatory Requirements
Capital ratios:
Total risk-based capital	8.00%	10.50%	10.00%	8.00%	10.00%
Tier 1 risk-based capital	6.00%	8.50%	8.00%	4.00%	6.00%
Common equity Tier 1 risk-based capital	4.50%	7.00%	6.50%	N/A	N/A
Leverage	4.00%	4.00%	5.00%	4.00%	5.00%

(1)
Includes 2.5% capital conservation buffer.

(2)
Applies to HBC only

        At December 31, 2015, the Company's and HBC's regulatory capital increased concurrent with average assets for capital purposes and risk-weighted assets due to the common stock issued in the Focus transaction, net of normal fluctuations to regulatory capital from dividends, share based compensation, and net income.

        At December 31, 2015, the Company's consolidated capital ratio exceeded regulatory guidelines and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2015, December 31, 2014, and December 31, 2013, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since December 31, 2015, that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At December 31, 2015, the Company had total shareholders' equity of $245.4 million, compared to $184.4 million at December 31, 2014. The increase in total shareholders' equity at December 31, 2015 from December 31, 2014 was primarily due to the Focus acquisition and an increase in retained earnings. The Company issued 5,456,713 shares of the Company's common stock to Focus shareholders for a total value of $58.3 million based on the Company's closing stock price of $10.68 on August 20, 2015. At December 31, 2015, total shareholders' equity included $19.5 million in preferred stock, $193.3 million in common stock, $38.8 million in retained earnings, and ($6.2) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($6.2) million at December 31, 2015, compared to accumulated other comprehensive loss of ($1.9) million at December 31, 2014. The unrealized gain on securities available-for-sale was $296,000, net of taxes, at December 31, 2015, compared to an unrealized gain on securities available-for-sale of $2.8 million, net of taxes, at December 31, 2014. The components of other comprehensive loss, net of taxes, at December 31, 2015 include the following: an unrealized gain on available-for-sale securities of $296,000; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $402,000; a split dollar insurance contracts liability of ($3.6) million; a supplemental executive retirement plan liability of ($4.1) million; and an unrealized gain on interest-only strip from SBA loans of $794,000.

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

        The book value per common share was $7.03 at December 31, 2015, compared to $6.22 at December 31, 2014, and $5.84 at December 31, 2013. The tangible book value per common share was $5.35 at December 31, 2015, compared to $5.60 at December 31, 2014, and $5.78 at December 31, 2013. On a full conversion of the Series C Preferred stock into common stock at December 31, 2015, December 31, 2014, and December 31, 2013: (i) the book value per common share would have been reduced to $6.51, $5.74, $5.43, respectively; and (ii) the tangible book value per common share would have been reduced to $5.07, $5.23, $5.38, respectively. A reduction in the book value per share and tangible book value per share upon full conversion would result primarily because of the 5,601,000 additional shares of common stock issued for the conversion of the 21,004 shares of Series C Preferred stock.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2015. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$27,706	37.1%
+300	$20,903	28.0%
+200	$14,160	18.9%
+100	$7,215	9.7%
0	$—	0.0%
–100	$(8,739)	–11.7%
–200	$(17,057)	–22.8%

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2015, the Company did not use interest rate derivatives to hedge its interest rate risk.

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 95 through 158.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2015. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls were effective as of December 31, 2015, the period covered by this report.

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

        Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

        None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

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

ITEM 11 — EXECUTIVE COMPENSATION

        Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 95 through 158.

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

HERITAGE COMMERCE CORP
DATE: March 4, 2016	BY:	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ JULIANNE BIAGINI Julianne Biagini	Director	March 4, 2016
/s/ FRANK G. BISCEGLIA Frank G. Bisceglia	Director	March 4, 2016
/s/ JACK W. CONNER Jack W. Conner	Director and Chairman of the Board	March 4, 2016
/s/ J. PHILLIP DINAPOLI J. Phillip DiNapoli	Director	March 4, 2016
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Director	March 4, 2016
/s/ STEVEN L. HALLGRIMSON Steven L. Hallgrimson	Director	March 4, 2016
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principal Executive Officer)	March 4, 2016
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016
/s/ ROBERT T. MOLES Robert T. Moles	Director	March 4, 2016
/s/ HUMPHREY P. POLANEN Humphrey P. Polanen	Director	March 4, 2016
/s/ LAURA RODEN Laura Roden	Director	March 4, 2016

Signature	Title	Date

/s/ CHARLES T. TOENISKOETTER Charles T. Toeniskoetter	Director	March 4, 2016
/s/ RANSON W. WEBSTER Ranson W. Webster	Director	March 4, 2016
/s/ W. KIRK WYCOFF W. Kirk Wycoff	Director	March 4, 2016

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

        We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Heritage Commerce Corp's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of

America. Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Sacramento, California
March 4, 2016

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Assets
Cash and due from banks	$24,112	$23,256
Interest-bearing deposits in other financial institutions	319,980	99,147

Total cash and cash equivalents	344,092	122,403
Securities available-for-sale, at fair value	385,079	206,335
Securities held-to-maturity, at amortized cost (fair value of $109,821 at December 31, 2015 and $94,953 at December 31, 2014)	109,311	95,362
Loans held-for-sale — SBA, at lower of cost or market, including deferred costs	7,297	1,172
Loans, net of deferred fees	1,358,716	1,088,643
Allowance for loan losses	(18,926)	(18,379)

Loans, net	1,339,790	1,070,264
Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments, at cost	12,694	10,598
Company owned life insurance	60,021	51,257
Premises and equipment	7,773	7,451
Goodwill	45,664	13,044
Other intangible assets	8,518	3,276
Accrued interest receivable and other assets	41,340	35,941

Total assets	$2,361,579	$1,617,103

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$821,405	$517,662
Demand, interest-bearing	496,278	225,821
Savings and money market	496,843	384,644
Time deposits-under $250	62,026	55,943
Time deposits-$250 and over	160,815	164,952
Time deposits-brokered	17,825	28,116
CDARS — money market and time deposits	7,583	11,248

Total deposits	2,062,775	1,388,386
Short-term borrowings	3,000	—
Accrued interest payable and other liabilities	50,368	44,359

Total liabilities	2,116,143	1,432,745
Commitments and contingencies (Notes 7 and 16)
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at December 31, 2015 and December 31, 2014 (liquidation preference of $21,004 at December 31, 2015 and December 31, 2014)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 32,113,479 shares issued and outstanding at December 31, 2015 and 26,503,305 shares issued and outstanding at December 31, 2014	193,364	133,676
Retained earnings	38,773	33,014
Accumulated other comprehensive loss	(6,220)	(1,851)

Total shareholders' equity	245,436	184,358

Total liabilities and shareholders' equity	$2,361,579	$1,617,103

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$68,259	$49,207	$41,570
Securities, taxable	6,707	7,117	8,937
Securities, exempt from Federal tax	2,183	2,025	1,530
Other investments and interest-bearing deposits in other financial institutions	1,594	907	749

Total interest income	78,743	59,256	52,786

Interest expense:
Deposits	2,403	2,032	2,369
Subordinated debt	—	—	229
Short-term borrowings	19	121	2

Total interest expense	2,422	2,153	2,600

Net interest income before provision for loan losses	76,321	57,103	50,186
Provision (credit) for loan losses	32	(338)	(816)

Net interest income after provision for loan losses	76,289	57,441	51,002

Noninterest income:
Service charges and fees on deposit accounts	2,803	2,519	2,457
Increase in cash surrender value of life insurance	1,697	1,600	1,654
Servicing income	1,143	1,296	1,446
Gain on sales of SBA loans	843	971	449
Gain on sales of securities	642	97	38
Other	1,857	1,263	1,170

Total noninterest income	8,985	7,746	7,214

Noninterest expense:
Salaries and employee benefits	35,146	26,250	23,450
Occupancy and equipment	4,300	4,053	4,043
Professional fees	1,828	1,891	2,588
Other	17,399	12,028	10,389

Total noninterest expense	58,673	44,222	40,470

Income before income taxes	26,601	20,965	17,746
Income tax expense	10,104	7,538	6,206

Net income	16,497	13,427	11,540
Dividends and discount accretion on preferred stock	(1,792)	(1,008)	(336)

Net income available to common shareholders	$14,705	$12,419	$11,204

Earnings per common share:
Basic	$0.48	$0.42	$0.36
Diluted	$0.48	$0.42	$0.36

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$16,497	$13,427	$11,540
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	(3,809)	7,164	(14,302)
Deferred income taxes	1,605	(3,012)	6,007
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(55)	(54)	(54)
Deferred income taxes	23	23	23
Reclassification adjustment for gains realized in income	(642)	(97)	(38)
Deferred income taxes	270	41	16

Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	(2,608)	4,065	(8,348)

Change in net pension and other benefit plan liability adjustment	(3,036)	(3,253)	2,825
Deferred income taxes	1,275	1,366	(1,187)

Change in pension and other benefit plan liability, net of deferred income taxes	(1,761)	(1,887)	1,638

Other comprehensive income (loss)	(4,369)	2,178	(6,710)

Total comprehensive income	$12,128	$15,605	$4,830

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2015, 2014, and 2013
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income / (Loss)
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Balance, January 1, 2013	21,004	$19,519	26,322,147	$131,820	$15,721	$2,681	$169,741
Net income	—	—	—	—	11,540	—	11,540
Other comprehensive loss	—	—	—	—	—	(6,710)	(6,710)
Issuance of restricted stock awards, net	—	—	10,000	—	—	—	—
Repurchase of warrant	—	—	—	(140)	—	—	(140)
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	200	—	—	200
Cash dividend declared $0.06 per share	—	—	—	—	(1,916)	—	(1,916)
Stock option expense, net of fortfeitures and taxes	—	—	—	593	—	—	593
Stock options exercised	—	—	18,791	88	—	—	88

Balance, December 31, 2013	21,004	19,519	26,350,938	132,561	25,345	(4,029)	173,396
Net income	—	—	—	—	13,427	—	13,427
Other comprehensive income	—	—	—	—	—	2,178	2,178
Issuance of restricted stock awards, net	—	—	90,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(9)	—	—	(9)
Cash dividend declared $0.18 per share	—	—	—	—	(5,758)	—	(5,758)
Stock option expense, net of fortfeitures and taxes	—	—	—	862	—	—	862
Stock options exercised	—	—	62,567	262	—	—	262

Balance, December 31, 2014	21,004	19,519	26,503,505	133,676	33,014	(1,851)	184,358
Net income	—	—	—	—	16,497	—	16,497
Other comprehensive loss	—	—	—	—	—	(4,369)	(4,369)
Issuance of 5,456,713 common shares to acquire Focus Business Bank, net of offering costs of $144	—	—	5,456,713	58,134	—	—	58,134
Issuance of restricted stock awards, net	—	—	98,855	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	265	—	—	265
Cash dividend declared $0.32 per share	—	—	—	—	(10,738)	—	(10,738)
Stock option expense, net of forfeitures and taxes	—	—	—	974	—	—	974
Stock options exercised			54,406	315	—		315

Balance, December 31, 2015	21,004	$19,519	32,113,479	$193,364	$38,773	$(6,220)	$245,436

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,497	$13,427	$11,540
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,384	1,163	2,231
Gain on sale of securities available-for-sale	(642)	(97)	(38)
Gain on sale of SBA loans	(843)	(971)	(449)
Proceeds from sale of SBA loans originated for sale	11,497	15,858	6,174
Net change in SBA loans originated for sale	(14,906)	(12,911)	(9,234)
Provision (credit) for loan losses	32	(338)	(816)
Increase in cash surrender value of life insurance	(1,697)	(1,600)	(1,654)
Gain on proceeds from company owned life insurance	—	(51)	—
Depreciation and amortization	685	725	729
Amortization of other intangible assets	1,043	510	473
Gains on sale of foreclosed assets, net	(106)	—	(243)
Stock option expense, net	974	862	593
Amortization of restricted stock awards, net	265	(9)	200
Effect of changes in:
Accrued interest receivable and other assets	16,274	(2,428)	4,694
Accrued interest payable and other liabilities	(1,963)	5,244	2,063

Net cash provided by operating activities	28,494	19,384	16,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(232,644)	(53,292)	(17,844)
Purchase of securities held-to-maturity	(9,482)	(4,595)	(51,044)
Maturities/paydowns/calls of securities available-for-sale	31,195	24,917	62,531
Maturities/paydowns/calls of securities held-to-maturity	3,931	3,899	3,851
Proceeds from sales of securities available-for-sale	71,832	108,603	26,944
Net change in loans	(97,898)	(131,648)	(97,910)
Changes in Federal Home Loan Bank stock, Federal Reserve Bank stock and other investments	(1,788)	(163)	293
Purchase of premises and equipment	(1,007)	(817)	(500)
Proceeds from sale of foreclosed assets	1,571	—	850
Proceeds from company owned life insurance	—	406	—
Cash paid in bank acquisition, net of cash received	165,786	(21,918)	—

Net cash used in investing activities	(68,504)	(74,608)	(72,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	269,266	102,165	(193,147)
Repurchase of warrant	—	—	(140)
Exercise of stock options	315	262	88
Offering costs	(144)	—	—
Short-term borrowings	3,000	—	—
Repayment of short-term borrowings	—	(31,647)	—
Redemption of subordinated debt	—	—	(9,279)
Payment of cash dividends	(10,738)	(5,758)	(1,916)

Net cash provided by (used in) financing activities	261,699	65,022	(204,394)

Net increase (decrease) in cash and cash equivalents	221,689	9,798	(260,960)
Cash and cash equivalents, beginning of year	122,403	112,605	373,565

Cash and cash equivalents, end of year	$344,092	$122,403	$112,605

Supplemental disclosures of cash flow information:
Interest paid	$2,427	$2,166	$2,685
Income taxes paid	6,904	4,280	2,021
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased, settling after year-end	$—	$—	$961
Transfer of loans held-for-sale to loan portfolio	2,543	—	3,770
Loans transferred to foreclosed assets	1,236	229	33
Summary of assets acquired and liabilities assumed through acquisition:
Cash and cash equivalents, net of cash paid for acquisition	165,786	—	—
Securities avaiable-for-sale	53,940	—	—
Securities held-to-maturity	8,665	—	—
Loans held-for-sale — SBA	4,416	—	—
Net loans	170,353	42,300	—
Company owned life insurance	7,067	—	—
Premises and equipment	—	119	—
Goodwill and other intangible assets	38,905	15,303	—
Other assets, net	20,250	738	—
Deposits	(405,123)	—	—
Borrowings	—	(31,647)	—
Other liabilities	(5,981)	(4,895)	—
Common stock issued to acquire Focus Business Bank	58,278	—	—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Summary of Significant Accounting Policies

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

        On November 1, 2014, the Company acquired CSNK Working Capital Finance Corp. dba Bay View Funding ("Bay View Funding"), which provides business-essential working capital factoring financing to various industries throughout the United States. Bay View Funding's results of operations have been included in the Company's results of operations beginning November 1, 2014.

        As discussed in Note 8, the Company completed its acquisition of Focus Business Bank ("Focus") on August 20, 2015. Focus was merged with HBC, with HBC as the surviving bank. Focus' results of operations have been included in the Company's results of operations beginning August 21, 2015.

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

        A decline in the fair value of any available-for-sale or held- to-maturity security below amortized cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the fair value decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the security or more likely than not will be required to sell the security before any anticipated recovery in fair value.

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

  Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan origination fees and costs on originated loans, or unamortized premiums or discounts on purchased or acquired loans, and an allowance for loan losses. The majority of the Company's loans have variable interest rates. Interest on loans is accrued on the unpaid principal balance and is credited to income using the effective yield interest method. Interest on purchased or acquired loans and the accretion (amortization) of the related purchase discount (premium) is also credited to income using the effective yield interest method.

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

  Acquired Loans and Leases

        Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date. Should the Company's allowance for loan and lease losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company will establish an allowance for those loans through a charge to provision for loan and lease losses. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Such loans are classified as purchased credit impaired loans ("PCI loans"), while all other acquired loans are classified as non-PCI loans.

        The Company has elected to account for PCI loans on an individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flow in excess of the loan's carrying value, which is fair value on the date of acquisition, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan's contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is not recorded in the Company's Consolidated Financial Statements.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan and leases losses is recorded with a charge to current period earnings through provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company would first reduce any previously established allowance for loan and lease losses, and then record an adjustment to interest income through a prospective increase in the accretable yield.

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

        The formula driven allowance on pools of loans covers all loans that are not impaired and is based on historical losses of each loan segment adjusted for current factors. In calculating the historical component of our allowance, we aggregate our loans into one of three loan segments: Commercial, Real Estate and Consumer. Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions. The following provides a summary of the risks associated with various segments of the Company's loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

  •
  Commercial loans consist primarily of commercial and industrial loans (business lines of credit), and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which may impact a borrower's ability to continue to make scheduled payments. The factored receivables at Bay View Funding are included in the Company's commercial loan portfolio; however, they are evaluated for risk primarily based on the agings of the receivables. Faster turning receivables imply less risk and therefore warrant a lower associated allowance. Should the overall aging for the portfolio increase, this structure will by formula increase the allowance to reflect the increasing risk. Should the portfolio turn more quickly, it would reduce the associated allowance to reflect the reducing risk.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Goodwill and Other Intangible Assets

        Goodwill resulted from the acquisition of Bay View Funding on November 1, 2014 and Focus on August 20, 2015. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

        Other intangible assets consist of core deposit and customer relationship intangible assets arising from the Diablo Valley Bank acquisition in June 2007, a core deposit intangible asset from the Focus acquisition in August 2015, and a below market value lease, customer relationship and non-compete agreement intangible assets arising from the Bay View Funding acquisition in November 2014. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible assets from the acquisitions of Diablo Valley Bank and Focus are being amortized on an accelerated method over ten years. The customer relationship intangible from the acquisition of Diablo Valley Bank was being amortized on an accelerated method over seven years, and was fully amortized at

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014. The below market value lease, customer relationship and non-compete agreement intangible assets from the acquisition of Bay View Funding are being amortized on the straight line method over three, ten, and three years, respectively.

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

        The carrying value of foreclosed assets was $364,000 and $696,000 at December 31, 2015 and 2014, respectively, and is included in other assets on the consolidated balance sheets.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company had net deferred tax assets of $22,218,000 and $18,527,000 at December 31, 2015, and December 31, 2014, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at December 31, 2015 and 2014 will be fully realized in future years.

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

  Segment Reporting

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. Bay View Funding provides business essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. With the acquisition of Bay View Funding, the Company now has two reportable segments consisting of Banking and Factoring. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

  Reclassifications

        Certain items in the consolidated financial statements for the years ended December 31, 2014 and 2013 were reclassified to conform to the 2015 presentation. These reclassifications did not affect previously reported net income or shareholders equity.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Adoption of New Accounting Standards

        In January 2014, the Financial Accounting Standards Board ("FASB") amended existing guidance clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The Company has evaluated the adoption of the new guidance and has determined it did not have a material impact on the consolidated financial statements.

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

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements. See Note 12 — Income Taxes for more information on the adoption of the proportional method of accounting for low income housing investments.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In September 2015, the FASB issued an update simplifying the accounting for measurement-period adjustments. This update applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

        On January 5, 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Liabilities). The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2) Accumulated Other Comprehensive Income ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Years Ended December 31, 2015, 2014, and 2013
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity	Defined Benefit Pension Plan Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive (loss) before reclassification, net of taxes	(2,204)	—	(1,919)	(4,123)
Amounts reclassified from other comprehensive income (loss), net of taxes	(372)	(32)	158	(246)

Net current period other comprehensive income (loss), net of taxes	(2,576)	(32)	(1,761)	(4,369)

Ending balance December 31, 2015, net of taxes	$1,090	$403	$(7,713)	$(6,220)

Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	$(4,029)
Other comprehensive (loss) before reclassification, net of taxes	4,152	—	(1,910)	2,242
Amounts reclassified from other comprehensive income (loss), net of taxes	(56)	(31)	23	(64)

Net current period other comprehensive income (loss), net of taxes	4,096	(31)	(1,887)	2,178

Ending balance December 31, 2014, net of taxes	$3,666	$435	$(5,952)	$(1,851)

Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive (loss) before reclassification, net of taxes	(8,295)	—	1,518	(6,777)
Amounts reclassified from other comprehensive income (loss), net of taxes	(22)	(31)	120	67

Net current period other comprehensive income (loss), net of taxes	(8,317)	(31)	1,638	(6,710)

Ending balance December 31, 2013, net of taxes	$(430)	$466	$(4,065)	$(4,029)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amounts Reclassified from AOCI For the Year Ended December 31,
				Affected Line Item Where Net Income is Presented
Details About AOCI Components	2015	2014	2013
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$642	$97	$38	Realized gains on sale of securities
	(270)	(41)	(16)	Income tax expense

	372	56	22	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	55	54	54	Interest income on taxable securities
	(23)	(23)	(23)	Income tax (expense) benefit

	32	31	31	Net of tax

Amortization of defined benefit pension plan items(1)
Prior transition obligation	113	102	84
Actuarial losses	(386)	(142)	(291)

	(273)	(40)	(207)	Income before income tax
	115	17	87	Income tax benefit

	(158)	(23)	(120)	Net of tax

Total reclassification for the year	$246	$64	$(67)

(1)
This AOCI component is included in the computation of net periodic benefit cost (see Note 14 — Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3) Securities

        The amortized cost and estimated fair value of securities at year-end were as follows:

2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$324,077	$2,457	$(2,304)	$324,230
U.S. Treasury	30,047	—	(44)	30,003
Trust preferred securities	15,000	132	—	15,132
U.S. Government sponsored entities	9,042	13	(14)	9,041
Corporate bonds	6,412	261	—	6,673

Total	$384,578	$2,863	$(2,362)	$385,079

Securities held-to-maturity:
Municipals — tax exempt	$93,518	$1,517	$(863)	$94,172
Agency mortgage-backed securities	15,793	24	(168)	15,649

Total	$109,311	$1,541	$(1,031)	$109,821

2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$150,570	$3,867	$(265)	$154,172
Corporate bonds	35,927	959	(23)	36,863
Trust preferred securities	15,000	300	—	15,300

Total	$201,497	$5,126	$(288)	$206,335

Securities held-to-maturity:
Municipals — tax exempt	$79,882	$1,011	$(1,346)	$79,547
Agency mortgage-backed securities	15,480	44	(118)	15,406

Total	$95,362	$1,055	$(1,464)	$94,953

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$241,067	$(2,258)	$2,165	$(46)	$243,232	$(2,304)
U.S. Treasury	30,003	(44)	—	—	30,003	(44)
U.S. Government sponsored entities	4,980	(14)	—	—	4,980	(14)

Total	$276,050	$(2,316)	$2,165	$(46)	$278,215	$(2,362)

Securities held-to-maturity:
Municipals — Tax Exempt	$9,920	$(78)	$24,412	$(785)	$34,332	$(863)
Agency mortgage-backed securities	7,152	(89)	4,409	(79)	11,561	(168)

Total	$17,072	$(167)	$28,821	$(864)	$45,893	$(1,031)

	Less Than 12 Months		12 Months or More		Total
2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$12,491	$(27)	$35,614	$(238)	$48,105	$(265)
Corporate bonds	—	—	5,148	(23)	5,148	(23)

Total	$12,491	$(27)	$40,762	$(261)	$53,253	$(288)

Securities held-to-maturity:
Municipals — Tax Exempt	$1,884	$(16)	$42,867	$(1,330)	$44,751	$(1,346)
Agency mortgage-backed securities	4,869	(29)	4,974	(89)	9,843	(118)

Total	$6,753	$(45)	$47,841	$(1,419)	$54,594	$(1,464)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At December 31, 2015, the Company held 460 securities (193 available-for-sale and 267 held-to-maturity), of which 193 had fair values below amortized cost. At December 31, 2015, there were $2,165,000 of agency mortgage-backed securities available-for-sale, $4,409,000 of agency mortgage-backed securities held-to-maturity and $24,412,000 of municipals bonds held-to-maturity carried with an unrealized loss for 12 months or greater. The total unrealized loss for securities 12 months or greater was $910,000 at December 31, 2015. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	2015	2014	2013
	(Dollars in thousands)
Proceeds	$71,832	$108,603	$26,944
Gross gains	751	1,008	310
Gross losses	(109)	(911)	(272)

        The amortized cost and fair value of debt securities as of December 31, 2015, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$1,999	$1,996
Due after one through five years	39,454	39,659
Due after five through ten years	4,048	4,062
Due after ten years	15,000	15,132
Agency mortgage-backed securities	324,077	324,230

Total	$384,578	$385,079

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due less than 3 months	$879	$882
Due after 3 months through one year	1,353	1,362
Due after one through five years	5,554	5,626
Due after five through ten years	13,990	14,608
Due after ten years	71,742	71,694
Agency mortgage-backed securities	15,793	15,649

Total	$109,311	$109,821

        Securities with amortized cost of $134,235,000 and $147,497,000 as of December 31, 2015 and 2014 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4) Loans

        Loans at year-end were as follows:

	2015	2014
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$556,522	$462,403
Real estate:
Commercial and residential	625,665	478,335
Land and construction	84,428	67,980
Home equity	76,833	61,644
Consumer	16,010	18,867

Loans	1,359,458	1,089,229
Deferred loan fees, net	(742)	(586)

Loans, net of deferred fees	1,358,716	1,088,643
Allowance for loan losses	(18,926)	(18,379)

Loans, net	$1,339,790	$1,070,264

        At December 31, 2015, total net loans included in the table above include $141,343,000 of the non-PCI loans acquired in the Focus transaction.

        Changes in the allowance for loan losses were as follows:

	For the Year Ended December 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$11,187	$7,070	$122	$18,379
Charge-offs	(527)	(2)	(9)	(538)
Recoveries	877	146	30	1,053

Net recoveries	350	144	21	515
Provision (credit) for loan losses	(789)	862	(41)	32

Balance, end of year	$10,748	$8,076	$102	$18,926

	For the Year Ended December 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$12,533	$6,548	$83	$19,164
Charge-offs	(815)	(87)	(25)	(927)
Recoveries	418	62	—	480

Net charge-offs	(397)	(25)	(25)	(447)
Provision (credit) for loan losses	(949)	547	64	(338)

Balance, end of year	$11,187	$7,070	$122	$18,379

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$12,866	$6,034	$127	$19,027
Charge-offs	(1,676)	(276)	—	(1,952)
Recoveries	2,621	283	1	2,905

Net recoveries	945	7	1	953
Provision (credit) for loan losses	(1,278)	507	(45)	(816)

Balance, end of year	$12,533	$6,548	$83	$19,164

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year-end:

	December 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$174	$112	$—	$286
Collectively evaluated for impairment	10,574	7,964	102	18,640
Acquired with deterioriated credit quality	—	—	—	—

Total allowance balance	$10,748	$8,076	$102	$18,926

Loans:
Individually evaluated for impairment	$2,014	$4,272	$4	$6,290
Collectively evaluated for impairment	554,271	782,654	16,006	1,352,931
Acquired with deterioriated credit quality	237	—	—	237

Total loan balance	$556,522	$786,926	$16,010	$1,359,458

	December 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$404	$—	$—	$404
Collectively evaluated for impairment	10,783	7,070	122	17,975

Total allowance balance	$11,187	$7,070	$122	$18,379

Loans:
Individually evaluated for impairment	$2,701	$3,315	$6	$6,022
Collectively evaluated for impairment	459,702	604,644	18,861	1,083,207

Total loan balance	$462,403	$607,959	$18,867	$1,089,229

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchased Credit Impaired Loans:

        The Company has purchased loans, for which there was, at acquisition, evidence of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is as follows:

2015
(Dollars in thousands)
Commercial	$876
Outstanding balance	876
Carrying amount, net of discount of $639,000	237

        For those purchased credit impaired loans discussed above, the Company increased the allowance for loan losses by $0 during 2015. No allowance for loan losses were reversed during 2015.

        For these purchased credit impaired loans, the Company cannot reasonably estimate the cash flows expected to be collected on the loans and therefore has continued to account for those loans using the cost recovery method of income recognition. As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment on those loans accounted for using the cost recovery method. If, in the future, cash flows from the borrowers can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan. Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero. Any loan accounted for under the cost recovery method is also still included as a nonaccrual loan.

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of December 31, 2015 and December 31, 2014. The recorded investment included in the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	December 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$745	$745	$—	$2,282	$1,872	$—
Real estate:
Commercial and residential	3,851	2,992	—	2,510	1,651	—
Land and construction	237	219	—	1,808	1,319	—
Home Equity	302	302	—	345	345	—
Consumer	4	4	—	6	6	—

Total with no related allowance recorded	5,139	4,262	—	6,951	5,193	—
With an allowance recorded:
Commercial	1,506	1,506	174	829	829	404
Real estate:
Home Equity	759	759	112	—	—	—

Total with an allowance recorded	2,265	2,265	286	829	829	404

Total	$7,404	$6,527	$286	$7,780	$6,022	$404

        The following table presents interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

	For the Year Ended December 31, 2015
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$1,774	$3,006	$764	$475	$5	$6,024
Interest income during impairment	$14	$—	$—	$2	$—	$16
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

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

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year-end:

	2015	2014
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$4,716	$5,855
Restructured and loans over 90 days past due and still accruing	1,662	—

Total nonperforming loans	$6,378	$5,855

Other restructured loans	$149	$167
Impaired loans, excluding loans held-for-sale	$6,527	$6,022

        The following table presents the nonperforming loans by class at year-end:

	2015			2014
	Nonaccrual	Restructured and Loans over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$724	$1,378	$2,102	$2,534	$—	$2,534
Real estate:
Commercial and residential	2,992	—	2,992	1,651	—	1,651
Land and construction	219	—	219	1,320	—	1,320
Home equity	777	284	1,061	344	—	344
Consumer	4	—	4	6	—	6

Total	$4,716	$1,662	$6,378	$5,855	$—	$5,855

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the aging of past due loans as of December 31, 2015 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,285	$262	$1,704	$5,251	$551,271	$556,522
Real estate:
Commercial and residential	—	—	—	—	625,665	625,665
Land and construction	219	—	—	219	84,209	84,428
Home equity	—	—	284	284	76,549	76,833
Consumer	—	—	—	—	16,010	16,010

Total	$3,504	$262	$1,988	$5,754	$1,353,704	$1,359,458

        The following table presents the aging of past due loans as of December 31, 2014 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,002	$195	$1,978	$5,175	$457,228	$462,403
Real estate:
Commercial and residential	—	—	1,065	1,065	477,270	478,335
Land and construction	—	—	—	—	67,980	67,980
Home equity	—	—	—	—	61,644	61,644
Consumer	—	—	—	—	18,867	18,867

Total	$3,002	$195	$3,043	$6,240	$1,082,989	$1,089,229

        Past due loans 30 days or greater totaled $5,754,000 and $6,240,000 at December 31, 2015 and December 31, 2014, respectively, of which $591,000 and $3,130,000 were on nonaccrual. At December 31, 2015, there were also $4,125,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2014, there were also $2,725,000 loans less than 30 days past due included in nonaccrual loans held- for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at December 31, 2015 or 2014.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2015			December 31, 2014
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$547,536	$8,986	$556,522	$455,767	$6,636	$462,403
Real estate:
Commercial and residential	617,865	7,800	625,665	472,061	6,274	478,335
Land and construction	84,209	219	84,428	66,660	1,320	67,980
Home equity	75,511	1,322	76,833	60,736	908	61,644
Consumer	15,705	305	16,010	18,518	349	18,867

Total	$1,340,826	$18,632	$1,359,458	$1,073,742	$15,487	$1,089,229

*
Classified loans in the table above include SBA guarantees.

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        For the year ended December 31, 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included a reduction of the stated interest rate of the loan, or an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

        The book balance of troubled debt restructurings at December 31, 2015 was $153,000, which included $4,000 of nonaccrual loans and $149,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2014 was $1,083,000, which included $916,000 of nonaccrual loans and $167,000 of accruing loans. Approximately $3,000 and $113,000 in specific reserves were established with respect to these loans as of December 31, 2015 and December 31, 2014. As of December 31, 2015 and December 31, 2014, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no loans by class modified as troubled debt restructurings during the twelve month period ended December 31, 2015 and 2014.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within twelve months following the modification during the years ended December 31, 2015 and 2014.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties for the periods indicated:

	2015	2014
	(Dollars in thousands)
Balance, beginning of year	$576	$590
Advances on loans during the year	4,175	—
Repayment on loans during the year	(4,189)	(14)

Balance, end of year	$562	$576

5) Loan Servicing

        At December 31, 2015 and 2014, the Company serviced SBA loans sold to the secondary market of approximately $175,457,000 and $130,611,000, respectively.

        Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.16% and 1.20% at December 31, 2015 and 2014, respectively.

        Servicing rights are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for loan servicing rights follows:

	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of year	$565	$525	$709
Additions	2,126	319	106
Amortization	(482)	(279)	(290)

Balance, end of year	$2,209	$565	$525

        There was no valuation allowance for servicing rights at December 31, 2015 and 2014, because the estimated fair value of the servicing rights was greater than the carrying value. The increase in loan servicing rights for the year ended December 31, 2015, compared to the prior year was primarily due to the Focus acquisition of $1,976,000 at fair value. The estimated fair value of loan servicing rights was $3,650,000 and $2,426,000 at December 31, 2015 and 2014, respectively. The fair value of servicing rights at December 31, 2015, was estimated using a weighted average constant prepayment rate ("CPR") assumption of 7.42%, and a weighted average discount rate assumption of 12.52%. The fair value of servicing rights at December 31, 2014 was estimated using a weighted average constant prepayment rate ("CPR") assumption of 7.32%, and a weighted average discount rate assumption of 12.11%.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        I/O strip receivables are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of year	$1,481	$1,647	$1,786
Unrealized loss	(114)	(166)	(139)

Balance, end of year	$1,367	$1,481	$1,647

6) Premises and Equipment

        Premises and equipment at year-end were as follows:

	2015	2014
	(Dollars in thousands)
Building	$3,279	$3,256
Land	2,900	2,900
Furniture and equipment	8,468	8,082
Leasehold improvements	5,257	4,658

	19,904	18,896
Accumulated depreciation and amortization	(12,131)	(11,445)

Premises and equipment, net	$7,773	$7,451

        Depreciation and amortization expense was $685,000, $725,000, and $729,000 in 2015, 2014, and 2013, respectively.

7) Leases

  Operating Leases

        The Company owns one of its offices and leases the others under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ending December 31,	(Dollars in thousands)
2016	3,434
2017	2,683
2018	2,172
2019	1,998
2020	956
Thereafter	232

Total	$11,475

        Rent expense under operating leases was $2,997,000, $2,692,000, and $2,719,000 in 2015, 2014, and 2013, respectively.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8) Business Combinations

  Bay View Funding

        On October 8, 2014, HBC entered into a Stock Purchase Agreement ("Purchase Agreement") with BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF/CSNK") pursuant to which HBC agreed to acquire all of the outstanding common stock from the stockholders of BVF/CSNK for an aggregate purchase price of $22,520,000 ("Acquisition"). The Acquisition closed on November 1, 2014. At the closing, the Bank paid in cash $20,268,000 of the total purchase price to the BVF/CSNK shareholders, and $2,252,000, or 10% of the purchase price, was deposited into an 18 month escrow account. CSNK Working Capital Finance Corp. dba Bay View Funding ("Bay View Funding") its wholly-owned subsidiary provides business essential working capital factoring financing to various industries throughout the United States. BVF/CSNK was subsequently merged into Bay View Funding and Bay View Funding became a wholly owned subsidiary of HBC. Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014.

        The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate more accurate or appropriate values for the assets acquired and liabilities assumed, which may be reflective of conditions or events that existed at the acquisition date. As of December 31, 2015, adjustments to the fair value of assets acquired and liabilities assumed in the Bay View Funding transaction were complete.

        The Acquisition purchase agreement contains customary representations and warranties by Bay View Funding and the Bay View Funding stockholders, covenants by Bay View Funding regarding the operation of its business between the date of signing of the purchase agreement and the closing date of the Acquisition, and indemnification provisions whereby the BVF/CSNK stockholders agreed to indemnify Bay View Funding and HBC and their affiliated parties for breaches of representations and warranties, breaches of covenants and certain other matters. Of the total purchase price, $2,252,000, or 10%, was deposited into an escrow account with an independent escrow agent to support the indemnification obligations, if any, of indemnification claims against the BVF/CSNK stockholders. Any amounts remaining in the escrow account will be released to the BVF/CSNK stockholders after 18 months following the closing date of the Acquisition, net of any indemnification payments made from the escrow or amounts reserved for pending claims pursuant to any indemnification claims under the purchase agreement. Because it is uncertain whether any claims will be made against the escrow account the Company has assumed the entire amount will be paid to the BVF/CSNK stockholders.

        The following table presents pro forma financial information as if the acquisition had occurred on January 1, 2013, which includes the pre-acquisition period for BVF/CSNK. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one-time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the future. The preparation of the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

UNAUDITED	2014	2013
	(Dollars in thousands, except per share amounts)
Net interest income	$66,105	$59,998
Noninterest income	8,293	8,080

Total revenue	$74,398	$68,078

Net income	$15,141	$13,397
Net income per share — basic	$0.47	$0.42
Net income per share — diluted	$0.47	$0.42

  Focus Business Bank

        On April 23, 2015, the Company and Focus entered into a definitive agreement and plan of merger and reorganization whereby Focus would merge into HBC. The Company completed the merger of its wholly-owned bank subsidiary HBC with Focus on August 20, 2015 for an aggregate transaction value of $66,558,000. Shareholders of Focus received a fixed exchange ratio at closing of 1.8235 shares of the Company's common stock for each share of Focus common stock. Upon closing of the transaction, the Company issued 5,456,713 shares of the Company's common stock to Focus shareholders for a total value of $58,278,000, based on the Company's closing stock price of $10.68 on August 20, 2015. In addition, the Company paid cash to the Focus holders of in-the-money stock options on August 20, 2015 totaling $8,280,000.

        Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015. Pre-tax severance, retention, acquisition and integration costs totaled $6,398,000 for the year ended December 31, 2015.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase accounting for the acquisition.

(Dollars in thousands)
Assets acquired:
Cash and cash item	$5,651
Federal funds sold and deposits in other financial institutions	168,415
Securities available-for-sale	53,940
Securities held-to-maturity	8,665
Loans held-for-sale	4,416
Net loans	170,353
Goodwill	32,620
Core deposit intangible asset	6,285
Corporate owned life insurance	7,067
Other assets, net	20,250

Total assets acquired	477,662
Liabilities asssumed:
Deposits	405,123
Other liabilities	5,981

Total liabilities	411,104

Net assets acquired	$66,558

        The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The gross contractual amount of four purchased credit impaired loans as of the acquisition date totaled $1,124,000. As of that date, contractual cash flows not expected to be collected on the purchased credit impaired loans totaled $819,000, which represents 72.9% of their gross outstanding principal balances. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include nonimpaired loans with a fair value and gross contractual amounts receivable of $170,048,000 and $174,660,000 respectively, on the date of acquisition. As of that date, the purchase discount on these nonimpaired loans totaled $4,612,000, which represents 2.6% of their gross outstanding principal balances.

        Goodwill of $32,620,000 arising from the acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As this transaction was structured as a taxfree exchange, the goodwill will not be deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. The loans with a fair value of $170,353,000 and $1,758,000 of income tax attributes, on the acquisition date, related to the purchase accounting adjustments and Focus' legacy deferred tax assets are subject to change pending receipt of the final valuations and analyses. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing Focus' final August 20, 2015 "stub" period tax returns.

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

UNAUDITED	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
	(Dollars in thousands, except per share amounts)
Net interest income	$83,876	$68,175
Provision (credit) for loan losses	82	(38)
Noninterest income	11,443	9,624
Noninterest expense	60,372	53,600

Income before income taxes	34,865	24,237
Income tax expense	13,941	8,784

Net income	$20,924	$15,453

Net income per share — basic	$0.56	$0.41
Net income per share — diluted	$0.55	$0.41

9) Goodwill and Other Intangible Assets

  Goodwill

        At December 31, 2015, the carrying value of goodwill was $45,664,000. The Company recognized $13,044,000 of goodwill upon its acquisition of Bay View Funding on November 1, 2014, and $32,620,000 from its acquisition of Focus on August 20, 2015. During the fourth quarter of 2015, adjustments were made to the purchase price allocations for the Focus transaction that affected the amounts allocated to goodwill and other assets.

        Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value ("Step Zero"). If the qualitative assessment

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, than a quantitative two-step impairment test is required. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

        The Company completed its annual impairment analysis on the goodwill from the Bay View Funding acquisition as of November 30, 2015 with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the reporting unit exceeded its reported book value of equity at November 30, 2015. As such, no impairment was indicated and no further testing was required.

  Other Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. These assets are amortized over their estimated useful lives of 10 years and 7 years, respectively. The customer relationship intangible asset was fully amortized at December 31, 2014. Accumulated amortization of these intangible assets was $4,703,000 and $4,257,000 at December 31, 2015 and December 31, 2014, respectfully.

        The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful lives of 10 years. Accumulated amortization of this intangible asset was $288,000 at December 31, 2015.

        Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $360,000 and $51,000 at December 31, 2015 and December 31, 2014, respectfully.

        Estimated amortization expense for each of the next five years follows:

			Bay View Funding
Year	Diablo Valley Bank Core Deposit Intangible	Focus Core Deposit Intangible	Below Market Value Lease Intangible	Customer & Brokered Relationship Intangible	Non-Compete Agreement Intangible	Total Amortization Expense
	(Dollars in thousands)
2016	$427	$831	$36	$190	$83	$1,567
2017	195	875	31	190	70	1,361
2018	—	775	—	190	—	965
2019	—	734	—	190	—	924
2020	—	716	—	190	—	906

	$622	$3,931	$67	$950	$153	$5,723

        Impairment testing of the intangible assets is performed at the individual asset level. The Company's intangibles are tested for recoverability whenever events or changes in circumstances indicate that their

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amounts may not be recoverable. If such events or changes in circumstances are identified, an impairment loss is recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management did not identify any events or changes in circumstances indicating that such intangible assets may not be recoverable at December 31, 2015 or 2014.

10) Deposits

        Time deposits of $250,000 and over, including time deposits within the Certificate of Deposit Account Registry Service ("CDARS") and brokered deposits of $250,000 and over, were $178,640,000 and $193,068,000 at December 31, 2015 and 2014, respectively. The following table presents the scheduled maturities of all time deposits and brokered deposits for the next five years:

(Dollars in thousands)
2016	$233,765
2017	7,986
2018	1,829
2019	1,056
2020	225

Total	$244,861

        At December 31, 2015, total CDARS deposits of $7,583,000 include money market deposits of $3,388,000, which have no scheduled maturity date, and therefore, are excluded from the table above.

        At December 31, 2015, the Company had securities pledged with a fair value of $93,042,000 for $78,026,000 in certificates of deposits (including accrued interest) with the State of California. At December 31, 2014, the Company had securities pledged with a fair value of $109,764,000 for $98,019,000 in certificates of deposits (including accrued interest) with the State of California.

        The CDARS program allows customers with deposits in excess of FDIC- insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines. CDARS deposits were comprised of $3,388,000 of money market accounts and $4,195,000 of time deposits at December 31, 2015. CDARS deposits were comprised of $4,036,000 of money market accounts and $7,212,000 of time deposits at December 31, 2014.

        Deposits from executive officers, directors, and their affiliates were $13,426,000 and $2,593,000 at December 31, 2015 and 2014, respectively.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11) Borrowing Arrangements

  Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

        HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2015, and December 31, 2014, HBC had no overnight borrowings from the FHLB. HBC had $245,607,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $141,875,000 at December 31, 2015. HBC had $246,635,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $139,990,000 at December 31, 2014.

        HBC can also borrow from the FRB's discount window. HBC had approximately $395,006,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $243,156,000 at December 31, 2015, none of which was outstanding. HBC had approximately $387,972,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $260,439,000 at December 31, 2014, none of which was outstanding.

        At December 31, 2015, HBC had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2015 and 2014.

        HCC has a $5.0 million line of credit with a correspondent bank, of which $3.0 million was outstanding at December 31, 2015.

        HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2015, and 2014.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12) Income Taxes

        Income tax (benefit) consisted of the following for the year ended December 31, as follows:

	2015	2014	2013
	(Dollars in thousands)
Currently payable tax:
Federal	$5,445	$4,392	$5,015
State	2,544	818	63

Total currently payable	7,989	5,210	5,078
Deferred tax (benefit):
Federal	2,029	1,114	(130)
State	86	1,214	1,258

Total deferred tax	2,115	2,328	1,128

Income tax expense	$10,104	$7,538	$6,206

        The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2015	2014	2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9%	6.5%	5.3%
Low income housing credits, net of investment losses	0.0%	0.8%	0.6%
Increase in cash surrender value of life insurance	–2.2%	–2.7%	–3.5%
Non-taxable interest income	–2.7%	–3.2%	–2.9%
Split-dollar term insurance	0.1%	0.1%	0.2%
Other, net	0.9%	–0.5%	0.3%

Effective tax rate	38.0%	36.0%	35.0%

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Defined postretirement benefit obligation	$11,049	$10,327
Allowance for loan losses	7,815	7,728
Federal net operating loss carryforwards	2,397	—
Stock compensation	2,008	1,693
Accrued expenses	1,689	1,446
State income taxes	889	213
Premises and equipment	945	702
California net operating loss carryforwards	591	—
Split-dollar life insurance benefit plan	107	112
Tax credit carryforwards	57	2,441
Loans	—	2
Nonaccrual interest	—	25
Other	742	359

Total deferred tax assets	28,289	25,048
Deferred tax liabilities:
Intangible assets	(2,101)	(1,334)
Loan fees	(1,331)	(1,131)
Prepaid expenses	(1,022)	(464)
I/O strips	(574)	(621)
Securities available-for-sale	(505)	(2,351)
FHLB stock	(245)	(245)
Other	(293)	(375)

Total deferred tax liabilities	(6,071)	(6,521)

Net deferred tax assets	$22,218	$18,527

        At December 31, 2015, the Company's federal net operating loss carryforwards were $6,850,000 and the Company's California net operating loss carryforwards were $8,389,000. These amounts are attributable to the Focus transaction. The Company did not have any net operating loss carryforwards as of December 31, 2014. These Federal and State net operating loss carryforwards will expire in 2035. The realization of these net operating loss carryforwards for federal and state tax purposes is limited under current tax law with limitations placed on the amount of net operating losses that can be utilized annually. The Company does not, however, believe that these annual limitations will impact the ultimate deductibility of the net operating loss carry-forwards.

        The State tax credit carryforwards, net of Federal tax effects, were $57,000 as of December 31, 2015, which will begin to expire in 2019. The Company has Federal and State net operating loss carryforwards that arose from the acquisition of Focus. There is an Internal Revenue Code Section 382 annual limit of $1,877,000. As the Company will be able to fully utilize the net operating loss carryforwards before they expire in 2035, no valuation allowance is required against the deferred tax assets.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under generally accepted accounting principles, a valuation allowance is required if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting Standards Codification (ASC) 740-10 Accounting for Uncertainty in Income Taxes, the Company estimated the need for a reserve for income taxes of $130,000, net of Federal benefit, for uncertain state income tax positions of Bay View Funding. The Company does not expect this amount to significantly increase or decrease in the next twelve months.

        At December 31, 2015, and December 31, 2014, the Company had net deferred tax assets of $22,218,000 and $18,527,000, respectively. At December 31, 2015, the Company determined that a valuation allowance for deferred tax assets was not necessary.

        The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2012 and 2011, respectively.

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

        The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Low income housing investments	$4,304	$5,268
Future commitments	$1,271	$1,827

        The Company expects $550,000 of the future commitments to be paid in 2016, $14,000 in 2017, and $707,000 in 2018 through 2023.

        For tax purposes, the Company had low income housing tax credits of $685,000 and $581,000 for the years ended December 31, 2015 and December 2014, respectively, and low income housing investment losses of $916,000 and $338,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

13) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. In 2015, the Company granted 243,000 shares of nonqualified stock options and 103,855 shares of restricted stock subject to time vesting requirements. There were 940,985 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2015.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,726,106	$11.23
Granted	243,000	$9.50
Exercised	(54,406)	$5.79
Forfeited or expired	(139,673)	$18.12

Outstanding at December 31, 2015	1,775,027	$10.62	5.8	$6,381,061

Vested or expected to vest	1,686,276		5.8	$6,062,008

Exercisable at December 31, 2015	1,259,434		4.7	$4,527,179

        Information related to the equity plans for each of the last three years:

	2015	2014	2013
Intrinsic value of options exercised	$216,681	$258,467	$51,000
Cash received from option exercise	$315,076	$262,035	$88,000
Tax benefit realized from option exercises	$85,411	$102,710	$17,245
Weighted average fair value of options granted	$3.15	$3.90	$3.84

        As of December 31, 2015, there was $1,842,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.48 years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	2015	2014	2013
Expected life in months(1)	72	84	96
Volatility(1)	47%	57%	54%
Weighted average risk-free interest rate(2)	1.57%	2.09%	1.49%
Expected dividends(3)	3.37%	2.06%	0.12%

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2015	100,000	$8.25
Granted	103,855	$9.80
Vested	(31,250)	$7.81
Forfeited or expired	(5,000)	$8.70

Nonvested shares at December 31, 2015	167,605	$9.28

        As of December 31, 2015, there was $1,363,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2004 Plan and 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.16 years.

14) Benefit Plans

  401(k) Savings Plan

        The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $1,500 for each employee's contributions in 2015. The Company made a discretionary matching contribution of up to $1,000 for each employee's contributions in 2014 and 2013. Contribution expense was $342,000, $206,000, and $196,000 in 2015, 2014 and 2013, respectively.

  Employee Stock Ownership Plan

        The Company sponsors a non-contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. The Company has suspended contributions to the ESOP since 2010. At December 31, 2015, the ESOP owned 123,707 shares of the Company's common stock.

  Deferred Compensation Plan

        The Company has a nonqualified deferred compensation plan for its directors ("Deferral Agreements"). Under the Deferral Agreements, a participating director may defer up to 100% of his or her board fees into a deferred account. The director may elect a distribution schedule of up to ten years. Amounts deferred earn interest. The Company's deferred compensation obligation of $20,000 and $50,000 as of December 31, 2015 and 2014 is included in "Accrued interest payable and other liabilities."

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company has purchased life insurance policies on the life of one of its former directors who has a Deferral Agreement. It is expected that the earnings on these policies will offset the cost of the program. In addition, the Company will receive death benefit payments upon the death of the former director. The proceeds will permit the Company to "complete" the deferral program as the former director originally intended if he dies prior to the completion of the deferral program. The disbursement of deferred fees is accelerated at death and commences one month after the former director dies.

        In the event of the former director's disability prior to attainment of his benefit eligibility date, the former director may request that the Board permit him to receive an immediate disability benefit equal to the annualized value of the director's deferral account.

  Nonqualified Defined Benefit Pension Plan

        The Company has a supplemental retirement plan covering some current and some former key executives and directors ("SERP"). The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 53 at December 31, 2015. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. The SERP has no assets and the entire projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

        The following table sets forth the SERP's status at December 31:

	2015	2014
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$24,570	$20,712
Service cost	862	714
Actuarial loss (gain)	805	3,059
Interest cost	883	911
Benefits paid	(833)	(826)

Projected benefit obligation at end of year	$26,287	$24,570

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$7,149	$6,730

        Weighted-average assumptions used to determine the benefit obligation at year-end:

	2015	2014
Discount rate	4.00%	3.65%
Rate of compensation increase	N/A	N/A

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Year	Estimated Benefit Payments
(Dollars in thousands)
2016	$919
2017	1,413
2018	1,549
2019	1,585
2020	1,635
2021 to 2025	9,468

        The components of pension cost for the SERP follow:

	2015	2014
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$862	$714
Interest cost	883	911
Amortization of net actuarial loss	386	142

Net periodic benefit cost	$2,131	$1,767

        The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $239,000 and $386,000 as of December 31, 2015 and 2014, respectively.

        Net periodic benefit cost was determined using the following assumption:

	2015	2014
Discount rate	3.65%	4.50%
Rate of compensation increase	N/A	N/A

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following sets forth the funded status of the split dollar life insurance benefits.

	2015	2014
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,641	$4,353
Interest cost	169	196
Actuarial loss.	1,405	92

Projected benefit obligation at end of year	$6,215	$4,641

        Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	2015	2014
	(Dollars in thousands)
Net actuarial loss	$2,147	$540
Prior transition obligation	1,418	1,507

Accumulated other comprehensive loss	$3,565	$2,047

        Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2015	2014
Discount rate	4.00%	3.65%

        Components of net periodic benefit cost during the year are:

	2015	2014
	(Dollars in thousands)
Amortization of prior transition obligation	$(113)	$(102)
Interest cost	169	196

Net periodic benefit cost	$56	$94

        The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 as of December 31, 2015 and 2014.

        Weighted-average assumption used to determine the net periodic benefit cost:

	2015	2014
Discount rate	3.65%	4.50%

15) Fair Value

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2015:
Available-for-sale securities:
Agency mortgage-backed securities	$324,230	—	$324,230	—
U.S. Treasury	$30,003	$30,003	$—	—
Trust preferred securities	$15,132	—	$15,132	—
U.S. Government sponsored entities	$9,041	—	$9,041
Corporate bonds	$6,673	—	$6,673
I/O strip receivables	$1,367	—	$1,367	—
Assets at December 31, 2014:
Available-for-sale securities:
Agency mortgage-backed securities	$154,172	—	$154,172	—
Corporate bonds	$36,863	—	$36,863	—
Trust preferred securities	$15,300	—	$15,300	—
I/O strip receivables	$1,481	—	$1,481	—

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2015:
Impaired loans — held-for-investment:
Commercial	$1,333	—	—	$1,333
Real estate:
Commercial and residential	503	—	—	503
Land and construction	219	—	—	219
Home equity	647			647

	$2,702	—	—	$2,702

Assets at December 31, 2014:
Impaired loans — held-for-investment:
Commercial	$859	—	—	$859
Real estate:
Commercial and residential	587	—	—	587
Land and construction	1,176	—	—	1,176

	$2,622	—	—	$2,622

Foreclosed assets:
Land and construction	$31	—	—	$31

	$31			$31

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table shows the detail of the impaired loans held-for- investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$2,988	$3,026
Book value of impaired loans held-for-investment carried at cost	3,539	2,996

Total impaired loans held-for-investment	$6,527	$6,022

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$2,988	$3,026
Specific valuation allowance	(286)	(404)

Impaired loans held-for-investment carried at fair value, net	$2,702	$2,622

        Impaired loans held-for-investment were $6,527,000 at December 31, 2015. There were no partial charge-offs at December 31, 2015. In addition, these loans had a specific valuation allowance of $286,000 at December 31, 2015. Impaired loans held-for-investment totaling $2,988,000 at December 31, 2015 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $3,539,000 of impaired loans were carried at cost at December 31, 2015, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2015 on impaired loans held-for-investment carried at fair value at December 31, 2015 resulted in an additional provision for loan losses of $156,000.

        At December 31, 2015, foreclosed assets had a carrying amount of $364,000, with no valuation allowance at December 31, 2015.

        Impaired loans held for investment of $6,022,000 at December 31, 2014, after partial charge offs of $107,000 in 2014, were analyzed for additional impairment primarily using the fair value of collateral. In addition, these loans had a specific valuation allowance of $404,000 at December 31, 2014. Impaired loans held for investment totaling $3,026,000 at December 31, 2014 were carried at fair value as a result of the aforementioned partial charge offs and specific valuation allowances at year end. The remaining $2,996,000 of impaired loans were carried at cost at December 31, 2014, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge offs and changes in specific valuation allowances during 2014 on impaired loans held for investment carried at fair value at December 31, 2014 resulted in a credit to the provision for loan losses of $100,000.

        At December 31, 2014, foreclosed assets had a carrying amount of $696,000, with no valuation allowance at December 31, 2014.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis, except for consumer loans, at December 31, 2015 and 2014:

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans — held-for-investment:
Commercial	$1,333	Market Approach	Discount adjustment for differences between comparable sales	0% to 5% (5%)
Real estate:
Commercial and residential	503	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	219	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Home equity	647	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2%)

	December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans — held-for-investment:
Commercial	$859	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	587	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	1,176	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Land and construction	31	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments, at year-end were as follows:

		December 31, 2015 Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$344,092	$344,092	$—	$—	$344,092
Securities available-for-sale	385,079	30,003	355,076	—	385,079
Securities held-to-maturity	109,311	—	109,821	—	109,821
Loans (including loans held-for-sale), net	1,347,087	—	7,297	1,337,939	1,345,236
FHLB stock, FRB stock, and other investments	12,694	—	—	—	N/A
Accrued interest receivable	5,043	—	1,654	3,389	5,043
I/O strips receivables	1,367	—	1,367	—	1,367
Liabilities:
Time deposits	$244,861	$—	$245,279	$—	$245,279
Other deposits	1,817,914	—	1,817,914	—	1,817,914
Short-term borrowings	3,000	—	3,000		3,000
Accrued interest payable	195	—	195	—	195

		December 31, 2014 Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$122,403	$122,403	$—	$—	$122,403
Securities available-for-sale	206,335	—	206,335	—	206,335
Securities held-to-maturity	95,362	—	94,953	—	94,953
Loans (including loans held-for-sale), net	1,071,436	—	1,172	1,071,854	1,073,026
FHLB and FRB stock	10,598	—	—	—	N/A
Accrued interest receivable	5,044	—	1,435	3,609	5,044
I/O strips receivables	1,481	—	1,481	—	1,481
Liabilities:
Time deposits	$256,223	$—	$256,589	$—	$256,589
Other deposits	1,132,163	—	1,132,163	—	1,132,163
Accrued interest payable	201	—	201	—	201

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

16) Commitments and Contingencies

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

        Commitments to extend credit were as follows:

	December 31, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$16,917	$539,897	$8,164	$415,146
Standby letters of credit	3,402	13,458	3,235	12,783

	$20,319	$553,355	$11,399	$427,929

        Commitments generally expire within one year.

        Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

        The Company is required to maintain interest-bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2015, the Company maintained reserves of $29,015,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Loss Contingencies

        The Company's policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. A number of parties have filed complaints in the Superior Court of California for the County of Santa Clara asserting certain claims against the Company arising from the transfer of funds. One complaint composed of numerous claims has been set for trial in late 2016. Three of the remaining complaints are in the pleading stage and in mid-discovery. One other complaint is in mid-discovery. As to all claims, it is not possible to determine the amount of the loss, if any, arising from the claim in excess of the legal expenses expected to be incurred in defense of the litigation. The Company intends to vigorously defend the litigation.

17) Shareholders' Equity and Earnings Per Share

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

        Dividends—On January 28, 2016, the Company announced that its Board of Directors declared a $0.09 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend was paid on February 25, 2016, to shareholders of record on February 10, 2016.

        Earnings Per Share—Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive at December 31, 2013. The Company

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchased the warrant for $140,000 in the second quarter of 2013. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$14,705	$12,419	$11,204
Less: undistributed earnings allocated to Series C Preferred Stock	(912)	(1,342)	(1,687)

Distributed and undistributed earnings allocated to common shareholders	$13,793	$11,077	$9,517

Weighted average common shares outstanding for basic earnings per common share	28,567,213	26,390,615	26,338,161
Dilutive effect of stock options oustanding, using the treasury stock method	218,865	135,667	48,291

Shares used in computing diluted earnings per common share	28,786,078	26,526,282	26,386,452

Basic earnings per share	$0.48	$0.42	$0.36
Diluted earnings per share	$0.48	$0.42	$0.36

18) Capital Requirements

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

        As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements on January 1, 2015 and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2015.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2015 and December 31, 2014, the Company and HBC met all capital adequacy guidelines to which they were subject.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2015, and under the Basel I regulatory requirements as of December 31, 2014.

	Actual		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital	$218,915	12.5%	$140,041	8.0%
(to risk-weighted assets)
Tier 1 Capital	$199,299	11.4%	$105,031	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$181,221	10.4%	$78,773	4.5%
(to risk-weighted assets)
Tier 1 Capital	$199,299	8.6%	$92,918	4.0%
(to average assets)

	Actual		To Be Well-Capitalized Under Basel I Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel I
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital	$186,068	13.9%	$134,109	10.0%	$107,287	8.0%
(to risk-weighted assets)
Tier 1 Capital	$169,278	12.6%	$80,465	6.0%	$53,644	4.0%
(to risk-weighted assets)
Tier 1 Capital	$169,278	10.6%	N/A	N/A	$63,949	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        HBC's actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2015, and under the Basel I regulatory requirements as of December 31, 2014.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital	$219,943	12.6%	$175,022	10.0%	$140,018	8.0%
(to risk-weighted assets)
Tier 1 Capital	$200,327	11.4%	$140,018	8.0%	$105,013	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$200,327	11.4%	$113,764	6.5%	$78,760	4.5%
(to risk-weighted assets)
Tier 1 Capital	$200,327	8.6%	$116,112	5.0%	$92,889	4.0%
(to average assets)

	Actual		To Be Well-Capitalized Under Basel I Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel I
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital	$175,765	13.1%	$134,095	10.0%	$107,276	8.0%
(to risk-weighted assets)
Tier 1 Capital	$158,976	11.9%	$80,457	6.0%	$53,638	4.0%
(to risk-weighted assets)
Tier 1 Capital	$158,976	9.9%	$79,959	5.0%	$63,967	4.0%
(to average assets)

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight — Division of Financial Institutions ("DBO") may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2015, HBC would be required to obtain regulatory approval from the DBO for a dividend or other distribution to HCC, however,

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commencing January 1, 2016 HBC will not be required to obtain regulatory approval. The amount available for cash dividened is $22,361,000 as of January 1, 2016. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company.

19) Noninterest Expense

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Salaries and employee benefits	$35,146	$26,250	$23,450
Occupancy and equipment	4,300	4,053	4,043
Acquisition and integration related costs(1)	3,546	895	—
Professional fees	1,828	1,891	2,588
Data processing	1,371	969	1,078
Software subscriptions	1,214	999	1,289
Insurance expense	1,127	1,126	1,032
FDIC deposit insurance premiums	1,092	892	894
Correspondent bank charges	1,021	760	684
Amortization on intangible assets	1,043	510	473
Foreclosed assets	(94)	53	(251)
Other	7,079	5,824	5,190

Total	$58,673	$44,222	$40,470

(1)
Does not include pre-tax severance and retention cost of $2,887,000, which is included in salaries and employee benefits for the year ended December 31, 2015.

20) Business Segment Information

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

View Funding, which has been included in the results of operations since the acquisition on November 1, 2014.

	For the Twelve Months Ended Deember 31, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$66,306	$12,437	$78,743
Intersegment interest allocations	1,087	(1,087)	—
Total interest expense	2,422	—	2,422

Net interest income	64,971	11,350	76,321
Provision (credit) for loan losses	(156)	188	32

Net interest income after provision	65,127	11,162	76,289
Noninterest income	8,234	751	8,985
Noninterest expense	51,438	7,235	58,673
Intersegment expense allocations	386	(386)	—

Income before income taxes	22,309	4,292	26,601
Income tax expense	8,301	1,803	10,104

Net income	$14,008	$2,489	$16,497

Total assets	$2,306,543	$55,036	$2,361,579
Loans, net of deferred fees	$1,318,657	$40,059	$1,358,716
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

	For the Twelve Months Ended Deember 31, 2014
	Banking(1)	Factoring(2)	Consolidated
	(Dollars in thousands)
Interest income	$57,178	$2,078	$59,256
Intersegment interest allocations	31	(31)	—
Total interest expense	2,033	120	2,153

Net interest income	55,176	1,927	57,103
Provision (credit) for loan losses	(338)	—	(338)

Net interest income after provision	55,514	1,927	57,441
Noninterest income	7,662	84	7,746
Noninterest expense	43,132	1,090	44,222

Income before income taxes	20,044	921	20,965
Income tax expense	7,151	387	7,538

Net income	$12,893	$534	$13,427

Total assets	$1,561,911	$55,192	$1,617,103
Loans, net of deferred fees	$1,048,631	$40,012	$1,088,643
Goodwill	$—	$13,044	$13,044

(1)
Includes the holding company's results of operations

(2)
Includes two months of Bay View Funding's results of operations

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21) Parent Company only Condensed Financial Information

        The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,686	$10,159
Investment in subsidiary bank	246,357	173,453
Other assets	400	953

Total assets	$248,443	$184,565

Liabilities and Shareholder's Equity
Short-term borrowings	3,000	—
Other liabilities	7	207
Shareholder's equity	245,436	184,358

Total liabilities and shareholder's equity	$248,443	$184,565

Condensed Statements of Operations

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Dividend from subsidiary bank	$—	$—	$16,000
Interest expense	(18)	—	(229)
Other expenses	(2,705)	(2,033)	(2,080)

Income (loss) before income taxes and equity in net income of subsidiary bank	(2,723)	(2,033)	13,691
Equity in net income of subsidiary bank:
Reduction in contributed capital and distribution from subsidiary bank	—	—	(16,000)
Net income of subsidiary bank	18,081	14,614	13,155
Income tax benefit	1,139	846	694

Net income	16,497	13,427	11,540
Dividends and discount accretion on preferred stock	(1,792)	(1,008)	(336)

Net income available to common shareholders	$14,705	$12,419	$11,204

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$16,497	$13,427	$11,540
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award, net of forfeitures and taxes	265	(9)	200
Equity in undistributed loss/(net income) of subsidiary bank	(18,081)	(14,614)	2,845
Net change in other assets and liabilities	269	(2,158)	4,478

Net cash (used in) provided by operating activities	(1,050)	(3,354)	19,063
Cash flows from financing activities:
Repayment of subordinated debt	—	—	(9,279)
Net change in purchased funds and other short-term borrowings	3,000	—	—
Payment of cash dividends	(10,738)	(5,758)	(1,916)
Proceeds from issuance of common stock, net of issuance costs	315	262	88
Payment of repurchase of common stock warrant	—	—	(140)

Net cash used in financing activities	(7,423)	(5,496)	(11,247)

Net (decrease) increase in cash and cash equivalents	(8,473)	(8,850)	7,816
Cash and cash equivalents, beginning of year	10,159	19,009	11,193

Cash and cash equivalents, end of year	$1,686	$10,159	$19,009

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22) Quarterly Financial Data (Unaudited)

        The following table discloses the Company's selected unaudited quarterly financial data:

	For the Quarter Ended(1)
	12/31/15	09/30/15	06/30/15	03/31/15
	(Dollars in thousands, except per share amounts)
Interest income	$22,896	$20,306	$18,175	$17,366
Interest expense	758	623	533	508

Net interest income	22,138	19,683	17,642	16,858
Provision (credit) for loan losses	371	(301)	22	(60)

Net interest income after provision for loan losses	21,767	19,984	17,620	16,918
Noninterest income	2,829	2,066	2,164	1,926
Noninterest expense	17,361	16,419	12,617	12,276

Income before income taxes	7,235	5,631	7,167	6,568
Income tax expense	2,812	2,172	2,690	2,430

Net income	4,423	3,459	4,477	4,138
Dividends on preferred stock	(448)	(448)	(448)	(448)

Net income available to common shareholders	3,975	3,011	4,029	3,690
Undistributed earnings allocated to Series C Preferred Stock	(209)	(111)	(331)	(274)

Distributed and undistributed earnings allocated to common shareholders	$3,766	$2,900	$3,698	$3,416

Earnings per common share
Basic	$0.12	$0.10	$0.14	$0.13
Diluted	$0.12	$0.10	$0.14	$0.13

(1)
Pre-tax severance, retention and acquisition and integration costs included in noninterest expense were $2,991,000, $2,865,000, $423,000, and $119,000, for the fourth, third, second, and first quarters of 2015, respectively.

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

(1)
The Company's selected unaudited quarterly financial data for the quarter ended December 31, 2014 includes Bay View Funding acquisition and integration costs of $609,000, and the results of operations for Bay View Funding for the months of November and December 2014.

(2)
The Company's selected unaudited quarterly financial data for the quarter ended September 30, 2014 includes Bay View Funding acquisition and integration costs of $234,000.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated April 23, 2015, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Focus Business Bank (incorporated by reference from the Registrant's Current Report on Form 8-K filed on April 23, 2015)
3.1	Restated Articles of Incorporation of Heritage Commerce Corp (incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp, as filed with the California Secretary of State on June 1, 2010 (incorporated by reference from the Registration Statement on Form S-1 filed July 23, 2010)
3.3	Bylaws, as amended, of Heritage Commerce Corp (incorporated by reference from the Registrant's Current Report Form 8-K filed June 28, 2013)
4.1
Certificate of Determination of Series C Convertible Perpetual Preferred Stock, as filed with the California Secretary of State on June 17, 2010 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed on June 22, 2010)
10.1	Real Property Lease for Registrant's Principle Office dated April 13, 2000 (incorporated by reference from Registrant's Annual Report on Form 10-K filed on March 6, 2015)
10.2	Sixth Amendment to Lease for Registrant's Principle Office dated November 17, 2014 (incorporated by reference from Registrant's Annual Report on Form 10-K filed on March 6, 2015)
*10.3	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed May 3, 2005)
*10.4	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 2, 2009)
*10.5	Restricted Stock Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.6	2004 Stock Option Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.7	Non-qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 31, 2005)
*10.8	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed October 22, 2007)
*10.9	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed July 21, 2011)
*10.10	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 1, 2012)
*10.11	Employment Agreement with David Porter, dated June 25, 2012 (incorporated by reference from the Registrant's Current Report on Form 8-K filed June 25, 2012)

Exhibit Number	Description
*10.12	Employment Agreement with Keith Wilton, dated February 18, 2014 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 20, 2014)
*10.13	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 9, 2012)
*10.14	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 9, 2012)
*10.15	2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement in Form S-8 filed July 15, 2013)
*10.16	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement on Form S-8 filed July 15, 2013)
*10.17	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement on Form S-8 filed July 15, 2013)
*10.18	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed September 30, 2008)
*10.19	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
*10.20	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
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