Form 10-Q
period 2016-03-31
HERITAGE COMMERCE CORP
filed 2016-05-06
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Mach 31, 2016
OR
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

        The Registrant had 32,170,920 shares of Common Stock outstanding on April 28, 2016.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Cash and due from banks	$25,573	$24,112
Interest-bearing deposits in other financial institutions	117,562	319,980

Total cash and cash equivalents	143,135	344,092
Securities available-for-sale, at fair value	448,540	385,079
Securities held-to-maturity, at amortized cost (fair value of $187,047 at March 31, 2016 and $109,821 at December 31, 2015)	185,165	109,311
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	2,389	7,297
Loans, net of deferred fees	1,395,264	1,358,716
Allowance for loan losses	(19,458)	(18,926)

Loans, net	1,375,806	1,339,790
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	12,702	12,694
Company owned life insurance	60,470	60,021
Premises and equipment, net	7,625	7,773
Goodwill	45,664	45,664
Other intangible assets	8,126	8,518
Accrued interest receivable and other assets	37,711	41,340

Total assets	$2,327,333	$2,361,579

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$768,525	$821,405
Demand, interest-bearing	506,272	496,278
Savings and money market	493,275	496,843
Time deposits-under $250	61,595	62,026
Time deposits-$250 and over	179,048	160,815
Time deposits-brokered	11,829	17,825
CDARS—money market and time deposits	8,192	7,583

Total deposits	2,028,736	2,062,775
Short-term borrowings	—	3,000
Accrued interest payable and other liabilities	46,938	50,368

Total liabilities	2,075,674	2,116,143
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at March 31, 2016 and December 31, 2015 (liquidation preference of $21,004 at March 31, 2016 and December 31, 2015)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 32,170,920 shares issued and outstanding at March 31, 2016 and 32,113,479 shares issued and outstanding at December 31, 2015	194,153	193,364
Retained earnings	41,485	38,773
Accumulated other comprehensive loss	(3,498)	(6,220)

Total shareholders' equity	251,659	245,436

Total liabilities and shareholders' equity	$2,327,333	$2,361,579

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$19,188	$15,004
Securities, taxable	2,774	1,604
Securities, exempt from Federal tax	579	506
Other investments and interest-bearing deposits in other financial institutions	521	252

Total interest income	23,062	17,366

Interest expense:
Deposits	747	508
Short-term borrowings	11	—

Total interest expense	758	508

Net interest income before provision for loan losses	22,304	16,858
Provision (credit) for loan losses	401	(60)

Net interest income after provision for loan losses	21,903	16,918

Noninterest income:
Service charges and fees on deposit accounts	767	623
Increase in cash surrender value of life insurance	449	400
Servicing income	371	306
Gain on sales of SBA loans	305	207
Gain on sales of securities	180	—
Other	542	390

Total noninterest income	2,614	1,926

Noninterest expense:
Salaries and employee benefits	8,947	8,042
Occupancy and equipment	1,085	1,045
Professional fees	825	95
Other	3,828	3,094

Total noninterest expense	14,685	12,276

Income before income taxes	9,832	6,568
Income tax expense	3,726	2,430

Net income	6,106	4,138
Dividends on preferred stock	(504)	(448)

Net income available to common shareholders	$5,602	$3,690

Earnings per common share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income	$6,106	$4,138
Other comprehensive income:
Change in net unrealized holding gains on available-for-sale securities and I/O strips	4,839	888
Deferred income taxes	(2,032)	(374)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(14)	(14)
Deferred income taxes	6	6
Reclassification adjustment for gains on sales of securities realized in income	(180)	—
Deferred income taxes	75	—

Change in unrealized gains on securities and I/O strips, net of deferred income taxes	2,694	506

Change in net pension and other benefit plan liabilities adjustment	48	48
Deferred income taxes	(20)	(20)

Change in pension and other benefit plan liabilities net of deferred income taxes	28	28

Other comprehensive income	2,722	534

Total comprehensive income	$8,828	$4,672

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31, 2016 and 2015
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2015	21,004	$19,519	26,503,505	$133,676	$33,014	$(1,851)	$184,358
Net income	—	—	—	—	4,138	—	4,138
Other comprehensive income	—	—	—	—	—	534	534
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(14)	—	—	(14)
Cash dividend declared $0.08 per share	—	—	—	—	(2,569)	—	(2,569)
Stock option expense, net of forfeitures and taxes	—	—	—	224	—	—	224
Stock options exercised	—	—	19,234	106	—	—	106

Balance, March 31, 2015	21,004	$19,519	26,522,739	$133,992	$34,583	$(1,317)	$186,777

Balance, January 1, 2016	21,004	$19,519	32,113,479	$193,364	$38,773	$(6,220)	$245,436
Net income	—	—	—	—	6,106	—	6,106
Other comprehensive income	—	—	—	—	—	2,722	2,722
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	186	—	—	186
Cash dividend declared $0.09 per share	—	—	—	—	(3,394)	—	(3,394)
Stock option expense, net of forfeitures and taxes	—	—	—	245	—	—	245
Stock options exercised	—	—	57,441	358	—	—	358

Balance, March 31, 2016	21,004	$19,519	32,170,920	$194,153	$41,485	$(3,498)	$251,659

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,106	$4,138
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	667	293
Gain on sale of securities available-for-sale	(180)	—
Gain on sale of SBA loans	(305)	(207)
Proceeds from SBA loans originated for sale	4,927	2,345
SBA loans originated for sale	(2,505)	(2,356)
Provision (credit) for loan losses	401	(60)
Increase in cash surrender value of life insurance	(449)	(400)
Depreciation and amortization	169	186
Amortization of intangible assets	392	189
Gain on sale of foreclosed assets, net	—	(124)
Stock option expense, net	245	224
Amortization of restricted stock awards, net	186	(14)
Effect of changes in:
Accrued interest receivable and other assets	1,700	(1,074)
Accrued interest payable and other liabilities	(3,387)	(1,841)

Net cash provided by operating activities	7,967	1,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(75,803)	—
Purchase of securities held-to-maturity	(78,680)	—
Maturities/paydowns/calls of securities available-for-sale	11,075	6,204
Maturities/paydowns/calls of securities held-to-maturity	2,665	720
Proceeds from sale of securities available-for-sale	5,598	—
Net change in loans	(33,675)	(11,877)
Change in Federal Home Loan Bank and Federal Reserve Bank stock and other investments	(8)	(20)
Purchase of premises and equipment	(21)	(75)
Proceeds from sale of foreclosed assets	—	322

Net cash used in investing activities	(168,849)	(4,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(34,039)	35,263
Exercise of stock options	358	106
Repayment of short-term borrowings	(3,000)	—
Payment of cash dividends	(3,394)	(2,569)

Net cash (used in) provided by financing activities	(40,075)	32,800

Net (decrease) increase in cash and cash equivalents	(200,957)	29,373
Cash and cash equivalents, beginning of period	344,092	122,403

Cash and cash equivalents, end of period	$143,135	$151,776

Supplemental disclosures of cash flow information:
Interest paid	$741	$487
Income taxes paid	1,375	1,000
Supplemental schedule of non-cash investing activity:
Transfer of loans held for sale to loan portfolio	2,791	—
Loans transferred to foreclosed assets	49	1,236

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce ("HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2015.

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

        The Company acquired Focus Business Bank ("Focus") on August 20, 2015. Focus was merged with HBC, with HBC as the surviving bank. Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015.

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. With the acquisition of Bay View Funding, the Company now has two reportable segments consisting of Banking and Factoring. The Company's management uses segment results in its operating and strategic planning.

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

        The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2016.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

1) Basis of Presentation (Continued)

Adoption of New Accounting Standards

        In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustment. This update applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer's record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company has evaluated the adoption of the new guidance and has determined it did not have a material impact on the consolidated financial statements.

Newly Issued, but not yet Effective Accounting Standards

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Recognition and Measurement of Financial Assets and Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

1) Basis of Presentation (Continued)

A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. A nonpublic entity can make a one-time accounting policy election to switch from measuring all liability-classified awards at fair value to intrinsic value. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

2) Earnings Per Share (Continued)

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

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$5,602	$3,690
Less: undistributed earnings allocated to Series C Preferred Stock	(403)	(274)

Distributed and undistributed earnings allocated to common shareholders	$5,199	$3,416

Weighted average common shares outstanding for basic earnings per common share	32,125,716	26,509,723
Dilutive effect of stock options oustanding, using the the treasury stock method	251,777	170,530

Shares used in computing diluted earnings per common share	32,377,493	26,680,253

Basic earnings per share	$0.16	$0.13
Diluted earnings per share	$0.16	$0.13

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended March 31, 2016 and 2015
	Unrealized Gains on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2016, net of taxes	$1,090	$403	$(7,713)	$(6,220)
Other comprehensive income before reclassification, net of taxes	2,807	—	—	2,807
Amounts reclassified from other comprehensive income (loss), net of taxes	(105)	(8)	28	(85)

Net current period other comprensive income, net of taxes	2,702	(8)	28	2,722

Ending balance March 31, 2016, net of taxes	$3,792	$395	$(7,685)	$(3,498)

Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive income (loss) before reclassification, net of taxes	514	—	(21)	493
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	49	41

Net current period other comprehensive income (loss), net of taxes	514	(8)	28	534

Ending balance March 31, 2015, net of taxes	$4,180	$427	$(5,924)	$(1,317)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended March 31,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2016	2015
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$180	$—	Realized gains on sale of securities
	(75)	—	Income tax expense

	105	—	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	14	14	Interest income on taxable securities
	(6)	(6)	Income tax expense

	8	8	Net of tax

Amortization of defined benefit pension plan items
Prior transition obligation	13	12
Actuarial losses	(60)	(96)

	(47)	(84)	Salaries and employee benefits
	19	35	Income tax expense

	(28)	(49)	Net of tax

Total reclassification for the period	$85	$(41)

(1)
This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$388,282	$4,543	$(72)	$392,753
U.S. Treasury	30,054	278	—	30,332
Trust preferred securities	15,000	225	—	15,225
U.S. Government sponsored entities	9,041	140	—	9,181
Corporate bonds	1,005	44		1,049

Total	$443,382	$5,230	$(72)	$448,540

Securities held-to-maturity:
Municipals—tax exempt	$92,589	$2,091	$(458)	$94,222
Agency mortgage-backed securities	92,576	296	(47)	92,825

Total	$185,165	$2,387	$(505)	$187,047

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$324,077	$2,457	$(2,304)	$324,230
U.S. Treasury	30,047	—	(44)	30,003
Trust preferred securities	15,000	132	—	15,132
U.S. Government sponsored entities	9,042	13	(14)	9,041
Corporate bonds	6,412	261	—	6,673

Total	$384,578	$2,863	$(2,362)	$385,079

Securities held-to-maturity:
Municipals—tax exempt	$93,518	$1,517	$(863)	$94,172
Agency mortgage-backed securities	15,793	24	(168)	15,649

Total	$109,311	$1,541	$(1,031)	$109,821

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$57,940	$(58)	$4,182	$(14)	$62,122	$(72)

Total	$57,940	$(58)	$4,182	$(14)	$62,122	$(72)

Securities held-to-maturity:
Municipals—Tax Exempt	$2,051	$(24)	$18,643	$(434)	$20,694	$(458)
Agency mortgage-backed securities	7,297	(14)	3,705	(33)	11,002	(47)

Total	$9,348	$(38)	$22,348	$(467)	$31,696	$(505)

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$241,067	$(2,258)	$2,165	$(46)	$243,232	$(2,304)
U.S. Treasury	30,003	(44)	—	—	30,003	(44)
U.S. Government sponsored entities	4,980	(14)	—	—	4,980	(14)

Total	$276,050	$(2,316)	$2,165	$(46)	$278,215	$(2,362)

Securities held-to-maturity:
Municipals—Tax Exempt	$9,920	$(78)	$24,412	$(785)	$34,332	$(863)
Agency mortgage-backed securities	7,152	(89)	4,409	(79)	11,561	(168)

Total	$17,072	$(167)	$28,821	$(864)	$45,893	$(1,031)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At March 31, 2016, the Company held 475 securities (199 available-for-sale and 276 held-to-maturity), of which 72 had fair values below amortized cost. At March 31, 2016, there were $4,182,000 of agency mortgage-backed securities available-for-sale, $18,643,000 of municipal bonds held-to-maturity, and $3,705,000 of agency mortgage-backed securities held-to-maturity carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $481,000 at March 31, 2016. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

4) Securities (Continued)

more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at March 31, 2016.

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

        The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Proceeds	$5,598	$—
Gross gains	180	—
Gross losses	—	—

        The amortized cost and estimated fair values of securities as of March 31, 2016, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$6,290	$6,297
Due after one through five years	33,810	34,265
Due after ten years	15,000	15,225
Agency mortgage-backed securities	388,282	392,753

Total	$443,382	$448,540

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due less than 3 months	$612	$614
Due after 3 months through one year	1,039	1,045
Due after one through five years	5,239	5,319
Due after five through ten years	14,726	15,533
Due after ten years	70,973	71,711
Agency mortgage-backed securities	92,576	92,825

Total	$185,165	$187,047

5) Loans

        Loans were as follows for the periods indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$592,128	$556,522
Real estate:
Commercial and residential	616,821	625,665
Land and construction	95,547	84,428
Home equity	74,993	76,833
Consumer	16,476	16,010

Loans	1,395,965	1,359,458
Deferred loan origination fees, net	(701)	(742)

Loans, net of deferred fees	1,395,264	1,358,716
Allowance for loan losses	(19,458)	(18,926)

Loans, net	$1,375,806	$1,339,790

        At March 31, 2016 and December 31, 2015, total net loans included in the table above include $130,860,000, and $141,343,000, respectively, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

5) Loans (Continued)

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended March 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,748	$8,076	$102	$18,926
Charge-offs	(117)	—	—	(117)
Recoveries	32	216	—	248

Net (charge-offs) recoveries	(85)	216	—	131
Provision (credit) for loan losses	616	(224)	9	401

Balance, end of period	$11,279	$8,068	$111	$19,458

	Three Months Ended March 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(212)	(2)	—	(214)
Recoveries	436	13	—	449

Net recoveries	224	11	—	235
Provision (credit) for loan losses	(555)	473	22	(60)

Balance, end of period	$10,856	$7,554	$144	$18,554

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	March 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$111	$—	$113
Collectively evaluated for impairment	11,277	7,957	111	19,345
Acquired with deterioriated credit quality	—	—	—	—

Total allowance balance	$11,279	$8,068	$111	$19,458

Loans:
Individually evaluated for impairment	$190	$3,891	$3	$4,084
Collectively evaluated for impairment	591,693	783,470	16,473	1,391,636
Acquired with deterioriated credit quality	245	—	—	245

Total loan balance	$592,128	$787,361	$16,476	$1,395,965

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

5) Loans (Continued)

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

Purchased Credit Impaired Loans:

        The Company has purchased loans, for which there was, at acquisition, evidence of impaired credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commercial	$820	$876
Outstanding balance	$820	$876
Carrying amount, net of discount of $575,000 and $639,000 at March 31, 2016 and December 31, 2015, respectively	$245	$237

        The Company did not increase the allowance for loan losses for the purchased credit impaired loans listed above during the first three months of 2016 or during 2015. No allowance for loan losses were reversed during the first three months of 2016 or during 2015.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

5) Loans (Continued)

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

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$290	$290	$—	$745	$745	$—
Real estate:
Commercial and residential	3,769	2,910	—	3,851	2,992	—
Land and construction	231	213	—	237	219	—
Home Equity	296	296	—	302	302	—
Consumer	3	3	—	4	4	—

Total with no related allowance recorded	4,589	3,712	—	5,139	4,262	—
With an allowance recorded:
Commercial	145	145	2	1,506	1,506	174
Real estate:
Home Equity	472	472	111	759	759	112

Total with an allowance recorded	617	617	113	2,265	2,265	286

Total	$5,206	$4,329	$113	$7,404	$6,527	$286

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

5) Loans (Continued)

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended March 31, 2016
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,343	$2,951	$216	$914	$4	$5,428
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2015
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,907	$2,901	$1,305	$341	$5	$6,459
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	March 31,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$4,184	$6,733	$4,716
Restructured and loans over 90 days past due and still accruing	—	—	1,662

Total nonperforming loans	4,184	6,733	6,378
Other restructured loans	145	163	149

Impaired loans, excluding loans held-for-sale	$4,329	$6,896	$6,527

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

5) Loans (Continued)

        The following table presents the nonperforming loans by class for the periods indicated:

	March 31, 2016			December 31, 2015
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$290	$—	$290	$724	$1,378	$2,102
Real estate:
Commercial and residential	2,910	—	2,910	2,992	—	2,992
Land and construction	213	—	213	219	—	219
Home equity	768	—	768	777	284	1,061
Consumer	3	—	3	4	—	4

Total	$4,184	$—	$4,184	$4,716	$1,662	$6,378

        The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$2,906	$796	$—	$3,702	$588,426	$592,128
Real estate:
Commercial and residential	—	889	—	889	615,932	616,821
Land and construction	—	—	213	213	95,334	95,547
Home equity	1	295	—	296	74,697	74,993
Consumer	—	—	—	—	16,476	16,476

Total	$2,907	$1,980	$213	$5,100	$1,390,865	$1,395,965

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,285	$262	$1,704	$5,251	$551,271	$556,522
Real estate:
Commercial and residential	—	—	—	—	625,665	625,665
Land and construction	219	—	—	219	84,209	84,428
Home equity	—	—	284	284	76,549	76,833
Consumer	—	—	—	—	16,010	16,010

Total	$3,504	$262	$1,988	$5,754	$1,353,704	$1,359,458

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

5) Loans (Continued)

        Past due loans 30 days or greater totaled $5,100,000 and $5,754,000 at March 31, 2016 and December 31, 2015, respectively, of which $509,000 and $591,000 were on nonaccrual. At March 31, 2016, there were also $3,675,000 loans less than 30 days past due included in nonaccrual loans held for investment. At December 31, 2015, there were also $4,125,000 loans less than 30 days past due included in nonaccrual loans held for investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

March 31, 2016

(Unaudited)

5) Loans (Continued)

        Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at March 31, 2016 and December 31, 2015.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	March 31, 2016			December 31, 2015
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$580,826	$11,302	$592,128	$547,536	$8,986	$556,522
Real estate:
Commercial and residential	608,771	8,050	616,821	617,865	7,800	625,665
Land and construction	95,334	213	95,547	84,209	219	84,428
Home equity	73,889	1,104	74,993	75,511	1,322	76,833
Consumer	16,183	293	16,476	15,705	305	16,010

Total	$1,375,003	$20,962	$1,395,965	$1,340,826	$18,632	$1,359,458

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

        The book balance of troubled debt restructurings at March 31, 2016 was $148,000, which included $3,000 of nonaccrual loans and $145,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2015 was $153,000, which included $4,000 of nonaccrual loans and $149,000 of accruing loans. Approximately $2,000 and $3,000 in specific reserves were established with respect to these loans as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

5) Loans (Continued)

        There were no new loans modified as troubled debt restructurings during the three month periods ended March 31, 2016 and 2015.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month periods ended March 31, 2016 and 2015.

        A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Business Combinations

Bay View Funding

        On November 1, 2014, HBC acquired all of the outstanding common stock from the stockholders of BVF/CSNK Acquisition Corp., a Delaware corporation for an aggregate purchase price of $22,520,000. CSNK Working Capital Finance Corp. dba Bay View Funding ("Bay View Funding") its wholly-owned subsidiary provides business essential working capital factoring financing to various industries throughout the United States. BVF/CSNK was subsequently merged into Bay View Funding and Bay View Funding became a wholly owned subsidiary of HBC. Bay View Funding's results of operations have been included in the Company's results beginning November 1, 2014.

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

        Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015. Pre-tax severance, retention, acquisition and integration costs totaled $119,000 for the first three months of 2015, and $6,398,000 for the year ended December 31, 2015.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

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

        The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The gross contractual amount of four purchased credit impaired loans as of the acquisition date totaled $1,124,000. As of that date, contractual cash flows not expected to be collected on the purchased credit impaired loans totaled $819,000, which represents 72.9% of their gross outstanding principal balances. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include nonimpaired loans with a fair value and gross contractual amounts receivable of $170,048,000 and $174,660,000 respectively, on the date of acquisition. As of the acquisition date, the purchase discount on these nonimpaired loans totaled $4,612,000, which represents 2.6% of their gross outstanding principal balances.

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

March 31, 2016

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

        The following table presents pro forma financial information as if the acquisition had occurred on January 1, 2015, which includes the pre-acquisition period for Focus. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one-time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

UNAUDITED	For the Three Months Ended March 31, 2015
(Dollars in thousands, except per share amounts)
Net interest income	$20,092
Provision for loan losses	(10)
Noninterest income	3,102
Noninterest expense	15,418

Income before income taxes	7,786
Income tax expense	2,923

Net income	$4,863

Net income per share—basic	$0.13
Net income per share—diluted	$0.13

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

(7) Goodwill and Other Intangible Assets

  Goodwill

        At March 31, 2016, the carrying value of goodwill was $45,664,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding and $32,620,000 from its acquisition of Focus. During the fourth quarter of 2015, adjustments were made to the purchase price allocations for the Focus transaction that affected the amounts allocated to goodwill and other assets.

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

        The Company completed its annual impairment analysis on the goodwill as of November 30, 2015 with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the reporting unit exceeded its reported book value of equity at November 30, 2015. As such, no impairment was indicated and no further testing was required.

  Other Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. These assets are amortized over their estimated useful lives of 10 years. The customer relationship intangible asset was fully amortized at December 31, 2014. Accumulated amortization of these intangible assets was $4,810,000 and $4,703,000 at March 31, 2016 and December 31, 2015, respectively.

        The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful lives of 10 years. Accumulated amortization of this intangible asset was $496,000 and $288,000 at March 31, 2016 and December 31, 2015, respectively.

        Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $437,000 and $360,000 at March 31, 2016 and December 31, 2015, respectfully.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

        Estimated amortization expense for 2016 and each of the next five years following 2016:

			Bay View Funding
Year	Diablo Valley Bank Core Deposit Intangible	Focus Core Deposit Intangible	Below Market Value Lease Intangible	Customer & Brokered Relationship Intangible	Non-Compete Agreement Intangible	Total Amortization Expense
	(Dollars in thousands)
2016	$427	$831	$36	$190	$83	$1,567
2017	195	875	31	190	70	1,361
2018	—	775	—	190	—	965
2019	—	734	—	190	—	924
2020	—	716	—	190	—	906
2021	—	596	—	190	—	786

	$622	$4,527	$67	$1,140	$153	$6,509

        Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2016 and December 31, 2015.

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

        Under generally accepted accounting principles, a valuation allowance is required if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting Standards Codification (ASC) 740-10 Accounting for

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

8) Income Taxes (Continued)

Uncertainty in Income Taxes, the Company estimated the need for a reserve for income taxes of $270,000, net of Federal benefit, for uncertain state income tax positions of Bay View Funding as of March 31, 2016. The Company does not expect this amount to significantly increase or decrease in the next twelve months.

        The Company had net deferred tax assets of $18,690,000, and $22,218,000, at March 31, 2016, and December 31, 2015, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2016 and December 31, 2015 will be fully realized in future years.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements.

        The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Low income housing investments	$4,235	$4,304
Future commitments	$845	$1,271

        The Company expects $123,000 of the future commitments to be paid in 2016, $14,000 in 2017, and $708,000 in 2018 through 2023.

        For tax purposes, the Company had low income housing tax credits of $111,000 and $172,000 for the three months ended March 31, 2016 and March 31, 2015, respectively, and low income housing investment losses of $117,000 and $229,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

9) Benefit Plans (Continued)

unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$133	$216
Interest cost	259	221
Amortization of net actuarial loss	60	96

Net periodic benefit cost	$452	$533

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for some current and some former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,215	$4,641
Interest cost	62	169
Amortization of net actuarial loss	—	1,405

Projected benefit obligation at end of period	$6,277	$6,215

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Net actuarial loss	$2,183	$2,147
Prior transition obligation	1,395	1,418

Accumulated other comprehensive loss	$3,578	$3,565

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

9) Benefit Plans (Continued)

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Amortization of prior transition obligation	$(13)	$(12)
Interest cost	62	50

Net periodic benefit cost	$49	$38

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

        The holders of the Series C Preferred Stock have applied or intend to apply to the Federal Reserve for approval to exchange the 21,004 shares of Series C Preferred Stock for 5,601,000 common stock (the as converted equivalent). The Company has indicated to the holders that if such approval is obtained the Company would agree to enter into an exchange agreement to effect the exchange. One of the holders has obtained approval from the Federal Reserve. There is no assurance the other holder will obtain approval from the Federal Reserve.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

11) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2016:
Available-for-sale securities:
Agency mortgage-backed securities	$392,753	—	$392,753	—
U.S. Treasury	$30,332	$30,332	$—	—
Trust preferred securities	$15,225	—	$15,225	—
U.S. Government sponsored entities	$9,181	—	$9,181	—
Corporate bonds	$1,049	—	$1,049	—
I/O strip receivables	$1,369	—	$1,369	—
Assets at December 31, 2015:
Available-for-sale securities:
Agency mortgage-backed securities	$324,230	—	$324,230	—
U.S. Treasury	$30,003	$30,003	$—	—
Trust preferred securities	$15,132	—	$15,132	—
U.S. Government sponsored entities	$9,041	—	$9,041	—
Corporate bonds	$6,673	—	$6,673	—
I/O strip receivables	$1,367	—	$1,367	—

        There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

11) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2016:
Impaired loans—held-for-investment:
Commercial	$143	—	—	$143
Real estate:
Commercial and residential	482	—	—	482
Land and construction	213	—	—	213
Home equity	361	—	—	361

	$1,199	—	—	$1,199

Assets at December 31, 2015:
Impaired loans—held-for-investment:
Commercial	$1,333	—	—	$1,333
Real estate:
Commercial and residential	503	—	—	503
Land and construction	219	—	—	219
Home equity	647	—	—	647

	$2,702	—	—	$2,702

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

11) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$1,312	$2,988
Book value of impaired loans held-for-investment carried at cost	3,017	3,539

Total impaired loans held-for-investment	$4,329	$6,527

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$1,312	$2,988
Specific valuation allowance	(113)	(286)

Impaired loans held-for-investment carried at fair value, net	$1,199	$2,702

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $4,329,000 at March 31, 2016. In addition, these loans had a specific valuation allowance of $113,000 at March 31, 2016. Impaired loans held-for-investment totaling $1,312,000 at March 31, 2016, were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $3,017,000 of impaired loans were carried at cost at March 31, 2016, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first three months of 2016 on impaired loans held-for-investment carried at fair value at March 31, 2016 resulted in an additional provision for loan losses of $2,000.

        At March 31, 2016, foreclosed assets had a carrying amount of $386,000, with no valuation allowance at March 31, 2016.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

11) Fair Value (Continued)

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$143	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Commercial and residential	$482	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$213	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Home equity	$361	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,333	Market Approach	Discount adjustment for differences between comparable sales	0% to 5% (5%)
Real estate:
Commercial and residential	$503	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$219	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Home equity	$647	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2%)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

11) Fair Value (Continued)

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

        The carrying amounts and estimated fair values of financial instruments at March 31, 2016 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$143,135	$143,135	$—	$—	$143,135
Securities available-for-sale	448,540	30,332	418,208	—	448,540
Securities held-to-maturity	185,165	—	187,047	—	187,047
Loans (including loans held-for-sale), net	1,378,195	—	2,389	1,374,562	1,376,951
FHLB and FRB stock	12,702	—	—	—	N/A
Accrued interest receivable	6,681	83	2,216	4,382	6,681
I/O strips receivables	1,369	—	1,369	—	1,369
Liabilities:
Time deposits	$256,538	$—	$256,842	$—	$256,842
Other deposits	1,772,198	—	1,772,198	—	1,772,198
Accrued interest payable	188	—	188	—	188

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

11) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2015:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$344,092	$344,092	$—	$—	$344,092
Securities available-for-sale	385,079	30,003	355,076	—	385,079
Securities held-to-maturity	109,311	—	109,821	—	109,821
Loans (including loans held-for-sale), net	1,347,087	—	7,297	1,337,939	1,345,236
FHLB stock, FRB stock, and other investments	12,694	—	—	—	N/A
Accrued interest receivable	5,924	14	1,640	4,270	5,924
I/O strips receivables	1,367	—	1,367	—	1,367
Liabilities:
Time deposits	$244,861	$—	$245,279	$—	$245,279
Other deposits	1,817,914	—	1,817,914	—	1,817,914
Short-term borrowings	3,000	—	3,000		3,000
Accrued interest payable	170	—	170	—	170

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

11) Fair Value (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

12) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the three months ended March 31, 2016, the Company did not grant shares of nonqualified stock options and restricted stock. There were 940,985 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2016.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,775,027	$10.62
Exercised	(57,441)	$6.24
Forfeited or expired	(12,000)	$22.78

Outstanding at March 31, 2016	1,705,586	$10.68	5.6	$3,622,227

Vested or expected to vest	1,620,307		5.6	$3,441,116

Exercisable at March 31, 2016	1,255,734		4.6	$2,878,696

        As of March 31, 2016, there was $1,597,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.31 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2016	167,605	$9.28
Vested	(5,000)	$8.30

Nonvested shares at March 31, 2016	162,605	$9.31

        As of March 31, 2016, there was $1,255,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.92 years.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

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

        As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2016.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2016 and December 31, 2015, the Company and HBC met all capital adequacy guidelines to which they were subject.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

13) Capital Requirements (Continued)

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2016, and December 31, 2015.

	Actual		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio(1)
	(Dollars in thousands)
As of March 31, 2016:
Total Capital	$221,578	12.4%	$154,134	8.625%
(to risk-weighted assets)
Tier 1 Capital	$201,380	11.3%	$118,393	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$182,623	10.2%	$91,587	5.125%
(to risk-weighted assets)
Tier 1 Capital	$201,380	8.8%	$91,671	4.000%
(to average assets)

(1)
Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

	Actual		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital	$218,915	12.5%	$140,041	8.0%
(to risk-weighted assets)
Tier 1 Capital	$199,299	11.4%	$105,031	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$181,221	10.4%	$78,773	4.5%
(to risk-weighted assets)
Tier 1 Capital	$199,299	8.6%	$92,918	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

13) Capital Requirements (Continued)

        HBC's actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2016, and December 31, 2015.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio(1)
	(Dollars in thousands)
As of March 31, 2016:
Total Capital	$220,150	12.3%	$178,717	10.0%	$154,143	8.625%
(to risk-weighted assets)
Tier 1 Capital	$199,952	11.2%	$142,973	8.0%	$118,400	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$199,952	11.2%	$116,166	6.5%	$91,592	5.125%
(to risk-weighted assets)
Tier 1 Capital	$199,952	8.7%	$114,574	5.0%	$91,659	4.000%
(to average assets)

(1)
Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital	$219,943	12.6%	$175,022	10.0%	$140,018	8.0%
(to risk-weighted assets)
Tier 1 Capital	$200,327	11.4%	$140,018	8.0%	$105,013	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$200,327	11.4%	$113,764	6.5%	$78,760	4.5%
(to risk-weighted assets)
Tier 1 Capital	$200,327	8.6%	$116,112	5.0%	$92,889	4.0%
(to average assets)

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank,

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

13) Capital Requirements (Continued)

with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions ("DBO") may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2016 HBC would not be required to obtain regulatory approval, and the amount available for cash divideneds is $16,361,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the first quarter of 2016, HBC upstreamed a $6.0 million dividend to HCC.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

15) Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$8,947	$8,042
Occupancy and equipment	1,085	1,045
Professional fees	825	95
Data processing	400	303
Software subscriptions	341	327
FDIC deposit insurance premiums	331	239
Insurance expense	299	291
Foreclosed assets	2	(170)
Other	2,455	2,104

Total noninterest expense	$14,685	$12,276

16) Business Segment Information

        The following presents the Company's operating segments. The Company operates through two business segments: Banking segment and Factoring segment. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company's prime rate and funding costs. The provision for loan loss is allocated based on the segment's allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

16) Business Segment Information (Continued)

originated by Bay View Funding, which has been included in the results of operations since the acquisition on November 1, 2014.

	For the Theee Months Ended March 31, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,208	$2,854	$23,062
Intersegment interest allocations	245	(245)	—
Total interest expense	758	—	758

Net interest income	19,695	2,609	22,304
Provision for loan losses	387	14	401

Net interest income after provision	19,308	2,595	21,903
Noninterest income	2,412	202	2,614
Noninterest expense	13,052	1,633	14,685
Intersegment expense allocations	175	(175)	—

Income before income taxes	8,843	989	9,832
Income tax expense	3,310	416	3,726

Net income	$5,533	$573	$6,106

Total assets	$2,271,411	$55,922	$2,327,333
Loans, net of deferred fees	$1,353,315	$41,949	$1,395,264
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2016

(Unaudited)

16) Business Segment Information (Continued)

	For the Three Months Ended March 31, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$14,304	$3,062	$17,366
Intersegment interest allocations	268	(268)	—
Total interest expense	508	—	508

Net interest income	14,064	2,794	16,858
Provision (credit) for loan losses	(58)	(2)	(60)

Net interest income after provision	14,122	2,796	16,918
Noninterest income	1,792	134	1,926
Noninterest expense	10,506	1,770	12,276
Intersegment expense allocations	75	(75)	—

Income before income taxes	5,483	1,085	6,568
Income tax expense	1,974	456	2,430

Net income	$3,509	$629	$4,138

Total assets	$1,593,176	$59,711	$1,652,887
Loans, net of deferred fees	$1,057,437	$44,554	$1,101,991
Goodwill	$—	$13,054	$13,054

(1)
Includes the holding company's results of operations

17) Subsequent Events

        On April 28, 2016, the Company announced that its Board of Directors declared a $0.09 per share quarterly cash dividend to holders of common stock and Series C Preferred Stock (on an as converted basis). The dividend will be paid on May 25, 2016, to shareholders of record on May 10, 2016.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2015. There are no changes to these policies as of March 31, 2016.

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

Performance Overview

        For the three months ended March 31, 2016, net income was $6.1 million, or $0.16 per average diluted common share, compared to $4.1 million, or $0.13 per average diluted common share, for the three months ended March 31, 2015. The Company's annualized return on average tangible assets was 1.07% and annualized return on average tangible equity was 12.62% for the three months ended March 31, 2016, compared to 1.04% and 9.89%, respectively, for the three months ended March 31, 2015.

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

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollars in thousands)
Total factored receivables at period end	$41,949	$44,554
Average factored receivables during the period	$39,794	$40,889
Total full time equivalent employees at period end	39	35

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

First Quarter 2016 Highlights

        The following are major factors that impacted the Company's results of operations:

  •
  The fully tax equivalent ("FTE") net interest margin contracted 36 basis points to 4.22% for the first quarter of 2016, from 4.58% for the first quarter of 2015, primarily due to higher average balances of lower yielding excess funds at the Federal Reserve Bank and interest-bearing deposits in other financial institutions, and lower yields on securities. This was partially offset by the accretion of the loan purchase discount into loan interest income from the Focus transaction for the first quarter of 2016.

  •
  The accretion of the loan purchase discount into loan interest income from the Focus transaction was $518,000 for the first quarter of 2016. The total purchase discount on non-impaired loans from the Focus loan portfolio was $4.6 million as of the acquisition date, of which $1.9 million has been accreted into loan interest income from August 21, 2015 through March 31, 2016.

  •
  The yield on the loan portfolio was 5.64% for the first quarter of 2016, compared to 5.71% for the first quarter of 2015. The decrease in the yield on the loan portfolio for the first quarter of 2016, compared to the first quarter of 2015, primarily reflects a decrease in the proportion of loans in the higher yielding Bay View Funding factored receivables portfolio relative to the addition of the Focus loans and growth in the Company's legacy portfolio, partially offset by the accretion of the loan purchase discount into loan interest income from the Focus transaction. Excluding the accretion of the loan purchase discount and the Bay View Funding factored receivables portfolio, the yield on the loan portfolio was 4.78% for the first quarter of 2016, compared to 4.73% for the first quarter of 2015.

  •
  Net interest income increased 32% to $22.3 million for the first quarter of 2016, compared to $16.9 million for the first quarter of 2015, primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, the accretion of the loan purchase discount into loan interest income from the Focus transaction, and an increase in the average balance of investment securities.

  •
  There was a $401,000 provision for loan losses for the first quarter of 2016, compared to a $60,000 credit provision for loan losses for the first quarter of 2015.

  •
  Noninterest income increased to $2.6 million for the first quarter of 2016, compared to $1.9 million for the first quarter of 2015, primarily due to an $180,000 gain on sales of securities, a higher gain on sales of SBA loans, and higher service charges and fees on deposit accounts in the first quarter of 2016.

  •
  Total noninterest expense for the first quarter of 2016 was $14.7 million, compared to $12.3 million for the first quarter of 2015. The increase in noninterest expense in the first quarter of 2016, compared to the first quarter of 2015, was primarily due to additional operating costs from the acquisition of Focus.

  •
  The efficiency ratio for the first quarter of 2016 was 58.93%, compared to 65.35% for the first quarter of 2015, reflecting operating efficiencies generated from our acquisitions and the strong revenue growth during the year.

  •
  Income tax expense for the first quarter of 2016 was $3.7 million, compared to $2.4 million for the first quarter of 2015. The effective tax rate for the first quarter of 2016 was 38%, compared to 37% for the first quarter of 2015.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Primarily due to the Focus transaction and internal growth, cash, interest-bearing deposits in other financial institutions and securities available-for-sale increased 68% to $591.7 million at March 31, 2016, from $352.5 million at March 31, 2015. Cash, interest-bearing deposits in other financial institutions and securities available for sale decreased 19% from $729.2 million at December 31, 2015.

  •
  At March 31, 2016, investment securities held-to-maturity totaled $185.2 million, compared to $94.6 million at March 31, 2015, and $109.3 million at December 31, 2015.

  •
  Loans (excluding loans-held-for-sale) increased $293.3 million, or 27%, to $1.40 billion at March 31, 2016, compared to $1.10 billion at March 31, 2015, which included an increase of $162.2 million, or 15%, in the Company's legacy loan portfolio, and $131.1 million from the Focus loan portfolio. Loans increased $36.5 million, or 3%, at March 31, 2016, compared to $1.36 billion at December 31, 2015.

  •
  Nonperforming assets were $4.6 million, or 0.20% of total assets, at March 31, 2016, compared to $8.4 million, or 0.51% of total assets, at March 31, 2015, and $6.7 million, or 0.29% of total assets, at December 31, 2015.

  •
  Classified assets, net of SBA guarantees, were $21.1 million at March 31, 2016, compared to $16.6 million at March 31, 2015, and $20.5 million at December 31, 2015. The increase in classified assets at March 31, 2016 from March 31, 2015, was primarily due to the Focus acquisition. At March 31, 2016, $12.2 million of the classified assets were in the the Company's legacy loan portfolio, and $8.9 million of the classified assets were in the Focus loan portfolio.

  •
  Net recoveries totaled $131,000 for the first quarter of 2016, compared to $235,000 for the first quarter 2015, and net charge-offs of $182,000 for the fourth quarter of 2015.

  •
  The allowance for loan losses at March 31, 2016 was $19.5 million, or 1.39% of total loans, representing 465.06% of nonperforming loans. The allowance for loan losses at March 31, 2015 was $18.6 million, or 1.68% of total loans, representing 275.57% of nonperforming loans. The allowance for loan losses at December 31, 2015 was $18.9 million, or 1.39% of total loans, representing 296.74% of nonperforming loans.

  •
  Deposits increased $605.1 million, or 43%, to $2.03 billion at March 31, 2016, compared to $1.42 billion at March 31, 2015, which included an increase of $244.9 million, or 17%, in the Company's legacy deposit portfolio, and $360.2 million from the Focus deposit portfolio. Deposits decreased $34.0 million, or 2%, at March 31, 2016, compared to $2.06 billion at December 31, 2015, primarily due to decreases in noninterest-bearing demand deposits and brokered deposits.

  •
  The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 8.55% at March 31, 2016, compared to 12.27% at March 31, 2015, and 7.93% at December 31, 2015.

  •
  The loan to deposit ratio was 68.78% at March 31, 2016, compared to 77.41% at March 31, 2015, and 65.87% at December 31, 2015.

  •
  The Company's consolidated capital ratios exceeded regulatory guidelines and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2016.

CAPITAL RATIOS	Heritage Commerce Corp	Heritage Bank of Commerce	Well-capitalized Financial Institution Basel III Regulatory Guidelines
Total Risk-Based	12.4%	12.3%	10.0%
Tier 1 Risk-Based	11.3%	11.2%	8.0%
Common Equity Tier 1 Risk-Based	10.2%	11.2%	6.5%
Leverage	8.8%	8.7%	5.0%

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

        Total deposits increased $605.1 million, or 43%, to $2.03 billion at March 31, 2016, compared to $1.42 billion at March 31, 2015, which included an increase of $244.9 million, or 17%, in the Company's legacy deposit portfolio, and $360.2 million from the Focus deposit portfolio. Total deposits decreased $34.0 million, or 2%, at March 31, 2016, compared to $2.06 billion at December 31, 2015, primarily due to decreases in noninterest-bearing demand deposits and brokered deposits.

        The Company had $11.8 million in brokered deposits at March 31, 2016, compared to $28.1 million at March 31, 2015 and and $17.8 million at December 31, 2015. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators was $35.0 million at

March 31, 2016, compared to $15.1 million at March 31, 2015, and $49.1 million at December 31, 2015. Certificates of deposit from the State of California totaled $98.0 million at March 31, 2016, and March 31, 2015 and $78.0 million at December 31, 2015.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At March 31, 2016, we had $143.1 million in cash and cash equivalents and approximately $499.7 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $476.2 million at fair value in unpledged securities available at March 31, 2016. Our loan to deposit ratio was 68.78% at March 31, 2016, compared to 77.41% at March 31, 2015, and 65.87% at December 31, 2015.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans-held-for sale, increased $293.3 million, or 27%, to $1.40 billion at March 31, 2016, compared to $1.10 billion at March 31, 2015, which included an increase of $162.2 million, or 15%, in the Company's legacy loan portfolio, and $131.1 million from the Focus loan portfolio. Loans increased $36.5 million, or 3%, at March 31, 2016, compared to $1.36 billion at December 31, 2015. The loan portfolio remains well-diversified with C&I loans accounting for 42% of the loan portfolio at March 31, 2016, which included $41.9 million of factored receivables at Bay View Funding. Commercial and residential real estate loans accounted for 44% of the total loan portfolio. Consumer and home equity loans accounted for 7% of total loans, and land and construction loans accounted for the remaining 7% of total loans at March 31, 2016.

Net Interest Income

        The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company's total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 32% to $22.3 million for the first quarter of 2016, compared to $16.9 million for the first quarter of 2015. The increase in the net interest income for the first quarter ended March 31, 2016, compared to the same period in 2015, was primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, the accretion of the loan purchase discount into loan interest income from the Focus transaction, and an increase in the average balance of investment securities.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the first quarter of 2016 was $14.7 million, compared to $12.3 million for the first quarter of 2015. The increase in noninterest expense in the first quarter of 2016, compared to the first quarter of 2015, was primarily due to additional employees and amortization of core deposit intangibles from the Focus acquisition.

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

Distribution, Rate and Yield

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,368,596	$19,188	5.64%	$1,065,836	$15,004	5.71%
Securities—taxable	480,515	2,774	2.32%	219,853	1,604	2.96%
Securities—exempt from Fedral tax(2)	93,121	891	3.85%	79,872	779	3.96%
Federal funds sold and interest-bearing deposits in other financial institutions	215,231	521	0.97%	150,723	252	0.68%

Total interest earning assets(2)	2,157,463	23,374	4.36%	1,516,284	17,639	4.72%

Cash and due from banks	32,949			27,338
Premises and equipment, net	7,754			7,403
Intangible assets	54,043			15,917
Other assets	97,015			67,981

Total assets	$2,349,224			$1,634,923

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$776,999			$530,552
Demand, interest-bearing	501,952	236	0.19%	231,453	100	0.18%
Savings and money market	498,622	272	0.22%	382,015	185	0.20%
Time deposits—under $100	23,287	17	0.29%	19,680	15	0.31%
Time deposits—$100 and over	207,113	190	0.37%	200,947	151	0.30%
Time deposits—brokered	14,825	30	0.81%	28,117	55	0.79%
CDARS—money market and time deposits	8,100	2	0.10%	10,872	2	0.07%

Total interest-bearing deposits	1,253,899	747	0.24%	873,084	508	0.24%

Total deposits	2,030,898	747	0.15%	1,403,636	508	0.15%
Short-term borrowings	1,748	11	2.53%	51	—	0.00%

Total interest-bearing liabilities	1,255,647	758	0.24%	873,135	508	0.24%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	2,032,646	758	0.15%	1,403,687	508	0.15%
Other liabilities	67,878			45,616

Total liabilities	2,100,524			1,449,303
Shareholders' equity	248,700			185,620

Total liabilities and shareholders' equity	$2,349,224			$1,634,923

Net interest income(2) / margin		22,616	4.22%		17,131	4.58%
Less tax equivalent adjustment(2)		(312)			(273)

Net interest income		$22,304			$16,858

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

	Three Months Ended March 31, 2016 vs. 2015 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$4,242	$(58)	$4,184
Securities—taxable	1,506	(336)	1,170
Securities—tax exempt(1)	126	(14)	112
Federal funds sold and interest-bearing deposits in other financial institutions	157	112	269

Total interest income from interest earnings assets(1)	6,031	(296)	5,735

Expense on interest-bearing liabilities:
Demand, interest-bearing	127	9	136
Savings and money market	63	24	87
Time deposits—under $100	3	(1)	2
Time deposits—$100 and over	5	34	39
Time deposits—brokered	(27)	2	(25)
CDARS—money market and time deposits	(1)	1	—
Short-term borrowings	11	—	11

Total interest expense on interest-bearing liabilities	181	69	250

Net interest income(1)	$5,850	$(365)	5,485

Less tax equivalent adjustment(1)			(39)

Net interest income			$5,446

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets, was 4.22% for the first quarter of 2016, compared to 4.58% for the first quarter of 2015. The decline in the net interest margin from the first quarter of 2015 was primarily due to higher average balances of lower yielding excess funds at the Federal Reserve Bank and interest-bearing deposits in other financial institutions, and lower yields on securities. This was partially offset by the accretion of the loan purchase discount into loan interest income from the Focus transaction for the first quarter of 2016. The accretion of the loan purchase discount into loan interest income from the Focus transaction was $518,000 for the first quarter of 2016. The total purchase discount on non-impaired loans from the Focus loan portfolio was $4.6 million as of the acquisition date, of which $1.9 million has been accreted into loan interest income from August 21, 2015 through March 31, 2016.

        The yield on the loan portfolio was 5.64% for the first quarter of 2016, compared to 5.71% for the first quarter of 2015. The decrease in the yield on the loan portfolio for the first quarter of 2016, compared to the first quarter of 2015, primarily reflects a decrease in the proportion of loans in the higher yielding Bay View Funding factored receivables portfolio relative to the addition of the Focus loans and growth in the Company's legacy portfolio, partially offset by the accretion of the loan purchase discount into loan interest income from the Focus transaction. Excluding the accretion of the loan purchase discount and the Bay View Funding factored receivables portfolio, the yield on the loan portfolio was 4.78% for the first quarter of 2016, compared to 4.73% for the first quarter of 2015.

        Net interest income increased 32% to $22.3 million for the first quarter of 2016, compared to $16.9 million for the first quarter of 2015, primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, the accretion of the loan purchase discount into loan interest income from the Focus transaction, and an increase in the average balance of investment securities.

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

        There was a a $401,000 provision for loan losses for the first quarter of 2016, compared to a credit provision for loan losses of $60,000 for the first quarter of 2015. The allowance for loan losses related to the commercial loan portfolio increased $531,000 at March 31, 2016 from December 31, 2015, as a result of a provision for loan losses of $616,000, and net charge-offs of $85,000. The increase in the allowance for loan losses in the Company's commercial loan portfolio was primarily due to an increase in commercial loans outstanding. The allowance for loan losses related to the real estate portfolio remained relatively flat at $8.1 million at March 31, 2016, compared to December 31, 2015, as a result of a credit provision for loan losses of $224,000, and net recoveries of $216,000.

        The allowance for loan losses totaled $19.5 million, or 1.39% of total loans at March 31, 2016, compared to $18.6 million, or 1.68% of total loans at March 31, 2015, and $18.9 million, or 1.39% of total loans at December 31, 2015. The allowance for loan losses to total loans decreased at March 31, 2016, compared to March 31, 2015, primarily due to the impact of the Focus loan portfolio, which was marked to fair value on the acquisition date. Net recoveries totaled $131,000 for the first quarter of 2016, compared to $235,000 for the first quarter of 2015, and net charge-offs of $182,000 for the fourth quarter of 2015. The allowance for loan losses to total nonperforming loans was 465.06% at March 31, 2016, compared to 275.57% at March 31, 2015, and 296.74% at December 31, 2015. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$767	$623	$144	23%
Increase in cash surrender value of life insurance	449	400	49	12%
Servicing income	371	306	65	21%
Gain on sales of SBA loans	305	207	98	47%
Gain on sales of securities	180	—	180	N/A
Other	542	390	152	39%

Total noninterest income	$2,614	$1,926	$688	36%

        Noninterest income increased to $2.6 million for the first quarter of 2016, compared to $1.9 million for the first quarter of 2015, primarily due to an $180,000 gain on sales of securities,a higher gain on sales of SBA loans, and higher service charges and fees on deposit accounts in the first quarter of 2016.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended March 31, 2016, SBA loan sales resulted in an $305,000 gain, compared to a $207,000 gain on sale of SBA loans for the three months ended March 31, 2015.

        The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,947	$8,042	$905	11%
Occupancy and equipment	1,085	1,045	40	4%
Professional fees	825	95	730	768%
Data processing	400	303	97	32%
Software subscriptions	341	327	14	4%
FDIC deposit insurance premiums	331	239	92	38%
Insurance expense	299	291	8	3%
Foreclosed assets	2	(170)	172	101%
Other	2,455	2,104	351	17%

Total noninterest expense	$14,685	$12,276	$2,409	20%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended March 31,
	2016	Percent of Total	2015	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$8,947	61%	$8,042	65%
Occupancy and equipment	1,085	7%	1,045	9%
Professional fees	825	6%	95	1%
Data processing	400	3%	303	2%
Software subscriptions	341	2%	327	3%
FDIC deposit insurance premiums	331	2%	239	2%
Insurance expense	299	2%	291	2%
Foreclosed assets	2	0%	(170)	–1%
Other	2,455	17%	2,104	17%

Total noninterest expense	$14,685	100%	$12,276	100%

        Total noninterest expense for the first quarter of 2016 increased to $14.7 million, from $12.3 million for the first quarter of 2015. The increase in noninterest expense for the three months ended March 31, 2016, was primarily due to additional employees and amortization of core deposit intangibles from the Focus acquisition in the first quarter of 2016, and the significant reduction of legal expenses, that are included in professional fees, on two problem loans that were paid off in the first quarter of 2015. Full time equivalent employees were 260, 251, and 260 at March 31, 2016, March 31, 2015, and December 31, 2015, respectively.

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

        The Company's Federal and state income tax expense for the quarter ended March 31, 2016 was $3.7 million compared to $2.4 million for the quareter ended March 31, 2015. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2015	2015
Effective income tax rate	37.9%	37.0%

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

        The Company had net deferred tax assets of $18.7 million at March 31, 2016, and $22.2 million at December 31, 2015. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2016 and December 31, 2015 will be fully realized in future years.

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

	For the Theee Months Ended March 31, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,208	$2,854	$23,062
Intersegment interest allocations	245	(245)	—
Total interest expense	758	—	758

Net interest income	19,695	2,609	22,304
Provision for loan losses	387	14	401

Net interest income after provision	19,308	2,595	21,903
Noninterest income	2,412	202	2,614
Noninterest expense	13,052	1,633	14,685
Intersegment expense allocations	175	(175)	—

Income before income taxes	8,843	989	9,832
Income tax expense	3,310	416	3,726

Net income	$5,533	$573	$6,106

Total assets	$2,271,411	$55,922	$2,327,333
Loans, net of deferred fees	$1,353,315	$41,949	$1,395,264
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

	For the Three Months Ended March 31, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$14,304	$3,062	$17,366
Intersegment interest allocations	268	(268)	—
Total interest expense	508	—	508

Net interest income	14,064	2,794	16,858
Provision (credit) for loan losses	(58)	(2)	(60)

Net interest income after provision	14,122	2,796	16,918
Noninterest income	1,792	134	1,926
Noninterest expense	10,506	1,770	12,276
Intersegment expense allocations	75	(75)	—

Income before income taxes	5,483	1,085	6,568
Income tax expense	1,974	456	2,430

Net income	$3,509	$629	$4,138

Total assets	$1,593,176	$59,711	$1,652,887
Loans, net of deferred fees	$1,057,437	$44,554	$1,101,991
Goodwill	$—	$13,054	$13,054

(1)
Includes the holding company's results of operations

        Banking.    Our banking segment's net income increased to $5.5 million for the three months ended March 31, 2016 compared to net income of $3.5 million for the three months ended March 31, 2015.

Net interest income increased to $19.7 million for the three months ended March 31, 2016, compared to $14.1 million for the three months ended March 31, 2015. The increase in net interest income for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily as a result of the Focus acquisition and organic growth in the loan portfolio and core deposits. The provision for loan losses was $387,000 for the three months ended March 31, 2016, compared to a credit provision for loan losses of $58,000 for the three months ended March 31, 2015. The increase in the provision for loan losses was primarily due to an increase in loan balances in the banking segment's commercial loan portfolio. Noninterest income increased to $2.4 million for the three months ended March 31, 2016, compared to $1.8 million for the three months ended March 31, 2015, mainly as result of higher gains on sales of securities, gains on sales of SBA loans, and service charges and fees on deposit accounts. Noninterest expense was $13.1 million for the three months ended March 31, 2016, compared to $10.5 million for the three months ended March 31, 2015. The increase in noninterest expense for the three months ended March 31, 2016, was primarily due to additional operating costs of Focus.

        Factoring.    Bay View Funding's primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction, Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good or service and the incurrence of operating costs required to provide for such good or service. The average life of the factored receivables is 33 days. The balance of the purchased receivables as of March 31, 2016 and 2015 was $41.9 million and $44.6 million, respectively. Bay View Funding's net income remained relatively flat at $573,000 for the three months ended March 31, 2016, compared to $629,000 for the three months ended March 31, 2015. Net interest income was $2.6 million for the three months ended March 31, 2016, compared to $2.8 million for the three months ended March 31, 2015. The decrease in net interest income for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily a result of a lower volume of orginations and lower yields on the factored receivables portfolio, partially offset by a lower cost of funds for the three months ended March 31, 2016. The provision for loan losses was $14,000, for the three months ended March 31, 2016, compared to a credit provision for loan losses of $2,000 for the three months ended March 31, 2015. Noninterest income increased to $202,000 for the three months ended March 31, 2016, compared to $134,000 for the three months ended March 31, 2015. Noninterest expense decreased to $1.6 million for the three months ended March 31, 2016, compared to $1.8 million at March 31, 2015, primarily due to lower brokered fees and credit report expense for the three months ended March 31, 2016.

FINANCIAL CONDITION

        As of March 31, 2016, total assets increased to $2.33 billion, compared to $1.65 billion at March 31, 2015, and $2.36 billion at December 31, 2015. Securities available-for-sale (at fair value) were $448.5 million March 31, 2016, an increase of 123% from $200.8 million at March 31, 2015, and an increase of 16% from $385.1 million at December 31, 2015. Securities held-to-maturity (at amortized cost) were $185.2 million at March 31, 2016, an increase of 96% from $94.6 million at March 31, 2015, and an increase of 69% from $109.3 million at December 31, 2015. Total loans, excluding loans held for sale, increased $293.3 million, or 27%, to $1.40 billion at March 31, 2016, compared to $1.10 billion at March 31, 2015, which included an increase of $162.2 million, or 15%, in the Company's legacy loan portfolio, and $131.1 million from the Focus loan portfolio. Loans increased $36.5 million, or 3%, at March 31, 2016, compared to $1.36 billion at December 31, 2015.

        Total deposits increased $605.1 million, or 43%, to $2.03 billion at March 31, 2016, compared to $1.42 billion at March 31, 2015, which included an increase of $244.9 million, or 17%, in the Company's legacy deposit portfolio, and $360.2 million from the Focus deposit portfolio. Total deposits decreased $34.0 million, or 2%, at March 31, 2016, compared to $2.06 billion at December 31, 2015, primarily due to decreases in noninterest-bearing demand deposits and brokered deposits. Deposits (excluding all time deposits and CDARS deposits) increased $601.8 million, or 52%, to $1.77 billion at March 31, 2016, from $1.17 billion at March 31, 2015, and decreased $46.5 million, or 3%, from $1.81 billion at December 31, 2015.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	March 31,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$392,753	$148,047	$324,230
U.S. Treasury	30,332	—	30,003
Trust preferred securities	15,225	15,544	15,132
U.S. Government sponsored entities	9,181	—	9,041
Corporate bonds	1,049	37,177	6,673

Total	$448,540	$200,768	$385,079

Securities held-to-maturity (at amortized cost):
Municipals—Tax Exempt	$92,589	$79,855	$93,518
Agency mortgage-backed securities	92,576	14,733	15,793

Total	$185,165	$94,588	$109,311

        The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2016:

	Within One Year or Less		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$124,801	2.51%	$267,952	2.29%	$—	—	$392,753	2.36%
U.S. Treasury	4,297	0.75%	26,035	1.22%	—	—	—	—	30,332	1.15%
Trust preferred securities	—	—	—	—	—	—	15,225	5.95%	15,225	5.95%
U.S. Government sponsored entities	2,000	0.66%	7,181	1.60%	—	—	—	—	9,181	1.39%
Corporate bonds	—	—	1,049	4.46%	—	—	—	—	1,049	4.46%

Total	$6,297	0.72%	$159,066	2.27%	$267,952	2.29%	$15,225	5.95%	$448,540	2.39%

Securities held-to-maturity (at amortized cost):
Municipals—Tax Exempt(1)	$2,404	3.06%	$31,202	3.73%	$45,232	3.99%	$13,751	3.78%	$92,589	3.85%
Agency mortgage-backed securities	—	—	26,444	1.58%	54,611	2.12%	11,521	3.26%	92,576	2.11%

Total	$2,404	3.06%	$57,646	2.75%	$99,843	2.97%	$25,272	3.54%	$185,165	2.98%

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

        The investment securities available-for-sale portfolio totaled $448.5 million at March 31, 2016, an increase of 123% from $200.8 million at March 31, 2015, and an increase of 16% from $385.1 million at December 31, 2015. At March 31, 2016, the Company's securities available-for-sale portfolio was comprised of $392.8 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $30.3 million of U.S. Treasuries, $15.2 million of single entity issue trust preferred securities, $9.2 million of U.S. Government agency securities, and $1.0 million of corporate bonds. The pre-tax unrealized gain on securities available-for-sale at March 31, 2016 was $5.2 million, compared to a pre-tax unrealized gain on securities available-for-sale of $5.7 million at March 31, 2015, and a pre-tax unrealized gain on securities available-for-sale of $501,000 at December 31, 2015.

        The Company received gross proceeds of $5.6 million on corporate securities available-for-sale it sold during the first quarter of 2016 with a book value totaling $5.4 million, resulting in a gain on sale of securities of $180,000. During the first quarter of 2016, the Company purchased $75.8 million of investment securities available-for-sale, which consisted of $51.8 million of Federal Home Loan Mortgage Corporation ("FHLMC") securities, with an average book yield of 1.96%, and $24.0 million of Federal National Mortgage Association ("FNMA") securities, with an average book yield of 1.95%.

        At March 31, 2016, investment securities held-to-maturity totaled $185.2 million, compared to $94.6 million at March 31, 2015, and $109.3 million at December 31, 2015. At March 31, 2016, the Company's securities held-to-maturity portfolio, at amortized cost, was comprised of $92.6 million tax-exempt municipal bonds, and $92.6 million agency mortgage-backed securities.

        During the first quarter of 2016, the Company purchased $78.7 million Government National Mortgage Association ("GNMA") securities held-to-maturity, with an average book yield of 1.85%.

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

        Gross loans, excluding loans held-for-sale, represented 60% of total assets at March 31, 2016, represented 67% at March 31, 2015, and represented 58% at December 31, 2015. The ratio of loans to deposits was 68.78% at March 31, 2016, compared to 77.41% at March 31, 2015, and increased from 65.87% at December 31, 2015.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2016		March 31, 2015		December 31, 2015
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$592,128	42%	$458,498	42%	$556,522	41%
Real estate:
Commercial and residential	616,821	44%	487,475	44%	625,665	46%
Land and construction	95,547	7%	74,972	7%	84,428	6%
Home equity	74,993	6%	65,243	6%	76,833	6%
Consumer	16,476	1%	16,200	1%	16,010	1%

Total loans	1,395,965	100%	1,102,388	100%	1,359,458	100%
Deferred loan (fees) costs, net	(701)	—	(397)	—	(742)	—

Loans, including deferred fees and costs	1,395,264	100%	1,101,991	100%	1,358,716	100%

Allowance for loan losses	(19,458)		(18,554)		(18,926)

Loans, net	$1,375,806		$1,083,437		$1,339,790

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the remaining balance in land development and construction, home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 57% of its gross loans were secured by real property at March 31, 2016, compared to 57% at March 31, 2015, and 58% at December 31, 2015. While no specific industry concentration is considered significant, the Company's bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the three months ended March 31, 2016, loans were sold resulting in a gain on sales of SBA loans of $305,000, compared to a gain on sales of SBA loans of $207,000 for the three months ended March 31, 2015.

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

        As of March 31, 2016, commercial and residential real estate mortgage loans of $616.8 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at March 31, 2016, consist of $261.8 million, or 42%, of commercial owner occupied properties, $355.0 million, or 58%, of commercial investment properties. Properties securing the commercial real estate mortgage loans are generally located in the Greater San Francisco Bay Area, the Company's primary market.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $20.6 million to $95.6 million, at March 31, 2016, from $75.0 million, at March 31, 2015, primarily as a result of strong housing demand within the Company's lending area. Land and construction loans increased $11.2 million at March 31, 2016, from $84.4 million at December 31, 2015.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $40.4 million and $67.3 million at March 31, 2016, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of March 31, 2016. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2016, approximately 56% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$496,830	$79,737	$15,561	$592,128
Real estate:
Commercial and residential	76,951	262,394	277,476	616,821
Land and construction	95,299	248	—	95,547
Home equity	70,023	1,355	3,615	74,993
Consumer	15,248	1,137	91	16,476

Loans	$754,351	$344,871	$296,743	$1,395,965

Loans with variable interest rates	$688,021	$76,984	$9,920	$774,925
Loans with fixed interest rates	66,330	267,887	286,823	621,040

Loans	$754,351	$344,871	$296,743	$1,395,965

Loan Servicing

        As of March 31, 2016 and 2015, $176.2 million and $120.4 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning of period balance	$2,209	$565
Additions	93	45
Amortization	(139)	(76)

End of period balance	$2,163	$534

        The increase in loan servicing rights for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to the Focus acquisition of $1.9 million in August, 2015. Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2016 and 2015, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning of period balance	$1,367	$1,481
Unrealized holding gain	2	11

End of period balance	$1,369	$1,492

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	March 31,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$4,184	$6,733	$4,716
Restructured and loans over 90 days past due and still accruing	—	—	1,662

Total nonperforming loans	4,184	6,733	6,378
Foreclosed assets	386	1,716	364

Total nonperforming assets	$4,570	$8,449	$6,742

Nonperforming assets as a percentage of loans plus foreclosed assets	0.33%	0.77%	0.50%
Nonperforming assets as a percentage of total assets	0.20%	0.51%	0.29%

        The following table presents nonperforming loans by class at the dates indicated:

	March 31, 2016			December 31, 2015
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$290	$—	$290	$724	$1,378	$2,102
Real estate:
Commercial and residential	2,910	—	2,910	2,992	—	2,992
Land and construction	213	—	213	219	—	219
Home equity	768	—	768	777	284	1,061
Consumer	3	—	3	4	—	4

Total	$4,184	$—	$4,184	$4,716	$1,662	$6,378

        Nonperforming assets were $4.6 million, or 0.20% of total assets, at March 31, 2016, compared to $8.4 million, or 0.51% of total assets, at March 31, 2015, and $6.7 million, or 0.29% of total assets, at December 31, 2015. Included in total nonperforming assets were foreclosed assets of $386,000 at March 31, 2016, compared to $1.7 million at March 31, 2015, and $364,000 at December 31, 2015.

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified loans, was $21.0 million at March 31, 2016, $15.1 million at March 31, 2015, and $18.6 million at December 31, 2015. There were no loans held-for-sale included in classified loans at March 31, 2016, March 31, 2015, and December 31, 2015. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	March 31, 2016			March 31, 2015			December 31, 2015
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$580,826	$11,302	$592,128	$451,598	$6,900	$458,498	$547,536	$8,986	$556,522
Real estate:
Commercial and residential	608,771	8,050	616,821	481,767	5,708	487,475	617,865	7,800	625,665
Land and construction	95,334	213	95,547	73,682	1,290	74,972	84,209	219	84,428
Home equity	73,889	1,104	74,993	64,347	896	65,243	75,511	1,322	76,833
Consumer	16,183	293	16,476	15,862	338	16,200	15,705	305	16,010

Total	$1,375,003	$20,962	$1,395,965	$1,087,256	$15,132	$1,102,388	$1,340,826	$18,632	$1,359,458

*
Classified loans in the table above include SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Three Months Ended March 31, 2016
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2016	$149	$4	$153
Principal repayments	(4)	(1)	(5)

Balance at March 31, 2016	$145	$3	$148

	Three Months Ended March 31, 2015
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2015	$167	$916	$1,083
Principal repayments	(4)	(45)	(49)

Balance at March 31, 2015	$163	$871	$1,034

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,748	$8,076	$102	$18,926
Charge-offs	(117)	—	—	(117)
Recoveries	32	216	—	248

Net (charge-offs) recoveries	(85)	216	—	131
Provision (credit) for loan losses	616	(224)	9	401

Balance, end of period	$11,279	$8,068	$111	$19,458

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.02%	–0.06%	0.00%	–0.04%
Allowance for loan losses to total loans(1)	0.80%	0.58%	0.01%	1.39%
Allowance for loan losses to nonperforming loans	269.58%	192.83%	2.65%	465.06%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended March 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(212)	(2)	—	(214)
Recoveries	436	13	—	449

Net recoveries	224	11	—	235
Provision (credit) for loan losses	(555)	473	22	(60)

Balance, end of period	$10,856	$7,554	$144	$18,554

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.09%	0.00%	0.00%	–0.09%
Allowance for loan losses to total loans(1)	0.98%	0.69%	0.01%	1.68%
Allowance for loan losses to nonperforming loans	161.24%	112.19%	2.14%	275.57%

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

Allocation of Allowance for Loan Losses

	March 31,
					December 31, 2015
	2016		2015
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$11,279	42%	$10,856	42%	$10,748	41%
Real estate:
Commercial and residential	4,900	44%	5,063	44%	4,980	46%
Land and construction	1,630	7%	1,137	7%	1,504	6%
Home equity	1,538	6%	1,354	6%	1,592	6%
Consumer	111	1%	144	1%	102	1%

Total	$19,458	100%	$18,554	100%	$18,926	100%

        The allowance for loan losses totaled $19.5 million, or 1.39% of total loans at March 31, 2016, compared to $18.6 million, or 1.68% of total loans at March 31, 2015, and $18.9 million, or 1.39% of total loans at December 31, 2015. The allowance for loan losses to total loans decreased at March 31, 2016, compared to March 31, 2015, primarily due to the Focus acquisition, and an increase in the Company's legacy loan balances with no default histories, coupled with a decrease in the Company's legacy nonperforming assets, improving the quality of the loan portfolio overall. The Company had net recoveries of $131,000, or –0.04% of average loans, for the first quarter of 2016, compared to net recoveries of $235,000, or –0.09% of average loans, for the first quarter of 2015, and net recoveries of $515,000, or –0.04% of average loans, for the fourth quarter of 2015.

        The allowance for loan losses related to the commercial portfolio increased $531,000 at March 31, 2016 from December 31, 2015, as a result of a provision to the allowance for loan losses of $616,000, partially offset by net charge-offs of $85,000. The increase in the allowance for loan losses in the Company's commercial loan portfolio was primarily due to an increase in commercial loans outstanding. The allowance for loan losses related to the real estate portfolio decreased $8,000 at March 31, 2016 from December 31, 2015, as a result of a credit provision for loan losses of $224,000 and net recoveries of $216,000.

Goodwill and Other Intangible Assets

        On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at March 31, 2016 and December 31, 2015 was $45.6 million, which was consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

        Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value ("Step Zero"). If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, than a quantitative two step impairment test is required. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

        The Company completed its annual impairment analysis on the goodwill as of November 30, 2015 with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the Company's equity exceeded its reported book value of equity at November 30, 2015. As such, no impairment was indicated and no further testing was required.

        Other intangible assets were $8.1 million at March 31, 2016, compared to $8.5 million at December 31, 2015. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $515,000 at March 31, 2016 and $621,000 at December 31, 2015, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $5.8 million at March 31, 2016 and $6.0 million at December 31, 2105, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014 were $1.8 million at March 31, 2016 and $1.9 million at December 31, 2015, net of accumulated amortization.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2016		March 31, 2015		December 31, 2015
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$768,525	38%	$544,339	38%	$821,405	40%
Demand, interest-bearing	506,272	25%	241,477	17%	496,278	24%
Savings and money market	493,275	24%	380,486	27%	496,843	24%
Time deposits—under $250	61,595	3%	54,497	4%	62,026	3%
Time deposits—$250 and over	179,048	9%	164,316	11%	160,815	8%
Time deposits—brokered	11,829	1%	28,126	2%	17,825	1%
CDARS—money market and time deposits	8,192	0%	10,408	1%	7,583	0%

Total deposits	$2,028,736	100%	$1,423,649	100%	$2,062,775	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. Public funds were 5% of deposits at March 31, 2016, and 7% at March 31, 2015, and 4% at December 31, 2015.

        Total deposits increased $605.1 million, or 43%, to $2.03 billion at March 31, 2016, compared to $1.42 billion at March 31, 2015, which included an increase of $244.9 million, or 17%, in the Company's legacy deposit portfolio, and $360.2 million from the Focus deposit portfolio. Total deposits decreased $34.0 million, or 2%, at March 31, 2016, compared to $2.06 billion at December 31, 2015, primarily due to decreases in noninterest-bearing demand deposits and brokered deposits. Noninterest-bearing demand deposits increased $224.2 million at March 31, 2016 from March 31, 2015, and decreased $52.9 million from December 31, 2015. Interest-bearing demand deposits increased $264.8 million at March 31, 2016 from March 31, 2015, and increased $10.0 million from December 31, 2015. Brokered deposits decreased $16.3 million at March 31, 2016 from March 31, 2015, and decreased $6.0 million from December 31, 2015. Deposits (excluding all time deposits and CDARS deposits) increased $601.8 million, or 52%, to $1.77 billion at March 31, 2016, from $1.17 billion at March 31, 2015 and decreased $46.5 million, or 3%, from $1.81 billion at December 31, 2015.

        At March 31, 2016, the Company had $115.2 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At March 31, 2015, the Company had $108.6 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2015, the Company had $93.0 million (at fair value) of securities pledged for $78.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $4.1 million of money market accounts and $4.1 million of time deposits at March 31, 2016. CDARS deposits were comprised of $3.9 million of money market accounts and $6.5 million of time deposits at March 31, 2015. CDARS deposits were comprised of $3.4 million of money market accounts and $4.2 million of time deposits at December 31, 2015.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $250,000 and over, and all CDARS time deposits and brokered deposits as of March 31, 2016:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$135,208	69%
Over three months through six months	21,241	11%
Over six months through twelve months	31,286	16%
Over twelve months	7,208	4%

Total	$194,943	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Annualized return on average assets	1.05%	1.03%
Annualized return on average tangible assets	1.07%	1.04%
Annualized return on average equity	9.87%	9.04%
Annualized return on average tangible equity	12.62%	9.89%
Average equity to average assets ratio	10.59%	11.35%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $567.0 million March 31, 2016, compared to $475.5 million March 31, 2015, and $573.7 million at December 31, 2015. Unused commitments represented 41% outstanding gross loans at March 31, 2016, and 43% of outstanding gross loans at March 31, 2015, and 42% at December 31, 2015.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	March 31,
					December 31, 2015
	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$18,648	$533,876	$12,215	$445,914	$16,917	$539,897
Standby letters of credit	3,377	11,112	3,235	14,088	3,402	13,458

	$22,025	$544,988	$15,450	$460,002	$20,319	$553,355

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 68.78% at March 31, 2016, compared to 77.41% at March 31, 2015, and 65.87% at December 31, 2015.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at March 31, 2016, March 31, 2015 and December 31, 2015. The Company had $242.3 million of loans pledged to the FHLB as collateral on an available line of credit of $198.9 million at March 31, 2016.

        The Company can also borrow from the FRB's discount window. The Company had $399.4 million of loans pledged to the FRB as collateral on an available line of credit of $240.8 million at March 31, 2016, none of which was outstanding.

        At March 31, 2016, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at March 31, 2016, March 31, 2015, and December 31, 2015.

        The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2016.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2016, March 31, 2015, and December 31, 2015.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	March 31,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Average balance year-to-date	$1,681	$—	$578
Average interest rate year-to-date	2.57%	N/A	3.14%
Maximum month-end balance during the quarter	$3,000	$—	$3,000
Average rate at period-end	N/A	N/A	3.00%

Capital Resources

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements as of March 31, 2016, March, 31, 2015 and December 31, 2015:

	March 31, 2016	March 31, 2015	December 31, 2015
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$182,623	$151,187	$181,222
Additional Tier 1 capital	18,757	18,452	18,077

Tier 1 capital	201,380	169,639	199,299
Tier 2 capital	20,198	18,763	19,616

Total risk-based capital	$221,578	$188,402	$218,915

Risk-weighted assets	$1,787,065	$1,453,457	$1,750,515
Average assets for capital purposes	$2,291,772	$1,610,714	$2,322,940
Capital ratios:
Total risk-based capital	12.4%	13.0%	12.5%
Tier 1 risk-based capital	11.3%	11.7%	11.4%
Common equity Tier 1 risk-based capital	10.2%	10.4%	10.4%
Leverage(1)	8.8%	10.5%	8.6%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of HBC under the Basel III requirements as of March 31, 2016, March, 31, 2015 and December 31, 2015:

	March 31, 2016	March 31, 2015	December 31, 2015
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$199,952	$160,165	$200,327
Additional Tier 1 capital	—	—	—

Tier 1 capital	199,952	160,165	200,327
Tier 2 capital	20,198	18,745	19,616

Total risk-based capital	$220,150	$178,910	$219,943

Risk-weighted assets	$1,787,168	$1,452,011	$1,750,222
Average assets for capital purposes	$2,291,486	$1,609,047	$2,322,232
Capital ratios:
Total risk-based capital	12.3%	12.3%	12.6%
Tier 1 risk-based capital	11.2%	11.0%	11.4%
Common equity Tier 1 risk-based capital	11.2%	11.0%	11.4%
Leverage(1)	8.7%	10.0%	8.6%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under the Basel III:

	Transitional Minimum Regulatory Requirement(1) Effective January 1, 2016	Minimum Regulatory Requirement(2) Effective January 1, 2019	Well-capitalized by Regulatory Definition Under FDICIA
Capital Ratios
Total Risk-Based	8.625%	10.5%	10.0%
Tier 1 Risk-Based	6.625%	8.5%	8.0%
Common Equity Tier 1 Risk-based	5.125%	7.0%	6.5%
Leverage	4.000%	4.0%	5.0%

(1)
Includes 0.625% capital conservation buffer, except the leverage capital ratio.

(2)
Includes 2.5% capital conservation buffer, except the leverage capital ratio.

        The Basel III capital rules introduce a new "capital conservation buffer," for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

        At March 31, 2016, the Company's and HBC's regulatory capital increased, compared to March 31, 2015, concurrent with average assets for capital purposes and risk-weighted assets due to the common stock issued in the Focus transaction, net of normal fluctuations to regulatory capital from dividends, share based compensation, and net income. During the first quarter of 2016, HBC upstreamed a $6.0 million dividend to HCC.

        At March 31, 2016, the Company's consolidated capital ratio exceeded regulatory guidelines and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2016, March 31, 2015, and December 31, 2015, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2016, that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At March 31, 2016, the Company had total shareholders' equity of $251.7 million, compared to $186.8 million at March 31, 2015, and $245.4 million at December 31, 2015. The increase in total shareholders' equity at March 31, 2016 from March 31, 2015 was primarily due to the Focus acquisition and an increase in retained earnings. At March 31, 2016, total shareholders' equity included $19.5 million in preferred stock, $194.2 million in common stock, $41.5 million in retained earnings, and ($3.5) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($3.5) million at March 31, 2016, compared to accumulated other comprehensive loss of ($1.3) million at March 31, 2015, and an accumulated other comprehensive loss of ($6.2) million at December 31, 2015. The unrealized gain on securities available-for-sale, net of taxes, included in accumulated other comprehensive loss was an unrealized gain of $3.0 million, at March 31, 2016, compared to an unrealized gain of $3.3 million, at March 31, 2015, and an unrealized gain of $296,000, at December 31, 2015. The components of accumulated other comprehensive loss, net of taxes, at March 31, 2016 include the following: an unrealized gain on available-for-sale securities of $3.0 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $394,000; a split dollar insurance contracts liability of ($3.6) million; a supplemental executive retirement plan liability of ($4.1) million; and an unrealized gain on interest-only strip from SBA loans of $795,000.

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

        The book value per common share was $7.22 at March 31, 2016, compared to $6.31 at March 31, 2015, and $7.03 at December 31, 2015. The tangible book value per common share was $5.54 at March 31, 2016, compared to $5.70 at March 31, 2015, and $5.35 at December 31, 2015. On a full conversion of the Series C Preferred stock into common stock at March 31, 2016, March 31, 2015, and December 31, 2015: (i) the book value per common share would have been reduced to $6.66, $5.81, $6.51, respectively; and (ii) the tangible book value per common share would have been reduced to $5.24, $5.31, $5.07, respectively. A reduction in the book value per share and tangible book value per share upon full conversion would result primarily because of the 5,601,000 additional shares of common stock issued for the conversion of the 21,004 shares of Series C Preferred stock.

        The holders of the Series C Preferred Stock have applied or intend to apply to the Federal Reserve for approval to exchange the 21,004 shares of Series C Preferred Stock for 5,601,000 common stock (the as converted equivalent). The Company has indicated to the holders that if such approval is obtained the Company would agree to enter into an exchange agreement to effect the exchange. One of the holders has obtained approval from the Federal Reserve. There is no assurance the other holder will obtain approval from the Federal Reserve.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2016. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$17,972	23.2%
+300	$13,713	17.7%
+200	$9,444	12.2%
+100	$4,933	6.4%
0	$—	0.0%
–100	$(8,556)	–11.0%
–200	$(17,238)	–22.2%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2016. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as March 31, 2016, the period covered by this report on Form 10-Q.

        During the three months ended March 31, 2016, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our 2015 Annual Report on Form 10-K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

Heritage Commerce Corp (Registrant)
Date: May 6, 2016	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: May 6, 2016	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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