Form 10-Q
period 2016-06-30
HERITAGE COMMERCE CORP
filed 2016-08-05
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

        The Registrant had 32,295,563 shares of Common Stock outstanding on July 28, 2016.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Cash and due from banks	$30,820	$24,112
Interest-bearing deposits in other financial institutions	128,024	319,980

Total cash and cash equivalents	158,844	344,092
Securities available-for-sale, at fair value	390,435	385,079
Securities held-to-maturity, at amortized cost (fair value of $214,624 at June 30, 2016 and $109,821 at December 31, 2015)	210,170	109,311
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	4,879	7,297
Loans, net of deferred fees	1,464,114	1,358,716
Allowance for loan losses	(19,921)	(18,926)

Loans, net	1,444,193	1,339,790
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	15,190	12,694
Company owned life insurance	58,765	60,021
Premises and equipment, net	7,542	7,773
Goodwill	45,664	45,664
Other intangible assets	7,734	8,518
Accrued interest receivable and other assets	34,876	41,340

Total assets	$2,378,292	$2,361,579

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$834,590	$821,405
Demand, interest-bearing	499,512	496,278
Savings and money market	480,677	496,843
Time deposits-under $250	60,761	62,026
Time deposits-$250 and over	182,591	160,815
Time deposits-brokered	6,079	17,825
CDARS—money market and time deposits	9,574	7,583

Total deposits	2,073,784	2,062,775
Short-term borrowings	—	3,000
Accrued interest payable and other liabilities	46,995	50,368

Total liabilities	2,120,779	2,116,143
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at June 30, 2016 and December 31, 2015 (liquidation preference of $21,004 at June 30, 2016 and December 31, 2015)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 32,294,063 shares issued and outstanding at June 30, 2016 and 32,113,479 shares issued and outstanding at December 31, 2015	194,765	193,364
Retained earnings	45,371	38,773
Accumulated other comprehensive loss	(2,142)	(6,220)

Total shareholders' equity	257,513	245,436

Total liabilities and shareholders' equity	$2,378,292	$2,361,579

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$19,735	$15,643	$38,923	$30,647
Securities, taxable	2,829	1,554	5,603	3,157
Securities, exempt from Federal tax	575	515	1,154	1,021
Other investments and interest-bearing deposits in other financial institutions	365	463	886	716

Total interest income	23,504	18,175	46,566	35,541

Interest expense:
Deposits	760	533	1,518	1,041

Total interest expense	760	533	1,518	1,041

Net interest income before provision for loan losses	22,744	17,642	45,048	34,500
Provision (credit) for loan losses	351	22	752	(38)

Net interest income after provision for loan losses	22,393	17,620	44,296	34,538

Noninterest income:
Gain on proceeds from company owned life insurance	1,019	—	1,019	—
Service charges and fees on deposit accounts	783	715	1,550	1,338
Increase in cash surrender value of life insurance	440	396	889	796
Servicing income	371	299	742	605
Gain on sales of securities	347	—	527	—
Gain on sales of SBA loans	279	186	584	393
Other	421	568	963	958

Total noninterest income	3,660	2,164	6,274	4,090

Noninterest expense:
Salaries and employee benefits	8,742	7,712	17,689	15,754
Occupancy and equipment	1,081	1,036	2,157	2,072
Professional fees	708	239	1,533	333
Other	3,850	3,630	7,687	6,734

Total noninterest expense	14,381	12,617	29,066	24,893

Income before income taxes	11,672	7,167	21,504	13,735
Income tax expense	4,377	2,690	8,103	5,120

Net income	7,295	4,477	13,401	8,615
Dividends on preferred stock	(504)	(448)	(1,008)	(896)

Net income available to common shareholders	$6,791	$4,029	$12,393	$7,719

Earnings per common share:
Basic	$0.19	$0.14	$0.35	$0.27
Diluted	$0.19	$0.14	$0.35	$0.27

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$7,295	$4,477	$13,401	$8,615
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities and I/O strips	2,723	(3,404)	7,562	(2,516)
Deferred income taxes	(1,144)	1,430	(3,176)	1,056
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(76)	(14)	(90)	(28)
Deferred income taxes	32	6	38	12
Reclassification adjustment for gains on sales of securities realized in income	(347)	—	(527)	—
Deferred income taxes	146	—	221	—

Change in unrealized gains on securities and I/O strips, net of deferred income taxes	1,334	(1,982)	4,028	(1,476)

Change in net pension and other benefit plan liabilities adjustment	38	48	86	96
Deferred income taxes	(16)	(20)	(36)	(40)

Change in pension and other benefit plan liabilities net of deferred income taxes	22	28	50	56

Other comprehensive income (loss)	1,356	(1,954)	4,078	(1,420)

Total comprehensive income	$8,651	$2,523	$17,479	$7,195

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 30, 2016 and 2015
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2015	21,004	$19,519	26,503,505	$133,676	$33,014	$(1,851)	$184,358
Net income	—	—	—	—	8,615	—	8,615
Other comprehensive loss	—	—	—	—	—	(1,420)	(1,420)
Issuance of restricted stock awards, net	—	—	68,855	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	34	—	—	34
Cash dividend declared $0.16 per share	—	—	—	—	(5,145)	—	(5,145)
Stock option expense, net of forfeitures and taxes	—	—	—	475	—	—	475
Stock options exercised	—	—	23,734	122	—	—	122

Balance, June 30, 2015	21,004	$19,519	26,596,094	$134,307	$36,484	$(3,271)	$187,039

Balance, January 1, 2016	21,004	$19,519	32,113,479	$193,364	$38,773	$(6,220)	$245,436
Net income	—	—	—	—	13,401	—	13,401
Other comprehensive income	—	—	—	—	—	4,078	4,078
Issuance of restricted stock awards, net		—	82,372	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	296	—	—	296
Cash dividend declared $0.18 per share	—	—	—	—	(6,803)	—	(6,803)
Stock option expense, net of forfeitures and taxes	—	—	—	482	—	—	482
Stock options exercised	—	—	98,212	623	—	—	623

Balance, June 30, 2016	21,004	$19,519	32,294,063	$194,765	$45,371	$(2,142)	$257,513

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,401	$8,615
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,746	662
Gain on sale of securities available-for-sale	(527)	—
Gain on sale of SBA loans	(584)	(393)
Proceeds from SBA loans originated for sale	8,398	4,767
SBA loans originated for sale	(8,187)	(6,996)
Provision (credit) for loan losses	752	(38)
Increase in cash surrender value of life insurance	(889)	(796)
Depreciation and amortization	361	366
Amortization of intangible assets	784	378
Gain on sale of foreclosed assets, net	—	(106)
Stock option expense, net	482	475
Amortization of restricted stock awards, net	296	34
Gain on proceeds from company owned life insurance	(1,019)	—
Effect of changes in:
Accrued interest receivable and other assets	3,280	(831)
Accrued interest payable and other liabilities	(3,359)	1,051

Net cash provided by operating activities	14,935	7,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(75,803)	(19,953)
Purchase of securities held-to-maturity	(109,934)	(6,153)
Maturities/paydowns/calls of securities available-for-sale	27,789	14,195
Maturities/paydowns/calls of securities held-to-maturity	8,591	1,786
Proceeds from sale of securities available-for-sale	49,171	—
Net change in loans	(102,413)	(43,308)
Change in Federal Home Loan Bank and Federal Reserve Bank stock and other investments	(2,496)	(25)
Purchase of premises and equipment	(130)	(164)
Proceeds from sale of foreclosed assets	49	1,571
Proceeds from company owned life insurance	3,164	—

Net cash used in investing activities	(202,012)	(52,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	11,009	58,751
Exercise of stock options	623	122
Repayment of short-term borrowings	(3,000)	—
Payment of cash dividends	(6,803)	(5,145)

Net cash provided by financing activities	1,829	53,728

Net (decrease) increase in cash and cash equivalents	(185,248)	8,865
Cash and cash equivalents, beginning of period	344,092	122,403

Cash and cash equivalents, end of period	$158,844	$131,268

Supplemental disclosures of cash flow information:
Interest paid	$1,512	$1,057
Income taxes paid	4,955	3,860
Due to broker for securities purchased, settling after quarter-end	—	730
Supplemental schedule of non-cash investing activity:
Transfer of loans held for sale to loan portfolio	2,791	—
Loans transferred to foreclosed assets	49	1,236

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

        HBC is a commercial bank serving customers primarily located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. With the acquisition of Bay View Funding, the Company now has two reportable segments consisting of Banking and Factoring. The Company's management uses segment results in its operating and strategic planning.

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

        The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2016.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

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

June 30, 2016

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

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss ("CECL") model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

1) Basis of Presentation (Continued)

requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization's reasonable and supportable estimate of expected credit losses extends to held to maturity ("HTM") debt securities. The update amends the accounting for credit losses on available-for-sale securities ("AFS"), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization's portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

2) Earnings Per Share (Continued)

reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$6,791	$4,029	$12,393	$7,719
Less: undistributed earnings allocated to Series C Preferred Stock	(576)	(331)	(979)	(605)

Distributed and undistributed earnings allocated to common shareholders	$6,215	$3,698	$11,414	$7,114

Weighted average common shares outstanding for basic earnings per common share	32,243,935	26,573,909	32,184,825	26,541,816
Dilutive effect of stock options oustanding, using the the treasury stock method	268,676	193,346	260,691	182,444

Shares used in computing diluted earnings per common share	32,512,611	26,767,255	32,445,516	26,724,260

Basic earnings per share	$0.19	$0.14	$0.35	$0.27
Diluted earnings per share	$0.19	$0.14	$0.35	$0.27

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2016 and 2015
	Unrealized Gains on Available- for-Sale Securities and I/O Strips	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity	Defined Benefit Pension Plan Items	Total
	(Dollars in thousands)
Beginning balance April 1, 2016, net of taxes	$3,792	$395	$(7,685)	$(3,498)
Other comprehensive income (loss) before reclassification, net of taxes	1,579	—	(5)	1,574
Amounts reclassified from other comprehensive income (loss), net of taxes	(201)	(44)	27	(218)

Net current period other comprensive income (loss), net of taxes	1,378	(44)	22	1,356

Ending balance June 30, 2016, net of taxes	$5,170	$351	$(7,663)	$(2,142)

Beginning balance April 1, 2015, net of taxes	$4,180	$427	$(5,924)	$(1,317)
Other comprehensive loss before reclassification, net of taxes	(1,974)	—	(2)	(1,976)
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	30	22

Net current period other comprehensive income (loss), net of taxes	(1,974)	(8)	28	(1,954)

Ending balance June 30, 2015, net of taxes	$2,206	$419	$(5,896)	$(3,271)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Six Months Ended June 30, 2016 and 2015
	Unrealized Gains on Available- for-Sale Securities and I/O Strips	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity	Defined Benefit Pension Plan Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2016, net of taxes	$1,090	$403	$(7,713)	$(6,220)
Other comprehensive income (loss) before reclassification, net of taxes	4,386	—	(5)	4,381
Amounts reclassified from other comprehensive income (loss), net of taxes	(306)	(52)	55	(303)

Net current period other comprensive income (loss), net of taxes	4,080	(52)	50	4,078

Ending balance June 30, 2016, net of taxes	$5,170	$351	$(7,663)	$(2,142)

Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive loss before reclassification, net of taxes	(1,460)	—	(23)	(1,483)
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(16)	79	63

Net current period other comprehensive income (loss), net of taxes	(1,460)	(16)	56	(1,420)

Ending balance June 30, 2015, net of taxes	$2,206	$419	$(5,896)	$(3,271)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI Three Months Ended June 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2016	2015
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$347	$—	Gains on sale of securities
	(146)	—	Income tax expense

	201	—	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	76	14	Interest income on taxable securities
	(32)	(6)	Income tax expense

	44	8	Net of tax

Amortization of defined benefit pension plan items(1)
Prior transition obligation	13	44
Actuarial losses	(60)	(96)

	(47)	(52)	Salaries and employee benefits
	20	22	Income tax expense

	(27)	(30)	Net of tax

Total reclassification for the period	$218	$(22)

(1)
This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI Six Months Ended June 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2016	2015
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$527	$—	Gains on sale of securities
	(221)	—	Income tax expense

	306	—	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	90	28	Interest income on taxable securities
	(38)	(12)	Income tax expense

	52	16	Net of tax

Amortization of defined benefit pension plan items(1)	26	56
Prior transition obligation	(120)	(192)

Actuarial losses	(94)	(136)	Salaries and employee benefits
	39	57	Income tax expense

	(55)	(79)	Net of tax

Total reclassification for the period	$303	$(63)

(1)
This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at June 30, 2016 and December 31, 2015 were as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$366,690	$6,770	$—	$373,460
Trust preferred securities	15,000	938	—	15,938
Corporate bonds	996	41	—	1,037

Total	$382,686	$7,749	$—	$390,435

Securities held-to-maturity:
Agency mortgage-backed securities	$118,779	$1,262	$(9)	$120,032
Municipals—exempt from Federal tax	91,391	3,242	(41)	94,592

Total	$210,170	$4,504	$(50)	$214,624

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$324,077	$2,457	$(2,304)	$324,230
U.S. Treasury	30,047	—	(44)	30,003
Trust preferred securities	15,000	132	—	15,132
U.S. Government sponsored entities	9,042	13	(14)	9,041
Corporate bonds	6,412	261	—	6,673

Total	$384,578	$2,863	$(2,362)	$385,079

Securities held-to-maturity:
Municipals—exempt from Federal tax	$93,518	$1,517	$(863)	$94,172
Agency mortgage-backed securities	15,793	24	(168)	15,649

Total	$109,311	$1,541	$(1,031)	$109,821

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$763	$(1)	$2,137	$(8)	$2,900	$(9)
Municipals—exempt from Federal tax	—	—	2,224	(41)	2,224	(41)

Total	$763	$(1)	$4,361	$(49)	$5,124	$(50)

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$241,067	$(2,258)	$2,165	$(46)	$243,232	$(2,304)
U.S. Treasury	30,003	(44)	—	—	30,003	(44)
U.S. Government sponsored entities	4,980	(14)	—	—	4,980	(14)

Total	$276,050	$(2,316)	$2,165	$(46)	$278,215	$(2,362)

Securities held-to-maturity:
Municipals—exempt from Federal tax	$9,920	$(78)	$24,412	$(785)	$34,332	$(863)
Agency mortgage-backed securities	7,152	(89)	4,409	(79)	11,561	(168)

Total	$17,072	$(167)	$28,821	$(864)	$45,893	$(1,031)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At June 30, 2016, the Company held 462 securities (184 available-for-sale and 278 held-to-maturity), of which 9 had fair values below amortized cost. At June 30, 2016, there were $2,224,000 of municipal bonds held-to-maturity, and $2,137,000 of agency mortgage-backed securities held-to-maturity carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $49,000 at June 30, 2016. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at June 30, 2016.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

4) Securities (Continued)

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

        The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Proceeds	$43,573	$—	$49,171	$—
Gross gains	364	—	544	—
Gross losses	(17)	—	(17)	—

        The amortized cost and estimated fair values of securities as of June 30, 2016, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$996	$1,037
Due after ten years	15,000	15,938
Agency mortgage-backed securities	366,690	373,460

Total	$382,686	$390,435

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due 3 months or less	$498	$499
Due after 3 months through one year	503	506
Due after one through five years	4,721	4,815
Due after five through ten years	14,970	15,941
Due after ten years	70,699	72,831
Agency mortgage-backed securities	118,779	120,032

Total	$210,170	$214,624

5) Loans

        Loans were as follows for the periods indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$610,385	$556,522
Real estate:
Commercial	619,539	625,665
Land and construction	103,710	84,428
Home equity	78,332	76,833
Residential mortgages	32,852	—
Consumer	20,037	16,010

Loans	1,464,855	1,359,458
Deferred loan origination fees, net	(741)	(742)

Loans, net of deferred fees	1,464,114	1,358,716
Allowance for loan losses	(19,921)	(18,926)

Loans, net	$1,444,193	$1,339,790

        At June 30, 2016 and December 31, 2015, total net loans included in the table above include $117,655,000, and $141,343,000, respectively, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

        During the second quarter of 2016, the Company purchased $35,014,000 of jumbo single family residential mortgage loans all of which are domiciled in California. The average loan principal amount is approximately $850,000, and the average yield on the portfolio is 3.11%, net of servicing fees of 25 basis points. Residential mortgages outstanding at June 30, 2016 totaled $32,852,000.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

5) Loans (Continued)

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,279	$8,068	$111	$19,458
Charge-offs	(23)	—	—	(23)
Recoveries	129	6	—	135

Net recoveries	106	6	—	112
Provision for loan losses	143	203	5	351

Balance, end of period	$11,528	$8,277	$116	$19,921

	Three Months Ended June 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,856	$7,554	$144	$18,554
Charge-offs	(9)	—	—	(9)
Recoveries	46	114	30	190

Net recoveries	37	114	30	181
Provision (credit) for loan losses	300	(218)	(60)	22

Balance, end of period	$11,193	$7,450	$114	$18,757

	Six Months Ended June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,748	$8,076	$102	$18,926
Charge-offs	(140)	—	—	(140)
Recoveries	161	222	—	383

Net recoveries	21	222	—	243
Provision (credit) for loan losses	759	(21)	14	752

Balance, end of period	$11,528	$8,277	$116	$19,921

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

5) Loans (Continued)

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

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$207	$111	$—	$318
Collectively evaluated for impairment	11,321	8,166	116	19,603
Acquired with deterioriated credit quality	—	—	—	—

Total allowance balance	$11,528	$8,277	$116	$19,921

Loans:
Individually evaluated for impairment	$440	$3,813	$3	$4,256
Collectively evaluated for impairment	609,700	830,620	20,034	1,460,354
Acquired with deterioriated credit quality	245	—	—	245

Total loan balance	$610,385	$834,433	$20,037	$1,464,855

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

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

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

5) Loans (Continued)

foreclosure according to local requirements of the applicable jurisdiction are not material as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$285	$285	$—	$745	$745	$—
Real estate:
Commercial	3,708	2,849	—	3,851	2,992	—
Land and construction	225	207	—	237	219	—
Home Equity	285	285	—	302	302	—
Consumer	3	3	—	4	4	—

Total with no related allowance recorded	4,506	3,629	—	5,139	4,262	—
With an allowance recorded:
Commercial	400	400	207	1,506	1,506	174
Real estate:
Home Equity	472	472	111	759	759	112

Total with an allowance recorded	872	872	318	2,265	2,265	286

Total	$5,378	$4,501	$318	$7,404	$6,527	$286

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended June 30, 2016
Real Estate
	Commercial	Commercial	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$560	$2,880	$210	$762	$3	$4,415
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2015
Real Estate
	Commercial	Commercial	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,058	$3,655	$895	$330	$5	$5,943
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

5) Loans (Continued)

Six Months Ended June 30, 2016
Real Estate
	Commercial	Commercial	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,124	$2,917	$213	$862	$3	$5,119
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2015
Real Estate
	Commercial	Commercial	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,606	$2,987	$1,037	$335	$5	$5,970
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	June 30,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$4,360	$4,832	$4,716
Restructured and loans over 90 days past due and still accruing	—	—	1,662

Total nonperforming loans	4,360	4,832	6,378
Other restructured loans	141	158	149

Impaired loans, excluding loans held-for-sale	$4,501	$4,990	$6,527

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

5) Loans (Continued)

        The following table presents the nonperforming loans by class for the periods indicated:

	June 30, 2016			December 31, 2015
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$544	$—	$544	$724	$1,378	$2,102
Real estate:
Commercial	2,849	—	2,849	2,992	—	2,992
Land and construction	207	—	207	219	—	219
Home equity	757	—	757	777	284	1,061
Consumer	3	—	3	4	—	4

Total	$4,360	$—	$4,360	$4,716	$1,662	$6,378

        The following tables present the aging of past due loans by class for the periods indicated:

	June 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$5,187	$1,519	$40	$6,746	$603,639	$610,385
Real estate:
Commercial	2,387	—	—	2,387	617,152	619,539
Land and construction	—	—	207	207	103,503	103,710
Home equity	284	472	1	757	77,575	78,332
Residential mortgages	—	—	—	—	32,852	32,852
Consumer	—	—	—	—	20,037	20,037

Total	$7,858	$1,991	$248	$10,097	$1,454,758	$1,464,855

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,285	$262	$1,704	$5,251	$551,271	$556,522
Real estate:
Commercial	—	—	—	—	625,665	625,665
Land and construction	219	—	—	219	84,209	84,428
Home equity	—	—	284	284	76,549	76,833
Consumer	—	—	—	—	16,010	16,010

Total	$3,504	$262	$1,988	$5,754	$1,353,704	$1,359,458

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

5) Loans (Continued)

        Past due loans 30 days or greater totaled $10,097,000 and $5,754,000 at June 30, 2016 and December 31, 2015, respectively, of which $3,542,000 and $591,000 were on nonaccrual. At June 30, 2016, there were also $818,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2015, there were also $4,125,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

June 30, 2016

(Unaudited)

5) Loans (Continued)

        Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at June 30, 2016 and December 31, 2015.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	June 30, 2016			December 31, 2015
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$594,610	$15,775	$610,385	$547,536	$8,986	$556,522
Real estate:
Commercial	614,270	5,269	619,539	617,865	7,800	625,665
Land and construction	103,503	207	103,710	84,209	219	84,428
Home equity	77,240	1,092	78,332	75,511	1,322	76,833
Residential mortgages	32,852	—	32,852	—	—	—
Consumer	19,882	155	20,037	15,705	305	16,010

Total	$1,442,357	$22,498	$1,464,855	$1,340,826	$18,632	$1,359,458

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company's underwriting policy.

        The book balance of troubled debt restructurings at June 30, 2016 was $145,000, which included $3,000 of nonaccrual loans and $141,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2015 was $153,000, which included $4,000 of nonaccrual loans and $149,000 of accruing loans. Approximately $2,000 and $3,000 in specific reserves were established with respect to these loans as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three and six month periods ended June 30, 2016 and 2015.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and six month periods ended June 30, 2016 and 2015.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

5) Loans (Continued)

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

        Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015. Pre-tax severance, retention, acquisition and integration costs totaled $423,000 for the second quarter of 2015, $542,000 for the first six months of 2015, and $6,398,000 for the year ended December 31, 2015.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

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

        Goodwill of $32,620,000 arising from the acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As this transaction was structured as a taxfree exchange, the goodwill will not be deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. The loans with a fair value of $170,353,000 and $1,758,000 of income tax

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

6) Business Combinations (Continued)

attributes, on the acquisition date, related to the purchase accounting adjustments and Focus' legacy deferred tax assets are subject to change pending receipt of the final valuations and analyses. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments.

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

UNAUDITED	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(Dollars in thousands, except per share amounts)
Net interest income	$20,665	$40,757
Provision for loan losses	22	12
Noninterest income	2,603	5,705
Noninterest expense	14,917	30,335

Income before income taxes	8,329	16,115
Income tax expense	3,203	6,126

Net income	$5,126	$9,989

Net income per share—basic	$0.14	$0.27
Net income per share—diluted	$0.13	$0.26

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

(7) Goodwill and Other Intangible Assets

  Goodwill

        At June 30, 2016, the carrying value of goodwill was $45,664,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding and $32,620,000 from its acquisition of Focus. During the fourth quarter of 2015, adjustments were made to the purchase price allocations for the Focus transaction that affected the amounts allocated to goodwill and other assets.

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

        The Company tests goodwill for impairment on an annual basis as of November 30. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment analysis on goodwill as of November 30, 2015 with the assistance of an independent valuation firm. Based on the qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the reporting unit exceeded its reported book value of equity at November 30, 2015. As such, no impairment was indicated and no further testing was required.

  Other Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. These assets are amortized over their estimated useful lives of 10 years. The customer relationship intangible asset was fully amortized at December 31, 2014. Accumulated amortization of these intangible assets was $4,917,000 and $4,703,000 at June 30, 2016 and December 31, 2015, respectively.

        The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful lives of 10 years. Accumulated amortization of this intangible asset was $704,000 and $288,000 at June 30, 2016 and December 31, 2015, respectively.

        Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non-compete agreement intangible asset of $250,000 (amortized over

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

3 years). Accumulated amortization of these intangible assets was $515,000 and $360,000 at June 30, 2016 and December 31, 2015, respectively.

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

        Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2016 and December 31, 2015.

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

        Under generally accepted accounting principles, a valuation allowance is required if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

8) Income Taxes (Continued)

losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting Standards Codification (ASC) 740-10 Accounting for Uncertainty in Income Taxes, the Company estimated the need for a reserve for income taxes of $71,000, net of Federal benefit, for uncertain state income tax positions of Bay View Funding as of June 30, 2016. The Company does not expect this amount to significantly increase or decrease in the next twelve months.

        The Company had net deferred tax assets of $20,299,000, and $22,218,000, at June 30, 2016, and December 31, 2015, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2016 and December 31, 2015 will be fully realized in future years.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements.

        The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Low income housing investments	$4,116	$4,304
Future commitments	$380	$1,271

        The Company expects $283,000 of the future commitments to be paid in 2016, $14,000 in 2017, and $83,000 in 2018 through 2023.

        For tax purposes, the Company had low income housing tax credits of $111,000 and $180,000 for the three months ended June 30, 2016 and June 30, 2015, respectively, and low income housing investment losses of $118,000 and $228,000, respectively. For tax purposes, the Company had low income housing tax credits of $222,000 and $360,000 for the six months ended June 30, 2016 and June 30, 2015, respectively, and low income housing investment losses of $235,000 and $457,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

9) Benefit Plans (Continued)

unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$133	$216	$266	$432
Interest cost	259	221	518	442
Amortization of net actuarial loss	60	96	120	192

Net periodic benefit cost	$452	$533	$904	$1,066

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for some current and some former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,215	$4,641
Interest cost	124	169
Amortization of net actuarial loss	—	1,405

Projected benefit obligation at end of period	$6,339	$6,215

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Net actuarial loss	$2,218	$2,147
Prior transition obligation	1,373	1,418

Accumulated other comprehensive loss	$3,591	$3,565

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of prior transition obligation	$(13)	$(44)	$(26)	$(56)
Interest cost	62	34	124	84

Net periodic benefit cost	$49	$(10)	$98	$28

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

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

        The holders of the Series C Preferred Stock applied for and received the approval of the Federal Reserve and California Department of Business Oversight to exchange the 21,004 shares of Series C Preferred Stock for 5,601,000 common stock (the as converted equivalent). The Company has indicated to the holders that if such approval were obtained the Company would agree to enter into an exchange agreement to effect the exchange. The Company expects to enter into agreements and complete the transactions during the third quarter of 2016.

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

June 30, 2016

(Unaudited)

11) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2016:
Available-for-sale securities:
Agency mortgage-backed securities	$373,460	—	$373,460	—
Trust preferred securities	$15,938	—	$15,938	—
Corporate bonds	$1,037	—	$1,037	—
I/O strip receivables	$1,154	—	$1,154	—
Assets at December 31, 2015:
Available-for-sale securities:
Agency mortgage-backed securities	$324,230	—	$324,230	—
U.S. Treasury	$30,003	$30,003	—	—
Trust preferred securities	$15,132	—	$15,132	—
U.S. Government sponsored entities	$9,041	—	$9,041	—
Corporate bonds	$6,673	—	$6,673	—
I/O strip receivables	$1,367	—	$1,367	—

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

June 30, 2016

(Unaudited)

11) Fair Value (Continued)

adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2016:
Impaired loans—held-for-investment:
Commercial	$193	—	—	$193
Real estate:
Commercial	461	—	—	461
Land and construction	207	—	—	207
Home equity	361	—	—	361

	$1,222	—	—	$1,222

Assets at December 31, 2015:
Impaired loans—held-for-investment:
Commercial	$1,333	—	—	$1,333
Real estate:
Commercial	503	—	—	503
Land and construction	219	—	—	219
Home equity	647	—	—	647

	$2,702	—	—	$2,702

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

11) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$1,540	$2,988
Book value of impaired loans held-for-investment carried at cost	2,961	3,539

Total impaired loans held-for-investment	$4,501	$6,527

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$1,540	$2,988
Specific valuation allowance	(318)	(286)

Impaired loans held-for-investment carried at fair value, net	$1,222	$2,702

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $4,501,000 at June 30, 2016. In addition, these loans had a specific valuation allowance of $318,000 at June 30, 2016. Impaired loans held-for-investment totaling $1,540,000 at June 30, 2016, were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $2,961,000 of impaired loans were carried at cost at June 30, 2016, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first six months of 2016 on impaired loans held-for-investment carried at fair value at June 30, 2016 resulted in an additional provision for loan losses of $207,000.

        At June 30, 2016, foreclosed assets had a carrying amount of $313,000, with no valuation allowance at June 30, 2016.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

11) Fair Value (Continued)

        At December 31, 2015, foreclosed assets had a carrying amount of $364,000, with no valuation allowance at December 31, 2015.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$193	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Commercial	$461	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$207	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Home equity	$361	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,333	Market Approach	Discount adjustment for differences between comparable sales	0% to 5% (5%)
Real estate:
Commercial	$503	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$219	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Home equity	$647	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2%)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

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

        The carrying amounts and estimated fair values of financial instruments at June 30, 2016 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$158,844	$158,844	$—	$—	$158,844
Securities available-for-sale	390,435	—	390,435	—	390,435
Securities held-to-maturity	210,170	—	189,184	—	189,184
Loans (including loans held-for-sale), net	1,449,072	—	4,879	1,524,399	1,529,278
FHLB and FRB stock	15,190	—	—	—	N/A
Accrued interest receivable	6,483	—	1,928	4,555	6,483
I/O strips receivables	1,154	—	1,154	—	1,154
Liabilities:
Time deposits	$254,022	$—	$254,373	$—	$254,373
Other deposits	1,819,762	—	1,819,762	—	1,819,762
Accrued interest payable	176	—	176	—	176

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

11) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2015:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$344,092	$344,092	$—	$—	$344,092
Securities available-for-sale	385,079	30,003	355,076	—	385,079
Securities held-to-maturity	109,311	—	109,821	—	109,821
Loans (including loans held-for-sale), net	1,347,087	—	7,297	1,337,939	1,345,236
FHLB stock, FRB stock, and other investments	12,694	—	—	—	N/A
Accrued interest receivable	5,924	14	1,640	4,270	5,924
I/O strips receivables	1,367	—	1,367	—	1,367
Liabilities:
Time deposits	$244,861	$—	$245,279	$—	$245,279
Other deposits	1,817,914	—	1,817,914	—	1,817,914
Short-term borrowings	3,000	—	3,000	—	3,000
Accrued interest payable	170	—	170	—	170

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

June 30, 2016

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

12) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the six months ended June 30, 2016, the Company granted 295,500 shares of nonqualified stock options and 85,024 shares of restricted stock. There were 569,141 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2016.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,775,027	$10.62
Granted	295,500	$10.35
Exercised	(98,212)	$6.34
Forfeited or expired	(30,432)	$18.10

Outstanding at June 30, 2016	1,941,883	$10.67	6.1	$3,629,078

Vested or expected to vest	1,844,789		6.1	$3,447,624

Exercisable at June 30, 2016	1,268,834		4.6	$2,977,720

        As of June 30, 2016, there was $1,910,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.88 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2016	167,605	$9.28
Granted	85,024	$10.34
Vested	(22,214)	$9.12
Forfeited or expired	(2,652)	$9.36

Nonvested shares at June 30, 2016	227,763	$9.69

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

12) Equity Plan (Continued)

        As of June 30, 2016, there was $1,942,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.88 years.

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

        As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2016.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2016 and December 31, 2015, the Company and HBC met all capital adequacy guidelines to which they were subject.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

13) Capital Requirements (Continued)

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2016, and December 31, 2015.

	Actual		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio(1)
	(Dollars in thousands)
As of June 30, 2016:
Total Capital	$226,820	12.3%	$159,214	8.625%
(to risk-weighted assets)
Tier 1 Capital	$206,181	11.2%	$122,295	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$187,426	10.2%	$94,606	5.125%
(to risk-weighted assets)
Tier 1 Capital	$206,181	9.0%	$91,499	4.000%
(to average assets)

(1)
Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

	Actual		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital	$218,915	12.5%	$140,041	8.0%
(to risk-weighted assets)
Tier 1 Capital	$199,299	11.4%	$105,031	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$181,221	10.4%	$78,773	4.5%
(to risk-weighted assets)
Tier 1 Capital	$199,299	8.6%	$92,918	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

13) Capital Requirements (Continued)

        HBC's actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2016, and December 31, 2015.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio(1)
	(Dollars in thousands)
As of June 30, 2016:
Total Capital	$224,712	12.2%	$184,576	10.0%	$159,197	8.625%
(to risk-weighted assets)
Tier 1 Capital	$204,073	11.1%	$147,661	8.0%	$122,282	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$204,073	11.1%	$119,974	6.5%	$94,595	5.125%
(to risk-weighted assets)
Tier 1 Capital	$204,073	8.9%	$114,363	5.0%	$91,491	4.000%
(to average assets)

(1)
Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital	$219,943	12.6%	$175,022	10.0%	$140,018	8.0%
(to risk-weighted assets)
Tier 1 Capital	$200,327	11.4%	$140,018	8.0%	$105,013	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$200,327	11.4%	$113,764	6.5%	$78,760	4.5%
(to risk-weighted assets)
Tier 1 Capital	$200,327	8.6%	$116,112	5.0%	$92,889	4.0%
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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

13) Capital Requirements (Continued)

(i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions ("DBO") may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2016, HBC would not be required to obtain regulatory approval, and the amount available for cash divideneds is $12,361,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the second and first quarters of 2016, HBC distributed dividends of $4,000,000 and $6,000,000, respectively, for a total of $10,000,000 during the first six months of 2016.

14) Loss Contingencies

        The Company's policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. A number of parties have filed complaints in the Superior Court of California for the County of Santa Clara asserting certain claims against the Company arising from the transfer of funds. The complaints have been consolidated for trial, which is set for trial in early 2017. The Company has reached a tentative settlement on one of the complaints, which is not considered to be material. As to all claims, it is not possible to determine the amount of the loss, if any, arising from the claim in excess of the legal expenses expected to be incurred in defense of the litigation. The Company intends to vigorously defend the litigation.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

15) Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$8,742	$7,712
Occupancy and equipment	1,081	1,036
Professional fees	708	239
Amortizaton of intangible assets	392	189
Software subscriptions	376	264
Data processing	371	236
FDIC deposit insurance premiums	327	238
Insurance expense	307	291
Foreclosed assets	2	(36)
Acquisition and integration related costs	—	439
Other	2,075	2,009

Total noninterest expense	$14,381	$12,617

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$17,689	$15,754
Occupancy and equipment	2,157	2,072
Professional fees	1,533	333
Amortizaton of intangible assets	784	378
Software subscriptions	717	591
Data processing	771	539
FDIC deposit insurance premiums	658	476
Insurance expense	606	582
Foreclosed assets	4	(206)
Acquisition and integration related costs	—	577
Other	4,147	3,797

Total noninterest expense	$29,066	$24,893

16) Business Segment Information

        The following presents the Company's operating segments. The Company operates through two business segments: Banking segment and Factoring segment. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

16) Business Segment Information (Continued)

on the Company's prime rate and funding costs. The provision for loan loss is allocated based on the segment's allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding.

	Three Months Ended June 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,301	$3,203	$23,504
Intersegment interest allocations	304	(304)	—
Total interest expense	760	—	760

Net interest income	19,845	2,899	22,744
Provision for loan losses	325	26	351

Net interest income after provision	19,520	2,873	22,393
Noninterest income	3,497	163	3,660
Noninterest expense	12,602	1,779	14,381
Intersegment expense allocations	214	(214)	—

Income before income taxes	10,629	1,043	11,672
Income tax expense	3,940	437	4,377

Net income	$6,689	$606	$7,295

Total assets	$2,311,058	$67,234	$2,378,292
Loans, net of deferred fees	$1,412,317	$51,797	$1,464,114
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

16) Business Segment Information (Continued)

	Three Months Ended June 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$15,037	$3,138	$18,175
Intersegment interest allocations	274	(274)	—
Total interest expense	533	—	533

Net interest income	14,778	2,864	17,642
Provision for loan losses	21	1	22

Net interest income after provision	14,757	2,863	17,620
Noninterest income	1,921	243	2,164
Noninterest expense	10,809	1,808	12,617
Intersegment expense allocations	79	(79)	—

Income before income taxes	5,948	1,219	7,167
Income tax expense	2,178	512	2,690

Net income	$3,770	$707	$4,477

Total assets	$1,622,804	$57,402	$1,680,206
Loans, net of deferred fees	$1,091,309	$42,294	$1,133,603
Goodwill	$—	$13,055	$13,055

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

16) Business Segment Information (Continued)

	Six Months Ended June 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$40,509	$6,057	$46,566
Intersegment interest allocations	549	(549)	—
Total interest expense	1,518	—	1,518

Net interest income	39,540	5,508	45,048
Provision for loan losses	712	40	752

Net interest income after provision	38,828	5,468	44,296
Noninterest income	5,909	365	6,274
Noninterest expense	25,654	3,412	29,066
Intersegment expense allocations	389	(389)	—

Income before income taxes	19,472	2,032	21,504
Income tax expense	7,250	853	8,103

Net income	$12,222	$1,179	$13,401

Total assets	$2,311,058	$67,234	$2,378,292
Loans, net of deferred fees	$1,412,317	$51,797	$1,464,114
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2016

(Unaudited)

16) Business Segment Information (Continued)

	Six Months Ended June 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$29,341	$6,200	$35,541
Intersegment interest allocations	542	(542)	—
Total interest expense	1,041	—	1,041

Net interest income	28,842	5,658	34,500
Provision (credit) for loan losses	(37)	(1)	(38)

Net interest income after provision	28,879	5,659	34,538
Noninterest income	3,712	378	4,090
Noninterest expense	21,314	3,579	24,893
Intersegment expense allocations	154	(154)	—

Income before income taxes	11,431	2,304	13,735
Income tax expense	4,152	968	5,120

Net income	$7,279	$1,336	$8,615

Total assets	$1,622,804	$57,402	$1,680,206
Loans, net of deferred fees	$1,091,309	$42,294	$1,133,603
Goodwill	$—	$13,055	$13,055

(1)
Includes the holding company's results of operations

17) Subsequent Events

        On July 28, 2016, the Company announced that its Board of Directors declared a $0.09 per share quarterly cash dividend to holders of common stock and Series C Preferred Stock (on an as converted basis). The dividend will be paid on August 24, 2016, to shareholders of record on August 9, 2016.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the "Company" or "HCC"), its wholly-owned subsidiary, Heritage Bank of Commerce ("HBC"), and HBC's wholly-owned subsidiary, CSNK Working Capital Finance Corp., a California Corporation, dba Bay View Funding ("Bay View Funding"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-Q refer to Heritage Commerce Corp and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2015. There are no changes to these policies as of June 30, 2016.

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

Performance Overview

        For the three months ended June 30, 2016, net income was $7.3 million, or $0.19 per average diluted common share, compared to $4.5 million, or $0.14 per average diluted common share, for the three months ended June 30, 2015. The Company's annualized return on average tangible assets was 1.28% and annualized return on average tangible equity was 14.68% for the three months ended June 30, 2016, compared to 1.09% and 10.49%, respectively, for the three months ended June 30, 2015.

        For the six months ended June 30, 2016, net income was $13.4 million, or $0.35 per average diluted common share, compared to $8.6 million, or $0.27 per average diluted common share, for the six months ended June 30, 2015. The Company's annualized return on average tangible assets was 1.17% and annualized return on average tangible equity was 13.66% for the six months ended June 30, 2016, compared to 1.06% and 10.20%, respectively, for the six months ended June 30, 2015.

Bay View Funding Acquisition

        On November 1, 2014, the Company acquired Bay View Funding, by purchasing all of the outstanding common stock from the stockholders of Bay View Funding for an aggregate purchase price of $22.52 million. Bay View Funding became a wholly owned subsidiary of HBC. Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding at or for the periods indicated:

	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Total factored receivables	$51,797	$42,294
Average factored receivables:
For the three months ended	$46,877	$41,079
For the six months ended	$43,336	$40,992
Total full time equivalent employees	37	37

Focus Business Bank Merger

        On August 20, 2015, the Company completed the merger of HBC with Focus Business Bank ("Focus") for an aggregate transaction value of $66.6 million. Shareholders of Focus received a fixed exchange ratio at closing of 1.8235 shares of the Company's common stock for each share of Focus common stock. The Company issued 5,456,713 shares of the Company's common stock to Focus shareholders for a total value of $58.3 million based on the Company's closing stock price of $10.68 on August 20, 2015. In addition, the Company paid cash to the Focus holders of in-the-money stock options totaling $8.3 million.

        The Focus acquisition added total assets, at fair value, of approximately $438.8 million, $174.8 million in loans (including loans held-for-sale), at fair value, and $405.1 million in deposits, at fair value, at August 20, 2015. Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015.

Second Quarter 2016 Highlights

        The following are major factors that impacted the Company's results of operations:

  •
  The fully tax equivalent ("FTE") net interest margin contracted 39 basis points to 4.27% for the second quarter of 2016, from 4.66% for the second quarter of 2015, primarily due to lower yields on loans and securities. For the six months ended June 30, 2016, net interest margin declined 38 basis points to 4.24%, from 4.62% for the six months ended June 30, 2015, primarily due to higher average balances of lower yielding excess funds at the Federal Reserve Bank, and lower yields on loans and securities.

  •
  The accretion of the loan purchase discount into loan interest income from the Focus transaction was $276,000 for the second quarter of 2016, and $794,000 for the first six months of 2016. The accretion of the loan purchase discount in loan interest income from the Focus transaction was $1.4 million from the acquisition date of August 20, 2015 through December 31, 2015. The total purchase discount on non-impaired loans from the Focus loan portfolio was $4.6 million as of the acquisition date, of which $2.2 million has been accreted into loan interest income from the acquisition date through June 30, 2016.

  •
  The yield on the loan portfolio was 5.60% for the second quarter of 2016 and the first six months of 2016, compared to 5.66% for the second quarter of 2015 and 5.69% for the first six months of 2015. The decrease in the yield on the loan portfolio for the second quarter and first six months of 2016, compared to the respective periods in 2015, primarily reflects the addition of the lower yielding Focus loan portfolio, partially offset by the accretion of the loan purchase discount into loan interest income from the Focus transaction.

  •
  Net interest income increased 29% to $22.7 million for the second quarter of 2016, compared to $17.6 million for the second quarter of 2015. Net interest income increased 31% to $45.0 million for the six months ended June 30, 2016, compared to $34.5 million for the six months ended June 30, 2015. Net interest income increased for the second quarter and first six months of 2016, compared to the respective periods in 2015, primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, the accretion of the loan purchase discount into loan interest income from the Focus transaction, and an increase in the average balance of investment securities.

  •
  There was a $351,000 provision for loan losses for the second quarter of 2016, compared to a $22,000 provision for loan losses for the second quarter of 2015. For the six months ended June 30, 2016, there was a $752,000 provision for loan losses compared to a $38,000 credit provision for loan losses for the six months ended June 30, 2015.

  •
  Noninterest income increased to $3.7 million for the second quarter of 2016, compared to $2.2 million for the second quarter of 2015. For the six months ended June 30, 2016, noninterest income was $6.3 million, compared to $4.1 million for the six months ended June 30, 2015. Noninterest income for the second quarter and first six months of 2016 increased compared to the respective periods in 2015, primarily due to a $1.0 million gain on proceeds from company owned life insurance.

  •
  Total noninterest expense for the second quarter of 2016 was $14.4 million, compared to $12.6 million for the second quarter of 2015. Noninterest expense for the six months ended June 30, 2016 was $29.1 million, compared to $24.9 million for the six months ended June 30, 2015. The difference in noninterest expense in the second quarter and the first six months of 2016, compared to the respective periods in 2015, was primarily due to additional employees retained from Focus, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases and additional newly hired employees.

  •
  The efficiency ratio for the second quarter of 2016 improved to 54.47%, compared to 63.70% for the second quarter of 2015, reflecting operating efficiencies generated from our acquisitions and the strong revenue growth during the year. The efficiency ratio for the six months ended June 30, 2016 was 56.63%, compared to 64.51% for the six months ended June 30, 2015. The efficiency ratio for the second quarter of 2016 and for the first six months of 2016 was favorably impacted by a $1.0 million gain on proceeds from company owned life insurance.

  •
  Income tax expense for the second quarter of 2016 was $4.4 million, compared to $2.7 million for the second quarter of 2015. The effective tax rate for the second quarter of 2016 was 37.5%, the same as the second quarter of 2015. Income tax expense for the six months ended June 30, 2016 was $8.1 million, compared to $5.1 million for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 37.7%, compared to 37.3% for the six months ended June 30, 2015.

  •
  The return on average tangible assets was 1.28%, and the return on average tangible equity was 14.68%, for the second quarter of 2016, compared to 1.09% and 10.49%, respectively, for the second quarter of 2015. The return on average tangible assets was 1.17%, and the return on average tangible equity was 13.66%, for the first six months of 2016, compared to 1.06% and 10.20%, respectively, for the first six months of 2015. The return on average tangible assets and return on average tangible equity for the second quarter and for the first six months of 2016 were favorably impacted by a $1.0 million gain on proceeds from company owned life insurance.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Primarily due to the Focus transaction and internal growth, cash, interest-bearing deposits in other financial institutions and securities available-for-sale increased 61% to $549.3 million at June 30, 2016, from $340.4 million at June 30, 2015. Cash, interest-bearing deposits in other financial institutions and securities available for sale decreased 25% from $729.2 million at December 31, 2015 to $549.3 million at June 30, 2016.

  •
  At June 30, 2016, investment securities held-to-maturity totaled $210.2 million, compared to $100.3 million at June 30, 2015, and $109.3 million at December 31, 2015.

  •
  Loans (excluding loans held-for-sale) increased $330.5 million, or 29%, to $1.46 billion at June 30, 2016, compared to $1.13 billion at June 30, 2015, which included an increase of $156.5 million, or 14%, in the Company's legacy loan portfolio, $141.1 million from the Focus loan portfolio, and $32.9 million of purchased residential mortgage loans. Loans increased $105.4 million, or 8%, at June 30, 2016, compared to $1.36 billion at December 31, 2015, which included an increase of $72.5 million, or 5%, in the Company's legacy and Focus loan portfolios, and $32.9 million of purchased residential mortgage loans.

  •
  During the second quarter of 2016, the Company purchased $35.0 million of jumbo single family residential mortgage loans all of which are domiciled in California. The average loan principal amount is approximately $850,000, and the average yield on the portfolio is 3.11%, net of servicing fees of 25 basis points. Residential mortgages outstanding totaled $32.9 million at June 30, 2016.

  •
  Nonperforming assets were $4.7 million, or 0.20% of total assets, at June 30, 2016, compared to $5.3 million, or 0.31% of total assets, at June 30, 2015, and $6.7 million, or 0.29% of total assets, at December 31, 2015.

  •
  Classified assets were $22.8 million at June 30, 2016, compared to $11.2 million at June 30, 2015, and $19.0 million at December 31, 2015.

  •
  Net recoveries totaled $112,000 for the second quarter of 2016, compared to net recoveries of $181,000 for the second quarter 2015, and net charge-offs of $182,000 for the fourth quarter of 2015.

  •
  The allowance for loan losses at June 30, 2016 was $19.9 million, or 1.36% of total loans, representing 456.90% of nonperforming loans. The allowance for loan losses at June 30, 2015 was $18.8 million, or 1.65% of total loans, representing 388.18% of nonperforming loans. The allowance for loan losses at December 31, 2015 was $18.9 million, or 1.39% of total loans, representing 296.74% of nonperforming loans.

  •
  Deposits increased $626.6 million, or 43%, to $2.07 billion at June 30, 2016, compared to $1.45 billion at June 30, 2015, which included an increase of $263.0 million, or 18%, in the Company's legacy deposit portfolio, and $363.6 million from the Focus deposit portfolio. Deposits increased $11.0 million, or 1%, at June 30, 2016, compared to $2.06 billion at December 31, 2015, primarily due to increases in noninterest-bearing demand deposits.

  •
  The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 8.34% at June 30, 2016, compared to 12.05% at June 30, 2015, and 8.01% at December 31, 2015.

  •
  The loan to deposit ratio was 70.60% at June 30, 2016, compared to 78.33% at June 30, 2015, and 65.87% at December 31, 2015.

  •
  The Company's consolidated capital ratios exceeded regulatory guidelines and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2016.

CAPITAL RATIOS	Heritage Commerce Corp	Heritage Bank of Commerce	Well-capitalized Financial Institution Basel III Regulatory Guidelines	Fully Phased-in Basel III Minimal Requirement(1) Effective January 1, 2019
Total Risk-Based	12.3%	12.2%	10.0%	10.5%
Tier 1 Risk-Based	11.2%	11.1%	8.0%	8.5%
Common Equity Tier 1 Risk-Based	10.2%	11.1%	6.5%	7.0%
Leverage	9.0%	8.9%	5.0%	4.0%

(1)
Includes a 2.5% capital conseravation buffer, except the leverage ratio.

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

        Total deposits increased $626.6 million, or 43%, to $2.07 billion at June 30, 2016, compared to $1.45 billion at June 30, 2015, which included an increase of $263.0 million, or 18%, in the Company's legacy deposit portfolio, and $363.6 million from the Focus deposit portfolio. Total deposits increased $11.0 million, or 1%, at June 30, 2016, compared to $2.06 billion at December 31, 2015.

        The Company had $6.1 million in brokered deposits at June 30, 2016, compared to $26.1 million at June 30, 2015 and and $17.8 million at December 31, 2015. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators was $34.2 million at June 30, 2016, compared to $22.1 million at June 30, 2015, and $49.1 million at December 31, 2015. Certificates of deposit from the State of California totaled $98.0 million at June 30, 2016, compared to $98.0 million at June 30, 2015 and $78.0 million at December 31, 2015.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At June 30, 2016, we had $158.8 million in cash and cash equivalents and approximately $545.5 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $448.3 million at fair value in unpledged securities available at June 30, 2016. Our loan to deposit ratio was 70.60% at June 30, 2016, compared to 78.33% at June 30, 2015, and 65.87% at December 31, 2015.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans-held-for sale, increased $330.5 million, or 29%, to $1.46 billion at June 30, 2016, compared to $1.13 billion at June 30, 2015, which included an increase of $156.5 million, or 14%, in the Company's legacy loan portfolio, $141.1 million from the Focus loan portfolio, and $32.9 million of purchased residential mortgage loans. Loans increased $105.4 million, or 8%, at June 30, 2016, compared to $1.36 billion at December 31, 2015, which included an increase of $72.5 million, or 5%, in the Company's legacy and Focus loan portfolios, and $32.9 million of purchased residential real estate loans. The loan portfolio remains well-diversified with commercial and industrial ("C&I") loans accounting for 42% of the loan portfolio at June 30, 2016, which included $51.8 million of factored receivables at Bay View Funding. Commercial real estate loans accounted for 42% of the total loan portfolio, of which 42% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of total loans, land and construction loans accounted for 7% of total loans, and residential mortgage loans accounted for the remaining 2% of total loans at June 30, 2016.

        During the second quarter of 2016, the Company purchased $35.0 million of jumbo single family residential mortgage loans all of which are domiciled in California. The average loan principal amount is approximately $850,000, and the average yield on the portfolio is 3.11%, net of servicing fees of 25 basis points. Residential mortgages outstanding at June 30, 2016 totaled $32.9 million.

Net Interest Income

        The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company's total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 29% to $22.7 million for the second quarter of 2016, compared to $17.6 million for the second quarter of 2015. Net interest income increased 31% to $45.0 million for the six months ended June 30, 2016, compared to $34.5 million for the six months ended June 30, 2015. The increase in the net interest income for the second quarter and the first six months of 2016, compared to the respective periods in 2015, was primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, the accretion of the loan purchase discount into loan interest income from the Focus transaction, and an increase in the average balance of investment securities.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the second quarter of 2016 was $14.4 million, compared to $12.6 million for the second quarter of 2015. Noninterest expense for the six months ended June 30, 2016 was $29.1 million, compared to $24.9 million for the six months ended June 30, 2015. The difference in noninterest expense in the second quarter and first six months of 2016, compared to the respective periods in 2015, was primarily due to additional employees retained from Focus, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases and additional newly hired employees.

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

Distribution, Rate and Yield

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,417,952	$19,735	5.60%	$1,107,906	$15,643	5.66%
Securities—taxable	523,183	2,828	2.17%	228,180	1,554	2.73%
Securities—exempt from Fedral tax(2)	92,230	885	3.86%	80,943	792	3.92%
Federal funds sold and interest-bearing deposits in other financial institutions	138,984	366	1.06%	125,522	463	1.48%

Total interest earning assets(2)	2,172,349	23,814	4.41%	1,542,551	18,452	4.80%

Cash and due from banks	33,208			27,996
Premises and equipment, net	7,589			7,342
Intangible assets	53,626			16,063
Other assets	79,102			70,616

Total assets	$2,345,874			$1,664,568

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$780,116			$550,869
Demand, interest-bearing	498,970	236	0.19%	235,860	105	0.18%
Savings and money market	505,697	269	0.21%	382,751	198	0.21%
Time deposits—under $100	22,618	16	0.28%	19,065	14	0.29%
Time deposits—$100 and over	217,586	219	0.40%	199,615	161	0.32%
Time deposits—brokered	8,861	19	0.86%	26,790	53	0.79%
CDARS—money market and time deposits	8,676	1	0.05%	13,519	2	0.06%

Total interest-bearing deposits	1,262,408	760	0.24%	877,600	533	0.24%

Total deposits	2,042,524	760	0.15%	1,428,469	533	0.15%
Short-term borrowings	7	—	0.00%	13	—	0.00%

Total interest-bearing liabilities	1,262,415	760	0.24%	877,613	533	0.24%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	2,042,531	760	0.15%	1,428,482	533	0.15%
Other liabilities	49,913			48,907

Total liabilities	2,092,444			1,477,389
Shareholders' equity	253,430			187,179

Total liabilities and shareholders' equity	$2,345,874			$1,664,568

Net interest income(2) / margin		23,054	4.27%		17,919	4.66%
Less tax equivalent adjustment(2)		(310)			(277)

Net interest income		$22,744			$17,642

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,396,779	$38,923	5.60%	$1,086,988	$30,647	5.69%
Securities—taxable	501,850	5,603	2.25%	224,039	3,157	2.84%
Securities—exempt from Fedral tax(2)	92,675	1,776	3.85%	80,410	1,571	3.94%
Federal funds sold and interest-bearing deposits in other financial institutions	177,107	886	1.01%	138,053	716	1.05%

Total interest earning assets(2)	2,168,411	47,188	4.38%	1,529,490	36,091	4.76%

Cash and due from banks	33,078			27,628
Premises and equipment, net	7,660			7,397
Intangible assets	53,834			16,153
Other assets	84,566			69,171

Total assets	$2,347,549			$1,649,839

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$778,558			$540,767
Demand, interest-bearing	500,461	472	0.19%	233,669	205	0.18%
Savings and money market	502,159	540	0.22%	382,385	383	0.20%
Time deposits—under $100	22,953	32	0.28%	19,370	29	0.30%
Time deposits—$100 and over	212,349	410	0.39%	200,277	312	0.31%
Time deposits—brokered	11,843	49	0.83%	27,450	108	0.79%
CDARS—money market and time deposits	8,388	4	0.10%	12,203	4	0.07%

Total interest-bearing deposits	1,258,153	1,507	0.24%	875,354	1,041	0.24%

Total deposits	2,036,711	1,507	0.15%	1,416,121	1,041	0.15%
Short-term borrowings	877	11	2.52%	38	—	0.00%

Total interest-bearing liabilities	1,259,030	1,518	0.24%	875,392	1,041	0.24%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	2,037,588	1,518	0.15%	1,416,159	1,041	0.15%
Other liabilities	58,896			47,280

Total liabilities	2,096,484			1,463,439
Shareholders' equity	251,065			186,400

Total liabilities and shareholders' equity	$2,347,549			$1,649,839

Net interest income(2) / margin		45,670	4.24%		35,050	4.62%
Less tax equivalent adjustment(2)		(622)			(550)

Net interest income		$45,048			$34,500

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

	Three Months Ended June 30, 2016 vs. 2015 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$4,309	$(217)	$4,092
Securities—taxable	1,597	(323)	1,274
Securities—exempt from Federal tax(1)	108	(15)	93
Federal funds sold and interest-bearing deposits in other financial institutions	35	(132)	(97)

Total interest income from interest earnings assets(1)	6,049	(687)	5,362

Expense on interest-bearing liabilities:
Demand, interest-bearing	125	6	131
Savings and money market	69	2	71
Time deposits—under $100	3	(1)	2
Time deposits—$100 and over	20	38	58
Time deposits—brokered	(38)	4	(34)
CDARS—money market and time deposits	(1)	—	(1)

Total interest expense on interest-bearing liabilities	178	49	227

Net interest income(1)	$5,871	$(736)	5,135

Less tax equivalent adjustment(1)			(33)

Net interest income			$5,102

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Six Months Ended June 30, 2016 vs. 2015 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$8,654	$(378)	$8,276
Securities—taxable	3,096	(650)	2,446
Securities—exempt from Federal tax(1)	237	(32)	205
Federal funds sold and interest-bearing deposits in other financial institutions	193	(23)	170

Total interest income from interest earnings assets(1)	12,180	(1,083)	11,097

Expense on interest-bearing liabilities:
Demand, interest-bearing	251	$16	$267
Savings and money market	122	35	157
Time deposits—under $100	5	(2)	3
Time deposits—$100 and over	22	76	98
Time deposits—brokered	(64)	5	(59)
CDARS—money market and time deposits	(2)	2	—
Short-term borrowings	11	—	11

Total interest expense on interest-bearing liabilities	345	132	477

Net interest income(1)	$11,835	$(1,215)	10,620

Less tax equivalent adjustment(1)			(72)

Net interest income			$10,548

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets, contracted 39 basis points to 4.27% for the second quarter of 2016, compared to 4.66% for the second quarter of 2015, primarily due lower yields on loans and securities. For the six months ended June 30, 2016, net interest margin decreased 38 basis points to 4.24%, from 4.62% for the six months ended June 30, 2015, primarily due to primarily due to higher average balances of lower yielding excess funds at the Federal Reserve Bank, and lower yields on loans and securities.

        The accretion of the loan purchase discount in loan interest income from the Focus transaction was $276,000 for the second quarter of 2016, and $794,000 for the first six months of 2016. The accretion of the loan purchase discount in loan interest income from the Focus transaction was $1.4 million from the acquisition date of August 20, 2015 through December 31, 2015. The total purchase discount on non-impaired loans from the Focus loan portfolio was $4.6 million as of the acquisition date, of which $2.2 million has been accreted to loan interest income from August 21, 2015 through June 30, 2016.

        The yield on the loan portfolio was 5.60% for the second quarter of 2016, compared to 5.66% for the second quarter of 2015. The yield on the loan portfolio for the six months ended June 30, 2016 was 5.60%, compared to 5.69% for the six months ended June 30, 2015. The decrease in the yield on the loan portfolio for the second quarter and the first six months of 2016, compared to the respective periods in 2015, primarily reflects the addition of the lower yielding Focus loan portfolio, partially offset by the accretion of the loan purchase discount into loan interest income from the Focus transaction.

        Net interest income increased 29% to $22.7 million for the second quarter of 2016, compared to $17.6 million for the second quarter of 2015. Net interest income increased 31% to $45.0 million for the six months ended June 30, 2016, compared to $34.5 million for the six months ended June 30, 2015. The increase in the net interest income for the second quarter and for the six months ended June 30, 2016, compared to the same periods in 2015, was primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, the accretion of the loan purchase discount into loan interest income from the Focus transaction, and an increase in the average balance of investment securities.

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

        There was a a $351,000 provision for loan losses for the second quarter of 2016, compared to a provision for loan losses of $22,000 for the second quarter of 2015. For the six months ended June 30, 2016, there was a $752,000 provision for loan losses compared to a $38,000 credit provision for loan losses for the six months ended June 30, 2015. The allowance for loan losses related to the commercial loan portfolio increased $780,000 at June 30, 2016 from December 31, 2015, as a result of a provision for loan losses of $759,000, and net recoveries of $21,000. The increase in the allowance for loan losses was primarily due to an increase in commercial loans outstanding. The allowance for loan losses related to the real estate portfolio increased $201,000 at June 30, 2016 from December 31, 2015, as a result of net recoveries of $222,000, partially offset by a credit provision for loan losses of $21,000.

        The allowance for loan losses totaled $19.9 million, or 1.36% of total loans at June 30, 2016, compared to $18.8 million, or 1.65% of total loans at June 30, 2015, and $18.9 million, or 1.39% of total loans at December 31, 2015. The ratio of allowance for loan losses to total loans decreased at June 30, 2016, compared to June 30, 2015, primarily due to the Focus loan portfolio, which was marked to fair market value on the acquisition date, and an increase in the Company's legacy loan balances with no default histories, improving the quality of the loan portfolio overall. Net recoveries totaled $112,000 for the second quarter of 2016, compared to net recoveries of $181,000 for the second quarter of 2015, and net charge-offs of $182,000 for the fourth quarter of 2015. The allowance for loan losses to total nonperforming loans was 456.90% at June 30, 2016, compared to 388.18% at June 30, 2015, and 296.74% at December 31, 2015. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Gain on proceeds from company owned life insurance	$1,019	$—	$1,019	N/A
Service charges and fees on deposit accounts	783	715	68	10%
Increase in cash surrender value of life insurance	440	396	44	11%
Servicing income	371	299	72	24%
Gain on sales of securities	347	—	347	N/A
Gain on sales of SBA loans	279	186	93	50%
Other	421	568	(147)	–26%

Total noninterest income	$3,660	$2,164	$1,496	69%

	Six Months Ended June 30,		Increase (Decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Gain on proceeds from company owned life insurance	$1,019	$—	$1,019	N/A
Service charges and fees on deposit accounts	1,550	1,338	212	16%
Increase in cash surrender value of life insurance	889	796	93	12%
Servicing income	742	605	137	23%
Gain on sales of securities	527	—	527	N/A
Gain on sales of SBA loans	584	393	191	49%
Other	963	958	5	1%

Total noninterest income	$6,274	$4,090	$2,184	53%

        Noninterest income increased to $3.7 million for the second quarter of 2016, compared to $2.2 million for the second quarter of 2015. For the six months ended June 30, 2016, noninterest income was $6.3 million compared to $4.1 million for the six months ended June 30, 2015. Noninterest income for the second quarter and the first six months of 2016 increased compared to the respective periods in 2015, primarily due to a $1.0 million gain on proceeds from company owned life insurance and higher gains on sales of securities.

        The Company maintains life insurance policies for some directors and officers that are subject to split-dollar life insurance agreements, which continue after the participant's employment termination or retirement. During the second quarter of 2016, the Company received death benefit proceeds of $3.1 million from the life insurance policy of a former officer of a bank acquired by the Company. The cash surrender value of the policy was $2.1 million, which resulted in a gain on proceeds from company owned life insurance of $1.0 million.

        Historically, a portion of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended June 30, 2016, SBA loan sales resulted in an $279,000 gain, compared to a $186,000 gain on sale of SBA loans for the three months ended June 30, 2015. For the six months ended June 30, 2016, SBA loan sales resulted in a $584,000 gain, compared to a $393,000 gain on sale of SBA loans for the six months ended June 30, 2015.

        The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,742	$7,712	$1,030	13%
Occupancy and equipment	1,081	1,036	45	4%
Professional fees	708	239	469	196%
Amortizaton of intangible assets	392	189	203	107%
Software subscriptions	376	264	112	42%
Data processing	371	236	135	57%
FDIC deposit insurance premiums	327	238	89	37%
Insurance expense	307	291	16	5%
Foreclosed assets	2	(36)	38	106%
Acquisition and integration related costs	—	439	(439)	–100%
Other	2,075	2,009	66	3%

Total noninterest expense	$14,381	$12,617	$1,764	14%

	Six Months Ended June 30,		Increase (Decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$17,689	$15,754	$1,935	12%
Occupancy and equipment	2,157	2,072	85	4%
Professional fees	1,533	333	1,200	360%
Amortizaton of intangible assets	784	378	406	107%
Software subscriptions	717	591	126	21%
Data processing	771	539	232	43%
FDIC deposit insurance premiums	658	476	182	38%
Insurance expense	606	582	24	4%
Foreclosed assets	4	(206)	210	102%
Acquisition and integration related costs	—	577	(577)	–100%
Other	4,147	3,797	350	9%

Total noninterest expense	$29,066	$24,893	$4,173	17%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	Three Months Ended June 30,
	2016	Percent of Total	2015	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$8,742	61%	$7,712	61%
Occupancy and equipment	1,081	7%	1,036	8%
Professional fees	708	5%	239	2%
Amortizaton of intangible assets	392	3%	189	2%
Software subscriptions	376	3%	264	2%
Data processing	371	3%	236	2%
FDIC deposit insurance premiums	327	2%	238	2%
Insurance expense	307	2%	291	2%
Foreclosed assets	2	0%	(36)	0%
Acquisition and integration related costs	—	0%	439	3%
Other	2,075	14%	2,009	16%

Total noninterest expense	$14,381	100%	$12,617	100%

	Six Months Ended June 30,
	2016	Percent of Total	2015	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$17,689	61%	$15,754	63%
Occupancy and equipment	2,157	8%	2,072	9%
Professional fees	1,533	5%	333	2%
Amortizaton of intangible assets	784	3%	378	2%
Software subscriptions	717	2%	591	2%
Data processing	771	3%	539	2%
FDIC deposit insurance premiums	658	2%	476	2%
Insurance expense	606	2%	582	2%
Foreclosed assets	4	0%	(206)	–1%
Acquisition and integration related costs	—	0%	577	2%
Other	4,147	14%	3,797	15%

Total noninterest expense	$29,066	100%	$24,893	100%

        Total noninterest expense for the second quarter of 2016 was $14.4 million, compared to $12.6 million for the second quarter of 2015. Noninterest expense for the six months ended June 30, 2016 was $29.1 million, compared to $24.9 million for the six months ended June 30, 2015. The difference in noninterest expense in the second quarter and first six months of 2016, compared to the respective periods in 2015, was primarily due to additional employees retained from Focus, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases and additional newly hired employees. There were also significantly lower than normal professional fees for the second quarter and first six months of 2015 due to recoveries of legal fees on problem loans that were paid off. The lower professional fees were partially offset by pre-tax acquisition costs incurred by the Company in 2015 related to the Focus transaction totaling $423,000 for the second quarter of 2015, and $542,000 during the first six months of 2015. Full time equivalent employees were 268, 243, and 260 at June 30, 2016, June 30, 2015, and December 31, 2015, respectively.

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

        The Company's Federal and state income tax expense for the quarter and the six months ended June 30, 2016 was $4.4 million and $8.1 million, respectively. The income tax expense was $2.7 million and $5.1 million for the same periods in 2015. The following table shows the Company's effective income tax rates for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective income tax rate	37.5%	37.5%	37.7%	37.3%

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

        The Company had net deferred tax assets of $20.3 million at June 30, 2016, and $22.2 million at December 31, 2015. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2016 and December 31, 2015 will be fully realized in future years.

Business Segment Information

        The following presents the Company's operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company's prime rate and funding costs. The provision for loan loss is allocated based on the segment's allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding.

	Three Months Ended June 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,301	$3,203	$23,504
Intersegment interest allocations	304	(304)	—
Total interest expense	760	—	760

Net interest income	19,845	2,899	22,744
Provision for loan losses	325	26	351

Net interest income after provision	19,520	2,873	22,393
Noninterest income	3,497	163	3,660
Noninterest expense	12,602	1,779	14,381
Intersegment expense allocations	214	(214)	—

Income before income taxes	10,629	1,043	11,672
Income tax expense	3,940	437	4,377

Net income	$6,689	$606	$7,295

Total assets	$2,311,058	$67,234	$2,378,292
Loans, net of deferred fees	$1,412,317	$51,797	$1,464,114
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

	Three Months Ended June 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$15,037	$3,138	$18,175
Intersegment interest allocations	274	(274)	—
Total interest expense	533	—	533

Net interest income	14,778	2,864	17,642
Provision for loan losses	21	1	22

Net interest income after provision	14,757	2,863	17,620
Noninterest income	1,921	243	2,164
Noninterest expense	10,809	1,808	12,617
Intersegment expense allocations	79	(79)	—

Income before income taxes	5,948	1,219	7,167
Income tax expense	2,178	512	2,690

Net income	$3,770	$707	$4,477

Total assets	$1,622,804	$57,402	$1,680,206
Loans, net of deferred fees	$1,091,309	$42,294	$1,133,603
Goodwill	$—	$13,055	$13,055

(1)
Includes the holding company's results of operations

	Six Months Ended June 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$40,509	$6,057	$46,566
Intersegment interest allocations	549	(549)	—
Total interest expense	1,518	—	1,518

Net interest income	39,540	5,508	45,048
Provision for loan losses	712	40	752

Net interest income after provision	38,828	5,468	44,296
Noninterest income	5,909	365	6,274
Noninterest expense	25,654	3,412	29,066
Intersegment expense allocations	389	(389)	—

Income before income taxes	19,472	2,032	21,504
Income tax expense	7,250	853	8,103

Net income	$12,222	$1,179	$13,401

Total assets	$2,311,058	$67,234	$2,378,292
Loans, net of deferred fees	$1,412,317	$51,797	$1,464,114
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

	Six Months Ended June 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$29,341	$6,200	$35,541
Intersegment interest allocations	542	(542)	—
Total interest expense	1,041	—	1,041

Net interest income	28,842	5,658	34,500
Provision (credit) for loan losses	(37)	(1)	(38)

Net interest income after provision	28,879	5,659	34,538
Noninterest income	3,712	378	4,090
Noninterest expense	21,314	3,579	24,893
Intersegment expense allocations	154	(154)	—

Income before income taxes	11,431	2,304	13,735
Income tax expense	4,152	968	5,120

Net income	$7,279	$1,336	$8,615

Total assets	$1,622,804	$57,402	$1,680,206
Loans, net of deferred fees	$1,091,309	$42,294	$1,133,603
Goodwill	$—	$13,055	$13,055

(1)
Includes the holding company's results of operations

        Banking.    Our banking segment's net income increased to $6.7 million for the three months ended June 30, 2016, compared to net income of $3.8 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, our banking segment's net income was $12.2 million, compared to $7.3 million for the six months ended June 30, 2015. Net interest income increased to $19.8 million for the three months ended June 30, 2016, compared to $14.8 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, net interest income increased to $39.5 million, compared to $28.8 million for the six months ended June 30, 2015. The increase in net interest income for the three months and six months ended June 30, 2016, compared to the comparable periods in 2015, was primarily as a result of the Focus acquisition and organic growth in the loan portfolio. The provision for loan losses was $325,000 for the three months ended June 30, 2016, compared to a provision for loan losses of $21,000 for the three months ended June 30, 2015. For the six months ended June 30, 2016, the provision for loan losses was $712,000, compared with a credit provision for loan losses of $37,000 for the six months ended June 30, 2015.The increase in the provision for loan losses was primarily due to an increase in loan balances in the banking segment's commercial loan portfolio. Noninterest income increased to $3.5 million for the three months ended June 30, 2016, compared to $1.9 million for the three months ended June 30, 2015. Noninterest income increased to $5.9 million for the six months ended June 30, 2016, compared to $3.7 million for the six months ended June 30, 2015. Noninterest income for the second quarter and first six months of 2016 increased compared to the respective periods in 2105, primarily due to a $1.0 million gain on proceeds from company owned life insurance and gains on sales of securities. Noninterest expense was $12.6 million for the three months ended June 30, 2016, compared to $10.8 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, noninterest expense was $25.7 million, compared to $21.3 million for the six months ended June 30, 2015. The increase in noninterest expense for the three months and six months ended June 30, 2016, compared to the comparable periods in 2015, was primarily due to additional employees retained from Focus, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases and additional newly hired employees.

        Factoring.    Bay View Funding's primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction, Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good or service and the incurrence of operating costs required to provide for such good or service. The average life of the factored receivables is 32 days. The balance of the purchased receivables as of June 30, 2016 and 2015 was $51.8 million and $42.3 million, respectively. Bay View Funding's net income was $606,000 for the three months ended June 30, 2016, compared $707,000 for the three months ended June 30, 2015. For the six months ended June 30, 2016, Bay View Funding's net income was $1.2 million, compared to $1.3 million for the six months ended June 30. 2015. Net interest income was $2.9 million for the three months ended June 30, 2016, and the three months ended June 30, 2015. For the six months ended June 30, 2016, net interest income was $5.5 million, compared to $5.7 million for the six months ended June 30, 2015. The provision for loan losses was $26,000 for the three months ended June 30, 2016, compared to a provision for loan losses of $1,000 for the three months ended June 30, 2015. For the six months ended June 30, 2016, the provision for loan losses was $40,000, compared to a credit provision for loan losses of $1,000 for the six months ended June 30, 2015. Noninterest income was $163,000 for the three months ended June 30, 2016, compared to $243,000 for the three months ended June 30, 2015. For the six months ended June 30, 2016, noninterest income was $365,000, compared to $378,000 for the six months ended June 30, 2015. Noninterest expense was $1.8 million for the three months ended June 30, 2016, and the three months ended June 30, 2015. For the six months ended June 30, 2016, noninterest expense was $3.4 million, compared to $3.6 million for the six months ended June 30, 2015.

FINANCIAL CONDITION

        As of June 30, 2016, total assets increased to $2.38 billion, compared to $1.68 billion at June 30, 2015, and $2.36 billion at December 31, 2015. Securities available-for-sale (at fair value) were $390.4 million at June 30, 2016, an increase of 87% from $209.1 million at June 30, 2015, and an increase of 1% from $385.1 million at December 31, 2015. Securities held-to-maturity (at amortized cost) were $210.2 million at June 30, 2016, an increase of 109% from $100.3 million at June 30, 2015, and an increase of 92% from $109.3 million at December 31, 2015. Total loans (excluding loans held-for-sale) increased $330.5 million, or 29%, to $1.46 billion at June 30, 2016, compared to $1.13 billion at June 30, 2015, which included an increase of $156.5 million, or 14%, in the Company's legacy loan portfolio, $141.1 million from the Focus loan portfolio, and $32.9 million of purchased residential mortgage loans. Loans increased $105.4 million, or 8%, at June 30, 2016, compared to $1.36 billion at December 31, 2015, which included an increase of $72.5 million, or 5%, in the Company's legacy and Focus loan portfolios, and $32.9 million of purchased residential mortgage loans.

        Total deposits increased $626.6 million, or 43%, to $2.07 billion at June 30, 2016, compared to $1.45 billion at June 30, 2015, which included an increase of $263.0 million, or 18%, in the Company's legacy deposit portfolio, and $363.6 million from the Focus deposit portfolio. Total deposits increased $11.0 million, or 1%, at June 30, 2016, compared to $2.06 billion at December 31, 2015, primarily due to increases in noninterest-bearing demand deposits. Deposits (excluding all time deposits and CDARS deposits) increased $624.2 million, or 52%, to $1.81 billion at June 30, 2016, from $1.19 billion at June 30, 2015, and remained the same at $1.81 billion at December 31, 2015.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	June 30,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$373,460	$157,613	$324,230
Trust preferred securities	15,938	15,150	15,132
Corporate bonds	1,037	36,329	6,673
U.S. Treasury	—	—	30,003
U.S. Government sponsored entities	—	—	9,041

Total	$390,435	$209,092	$385,079

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$118,779	$16,845	$15,793
Municipals—exempt from Federal tax	91,391	83,476	93,518

Total	$210,170	$100,321	$109,311

        The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2016:

	Weighted Average Life
	Within One Year or Less		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$242,950	2.24%	$130,510	2.15%	$—	—	$373,460	2.21%
Trust preferred securities	—	—	—	—	—	—	15,938	5.95%	15,938	5.95%
Corporate bonds	—	—	1,037	4.47%	—	—	—	—	1,037	4.47%

Total	$—	—	$243,987	2.25%	$130,510	2.15%	$15,938	5.95%	$390,435	2.37%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$54,322	1.55%	$55,874	2.00%	$8,583	3.32%	$118,779	1.89%
Municipals—exempt from Federal tax(1)	1,505	2.59%	35,689	3.75%	50,766	3.96%	3,431	3.74%	91,391	3.85%

Total	$1,505	2.59%	$90,011	2.42%	$106,640	2.93%	$12,014	3.44%	$210,170	2.74%

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

        The investment securities available-for-sale portfolio totaled $390.4 million at June 30, 2016, an increase of 87% from $209.1 million at June 30, 2015, and an increase of 1% from $385.1 million at December 31, 2015. At June 30, 2016, the Company's securities available-for-sale portfolio was comprised of $373.5 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $15.9 million of single entity issue trust preferred securities, and $1.0 million of corporate bonds. The pre-tax unrealized gain on securities available-for-sale at June 30, 2016 was $7.7 million, compared to a pre-tax unrealized gain on securities available-for-sale of $2.4 million at June 30, 2015, and a pre-tax unrealized gain on securities available-for-sale of $501,000 at December 31, 2015.

        The Company received gross proceeds of $43.6 million on investment securities available-for-sale it sold during the second quarter of 2016 with a book value totaling $43.2 million, resulting in a gain on sale of securities of $347,000. The $43.2 million book value of investment securities sold included $30.1 million of U.S. Treasury securities, $9.0 million of U.S. Government sponsored entities, and $4.1 million of agency mortgage-backed securities.

        At June 30, 2016, investment securities held-to-maturity totaled $210.2 million, compared to $100.3 million at June 30, 2015, and $109.3 million at December 31, 2015. At June 30, 2016, the Company's securities held-to-maturity portfolio, at amortized cost, was comprised of $91.4 million tax-exempt municipal bonds, and $118.8 million agency mortgage-backed securities. During the second quarter of 2016, the Company purchased $31.3 million of Government National Mortgage Association ("GNMA") securities held-to-maturity, with an average book yield of 1.49%.

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

        Gross loans, excluding loans held-for-sale, represented 62% of total assets at June 30, 2016, represented 67% at June 30, 2015, and represented 58% at December 31, 2015. The ratio of loans to deposits was 70.60% at June 30, 2016, compared to 78.33% at June 30, 2015, and increased from 65.87% at December 31, 2015.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2016		June 30, 2015		December 31, 2015
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$610,385	42%	$471,651	42%	$556,522	41%
Real estate:
Commercial	619,539	42%	508,497	45%	625,665	46%
Land and construction	103,710	7%	68,666	6%	84,428	6%
Home equity	78,332	6%	71,579	6%	76,833	6%
Residential mortgages	32,852	2%	—	0%	—	0%
Consumer	20,037	1%	13,739	1%	16,010	1%

Total loans	1,464,855	100%	1,134,132	100%	1,359,458	100%
Deferred loan (fees) costs, net	(741)	—	(529)	—	(742)	—

Loans, including deferred fees and costs	1,464,114	100%	1,133,603	100%	1,358,716	100%

Allowance for loan losses	(19,921)		(18,757)		(18,926)

Loans, net	$1,444,193		$1,114,846		$1,339,790

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with other portfolios in land development and construction, home equity and consumer loans. In addition, the Company purchased $35.0 million of jumbo single family residential mortgage loans in the second quarter of 2016 of which $32.9 million were outstanding at June 30, 2016. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 57% of its gross loans were secured by real property at June 30, 2016, and June 30, 2015, and 58% at December 31, 2015. While no specific industry concentration is considered significant, the Company's bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the second quarter and six months ended June 30, 2016, loans were sold resulting in a gain on sales of SBA loans of $279,000, and $584,000, respectively.

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

        The commercial loan portfolio increased $53.9 million to $610.4 million at June 30, 2016, compared to $556.5 million at December 31, 2015, which was primarily the result of an increase of $20.8 million in the asset-based lending portfolio, $21.4 million in the C&I portfolio, and $11.7 million in the factored receivables portfolio. C&I line usage increased to 42% at June 30, 2016, compared to 39% at December 31, 2015.

        As of June 30, 2016, commercial real estate mortgage loans of $619.5 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at June 30, 2016, consist of $262.8 million, or 42%, of commercial owner occupied properties, $356.7 million, or 58%, of commercial investment properties. Properties securing the commercial real estate mortgage loans are generally located in the Greater San Francisco Bay Area, the Company's primary market.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $35.0 million to $103.7 million, at June 30, 2016, from $68.7 million, at June 30, 2015, primarily as a result of strong housing demand within the Company's lending area. Land and construction loans increased $19.3 million at June 30, 2016, from $84.4 million at December 31, 2015.

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

        At June 30, 2016, purchased residential mortgage loans totaled $35.0 million, which are all domiciled in California. The average loan principal amount is approximately $850,000, the average yield on the portfolio is 3.11%, net of servicing fees of 25 basis points. Residential mortgages outstanding at June 30, 2016, totaled $32.9 million.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $41.2 million and $68.7 million at June 30, 2016, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of June 30, 2016. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2016, approximately 57% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$508,069	$87,125	$15,191	$610,385
Real estate:
Commercial	96,432	245,683	277,424	619,539
Land and construction	103,710	—	—	103,710
Home equity	73,731	1,103	3,498	78,332
Residential mortgages	—	—	32,852	32,852
Consumer	18,739	1,298	—	20,037

Loans	$800,681	$335,209	$328,965	$1,464,855

Loans with variable interest rates	$719,232	$74,049	$43,297	$836,578
Loans with fixed interest rates	81,449	261,160	285,668	628,277

Loans	$800,681	$335,209	$328,965	$1,464,855

Loan Servicing

        As of June 30, 2016 and 2015, $172.8 million and $118.0 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning of period balance	$2,163	$534	$2,209	$565
Additions	70	47	163	92
Amortization	(132)	(71)	(271)	(147)

End of period balance	$2,101	$510	$2,101	$510

        The increase in loan servicing rights for the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to the Focus acquisition of $1.9 million in August, 2015. Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2016 and 2015, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning of period balance	$1,369	$1,492	$1,367	$1,481
Unrealized holding gain	(215)	(51)	(213)	(40)

End of period balance	$1,154	$1,441	$1,154	$1,441

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

        Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $10.1 million and $5.8 million at June 30, 2016 and December 31, 2015, respectively, of which $3.5 million and $591,000 were on nonaccrual. At June 30, 2016, there were also $818,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2015, there were also $4.1 million loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	June 30,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$4,360	$4,832	$4,716
Restructured and loans over 90 days past due and still accruing	—	—	1,662

Total nonperforming loans	4,360	4,832	6,378
Foreclosed assets	313	421	364

Total nonperforming assets	$4,673	$5,253	$6,742

Nonperforming assets as a percentage of loans plus foreclosed assets	0.32%	0.46%	0.50%
Nonperforming assets as a percentage of total assets	0.20%	0.31%	0.29%

        The following table presents nonperforming loans by class at the dates indicated:

	June 30, 2016			December 31, 2015
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$544	$—	$544	$724	$1,378	$2,102
Real estate:
Commercial	2,849	—	2,849	2,992	—	2,992
Land and construction	207	—	207	219	—	219
Home equity	757	—	757	777	284	1,061
Consumer	3	—	3	4	—	4

Total	$4,360	$—	$4,360	$4,716	$1,662	$6,378

        Nonperforming assets were $4.7 million, or 0.20% of total assets, at June 30, 2016, compared to $5.3 million, or 0.31% of total assets, at June 30, 2015, and $6.7 million, or 0.29% of total assets, at December 31, 2015. Included in total nonperforming assets were foreclosed assets of $313,000 at June 30, 2016, compared to $421,000 at June 30, 2015, and $364,000 at December 31, 2015.

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified loans, was $22.5 million at June 30, 2016, $10.7 million at June 30, 2015, and $18.6 million at December 31, 2015. There were no loans held-for-sale included in classified loans at June 30, 2016, June 30, 2015, and December 31, 2015. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	June 30, 2016			June 30, 2015			December 31, 2015
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$594,610	$15,775	$610,385	$467,522	$4,129	$471,651	$547,536	$8,986	$556,522
Real estate:
Commercial	614,270	5,269	619,539	503,570	4,927	508,497	617,865	7,800	625,665
Land and construction	103,503	207	103,710	68,166	500	68,666	84,209	219	84,428
Home equity	77,240	1,092	78,332	70,702	877	71,579	75,511	1,322	76,833
Residential mortgages	32,852	—	32,852	—	—	—	—	—	—
Consumer	19,882	155	20,037	13,424	315	13,739	15,705	305	16,010

Total	$1,442,357	$22,498	$1,464,855	$1,123,384	$10,748	$1,134,132	$1,340,826	$18,632	$1,359,458

        Classified loans were $22.5 million at June 30, 2016, compared to $10.7 million at June 30, 2015, and $18.6 million at December 31, 2015. The increase in classified loans at June 30, 2016 from June 30, 2015 was primarily due to the Focus acquisition and a $5.9 million commercial loan that became classified during the second quarter of 2016. The increase in classified loans at June 30, 2016 from December 31, 2015 was primarily due to a $5.9 million commercial loan that became classified during the second quarter of 2016.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Six Months Ended June 30, 2016
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2016	$149	$4	$153
Principal repayments	(8)	(1)	(9)

Balance at June 30, 2016	$141	$3	$144

	Six Months Ended June 30, 2015
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2015	$167	$916	$1,083
Principal repayments	(9)	(847)	(856)

Balance at June 30, 2015	$158	$69	$227

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,279	$8,068	$111	$19,458
Charge-offs	(23)	—	—	(23)
Recoveries	129	6	—	135

Net recoveries	106	6	—	112
Provision for loan losses	143	203	5	351

Balance, end of period	$11,528	$8,277	$116	$19,921

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.03%	0.00%	0.00%	–0.03%
Allowance for loan losses to total loans(1)	0.79%	0.56%	0.01%	1.36%
Allowance for loan losses to nonperforming loans	264.40%	189.84%	2.66%	456.90%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended June 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,856	$7,554	$144	$18,554
Charge-offs	(9)	—	—	(9)
Recoveries	46	114	30	190

Net recoveries	37	114	30	181
Provision (credit) for loan losses	300	(218)	(60)	22

Balance, end of period	$11,193	$7,450	$114	$18,757

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.02%	–0.04%	–0.01%	–0.07%
Allowance for loan losses to total loans(1)	0.99%	0.65%	0.01%	1.65%
Allowance for loan losses to nonperforming loans	231.64%	154.18%	2.36%	388.18%

(1)
Average loans and total loans exclude loans held-for-sale.

	Six Months Ended June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,748	$8,076	$102	$18,926
Charge-offs	(140)	—	—	(140)
Recoveries	161	222	—	383

Net recoveries	21	222	—	243
Provision (credit) for loan losses	759	(21)	14	752

Balance, end of period	$11,528	$8,277	$116	$19,921

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.01%	–0.03%	0.00%	–0.04%
Allowance for loan losses to total loans(1)	0.79%	0.56%	0.01%	1.36%
Allowance for loan losses to nonperforming loans	264.40%	189.84%	2.66%	456.90%

(1)
Average loans and total loans exclude loans held-for-sale.

	Six Months Ended June 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(221)	(2)	—	(223)
Recoveries	482	127	30	639

Net recoveries	261	125	30	416
Provision (credit) for loan losses	(255)	255	(38)	(38)

Balance, end of period	$11,193	$7,450	$114	$18,757

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.05%	–0.02%	–0.01%	–0.08%
Allowance for loan losses to total loans(1)	0.99%	0.65%	0.01%	1.65%
Allowance for loan losses to nonperforming loans	231.64%	154.18%	2.36%	388.18%

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

Allocation of Allowance for Loan Losses

	June 30,
					December 31, 2015
	2016		2015
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$11,528	42%	$11,193	42%	$10,748	41%
Real estate:
Commercial	4,779	42%	4,926	45%	4,980	46%
Land and construction	1,654	7%	1,067	6%	1,504	6%
Home equity	1,648	6%	1,457	6%	1,592	6%
Residential mortgages	196	2%	—	0%	—	0%
Consumer	116	1%	114	1%	102	1%

Total	$19,921	100%	$18,757	100%	$18,926	100%

        The allowance for loan losses totaled $19.9 million, or 1.36% of total loans at June 30, 2016, compared to $18.8 million, or 1.65% of total loans at June 30, 2015, and $18.9 million, or 1.39% of total loans at December 31, 2015. The allowance for loan losses to total loans decreased at June 30, 2016, compared to June 30, 2015, primarily due to the Focus acquisition, and an increase in the Company's legacy loan balances with minimal default histories, improving the quality of the loan portfolio overall. The Company had net recoveries of $112,000, or –0.03% of average loans, for the second quarter of 2016, compared to net recoveries of $181,000, or –0.07% of average loans, for the second quarter of 2015, and net recoveries of $515,000, or –0.04% of average loans, for the fourth quarter of 2015.

        The allowance for loan losses related to the commercial portfolio increased $780,000 at June 30, 2016 from December 31, 2015, primarily due to an increase in commercial loans outstanding and net recoveries of $21,000, resulting in a provision to the allowance for loan losses of $759,000. The allowance for loan losses related to the real estate portfolio increased $201,000 at June 30, 2016 from December 31, 2015, as a result of net recoveries of $222,000, partially offset by a credit provision for loan losses of $21,000.

Goodwill and Other Intangible Assets

        On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at June 30, 2016 and December 31, 2015 was $45.6 million, which was consisted of $32.6 million related to the Focus acquisition, and $13.0 million related to the Bay View Funding acquisition.

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

        The Company tests goodwill for impairment on an annual basis as of November 30. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more-likely-than-not reduce the fiar value of the reporting unit below its carrying value. The Company completed its annual impairment analysis on the goodwill as of November 30, 2015 with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the Company's equity exceeded its reported book value of equity at November 30, 2015. As such, no impairment was indicated and no further testing was required.

        Other intangible assets were $7.7 million at June 30, 2016, compared to $8.5 million at December 31, 2015. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $408,000 at June 30, 2016 and $621,000 at December 31, 2015, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $5.6 million at June 30, 2016 and $6.0 million at December 31, 2105, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding were $1.7 million at June 30, 2016 and $1.9 million at December 31, 2015, net of accumulated amortization.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2016		June 30, 2015		December 31, 2015
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$834,590	40%	$574,210	40%	$821,405	40%
Demand, interest-bearing	499,512	24%	235,922	16%	496,278	24%
Savings and money market	480,677	23%	380,398	26%	496,843	24%
Time deposits—under $250	60,761	3%	54,071	4%	62,026	3%
Time deposits—$250 and over	182,591	9%	161,606	11%	160,815	8%
Time deposits—brokered	6,079	0%	26,139	2%	17,825	1%
CDARS—money market and time deposits	9,574	1%	14,791	1%	7,583	0%

Total deposits	$2,073,784	100%	$1,447,137	100%	$2,062,775	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. Public funds were 5% of deposits at June 30, 2016, and 7% at June 30, 2015, and 4% at December 31, 2015.

        Total deposits increased $626.6 million, or 43%, to $2.07 billion at June 30, 2016, compared to $1.45 billion at June 30, 2015, which included an increase of $263.0 million, or 18%, in the Company's legacy deposit portfolio, and $363.6 million from the Focus deposit portfolio. Total deposits increased $11.0 million, or 1%, at June 30, 2016, compared to $2.06 billion at December 31, 2015. Noninterest-bearing demand deposits increased $260.4 million at June 30, 2016 from June 30, 2015, and increased $13.2 million from December 31, 2015. Interest-bearing demand deposits increased $263.6 million at June 30, 2016 from June 30, 2015, and increased $3.2 million from December 31, 2015. Brokered deposits decreased $20.1 million at June 30, 2016 from June 30, 2015, and decreased $11.7 million from December 31, 2015. Deposits (excluding all time deposits and CDARS deposits) increased $624.2 million, or 52%, to $1.81 billion at June 30, 2016, from $1.19 billion at June 30, 2015, and remained the same at $1.81 billion at December 31, 2015.

        At June 30, 2016, the Company had $112.7 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At June 30, 2015, the Company had $109.2 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2015, the Company had $93.0 million (at fair value) of securities pledged for $78.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $5.0 million of money market accounts and $4.6 million of time deposits at June 30, 2016. CDARS deposits were comprised of $9.0 million of money market accounts and $5.8 million of time deposits at June 30, 2015. CDARS deposits were comprised of $3.4 million of money market accounts and $4.2 million of time deposits at December 31, 2015.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $250,000 and over, and all CDARS time deposits and brokered deposits as of June 30, 2016:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$92,079	48%
Over three months through six months	65,409	34%
Over six months through twelve months	26,256	13%
Over twelve months	9,517	5%

Total	$193,261	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Annualized return on average assets	1.25%	1.08%	1.15%	1.05%
Annualized return on average tangible assets	1.28%	1.09%	1.17%	1.06%
Annualized return on average equity	11.58%	9.59%	10.73%	9.32%
Annualized return on average tangible equity	14.68%	10.49%	13.66%	10.20%
Average equity to average assets ratio	10.80%	11.24%	10.69%	11.30%

        The return on equity and assets ratios for the second quarter and for the first six months of 2016 were favorably impacted by a $1.0 million gain on proceeds from company owned life insurance.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $606.2 million at June 30, 2016, compared to $464.8 million at June 30, 2015, and $573.7 million at December 31, 2015. Unused commitments represented 42% outstanding gross loans at June 30, 2016 and December 31, 2015, and 41% at June 30, 2015.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	June 30,
	2016		2015		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$19,035	$570,316	$13,607	$434,124	$16,917	$539,897
Standby letters of credit	3,472	13,364	3,235	13,851	3,402	13,458

	$22,507	$583,680	$16,842	$447,975	$20,319	$553,355

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 70.60% at June 30, 2016, compared to 78.33% at June 30, 2015, and 65.87% at December 31, 2015.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at June 30, 2016, June 30, 2015 and December 31, 2015. The Company had $238.8 million of loans pledged to the FHLB as collateral on an available line of credit of $197.2 million at June 30, 2016.

        The Company can also borrow from the FRB's discount window. The Company had $453.4 million of loans pledged to the FRB as collateral on an available line of credit of $288.3 million at June 30, 2016, none of which was outstanding.

        At June 30, 2016, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at June 30, 2016, June 30, 2015, and December 31, 2015.

        The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2016.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at June 30, 2016, June 30, 2015, and December 31, 2015.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Average balance year-to-date	$841	$—	$578
Average interest rate year-to-date	2.57%	N/A	3.14%
Maximum month-end balance during the quarter	$—	$—	$3,000
Average rate at period-end	N/A	N/A	3.00%

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements as of June 30, 2016, June 30, 2015 and December 31, 2015:

	June 30, 2016	June 30, 2015	December 31, 2015
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$187,426	$155,985	$181,222
Additional Tier 1 capital	18,755	18,939	18,077

Tier 1 capital	206,181	174,924	199,299
Tier 2 capital	20,639	18,606	19,616

Total risk-based capital	$226,820	$193,530	$218,915

Risk-weighted assets	$1,845,964	$1,487,771	$1,750,515
Average assets for capital purposes	$2,287,470	$1,644,000	$2,322,940
Capital ratios:
Total risk-based capital	12.3%	13.0%	12.5%
Tier 1 risk-based capital	11.2%	11.8%	11.4%
Common equity Tier 1 risk-based capital	10.2%	10.5%	10.4%
Leverage(1)	9.0%	10.6%	8.6%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of HBC under the Basel III requirements as of of June 30, 2016, of June 30, 2015 and December 31, 2015:

	June 30, 2016	June 30, 2015	December 31, 2015
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$204,073	$168,206	$200,327
Additional Tier 1 capital	—	—	—

Tier 1 capital	204,073	168,206	200,327
Tier 2 capital	20,639	18,587	19,616

Total risk-based capital	$224,712	$186,793	$219,943

Risk-weighted assets	$1,845,760	$1,486,140	$1,750,222
Average assets for capital purposes	$2,287,269	$1,642,366	$2,322,232
Capital ratios:
Total risk-based capital	12.2%	12.6%	12.6%
Tier 1 risk-based capital	11.1%	11.3%	11.4%
Common equity Tier 1 risk-based capital	11.1%	11.3%	11.4%
Leverage(1)	8.9%	10.2%	8.6%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III:

Capital Ratios	Transitional Minimum Regulatory Requirement(1) Effective January 1, 2016	Fully Phased-in Minimum Regulatory Requirement(2) Effective January 1, 2019	Well-capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	8.625%	10.5%	10.0%
Tier 1 Risk-Based	6.625%	8.5%	8.0%
Common Equity Tier 1 Risk-based	5.125%	7.0%	6.5%
Leverage	4.000%	4.0%	5.0%

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

        At June 30, 2016, the Company's and HBC's regulatory capital increased, compared to June 30, 2015, concurrent with average assets for capital purposes and risk-weighted assets due to the common stock issued in the Focus transaction, net of normal fluctuations to regulatory capital from dividends, share based compensation, and net income. During the second and first quarters of 2016, HBC distributed dividends of $4,000,000 and $6,000,000, respectively, for a total of $10,000,000 for the first six months of 2016.

        At June 30, 2016, the Company's consolidated capital ratio exceeded regulatory guidelines and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2016, June 30, 2015, and December 31, 2015, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2016, that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At June 30, 2016, the Company had total shareholders' equity of $257.5 million, compared to $187.0 million at June 30, 2015, and $245.4 million at December 31, 2015. The increase in total shareholders' equity at June 30, 2016 from June 30, 2015 was primarily due to the Focus acquisition and an increase in retained earnings. At June 30, 2016, total shareholders' equity included $19.5 million in preferred stock, $194.8 million in common stock, $45.3 million in retained earnings, and ($2.1) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($2.1) million at June 30, 2016, compared to accumulated other comprehensive loss of ($3.3) million at June 30, 2015, and an accumulated other comprehensive loss of ($6.2) million at December 31, 2015. The unrealized gain on securities available-for-sale, net of taxes, included in accumulated other comprehensive loss was an unrealized gain of $4.5 million, at June 30, 2016, compared to an unrealized gain of $1.4 million, at June 30, 2015, and an unrealized gain of $296,000, at December 31, 2015. The components of accumulated other comprehensive loss, net of taxes, at June 30, 2016 include the following: an unrealized gain on available-for-sale securities of $4.5 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $350,000; a split dollar insurance contracts liability of ($3.6) million; a supplemental executive retirement plan liability of ($4.1) million; and an unrealized gain on interest-only strip from SBA loans of $670,000.

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

        The book value per common share was $7.37 at June 30, 2016, compared to $6.30 at June 30, 2015, and $7.03 at December 31, 2015. The tangible book value per common share was $5.72 at June 30, 2016, compared to $5.70 at June 30, 2015, and $5.35 at December 31, 2015. On a full conversion of the Series C Preferred stock into common stock at June 30, 2016, June 30, 2015, and December 31, 2015: (i) the book value per common share would have been reduced to $6.80, $5.81, and $6.51, respectively; and (ii) the tangible book value per common share would have been reduced to $5.39, $5.31, and $5.07, respectively. A reduction in the book value per share and tangible book value per share upon full conversion would result primarily because of the 5,601,000 additional shares of common stock issued for the conversion of the 21,004 shares of Series C Preferred stock.

        The holders of the Series C Preferred Stock applied for and received the approval of the Federal Reserve and California Department of Business Oversight to exchange the 21,004 shares of Series C Preferred Stock for 5,601,000 common stock (the as converted equivalent). The Company has indicated to the holders that if such approvals were obtained the Company would agree to enter into an exchange agreement to effect the exchange. The Company expects to enter into agreements and complete the transactions during the third quarter of 2016.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2016. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$22,919	28.3%
+300	$17,885	22.1%
+200	$12,689	15.7%
+100	$7,015	8.7%
0	$—	0.0%
–100	$(9,928)	–12.3%
–200	$(19,969)	–24.7%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2016. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as June 30, 2016, the period covered by this report on Form 10-Q.

        During the three and six months ended June 30, 2016, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)
Date: August 5, 2016	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: August 5, 2016	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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