Form 10-Q
period 2016-09-30
HERITAGE COMMERCE CORP
filed 2016-11-04
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

         The Registrant had 37,926,537 shares of Common Stock outstanding on October 27, 2016.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Assets
Cash and due from banks	$39,838	$24,112
Interest-bearing deposits in other financial institutions	304,554	319,980

Total cash and cash equivalents	344,392	344,092
Securities available-for-sale, at fair value	369,999	385,079
Securities held-to-maturity, at amortized cost (fair value of $205,810 at September 30, 2016 and $109,821 at December 31, 2015)	202,404	109,311
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	6,741	7,297
Loans, net of deferred fees	1,450,176	1,358,716
Allowance for loan losses	(20,032)	(18,926)

Loans, net	1,430,144	1,339,790
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	15,196	12,694
Company owned life insurance	59,193	60,021
Premises and equipment, net	7,552	7,773
Goodwill	45,664	45,664
Other intangible assets	7,342	8,518
Accrued interest receivable and other assets	39,335	41,340

Total assets	$2,527,962	$2,361,579

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$889,075	$821,405
Demand, interest-bearing	536,541	496,278
Savings and money market	555,156	496,843
Time deposits-under $250	57,718	62,026
Time deposits-$250 and over	169,485	160,815
Time deposits-brokered	3,000	17,825
CDARS—money market and time deposits	7,659	7,583

Total deposits	2,218,634	2,062,775
Short-term borrowings	—	3,000
Accrued interest payable and other liabilities	48,009	50,368

Total liabilities	2,266,643	2,116,143
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at December 31, 2015 (liquidation preference of $21,004 at December 31, 2015)	—	19,519
Common stock, no par value; 60,000,000 shares authorized; 37,915,736 shares issued and outstanding at September 30, 2016 and 32,113,479 shares issued and outstanding at December 31, 2015	214,601	193,364
Retained earnings	48,726	38,773
Accumulated other comprehensive loss	(2,008)	(6,220)

Total shareholders' equity	261,319	245,436

Total liabilities and shareholders' equity	$2,527,962	$2,361,579

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$20,312	$17,713	$59,235	$48,360
Securities, taxable	2,401	1,670	8,004	4,828
Securities, exempt from Federal tax	569	568	1,723	1,589
Other investments and interest-bearing deposits in other financial institutions	592	355	1,478	1,070

Total interest income	23,874	20,306	70,440	55,847

Interest expense:
Deposits	826	623	2,344	1,664

Total interest expense	826	623	2,344	1,664

Net interest income before provision for loan losses	23,048	19,683	68,096	54,183
Provision (credit) for loan losses	245	(301)	997	(339)

Net interest income after provision for loan losses	22,803	19,984	67,099	54,522

Noninterest income:
Service charges and fees on deposit accounts	798	748	2,348	2,086
Increase in cash surrender value of life insurance	428	429	1,317	1,225
Servicing income	364	214	1,106	819
Gain on sales of SBA loans	69	267	653	660
Gain on proceeds from company owned life insurance	—	—	1,019	—
Gain on sales of securities	—	—	527	—
Other	653	408	1,616	1,366

Total noninterest income	2,312	2,066	8,586	6,156

Noninterest expense:
Salaries and employee benefits	8,363	10,358	26,052	26,112
Occupancy and equipment	1,120	1,063	3,277	3,135
Professional fees	1,086	612	2,619	946
Other	3,727	4,386	11,414	11,119

Total noninterest expense	14,296	16,419	43,362	41,312

Income before income taxes	10,819	5,631	32,323	19,366
Income tax expense	4,054	2,172	12,157	7,292

Net income	6,765	3,459	20,166	12,074
Dividends on preferred stock	(504)	(448)	(1,512)	(1,344)

Net income available to common shareholders	6,261	3,011	18,654	10,730
Undistributed earnings allocated to Series C preferred stock	(300)	(111)	(1,278)	(706)

Distributed and undistributed earnings allocated to common shareholders	$5,961	$2,900	$17,376	$10,024

Earnings per common share:
Basic	$0.18	$0.10	$0.53	$0.37
Diluted	$0.18	$0.10	$0.53	$0.36

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$6,765	$3,459	$20,166	$12,074
Other comprehensive income (loss):
Change in net unrealized holding gains (loss) on available-for-sale securities and I/O strips	208	2,185	7,770	(331)
Deferred income taxes	(87)	(912)	(3,263)	144
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(13)	(13)	(103)	(41)
Deferred income taxes	5	5	43	17
Reclassification adjustment for gains on sales of securities realized in income	—	—	(527)	—
Deferred income taxes	—	—	221	—

Change in unrealized gains on securities and I/O strips, net of deferred income taxes	113	1,265	4,141	(211)

Change in net pension and other benefit plan liabilities adjustment	37	47	123	143
Deferred income taxes	(16)	(20)	(52)	(60)

Change in pension and other benefit plan liabilities net of deferred income taxes	21	27	71	83

Other comprehensive income (loss)	134	1,292	4,212	(128)

Total comprehensive income	$6,899	$4,751	$24,378	$11,946

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30, 2016 and 2015
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2015	21,004	$19,519	26,503,505	$133,676	$33,014	$(1,851)	$184,358
Net income	—	—	—	—	12,074	—	12,074
Other comprehensive loss	—	—	—	—	—	(128)	(128)
Issuance of 5,456,713 shares to acquire Focus Business Bank	—	—	5,456,713	58,278	—	—	58,278
Issuance of restricted stock awards, net	—	—	68,855	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	126	—	—	126
Cash dividend declared $0.24 per share	—	—	—	—	(7,722)	—	(7,722)
Stock option expense, net of forfeitures and taxes	—	—	—	721	—	—	721
Stock options exercised	—	—	47,432	269	—	—	269

Balance, September 30, 2015	21,004	$19,519	32,076,505	$193,070	$37,366	$(1,979)	$247,976

Balance, January 1, 2016	21,004	$19,519	32,113,479	$193,364	$38,773	$(6,220)	$245,436
Net income	—	—	—	—	20,166	—	20,166
Other comprehensive income	—	—	—	—	—	4,212	4,212
Preferred stock exchanged for commom stock	(21,004)	(19,519)	5,601,000	19,519	—	—	—
Issuance of restricted stock awards, net	—	—	82,372	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	291	—	—	291
Cash dividend declared $0.27 per share	—	—	—	—	(10,213)	—	(10,213)
Stock option expense, net of forfeitures and taxes	—	—	—	712	—	—	712
Stock options exercised	—	—	118,885	715	—	—	715

Balance, September 30, 2016	—	$—	37,915,736	$214,601	$48,726	$(2,008)	$261,319

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,166	$12,074
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	3,013	1,027
Gain on sale of securities available-for-sale	(527)	—
Gain on sale of SBA loans	(653)	(660)
Proceeds from SBA loans originated for sale	9,447	8,695
SBA loans originated for sale	(11,029)	(10,320)
Provision (credit) for loan losses	997	(339)
Increase in cash surrender value of life insurance	(1,317)	(1,225)
Depreciation and amortization	565	527
Amortization of intangible assets	1,176	655
Gain on sale of foreclosed assets, net	—	(106)
Stock option expense, net	712	721
Amortization of restricted stock awards, net	291	126
Gain on proceeds from company owned life insurance	(1,019)	—
Effect of changes in:
Accrued interest receivable and other assets	(1,340)	4,114
Accrued interest payable and other liabilities	(2,311)	687

Net cash provided by operating activities	18,171	15,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(75,803)	(19,953)
Purchase of securities held-to-maturity	(109,934)	(9,138)
Maturities/paydowns/calls of securities available-for-sale	47,635	21,705
Maturities/paydowns/calls of securities held-to-maturity	15,941	2,308
Proceeds from sale of securities available-for-sale	49,171	—
Net change in loans	(88,609)	(69,160)
Change in Federal Home Loan Bank and Federal Reserve Bank stock and other investments	(2,502)	(32)
Purchase of premises and equipment	(344)	(589)
Proceeds from sale of foreclosed assets	49	1,571
Proceeds from company owned life insurance	3,164	—
Cash received in bank acquisition, net of cash paid	—	165,786

Net cash provided by (used in) investing activities	(161,232)	92,498

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	155,859	168,514
Exercise of stock options	715	269
Other short-term borrowing	(3,000)	1,000
Payment of cash dividends	(10,213)	(7,722)

Net cash provided by financing activities	143,361	162,061

Net increase in cash and cash equivalents	300	270,535
Cash and cash equivalents, beginning of period	344,092	122,403

Cash and cash equivalents, end of period	$344,392	$392,938

Supplemental disclosures of cash flow information:
Interest paid	$2,327	$1,650
Income taxes paid	12,135	6,500
Due to broker for securities purchased, settling after quarter-end	—	344
Supplemental schedule of non-cash investing activity:
Transfer of loans held for sale to loan portfolio	$2,791	$—
Loans transferred to foreclosed assets	49	1,236
Summary of assets acquired and liabilities assumed through acquistion:
Cash and cash equivalents, net of cash paid	$—	$165,786
Securities available-for-sale	—	53,940
Securities held-to-maturity	—	8,665
Loans held-for-sale	—	4,416
Net loans	—	170,353
Goodwill and other intangible assets	—	38,905
Corporate owned life insurance	—	7,067
Other assets, net	—	20,250
Deposits	—	(405,123)
Other liabilities	—	(5,981)
Common stock issued to acquire Focus Business Bank	—	58,278

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

        The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2016.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

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

September 30, 2016

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

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss ("CECL") model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

1) Basis of Presentation (Continued)

requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization's reasonable and supportable estimate of expected credit losses extends to held-to-maturity ("HTM") debt securities. The update amends the accounting for credit losses on available-for-sale securities ("AFS"), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization's portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

2) Shareholders' Equity and Earnings Per Share

        On September 12, 2016, the Company, entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively "Preferred Stockholders") providing for the exchange of 21,003.75 shares of the Company's Series C convertible perpetual preferred stock, no par value ("Series C Preferred Stock") for 5,601,000 shares of the Company's common stock, no par value. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock.

        Earnings Per Share—Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participated in the earnings of the Company prior to the exchange for common stock and, therefore, the shares issued on the conversion of the Series C Preferred Stock were considered outstanding under the two class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

2) Shareholders' Equity and Earnings Per Share (Continued)

from outstanding stock options using the treasury stock method. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$6,261	$3,011	$18,654	$10,730
Less: undistributed earnings allocated to Series C Preferred Stock	(300)	(111)	(1,278)	(706)

Distributed and undistributed earnings allocated to common shareholders	$5,961	$2,900	$17,376	$10,024

Weighted average common shares outstanding for basic earnings per common share	33,397,704	29,075,782	32,591,784	27,386,471
Dilutive effect of stock options oustanding, using the treasury stock method	295,624	256,670	272,071	202,993

Shares used in computing diluted earnings per common share	33,693,328	29,332,452	32,863,855	27,589,464

Basic earnings per share	$0.18	$0.10	$0.53	$0.37
Diluted earnings per share	$0.18	$0.10	$0.53	$0.36

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2016 and 2015
	Unrealized Gains on Available- for-Sale Securities and I/O Strips	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity	Defined Benefit Pension Plan Items	Total
	(Dollars in thousands)
Beginning balance July 1, 2016, net of taxes	$5,170	$351	$(7,663)	$(2,142)
Other comprehensive income (loss) before reclassification, net of taxes	121	—	(6)	115
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	27	19

Net current period other comprensive income (loss), net of taxes	121	(8)	21	134

Ending balance September 30, 2016, net of taxes	$5,291	$343	$(7,642)	$(2,008)

Beginning balance July 1, 2015, net of taxes	$2,206	$419	$(5,896)	$(3,271)
Other comprehensive income (loss) before reclassification, net of taxes	1,273	—	(12)	1,261
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	39	31

Net current period other comprensive income (loss), net of taxes	1,273	(8)	27	1,292

Ending balance September 30, 2015, net of taxes	$3,479	$411	$(5,869)	$(1,979)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Nine Months Ended September 30, 2016 and 2015
	Unrealized Gains on Available- for-Sale Securities and I/O Strips	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity	Defined Benefit Pension Plan Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2016, net of taxes	$1,090	$403	$(7,713)	$(6,220)
Other comprehensive income (loss) before reclassification, net of taxes	4,507	—	(11)	4,496
Amounts reclassified from other comprehensive income (loss), net of taxes	(306)	(60)	82	(284)

Net current period other comprensive income (loss), net of taxes	4,201	(60)	71	4,212

Ending balance September 30, 2016, net of taxes	$5,291	$343	$(7,642)	$(2,008)

Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive income (loss) before reclassification, net of taxes	(187)	—	(36)	(223)
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(24)	119	95

Net current period other comprensive income (loss), net of taxes	(187)	(24)	83	(128)

Ending balance September 30, 2015, net of taxes	$3,479	$411	$(5,869)	$(1,979)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI Three Months Ended September 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2016	2015
	(Dollars in thousands)
Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	$13	$13	Interest income on taxable securities
	(5)	(5)	Income tax expense

	8	8	Net of tax

Amortization of defined benefit pension plan items(1)
Prior transition obligation	13	28
Actuarial losses	(60)	(96)

	(47)	(68)	Salaries and employee benefits
	20	29	Income tax expense

	(27)	(39)	Net of tax

Total reclassification for the period	$(19)	$(31)

(1)
This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI Nine Months Ended September 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2016	2015
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$527	$—	Gains on sale of securities
	(221)	—	Income tax expense

	306	—	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	103	41	Interest income on taxable securities
	(43)	(17)	Income tax expense

	60	24	Net of tax

Amortization of defined benefit pension plan items(1)	39	84
Prior transition obligation	(180)	(288)

Actuarial losses	(141)	(204)	Salaries and employee benefits
	59	85	Income tax expense

	(82)	(119)	Net of tax

Total reclassification for the period	$284	$(95)

(1)
This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at September 30, 2016 and December 31, 2015 were as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$346,001	$6,551	$—	$352,552
Trust preferred securities	15,000	1,425	—	16,425
Corporate bonds	988	34	—	1,022

Total	$361,989	$8,010	$—	$369,999

Securities held-to-maturity:
Agency mortgage-backed securities	$111,591	$1,038	$(7)	$112,622
Municipals—exempt from Federal tax	90,813	2,445	(70)	93,188

Total	$202,404	$3,483	$(77)	$205,810

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$324,077	$2,457	$(2,304)	$324,230
U.S. Treasury	30,047	—	(44)	30,003
Trust preferred securities	15,000	132	—	15,132
U.S. Government sponsored entities	9,042	13	(14)	9,041
Corporate bonds	6,412	261	—	6,673

Total	$384,578	$2,863	$(2,362)	$385,079

Securities held-to-maturity:
Municipals—exempt from Federal tax	$93,518	$1,517	$(863)	$94,172
Agency mortgage-backed securities	15,793	24	(168)	15,649

Total	$109,311	$1,541	$(1,031)	$109,821

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$706	$—	$636	$(7)	$1,342	$(7)
Municipals—exempt from Federal tax	5,424	(32)	2,227	(38)	7,651	(70)

Total	$6,130	$(32)	$2,863	$(45)	$8,993	$(77)

	Less Than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$241,067	$(2,258)	$2,165	$(46)	$243,232	$(2,304)
U.S. Treasury	30,003	(44)	—	—	30,003	(44)
U.S. Government sponsored entities	4,980	(14)	—	—	4,980	(14)

Total	$276,050	$(2,316)	$2,165	$(46)	$278,215	$(2,362)

Securities held-to-maturity:
Municipals—exempt from Federal tax	$9,920	$(78)	$24,412	$(785)	$34,332	$(863)
Agency mortgage-backed securities	7,152	(89)	4,409	(79)	11,561	(168)

Total	$17,072	$(167)	$28,821	$(864)	$45,893	$(1,031)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At September 30, 2016, the Company held 460 securities (184 available-for-sale and 276 held-to-maturity), of which 22 had fair values below amortized cost. At September 30, 2016, there were $2,227,000 of municipal bonds held-to-maturity, and $636,000 of agency mortgage-backed securities held-to-maturity carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $45,000 at September 30, 2016. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at September 30, 2016.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

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

        The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Proceeds	$—	$—	$49,171	$—
Gross gains	—	—	544	—
Gross losses	—	—	(17)	—

        The amortized cost and estimated fair values of securities as of September 30, 2016, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one year through five years	$988	$1,022
Due after ten years	15,000	16,425
Agency mortgage-backed securities	346,001	352,552

Total	$361,989	$369,999

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due 3 months or less	$165	$165
Due after 3 months through one year	1,083	1,087
Due after one year through five years	4,372	4,448
Due after five years through ten years	16,554	17,451
Due after ten years	68,639	70,037
Agency mortgage-backed securities	111,591	112,622

Total	$202,404	$205,810

5) Loans

        Loans were as follows for the periods indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$606,281	$556,522
Real estate:
Commercial	612,030	625,665
Land and construction	88,371	84,428
Home equity	76,536	76,833
Residential mortgages	49,255	—
Consumer	18,328	16,010

Loans	1,450,801	1,359,458
Deferred loan origination fees, net	(625)	(742)

Loans, net of deferred fees	1,450,176	1,358,716
Allowance for loan losses	(20,032)	(18,926)

Loans, net	$1,430,144	$1,339,790

        At September 30, 2016 and December 31, 2015, total net loans included in the table above include $102,921,000, and $141,343,000, respectively, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

5) Loans (Continued)

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,528	$8,277	$116	$19,921
Charge-offs	(160)	—	—	(160)
Recoveries	21	5	—	26

Net (charge-offs) recoveries	(139)	5	—	(134)
Provision (credit) for loan losses	792	(519)	(28)	245

Balance, end of period	$12,181	$7,763	$88	$20,032

	Three Months Ended September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,193	$7,450	$114	$18,757
Charge-offs	(8)	—	(9)	(17)
Recoveries	284	14	—	298

Net (charge-offs) recoveries	276	14	(9)	281
Provision (credit) for loan losses	(941)	672	(32)	(301)

Balance, end of period	$10,528	$8,136	$73	$18,737

	Nine Months Ended September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,748	$8,076	$102	$18,926
Charge-offs	(300)	—	—	(300)
Recoveries	182	227	—	409

Net (charge-offs) recoveries	(118)	227	—	109
Provision (credit) for loan losses	1,551	(540)	(14)	997

Balance, end of period	$12,181	$7,763	$88	$20,032

	Nine Months Ended September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(229)	(2)	(9)	(240)
Recoveries	766	141	30	937

Net recoveries	537	139	21	697
Provision (credit) for loan losses	(1,196)	927	(70)	(339)

Balance, end of period	$10,528	$8,136	$73	$18,737

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

5) Loans (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,668	$—	$—	$1,668
Collectively evaluated for impairment	10,513	7,763	88	18,364
Acquired with deterioriated credit quality	—	—	—	—

Total allowance balance	$12,181	$7,763	$88	$20,032

Loans:
Individually evaluated for impairment	$3,469	$916	$3	$4,388
Collectively evaluated for impairment	602,567	825,276	18,325	1,446,168
Acquired with deterioriated credit quality	245	—	—	245

Total loan balance	$606,281	$826,192	$18,328	$1,450,801

	December 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$174	$112	$—	$286
Collectively evaluated for impairment	10,574	7,964	102	18,640
Acquired with deterioriated credit quality	—	—	—	—

Total allowance balance	$10,748	$8,076	$102	$18,926

Loans:
Individually evaluated for impairment	$2,014	$4,272	$4	$6,290
Collectively evaluated for impairment	554,271	782,654	16,006	1,352,931
Acquired with deterioriated credit quality	237	—	—	237

Total loan balance	$556,522	$786,926	$16,010	$1,359,458

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

5) Loans (Continued)

foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,857	$1,857	$—	$745	$745	$—
Real estate:
Commercial	1,299	440	—	3,851	2,992	—
Land and construction	219	201	—	237	219	—
Home Equity	275	275	—	302	302	—
Consumer	3	3	—	4	4	—

Total with no related allowance recorded	3,653	2,776	—	5,139	4,262	—
With an allowance recorded:
Commercial	1,857	1,857	1,668	1,506	1,506	174
Real estate:
Home Equity	—	—	—	759	759	112

Total with an allowance recorded	1,857	1,857	1,668	2,265	2,265	286

Total	$5,510	$4,633	$1,668	$7,404	$6,527	$286

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended September 30, 2016
Real Estate
	Commercial	Commercial	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$2,200	$1,644	$204	$516	$3	$4,567
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Three Months Ended September 30, 2015
Real Estate
	Commercial	Commercial	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,403	$3,117	$496	$317	$5	$5,338
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

5) Loans (Continued)

Nine Months Ended September 30, 2016
Real Estate
	Commercial	Commercial	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,771	$2,298	$210	$715	$3	$4,997
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2015
Real Estate
	Commercial	Commercial	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,605	$3,031	$819	$327	$5	$5,787
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	September 30,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$4,496	$5,503	$4,716
Restructured and loans over 90 days past due and still accruing	—	—	1,662

Total nonperforming loans	4,496	5,503	6,378
Other restructured loans	137	183	149

Impaired loans, excluding loans held-for-sale	$4,633	$5,686	$6,527

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

5) Loans (Continued)

        The following table presents the nonperforming loans by class for the periods indicated:

	September 30, 2016			December 31, 2015
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,577	$—	$3,577	$724	$1,378	$2,102
Real estate:
Commercial	440	—	440	2,992	—	2,992
Land and construction	201	—	201	219	—	219
Home equity	275	—	275	777	284	1,061
Consumer	3	—	3	4	—	4

Total	$4,496	$—	$4,496	$4,716	$1,662	$6,378

        The following tables present the aging of past due loans by class for the periods indicated:

	September 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$6,258	$3,860	$—	$10,118	$596,163	$606,281
Real estate:
Commercial	1,872	—	—	1,872	610,158	612,030
Land and construction	—	—	201	201	88,170	88,371
Home equity	274	—	1	275	76,261	76,536
Residential mortgages	—	—	—	—	49,255	49,255
Consumer	—	—	—	—	18,328	18,328

Total	$8,404	$3,860	$202	$12,466	$1,438,335	$1,450,801

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,285	$262	$1,704	$5,251	$551,271	$556,522
Real estate:
Commercial	—	—	—	—	625,665	625,665
Land and construction	219	—	—	219	84,209	84,428
Home equity	—	—	284	284	76,549	76,833
Consumer	—	—	—	—	16,010	16,010

Total	$3,504	$262	$1,988	$5,754	$1,353,704	$1,359,458

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

5) Loans (Continued)

        Past due loans 30 days or greater totaled $12,466,000 and $5,754,000 at September 30, 2016 and December 31, 2015, respectively, of which $2,190,000 and $591,000 were on nonaccrual. At September 30, 2016, there were also $4,020,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2015, there were also $4,125,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

Credit Quality Indicators

        Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the remaining balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans.

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

September 30, 2016

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at September 30, 2016 and December 31, 2015.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	September 30, 2016			December 31, 2015
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$591,554	$14,727	$606,281	$547,536	$8,986	$556,522
Real estate:
Commercial	609,179	2,851	612,030	617,865	7,800	625,665
Land and construction	88,170	201	88,371	84,209	219	84,428
Home equity	75,931	605	76,536	75,511	1,322	76,833
Residential mortgages	49,255	—	49,255	—	—	—
Consumer	18,311	17	18,328	15,705	305	16,010

Total	$1,432,400	$18,401	$1,450,801	$1,340,826	$18,632	$1,359,458

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company's underwriting policy.

        The balance of troubled debt restructurings at September 30, 2016 was $140,000, which included $3,000 of nonaccrual loans and $137,000 of accruing loans. The balance of troubled debt restructurings at December 31, 2015 was $153,000, which included $4,000 of nonaccrual loans and $149,000 of accruing loans. Approximately $2,000 and $3,000 in specific reserves were established with respect to these loans as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three and nine month periods ended September 30, 2016 and 2015.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

5) Loans (Continued)

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and nine month periods ended September 30, 2016 and 2015.

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

        Focus's results of operations have been included in the Company's results of operations beginning August 21, 2015. Pre-tax severance, retention, acquisition and integration costs totaled $2,865,000 for the third quarter of 2015, $3,407,000 for the first nine months of 2015, and $6,398,000 for the year ended December 31, 2015.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(Dollars in thousands)
Assets acquired:
Cash and cash item	$5,651
Federal funds sold and deposits in other financial institutions	168,415
Securities available-for-sale	53,940
Securities held-to-maturity	8,665
Loans held-for-sale	4,416
Net loans	170,353
Goodwill	32,620
Core deposit intangible asset	6,285
Corporate owned life insurance	7,067
Other assets, net	20,250

Total assets acquired	477,662
Liabilities assumed:
Deposits	405,123
Other liabilities	5,981

Total liabilities	411,104

Net assets acquired	$66,558

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

6) Business Combinations (Continued)

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

September 30, 2016

(Unaudited)

6) Business Combinations (Continued)

future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
	(Dollars in thousands, except per share amounts)
Net interest income	$21,057	$61,814
Provision (credit) for loan losses	(301)	(289)
Noninterest income	2,863	8,568
Noninterest expense	15,667	46,002

Income before income taxes	8,554	24,669
Income tax expense	3,806	9,932

Net income	$4,748	$14,737

Net income per share—basic	$0.13	$0.39
Net income per share—diluted	$0.13	$0.39

(7) Goodwill and Other Intangible Assets

  Goodwill

        At September 30, 2016, the carrying value of goodwill was $45,664,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding and $32,620,000 from its acquisition of Focus. During the fourth quarter of 2015, adjustments were made to the purchase price allocations for the Focus transaction that affected the amounts allocated to goodwill and other assets.

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

        The Company tests goodwill for impairment on an annual basis as of November 30. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. The Company completed its annual impairment analysis on goodwill as of November 30, 2015 with the assistance of an independent valuation firm. Based on the qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the reporting unit

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

exceeded its reported book value of equity at November 30, 2015. As such, no impairment was indicated and no further testing was required.

  Other Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the June 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. The core deposit intangible asset is amortized over its estimated useful life of 10 years. The customer relationship intangible asset was amortized over its estimated useful life of seven years and was fully amortized at December 31, 2014. Accumulated amortization of these intangible assets was $5,024,000 and $4,703,000 at September 30, 2016 and December 31, 2015, respectively.

        The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $912,000 and $288,000 at September 30, 2016 and December 31, 2015, respectively.

        Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $592,000 and $360,000 at September 30, 2016 and December 31, 2015, respectively.

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

        Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2016 and December 31, 2015.

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

        Under generally accepted accounting principles, a valuation allowance is required if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting Standards Codification (ASC) 740-10 Accounting for Uncertainty in Income Taxes, the Company estimated the need for a reserve for income taxes of $2,000, net of Federal benefit, for uncertain state income tax positions of Bay View Funding as of September 30, 2016. The Company does not expect this amount to significantly increase or decrease in the next twelve months.

        The Company had net deferred tax assets of $20,320,000, and $22,218,000, at September 30, 2016, and December 31, 2015, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2016 and December 31, 2015 will be fully realized in future years.

        The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Low income housing investments	$3,998	$4,304
Future commitments	$380	$1,271

        The Company expects $283,000 of the future commitments to be paid in 2016, $14,000 in 2017, and $83,000 in 2018 through 2023.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

8) Income Taxes (Continued)

        For tax purposes, the Company had low income housing tax credits of $111,000 and $180,000 for the three months ended September 30, 2016 and September 30, 2015, respectively, and low income housing investment losses of $118,000 and $217,000, respectively. For tax purposes, the Company had low income housing tax credits of $333,000 and $540,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively, and low income housing investment losses of $353,000 and $651,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$134	$216	$400	$648
Interest cost	259	221	777	663
Amortization of net actuarial loss	60	96	180	288

Net periodic benefit cost	$453	$533	$1,357	$1,599

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for some current and some former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,215	$4,641
Interest cost	186	169
Amortization of net actuarial loss	—	1,405

Projected benefit obligation at end of period	$6,401	$6,215

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

9) Benefit Plans (Continued)

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Net actuarial loss	$2,253	$2,147
Prior transition obligation	1,351	1,418

Accumulated other comprehensive loss	$3,604	$3,565

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Amortization of prior transition obligation	$(13)	$(28)	$(39)	$(84)
Interest cost	62	42	186	126

Net periodic benefit cost	$49	$14	$147	$42

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

Financial Assets and Liabilities Measured on a Recurring Basis

        The fair values of securities available-for sale-are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

10) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2016:
Available-for-sale securities:
Agency mortgage-backed securities	$352,552	$—	$352,552	$—
Trust preferred securities	16,425	—	16,425	—
Corporate bonds	1,022	—	1,022	—
I/O strip receivables	1,101	—	1,101	—
Assets at December 31, 2015:
Available-for-sale securities:
Agency mortgage-backed securities	$324,230	$—	$324,230	$—
U.S. Treasury	30,003	30,003	—	—
Trust preferred securities	15,132	—	15,132	—
U.S. Government sponsored entities	9,041	—	9,041	—
Corporate bonds	6,673	—	6,673	—
I/O strip receivables	1,367	—	1,367	—

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

September 30, 2016

(Unaudited)

10) Fair Value (Continued)

adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2016:
Impaired loans-held-for-investment:
Commercial	$190	—	—	$190
Real estate:
Commercial	440	—	—	440
Land and construction	201	—	—	201

	$831	—	—	$831

Assets at December 31, 2015:
Impaired loans-held-for-investment:
Commercial	$1,333	—	—	$1,333
Real estate:
Commercial	503	—	—	503
Land and construction	219	—	—	219
Home equity	647	—	—	647

	$2,702	—	—	$2,702

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

10) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$2,499	$2,988
Book value of impaired loans held-for-investment carried at cost	2,134	3,539

Total impaired loans held-for-investment	$4,633	$6,527

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$2,499	$2,988
Specific valuation allowance	(1,668)	(286)

Impaired loans held-for-investment carried at fair value, net	$831	$2,702

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $4,633,000 at September 30, 2016. In addition, these loans had a specific valuation allowance of $1,668,000 at September 30, 2016. Impaired loans held-for-investment totaling $2,499,000 at September 30, 2016, were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $2,134,000 of impaired loans were carried at cost at September 30, 2016, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first nine months of 2016 on impaired loans held-for-investment carried at fair value at September 30, 2016 resulted in an additional provision for loan losses of $1,628,000.

        At September 30, 2016, foreclosed assets had a carrying amount of $292,000, with no valuation allowance at September 30, 2016.

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

September 30, 2016

(Unaudited)

10) Fair Value (Continued)

        At December 31, 2015, foreclosed assets had a carrying amount of $364,000, with no valuation allowance at December 31, 2015.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$190	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Commercial	$440	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$201	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,333	Market Approach	Discount adjustment for differences between comparable sales	0% to 5% (5%)
Real estate:
Commercial	$503	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$219	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Home equity	$647	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2%)

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

10) Fair Value (Continued)

assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

        The carrying amounts and estimated fair values of financial instruments at September 30, 2016 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$344,392	$344,392	$—	$—	$344,392
Securities available-for-sale	369,999	—	369,999	—	369,999
Securities held-to-maturity	202,404	—	205,810	—	205,810
Loans (including loans held-for-sale), net	1,436,885	—	6,741	1,499,495	1,506,236
FHLB and FRB stock	15,196	—	—	—	N/A
Accrued interest receivable	6,708	—	2,118	4,590	6,708
I/O strips receivables	1,101	—	1,101	—	1,101
Liabilities:
Time deposits	$234,293	$—	$234,647	$—	$234,647
Other deposits	1,984,341	—	1,984,341	—	1,984,341
Accrued interest payable	187	—	187	—	187

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

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

        The methods and assumptions, not previously discussed, used to estimate the fair value are described as follows:

Cash and Cash Equivalents

        The carrying amounts of cash on hand, noninterest and interest-bearing due from bank accounts, and Fed funds sold approximate fair values and are classified as Level 1.

Loans

        The fair value of loans held-for-sale is estimated based upon binding contracts and quotes from third parties resulting in a Level 2 classification.

        Fair values of loans, excluding loans held-for-sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

10) Fair Value (Continued)

cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

11) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the nine months ended September 30, 2016, the Company granted 300,500 shares of nonqualified stock options and 85,024 shares of restricted stock. There were 597,009 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2016.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,775,027	$10.62
Granted	300,500	$10.36
Exercised	(118,885)	$6.49
Forfeited or expired	(184,520)	$20.08

Outstanding at September 30, 2016	1,772,122	$9.86	6.1	$4,560,918

Vested or expected to vest	1,683,516		6.1	$4,332,872

Exercisable at September 30, 2016	1,199,679		4.9	$3,691,857

        As of September 30, 2016, there was $1,627,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.70 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2016	167,605	$9.28
Granted	85,024	$10.34
Vested	(29,714)	$10.48
Forfeited or expired	(2,652)	$9.36

Nonvested shares at September 30, 2016	220,263	$9.64

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

11) Equity Plan (Continued)

        As of September 30, 2016, there was $1,742,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.69 years.

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

        As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company's consolidated capital ratios and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2016.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2016 and December 31, 2015, the Company and HBC met all capital adequacy guidelines to which they were subject.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

12) Capital Requirements (Continued)

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2016, and December 31, 2015.

	Actual		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio(1)
	(Dollars in thousands)
As of September 30, 2016:
Total Capital	$230,697	12.7%	$156,339	8.625%
(to risk-weighted assets)
Tier 1 Capital	$210,021	11.6%	$120,086	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$210,021	11.6%	$92,897	5.125%
(to risk-weighted assets)
Tier 1 Capital	$210,021	8.9%	$94,807	4.000%
(to average assets)

(1)
Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

	Actual		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital	$218,915	12.5%	$140,041	8.0%
(to risk-weighted assets)
Tier 1 Capital	$199,299	11.4%	$105,031	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$181,221	10.4%	$78,773	4.5%
(to risk-weighted assets)
Tier 1 Capital	$199,299	8.6%	$92,918	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

12) Capital Requirements (Continued)

        HBC's actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2016, and December 31, 2015.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio(1)
	(Dollars in thousands)
As of September 30, 2016:
Total Capital	$227,746	12.6%	$181,220	10.0%	$156,303	8.625%
(to risk-weighted assets)
Tier 1 Capital	$207,070	11.4%	$144,976	8.0%	$120,059	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$207,070	11.4%	$117,793	6.5%	$92,875	5.125%
(to risk-weighted assets)
Tier 1 Capital	$207,070	8.7%	$118,472	5.0%	$94,777	4.000%
(to average assets)

(1)
Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

	Actual		To Be Well-Capitalized Under Basel III Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital	$219,943	12.6%	$175,022	10.0%	$140,018	8.0%
(to risk-weighted assets)
Tier 1 Capital	$200,327	11.4%	$140,018	8.0%	$105,013	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$200,327	11.4%	$113,764	6.5%	$78,760	4.5%
(to risk-weighted assets)
Tier 1 Capital	$200,327	8.6%	$116,112	5.0%	$92,889	4.0%
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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

12) Capital Requirements (Continued)

(i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions ("DBO") may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2016, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $8,361,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the third, second and first quarters of 2016, HBC distributed dividends of $4,000,000, $4,000,000 and $6,000,000, respectively, for a total of $14,000,000 during the first nine months of 2016.

13) Loss Contingencies

        The Company's policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. A number of parties have filed complaints in the Superior Court of California for the County of Santa Clara asserting certain claims against the Company arising from the transfer of funds. The complaints have been consolidated for trial, which is set for trial in early 2017. The Company has reached a tentative settlement on two of the complaints, which is not considered to be material. As to all claims, it is not possible to determine the amount of the loss, if any, arising from the claim in excess of the legal expenses expected to be incurred in defense of the litigation. The Company intends to vigorously defend the litigation.

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

14) Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits(1)	$8,363	$10,358	$26,052	$26,112
Occupancy and equipment	1,120	1,063	3,277	3,135
Professional fees	1,086	612	2,619	946
Software subscriptions	401	292	1,118	883
Amortization of intangible assets	392	277	1,176	655
Data processing	372	411	1,143	950
Insurance expense	319	273	924	855
FDIC deposit insurance premiums	308	251	966	727
Foreclosed assets	10	113	14	(93)
Acquisition and integration related costs	—	688	—	1,265
Other	1,925	2,081	6,073	5,877

Total noninterest expense	$14,296	$16,419	$43,362	$41,312

(1)
Salaries and employee benefits included pre-tax severance and retention costs related to the Focus transaction of $2,177,000 for the three months ended September 30, 2015, and $2,887,000 for the nine months ended September 30, 2015.

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

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

15) Business Segment Information (Continued)

consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding.

	Three Months Ended September 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,743	$3,131	$23,874
Intersegment interest allocations	314	(314)	—
Total interest expense	826	—	826

Net interest income	20,231	2,817	23,048
Provision for loan losses	237	8	245

Net interest income after provision	19,994	2,809	22,803
Noninterest income	2,160	152	2,312
Noninterest expense	12,382	1,914	14,296
Intersegment expense allocations	234	(234)	—

Income before income taxes	10,006	813	10,819
Income tax expense	3,712	342	4,054

Net income	$6,294	$471	$6,765

Total assets	$2,464,438	$63,524	$2,527,962
Loans, net of deferred fees	$1,402,330	$47,846	$1,450,176
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

15) Business Segment Information (Continued)

	Three Months Ended September 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$17,117	$3,189	$20,306
Intersegment interest allocations	280	(280)	—
Total interest expense	623	—	623

Net interest income	16,774	2,909	19,683
Provision (credit) for loan losses	(291)	(10)	(301)

Net interest income after provision	17,065	2,919	19,984
Noninterest income	1,869	197	2,066
Noninterest expense	14,616	1,803	16,419
Intersegment expense allocations	112	(112)	—

Income before income taxes	4,430	1,201	5,631
Income tax expense	1,668	504	2,172

Net income	$2,762	$697	$3,459

Total assets	$2,204,963	$57,244	$2,262,207
Loans, net of deferred fees	$1,290,062	$42,343	$1,332,405
Goodwill	$31,854	$13,044	$44,898

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

15) Business Segment Information (Continued)

	Nine Months Ended September 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$61,252	$9,188	$70,440
Intersegment interest allocations	863	(863)	—
Total interest expense	2,344	—	2,344

Net interest income	59,771	8,325	68,096
Provision for loan losses	949	48	997

Net interest income after provision	58,822	8,277	67,099
Noninterest income	8,069	517	8,586
Noninterest expense	38,036	5,326	43,362
Intersegment expense allocations	623	(623)	—

Income before income taxes	29,478	2,845	32,323
Income tax expense	10,962	1,195	12,157

Net income	$18,516	$1,650	$20,166

Total assets	$2,464,438	$63,524	$2,527,962
Loans, net of deferred fees	$1,402,330	$47,846	$1,450,176
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2016

(Unaudited)

15) Business Segment Information (Continued)

	Nine Months Ended September 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$46,458	$9,389	$55,847
Intersegment interest allocations	822	(822)	—
Total interest expense	1,664	—	1,664

Net interest income	45,616	8,567	54,183
Provision (credit) for loan losses	(328)	(11)	(339)

Net interest income after provision	45,944	8,578	54,522
Noninterest income	5,581	575	6,156
Noninterest expense	35,930	5,382	41,312
Intersegment expense allocations	266	(266)	—

Income before income taxes	15,861	3,505	19,366
Income tax expense	5,820	1,472	7,292

Net income	$10,041	$2,033	$12,074

Total assets	$2,204,963	$57,244	$2,262,207
Loans, net of deferred fees	$1,290,062	$42,343	$1,332,405
Goodwill	$31,854	$13,044	$44,898

(1)
Includes the holding company's results of operations

16) Subsequent Events

        On October 27, 2016, the Company announced that its Board of Directors declared a $0.09 per share quarterly cash dividend to holders of common stock. The dividend will be paid on November 22, 2016, to shareholders of record on November 8, 2016.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2015. There are no changes to these policies as of September 30, 2016.

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

Performance Overview

        For the three months ended September 30, 2016, net income was $6.8 million, or $0.18 per average diluted common share, compared to $3.5 million, or $0.10 per average diluted common share, for the three months ended September 30, 2015. The Company's annualized return on average tangible assets was 1.13% and annualized return on average tangible equity was 13.06% for the three months ended September 30, 2016, compared to 0.71% and 7.46%, respectively, for the three months ended September 30, 2015.

        For the nine months ended September 30, 2016, net income was $20.2 million, or $0.53 per average diluted common share, compared to $12.1 million, or $0.36 per average diluted common share, for the nine months ended September 30, 2015. The Company's annualized return on average tangible assets was 1.16% and annualized return on average tangible equity was 13.45% for the nine months ended September 30, 2016, compared to 0.93% and 9.22%, respectively, for the nine months ended September 30, 2015.

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

	September 30, 2016	September 30, 2015
	(Dollars in thousands)
Total factored receivables	$47,846	$42,343
Average factored receivables:
For the three months ended	$49,427	$43,364
For the nine months ended	$45,381	$41,791
Total full time equivalent employees	35	37

Focus Business Bank Merger

        On August 20, 2015 ("acquisition date"), the Company completed the merger of HBC with Focus Business Bank ("Focus") for an aggregate transaction value of $66.6 million. Shareholders of Focus received a fixed exchange ratio at closing of 1.8235 shares of the Company's common stock for each share of Focus common stock. The Company issued 5,456,713 shares of the Company's common stock to Focus shareholders for a total value of $58.3 million based on the Company's closing stock price of $10.68 on August 20, 2015. In addition, the Company paid cash to the Focus holders of in-the-money stock options totaling $8.3 million.

        The Focus acquisition added total (at fair market value) assets of approximately $438.8 million, loans of approximately $174.8 million (including loans held-for-sale), and deposits of approximately $405.1 million at August 20, 2015. Focus's results of operations were included in the Company's results of operations beginning August 21, 2015.

Third Quarter 2016 Highlights

        The following are major factors that impacted the Company's results of operations:

  •
  The fully tax equivalent ("FTE") net interest margin contracted 29 basis points to 4.10% for the third quarter of 2016, from 4.39% for the third quarter of 2015, primarily due to lower yields on loans and securities. For the nine months ended September 30, 2016, the net interest margin declined 35 basis points to 4.19%, from 4.54% for the nine months ended September 30, 2015, primarily due to higher average balances of lower yielding funds at the Federal Reserve Bank and lower yields on loans and securities, which was partially offset by an increase in the accretion of the loan purchase discount from the Focus transaction.

  •
  The accretion of the loan purchase discount into loan interest income from the Focus transaction was $299,000 for the third quarter of 2016, and $262,000 for the third quarter of 2015. The accretion of the loan purchase discount in loan interest income from the Focus transaction was $1.1 million for the first nine months of 2016, compared to $262,000 for the first nine months of 2015. The total purchase discount on non-impaired loans from the Focus loan portfolio was $4.6 million as of the acquisition date, of which $2.5 million has been accreted into loan interest income from the acquisition date through September 30, 2016.

  •
  The yield on the loan portfolio was 5.60% for the third quarter of 2016, compared to 5.70% for the third quarter of 2015. The yield on the loan portfolio was 5.61% for the nine months ended September 30, 2016, compared to 5.69% for the nine months ended September 30, 2015. The decrease in the yield on the loan portfolio for the third quarter and first nine months of 2016, compared to the respective periods in 2015, primarily reflects the addition of the lower yielding

    Focus loan portfolio and growth in the Company's legacy portfolio, partially offset by the accretion of the loan purchase discount from the Focus transaction.

  •
  Net interest income increased 17% to $23.0 million for the third quarter of 2016, compared to $19.7 million for the third quarter of 2015. Net interest income increased 26% to $68.1 million for the nine months ended September 30, 2016, compared to $54.2 million for the nine months ended September 30, 2015. Net interest income increased for the third quarter and first nine months of 2016, compared to the respective periods in 2015, primarily due to organic growth in the loan portfolio, the accretion of the loan purchase discount from the Focus transaction, and an increase in the average balance of investment securities.

  •
  There was a $245,000 provision for loan losses for the third quarter of 2016, compared to a $301,000 credit provision for loan losses for the third quarter of 2015. For the nine months ended September 30, 2016, there was a $997,000 provision for loan losses compared to a $339,000 credit provision for loan losses for the nine months ended September 30, 2015.

  •
  Noninterest income increased to $2.3 million for the third quarter of 2016, compared to $2.1 million for the third quarter of 2015. For the nine months ended September 30, 2016, noninterest income was $8.6 million, compared to $6.2 million for the nine months ended September 30, 2015. The increase in noninterest income for the first nine months of 2016, compared to the first nine months of 2015, was primarily due to a $1.0 million gain on proceeds from company owned life insurance and higher gains on sales of securities.

  •
  Total noninterest expense for the third quarter of 2016 was $14.3 million, compared to $16.4 million for the third quarter of 2015. The decrease in noninterest expense in the third quarter, compared to the third quarter of 2015, was primarily due to pre-tax acquisition, severance and retention costs incurred by the Company related to the Focus transaction totaling $2.9 million for the third quarter of 2015. Noninterest expense for the nine months ended September 30, 2016 increased to $43.4 million, compared to $41.3 million for the nine months ended September 30, 2015, primarily due to additional employees retained from Focus and an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases, newly hired employees and higher professional fees, partially offset by $3.4 million of pre-tax acquisition, severance and retention costs incurred by the Company for the first nine months of 2015.

  •
  The efficiency ratio for the third quarter of 2016 was 56.37%, compared to 75.49% for the third quarter of 2015. The efficiency ratio for the nine months ended September 30, 2016 was 56.55%, compared to 68.47% for the nine months ended September 30, 2015. The higher efficiency ratio in the third quarter of 2015 and nine months ended September 30, 2015 was primarily due to the Focus acquisition, severance and retention costs. Excluding the Focus acquisition, severance and retention costs, the efficiency ratio was 62.32% for the third quarter of 2015, and 62.76% for the nine months ended September 30, 2015.

  •
  Income tax expense for the third quarter of 2016 was $4.1 million, compared to $2.2 million for the third quarter of 2015. The effective tax rate for the third quarter of 2016 was 37.5%, compared to 38.6% for the third quarter of 2015. The effective tax rate for the third quarter of 2015 was higher primarily due to the impact of non-deductible merger related expenses. Income tax expense for the nine months ended September 30, 2016 was $12.1 million, compared to $7.3 million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 37.6%, compared to 37.7% for the nine months ended September 30, 2015.

  •
  The return on average tangible assets was 1.13%, and the return on average tangible equity was 13.06%, for the third quarter of 2016, compared to 0.71% and 7.46%, respectively, for the third quarter of 2015. The return on average tangible assets was 1.16%, and the return on average tangible equity was 13.45%, for the first nine months of 2016, compared to 0.93% and 9.22%, respectively, for the first nine months of 2015.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, interest-bearing deposits in other financial institutions and securities available-for-sale increased 10% to $714.4 million at September 30, 2016, from $650.3 million at September 30, 2015, and decreased 2% from $729.2 million at December 31, 2015.

  •
  At September 30, 2016, investment securities held-to-maturity totaled $202.4 million, compared to $111.0 million at September 30, 2015, and $109.3 million at December 31, 2015.

  •
  Loans (excluding loans held-for-sale) increased $117.8 million, or 9%, to $1.45 billion at September 30, 2016, compared to $1.33 billion at September 30, 2015, which included an increase of $68.5 million, or 5% in the Company's legacy portfolio, and $49.3 million of purchased residential mortgage loans at September 30, 2016. Loans increased $91.5 million, or 7%, at September 30, 2016, compared to $1.36 billion at December 30, 2015.

  •
  During the second and third quarters of 2016, the Company purchased jumbo single family residential mortgage loans totaling $51.6 million, all of which are domiciled in California. The average loan principal amount is approximately $834,000, and the weighted average yield on the portfolio is 3.00%, net of servicing fees to the servicer. Residential mortgages outstanding at September 30, 2016 totaled $49.3 million.

  •
  Nonperforming assets were $4.8 million, or 0.19% of total assets, at September 30, 2016, compared to $5.9 million, or 0.26% of total assets, at September 30, 2015, and $6.7 million, or 0.29% of total assets, at December 31, 2015.

  •
  Classified assets were $18.7 million at September 30, 2016, compared to $18.0 million at September 30, 2015, and $19.0 million at December 31, 2015.

  •
  Net charge-offs totaled $134,000 for the third quarter of 2016, compared to net recoveries of $281,000 for the third quarter 2015, and net charge-offs of $182,000 for the fourth quarter of 2015.

  •
  The allowance for loan losses at September 30, 2016 was $20.0 million, or 1.38% of total loans, representing 445.55% of nonperforming loans. The allowance for loan losses at September 30, 2015 was $18.7 million, or 1.41% of total loans, representing 340.49% of nonperforming loans. The allowance for loan losses at December 31, 2015 was $18.9 million, or 1.39% of total loans, representing 296.74% of nonperforming loans.

  •
  Total deposits increased $256.6 million, or 13%, to $2.22 billion at September 30, 2016, compared to $1.96 billion at September 30, 2015, and increased $155.9 million, or 8%, from $2.06 billion at December 31, 2015. Deposits excluding all time deposits and CDARS deposits increased $291.2 million, or 17%, to $1.98 billion at September 30, 2016, from $1.69 billion at September 30, 2015, and increased $166.2 million, or 9%, from $1.81 billion at December 31, 2015.

  •
  The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 7.13% at September 30, 2016, compared to 9.19% at September 30, 2015, and 8.01% at December 31, 2015.

  •
  The loan to deposit ratio was 65.36% at September 30, 2016, compared to 67.91% at September 30, 2015, and 65.87% at December 31, 2015.

  •
  The Company's consolidated capital ratios exceeded regulatory guidelines and the Bank's capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2016.

CAPITAL RATIOS	Heritage Commerce Corp	Heritage Bank of Commerce	Well-capitalized Financial Institution Basel III Regulatory Guidelines	Fully Phased-in Basel III Minimal Requirement(1) Effective January 1, 2019
Total Risk-Based	12.7%	12.6%	10.0%	10.5%
Tier 1 Risk-Based	11.6%	11.4%	8.0%	8.5%
Common Equity Tier 1 Risk-Based	11.6%	11.4%	6.5%	7.0%
Leverage	8.9%	8.7%	5.0%	4.0%

(1)
Requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

        Total deposits increased $256.6 million, or 13%, to $2.22 billion at September 30, 2016, compared to $1.96 billion at September 30, 2015, and increased $155.9 million, or 8%, from $2.06 billion at December 31, 2015. Deposits excluding all time deposits and CDARS deposits increased $291.2 million, or 17%, to $1.98 billion at September 30, 2016, from $1.69 billion at September 30, 2015, and increased $166.2 million, or 9%, from $1.81 billion at December 31, 2015.

        The Company had $3.0 million in brokered deposits at September 30, 2016, compared to $24.2 million at September 30, 2015 and $17.8 million at December 31, 2015. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators were $54.5 million at September 30, 2016, compared to $24.6 million at September 30, 2015, and $49.1 million at December 31, 2015. Certificates of deposit from the State of California totaled $85.1 million at September 30, 2016, compared to $98.0 million at September 30, 2015 and $78.0 million at December 31, 2015.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At September 30, 2016, we had $344.4 million in cash and cash equivalents and approximately $557.3 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $438.3 million at fair value in unpledged securities available at September 30, 2016. Our loan to deposit ratio was 63.36% at September 30, 2016, compared to 67.91% at September 30, 2015, and 65.87% at December 31, 2015.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans-held-for sale, increased $117.8 million, or 9%, to $1.45 billion at September 30, 2016, compared to $1.33 billion at September 30, 2015, which included an increase of $68.5 million, or 5%, in the Company's legacy loan portfolio, and $49.3 million of purchased residential mortgage loans. Loans increased $91.5 million, or 7%, at September 30, 2016, compared to $1.36 billion at December 31, 2015, which included an increase of $42.2 million, or 3%, in the Company's legacy portfolio, and $49.3 million of purchased residential real estate loans. The loan portfolio remains well-diversified with commercial and industrial ("C&I") loans accounting for 42% of the loan portfolio at September 30, 2016, which included $47.8 million of factored receivables at Bay View Funding. Commercial real estate loans accounted for 42% of the total loan portfolio, of which 43% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of total loans, land and construction loans accounted for 6% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at September 30, 2016.

        During the second and third quarters of 2016, the Company purchased jumbo single family residential mortgage loans totaling $51.6 million, all of which are domiciled in California. The average loan principal amount is approximately $834,000, and the weighted average yield on the portfolio is 3.00%, net of servicing fees to the servicer. Residential mortgages outstanding at September 30, 2016 totaled $49.3 million.

Net Interest Income

        The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company's total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 17% to $23.0 million for the third quarter of 2016, compared to $19.7 million for the third quarter of 2015. Net interest income increased 26% to $68.1 million for the nine months ended September 30, 2016, compared to $54.2 million for the nine months ended September 30, 2015. The increase in the net interest income for the third quarter and the first nine months of 2016, compared to the respective periods in 2015, was primarily due to organic growth in the loan portfolio, the accretion of the loan portfolio purchase discount from the Focus transaction, and an increase in the average balance of investment securities.

        The Company through its asset and liability policies and practices seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. This is discussed in more detail under "Liquidity and Asset/Liability Management." In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, adding floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates, and reducing higher cost deposits.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the third quarter of 2016 was $14.3 million, compared to $16.4 million for the third quarter of 2015. The decrease in noninterest expense in the third quarter of 2016, compared to the third quarter of 2015, was primarily due to pre-tax acquisition, severance and retention costs incurred by the Company related to the Focus transaction totaling $2.9 million for the third quarter of 2015. Noninterest expense for the nine months ended September 30, 2016 increased to $43.4 million, compared to $41.3 million for the nine months ended September 30, 2015, primarily due to additional employees retained from Focus and an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases, newly hired employees and higher professional fees, partially offset by $3.4 million of pre-tax acquisition, severance and retention costs incurred by the Company for the first nine months of 2015.

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

Distribution, Rate and Yield

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,442,006	$20,312	5.60%	$1,232,989	$17,713	5.70%
Securities—taxable	497,821	2,401	1.92%	244,313	1,670	2.71%
Securities—exempt from Fedral tax(2)	91,241	875	3.82%	91,127	874	3.80%
Federal funds sold and interest-bearing deposits in other financial institutions	232,929	592	1.01%	237,372	355	0.59%

Total interest earning assets(2)	2,263,997	24,180	4.25%	1,805,801	20,612	4.53%

Cash and due from banks	32,628			34,921
Premises and equipment, net	7,595			7,374
Intangible assets	53,258			30,135
Other assets	73,825			77,816

Total assets	$2,431,303			$1,956,047

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$842,565			$652,529
Demand, interest-bearing	515,296	259	0.20%	326,922	144	0.17%
Savings and money market	516,570	289	0.22%	444,702	240	0.21%
Time deposits—under $100	21,707	16	0.29%	20,681	15	0.29%
Time deposits—$100 and over	212,201	251	0.47%	206,909	173	0.33%
Time deposits—brokered	4,874	10	0.82%	24,861	50	0.80%
CDARS—money market and time deposits	8,256	1	0.05%	16,678	1	0.02%

Total interest-bearing deposits	1,278,904	826	0.26%	1,040,753	623	0.24%

Total deposits	2,121,469	826	0.15%	1,693,282	623	0.15%
Short-term borrowings	55	—	0.00%	166	—	0.00%

Total interest-bearing liabilities	1,278,959	826	0.26%	1,040,919	623	0.24%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	2,121,524	826	0.15%	1,693,448	623	0.15%
Other liabilities	50,384			48,494

Total liabilities	2,171,908			1,741,942
Shareholders' equity	259,395			214,105

Total liabilities and shareholders' equity	$2,431,303			$1,956,047

Net interest income(2) / margin		23,354	4.10%		19,989	4.39%
Less tax equivalent adjustment(2)		(306)			(306)

Net interest income		$23,048			$19,683

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,409,637	$59,235	5.61%	$1,136,208	$48,360	5.69%
Securities—taxable	500,497	8,004	2.14%	230,608	4,828	2.80%
Securities—exempt from Fedral tax(2)	92,194	2,651	3.84%	84,286	2,444	3.88%
Federal funds sold and interest-bearing deposits in other financial institutions	195,850	1,478	1.01%	171,503	1,070	0.83%

Total interest earning assets(2)	2,198,178	71,368	4.34%	1,622,605	56,702	4.67%

Cash and due from banks	32,927			28,647
Premises and equipment, net	7,638			7,388
Intangible assets	53,641			20,721
Other assets	83,574			73,417

Total assets	$2,375,958			$1,752,778

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$800,049			$578,117
Demand, interest-bearing	505,442	731	0.19%	265,095	349	0.18%
Savings and money market	506,998	829	0.22%	403,385	623	0.21%
Time deposits—under $100	22,534	48	0.28%	19,812	45	0.30%
Time deposits—$100 and over	212,300	660	0.42%	202,512	485	0.32%
Time deposits—brokered	9,503	59	0.83%	26,578	157	0.79%
CDARS—money market and time deposits	8,344	5	0.08%	13,711	5	0.05%

Total interest-bearing deposits	1,265,121	2,332	0.25%	931,093	1,664	0.24%

Total deposits	2,065,170	2,332	0.15%	1,509,210	1,664	0.15%
Short-term borrowings	601	12	2.67%	80	—	0.00%

Total interest-bearing liabilities	1,265,722	2,344	0.25%	931,173	1,664	0.24%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	2,065,771	2,344	0.15%	1,509,290	1,664	0.15%
Other liabilities	56,325			47,757

Total liabilities	2,122,096			1,557,047
Shareholders' equity	253,862			195,731

Total liabilities and shareholders' equity	$2,375,958			$1,752,778

Net interest income(2) / margin		69,024	4.19%		55,038	4.54%
Less tax equivalent adjustment(2)		(928)			(855)

Net interest income		$68,096			$54,183

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

	Three Months Ended September 30, 2016 vs. 2015 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$2,956	$(357)	$2,599
Securities—taxable	1,222	(491)	731
Securities—exempt from Federal tax(1)	—	1	1
Federal funds sold and interest- bearing deposits in other financial institutions	(11)	248	237

Total interest income from interest earnings assets(1)	4,167	(599)	3,568

Expense on interest-bearing liabilities:
Demand, interest-bearing	95	20	115
Savings and money market	43	6	49
Time deposits—under $100	1	—	1
Time deposits—$100 and over	7	71	78
Time deposits—brokered	(41)	1	(40)
CDARS—money market and time deposits	(1)	1	—

Total interest expense on interest-bearing liabilities	104	99	203

Net interest income(1)	$4,063	$(698)	3,365

Less tax equivalent adjustment(1)			—

Net interest income			$3,365

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Nine Months Ended September 30, 2016 vs. 2015 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$11,516	$(641)	$10,875
Securities—taxable	4,309	(1,133)	3,176
Securities—exempt from Federal tax(1)	228	(21)	207
Federal funds sold and interest- bearing deposits in other financial institutions	181	227	408

Total interest income from interest earnings assets(1)	16,234	(1,568)	14,666

Expense on interest-bearing liabilities:
Demand, interest-bearing	354	$28	$382
Savings and money market	165	41	206
Time deposits—under $100	6	(3)	3
Time deposits—$100 and over	23	152	175
Time deposits—brokered	(106)	8	(98)
CDARS—money market and time deposits	(3)	3	—
Short-term borrowings	10	2	12

Total interest expense on interest-bearing liabilities	449	231	680

Net interest income(1)	$15,785	$(1,799)	13,986

Less tax equivalent adjustment(1)			(73)

Net interest income			$13,913

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets, contracted 29 basis points to 4.10% for the third quarter of 2016, compared to 4.39% for the third quarter of 2015, primarily due lower yields on loans and securities. For the nine months ended September 30, 2016, net interest margin decreased 35 basis points to 4.19%, from 4.54% for the nine months ended September 30, 2015, primarily due to higher average balances of lower yielding funds at the Federal Reserve Bank, and lower yields on loans and securities, which was partially offset by an increase in the accretion of the loan purchase discount from the Focus transaction.

        The accretion of the loan purchase discount in loan interest income from the Focus transaction was $299,000 for the third quarter of 2016, compared to $262,000 for the third quarter of 2015. The accretion of the loan purchase discount in loan interest income from the Focus transaction was $1.1 million for the first nine months of 2016, compared to $262,000 for the first nine months of 2015. The total purchase discount on non-impaired loans from the Focus loan portfolio was $4.6 million as of the acquisition date, of which $2.5 million has been accreted to loan interest income from the acquisition date through September 30, 2016.

        The yield on the loan portfolio was 5.60% for the third quarter of 2016, compared to 5.70% for the third quarter of 2015. The yield on the loan portfolio for the nine months ended September 30, 2016 was 5.61%, compared to 5.69% for the nine months ended September 30, 2015. The decrease in the yield on the loan portfolio for the third quarter and the first nine months of 2016, compared to the respective periods in 2015, was primarily due to a decrease in the proportion of loans in the higher yielding Bay View Funding factored receivables portfolio relative to the addition of the Focus loans and growth in the Company's legacy portfolio, partially offset by an increase in the accretion of the loan purchase discount from the Focus transaction.

        Net interest income increased 17% to $23.0 million for the third quarter of 2016, compared to $19.7 million for the third quarter of 2015. Net interest income increased 26% to $68.1 million for the nine months ended September 30, 2016, compared to $54.2 million for the nine months ended September 30, 2015. Net interest income increased for the third quarter and first nine months of 2016, compared to the respective periods in 2015, primarily due to organic growth in the loan portfolio, the accretion of the loan purchase discount from the Focus transaction, and an increase in the average balance of investment securities.

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

        There was a $245,000 provision for loan losses for the third quarter of 2016, compared to a credit provision for loan losses of $301,000 for the third quarter of 2015. For the nine months ended September 30, 2016, there was a $997,000 provision for loan losses, compared to a $339,000 credit provision for loan losses for the nine months ended September 30, 2015. The allowance for loan losses, related to the commercial loan portfolio increased $1.4 million at September 30, 2016 from December 31, 2015, as a result of a provision for loan losses of $1.6 million, and net charge-offs of $118,000. The increase in the allowance for loan losses was primarily due to an increase in commercial loans outstanding and one commercial relationship that went nonaccrual during the third quarter of 2016, and was fully reserved for. The allowance for loan losses related to the real estate portfolio decreased $313,000 at September 30, 2016 from December 31, 2015, as a result of net recoveries of $227,000, partially offset by a credit provision for loan losses of $540,000 as a result of improving credit quality factors.

        The allowance for loan losses totaled $20.0 million, or 1.38% of total loans at September 30, 2016, compared to $18.7 million, or 1.41% of total loans at September 30, 2015, and $18.9 million, or 1.39% of total loans at December 31, 2015. Net charge-offs totaled $134,000 for the third quarter of 2016, compared to net recoveries of $281,000 for the third quarter of 2015, and net charge-offs of $182,000 for the fourth quarter of 2015. The allowance for loan losses to total nonperforming loans was 445.55% at September 30, 2016, compared to 340.49% at September 30, 2015, and 296.74% at December 31, 2015. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$798	$748	$50	7%
Increase in cash surrender value of life insurance	428	429	(1)	0%
Servicing income	364	214	150	70%
Gain on sales of SBA loans	69	267	(198)	–74%
Other	653	408	245	60%

Total noninterest income	$2,312	$2,066	$246	12%

	Nine Months Ended September 30,		Increase (Decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,348	$2,086	$262	13%
Increase in cash surrender value of life insurance	1,317	1,225	92	8%
Servicing income	1,106	819	287	35%
Gain on sales of SBA loans	653	660	(7)	–1%
Gain on proceeds from company owned life insurance	1,019	—	1,019	N/A
Gain on sales of securities	527	—	527	N/A
Other	1,616	1,366	250	18%

Total noninterest income	$8,586	$6,156	$2,430	39%

        Noninterest income increased to $2.3 million for the third quarter of 2016, compared to $2.1 million for the third quarter of 2015. For the nine months ended September 30, 2016, noninterest income increased to $8.6 million, compared to $6.2 million for the nine months ended September 30, 2015, primarily due to a $1.0 million gain on proceeds from company owned life insurance and a $527,000 gain on sales of securities.

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

        Historically, a portion of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. The gain on sales of SBA loans was $198,000 lower in the third quarter of 2016, compared to the third quarter of 2015, primarily as a result of closing fewer loans to sell in the third quarter of 2016, and retaining some loans held-for-sale on the balance sheet due to lower market premiums.

        The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits(1)	$8,363	$10,358	$(1,995)	–19%
Occupancy and equipment	1,120	1,063	57	5%
Professional fees	1,086	612	474	77%
Software subscriptions	401	292	109	37%
Amortization of intangible assets	392	277	115	42%
Data processing	372	411	(39)	–9%
Insurance expense	319	273	46	17%
FDIC deposit insurance premiums	308	251	57	23%
Foreclosed assets	10	113	(103)	–91%
Acquisition and integration related costs	—	688	(688)	–100%
Other	1,925	2,081	(156)	–7%

Total noninterest expense	$14,296	$16,419	$(2,123)	–13%

	Nine Months Ended September 30,		Increase (Decrease) 2016 versus 2015
	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits(1)	$26,052	$26,112	$(60)	0%
Occupancy and equipment	3,277	3,135	142	5%
Professional fees	2,619	946	1,673	177%
Software subscriptions	1,118	883	235	27%
Amortization of intangible assets	1,176	655	521	80%
Data processing	1,143	950	193	20%
Insurance expense	924	855	69	8%
FDIC deposit insurance premiums	966	727	239	33%
Foreclosed assets	14	(93)	107	115%
Acquisition and integration related costs	—	1,265	(1,265)	–100%
Other	6,073	5,877	196	3%

Total noninterest expense	$43,362	$41,312	$2,050	5%

(1)
Salaries and employee benefits included pre-tax severance and retention costs related to the Focus transaction of $2.2 million for the three months ended September 30, 2015, and $2.9 million for the nine months ended September 30, 2015.

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended September 30,
	2016	Percent of Total	2015	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits(1)	$8,363	58%	$10,358	63%
Occupancy and equipment	1,120	8%	1,063	6%
Professional fees	1,086	8%	612	4%
Software subscriptions	401	3%	292	2%
Amortization of intangible assets	392	3%	277	2%
Data processing	372	3%	411	2%
Insurance expense	319	2%	273	2%
FDIC deposit insurance premiums	308	2%	251	1%
Foreclosed assets	10	0%	113	1%
Acquisition and integration related costs	—	0%	688	4%
Other	1,925	13%	2,081	13%

Total noninterest expense	$14,296	100%	$16,419	100%

	For the Nine Months Ended September 30,
	2016	Percent of Total	2015	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits(1)	$26,052	60%	$26,112	63%
Occupancy and equipment	3,277	7%	3,135	8%
Professional fees	2,619	6%	946	2%
Software subscriptions	1,118	3%	883	2%
Amortization of intangible assets	1,176	3%	655	2%
Data processing	1,143	3%	950	2%
Insurance expense	924	2%	855	2%
FDIC deposit insurance premiums	966	2%	727	2%
Foreclosed assets	14	0%	(93)	0%
Acquisition and integration related costs	—	0%	1,265	3%
Other	6,073	14%	5,877	14%

Total noninterest expense	$43,362	100%	$41,312	100%

(1)
Salaries and employee benefits included pre-tax severance and retention costs related to the Focus transaction of $2.2 million for the three months ended September 30, 2015, and $2.9 million for the nine months ended September 30, 2015.

        Total noninterest expense for the third quarter of 2016 was $14.3 million, compared to $16.4 million for the third quarter of 2015. The decrease in noninterest expense in the third quarter of 2016, compared to the third quarter of 2015, was primarily due to pre-tax acquisition, severance and retention costs incurred by the Company related to the Focus transaction totaling $2.9 million for the third quarter of 2015, which included severance and retention expense of $2.2 million in salaries and employee benefits expense, and $688,000 in other acquisition and integration costs. Noninterest expense for the nine months ended September 30, 2016 increased to $43.4 million, compared to $41.3 million for the nine months ended September 30, 2015, primarily due to additional employees retained from Focus and an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases, newly hired employees and higher professional fees. Professional fees were significantly lower for the first nine months ended September 30, 2015 due to recoveries of legal fees on problem loans that were paid off. These increases in noninterest expense for the nine months ended September 30, 2016 were partially offset by $3.4 million of pre-tax acquisition, severance and retention costs incurred by the Company for the nine months ended September 30, 2015, which included severance and retention expense of $2.2 million in salaries and employee benefits expense, and $1.2 million in other acquisition and integration costs. Full time equivalent employees were 264, 272, and 260 at September 30, 2016, September 30, 2015, and December 31, 2015, respectively.

        In the normal course of business the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, commercial or standby letters of credit, and financial guarantees. These instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying condensed consolidated balance sheets. The Company calculates an off-balance sheet credit risk reserve for all unfunded commitments.

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

        The Company's Federal and state income tax expense for the three and the nine months ended September 30, 2016 was $4.1 million and $12.2 million, respectively. The income tax expense was $2.2 million and $7.3 million for the same periods in 2015. The following table shows the Company's effective income tax rates for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective income tax rate	37.5%	38.6%	37.6%	37.7%

        The effective tax rate for the third quarter of 2016 was lower, compared to the third quarter of 2015, primarily due to the impact of non-deductible merger related expenses in the third quarter of 2015. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and Enterprise Zone hiring credits.

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

        The Company had net deferred tax assets of $20.3 million at September 30, 2016, and $22.2 million at December 31, 2015. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2016 and December 31, 2015 will be fully realized in future years.

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

	Three Months Ended September 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,743	$3,131	$23,874
Intersegment interest allocations	314	(314)	—
Total interest expense	826	—	826

Net interest income	20,231	2,817	23,048
Provision for loan losses	237	8	245

Net interest income after provision	19,994	2,809	22,803
Noninterest income	2,160	152	2,312
Noninterest expense	12,382	1,914	14,296
Intersegment expense allocations	234	(234)	—

Income before income taxes	10,006	813	10,819
Income tax expense	3,712	342	4,054

Net income	$6,294	$471	$6,765

Total assets	$2,464,438	$63,524	$2,527,962
Loans, net of deferred fees	$1,402,330	$47,846	$1,450,176
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

	Three Months Ended September 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$17,117	$3,189	$20,306
Intersegment interest allocations	280	(280)	—
Total interest expense	623	—	623

Net interest income	16,774	2,909	19,683
Provision (credit) for loan losses	(291)	(10)	(301)

Net interest income after provision	17,065	2,919	19,984
Noninterest income	1,869	197	2,066
Noninterest expense	14,616	1,803	16,419
Intersegment expense allocations	112	(112)	—

Income before income taxes	4,430	1,201	5,631
Income tax expense	1,668	504	2,172

Net income	$2,762	$697	$3,459

Total assets	$2,204,963	$57,244	$2,262,207
Loans, net of deferred fees	$1,290,062	$42,343	$1,332,405
Goodwill	$31,854	$13,044	$44,898

(1)
Includes the holding company's results of operations

	Nine Months Ended September 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$61,252	$9,188	$70,440
Intersegment interest allocations	863	(863)	—
Total interest expense	2,344	—	2,344

Net interest income	59,771	8,325	68,096
Provision for loan losses	949	48	997

Net interest income after provision	58,822	8,277	67,099
Noninterest income	8,069	517	8,586
Noninterest expense	38,036	5,326	43,362
Intersegment expense allocations	623	(623)	—

Income before income taxes	29,478	2,845	32,323
Income tax expense	10,962	1,195	12,157

Net income	$18,516	$1,650	$20,166

Total assets	$2,464,438	$63,524	$2,527,962
Loans, net of deferred fees	$1,402,330	$47,846	$1,450,176
Goodwill	$32,620	$13,044	$45,664

(1)
Includes the holding company's results of operations

	Nine Months Ended September 30, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$46,458	$9,389	$55,847
Intersegment interest allocations	822	(822)	—
Total interest expense	1,664	—	1,664

Net interest income	45,616	8,567	54,183
Provision (credit) for loan losses	(328)	(11)	(339)

Net interest income after provision	45,944	8,578	54,522
Noninterest income	5,581	575	6,156
Noninterest expense	35,930	5,382	41,312
Intersegment expense allocations	266	(266)	—

Income before income taxes	15,861	3,505	19,366
Income tax expense	5,820	1,472	7,292

Net income	$10,041	$2,033	$12,074

Total assets	$2,204,963	$57,244	$2,262,207
Loans, net of deferred fees	$1,290,062	$42,343	$1,332,405
Goodwill	$31,854	$13,044	$44,898

(1)
Includes the holding company's results of operations

        Banking.    Our banking segment's net income increased to $6.3 million for the three months ended September 30, 2016, compared to net income of $2.8 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, our banking segment's net income was $18.5 million, compared to $10.0 million for the nine months ended September 30, 2015. Net interest income increased to $20.2 million for the three months ended September 30, 2016, compared to $16.8 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net interest income increased to $59.8 million, compared to $45.6 million for the nine months ended September 30, 2015. The increase in net interest income for the three months and nine months ended September 30, 2016, compared to the comparable periods in 2015, was primarily as a result of the Focus acquisition and organic growth in the loan portfolio and an increase in the average balance of investment securities. The provision for loan losses was $237,000 for the three months ended September 30, 2016, compared to a credit provision for loan losses of $291,000 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the provision for loan losses was $949,000, compared with a credit provision for loan losses of $328,000 for the nine months ended September 30, 2015. The increase in the provision for loan losses was primarily due to an increase in loan balances in the banking segment's commercial loan portfolio and one commercial relationship that went on nonaccrual during the third quarter, and was fully reserved for. Noninterest income increased to $2.2 million for the three months ended September 30, 2016, compared to $1.9 million for the three months ended September 30, 2015. Noninterest income increased to $8.1 million for the nine months ended September 30, 2016, compared to $5.6 million for the nine months ended September 30, 2015. Noninterest income for the third quarter and first nine months of 2016 increased compared to the respective periods in 2105, primarily due to a $1.0 million gain from company owned life insurance and gains on sales of securities. Noninterest expense decreased to $12.4 million for the three months ended September 30, 2016, compared to $14.6 million for the three months ended September 30, 2015, primarily due to pre-tax acquisition, serverance and retention costs incurred by the Company related to the Focus transaction totaling $2.9 million for the third quarter of 2015. For the nine months ended September 30, 2016, noninterest expense was $38.0 million, compared to $35.9 million for the nine months ended September 30, 2015. The increase in noninterest expense for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily due to additional employees retained from Focus, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases and additional newly hired employees. The increase in noninterest expense for the nine months ended September 30, 2016 was partially offset by $3.4 million of pre-tax acquisition, serverance and retention costs incurred by the Company for the nine months ended September 30, 2015.

        Factoring.    Bay View Funding's primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good or service and the incurrence of operating costs required to provide for such good or service. The average life of the factored receivables is 34 days. The balance of the purchased receivables as of September 30, 2016 and 2015 was $47.8 million and $42.3 million, respectively. Bay View Funding's net income was $471,000 for the three months ended September 30, 2016, compared $697,000 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, Bay View Funding's net income was $1.7 million, compared to $2.0 million for the nine months ended September 30. 2015. Net interest income was $2.8 million for the three months ended September 30, 2016, and $2.9 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net interest income was $8.3 million, compared to $8.6 million for the nine months ended September 30, 2015. The decrease in net interest income for the three months and nine months ended September 30, 2016, compared to the respective periods in 2015, was primarily due to a decrease in the average yield on the factored receivables portfolio, partially offset by an increase in the average balance of factored receivables outstanding. The provision for loan losses was $8,000 for the three months ended September 30, 2016, compared to a credit provision for loan losses of $10,000 for the three months ended September 30,

2015. For the nine months ended September 30, 2016, the provision for loan losses was $48,000, compared to a credit provision for loan losses of $11,000 for the nine months ended September 30, 2015. Noninterest income was $152,000 for the three months ended September 30, 2016, compared to $197,000 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, noninterest income was $517,000, compared to $575,000 for the nine months ended September 30, 2015. Noninterest expense was $1.9 million for the three months ended September 30, 2016, and $1.8 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, noninterest expense was $5.3 million, compared to $5.4 million for the nine months ended September 30, 2015.

FINANCIAL CONDITION

        As of September 30, 2016, total assets increased to $2.53 billion, compared to $2.26 billion at September 30, 2015, and $2.36 billion at December 31, 2015. Securities available-for-sale (at fair value) were $370.0 million at September 30, 2016, an increase of 44% from $257.4 million at September 30, 2015, and decreased 4% from $385.1 million at December 31, 2015. Securities held-to-maturity (at amortized cost) were $202.4 million at September 30, 2016, an increase of 82% from $111.0 million at September 30, 2015, and an increase of 85% from $109.3 million at December 31, 2015. Total loans (excluding loans held-for-sale) increased $117.8 million, or 9%, to $1.45 billion at September 30, 2016, compared to $1.33 billion at September 30, 2015, which included an increase of $68.5 million, or 5%, in the Company's legacy loan portfolio, and $49.3 million of purchased residential mortgage loans. Loans increased $91.5 million, or 7%, at September 30, 2016, compared to $1.36 billion at December 31, 2015, which included an increase of $42.2 million, or 3%, in the Company's legacy portfolio, and $49.3 million of purchased residential mortgage loans.

        Total deposits increased $256.6 million, or 13%, to $2.22 billion at September 30, 2016, compared to $1.96 billion at September 30, 2015, and increased $155.9 million, or 8%, from $2.06 billion at December 31, 2015. Deposits excluding all time deposits and CDARS deposits increased $291.2 million, or 17%, to $1.98 billion at September 30, 2016, from $1.69 billion at September 30, 2015, and increased $166.2 million, or 9% from $1.81 billion at December 31, 2015.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	September 30,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$352,552	$170,399	$324,230
Trust preferred securities	16,425	15,000	15,132
Corporate bonds	1,022	36,608	6,673
Collateralized mortgage obligations	—	11,791	—
U.S. Government sponsored entities	—	11,125	9,041
Municipals—exempt from Federal tax	—	5,765	—
U.S. Treasury	—	4,039	30,003
Municipals—taxable	—	2,683	—

Total	$369,999	$257,410	$385,079

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$111,591	$16,300	$15,793
Municipals—exempt from Federal tax	90,813	94,704	93,518

Total	$202,404	$111,004	$109,311

        The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2016:

	Weighted Average Life
	Within One Year or Less		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$333,154	2.07%	$19,398	2.23%	$—	—	$352,552	2.08%
Trust preferred securities	—	—	—	—	—	—	16,425	5.95%	16,425	5.95%
Corporate bonds	—	—	1,022	4.50%	—	—	—	—	1,022	4.50%

Total	$—	—	$334,176	2.08%	$19,398	2.23%	$16,425	5.95%	$369,999	2.26%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$2,581	3.19%	$98,557	1.60%	$2,823	2.07%	$7,630	3.26%	$111,591	1.76%
Municipals—exempt from Federal tax(1)	1,747	2.39%	39,676	3.80%	43,692	3.99%	5,698	3.67%	90,813	3.86%

Total	$4,328	2.87%	$138,233	2.23%	$46,515	3.88%	$13,328	3.44%	$202,404	2.70%

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

        The investment securities available-for-sale portfolio totaled $370.0 million at September 30, 2016, an increase of 44% from $257.4 million at September 30, 2015, and decreased 4% from $385.1 million at December 31, 2015. At September 30, 2016, the Company's securities available-for-sale portfolio was comprised of $352.6 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $16.4 million of single entity issue trust preferred securities, and $1.0 million of corporate bonds. The pre-tax unrealized gain on securities available-for-sale at September 30, 2016 was

$8.0 million, compared to a pre-tax unrealized gain on securities available-for-sale of $4.5 million at September 30, 2015, and a pre-tax unrealized gain on securities available-for-sale of $501,000 at December 31, 2015.

        The Company received gross proceeds of $49.2 million on investment securities available-for-sale it sold during the nine months ended September 30, 2016 with a book value totaling $48.7 million, resulting in a gain on sale of securities of $527,000. The $48.7 million book value of investment securities sold included $30.1 million of U.S. Treasury securities, $9.0 million of U.S. Government sponsored entities, $5.5 million of corporate bonds, and $4.1 million of agency mortgage-backed securities.

        During the nine months ended September 30, 2016, the Company purchased $75.8 million of investment securities available-for-sale, which consisted of $51.8 million of Federal Home Loan Mortgage Corporation ("FHLMC") securities, with an average book yield of 1.96%, and $24.0 million of Federal National Mortgage Association ("FNMA") securities, with an average book yield of 1.95%.

        At September 30, 2016, investment securities held-to-maturity totaled $202.4 million, compared to $111.0 million at September 30, 2015, and $109.3 million at December 31, 2015. At September 30, 2016, the Company's securities held-to-maturity portfolio, at amortized cost, was comprised of $111.6 million agency mortgage-backed securities, and $90.8 million tax-exempt municipal bonds.

        During the nine months ended September 30, 2016, the Company purchased $31.3 million of Government National Mortgage Association ("GNMA") securities held-to-maturity, with an average book yield of 1.49%.

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

        Gross loans, excluding loans held-for-sale, represented 57% of total assets at September 30, 2016, represented 59% at September 30, 2015, and represented 58% at December 31, 2015. The ratio of loans to deposits was 65.36% at September 30, 2016, compared to 67.91% at September 30, 2015, and 65.87% at December 31, 2015.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2016		September 30, 2015		December 31, 2015
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$606,281	42%	$554,169	42%	$556,522	41%
Real estate:
Commercial	612,030	42%	606,819	45%	625,665	46%
Land and construction	88,371	6%	84,867	6%	84,428	6%
Home equity	76,536	5%	74,624	6%	76,833	6%
Residential mortgages	49,255	3%	—	0%	—	0%
Consumer	18,328	2%	12,595	1%	16,010	1%

Total loans	1,450,801	100%	1,333,074	100%	1,359,458	100%
Deferred loan (fees) costs, net	(625)	—	(669)	—	(742)	—

Loans, including deferred fees and costs	1,450,176	100%	1,332,405	100%	1,358,716	100%

Allowance for loan losses	(20,032)		(18,737)		(18,926)

Loans, net	$1,430,144		$1,313,668		$1,339,790

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with other portfolios in land development and construction, home equity and consumer loans. During the second and third quarters of 2016, the Company purchased jumbo single family residential mortgage loans totaling $51.6 million, all of which are domiciled in California. The average loan principal amount is approximately $834,000, and the weighted average yield on the portfolio is 3.00%, net of servicing fees to the servicer. Residential mortgages outstanding at September 30, 2016 totaled $49.3 million. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 57% of its gross loans were secured by real property at September 30, 2016, and September 30, 2015, and 58% at December 31, 2015. While no specific industry concentration is considered significant, the Company's bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the third quarter and nine months ended September 30, 2016, loans were sold resulting in a gain on sales of SBA loans of $69,000, and $653,000, respectively.

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

        The commercial loan portfolio increased $49.8 million to $606.3 million at September 30, 2016, compared to $556.5 million at December 31, 2015, which was primarily the result of an increase of $23.2 million in the asset-based lending portfolio, $18.8 million in the C&I portfolio, and $7.8 million in the factored receivables portfolio. C&I line usage increased to 41% at September 30, 2016, compared to 39% at December 31, 2015.

        As of September 30, 2016, commercial real estate mortgage loans of $612.0 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at September 30, 2016, consist of $266.1 million, or 43%, of commercial owner occupied properties, $345.8 million, or 57%, of commercial investment properties, and $91,000 of other properties. Properties securing the commercial real estate mortgage loans are generally located in the Greater San Francisco Bay Area, the Company's primary market.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $3.5 million to $88.4 million, at September 30, 2016, from $84.9 million, at September 30, 2015. Land and construction loans increased $3.9 million at September 30, 2016, from $84.4 million at December 31, 2015.

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

        During the second and third quarters of 2016, the Company purchased jumbo single family residential mortgage loans totaling $51.6 million, all of which are domiciled in California. The average loan principal amount is approximately $834,000, and the weighted average yield on the portfolio is

3.00%, net of servicing fees to the servicer. Residential mortgages outstanding at September 30, 2016 totaled $49.3 million.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $41.7 million and $69.6 million at September 30, 2016, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of September 30, 2016. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2016, approximately 57% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$508,507	$84,508	$13,266	$606,281
Real estate:
Commercial	105,094	222,843	284,093	612,030
Land and construction	88,371	—	—	88,371
Home equity	70,060	1,637	4,839	76,536
Residential mortgages	1,226	—	48,029	49,255
Consumer	16,604	1,724	—	18,328

Loans	$789,862	$310,712	$350,227	$1,450,801

Loans with variable interest rates	$705,518	$65,081	$59,308	$829,907
Loans with fixed interest rates	84,344	245,631	290,919	620,894

Loans	$789,862	$310,712	$350,227	$1,450,801

Loan Servicing

        As of September 30, 2016 and 2015, $169.6 million and $116.6 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning of period balance	$2,101	$510	$2,209	$565
Additions	20	1,993	183	2,084
Amortization	(127)	(124)	(398)	(270)

End of period balance	$1,994	$2,379	$1,994	$2,379

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2016 and 2015, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning of period balance	$1,154	$1,441	$1,367	$1,481
Unrealized holding gain	(53)	—	(266)	(40)

End of period balance	$1,101	$1,441	$1,101	$1,441

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

        Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $12.5 million and $5.9 million at September 30, 2016 and December 31, 2015, respectively, of which $2.2 million and $591,000 were on nonaccrual. At September 30, 2016, there were also $4.0 million loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2015, there were also $4.1 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	September 30,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Nonaccrual loans-held-for-investment	$4,496	$5,503	$4,716
Restructured and loans over 90 days past due and still accruing	—	—	1,662

Total nonperforming loans	4,496	5,503	6,378
Foreclosed assets	292	393	364

Total nonperforming assets	$4,788	$5,896	$6,742

Nonperforming assets as a percentage of loans plus foreclosed assets	0.33%	0.44%	0.50%
Nonperforming assets as a percentage of total assets	0.19%	0.26%	0.29%

        The following table presents nonperforming loans by class at the dates indicated:

	September 30, 2016			December 31, 2015
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,577	$—	$3,577	$724	$1,378	$2,102
Real estate:
Commercial	440	—	440	2,992	—	2,992
Land and construction	201	—	201	219	—	219
Home equity	275	—	275	777	284	1,061
Consumer	3	—	3	4	—	4

Total	$4,496	$—	$4,496	$4,716	$1,662	$6,378

        Nonperforming assets were $4.8 million, or 0.19% of total assets, at September 30, 2016, compared to $5.9 million, or 0.26% of total assets, at September 30, 2015, and $6.7 million, or 0.29% of total assets, at December 31, 2015. Included in total nonperforming assets were foreclosed assets of $292,000 at September 30, 2016, compared to $393,000 at September 30, 2015, and $364,000 at December 31, 2015.

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, was $18.4 million at September 30, 2016, $17.6 million at September 30, 2015, and $18.6 million at December 31, 2015. There were no loans held-for-sale included in classified loans at September 30, 2016, September 30, 2015, and December 31, 2015. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	September 30, 2016			September 30, 2015			December 31, 2015
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$591,554	$14,727	$606,281	$543,879	$10,290	$554,169	$547,536	$8,986	$556,522
Real estate:
Commercial	609,179	2,851	612,030	601,671	5,148	606,819	617,865	7,800	625,665
Land and construction	88,170	201	88,371	84,375	492	84,867	84,209	219	84,428
Home equity	75,931	605	76,536	73,286	1,338	74,624	75,511	1,322	76,833
Residential mortgages	49,255	—	49,255	—	—	—	—	—	—
Consumer	18,311	17	18,328	12,279	316	12,595	15,705	305	16,010

Total	$1,432,400	$18,401	$1,450,801	$1,315,490	$17,584	$1,333,074	$1,340,826	$18,632	$1,359,458

        Classified commercial loans increased to $14.7 million at September 30, 2016, from $9.0 million at December 31, 2015, primarily due to commercial loan downgrades in excess of upgrades during the nine months ended September 30, 2016. Classified commercial real estate loans decreased to $2.9 million at September 30, 2016, compared to December 31, 2015, mainly as a result of upgrades and payoffs in the commercial real estate loan portfolio.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Nine Months Ended September 30, 2016
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2016	$149	$4	$153
Principal repayments	(12)	(1)	(13)

Balance at September 30, 2016	$137	$3	$140

	Nine Months Ended September 30, 2015
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2015	$167	$916	$1,083
Principal repayments	16	(912)	(896)

Balance at September 30, 2015	$183	$4	$187

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,528	$8,277	$116	$19,921
Charge-offs	(160)	—	—	(160)
Recoveries	21	5	—	26

Net (charge-offs) recoveries	(139)	5	—	(134)
Provision (credit) for loan losses	792	(519)	(28)	245

Balance, end of period	$12,181	$7,763	$88	$20,032

RATIOS:
Annualized net charge-offs to average loans(1)	0.04%	0.00%	0.00%	0.04%
Allowance for loan losses to nonperforming loans	270.93%	172.66%	1.96%	445.55%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,193	$7,450	$114	$18,757
Charge-offs	(8)	—	(9)	(17)
Recoveries	284	14	—	298

Net (charge-offs) recoveries	276	14	(9)	281
Provision (credit) for loan losses	(941)	672	(32)	(301)

Balance, end of period	$10,528	$8,136	$73	$18,737

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.09%	0.00%	0.00%	–0.09%
Allowance for loan losses to nonperforming loans	191.31%	147.85%	1.33%	340.49%

(1)
Average loans and total loans exclude loans held-for-sale.

	Nine Months Ended September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,748	$8,076	$102	$18,926
Charge-offs	(300)	—	—	(300)
Recoveries	182	227	—	409

Net (charge-offs) recoveries	(118)	227	—	109
Provision (credit) for loan losses	1,551	(540)	(14)	997

Balance, end of period	$12,181	$7,763	$88	$20,032

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.01%	–0.02%	0.00%	–0.01%
Allowance for loan losses to nonperforming loans	270.93%	172.66%	1.96%	445.55%

(1)
Average loans and total loans exclude loans held-for-sale.

	Nine Months Ended September 30, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,187	$7,070	$122	$18,379
Charge-offs	(229)	(2)	(9)	(240)
Recoveries	766	141	30	937

Net recoveries	537	139	21	697
Provision (credit) for loan losses	(1,196)	927	(70)	(339)

Balance, end of period	$10,528	$8,136	$73	$18,737

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	–0.06%	–0.02%	0.00%	–0.08%
Allowance for loan losses to nonperforming loans	191.31%	147.85%	1.33%	340.49%

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

Allocation of Allowance for Loan Losses

	September 30,
	2016		2015		December 31, 2015
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$12,181	42%	$10,528	42%	$10,748	41%
Real estate:
Commercial	4,704	42%	5,094	45%	4,980	46%
Land and construction	1,367	6%	1,571	6%	1,504	6%
Home equity	1,496	5%	1,471	6%	1,592	6%
Residential mortgages	196	3%	—	0%	—	0%
Consumer	88	2%	73	1%	102	1%

Total	$20,032	100%	$18,737	100%	$18,926	100%

        The allowance for loan losses totaled $20.0 million, or 1.38% of total loans at September 30, 2016, compared to $18.7 million, or 1.41% of total loans at September 30, 2015, and $18.9 million, or 1.39% of total loans at December 31, 2015. The Company had net charge-offs of $134,000, or 0.04% of average loans, for the third quarter of 2016, compared to net recoveries of $281,000, or –0.09% of average loans, for the third quarter of 2015, and net recoveries of $515,000, or –0.04% of average loans, for the fourth quarter of 2015.

        The allowance for loan losses related to the commercial portfolio increased $1.4 million, at September 30, 2016 from December 31, 2015, primarily due to an increase in commercial loans outstanding and net charge-offs of $118,000, resulting in a provision to the allowance for loan losses of $1.5 million. The allowance for loan losses balance attributed to commercial loans individually evaluated for impairment increased to $1.7 million at September 30, 2016, from $174,000 at December 31, 2015, primarily due to one commercial relationship that went on nonaccrual during the third quarter of 2016, which was fully reserved for. The allowance for loan losses related to the real estate portfolio decreased $313,000 at September 30, 2016 from December 31, 2015, as a result of net recoveries of $227,000, partially offset by a credit provision for loan losses of $540,000, as a result of improving credit quality factors.

Goodwill and Other Intangible Assets

        On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at September 30, 2016 and December 31, 2015 was $45.6 million, which was consisted of $32.6 million related to the Focus acquisition, and $13.0 million related to the Bay View Funding acquisition.

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

        Other intangible assets were $7.3 million at September 30, 2016, compared to $8.5 million at December 31, 2015. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $301,000 at September 30, 2016 and $621,000 at December 31, 2015, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $5.4 million at September 30, 2016 and $6.0 million at December 31, 2105, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding were $1.7 million at September 30, 2016 and $1.9 million at December 31, 2015, net of accumulated amortization.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2016		September 30, 2015		December 31, 2015
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$889,075	40%	$758,440	39%	$821,405	40%
Demand, interest-bearing	536,541	24%	440,517	22%	496,278	24%
Savings and money market	555,156	24%	490,572	25%	496,843	24%
Time deposits—under $250	57,718	2%	65,629	3%	62,026	3%
Time deposits—$250 and over	169,485	8%	174,700	9%	160,815	8%
Time deposits—brokered	3,000	1%	24,150	1%	17,825	1%
CDARS—money market and time deposits	7,659	1%	8,015	1%	7,583	0%

Total deposits	$2,218,634	100%	$1,962,023	100%	$2,062,775	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. Public funds were 4% of deposits at September 30, 2016, and 5% at September 30, 2015, and 4% at December 31, 2015.

        Total deposits increased $256.6 million, or 13%, to $2.22 billion at September 30, 2016, compared to $1.96 billion at September 30, 2015, and increased $155.9 million, or 8%, at September 30, 2016, compared to $2.06 billion at December 31, 2015. Noninterest-bearing demand deposits increased $130.6 million at September 30, 2016 from September 30, 2015, and increased $67.7 million from December 31, 2015. Interest-bearing demand deposits increased $96.0 million at September 30, 2016 from September 30, 2015, and increased $40.3 million from December 31, 2015. Savings and money market deposits increased $64.6 million at September 30, 2016 from September 30, 2015, and increased $58.3 million from December 31, 2015. Brokered deposits decreased $21.2 million at September 30, 2016 from September 30, 2015, and decreased $14.8 million from December 31, 2015. Deposits excluding all time deposits and CDARS deposits increased $291.2 million, or 17%, to $1.98 billion at September 30, 2016, from $1.69 billion at September 30, 2015, and increased $166.2 million, or 9%, from $1.81 billion at December 31, 2015.

        At September 30, 2016, the Company had $96.7 million (at fair value) of securities pledged for $85.1 million in certificates of deposits from the State of California. At September 30, 2015, the Company had $108.8 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2015, the Company had $93.0 million (at fair value) of securities pledged for $78.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $4.1 million of money market accounts and $3.6 million of time deposits at September 30, 2016. CDARS deposits were comprised of $2.9 million of money market accounts and $5.1 million of time deposits at September 30, 2015. CDARS deposits were comprised of $3.4 million of money market accounts and $4.2 million of time deposits at December 31, 2015.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $250,000 and over, and all CDARS time deposits and brokered deposits as of September 30, 2016:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$74,474	42%
Over three months through six months	66,294	38%
Over six months through twelve months	26,280	15%
Over twelve months	9,527	5%

Total	$176,575	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Annualized return on average assets	1.11%	0.70%	1.13%	0.92%
Annualized return on average tangible assets	1.13%	0.71%	1.16%	0.93%
Annualized return on average equity	10.38%	6.41%	10.61%	8.25%
Annualized return on average tangible equity	13.06%	7.46%	13.45%	9.22%
Average equity to average assets ratio	10.67%	10.95%	10.68%	11.17%

Off-Balance Sheet Arrangements

        In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $601.1 million at September 30, 2016, compared to $579.0 million at September 30, 2015, and $573.7 million at December 31, 2015. Unused commitments represented 41% outstanding gross loans at September 30, 2016, 43% outstanding gross loans at September 30, 2015, and 42% at December 31, 2015.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	September 30,
	2016		2015		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$18,748	$566,902	$18,082	$548,361	$16,917	$539,897
Standby letters of credit	3,479	12,019	3,402	8,569	3,402	13,458

	$22,227	$578,921	$21,484	$556,930	$20,319	$553,355

Liquidity and Asset/Liability Management

        Liquidity refers to the Company's ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company's ability to manage its liquidity position appropriately is the Company's large base of core deposits, which are generated by offering traditional banking services in its service area and which have historically been a stable source of funds. To manage liquidity needs properly cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company's interest margin. In order to meet short-term liquidity needs the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources, and maintains collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

        The loan to deposit ratio is one of the measures we analyze for liquidity. Our loan to deposit ratio was 65.36% at September 30, 2016, compared to 67.91% at September 30, 2015, and 65.87% at December 31, 2015.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at September 30, 2016, September 30, 2015 and December 31, 2015. The Company had $219.5 million of loans pledged to the FHLB as collateral on an available line of credit of $182.4 million at September 30, 2016.

        The Company can also borrow from the FRB's discount window. The Company had $479.3 million of loans pledged to the FRB as collateral on an available line of credit of $314.9 million at September 30, 2016, none of which was outstanding.

        At September 30, 2016, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at September 30, 2016, September 30, 2015, and December 31, 2015.

        The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2016.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2016, September 30, 2015, and December 31, 2015.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,
			December 31, 2015
	2016	2015
	(Dollars in thousands)
Average balance year-to-date	$558	$36	$578
Average interest rate year-to-date	2.57%	0.36%	3.14%
Maximum month-end balance during the quarter	$—	$1,000	$3,000
Average rate at period-end	N/A	N/A	3.00%

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements as of September 30, 2016, September 30, 2015 and December 31, 2015:

	September 30, 2016	September 30, 2015	December 31, 2015
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$210,021	$180,353	$181,222
Additional Tier 1 capital	—	17,367	18,077

Tier 1 capital	210,021	197,720	199,299
Tier 2 capital	20,676	19,480	19,616

Total risk-based capital	$230,697	$217,200	$218,915

Risk-weighted assets	$1,812,623	$1,763,709	$1,750,515
Average assets for capital purposes	$2,370,179	$1,901,985	$2,322,940
Capital ratios:
Total risk-based capital	12.7%	12.3%	12.5%
Tier 1 risk-based capital	11.6%	11.2%	11.4%
Common equity Tier 1 risk-based capital	11.6%	10.2%	10.4%
Leverage(1)	8.9%	10.4%	8.6%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of HBC under the Basel III requirements as of September 30, 2016, of September 30, 2015 and December 31, 2015:

	September 30, 2016	September 30, 2015	December 31, 2015
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$207,070	$194,039	$200,327
Additional Tier 1 capital	—	—	—

Tier 1 capital	207,070	194,039	200,327
Tier 2 capital	20,676	19,480	19,616

Total risk-based capital	$227,746	$213,519	$219,943

Risk-weighted assets	$1,812,204	$1,760,434	$1,750,222
Average assets for capital purposes	$2,369,430	$1,900,304	$2,322,232
Capital ratios:
Total risk-based capital	12.6%	12.1%	12.6%
Tier 1 risk-based capital	11.4%	11.0%	11.4%
Common equity Tier 1 risk-based capital	11.4%	11.0%	11.4%
Leverage(1)	8.7%	10.2%	8.6%

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

        The Company's common equity Tier 1 risk-based capital ratio increased at September 30, 2016, compared to September 30, 2015, and December 31, 2015, primarily due to the conversion of the Company's Series C convertible perpetual preferred stock, no par value ("Series C Preferred Stock") for 5,601,000 shares of the Company's common stock during the third quarter of 2016, as discussed below. The conversion of the Company's Series C Preferred Stock into common stock had no effect on HBC's common equity Tier 1 risk-based capital ratio. During the third, second and first quarters of 2016, HBC distributed dividends of $4.0 million, $4.0 million, and $6.0 million, respectively, for a total of $14.0 million for the first nine months of 2016.

        At September 30, 2016, the Company's consolidated capital ratio exceeded regulatory guidelines and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2016, September 30, 2015, and December 31, 2015, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2016, that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At September 30, 2016, the Company had total shareholders' equity of $261.3 million, compared to $248.0 million at September 30, 2015, and $245.4 million at December 31, 2015. At September 30, 2016, total shareholders' equity included $214.6 million in common stock, $48.7 million in retained earnings, and ($2.0) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($2.0) million at September 30, 2016, compared to accumulated other comprehensive loss of ($2.0) million at September 30, 2015, and an accumulated other comprehensive loss of ($6.2) million at December 31, 2015. The unrealized gain on securities available-for-sale, net of taxes, included in accumulated other comprehensive loss was an unrealized gain of $4.7 million, at September 30, 2016, compared to an unrealized gain of $2.6 million, at September 30, 2015, and an unrealized gain of $296,000, at December 31, 2015. The components of accumulated other comprehensive loss, net of taxes, at September 30, 2016 include the following: an unrealized gain on available-for-sale securities of $4.7 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $342,000; a split dollar insurance contracts liability of ($3.6) million; a supplemental executive retirement plan liability of ($4.0) million; and an unrealized gain on interest-only strip from SBA loans of $639,000.

Series C Preferred Stock

        On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively "Preferred Stockholders") providing for the exchange of 21,003.75 shares of the Company's Series C Preferred Stock for 5,601,000 shares of the Company's common stock. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock.

        As a result of the exchange transaction, the Company had 37,915,736 shares of common stock issued and outstanding on September 30, 2016. Castle Creek owns 3,763,225 shares, or 9.9% of the issued and outstanding shares; and Patriot Financial and Patriot Parallel own together 4,437,204 shares, or 11.7% of the issued and outstanding shares. The exchange of the Series C Preferred Stock for common stock resulted in an increase in the Company's common equity Tier 1 risk-based capital ratio at September 30, 2016, but had no effect on HBC's common equity tier 1 risk-based capital ratio or other regulatory capital ratios of the Company or HBC.

        The book value per common share was $6.89 at September 30, 2016, compared to $7.12 at September 30, 2015, and $7.03 at December 31, 2015. The tangible book value per common share was $5.49 at September 30, 2016, compared to $5.44 at September 30, 2015, and $5.35 at December 31, 2015. On a full conversion of the Series C Preferred stock into common stock at September 30, 2015, and December 31, 2015: (i) the book value per common share would have been reduced to $6.58 and $6.51, respectively; and (ii) the tangible book value per common share would have been reduced to $5.15 and $5.07, respectively.

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

        The planning of asset and liability maturities is an integral part of the management of an institution's net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest-bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2016. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$29,225	32.9%
+300	$23,075	26.0%
+200	$16,670	18.8%
+100	$9,433	10.6%
0	$—	0.0%
–100	$(11,363)	–12.8%
–200	$(21,663)	–24.4%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2016. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as September 30, 2016, the period covered by this report on Form 10-Q.

        During the three and nine months ended September 30, 2016, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively "Preferred Stockholders") providing for the exchange of 21,003.75 shares of the Company's Series C convertible perpetual preferred stock, no par value, ("Preferred Stock") for 5,601,000 shares of the Company's common stock, no par value. The common stock issued upon exchange of the Preferred Stock was offered and exchanged with the Preferred Stockholders in reliance on exemptions from registration provided by Sections 3(a)(9) and 18(b)(4) of the Securities Act of 1933, as amended ("Securities Act"). The Company did not receive any proceeds as a result of the exchange.

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
10.1
Exchange Agreement, dated September 12, 2016, by and between Heritage Commerce Corp and Patriot Financial Partners, L.P. (incorporated by reference to the Registrant's Current Report on Form 8-K filed September 12, 2016)
10.2
Exchange Agreement, dated September 12, 2016, by and between Heritage Commerce Corp and Patriot Financial Partners Parallel, L.P. (incorporated by reference to the Registrant's Current Report on Form 8-K filed September 12, 2016)
10.3
Exchange Agreement, dated September 12, 2016, by and between Heritage Commerce Corp and Castle Creek Capital Partners IV, LP (incorporated by reference to the Registrant's Current Report on Form 8-K filed September 12, 2016)
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

Heritage Commerce Corp (Registrant)
Date: November 4, 2016	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: November 4, 2016	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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
10.1
Exchange Agreement, dated September 12, 2016, by and between Heritage Commerce Corp and Patriot Financial Partners, L.P. (incorporated by reference to the Registrant's Current Report on Form 8-K filed September 12, 2016)
10.2
Exchange Agreement, dated September 12, 2016, by and between Heritage Commerce Corp and Patriot Financial Partners Parallel, L.P. (incorporated by reference to the Registrant's Current Report on Form 8-K filed September 12, 2016)
10.3
Exchange Agreement, dated September 12, 2016, by and between Heritage Commerce Corp and Castle Creek Capital Partners IV, LP (incorporated by reference to the Registrant's Current Report on Form 8-K filed September 12, 2016)
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