Form 10-K
period 2016-12-31
HERITAGE COMMERCE CORP
filed 2017-03-03
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                      TO

Commission file number 000‑23877

Heritage Commerce Corp

(Exact name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77‑0469558 (I.R.S. Employer Identification Number)

150 Almaden Boulevard
San Jose, California 95113
(Address of Principal Executive Offices including Zip Code)

(408) 947‑6900
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -K, or any amendment to this Form 10 -K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b -2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2016, based upon the closing price on that date of $10.53 per share as reported on the NASDAQ Global Select Market, and 19,786,746 shares held, was approximately $208.4 million.

As of February 15, 2017, there were 37,944,319 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Shareholders to be held on May 25, 2017 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2016.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10‑K

FOR YEAR ENDED DECEMBER 31, 2016

Cautionary Note Regarding Forward‑Looking Statements

This Report on Form 10‑K contains various statements that may constitute forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b‑6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward‑looking. These forward‑looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward‑looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements include statements relating to our projected growth, anticipated future financial performance, and management’s long‑term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition.

These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:

•

current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth should these events occur;

•	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
•	volatility in credit and equity markets and its effect on the global economy;
•	changes in the competitive environment among financial or bank holding companies and other financial service providers;
•	changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits;
•	our ability to develop and promote customer acceptance of new products and services in a timely manner;
•	risks associated with concentrations in real estate related loans;
•	an oversupply of inventory and deterioration in values of California commercial real estate;
•	a prolonged slowdown in construction activity;
•	other than temporary impairment charges to our securities portfolio;
•

changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of the Company’s allowance for loan losses and the Company’s provision for loan losses;

•	our ability to raise capital or incur debt on reasonable terms;
•	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•

our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;

•	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
•	risks of loss of funding of Small Business Administration or SBA loan programs, or changes in those programs;
•

effect and uncertain impact on the Company of the enactment of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated by supervisory and oversight agencies implementing the new legislation;

•	effect of lower corporate tax rates if enacted on the Company’s deferred tax asset;
•	significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;
•

effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	costs and effects of legal and regulatory developments, including resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
•	availability of and competition for acquisition opportunities;
•	risks associated with merger and acquisition integration;
•	risks resulting from domestic terrorism;
•	risks of natural disasters and other events beyond our control; and
•	our success in managing the risks involved in the foregoing factors.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

PART I

ITEM 1 — BUSINESS

General

Heritage Commerce Corp, a California corporation organized in 1997, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. We provide a wide range of banking services through Heritage Bank of Commerce, our wholly‑owned subsidiary. Heritage Bank of Commerce is a California state‑chartered bank headquartered in San Jose, California and has been conducting business since 1994.

Heritage Bank of Commerce is a multi‑community independent bank that offers a full range of commercial banking services to small and medium‑sized businesses and their owners, managers and employees. We operate through 11 full service branch offices located entirely in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda, Contra Costa, and San Benito. Our market includes the headquarters of a number of technology based companies in the region commonly known as “Silicon Valley.”

Our lending activities are diversified and include commercial, real estate, construction and land development, consumer and Small Business Administration (“SBA”) guaranteed loans. We generally lend in markets where we have a physical presence through our branch offices. We attract deposits throughout our market area with a customer‑oriented product mix, competitive pricing, and convenient locations. We offer a wide range of deposit products for business banking and retail markets. We offer a multitude of other products and services to complement our lending and deposit services. In addition, Bay View Funding provides factoring financing throughout the United States.

As a bank holding company, Heritage Commerce Corp is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are required to file with the Federal Reserve reports and other information regarding our business operations and the business operations of our subsidiaries. As a California chartered bank, Heritage Bank of Commerce is subject to primary supervision, periodic examination, and regulation by the Department of Business Oversight — Division of Financial Institutions (“DBO”), and by the Federal Reserve, as its primary federal regulator.

Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

At December 31, 2016, we had consolidated assets of $2.57 billion, deposits of $2.26 billion and shareholders’ equity of $259.8 million.

When we use “we”, “us”, “our” or the “Company”, we mean the Company on a consolidated basis with Heritage Bank of Commerce. When we refer to “HCC” or the “holding company”, we are referring to Heritage Commerce Corp on a standalone basis. When we use “HBC”, we mean Heritage Bank of Commerce on a standalone basis.

The Internet address of the Company’s website is “http://www.heritagecommercecorp.com,” and the Bank’s website is “http://www.heritagebankofcommerce.com.” The Company makes available free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the SEC website.

Recent Acquisitions

We have grown over the past five years through the acquisitions discussed below, as well as through organic growth.

Focus Business Bank

On August 20, 2015, we completed the acquisition of Focus Business Bank (“Focus Bank”) for an aggregate transaction value of $66.6 million. We acquired from Focus Bank total assets, at fair value, of approximately $438.8 million, loans (including loans held‑for‑sale) of $174.8 million, at fair value, and deposits of $405.1 million, at fair value. We issued approximately 5,456,713 shares of our common stock to Focus Bank shareholders, at an exchange ratio of 1.8235 shares of Heritage Commerce Corp common stock per Focus Bank share.

Bay View Funding

On November 1, 2014, Heritage Bank of Commerce acquired CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) for approximately $22.52 million. Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. Bay View Funding’s administrative offices are located at 2933 Bunker Hill Lane, Suite 210, Santa Clara, CA 95054.

Heritage Bank of Commerce

HBC is a California state‑chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through eleven full service branch offices. The locations of HBC’s current offices are:

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

Lending Activities

We offer a diversified mix of business loans encompassing the following loan products: (i) commercial and industrial loans; (ii) commercial real estate loans; (iii) construction loans; and (iv) SBA loans. We also offer home equity lines of credit (“HELOCS”), to accommodate the needs of business owners and individual clients, as well as consumer loans (both secured and unsecured). In the event creditworthy loan customers’ borrowing needs exceed our legal lending limit, we have the ability to sell participations in those loans to other banks. We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts.

As of December 31, 2016, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial 40% (including SBA loans, asset-based lending, and factored receivables); (ii) commercial real estate loans 44%; (iii) land and construction loans 5%; (iv) residential mortgage loans 4%; and (v) consumer (including home equity) 7%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

Commercial and Industrial Loans.  Our commercial loan portfolio is comprised of operating secured and unsecured loans advanced for working capital, equipment purchases and other business purposes. Generally short‑term loans have maturities ranging from thirty days to one year, and “term loans” have maturities ranging from one to five years. Short‑term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating or fixed interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions.

Our factoring receivables portfolio is originated by Bay View Funding. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables is 35 days.

HBC’s commercial loans, except for the asset-based lending and the factored receivables at Bay View Funding, are primarily originated from locally‑oriented commercial activities in communities where HBC has a physical presence through its branch offices.

Commercial Real Estate Loans.  The commercial real estate (“CRE”) loan portfolio is comprised of loans secured by commercial real estate. These loans are generally advanced based on the borrower’s cash flow, and the underlying collateral provides a secondary source of payment. HBC generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. HBC offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to twenty‑five years and a balloon payment due at maturity); however, SBA and certain real estate loans that can be sold in the secondary market may be advanced for longer maturities. CRE loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

During the fourth quarter of 2016, the Company purchased $31.1 million of CRE loans on properties located primarily in the San Francisco Bay Area, with an average loan principal amount of approximately $1.8 million, and weighted average yield of 3.88%, net of servicing fees to the servicer.  At December 31, 2016, the purchased CRE loans outstanding totaled $31.0 million.

Construction Loans.  We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. We also make construction loans for homes built by owner occupants. The terms of commercial construction loans are made in accordance with our loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 70% loan‑to‑value ratio, as completed. Repayment of construction loans on non‑residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income‑producing property, repayment is usually expected from permanent financing upon completion of construction. At times we provide the permanent mortgage financing on our construction loans on income‑producing property. Construction loans are interest‑only loans during the construction period, which typically do not exceed 18 months. If HBC provides permanent financing the short‑term loan converts to permanent, amortizing financing following the completion of construction. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state‑certified or state‑licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the borrower may not be able to obtain permanent financing or ultimate sale or rental of the property may not occur as anticipated. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

SBA Loans. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. HBC has been designated as an SBA Preferred Lender. Our SBA loans fall into three categories, loans originated under the SBA’s 7a Program (“7a Loans”), loans originated under the SBA’s 504 Program (“504 Loans”) and SBA “Express” Loans. SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business. The SBA “Express” Loans or lines of credit are for businesses that want to improve cash flow, refinance debt, or fund improvements, equipment, or real estate. It features an abbreviated SBA application process and accelerated approval times, plus it can offer longer terms and lower down payment requirements than conventional loans.

SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

Home Equity Loans.  Our home equity line portfolio is comprised of home equity lines of credit to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we do not hold, and they are not covered by private mortgage insurance coverage.

Residential Mortgage Loans.   During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000, and weighted average yield of 3.00%, net of servicing fees to the servicer. Residential mortgage loans outstanding at December 31, 2016 totaled $52.9 million. HBC does not originate first trust deed home mortgage loans or home improvement loans, other than HELOCS.

Consumer Loans.  The consumer loan portfolio is composed of miscellaneous consumer loans including loans for financing automobiles, various consumer goods and other personal purposes. Consumer loans are generally secured. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Deposit Products

As a full-service commercial bank, we focus deposit generation on relationship accounts, encompassing non-interest bearing demand, interest bearing demand, and money market. In order to facilitate generation of non-interest bearing demand deposits, we require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit balances with us as a typical condition of granting loans. We also offer certificates of deposit and savings accounts. We offer a “remote deposit capture” product that allows deposits to be made via computer at the customer’s business location. We also offer customers “e-statements” that allows customers to receive statements electronically, which is more convenient and secure than receiving paper statements.

For customers requiring full Federal Deposit Insurance Corporation (“FDIC”) insurance on certificates of deposit in excess of $250,000, we offer the CDARS® program, which allows HBC to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. HBC also receives reciprocal deposits from other participating financial institutions.

Electronic Banking

While personalized, service-oriented banking is the cornerstone of our business plan, we use technology and the Internet as a secondary means for servicing customers, to compete with larger banks and to provide a convenient platform for customers to review and transact business. We offer sophisticated electronic or “internet banking” opportunities that permit commercial customers to conduct much of their banking business remotely from their home or business. However, our customers will always have the opportunity to personally discuss specific banking needs with knowledgeable bank officers and staff who are directly accessible in the branches and offices as well as by telephone and email.

HBC offers multiple electronic banking options to its customers. It does not allow the origination of deposit accounts through online banking, nor does it accept loan applications through its online services. All of the HBC’s electronic banking services allow customers to review transactions and statements, review images of paid items, transfer funds between accounts at HBC, place stop orders, pay bills and export to various business and personal software applications. HBC online commercial banking also allows customers to initiate domestic wire transfers and ACH transactions, with the added security and functionality of assigning discrete access and levels of security to different employees of the client and division of functions to allow separation of duties, such as input and release.

We also offer our internet banking customers an additional third party product designed to assist in mitigating fraud risk to both the customer and the Bank in internet banking and other internet activities conducted by the customer, at no cost to the customer.

Other Banking Services

We offer a multitude of other products and services to complement our lending and deposit services. These include cashier’s checks, bank by mail, night depositories, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online bill pay, homeowner association services, and other customary banking services. HBC currently operates ATMs at five different locations. In addition, we have established a convenient customer service group accessible by toll free telephone to answer questions and promote a high level of customer service. HBC does not have a trust department. In addition to the traditional financial services offered, HBC offers remote deposit capture, automated clearing house origination, electronic data interchange and check imaging. HBC continues to investigate products and services that it believes addresses the growing needs of its customers and to analyze other markets for potential expansion opportunities.

Investments

Our investment policy is established by the Board of Directors. The general investment strategies are developed and authorized by our Finance and Investment Committee of the Board of Directors. The investment policy is reviewed annually by the Finance and Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the investment policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, and to provide additional earnings when loan production is low. The policy dictates that investment decisions take into consideration the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors’ Finance and Investment Committee on a monthly basis.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda Contra Costa, and San Benito county region, the three counties within which the Company operates, the top three institutions are all multi‑billion dollar entities with an aggregate of 270 offices that control a combined 54.85% of deposit market share based on June 30, 2016 FDIC market share data. HBC ranks sixteenth with 0.99% share of total deposits based on June 30, 2016 market share data. These banks have, among other advantages, the ability to finance wide‑ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other large regional banks and local community banks, our competitors include savings institutions, securities and brokerage companies, asset management groups, mortgage banking companies, credit unions, finance and insurance companies, internet‑based companies, and money market funds. In recent years, we have also witnessed increased competition from specialized companies that offer wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Such innovation has, for example, made it possible for non‑depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery channels, including telephone and smart phones, mail, personal computer, ATMs, self‑service branches, and/or in‑store branches.

Strong competition for deposits and loans among financial institutions and non‑banks alike affects interest rates and other terms on which financial products are offered to customers. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues. Competition has also intensified due to Federal and state interstate banking laws enacted in the mid‑1990’s, which permit banking organizations to expand into other states. The relatively large and expanding California market has been particularly attractive to out of state institutions. The Gramm‑Leach‑Bliley Act of 1999 has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

In order to compete with the other financial service providers, the Company principally relies upon community‑oriented, personalized service, local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. Our “preferred lender” status with the Small Business Administration allows us to approve SBA loans faster than many of our competitors. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Item 1 — “Business — Correspondent Banks.”

Employees

Full-time equivalent employees were 263, 260, and 242 at December 31, 2016, 2015, and 2014, respectively.

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, and the DBO.

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

Heritage Commerce Corp

General.  As a bank holding company, HCC is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is subject to regulation and periodic examination by the Federal Reserve. HCC is also required to file with the Federal Reserve periodic reports of our operations and any additional information regarding HCC and its subsidiaries as the Federal Reserve may require.

HCC is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, HCC is subject to examination by, and may be required to file reports with, the DBO. The DBO approval may be required for certain mergers and acquisitions.

SEC and Nasdaq.  HCC’s stock is traded on the NASDAQ Global Select Market (under the trading symbol “HTBK”), and HCC is subject to rules and regulations of The NASDAQ Stock Market, including those related to corporate governance. HCC is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires HCC to file annual, quarterly and other current reports with the SEC. HCC is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act, the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the HCC’s common stock and short swing profits rules promulgated by the SEC under Section 16 of the Exchange Act, and certain additional reporting requirements by principal shareholders of HCC promulgated by the SEC under Section 13 of the Exchange Act.

The Sarbanes Oxley Act of 2002.  HCC is subject to the accounting oversight and corporate governance requirements of the Sarbanes‑Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including: (i) required executive certification of financial presentations; (ii) increased requirements for board audit committees and their members; (iii) enhanced disclosure of controls and procedures and internal control over financial reporting; (iv) enhanced controls over and reporting of insider trading; and (v) increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

Permitted Activities.  In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as “to be a proper incident thereto.”  We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in banking activities or the Federal Reserve determines that the activity is so closely related to banking as to be a proper incident to banking. The Federal Reserve’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broad range of additional activities that are: (i) financial in nature or incidental to such financial activities; or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company status and have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

The BHCA does not place territorial restrictions on permissible non‑banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Affiliate Transactions.  Transactions between banking subsidiaries and their affiliates are regulated by Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by HBC with, or for the benefit of, its affiliates including HCC. Generally, Sections 23A and 23B limit the extent to which HBC or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of HBC’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and requires those transactions to be on terms at least as favorable to HBC as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, any credit transactions with an affiliate must be secured by designated amounts of specified collateral.

Source of Strength Doctrine.  Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Dodd-Frank codified this policy as a statutory requirement. Under this requirement the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. Bank holding companies must stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting their subsidiary bank. A bank holding company’s failure to meet its source‑of‑strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source‑of‑strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHCA provides that in the event of a bank holding company’s bankruptcy any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Sound Banking Practices.  Bank holding companies and their non‑banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Acquisitions.  The BHCA, the Bank Merger Act, the California Financial Code and other federal and state statutes regulate acquisitions of commercial banks and other FDIC‑insured depository institutions. HCC must obtain the prior approval of the Federal Reserve before: (i) acquiring direct or indirect ownership control more than 5% of the voting stock of any FDIC‑insured depository institution or other bank holding company (unless we own a majority of such bank’s voting shares); (ii) acquiring all or substantially all of the assets of any bank or bank holding company; or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve is required for HBC to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC‑insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (“CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

HCC is also subject to the Change in Bank Control Act of 1978, as amended (the “Control Act”), and related Federal Reserve regulations, which provide that any person who proposes to acquire at least 10% (but less than 25%) of any class of a bank holding company’s voting securities is presumed to control the company (unless the company is not publicly held and some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of more than 25% of any class of a bank holding company’s voting securities or who proposes to acquire actual control must provide the Federal Reserve with at least 60 days prior written notice of the acquisition. The Federal Reserve may disapprove a proposed acquisition if: (i) it would result in adverse competitive effects; (ii) the financial condition of the acquiring person might jeopardize the target institution’s financial stability or prejudice the interests of depositors; (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public; or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve Board. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHCA is not subject to the Control Act notice requirements. Any company that proposes to acquire “control”, as those terms are defined in the BHCA and Federal Reserve regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve’s prior approval under the BHCA to become a bank holding company.

Tie‑in Arrangements.  Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie‑in arrangements in connection with the extension of credit. Thus, for example, HBC may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to HBC other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to HCC or HBC; or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Heritage Bank of Commerce

General.  As a California commercial bank whose deposits are insured by the FDIC, HBC is subject to regulation, supervision, and regular examination by the FDIC, the DBO and by the Federal Reserve as HBC’s primary Federal regulator. The regulations of these agencies govern most aspects of a bank’s business.

California banks are also subject to various federal statutes and regulations including Federal Reserve Regulation O, Federal Reserve Act Sections 23A and 23B and Regulation W and similar state statutes, which restrict or limit loans or extensions of credit to “insiders,” including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties.

Pursuant to the Federal Deposit Insurance Act, as amemded (“FDIA”), and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so‑called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well‑capitalized,” “well‑managed” and in satisfactory compliance with the CRA.

HBC is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2016, HBC was in compliance with the FHLB’s stock ownership requirement. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

HBC is a member of the Federal Reserve Bank (“FRB”) of San Francisco. As a member of the FRB, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as income.

Depositor Preference.  In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC, will have priority in payment ahead of unsecured, non‑deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to such insured depository institution.

Brokered Deposit Restrictions.  Well‑capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. HBC is eligible to accept brokered deposits without limitations.

Loans to One Borrower.  With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan loss, and any capital notes and debentures of the bank.

Loans to Directors, Executive Officers and Principal Shareholders.  The authority of HBC to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes‑Oxley Act. These statutes and regulations impose specific limits on the amount of loans HBC may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans HBC makes to directors and other insiders must satisfy the following requirements:

•	the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with HCC or HBC;
•	HBC must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with HCC or HBC; and
•	the loans must not involve a greater than normal risk of non‑payment or include other features not favorable to HBC.

Furthermore, HBC must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre‑approved by the HBC board of directors with the interested director abstaining from voting.

Community Reinvestment Act.  The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low‑and moderate‑income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” HBC had a CRA rating of “satisfactory” as of its most recent regulatory examination.

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC’s primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2016.

Customer Information Security.  The Federal Reserve and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. HBC has adopted a customer information security program to comply with such requirements.

Privacy. The Gramm-Leach-Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non‑affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information, except as provided in HBC’s policies and procedures. HBC has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of HBC.

Anti‑Money Laundering and the USA PATRIOT ACT.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti‑money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra‑territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high‑risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation.  The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. HCC and HBC are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

The Dodd‑Frank Wall Street Reform and Consumer Protection Regulation Act

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued through 2016 as modest recovery returned to many institutions in the banking sector. Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Regulation Act, as amended (“Dodd‑Frank”), which was enacted in 2010, are now effective and have been fully implemented, including: (i) revisions in the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; (ii) the permissibility of paying interest on business checking accounts; (iii) the removal of barriers to interstate branching; (iv) required disclosure and shareholder advisory votes on executive compensation; (v) final new capital rules; (vi) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities; and (vii) final rules and increased enforcement action by the Consumer Financial Protection Bureau.

Aspects of Dodd‑Frank are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial services industry more generally. However, certain provisions of Dodd‑Frank will significantly impact, or already are, affecting our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd‑Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We have and expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with statutory and regulatory requirements under Dodd‑Frank.

The Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd‑Frank commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve. HCC and HBC held no investment positions at December 31, 2016 or December 31, 2015, which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures HBC’s customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd‑Frank, the maximum deposit insurance amount has been permanently increased to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

As required by Dodd-Frank, the FDIC adopted a DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (i) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35% and removes the upper limit on the designated reserve ratio and consequently on the size of the fund; (ii) requires that the fund reserve ratio reach 1.35% by 2020; (iii) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35% and 1.50%; and (iv) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%. The FDIC has set a long-term goal of getting its reserve ratio up to 2.00% of insured deposits by 2027.

In 2016 our FDIC insurance assessment was $1.2 million. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of or market for our common stock.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation (“FICO”) bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The FICO assessment amount fluctuates quarterly, but was 0.0014% of average total assets less average tangible equity for the third quarter of 2016. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2016. Those assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

Capital Adequacy Requirements

Bank holding companies and banks are subject to similar regulatory capital requirements administered by state and federal banking agencies. The federal bank regulatory agencies revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd-Frank and to implement the international Basel Committee on Banking Supervision Basel III agreements (the “Basel III capital rules”). These requirements became effective on January 1, 2015, but many elements are being phased in over multiple future years. The risk-based capital guidelines for bank holding companies and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions”), require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse agreements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

Many of the requirements in the Basel III capital rules and other regulations and rules are applicable only to larger or internationally active institutions and not to all banking organizations, including institutions currently with less than $10 billion or assets, which includes the HCC and HBC.

Prior to January 1, 2015, the risk-based capital guidelines included a minimum required ratio of qualifying Tier 1 capital plus Tier 2 capital to total risk weighted assets of 8% or total risk‑based capital ratio, and a minimum required ratio of Tier 1 capital to total risk weighted assets of 4% or Tier 1 risk‑based capital ratio. The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for institutions having the highest regulatory rating, and 4% for all other institutions.

The Basel III capital rules: (i) introduced a new capital measure called “common equity Tier 1” and related regulatory capital ratio of common equity Tier 1 to risk‑weighted assets; (ii) specified that Tier 1 capital consists of common equity Tier 1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to common equity Tier 1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the Basel III capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated debt and a portion of the allowance for loan and lease losses, which in each case, are subject to new capital rules’ specific requirements.

Under the Basel III capital rules, the following were the initial minimum capital ratios applicable to HCC and HBC as of January 1, 2015:

•	4.5% common equity Tier 1 (as a subset of Tier 1) to risk‑weighted assets;
•	6.0% Tier 1 capital (common equity Tier 1 plus Additional Tier 1 capital) to risk‑weighted assets;
•	8.0% total capital (Tier 1 capital plus Tier 2 capital) to risk‑weighted assets; and
•	4.0% Tier 1 non-risk based leverage ratio.

The Basel III capital rules also introduced a new “capital conservation buffer,” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and will be phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Thus, when fully phased‑in on January 1, 2019, HCC and HBC will be required to maintain this additional capital conservation buffer of 2.5% of common equity Tier 1, resulting in the following minimum capital ratios:

•	7.0% common equity Tier 1 to risk weighted assets;
•	8.5% Tier 1 capital to risk weighted assets;
•	10.5% total capital to risk weighted assets; and
•	4.0% Tier 1 non-risk based leverage ratio.

The Basel III capital rules provide for a number of deductions from and adjustments to common equity Tier 1. These include, for example, the requirement that: (i) mortgage servicing rights; (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non‑consolidated financial entities be deducted from common equity Tier 1 to the extent that any one such category exceeds 10% of common equity Tier 1 or all such items, in the aggregate, exceed 15% of common equity Tier 1. Implementation of the deductions and other adjustments to common equity Tier 1 began on January 1, 2015 and will be phased‑in over a four‑year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures.

In 2015, HCC and HBC made a one‑time election as permitted under the Basel III capital rules to continue the current capital standards under which the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, unrealized gains or losses on securities held in the available‑for‑sale portfolio) under U.S. GAAP are excluded for the purposes of determining regulatory capital ratios. HCC and HBC made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available‑for‑sale securities portfolio.

Based on existing capital levels at December 31, 2016, HCC and HBC meet all capital adequacy requirements under the Basel III capital rules on a fully phased‑in basis.

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

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to “critically undercapitalized” banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Capital Resources.

Consumer Compliance and Fair Lending Laws

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state‑law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

Dodd‑Frank created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The Federal Reserve has primary responsibility for examination of HBC and enforcement with respect to federal consumer protection laws so long as HBC has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as HBC, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

The consumer protection provisions of Dodd‑Frank and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in Dodd‑Frank, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, Dodd‑Frank provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. Dodd‑Frank does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were changed when the Basel III capital rules became effective in 2015. Under the new rules, a financial institution will be: (i) “well capitalized” if the institution has a total risk‑based capital ratio of 10.0% or greater, a Tier 1 risk‑based capital ratio of 8.0% or greater, common equity Tier 1 capital ratio of 6.5% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk‑based capital ratio of 8.0% or greater, a Tier 1 risk‑based capital ratio of 6.0% or greater, common equity Tier 1 capital ratio of 4.5% or greater, and a leverage ratio of 4.0% or greater; (iii) “undercapitalized” if the institution has a total risk‑based capital ratio that is less than 8.0%, a Tier 1 risk‑based capital ratio of less than 6.0%, common equity Tier 1 capital ratio of less than 4.5%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk‑based capital ratio of less than 6.0%, a Tier 1 risk‑based capital ratio of less than 4.0%, common equity Tier 1 capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity (defined as Tier 1 capital plus non‑Tier 1 perpetual preferred stock) is equal to or less than 2.0% of average quarterly tangible assets. As of December 31, 2016, both HCC and HBC were deemed to be well capitalized for regulatory purposes.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

If, as a result of an examination the DBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of HBC’s operations are unsatisfactory or that HBC or its management is violating or has violated any law or regulation, the DBO and the Federal Reserve, and separately the FDIC as insurer of the HBC’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;
•

direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude HBC from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	restrict HBC’s growth geographically by products and services or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;
•

enter into or issue informal or formal enforcement actions, including required board of directors’ resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	require prior approval of senior executive officer or director changes, remove officers and directors and assess civil monetary penalties; and
•	take possession of and close and liquidate HBC or appoint the FDIC as receiver.

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

HBC is a legal entity that is separate and distinct from its holding company. HCC receives cash through dividends paid by HBC. Future cash dividends by HBC will depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. The ability of the Board of Directors of HBC to declare a cash dividend to HCC is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where this test is not met, cash dividends may still be paid, with the prior approval of the DBO in an amount not exceeding the greatest of: (i) retained earnings of the bank; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. A California bank may also with the prior approval of the DBO and approval of the bank’s shareholders distribute a dividend in connection with a reduction of capital of the bank. If the DBO determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DBO may order the bank not to pay the dividend. Since HBC is a FDIC insured institution, it is also possible, depending upon its financial condition and other factors that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

The California General Corporation Law prohibits HCC from making distributions, including dividends, to holders of its common stock or preferred stock unless either of the following tests are satisfied: (i) the amount of retained earnings immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) any cumulative dividends in arrears on all shares having a preference with respect to the payment of dividends over the class or series to which the applicable distribution is being made; or (ii) immediately after the distribution, the value of HCC’s consolidated assets would equal or exceed the sum of its total liabilities, plus the amounts that would be payable to satisfy the preferential rights of other shareholders upon a dissolution that are superior to the rights of the shareholders receiving the distribution.

Stock Redemptions and Repurchases

It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the factors discussed previously under “Dividends”. The risk‑based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, either through acquisitions or through new activities, also generally must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

Regulation Y requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10% or more the holding company’s consolidated net worth aggregated over the preceding 12‑month period.

Incentive Compensation

Dodd‑Frank requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive‑based payment arrangements at specified regulated entities, including HCC and HBC, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive‑based compensation arrangements. The agencies have proposed such regulations, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The proposed regulations apply to incentive compensation paid to “covered persons” at covered financial institutions, including executive officers, employees, directors and principal shareholders (those who own 10% or more of the institution’s shares). The proposed regulations prohibit a covered financial institution from creating or maintaining an incentive‑based compensation arrangement that encourages inappropriate risks by providing a covered person either: (i) with excessive compensation; or (ii) with incentive‑based compensation that could lead to material financial loss to the financial institution. Under the proposed regulations incentive‑based compensation is excessive if amounts paid are unreasonable or disproportionate to the services provided by the covered person taking into consideration factors listed in the regulations, including the financial condition of the covered financial institution and practices at comparable institutions. A compensation arrangement would be considered able to lead to material financial loss unless, it: (i) balances risk and financial reward (for example by using deferral of payment); (ii) is compatible with effective controls and risk management; and (iii) is supported by strong corporate governance. Under the proposed regulations covered financial institutions must also maintain policies and procedures governing the award of incentive‑based compensation in line with the institution’s size, complexity and business activities and the scope and nature of its use of incentive‑based compensation.

The Federal Reserve and FDIC have also issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk‑taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk‑focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company to hire, retain and motivate key employees.

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

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short‑term and long‑term interest rates, the prevailing yield curve, inflation, unemployment levels, monetary policy, consumer confidence and spending, political issues, legislative and regulatory changes, broad trends in industry and finance, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular, all of which are beyond the Company’s control. While there are signs of economic conditions improving, the U.S. budget deficit and uncertainty in European economies underline that the economy remains uncertain. Business activity across a wide range of industries and regions is greatly affected. Financial institutions continue to be affected by long‑term unemployment and underemployment rates and a stricter regulatory environment. While our market areas have not experienced the same degree of challenge in unemployment as other areas, the effects of these issues have trickled down to households and businesses in our markets. In view of the concentration of our operations and the collateral securing our loan portfolio in the southern and eastern regions of the general San Francisco Bay Area of California, we may be particularly susceptible to adverse economic conditions in the State of California. There can be no assurance that the recent economic improvement is sustainable and credit worthiness of our borrowers will not deteriorate. Deterioration in economic conditions could result in an increase in loan delinquencies and non‑performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could adversely impact on our financial condition and results of operations.

Additional requirements imposed by Dodd-Frank and related regulation could adversely affect us.

Dodd-Frank imposed additional regulatory requirements including the following:

•

the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;
•	additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations, revisions in FDIC insurance assessments; and
•	the creation of new regulatory bodies, such as the Bureau of Consumer Financial Protection and the Financial Services Oversight Counsel.

Some of the provisions remain subject to final rulemaking and/or implementation. Accordingly, we cannot fully assess its impact on our operations and costs.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations. We may also be required to invest significant management attention and resources to evaluate and make changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

New capital and liquidity standards adopted by the U.S. banking regulators have resulted in banks and bank holding companies needing to maintain more and higher quality capital than has historically been the case.

New capital standards, both as a result of Dodd-Frank and the U.S. Basel III capital rules have had a significant effect on banks and bank holding companies. The Basel III capital rules require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. For additional information, see “Capital Adequacy Requirements” under Part I, Item 1 “Business.”

The need to maintain more and higher quality capital going forward than historically has been required, and generally increased regulatory scrutiny with respect to capital levels, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets, the capital requirements for which are not justified by the assets’ underlying risks.

We are subject to extensive government regulation that could limit or restrict our activities which in turn may adversely impact our ability to increase our assets and earnings.

The banking industry is subject to extensive federal and state regulation.  We are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DBO and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our common stock, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. As a result of the negative financial market and general economic trends, there is a potential for new federal or state laws and regulation regarding lending and funding practices and liquidity standards. Bank regulatory agencies have been and are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business, business, results of operations and financial condition.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network (a bureau of the U.S. Department of Treasury) is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, results of operations and financial condition.

Increased deposit insurance costs and changes in deposit regulation may adversely affect our results of operations.

As a result of recent economic conditions and the enactment of Dodd Frank, the FDIC has increased the deposit insurance assessment rates in recent years and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional banks or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach.

Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Market and Business

Our profitability is dependent upon the economic conditions of the markets in which we operate.

We operate primarily in Santa Clara County, Contra Costa County, Alameda County, and San Benito County and, as a result, our financial condition and results of operations are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify our credit risks across multiple markets.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Fluctuations in interest rates may negatively impact our banking business and may weaken demand for some of our products. Our earnings and cash flows are largely dependent on net interest income, which is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities. Interest rates are volatile and highly sensitive to many factors that are beyond our control, such as economic conditions and policies of various governmental and regulatory agencies, and, in particular the monetary policy of the Federal Open Market Committee of the Federal Reserve System (“FOMC”). In recent years, it has been the policy of the FOMC and the U.S. Treasury to maintain interest rates at historically low levels through its targeted Federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The average yield on our interest-earning assets has decreased during the recent low interest rate environment. If a low interest rate environment persists, our net interest income may further decrease. This would be the case because our ability to lower our interest expense has been limited at these interest rate levels, while the average yield on our interest-earning assets has continued to decrease. Moreover, as interest rates begin to increase, if our floating rate interest-earning assets do not reprice faster than our interest-bearing liabilities in a rising rate environment, our net interest income could be adversely affected. If our net interest income decreases, this could have an adverse effect on our profitability, including the value of our investments.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but also our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate and investment securities, on our balance sheet. We may incur debt in the future and that debt may also be sensitive to interest rates.

The cost of our deposits is largely based on short-term interest rates, the level of which is driven primarily by the FOMC’s actions. However, the yields generated by our loans and securities are often difficult to re-price and are typically driven by longer-term interest rates, which are set by the market or, at times, the FOMC’s actions, and vary over time. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. If the interest rates paid on our deposits and other borrowings increase at a faster pace than the interest rates on our loans and other investments, our net interest income may decline and, with it, a decline in our earnings may occur. Our net interest income and earnings would be similarly affected if the interest rates on our interest-earning assets declined at a faster pace than the interest rates on our deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition or results of operations.

Changes in interest rates can also affect the level of loan refinancing activity, which impacts the amount of prepayment penalty income we receive on loans we hold. Because prepayment penalties are recorded as interest income when received, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time. A decrease in our prepayment penalty income resulting from any change in interest rates or as a result of regulatory limitations on our ability to charge prepayment penalties could therefore adversely affect our net interest income, net income or results of operations.

Changes in interest rates can also affect the slope of the yield curve. A decline in the current yield curve or a flatter or inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, as well as the value of our assets. An inverted yield curve may also adversely affect the yield on investment securities by increasing the prepayment risk of any securities purchased at a premium. A flattening or inversion of the yield curve or a negative interest rate environment in the United States could create downward pressure on our net interest margin.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. As of December 31, 2016, 55% of our loans were advanced to our customers on a variable or adjustable-rate basis and another 45% of our loans were advanced to our customers on a fixed-rate basis. We do not use derivative instruments to swap our economic exposure to a variable-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for loan and lease losses, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, a decrease in interest rates could negatively impact our margins and profitability.

The prohibition restricting depository institutions from paying interest on demand deposits, such as checking accounts, was repealed effective on July 21, 2011 as part of Dodd-Frank. Current interest rates for this product are very low because of current market conditions and, so far, the impact of the repeal has not been significant to us. However, we do not know what market rates will eventually be and, therefore, we cannot estimate at this time the long-term impact of the repeal on our interest expense on deposits. If we need to offer higher interest rates on checking accounts to maintain current clients or attract new clients, our interest expense will increase, perhaps materially. Furthermore, if we fail to offer interest in a sufficient amount to keep these demand deposits, our core deposits may be reduced, which would require us to obtain funding in other ways or risk slowing our future asset growth.

We are subject to liquidity risk that may affect our ability to meet our obligations and grow our business.

Liquidity risk is the risk that we will not be able to meet our obligations, including financial commitments, as they come due and is inherent in our operations. This risk can increase due to a number of factors, including an over-reliance on a particular source of funding (including, for example, short-term and overnight funding) or market-wide phenomena such as market dislocation and major disasters. Like many banking companies, we rely on customer deposits to meet a considerable portion of our funding, and we continue to seek customer deposits to maintain this funding base. We obtain deposits directly from our commercial customers.  In the past, we have obtained deposits from and “brokered deposits” through third parties that offer our deposit products to their customers. As of December 31, 2016, we had $2.26 billion in direct deposits, $9.4 million in deposits originated through the CDARS program, and no deposits originated through brokerage firms. A key part of our liquidity plan and funding strategy is to expand our direct deposits as a source of funding. However, these deposits are subject to potentially dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by customers in us or the banking sector generally, customer perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for retail or corporate customer deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current or attract additional deposits.

Competition among U.S. banks for customer deposits is intense, may increase the cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing accounts earn interest at rates established by management based on competitive market factors. Maintaining and attracting new deposits is integral to our business and a major decline in deposits or failure to attract deposits in the future, including any such decline or failure related to an increase in interest rates paid by our competitors on interest-bearing accounts, could have an adverse effect on our results of operations and financial condition. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products. An inability to grow, or any material decrease in, our deposits could have a material adverse effect on our cost of funds and our ability to satisfy our liquidity needs. Maintaining a diverse and appropriate funding strategy remains challenging.

Our results of operations may be adversely affected by other than temporary impairment charges relating to our securities portfolio.

We may be required to record future impairment charges on our securities if they suffer declines in value that we consider other than temporary. Numerous factors, including the lack of liquidity for sales of certain securities, the absence of reliable pricing information for securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our securities portfolio and results of operations in future periods. Significant impairment accounting charges could also negatively impact our regulatory capital ratios.

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

An important feature of our credit risk management system is our use of an internal credit risk rating and control system through which we identify, measure, monitor and mitigate existing and emerging credit risk of our customers. As this process involves detailed analysis of the customer or credit risk, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising their judgment, our employees may not always be able to assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating and control system. Although our management seeks to address possible credit risk proactively, it is possible that the credit risk rating and control system will not identify credit risk in our loan portfolio and that we may fail to manage credit risk effectively. As a result of movements in watch and substandard loans during fiscal year 2016, it is possible that loans on such status will result in future charge-offs.

Some of our tools and metrics for managing credit risk and other risks are based upon our use of observed historical market behavior and assumptions. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rates and other market risks, predicting losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur, or if our model assumptions prove incorrect. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated.

Our allowance for loan losses may not be adequate to cover actual loan losses which could adversely affect our earnings.

We maintain an allowance for loan losses for probable incurred losses in the portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance.

In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as non‑performing or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral (most of which consists of real estate), and changes in the financial condition of borrowers, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge‑offs, net of recoveries. Any such additional provisions for loan losses or charge‑offs, as required by these regulatory agencies, could have a material adverse effect on our business, results of operations and financial condition.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held‑to‑maturity debt securities. The update amends the accounting for credit losses on available‑for‑sale securities, whereby credit losses will be presented as an allowance as opposed to a write‑down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2016, nonperforming loans were 0.20% of the total loan portfolio and nonperforming assets were 0.13% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or losses. A significant increase in the level of nonperforming assets from current levels would increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

The small to medium‑sized businesses to which we lend may have fewer financial resources to weather a downturn in the economy which could materially harm our operating results and financial condition.

We serve the banking and financial services needs of small and medium‑sized businesses. Small to medium‑sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand and compete and may experience significant volatility in operating results. Any one or more of these factors may impair a borrower’s ability to repay a loan. In addition, the success of a small to medium‑sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause us to incur substantial credit losses that could negatively affect our results of business, results of operations and financial condition.

We may suffer losses in our loan portfolio despite our underwriting practices.

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan loss.

Our loan portfolio has a large concentration of real estate loans in California which involve risks specific to real estate values.

A downturn in our real estate markets in California could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial, land development and construction, and purchased residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2016, approximately $878.6 million, or 59% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. Included in the $878.6 million of loans secured by real estate were $430.9 million (or 49%) of owner‑occupied loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters particular to California. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values including values of land held for development decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our customers are reliant on the economic and financial health of their customers.  Should their customers, individually or collectively, experience economic or financial distress, for whatever reason, including but not limited to a general downturn in the economy, it could negatively impact our customers’ ability to meet the terms and conditions of their loan obligations to the Bank.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2016, land and construction loans, including land acquisition and development totaled $81.0 million or 5% of our loan portfolio. This amount was comprised of 16% owner occupied and 84% non‑owner occupied construction and land loans. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take‑out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan‑to‑value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

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

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. Recently there have been concerns about commercial real estate lending and underwriting expressed by the agencies along with historical concerns that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Our lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. If our risk management practices with regard to this portion of our portfolio are found to be deficient, it could result in increased reserves and capital costs or a need to reduce this type of lending which could negatively impact earnings.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2016, commercial loans totaled $604.3 million or 40% of our loan portfolio, (including SBA guaranteed loans and factored receivables). Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

We depend on cash dividends from our subsidiary bank to pay cash dividends to our shareholders and to meet our cash obligations.

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to pay cash dividends on our common and preferred stock and other obligations. Various statutory provisions restrict the amount of dividends HBC can pay to HCC without regulatory approval. See “Item 1 — Business — Supervision and Regulation — Dividends.”

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

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of the business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, maintaining proper system and controls, and recruiting, training and retaining qualified professionals.

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

There is risk related to acquisitions.

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

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete.

While our management is experienced in acquisition strategy and implementation, acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

In addition, we must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state bank‑regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti‑money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult as a result of the financial crisis, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

Although we have historically shown the ability to grow organically as well as through acquisition, our ability to grow may be limited if we cannot make acquisitions.

Issuing additional shares of our common stock to acquire other banks and bank holding companies may result in dilution for existing shareholders and may adversely affect the market price of our stock.

In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks or bank holding companies that may complement our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks or bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

We may experience goodwill impairment.

If our estimates of segment fair value change due to changes in our businesses or other factors, we may determine that impairment charges on goodwill recorded as a result of acquisitions are necessary. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the fair value of the Company declines, we may need to recognize goodwill impairment in the future which would have a material adverse effect on our results of operations and capital levels.

Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value. There is no assurance that the acquired loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge‑offs in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

We have a significant deferred tax asset and cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2016, we had a net deferred tax asset of $25.1 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

We currently hold a significant amount of company-owned life insurance.

At December 31, 2016, we held company-owned life insurance (“COLI”) on current and former senior employees and executives, with a cash surrender value of $59.1 million, as compared with a cash surrender value of $60.0 million at December 31, 2015. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would materially impact earnings adversely.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and liquidity of other financial institutions. Financial institutions are often interconnected as a result of trading, clearing, counterparty, or other business relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Defaults by financial services institutions, even rumors or questions about one or more financial institutions or the financial services industry in general, could lead to market wide liquidity problems and further, could lead to losses or defaults by the Company or other institutions. Many of these transactions expose us to credit risk in the event of default of the applicable counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our financial condition.

We face strong competition from financial service companies and other companies that offer banking services.

We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including larger commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit gathering services offered by us. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to offer competitive products and services, our business may be negatively affected. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions or are not subject to increased supervisory oversight arising from regulatory examinations. As a result, these non‑bank competitors have certain advantages over us in accessing funding and in providing various services.

We anticipate intense competition will continue for the coming year due to the recent consolidation of many financial institutions and more changes in legislature, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. We expect we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the small business segment and the mass‑affluent segment, which offers a rich source of deposits as well as more profitable and less risky customer relationships. Further, with the rebound of the equity markets our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non‑bank service providers. The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, results of operations and financial condition.

Loans that we make through certain federal programs are dependent on the federal government’s continuation and support of these programs and on our compliance with their requirements.

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

The financial services industry is undergoing technological changes with frequent introductions of new technology driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner through association with leading technology vendors. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology‑driven products and services or be successful in marketing these products and services to our customers. If we are unable to make such investments, or we are unable to respond to technological changes in a timely manner, our operating costs may increase which could adversely affect our business, results of operations and financial condition.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity‑related incidents could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution we are susceptible to fraudulent activity, information security breaches and cybersecurity‑related incidents that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, online banking, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity‑related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber‑attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber‑attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity‑related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our customers is maintained and transactions are executed on the networks and systems of ours, our customers and certain of our third party partners, such as our online banking or core systems. The secure maintenance and transmission of confidential information as well as execution of transactions over these systems are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent, incidental, cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees.  Furthermore, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. We may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security breaches, such as replacing cards associated with compromised card accounts.

In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third‑party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions as well as the technology used by our customers to access our systems. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber‑attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber‑related problems could inhibit the use or growth of electronic or web‑based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

We could be liable for breaches of security in our online banking services. Fear of security breaches (including cybersecurity breaches) could limit the growth of our online services.

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attacks are rapidly evolving (including computer viruses, malicious code, phishing or other information security breaches), and we may not be able to anticipate or prevent all such attacks, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals, groups or sovereign countries may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test our security), failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact our reputation, and could have an adverse effect on our business, results of operations and financial condition. We may not be insured against all types of losses as a result of breaches and insurance coverage may be inadequate to cover all losses resulting from breaches of security. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

We rely on communications, information, operating and financial control systems technology from third-party service providers.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including customer relationship management, internet banking, website, general ledger, deposit, loan servicing and wire origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, internet banking, website, general ledger, deposit, loan servicing and/or wire origination systems.

We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The Company may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our customers and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to U.S. GAAP (or other applicable accounting standards in foreign markets) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition, results of operations, financial reporting or reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

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

If the models that management uses for interest rate risk and asset‑liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge‑offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

We may incur fines, penalties and other negative consequences from regulatory violations, which are possibly inadvertent or unintentional violations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, but there can be no assurance that these will be effective. We may incur fines, penalties and other negative consequences from regulatory violations. We may suffer other negative consequences resulting from findings of noncompliance with laws and regulations, that may also damage our reputation, and this in turn might materially affect our business and results of operations.

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

In the course of our business, when a borrower defaults on a loan secured by real property, we generally purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of properties when owners have defaulted on loans. While we have guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, manage or occupy and unknown hazardous risks could impact the value of real estate collateral. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean‑up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and exceed the value of the property. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, business, results of operations and financial condition could be adversely affected.

We are subject to a variety of operational risks, the manifestation of any one of which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders and the risk of unauthorized transactions or operational errors by employees, including clerical or record‑keeping errors or errors resulting from faulty or disabled computer or telecommunications systems.

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

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Item 1. Business—Supervision and Regulation—Incentive Compensation.” The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•

changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community generally or relating to our reputation, our operations, our market area, our competitors or the financial services industry in general;
•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
•	actions by institutional investors;
•	fluctuations in the stock price and operating results of our competitors;
•	future sales of our equity, equity related or debt securities;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us;
•	trading activities in our common stock, including short selling;
•	deletion from well-known index or indices;
•	domestic and international economic factors unrelated to our performance; and
•	general market conditions and, in particular, developments related to market conditions for the financial services industry.

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the Nasdaq, its trading volume is generally less than that of other, larger financial services companies, and investors are not assured that a liquid market will exist at any given time for our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace at any given time of willing buyers and sellers of our common stock. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

There are also various regulatory restrictions on the ability of HBC to pay dividends or make other payments to HCC in particular, federal and state banking laws regulate the amount of dividends that may be paid by HBC without prior approval.

Dodd-Frank requires federal banking agencies to establish more stringent risk-based capital guidelines and leverage limits applicable to banks and bank holding companies. In July 2013, the federal banking regulators issued final rules, which, among other things, are intended to implement in the United States the Basel Committee on Banking Supervision’s regulatory capital guidelines, including the reforms known as Basel III. The Basel III capital rules issued by the Federal Reserve provide that distributions (including dividend payments and redemptions) on additional Tier 1 capital instruments may only be paid out of net income, retained earnings, or surplus related to other additional Tier 1 capital instruments. The Basel III capital rules also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on HCC’s ability to make dividend payments, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of HBC to pay dividends to HCC and, in turn, affect HCC’s ability to pay dividends on the HCC common stock.

The Federal Reserve may also, as a supervisory matter, otherwise limit HCC’s ability to pay dividends on the HCC common stock.

In addition, the HCC common stock may be fully subordinate to interests held by the U.S. government in the event of a receivership, insolvency, liquidation, or similar proceeding, including a proceeding under the “orderly liquidation authority” provisions of Dodd-Frank.

Federal and state law may limit the ability of another party to acquire us, which could cause the price of our securities to decline.

Federal law prohibits a person or group of persons “acting in concert” from acquiring “control” of a bank holding company unless the Federal Reserve has been given 60 days prior written notice of such proposed acquisition and within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank or bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the Federal Reserve under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of any class of voting stock, or such lesser number of shares as may constitute control.

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

We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or represent the right to receive shares of common stock. We frequently evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations and, subject to market conditions, we may take further capital actions. Such actions could include, among other things, the issuance of additional shares of common stock or other securities in public or private transactions in order to further increase our capital levels above the requirements for a “well-capitalized” institution established by the federal bank regulatory agencies as well as other regulatory targets. These issuances could dilute ownership interests of investors and could dilute the per share book value of our common stock.

We issue stock options and shares of restricted stock to officers and other employees under the Company's compensation programs which may have a dilutive effect on holders of our common stock.

The Company issues stock options and restricted stock to its officers and other employees in accordance with its equity plans approved by the shareholders. The exercise of stock options and the issuance of restricted stock under the Company's compensation program may dilute the ownership interests of existing holders of our common stock, and any sales in the public market of any shares of our common stock issuable upon exercise or vesting of restricted stock could adversely affect the prevailing market price of our common stock.

The issuance of shares of preferred stock could adversely affect holders of common stock, which may negatively impact an investment in our securities.

Our board of directors is authorized to issue classes or series of preferred stock without any action on the part of the shareholders, except in certain circumstances. Our board of directors also has the power, without shareholder approval except in certain circumstances, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, then the rights of holders of the common stock or the market price of the common stock could be adversely affected.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

The main and executive offices of HCC and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 387 Diablo Road in Danville, California 94526, at 3137 Stevenson Boulevard in Fremont, California 94538, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 419 S. San Antonio Road in Los Altos, California 94022, at 333 W. El Camino Real in Sunnyvale, California 94087, and at 351 Tres Pinos Road in Hollister, California 95023. Bay View Funding’s administrative offices are located at 2933 Bunker Hill Lane, Santa Clara, CA 95054.

Main Offices

The main office of HBC is located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen‑story Class‑A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2020. The current monthly rent payment is $108,063 with annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In January of 1997, the Company leased approximately 1,255 square feet (referred to as the “Kiosk”) located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment is $3,815 with annual increases of 3% until the lease expires on May 31, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In June of 2015, the Company amended its primary lease at 150 Almaden Boulevard in San Jose, California to include 4,484 square feet of expansion space in a five‑story Class‑B type office building located at 100 W. San Fernando Street, San Jose, California, adjacent to the main office. The current monthly rent payment is $11,075 with 3% annual increases until the lease expires on May 31, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one‑story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In June of 2008, the Company leased approximately 5,213 square feet on the first floor in a two‑story multi‑tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $27,576 and is subject to annual increases of 3% until the lease expires on April 30, 2018. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In September of 2010, the Company extended its lease for approximately 4,096 square feet in an one‑story stand‑alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $17,118 and is subject to annual increases of 3% until the lease expires on October 31, 2017.

In September of 2012, the Company leased, effective March 1, 2013, approximately 3,172 square feet in an one‑story multi‑tenant multi‑use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $7,676 and is subject to annual increases of 3% until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of four years and another additional period of three years.

In June of 2013, the Company leased approximately 3,022 square feet on the first floor of a three‑story multi‑tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $12,385 and is subject to annual increases of 3% until the lease expires on May 31, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In October of 2013, the Company extended its lease for approximately 1,920 square feet in a one story stand‑alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $6,189 and is subject to annual increases of 3% until the lease expires on November 30, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In April of 2014, the Company leased approximately 3,391 square feet in a multi‑tenant commercial center located at 351 Tres Pinos in Hollister, CA. The current monthly rent payment is $4,497 and is subject to annual increases of 3% until the lease expires on June 30, 2019. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2014, the Company extended its lease for approximately 3,850 square feet on the first floor in a four story multi‑tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $14,296 and is subject to 3% annual increases until the lease expires on August 15, 2021. In addition, the Company modified its lease to include 1,461 square feet of expansion space. The current monthly rent for the expansion space is $4,412 and is subject to annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In August of 2014, the Company amended and extended its lease at 18625 Sutter Boulevard in Morgan Hill, California to include approximately 4,716 square feet in a one story multi‑tenant office building located. The current monthly rent payment is $6,113 with annual increases of 2% until the lease expires on October 31, 2021. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In September of 2016, the Company leased approximately 2,505 square feet on the first floor in a three‑story multi‑tenant multi‑use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,260 until the lease expires on September 30, 2019. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

Bay View Funding Office

In July 15, 2016, Bay View Funding leased approximately 7,440 square feet in a two‑story multi‑tenant office building located at 2933 Bunker Hill Lane, Santa Clara, CA 95054. The current monthly rent payment is $25,296 until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of two years.

For additional information on operating leases and rent expense, refer to Note 7 to the Consolidated Financial Statements following “Item 15 — Exhibits and Financial Statement Schedules.”

ITEM 3 — LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “HTBK.”

The information in the following table for 2016 and 2015 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price		Dividend
Quarter	High	Low	Per Share
Year ended December 31, 2016:
Fourth quarter	$14.46	$10.71	$0.09
Third quarter	$11.90	$10.20	$0.09
Second quarter	$10.97	$9.80	$0.09
First quarter	$11.55	$9.04	$0.09

Year ended December 31, 2015:
Fourth quarter	$12.25	$10.28	$0.08
Third quarter	$11.83	$9.45	$0.08
Second quarter	$9.75	$8.75	$0.08
First quarter	$9.14	$8.21	$0.08

The closing price of our common stock on February 15, 2017 was $14.27 per share as reported by the NASDAQ Global Select Market.

As of February 15, 2017, there were approximately 613 holders of record of common stock. There are no other classes of common equity outstanding.

Dividend Policy

The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors on a quarterly basis. It is Federal Reserve policy that bank holding companies generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Federal Reserve policy that bank holding companies not maintain dividend levels that undermine the holding company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the federal Prompt Corrective Action regulations, the Federal Reserve or the FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as undercapitalized.

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

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on HBC to pay dividends to HCC see “Item 1 — Business — Supervision and Regulation — Dividends.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,719,091 (1)	$9.79	601,765 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Consists of 875,450 options to acquire shares under the Company’s Amended and Restated 2004 Equity Plan and 843,641 options to acquire shares under the Company’s 2013 Equity Incentive Plan.
(2)	Available under the Company’s 2013 Equity Incentive Plan.

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2011 to February 10, 2017, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

The following chart compares the stock performance of the Company from December 31, 2011 to February 10, 2017, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	02/10/17
Heritage Commerce Corp *	100	143	173	189	252	304	292
S&P 500 *	100	112	146	166	163	178	184
NASDAQ - Total US*	100	114	160	185	192	207	220
NASDAQ Bank Index*	100	114	161	166	176	238	236

*Source: SNL Financial Bank Information Group — (434) 977‑1600

ITEM 6 — SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto following Item 15 — Exhibits and Financial Statement Schedules.

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$94,431	$78,743	$59,256	$52,786	$52,565
Interest expense	3,211	2,422	2,153	2,600	4,187
Net interest income before provision for loan losses	91,220	76,321	57,103	50,186	48,378
Provision (credit) for loan losses	1,237	32	(338)	(816)	2,784
Net interest income after provision for loan losses	89,983	76,289	57,441	51,002	45,594
Noninterest income	11,625	8,985	7,746	7,214	8,865
Noninterest expense	57,639	58,673	44,222	40,470	39,061
Income before income taxes	43,969	26,601	20,965	17,746	15,398
Income tax expense	16,588	10,104	7,538	6,206	5,489
Net income	27,381	16,497	13,427	11,540	9,909
Dividends and discount accretion on preferred stock	(1,512)	(1,792)	(1,008)	(336)	(1,206)
Net income available to common shareholders	25,869	14,705	12,419	11,204	8,703
Less: undistributed earnings allocated to Series C Preferred Stock	(1,278)	(912)	(1,342)	(1,687)	(1,527)
Distributed and undistributed earnings allocated to common shareholders	$24,591	$13,793	$11,077	$9,517	$7,176

PER COMMON SHARE DATA:
Basic net income(1)	$0.72	$0.48	$0.42	$0.36	$0.27
Diluted net income(2)	$0.72	$0.48	$0.42	$0.36	$0.27
Book value per common share(3)	$6.85	$7.03	$6.22	$5.84	$5.71
Tangible book value per common share(4)	$5.46	$5.35	$5.60	$5.78	$5.63
Pro forma book value per common share assuming Series C
Preferred Stock was converted into common stock(5)	$—	$6.51	$5.74	$5.43	$5.32
Pro forma tangible book value per share, assuming Series C
Preferred Stock was converted into common stock(6)	$—	$5.07	$5.23	$5.38	$5.25
Dividend payout ratio(7)	49.77%	65.09%	42.88%	16.60%	N/A
Weighted average number of shares outstanding — basic	33,933,806	28,567,213	26,390,615	26,338,161	26,303,245
Weighted average number of shares outstanding — diluted	34,219,121	28,786,078	26,526,282	26,386,452	26,329,336
Common shares outstanding at period end	37,941,007	32,113,479	26,503,505	26,350,938	26,322,147
Pro forma common shares outstanding at period end, assuming Series C
Preferred Stock was converted into common stock(8)	—	37,714,479	32,104,505	31,951,938	31,923,147

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$630,599	$494,390	$301,697	$376,021	$419,384
Net loans	$1,483,518	$1,339,790	$1,070,264	$895,749	$793,286
Allowance for loan losses	$19,089	$18,926	$18,379	$19,164	$19,027
Goodwill and other intangible assets	$52,614	$54,182	$16,320	$1,527	$2,000
Total assets	$2,570,880	$2,361,579	$1,617,103	$1,491,632	$1,693,312
Total deposits	$2,262,140	$2,062,775	$1,388,386	$1,286,221	$1,479,368
Subordinated debt	$—	$—	$—	$—	$9,279
Short-term borrowings	$—	$3,000	$—	$—	$—
Total shareholders’ equity	$259,850	$245,436	$184,358	$173,396	$169,741

SELECTED PERFORMANCE RATIOS:(9)
Return on average assets	1.13%	0.86%	0.88%	0.81%	0.73%
Return on average tangible assets	1.15%	0.88%	0.88%	0.81%	0.73%
Return on average equity	10.71%	8.04%	7.44%	6.77%	5.75%
Return on average tangible equity	13.55%	9.41%	7.60%	6.84%	5.83%
Net interest margin (fully tax equivalent)	4.12%	4.41%	4.10%	3.84%	3.88%
Efficiency ratio	56.04%	68.78%	68.19%	70.51%	68.24%
Average net loans (excludes loans held-for-sale) as a percentage of average deposits	66.25%	70.82%	74.54%	67.26%	67.98%
Average total shareholders’ equity as a percentage of average total assets	10.54%	10.73%	11.85%	11.90%	12.72%

SELECTED ASSET QUALITY DATA:(10)
Net charge-offs (recoveries) to average loans	0.08%	(0.04)%	0.05%	(0.11)%	0.57%
Allowance for loan losses to total loans	1.27%	1.39%	1.69%	2.09%	2.34%
Nonperforming loans to total loans	0.20%	0.47%	0.54%	1.29%	2.24%
Nonperforming assets	$3,288	$6,742	$6,551	$12,393	$19,464

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	12.5%	12.5%	13.9%	15.3%	16.2%
Tier 1 risk-based	11.5%	11.4%	12.6%	14.0%	15.0%
Common equity Tier 1 risk-based capital	11.5%	10.4%	N/A	N/A	N/A
Leverage	8.5%	8.6%	10.6%	11.2%	11.5%

Notes:

(1)

Represents distributed and undistributed earnings allocated to common shareholders, divided by the average number of shares of common stock outstanding for the respective period. See Note 17 to the consolidated financial statements.

(2)

Represents distributed and undistributed earnings allocated to common shareholders, divided by the average number of shares of common stock and common stock‑equivalents outstanding for the respective period. See Note 17 to the consolidated financial statements.

(3)

Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at December 31, 2015, 2014, 2013, and 2012. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(4)

Represents shareholders’ equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at December 31, 2015, 2014, 2013, and 2012. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(5)

Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at December 31, 2015, 2014, 2013, and 2012, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(6)

Represents shareholders’ equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at December 31, 2015, 2014, 2013, and 2012, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(7)

Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock for the year ended December 31, 2016, 2015, 2014, 2013, and 2012 (on an as converted basis) divided by net income.

(8)	Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2015, 2014, 2013, and 2012.
(9)	Average balances used in this table and throughout this Annual Report are based on daily averages.
(10)	Average loans and total loans exclude loans held-for-sale.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the “Company” or “HCC”), its wholly‑owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), and HBC’s wholly‑owned subsidiary, BVF/CSNK Acquisition Corp., a Delaware corporation (“BVF”), and its subsidiary CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding (“CSNK”). BVF and CSNK are collectively referred to as “Bay View Funding.” This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the “Company,” “Heritage,” “we,” “us,” and “our,” in this Report on Form 10‑K refer to Heritage Commerce Corp and its subsidiaries.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those we applied, which might have produced different results that could have had a material effect on the financial statements.

We have identified the following accounting policies and estimates that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company’s financial statements are appropriate. For a further description of our accounting policies, see Note 1 — Summary of Significant Accounting Policies in the financial statements included in this Form 10‑K.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio. The allowance is only an estimate of the inherent loss in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance. Our accounting for estimated loan losses is discussed under the heading “Allowance for Loan Losses” and disclosed primarily in Notes 1 and 4 to the consolidated financial statements.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest‑only (“I/O”) strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made on management’s expectations of future prepayment and discount rates as discussed in Notes 1 and 5 to the consolidated financial statements.

Stock Based Compensation

We grant stock options to purchase our common stock and restricted stock to our employees and directors under the 2013 Equity Incentive Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share‑based payments. Our results of operations for fiscal years 2016, 2015, and 2014 were impacted by the recognition of non‑cash expense related to the fair value of our share‑based compensation awards.

The determination of fair value of stock‑based payment awards on the date of grant using the Black‑Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Current accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur.

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. This fair value may differ from the cost basis recorded on the acquired institution’s financial statements. Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis. Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired assets. It is possible that these values could be viewed differently through alternative valuation approaches or if performed by different experts. Management is responsible for determining that the values derived by experts are reasonable. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. See Note 1 — Summary of Significant Accounting Policies, Note 8 — Business Combinations and Note 9 — Goodwill and Other Intangible Assets in the financial statements in this Form 10‑K.

Goodwill and Other Intangible Assets

Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference.

During 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350).  Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Thus, before the first step of goodwill impairment, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes, but is not limited to, macroeconomic and State of California economic conditions, industry and market conditions and trends, the Company's financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. As of December 31, 2016, based on our qualitative assessment, there were no reporting units where we believed that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. At December 31, 2016 and December 31,

2015, goodwill from the Bay View Funding acquisition was $13.0 million, and goodwill from the Focus Business Bank (“Focus”) acquisition was $32.6 million.

Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007, a core deposit intangible asset arising from the Focus acquisition in August 2015, and a below market lease, customer relationship and brokered relationship, and a non‑compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset.

Our accounting policy for goodwill and other intangible assets is disclosed primarily in Notes 1 and 9 to the consolidated financial statements.

Deferred Tax Assets

Our net deferred income tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Our accounting for deferred tax assets is discussed under the heading “Income Tax Expense” and disclosed primarily in Notes 1 and 12 to the consolidated financial statements.

Segment Reporting

HBC is a commercial bank serving customers located primarily in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. Bay View Funding provides business‑essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10% of revenue for HBC or the Company. The Company’s management uses segments results in its operating and strategic planning. The operating segments are Banking and Factoring.

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

The primary activity of the Company is commercial banking. The Company’s operations are located in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda, Contra Costa, and San Benito. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the year ended December 31, 2016, net income was $27.4 million, or $0.72 per average diluted common share, compared to $16.5 million, or $0.48 per average diluted common share, for the year ended December 31, 2015, and $13.4 million, or $0.42 per average diluted common share, for the year ended December 31, 2014. The Company’s annualized return on average tangible assets was 1.15% and annualized return on average tangible equity was 13.55% for the year ended December 31, 2016, compared to 0.88% and 9.41%, respectively, for the year ended December 31, 2015, and 0.88% and 7.60% for the year ended December 31, 2014. The results of operations included a pre-tax gain from company-owned life insurance totaling $1.1 million for 2016, and pre-tax acquisition, severance and retention costs related to the Focus transaction totaling $6.4 million for 2015.

Bay View Funding Acquisition

On November 1, 2014, the Company acquired Bay View Funding by purchasing all of the outstanding common stock from the stockholders of Bay View Funding for an aggregate purchase price of $22.52 million. Bay View Funding became a wholly owned subsidiary of HBC. Based in Santa Clara, California, Bay View Funding provides business- essential working capital factoring financing to various industries throughout the United States. Bay View Funding’s results of operations have been included in the Company’s results beginning November 1, 2014. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	2016	2015
	(Dollars in thousands)
Total factored receivables at December 31,	$49,616	$40,059
Average factored receivables for year ended December 31,	$46,425	$42,091
Total full time equivalent employees at December 31,	35	36

Focus Business Bank Merger

On August 20, 2015 (the “acquisition date”), the Company completed the merger of HBC with Focus for an aggregate transaction value of $66.6 million. Shareholders of Focus received a fixed exchange ratio at closing of 1.8235 shares of the Company’s common stock for each share of Focus common stock. The Company issued 5,456,713 shares of the Company’s common stock to Focus shareholders for a total value of $58.3 million based on the Company’s closing stock price of $10.68 on August 20, 2015. In addition, the Company paid cash to the Focus holders of in‑the‑money stock options totaling $8.3 million.

The Focus acquisition added total assets, at fair value, of approximately $438.8 million, $174.8 million in loans (including loans held‑for‑sale), at fair value, and $405.1 million in deposits, at fair value, at August 20, 2015. Focus’s results of operations have been included in the Company’s results of operations beginning August 21, 2015. The one‑time pre‑tax severance, retention, acquisition and integration costs totaled $6.4 million for the year ended December 31, 2015.

Series C Preferred Stock

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C Preferred Stock for 5,601,000 shares of the Company’s common stock. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock. During the fourth quarter of 2016, Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. sold all of their shares of common stock.  The exchange of the Series C Preferred Stock for common stock resulted in an increase in the Company’s common equity Tier 1 risk based capital ratio at December 31, 2016, but had no effect on HBC’s common equity Tier 1 risk based capital ratio or other regulatory capital ratios of the Company or HBC.

2016 Highlights

The following are major factors that impacted the Company’s results of operations:

•

The fully tax equivalent (“FTE”) net interest margin contracted 29 basis points to 4.12% for the year ended December 31, 2016, compared to 4.41% for the year ended December 31, 2015, primarily due to lower yields on loans and securities, partially offset by an increase in the accretion of the loan purchase discount interest income from the Focus acquisition.

•

The total purchase discount on non-impaired loans from the Focus loan portfolio was $4.6 million at the acquisition date, of which $2.9 million has been accreted to loan interest income from the acquisition date through December 31, 2016.  The accretion of the loan purchase discount in loan interest income from the

Focus transaction was $1.5 million for the year ended December 31, 2016, compared to $1.4 million for the year ended December 31, 2015.
•

Net interest income increased 20% to $91.2 million for the year ended December 31, 2016, compared to $76.3 million for the year ended December 31, 2015, primarily due to the full year impact of the Focus loan portfolio, organic growth in the loan portfolio, the purchase of residential mortgage loan and CRE loan portfolios, and an increase in the average balance of investment securities held-for-investment.

•	There was a $1.2 million provision for loan losses for the year ended December 31, 2016, compared to a $32,000 provision for loan losses for the year ended December 31, 2015.
•

Noninterest income increased to $11.6 million for the year ended December 31, 2016, compared to $9.0 million for the year ended December 31, 2015, primarily due to a $1.1 million gain on proceeds from company-owned life insurance, a $457,000 increase in the gain on sales of securities, a $313,000 increase in service charges and fees on deposit accounts, and a $255,000 increase in servicing income.

•

Noninterest expense for the year ended December 31, 2016 decreased to $57.6 million, compared to $58.7 million for the year ended December 31, 2015, primarily due to $6.4 million of pre-tax acquisition, severance and retention costs incurred by the Company for the year ended December 31, 2015. Noninterest expense for the year ended December 31, 2016 reflects former Focus employees retained by the Company, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases, newly hired employees and higher professional fees.

•

The efficiency ratio for the year ended December 31, 2016 improved to 56.04%, compared to 68.78% for the year ended December 31, 2015, primarily due to higher net interest income and noninterest income, and lower noninterest expense for 2016.

•

Income tax expense for the year ended December 31, 2016 was $16.6 million, compared to $10.1 million for the year ended December 31, 2015. The effective tax rate for the year ended December 31, 2016 was 37.7%, compared to 38.0% for the year ended December 31, 2015.

•

For the year ended December 31, 2016, the return on average tangible assets was 1.15%, and the return on average tangible equity was 13.55%, compared to 0.88% and 9.41%, respectively, for the year ended December 31, 2015.

The following are important factors in understanding our current financial condition and liquidity position:

•	Cash, interest bearing deposits in other financial institutions and securities available-for-sale decreased 21% to $572.7 million at December 31, 2016, from $729.2 million at December 31, 2015.
•	Securities held-to-maturity, at amortized cost, were $324.0 million at December 31, 2016, compared to $109.3 million at December 31, 2015.
•

Loans, excluding loans held-for-sale, increased $143.9 million, or 11% to $1.50 billion at December 31, 2016, compared to $1.36 billion at December 31, 2015, which included an increase of $60.0 million, or 4%, in the Company’s legacy loan portfolio, $52.9 million of purchased residential mortgage loans, and $31.0 million of purchased commercial real estate (“CRE”) loans.
•	Nonperforming assets were $3.3 million, or 0.13% of total assets at December 31, 2016, compared to $6.7 million, or 0.29% of total assets at December 31, 2015.
•	Classified assets declined to $13.6 million at December 31, 2016, compared to $20.5 million at December 31, 2015.
•

The allowance for loan losses at December 31, 2016 was $19.1 million, or 1.27% of total loans, representing 624.03% of nonperforming loans. The allowance for loan losses at December 31, 2015 was $18.9 million, or 1.39% of total loans, representing 296.74% of nonperforming loans.

•

Net charge-offs totaled $1.1 million for the year ended December 31, 2016, compared to net recoveries of $515,000 for the year ended December 31, 2015. Net charge-offs during 2016 included one commercial and industrial (“C&I”) loan relationship of $1.3 million that was charged-off in the fourth quarter of 2016.

•

Total deposits increased $199.4 million, or 10%, to $2.26 billion at December 31, 2016, compared to $2.06 billion at December 31, 2015.  Deposits, excluding all time deposits and CDARS deposits, increased $216.7 million, or 12%, to $2.03 billion at December 31, 2016, from $1.81 billion at December 31, 2015.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short‑term borrowings) to total assets was 6.73% at December 31, 2016, compared to 8.01% at December 31, 2015.

•	The loan to deposit ratio was 66.42% at December 31, 2016, compared to 65.87% at December 31, 2015.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at December 31, 2016.

				Fully Phased-in
			Well-capitalized	Basel III Minimal
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	12.5%	12.3%	10.0%	10.5%
Tier 1 Risk-Based	11.5%	11.3%	8.0%	8.5%
Common Equity Tier 1 Risk-based	11.5%	11.3%	6.5%	7.0%
Leverage	8.5%	8.4%	5.0%	4.0%

(1)	Requirements for both the Company and the Bank include a 2.5% capital conservation buffer, except leverage ratio.

Deposits

The composition and cost of the Company’s deposit base are important in analyzing the Company’s net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. HBC is a member of the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program allows customers with deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

Total deposits increased $199.4 million, or 10%, to $2.26 billion at December 31, 2016, compared to $2.06 billion at December 31, 2015.  Deposits, excluding all time deposits and CDARS deposits, increased $216.7 million, or 12%, to $2.03 billion at December 31, 2016, from $1.81 billion at December 31, 2015.

The Company had no brokered deposits at December 31, 2016, compared to $17.8 million at December 31, 2015. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators increased to $63.9  million at December 31, 2016, compared to $49.1 million at December 31, 2015. Certificates of deposit from the State of California totaled $85.1 million at December 31, 2016, compared to $78.0 million at December 31, 2015. CDARS interest-bearing demand deposits, money market and time deposits increased to $9.4 million at December 31, 2016, compared to $7.6 million at December 31, 2015.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At December 31, 2016, we had $266.1 million in cash and cash equivalents and approximately $544.6 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal funds facilities with several financial institutions. The Company also had $496.5 million (at fair value) in unpledged securities available at December 31, 2016. Our loan to deposit ratio increased to 66.42% at December 31, 2016, compared to 65.87% at December 31, 2015.

Lending

Our lending business originates primarily through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, increased $143.9 million, or 11%, to $1.50 billion at December 31, 2016, compared to $1.36 billion at December 31, 2015. The $143.9 million increase included an increase of $60.0 million, or 4%, in the Company’s legacy loan portfolio, $52.9 million of purchased residential mortgage loans, and $31.0 million of purchased CRE loans. The total loan portfolio remains well diversified with C&I loans accounting for 40% of the portfolio at December 31, 2016, which included $49.6 million of factored receivables at Bay View Funding. CRE loans accounted for 44% of the total loan portfolio at December 31, 2016, of which 43% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of total loans, land and construction loans accounted for 5% of total loans, and residential mortgage loans accounted for the remaining 4% of total loans at December 31, 2016. C&I line usage was 42% at December 31, 2016, compared to 39% at December 31, 2015.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 20% to $91.2 million for the year ended December 31, 2016, compared to $76.3 million for the year ended December 31, 2015, primarily due to the full year impact of the Focus loan portfolio, organic growth in the loan portfolio, the purchase of residential mortgage loan and CRE loan portfolios, and an increase in the average balance of investment securities.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail under “Liquidity and Asset/Liability Management.” In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, adding floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates, and reducing higher cost deposits.

The net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short‑term investments.

Management of Credit Risk

We continue to proactively identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses that, as of the date of the financial statements, have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate, some of which could occur in an accelerated time frame. As a result, future additions to the allowance for loan losses may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate loans, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge‑offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation. Further discussion of the management of credit risk appears under “Provision for Loan Losses” and “Allowance for Loan Losses.”

In June 2016, the Financial Accounting Standards Board issued new guidance on measurement of credit losses on financial instruments, which is the final guidance on the new current expected credit loss (“CECL”) model.  The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates.  Management is currently evaluating the impact of adopting CECL, which becomes effective for the Company on January 1, 2020.  The effect of the adoption of CECL is currently unknown and could result in an increase to the allowance for loan losses and a charge to equity.  Further discussion of the adoption of CECL appears in Note 1 – Summary of Significant Accounting Policies – Newly Issued, but not yet Effective Accounting Standards in the financial statements in this Form 10-K.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important component. A portion of the Company’s noninterest income is associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Other sources of noninterest income include loan servicing fees, service charges and fees, cash surrender value from company owned life insurance policies, and gains on the sale of securities.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Noninterest expense for the year ended December 31, 2016 decreased to $57.6 million, compared to $58.7 million for the year ended December 31, 2015, primarily due to $6.4 million of pre-tax acquisition, severance and retention costs incurred by the Company for the year ended December 31, 2015. Noninterest expense for the year ended December 31, 2016 reflects former Focus employees retained by the Company, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases, newly hired employees and higher professional fees.

Capital Management

As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential strategic activities that it may choose to pursue.

Results of Operations

The Company earns income from two primary sources. The first is interest income, which is interest income generated by earning assets less interest expense on interest‑bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of loans, loan servicing fees, customer service charges and fees, the increase in cash surrender value of life insurance, and gains on the sale of securities. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest‑bearing liabilities, the relative volumes of earning assets and interest‑bearing liabilities, and the mix of products that comprise the Company’s earning assets, deposits, and other interest‑bearing liabilities. Net interest income can also be impacted by the reversal of interest on loans placed on nonaccrual status, and recovery of interest on loans that have been on nonaccrual and are either sold or returned to accrual status. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents for each of the past three years, the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

	Year Ended December 31,
	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,422,707	$79,284	5.57%	$1,186,096	$68,259	5.75%	$992,376	$49,207	4.96%
Securities — taxable	501,347	10,432	2.08%	246,084	6,707	2.73%	251,077	7,117	2.83%
Securities — exempt from Federal tax (2)	91,822	3,523	3.84%	86,589	3,358	3.88%	79,939	3,115	3.90%
Federal funds sold, other investments, and interest-bearing deposits in other financial institutions	228,293	2,425	1.06%	239,123	1,594	0.67%	96,534	907	0.94%
Total interest earning assets(2)	2,244,169	95,664	4.26%	1,757,892	79,918	4.55%	1,419,926	60,346	4.25%
Cash and due from banks	33,899			34,196			25,829
Premises and equipment, net	7,624			7,463			7,343
Goodwill and other intangible assets	53,445			29,780			3,746
Other assets	86,064			83,090			66,428
Total assets	$2,425,201			$1,912,421			$1,523,272

Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$824,763			$630,198			$463,134
Demand, interest-bearing	511,595	1,026	0.20%	317,219	585	0.18%	207,359	341	0.16%
Savings and money market	526,227	1,127	0.21%	433,123	894	0.21%	363,903	671	0.18%
Time deposits — under $100	22,079	65	0.29%	20,631	61	0.30%	20,448	63	0.31%
Time deposits — $100 and Over	209,972	913	0.43%	204,982	658	0.32%	196,118	629	0.32%
Time deposits — brokered	7,590	62	0.82%	25,154	199	0.79%	36,440	319	0.88%
CDARS — interest-bearing demand, money market and time deposits	8,232	6	0.07%	12,078	6	0.05%	15,380	9	0.06%
Total interest-bearing deposits	1,285,695	3,199	0.25%	1,013,187	2,403	0.24%	839,648	2,032	0.24%
Total deposits	2,110,458	3,199	0.15%	1,643,385	2,403	0.15%	1,302,782	2,032	0.16%

Short-term borrowings	490	12	2.45%	629	19	3.02%	4,003	121	3.02%
Total interest-bearing liabilities	1,286,185	3,211	0.25%	1,013,816	2,422	0.24%	843,651	2,153	0.26%
Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	2,110,948	3,211	0.15%	1,644,014	2,422	0.15%	1,306,785	2,153	0.16%
Other liabilities	58,666			63,253			35,973
Total liabilities	2,169,614			1,707,267			1,342,758
Shareholders’ equity	255,587			205,154			180,514
Total liabilities and shareholders’ equity	$2,425,201			$1,912,421			$1,523,272
Net interest income(2) / margin		92,453	4.12%		77,496	4.41%		58,193	4.10%
Less tax equivalent adjustment(2)		(1,233)			(1,175)			(1,090)
Net interest income		$91,220			$76,321			$57,103

(1)	Includes loans held‑for‑sale. Yields and amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.
(2)	Reflects tax equivalent adjustment (“FTE”) for tax exempt income based on a 35% Federal tax rate.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest‑earning assets and interest‑bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance multiplied by prior period rates and rate variances are equal to the increase or decrease in the average rate multiplied by the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate multiplied by the change in average balance and are included below in the average volume column.

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$13,218	$(2,193)	$11,025	$11,197	$7,855	$19,052
Securities — taxable	5,313	(1,588)	3,725	(147)	(263)	(410)
Securities — exempt from Federal tax(1)	198	(33)	165	256	(13)	243
Federal funds sold, other investements, and interest-
bearing deposits ino ther financial institutions	(110)	941	831	947	(260)	687
Total interest expense on interest-earning assets(1)	18,619	(2,873)	15,746	12,253	7,319	19,572

Expense from the interest-bearing liabilities:
Demand, interest-bearing	392	49	441	212	32	244
Savings and money market	217	16	233	130	93	223
Time deposits — under $100	5	(1)	4	—	(2)	(2)
Time deposits — $100 and over	32	223	255	30	(1)	29
Time deposits — brokered	(144)	7	(137)	(89)	(31)	(120)
CDARS — interest-bearing demand, money market and time deposits	(2)	2	—	(2)	(1)	(3)
Short-term borrowings	(3)	(4)	(7)	(102)	—	(102)
Total interest expense on interest-bearing liabilities	497	292	789	179	90	269
Net interest income(1)	$18,122	$(3,165)	14,957	$12,074	$7,229	19,303
Less tax equivalent adjustment(1)			(58)			(85)
Net interest income			$14,899			$19,218

(1)	Reflects tax equivalent adjustment (“FTE”) for tax exempt income based on a 35% Federal tax rate.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 29 basis points to 4.12% for the year ended December 31, 2016, compared to 4.41% for the year ended December 31, 2015, primarily due to lower yields on loans and securities, partially offset by an increase in the accretion of the loan purchase discount income from the Focus transaction. The Company’s net interest margin for the year ended December 31, 2015 increased 31 basis points from 4.10% for the year ended December 31, 2014, primarily due to revenue from the higher yielding Bay View Funding factored receivables portfolio, the accretion of the loan purchase discount in loan interest income, and a special dividend of $203,000 paid by the FHLB in the second quarter of 2015, partially offset by the temporary investment of excess liquidity from the Focus acquisition.

The yield on the loan portfolio decreased to 5.57 % for the for the year ended December 31, 2016, compared to 5.75% for the year ended December 31, 2015, primarily due to a lower yield on the Bay View Funding factored receivables portfolio, and the impact of the lower yielding purchased residential mortgage loan and purchased CRE loan portfolios. The yield on the loan portfolio was 5.75% for the year ended December 31, 2015, compared to 4.96% for the year ended December 31, 2014. The increase in the yield on the loan portfolio for the year ended December 31, 2015 reflects the accretion of the loan purchase discount of $1.4 million in loan interest income from the Focus transaction, and the full year impact of the higher yielding Bay View Funding factored receivables portfolio.

The accretion of the loan purchase discount in loan interest income from the Focus transaction was $1.5 million for the year ended December 31, 2016, compared to $1.4 million for the year ended December 31, 2015.   The total purchase discount on non-impaired loans from the Focus loan portfolio was $4.6 million at the acquisition date, of which $2.9 million has been accreted to loan interest income from the acquisition date through December 31, 2016.

Net interest income for the year ended December 31, 2016 increased 20% to $91.2 million, compared to $76.3 million for the year ended December 31, 2015, primarily due to the full year impact of the Focus loan portfolio, organic growth in the loan portfolio, the purchase of residential mortgage loan and CRE loan portfolios, and an increase in the average balance of investment securities. Net interest income for the year ended December 31, 2015 increased 34% to $76.3 million, compared to $57.1 million for the year ended December 31, 2014, primarily due to loans acquired in the Focus acquisition, organic growth in the loan portfolio, contributions to interest income from Bay View Funding, and the accretion of the loan purchase discount in loan interest income from the Focus transaction.

A majority of the Company’s earning assets are variable‑rate loans that re‑price when the Company’s prime lending rate is changed, compared to a large base of core deposits that are generally slower to re‑price. This causes the Company’s balance sheet to be asset‑sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short‑term interest rates are falling and higher when rates are rising.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for loan losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge‑offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area.

The provision for loan losses for the year ended December 31, 2016 was $1.2 million, compared to $32,000 provision for loan losses for the year ended December 31, 2015, and a $338,000 credit to the provision for loan losses for the year ended December 31, 2014. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

The allowance for loan losses totaled $19.1 million, or 1.27 % of total loans at December 31, 2016, compared to $18.9 million, or 1.39% of total loans at December 31, 2015, and $18.4 million, or 1.69% of total loans at December 31, 2014. The allowance for loan losses to total nonperforming loans was 624.03% at December 31, 2016, compared to 296.74% at December 31, 2015, and 313.90% at December 31, 2014. The allowance for loan losses to total loans decreased at December 31, 2016, compared to December 31, 2015, primarily due to increasing loan balances with no default histories, coupled with a decrease in nonperforming assets, improving the quality of the loan portfolio overall. The allowance for loan losses to total loans decreased at December 31, 2015, compared to December 31, 2014, primarily due to the impact of the Focus loan portfolio, which was marked to fair value on the acquisition date. Net charge-offs totaled $1.1 million for the year ended December 31, 2016, compared to net recoveries of $515,000 for the year ended December 31, 2015, and net charge-offs of $447,000 for the year ended December 31, 2014.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

				Increase		Increase
				(Decrease)		(Decrease)
	Year Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,116	$2,803	$2,519	$313	11%	$284	11%
Increase in cash surrender value of life insurance	1,747	1,697	1,600	50	3%	97	6%
Servicing income	1,398	1,143	1,296	255	22%	(153)	(12)%
Gain on proceeds from company-owned life insurance	1,119	—	—	1,119	N/A	—	N/A
Gain on sales of securities	1,099	642	97	457	71%	545	562%
Gain on sales of SBA loans	796	843	971	(47)	(6)%	(128)	(13)%
Other	2,350	1,857	1,263	493	27%	594	47%
Total	$11,625	$8,985	$7,746	$2,640	29%	$1,239	16%

For the year ended December 31, 2016, noninterest income was $11.6 million, compared to $9.0 million for the year ended December 31, 2015, and $7.7 million for the year ended December 31, 2014.  The increase in noninterest income for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to a $1.1 million gain on proceeds from company-owned life insurance, a $457,000 increase in the gain on sales of securities, a $313,000 increase in service charges and fees on deposit accounts, and a $255,000 increase in servicing income. The increase in noninterest income for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily due to a $545,000 increase in the gain on the sale of securities and the full year impact of fee income from Bay View Funding.

The Company maintains life insurance policies for some directors and officers that are subject to split-dollar life insurance agreements, which continue after the participant’s employment termination or retirement.  During the second quarter of 2016, the Company received death benefit proceeds of $3.1 million from the life insurance policy on a former officer of a bank acquired by the Company.  The cash surrender value of the policy was $2.1 million, which resulted in a gain on proceeds from company-owned life insurance of $1.0 million.  During the fourth quarter of 2016, the Company received death benefit proceeds of $572,000 from the life insurance policy on a former director.  The cash surrender value of the policy was $472,000, which resulted in a gain on proceeds from company-owned life insurance of $100,000.

The Company received gross proceeds of $75.7 million on investment securities available-for-sale it sold during the year ended December 31, 2016 with a book value totaling $74.8 million, resulting in a gain on sale of securities of $843,000. The Company also sold $6.7 million of investment securities available-for-sale which were pending settlement at December 31, 2016, with a book value totaling $6.4 million, resulting in a gain on sale of securities of $256,000. The Company received gross proceeds of $71.8 million on investment securities available-for-sale it sold during the year ended December 31, 2015 with a book value totaling $71.2 million, resulting in a gain on sale of securities of $637,000. There was also a $5,000 gain on a bond that was called in the fourth quarter of 2015 included in gain on sale of securities.

A portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2016, SBA loan sales resulted in a $796,000 gain, compared to a $843,000 gain on sales of SBA loans in 2015, and a $971,000 gain on sales of SBA loans in 2014. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

The increase in cash surrender value of life insurance approximates a 2.97% after tax yield on the policies. To realize this tax advantaged yield the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

				Increase		Increase
				(Decrease)		(Decrease)
	Year Ended December 31,			2016 versus 2015		2015 versus 2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$34,660	$35,146	$26,250	$(486)	(1)%	$8,896	34%
Occupancy and equipment	4,378	4,300	4,053	78	2%	247	6%
Professional fees	3,471	1,828	1,891	1,643	90%	(63)	(3)%
Software subscriptions	1,573	1,214	999	359	30%	215	22%
Amortization on intangible assets	1,568	1,043	510	525	50%	533	105%
Data processing	1,331	1,371	969	(40)	(3)%	402	41%
Insurance expense	1,275	1,127	1,126	148	13%	1	—%
FDIC deposit insurance premiums	1,160	1,092	892	68	6%	200	22%
Foreclosed assets	25	(94)	53	119	127%	(147)	(277)%
Acquisition and integration related costs(1)	—	3,546	895	(3,546)	(100)%	2,651	296%
Other	8,198	8,100	6,584	98	1%	1,516	23%
Total	$57,639	$58,673	$44,222	$(1,034)	(2)%	$14,451	33%

(1)	Does not include one‑time pre‑tax severance and retention cost of $2.9 million, which is included in salaries and employee benefits for the year ended December 31, 2015.

The following table indicates the percentage of noninterest expense in each category:

	2016		2015		2014
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits	$34,660	60%	$35,146	60%	$26,250	59%
Occupancy and equipment	4,378	8%	4,300	7%	4,053	9%
Professional fees	3,471	6%	1,828	3%	1,891	4%
Software subscriptions	1,573	3%	1,214	2%	999	2%
Amortization on intangible assets	1,568	3%	1,043	2%	510	1%
Data processing	1,331	2%	1,371	2%	969	2%
Insurance expense	1,275	2	1,127	2	1,126	3
FDIC deposit insurance premiums	1,160	2%	1,092	2%	892	2%
Foreclosed assets	25	—%	(94)	—%	53	—%
Acquisition and integration related costs(1)	—	—%	3,546	6%	895	2%
Other	8,198	14%	8,100	14%	6,584	15%
Total	$57,639	100%	$58,673	100%	$44,222	100%

(1)	Does not include one‑time pre‑tax severance and retention cost of $2.9 million, which is included in salaries and employee benefits for the year ended December 31, 2015.

Noninterest expense for the year ended December 31, 2016 decreased 2% to $57.6 million, compared to $58.7 million for the year ended December 31, 2015, primarily due to $6.4 million of pre-tax acquisition, severance and retention costs incurred by the Company for the year ended December 31, 2015. Noninterest expense for the year ended December 31, 2016 reflect former Focus employees retained by the Company, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases, newly hired employees and higher professional fees. Professional fees were significantly lower for the year ended December 31, 2015 due to recoveries of legal fees on problem loans that were paid off in 2015. Full-time equivalent employees were 263, 260, and 242 at December 31, 2016, 2015, and 2014, respectively.

Noninterest expense for the year ended December 31, 2015 increased 33% to $58.7 million, compared to $44.2 million for the year ended December 31, 2014. The increase from year to year was primarily due to costs related to the integration of Focus, and the additional operating costs of Focus and Bay View Funding. Noninterest expense included total Focus pre-tax acquisition and integration costs of $6.4 million for the year ended December 31, 2015. Of the total acquisition and integration costs, salaries and employee benefits (including severance and retention expenses) were $2.9 million, and other expenses related to the Focus acquisition and integration were $3.5 million for the year ended December 31, 2015.

Income Tax Expense

The Company computes its provision for income taxes on a monthly basis. The effective tax rate is determined by applying the Company’s statutory income tax rates to pre‑tax book income as adjusted for permanent differences between pre‑tax book income and actual taxable income. These permanent differences include, but are not limited to increases in the cash surrender value of life insurance policies, interest on tax‑exempt securities, certain expenses that are not allowed as tax deductions, and tax credits.

The Company’s Federal and state income tax expense in 2016 was $16.6 million, compared to $10.1 million in 2015, and $7.5 million in 2014. The following table shows the effective income tax rates for the dates indicated:

	For the Year Ended
	December 31,
	2016	2015	2014
Effective income tax rate	37.7%	38.0%	36.0%

The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and Enterprise Zone hiring credits.

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

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles leading to timing differences between the Company’s actual tax liability, and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense or benefit, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.

Realization of the Company’s deferred tax assets is primarily dependent upon the Company generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and the utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

The Company had the net deferred tax assets of $25.1 million and $22.2 million at December 31, 2016, and December 31, 2015, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2016 and December 31, 2015 will be fully realized in future years.

Adoption of reduced corporate tax rates as being discussed in the United States Congress could have a material adverse effect on our deferred tax assets.

Business Segment Information

The following presents the Company’s operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate and funding costs. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination which considers the effects of charge‑offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding, which has been included in the results of operations since the acquisition on November 1, 2014.

	At or for Year Ended
	December 31, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$82,175	$12,256	$94,431
Intersegment interest allocations	1,163	(1,163)	—
Total interest expense	3,211	—	3,211
Net interest income	80,127	11,093	91,220
Provision for loan losses	1,181	56	1,237
Net interest income after provision	78,946	11,037	89,983
Noninterest income	10,821	804	11,625
Noninterest expense	50,298	7,341	57,639
Intersegment expense allocations	804	(804)	—
Income before income taxes	40,273	3,696	43,969
Income tax expense	15,036	1,552	16,588
Net income	$25,237	$2,144	$27,381
Total assets	$2,507,121	$63,759	$2,570,880
Loans, net of deferred fees	$1,452,991	$49,616	$1,502,607
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations.

	At or for Year Ended
	December 31, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$66,306	$12,437	$78,743
Intersegment interest allocations	1,087	(1,087)	—
Total interest expense	2,422	—	2,422
Net interest income	64,971	11,350	76,321
Provision (credit) for loan losses	(156)	188	32
Net interest income after provision	65,127	11,162	76,289
Noninterest income	8,234	751	8,985
Noninterest expense	51,438	7,235	58,673
Intersegment expense allocations	386	(386)	—
Income before income taxes	22,309	4,292	26,601
Income tax expense	8,301	1,803	10,104
Net income	$14,008	$2,489	$16,497
Total assets	$2,306,543	$55,036	$2,361,579
Loans, net of deferred fees	$1,318,657	$40,059	$1,358,716
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations.

	At or for Year Ended
	December 31, 2014
	Banking(1)	Factoring(2)	Consolidated
	(Dollars in thousands)
Interest income	$57,178	$2,078	$59,256
Intersegment interest allocations	31	(31)	—
Total interest expense	2,033	120	2,153
Net interest income	55,176	1,927	57,103
Provision (credit) for loan losses	(338)	—	(338)
Net interest income after provision	55,514	1,927	57,441
Noninterest income	7,662	84	7,746
Noninterest expense	43,132	1,090	44,222
Income before income taxes	20,044	921	20,965
Income tax expense	7,151	387	7,538
Net income	$12,893	$534	$13,427
Total assets	$1,561,911	$55,192	$1,617,103
Loans, net of deferred fees	$1,048,631	$40,012	$1,088,643
Goodwill	$—	$13,044	$13,044

(1)Includes the holding company’s results of operations.

(2)	Includes two months of Bay View Funding’s results of operations.

Banking.  For the year ended December 31, 2016, our banking segment’s net income increased to $25.2 million, compared with $14.0 million for the year ended December 31, 2015. Net interest income increased to $80.1  million for the year ended December 31, 2016, compared to $65.0 million for the year ended December 31, 2015. The increase in net interest income for the year ended December 31, 2016, compared to the the year ended December 31, 2015, was primarily due to the full year impact of the Focus loan portfolio, organic growth in the loan portfolio, the purchase of residential mortgage loan and CRE loan portfolios, and an increase in the average balance of investment securities.  The provision for loan losses for the year ended December 31, 2016 increased to $1.2 million, compared to a $156,000 credit provision for loan losses for the year ended December 31, 2015.  Net charge-offs were $1.0 million for the year ended December 31, 2016, compared to net recoveries of $711,000 for the year ended December 31, 2015.  Net charge-offs for the year ended December 31, 2016 included one $1.3 million C&I loan relationship charged-off in the fourth quarter of 2016.

Noninterest income increased to $10.8 million for the year ended December 31, 2016, compared to $8.2 million for the year ended December 31, 2015, primarily due to a $1.1 million gain on proceeds from company-owned life insurance, and an increase in the gain on sales of securities, service charges and fees on deposit accounts, and servicing income. For the year ended December 31, 2016, noninterest expense was $50.3 million, compared to $51.4 million for year ended December 31, 2015.

For the year ended December 31, 2015, our banking segment’s net income increased to $14.0 million, compared with $12.9 million for the year ended December 31, 2014. Net interest income increased to $65.0 million for the year ended ended December 31, 2015, compared to $55.2 million for the year ended ended December 31, 2014. The increase in net interest income for the year ended ended December 31, 2015, compared to the year ended December 31, 2014, was primarily as a result of the Focus acquisition and organic growth in the loan portfolio and core deposits. For the year ended December 31, 2015, the credit provision for loan losses was $156,000, compared with a credit for loan losses of $338,000, for the year ended ended December 31, 2014. For the year ended December 31, 2015, noninterest expense was $51.4 million, compared to $43.1 million for the year ended December 31, 2014. The increase in noninterest expense for the year ended December 31, 2015, was primarily due to one-time costs related to the Focus transaction, and the additional operating costs of Focus.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction, Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good or service and the incurrence of operating costs required to provide for such good or service. The average life of the factored receivables is 35 days. The balance of the purchased receivables as of December 31, 2016 and 2015 was $49.6 million and $40.1 million, respectively. For the year ended December 31, 2016, Bay View Funding’s net income was $2.1 million, compared to $2.5 million for the year ended December 31, 2015. For the year ended December 31, 2016, net interest income decreased to $11.1 million, compared to $11.4 million for the year ended December 31, 2015, primarily due to a decrease in the average yield on the factored receivables portfolio, partially offset by an increase in the average balance of factored receivables outstanding. The provision for loan losses decreased to $56,000 for the year ended December 31, 2016, compared to $188,000 for the year ended December 31, 2015.  Net charge-offs were $64,000 for the year ended December 31, 2016, compared to $196,000 for the year ended December 31, 2015.  Noninterest income was $804,000 for the year ended December 31, 2016, compared to $751,000 for the year ended December 31, 2015. Noninterest expense was $7.3 million for the year ended December 31, 2016, compared to $7.2 million for the year ended December 31, 2015.

The balance of the purchased receivables as of December 31, 2015 and 2014 was $40.1 million and $40.0 million, respectively. For the year ended December 31, 2015, Bay View Funding provided net interest income of $11.3 million, noninterest income of $751,000, and $2.5 million of the Company’s net income. For the year ended December 31, 2014, two months of Bay View Funding’s results of operations provided net interest income of $1.9 million, noninterest income of $84,000, and $534,000 of the Company’s net income.

Financial Condition

As of December 31, 2016, total assets increased to $2.57 billion, compared to $2.36 billion at December 31, 2015. Securities available-for-sale (at fair value) were $306.6 million at December 31, 2016, a decrease of 20% from $385.1 million at December 31, 2015. Securities held-to-maturity (at amortized cost) were $324.0 million at December 31, 2016, an increase of 196% from $109.3 million at December 31, 2015. Total loans (excluding loans held-for-sale) increased $143.9 million, or 11%, to $1.50 billion at December 31, 2016, compared to $1.36 billion at December 31, 2015, which included an increase of $60.0 million, or 4% in the Company’s legacy portfolio, $52.9 million of purchased residential mortgage loans, and $31.0 million of purchased CRE loans.

Total deposits increased $199.4 million, or 10%, to $2.26 billion at December 31, 2016, compared to $2.06 billion at December 31, 2015. Deposits (excluding all time deposits and CDARS deposits) increased $216.7 million, or 12%, to $2.03 billion at December 31, 2016, from $1.81 billion at December 31, 2015.

Securities Portfolio

The following table reflects the balances for each category of securities at year‑end:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$290,989	$324,230	$154,172
Trust preferred securities	15,600	15,132	15,300
U.S. Treasury	—	30,003	—
U.S. Government sponsored entities	—	9,041	—
Corporate bonds	—	6,673	36,863
Total	$306,589	$385,079	$206,335
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$233,409	$15,793	$15,480
Municipals — exempt from Federal tax	90,601	93,518	79,882
	$324,010	$109,311	$95,362

The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2016:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$287,223	1.98%	$3,766	2.09%	$—	—	$290,989	1.98%
Trust preferred securities	—	—	—	—	—	—	15,600	5.95%	15,600	5.95%
Total	$—	—	$287,223	1.98%	$3,766	2.09%	$15,600	5.95%	$306,589	2.18%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$142,229	1.66%	$74,100	2.09%	$17,080	2.91%	$233,409	1.89%
Municipals — exempt from Federal tax	1,945	2.35%	15,805	3.87%	27,918	4.07%	44,933	3.80%	90,601	3.86%
Total	$1,945	2.35%	$158,034	1.88%	$102,018	2.63%	$62,013	3.55%	$324,010	2.44%

(1)	Reflects tax equivalent yield based on a 35% Federal tax rate.

The securities portfolio is the second largest component of the Company’s interest‑earning assets, and the structure and composition of this portfolio is important to an analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest‑earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

The Company’s portfolio may include: (i) U.S. Treasury securities and U.S. Government sponsored entities’ debt securities for liquidity and pledging; (ii) mortgage‑backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; (iv) single entity issue trust preferred securities, which generally enhance the yield on the portfolio; and (v) corporate bonds, which also enhance the yield on the portfolio.

The Company classifies its securities as either available‑for‑sale or held‑to‑maturity at the time of purchase. Accounting guidance requires available‑for‑sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of the Company’s available-for-sale securities.

The investment securities available-for-sale portfolio totaled $306.6 million at December 31, 2016, a decrease of 20% from $385.1 million at December 31, 2015. At December 31, 2016, the Company’s securities available-for-sale portfolio, at fair value, was comprised of $291.0 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), and $15.6 million of single entity issue trust preferred securities. The pre-tax unrealized loss on securities available-for-sale at December 31, 2016 was ($2.0) million, compared to a pre-tax unrealized gain on securities available-for-sale of $501,000 at December 31, 2015, and a pre-tax unrealized gain on securities available-for-sale of $4.8 million at December 31, 2014. All else being equal, when market interest rates are rising, the Company will experience a higher unrealized loss (or lower unrealized gain) on the securities available-for-sale portfolio.

The Company received gross proceeds of $75.9 million on investment securities available-for-sale it sold during the year ended December 31, 2016 with a book value totaling $74.8 million, resulting in a gain on sale of securities of $843,000. The $74.8 million book value of investment securities sold included $30.1 million of U.S. Treasury securities, $9.0 million of U.S. Government sponsored entities, $6.4 million of corporate bonds, and $29.3 million of agency mortgage backed securities.  The Company also sold $6.7 million of mortgage-backed securities available-for-sale which were pending settlement at December 31, 2016, with a book value totaling $6.4 million, resulting in a gain on sale of securities of $256,000.

During the year ended December 31, 2016, the Company purchased $75.8 million of investment securities available‑for‑sale, which consisted of $51.8 million of Federal Home Loan Mortgage Corporation (“FHLMC”) securities, with an average book yield of 1.96%, and $24.0 million of Federal National Mortgage Association (“FNMA”) securities, with an average book yield of 1.95%.

At December 31, 2016, investment securities held-to-maturity totaled $324.0 million, an increase of 196% from $109.3 million at December 31, 2015. At December 31, 2016, the Company’s securities held-to-maturity portfolio, at amortized cost, was comprised $233.4 million agency mortgage-backed securities, and $90.6 million of tax-exempt municipal bonds.

During the year ended December 31, 2016, the Company purchased $239.4 million of investment securities held-to-maturity, with a weighted average book yield of 1.89%. The investment securities purchased during 2016 consisted of $239.4 million of mortgage-backed securities with a weighted average book yield of 1.89%.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 58% of total assets at December 31, 2016 and December 31, 2015. The ratio of loans to deposits increased to 66.42% at December 31, 2016 from 65.87% at December 31, 2015.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding, excluding loans held‑for‑sale, and the percentage distribution in each category at the dates indicated.

	December 31,
	2016	% to Total	2015	% to Total	2014	% to Total	2013	% to Total	2012	% to Total
	(Dollars in thousands)
Commercial	$604,331	40%	$556,522	41%	$462,403	43%	$393,074	43%	$375,469	46%
Real estate:
Commercial	662,228	44%	625,665	46%	478,335	44%	423,288	46%	354,934	44%
Land and construction	81,002	5%	84,428	6%	67,980	6%	31,443	3%	22,352	3%
Home equity	82,459	6%	76,833	6%	61,644	6%	51,815	6%	43,865	5%
Residential mortgages	52,887	4%	—	—%	—	—%	—	—%	—	—%
Consumer	20,460	1%	16,010	1%	18,867	1%	15,677	2%	15,714	2%
Total Loans	1,503,367	100%	1,359,458	100%	1,089,229	100%	915,297	100%	812,334	100%
Deferred loan fees, net	(760)	—	(742)	—	(586)	—	(384)	—	(21)	—
Loans, including deferred fees	1,502,607	100%	1,358,716	100%	1,088,643	100%	914,913	100%	812,313	100%
Allowance for loan losses	(19,089)		(18,926)		(18,379)		(19,164)		(19,027)
Loans, net	$1,483,518		$1,339,790		$1,070,264		$895,749		$793,286

The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 59% of its gross loans were secured by real property as of December 31, 2016, compared to 58% as of December 31, 2015. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

The Company has established concentration limits in its loan portfolio for commercial real estate loans, commercial loans, construction loans and unsecured lending, among others. All loan types are within established limits. The Company uses underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower’s deteriorating financial condition, should that occur.

The Company’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Commercial loans include loans with maturities ranging from thirty days to one year and “term loans” with maturities normally ranging from one to five years. Short‑term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2016, loans were sold resulting in a gain on sales of SBA loans of $796,000, compared to a gain on sales of SBA loans of $843,000 for 2015, and $971,000 for 2014.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables is 35 days. The balance of the purchased receivables as of December 31, 2016 and 2015 was $49.6 million and $40.1 million, respectively.

The commercial loan portfolio increased $47.8 million to $604.3 million at December 31, 2016, compared to $556.5 million at December 31, 2015, which was primarily the result of an increase of $26.3 million in the asset-based lending portfolio, an increase of $11.9 million in the C&I portfolio, and an increase of $9.6 million in the factored receivables portfolio. C&I line usage was 42% at December 31, 2016, compared to 39% at December 31, 2015.

The Company’s CRE loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on real estate mortgage loans are generally between five and ten years (with amortization ranging from fifteen to twenty‑five years and a balloon payment due at maturity), however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The CRE loan portfolio increased $36.5 million to $662.2 million at December 31, 2016, compared to $625.7 million at December 31, 2015.  These loans consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial property. The commercial real estate loans at December 31, 2016 consist of $287.5 million, or 43% of commercial owner occupied properties, and $374.7 million, or 57%, of commercial investment properties. Properties securing the commercial and residential real estate loans are primarily located in the Company’s primary market, which is the Greater San Francisco Bay Area.

During the fourth quarter of 2016, the Company purchased $31.1 million of CRE loans on properties located primarily in the San Francisco Bay Area, with an average loan principal amount of approximately $1.8 million, and weighted average yield of 3.88%, net of servicing fees to the servicer.  At December 31, 2016, the purchased CRE loans outstanding totaled $31.0 million.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans decreased $3.4 million to $81.0 million at December 31, 2016, compared to $84.4 million at December 31, 2015, primarily due to the payoff of construction loans during the year ended December 31, 2016.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines are reviewed semi‑annually, with specific emphasis on loans with a loan to value ratio greater than 70%. The Company takes measures to work with customers to reduce line commitments and minimize potential losses.

During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000, and weighted average yield of 3.00%, net of servicing fees to the servicer. Residential mortgage loans outstanding at December 31, 2016 totaled $52.9 million.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $41.3 million and $68.8 million at December 31, 2016, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale), as of December 31, 2016. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2016, approximately  55% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$493,030	$85,846	$25,455	$604,331
Real estate:
Commercial	106,717	225,243	330,268	662,228
Land and construction	81,002	—	—	81,002
Home equity	76,314	1,551	4,594	82,459
Residential mortgages	533	—	52,354	52,887
Consumer	19,336	1,124	—	20,460
Loans	$776,932	$313,764	$412,671	$1,503,367

Loans with variable interest rates	$682,454	$61,005	$84,998	$828,457
Loans with fixed interest rates	94,478	252,759	327,673	674,910
Loans	$776,932	$313,764	$412,671	$1,503,367

Loan Servicing

As of December 31, 2016, 2015, and 2014 there were $164.5 million, $175.5 million, and $130.6 million, respectively, of SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2016	2015	2014
	(Dollars in thousands)
Beginning of year balance	$2,209	$565	$525
Additions	219	2,126	319
Amortization	(574)	(482)	(279)
End of year balance	$1,854	$2,209	$565

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. The increase in loan servicing rights for the year ended December 31, 2015 from December 31, 2014 was primarily due to the Focus acquisition of $1.9 million in serviced SBA loans at fair value. There was no valuation allowance as of December 31, 2016 and 2015, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	2016	2015	2014
	(Dollars in thousands)
Beginning of year balance	$1,367	$1,481	$1,647
Unrealized holding loss	(300)	(114)	(166)
End of year balance	$1,067	$1,367	$1,481

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2016, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$1,067
Prepayment speed assumption (annual rate)	7.4
Impact on fair value of 10% adverse change in prepayment speed (CPR 8.1%)	$(18)
Impact on fair value of 20% adverse change in prepayment speed (CPR 8.9%)	$(35)
Residual cash flow discount rate assumption (annual)	13.0%
Impact on fair value of 1% adverse change in discount rate (14.3% discount rate)	$(33)
Impact on fair value of 2% adverse change in discount rate (15.6% discount rate)	$(64)

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

The Company’s policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations. In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality. The Company’s internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

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

Nonperforming assets are comprised of the following: loans and loans held‑for‑sale for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $8.0 million and $5.8 million at December 31, 2016 and December 31, 2015, respectively, of which $2.1 million and $591,000 were on nonaccrual. There were also $1.0 million and $4.1 million loans less than 30 days past due included in nonaccrual loans held-for-investment, at December 31, 2016 and December 31, 2015, respectively.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$3,059	$4,716	$5,855	$11,326	$17,335
Restructured and loans 90 days past due and still accruing	—	1,662	—	492	859
Total nonperforming loans	3,059	6,378	5,855	11,818	18,194
Foreclosed assets	229	364	696	575	1,270
Total nonperforming assets	$3,288	$6,742	$6,551	$12,393	$19,464

Nonperforming assets as a percentage of loans plus nonaccrual loans held-for-sale plus foreclosed assets	0.22%	0.50%	0.60%	1.35%	2.39%
Nonperforming assets as a percentage of total assets	0.13%	0.29%	0.41%	0.83%	1.15%

The following table presents nonperforming loans by class at year end:

	2016			2015
		Restructured and			Restructured and
		Loans Over 90 Days			Loans Over 90 Days
		Past Due and			Past Due and
	Nonaccrual	Still Accruing	Total	Nonaccrual	Still Accruing	Total
	(Dollars in thousands)
Commercial	$2,171	$—	$2,171	$724	$1,378	$2,102
Real estate:
Commercial	419	—	419	2,992	—	2,992
Land and construction	199	—	199	219	—	219
Home equity	267	—	267	777	284	1,061
Consumer	3	—	3	4	—	4
Total	$3,059	$—	$3,059	$4,716	$1,662	$6,378

Nonperforming assets were $3.3 million, or 0.13% of total assets, at December 31, 2016, compared to $6.7 million, or 0.29% of total assets, at December 31, 2015. Included in total nonperforming assets were foreclosed assets of $229,000 at December 31, 2016, compared to $364,000 at December 31, 2015.

Loans with a well defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans was $13.3 million at December 31, 2016, and $18.6 million at December 31, 2015. There were no loans held-for-sale included in classified loans at December 31, 2016, and December 31, 2015. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	December 31, 2016			December 31, 2015
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$594,255	$10,076	$604,331	$547,536	$8,986	$556,522
Real estate:
Commercial	659,777	2,451	662,228	617,865	7,800	625,665
Land and construction	80,803	199	81,002	84,209	219	84,428
Home equity	81,866	593	82,459	75,511	1,322	76,833
Residential mortgages	52,887	—	52,887	—	—	—
Consumer	20,455	5	20,460	15,705	305	16,010
Total	$1,490,043	$13,324	$1,503,367	$1,340,826	$18,632	$1,359,458

Classified commercial loans increased to $10.1 million at December 31, 2016, from $9.0 million at December 31, 2015, primarily due to commercial loan downgrades in excess of upgrades during the year ended December 31, 2016. Classified commercial real estate loans decreased to $2.5 million at December 31, 2016, compared to December 31, 2015, primarily as a result of upgrades and payoffs in the commercial real estate loan portfolio.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	For the Year Ended December 31, 2016
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2016	$149	$4	$153
Principal repayments	(18)	(2)	(20)
Balance at December 31, 2016	$131	$2	$133

	Year Ended December 31, 2015
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2015	$167	$916	$1,083
Principal repayments	(18)	(912)	(930)
Balance at December 31, 2015	$149	$4	$153

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

The estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management’s judgment, affect collectibility as of the evaluation date. The Company’s historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses in the past. For segments of the portfolio where the Company has no significant prior loss experience, the Company uses quantifiable observable industry data to determine the probability of default and loss given default.

The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

•

Commercial loans consist primarily of commercial and industrial loans (business lines of credit), and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which may impact a borrower’s ability to continue to make scheduled payments. The factored receivables at Bay View Funding are included in the Company’s commercial loan portfolio; however, they are evaluated for risk primarily based on the agings of the receivables. Faster turning receivables imply less risk and therefore warrant a lower associated allowance. Should the overall aging for the portfolio increase, this structure will by formula increase the allowance to reflect the increasing risk. Should the portfolio turn more quickly, it would reduce the associated allowance to reflect the reducing risk.

•

Real estate loans consist primarily of loans secured by commercial and residential real estate. Also included in this segment are land and construction loans and home equity lines of credit secured by real estate. As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lay primarily within these loan types. Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties. These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

•

Consumer loans consist primarily of a large number of small loans and lines of credit. The majority of installment loans are made for consumer and business purchases. Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

As a result of the matters mentioned above, changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold, may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the California Department of Business Oversight — Division of Financial Institutions also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Beginning of year balance	$18,926	$18,379	$19,164	$19,027	$20,700
Charge-offs:
Commercial	(1,966)	(527)	(815)	(1,676)	(3,935)
Real estate:
Commercial and residential	—	(2)	—	(173)	(1,362)
Land and construction	—	—	—	(1)	(133)
Home equity	—	—	(87)	(102)	(33)
Consumer	(41)	(9)	(25)	—	—
Total charge-offs	(2,007)	(538)	(927)	(1,952)	(5,463)

Recoveries:
Commercial	365	877	418	2,621	776
Real estate:
Commercial	—	9	35	274	230
Land and construction	568	127	26	—	—
Home equity	—	10	1	9	—
Consumer	—	30	—	1	—
Total recoveries	933	1,053	480	2,905	1,006
Net (charge-offs) recoveries	(1,074)	515	(447)	953	(4,457)
Provision (credit) for loan losses	1,237	32	(338)	(816)	2,784
End of year balance	$19,089	$18,926	$18,379	$19,164	$19,027

RATIOS:
Net charge-offs (recoveries) to average loans (1)	0.08%	(0.04)%	0.05%	(0.11)%	0.57%
Allowance for loan losses to total loans (1)	1.27%	1.39%	1.69%	2.09%	2.34%
Allowance for loan losses to nonperforming loans	624.03%	296.74%	313.90%	162.16%	104.58%

(1)	Average loans and total loans exclude loans held‑for‑sale.

The following table provides a summary of the allocation of the allowance for loan losses by class at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amount available for charge‑offs that may occur within these classes.

	December 31,
	2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$10,656	40%	$10,748	41%	$11,187	43%	$12,533	43%	$12,866	46%
Real estate:
Commercial	5,181	44%	4,980	46%	4,707	44%	4,922	46%	4,609	44%
Land and construction	1,221	5%	1,504	6%	1,048	6%	356	3%	399	3%
Home equity	1,639	6%	1,592	6%	1,315	6%	1,270	6%	1,026	5%
Residential mortgages	286	4%	—	—%	—	—%	—	—%	—	—%
Consumer	106	1%	102	1%	122	1%	83	2%	127	2%
Total	$19,089	100%	$18,926	100%	$18,379	100%	$19,164	100%	$19,027	100%

The allowance for loan losses totaled $19.1 million, or 1.27% of total loans at December 31, 2016, compared to $18.9 million, or 1.39% of total loans at December 31, 2015. The allowance for loan losses to total nonperforming loans increased to 624.03% at December 31, 2016, compared to 296.74% at December 31, 2015. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The

Company had net charge-offs of $1.1 million, or (0.08)% of average loans, for the year ended December 31, 2016, compared to net recoveries of $515,000, or (0.04)% of average loans, for the year ended December 31, 2015.

The allowance for loan losses related to the commercial portfolio decreased $92,000 at December 31, 2016 from December 31, 2015, primarily due to net charge‑offs of $1.6 million, resulting in a provision to the allowance for loan losses of $1.5 million. Net charge-offs included one $1.3 million C&I loan relationship charged-off in the fourth quarter of 2016.  The allowance for loan losses related to the real estate portfolio increased $251,000 at September 30, 2016 from December 31, 2015, as a result of net recoveries of $568,000, partially offset by a credit provision for loan losses of $317,000.  The increase in the allowance for loan losses in the real estate portfolio was primarily related to the purchased residential mortgages of $52.9 million and CRE loans of $31.1 million at December 31, 2016, partially offset by improving credit quality factors.

Goodwill and Other Intangible Assets

On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at December 31, 2016 and December 31, 2015 was $45.6 million, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”). If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, than a quantitative two‑step impairment test is required. Step 1 includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The Company completed its annual impairment analysis on the goodwill from the Bay View Funding and Focus acquisitions as of November 30, 2016 with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the Company’s equity exceeded its reported book value of equity at November 30, 2016. As such, no impairment was indicated and no further testing was required.

Other intangible assets were $7.0 million at December 31, 2016, compared to $8.5 million at December 31, 2015. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $195,000 at December 31, 2016 and $621,000 at December 31, 2015, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $5.2 million at December 31, 2016 and $6.0 million at December 31, 2015, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014 were $1.6 million at December 31, 2016 and $1.9 million at December 31, 2015, net of accumulated amortization.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections in this report. The Company’s liquidity is impacted by the volatility of deposits from the propensity of that money to leave the institution for rate‑related or other reasons. Deposits can be adversely affected if economic conditions weaken in California, and the Company’s market area in particular. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $250,000, as customers with balances of that magnitude are typically more rate‑sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$917,187	41%	$821,405	40%	$517,662	37%
Demand, interest-bearing	541,282	24%	496,278	24%	225,821	16%
Savings and money market	572,743	25%	496,843	24%	384,644	28%
Time deposits — under $250	57,857	3%	62,026	3%	57,443	4%
Time deposits — $250 and over	163,670	7%	160,815	8%	163,452	12%
Time deposits — brokered	—	—%	17,825	1%	28,116	2%
CDARS — interest-bearing demand, money market and time deposits	9,401	—%	7,583	—%	11,248	1%
Total deposits	$2,262,140	100%	$2,062,775	100%	$1,388,386	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were 4% of deposits at December 31, 2016 and December 31, 2015.

Total deposits increased $199.4 million, or 10%, to $2.26 billion at December 31, 2016, compared to $2.06 billion at December 31, 2015.  Noninterest-bearing deposits increased $95.8 million at December 31, 2016 from December 31, 2015. Interest-bearing demand deposits increased  $45.0 million at December 31, 2016 from December 31, 2015. Savings and money market deposits increased $75.9 million at December 31, 2016 from December 31, 2015. At December 31, 2016, there were no brokered deposits, compared to $17.8 million of brokered deposits at December 31, 2015. Deposits, excluding all time deposits and CDARS deposits, increased $216.7 million, or 12%, to $2.03 billion at December 31, 2016, from $1.81 billion at December 31, 2015.

At December 31, 2016, the Company had $94.1 million (at fair value) of securities pledged for $85.1 million in certificates of deposits from the State of California. At December 31, 2015, the Company had $93.0 million (at fair value) of securities pledged for $78.0 million in certificates of deposits from the State of California.

CDARS deposits were comprised of $2.5 million of interest-bearing demand deposits, $3.7 million of money market accounts and $3.2 million of time deposits at December 31, 2016. CDARS deposits were comprised of $3.4 million of money market accounts and $4.2 million of time deposits at December 31, 2015.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of December 31, 2016:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$73,629	44%
Over three months through six months	59,201	35%
Over six months through twelve months	28,949	17%
Over twelve months	5,081	4%
Total	$166,860	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2016	2015	2014
Return on average assets	1.13%	0.86%	0.88%
Return on average tangible assets	1.15%	0.88%	0.88%
Return on average equity	10.71%	8.04%	7.44%
Return on average tangible equity	13.55%	9.41%	7.60%
Average equity to average assets ratio	10.54%	10.73%	11.85%

Off‑Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $596.5 million at December 31, 2016, as compared to $573.7 million at December 31, 2015. Unused commitments represented 40% and 42% of outstanding gross loans at December 31, 2016 and 2015, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off‑balance sheet arrangements, see Note 16 to the consolidated financial statements located elsewhere herein.

The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$15,556	$565,166	$16,917	$539,897
Standby letters of credit	3,921	11,837	3,402	13,458
	$19,477	$577,003	$20,319	$553,355

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2016, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Deposits(1)	$2,251,398	$10,292	$450	$—	$2,262,140
Operating leases	3,000	4,938	1,241	—	9,179
Other long-term liabilities(2)	1,133	3,108	3,266	9,712	17,219
Total contractual obligations	$2,255,531	$18,338	$4,957	$9,712	$2,288,539

(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.
(2)	Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information is provided in Note 14 to the consolidated financial statements.

In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest‑bearing deposit accounts and debt obligations, payments for quarterly income tax estimates and contributions to certain employee benefit plans.

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short‑term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have historically been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short‑term liquidity needs the Company may utilize overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicit brokered deposits if cost effective deposits are not available from local sources, and maintain collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available‑for‑sale.

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 66.42% at December 31, 2016, compared to 65.87% at December 31, 2015.

FHLB and FRB  Borrowings and Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2016 and December 31, 2015. The Company had $213.9 million of loans pledged to the FHLB as collateral on an available line of credit of $172.5  million at December 31, 2016.

The Company can also borrow from FRB’s discount window. The Company had $496.4 million of loans pledged to the Federal Reserve as collateral on an available line of credit of $312.1 million at December 31, 2016, none of which was outstanding.

At December 31, 2016 and 2015, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2016 or 2015.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2016, and $3.0 million was outstanding at December 31, 2015.

The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2016 or 2015.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Average balance during the year	$418	$578	$3,953
Average interest rate during the year	2.57%	3.14%	3.06%
Maximum month-end balance during the year	$3,000	$3,000	$29,796
Average rate at December 31,	N/A	3.00%	2.87%

Capital Resources

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve and the FDIC, establish a risk‑adjusted ratio relating capital to different categories of assets and off‑balance sheet exposures.

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements as of December 31, 2016 and December 31, 2015, and under Basel I as of December 31, 2014:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
	Under Basel III		Under Basel I
Capital components:
Common equity Tier 1 capital	$214,924	$181,222	N/A
Additional Tier 1 capital	—	18,077	N/A
Tier 1 Capital	214,924	199,299	169,278
Tier 2 Capital	19,705	19,616	16,790
Total risk-based capital	$234,629	$218,915	$186,068

Risk-weighted assets	$1,876,732	$1,750,515	$1,341,094
Average assets for capital purposes	$2,515,623	$2,322,940	$1,598,724

Capital ratios:
Total risk-based capital	12.5%	12.5%	13.9%
Tier 1 risk-based capital	11.5%	11.4%	12.6%
Common equity Tier 1 risk-based capital	11.5%	10.4%	N/A
Leverage(1)	8.5%	8.6%	10.6%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of HBC under the Basel III requirements as of December 31, 2016 and December 2015,  and under the Basel I requirements as of December 31, 2014:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
	Under Basel III		Under Basel I
Capital components:
Common equity Tier 1 capital	$211,364	$200,327	N/A
Additional Tier 1 capital	—	—	N/A
Tier 1 Capital	211,364	200,327	158,976
Tier 2 Capital	19,705	19,616	16,789
Total risk-based capital	$231,069	$219,943	$175,765

Risk-weighted assets	$1,876,024	$1,750,222	$1,340,949
Average assets for capital purposes	$2,514,922	$2,322,232	$1,599,173

Capital ratios:
Total risk-based capital	12.3%	12.6%	13.1%
Tier 1 risk-based capital	11.3%	11.4%	11.9%
Common equity Tier 1 risk-based capital	11.3%	11.4%	N/A
Leverage(1)	8.4%	8.6%	9.9%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table presents the applicable well‑capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III:

	Under Basel III			Under Basel I

	Transitional	Fully Phased-in
	Minimum	Minimum	Well-capitalized
	Regulatory	Regulatory	Financial
	Requirement(1)	Requirement(2)	Institution	Minimum	Well-Capitalized
	Effective	Effective	Regulatory	Regulatory	Regulatory
	January 1, 2016	January 1, 2019	Guidelines	Requirements	Requirements
Capital ratios:
Total risk-based capital	8.625%	10.5%	10.00%	8.00%	10.00%
Tier 1 risk-based capital	6.625%	8.5%	8.00%	4.00%	6.00%
Common equity Tier 1 risk-based capital	5.125%	7.0%	6.50%	N/A	N/A
Leverage	4.000%	4.0%	5.00%	4.00%	5.00%

(1)	Includes 0.625% capital conservation buffer, except the leverage ratio.
(2)	Includes 2.5% capital conservation buffer, except the leverage ratio.

The Basel III capital rules introduce a new “capital conservation buffer,” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and will be phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Company’s common equity Tier 1 risk‑based capital ratio increased at December 31, 2016, compared to December 31, 2015, primarily due to the exchange of the Company’s Series C convertible perpetual preferred stock, no par value (“Series C Preferred Stock”) for 5,601,000 shares of the Company’s common stock during the third quarter of 2016, as discussed below. The exchange of the Company’s Series C Preferred Stock for common stock had no effect on HBC’s common equity Tier 1 risk‑based capital ratio. During the year ended December 31, 2016, HBC distributed dividends totaling $18.0 million.

At December 31, 2016, the Company’s consolidated capital ratios exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2016, December 31, 2015, and December 31, 2014, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since December 31, 2016, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At December 31, 2016, the Company had total shareholders’ equity of $259.8 million, compared to $245.4 million at December 31, 2015. At December 31, 2016, total shareholders’ equity included $215.2 million in common stock, $52.5 million in retained earnings, and ($7.9) million of accumulated other comprehensive loss.

The accumulated other comprehensive loss was ($7.9) million at December 31, 2016, compared to ($6.2) million at December 31, 2015. The unrealized loss on securities available-for-sale was ($1.2) million, net of taxes, at December 31, 2016, compared to an unrealized gain on securities available-for-sale of $296,000, net of taxes, at December 31, 2015. The components of other comprehensive loss, net of taxes, at December 31, 2016 include the following: an unrealized loss on available-for-sale securities of ($1.2) million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $355,000; a split dollar insurance contracts liability of ($3.4) million; a supplemental executive retirement plan liability of ($4.2) million; and an unrealized gain on interest-only strip from SBA loans of $620,000.

Series C Preferred Stock

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C Preferred Stock for 5,601,000 shares of the Company’s common stock. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock. During the fourth quarter of 2016, Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. sold all of their shares of common stock.  The exchange of the Series C Preferred Stock for common stock resulted in an increase in the Company’s common equity Tier 1 risk based capital ratio at December 31, 2016, but had no effect on HBC’s common equity Tier 1 risk based capital ratio or other regulatory capital ratios of the Company or HBC.

The book value per common share was $6.85 at December 31, 2016, compared to $7.03 at December 31, 2015. The tangible book value per common share was $5.46 at December 31, 2016, compared to $5.35 at December 31, 2015. On a full conversion of the Series C Preferred stock into common at December 31, 2015: (i) the book value per common share would have been reduced to $6.51; and (ii) the tangible book value per common share would have been reduced to $5.07.

Market Risk

Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company’s role as a financial intermediary in customer‑related transactions. The objective of market risk management is to avoid excessive exposure of the Company’s earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2016. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$23,995	25.6%
+300	$18,559	19.8%
+200	$12,621	13.5%
+100	$6,373	6.8%
0	$—	—%
−100	$(10,270)	(10.9)%
−200	$(20,284)	(21.6)%

This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

As with any method of gauging interest rate risk, there are certain shortcomings inherent to the methodology noted above. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short‑term and long‑term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the methodology noted above does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable‑rate loan borrowers’ ability to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest‑earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2016, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S‑K is included as part of Item 7 of this report.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 92 through 142.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2016, the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a‑15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

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

The Company’s management has used the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2016.

The independent registered public accounting firm of Crowe Horwath LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of management’s internal control over financial reporting based on criteria established in the 2013 “Internal Control — Integrated Framework,” issued by COSO.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.

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

ITEM 11  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2016. Such information is incorporated herein by reference.

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 92 through 142.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) EXHIBITS

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10‑K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

	BY:	/s/ WALTER T. KACZMAERK
Walter T. Kaczmarek
DATE: March 3, 2017		Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Julianne Biagini	Director	March 3, 2017
Julianne Biagini

/s/ Frank G. Bisceglia	Director	March 3, 2017
Frank G. Bisceglia

/s/ Jack W. Conner	Director and Chairman of the Board	March 3, 2017
Jack W. Conner

/s/ J. Phillip Dinapoli	Director	March 3, 2017
J. Phillip DiNapoli

/s/ Steven L. Hallgrimson	Director	March 3, 2017
Steven L. Hallgrimson

/s/ Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principal Executive Officer)	March 3, 2017
Walter T. Kaczmarek

/s/ Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2017
Lawrence D. McGovern

/s/ Robert T. Moles	Director	March 3, 2017
Robert T. Moles

/s/ Laura Roden	Director	March 3, 2017
Laura Roden

/s/ Ranson W. Webster	Director	March 3, 2017
Ranson W. Webster

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heritage Commerce Corp

San Jose, California

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. We also have audited Heritage Commerce Corp’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Sacramento, California

March 3, 2017

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Cash and due from banks	$27,993	$24,112
Other investments and interest-bearing deposits in other financial institutions	238,110	319,980
Total cash and cash equivalents	266,103	344,092
Securities available-for-sale, at fair value	306,589	385,079
Securities held-to-maturity, at amortized cost (fair value of $318,748 at December 31, 2016 and $109,821 at December 31, 2015)	324,010	109,311
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	5,705	7,297
Loans, net of deferred fees	1,502,607	1,358,716
Allowance for loan losses	(19,089)	(18,926)
Loans, net	1,483,518	1,339,790
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	15,196	12,694
Company-owned life insurance	59,148	60,021
Premises and equipment, net	7,490	7,773
Goodwill	45,664	45,664
Other intangible assets	6,950	8,518
Accrued interest receivable and other assets	50,507	41,340
Total assets	$2,570,880	$2,361,579

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$917,187	$821,405
Demand, interest-bearing	541,282	496,278
Savings and money market	572,743	496,843
Time deposits-under $250	57,857	62,026
Time deposits-$250 and over	163,670	160,815
Time deposits-brokered	—	17,825
CDARS - interest-bearing demand, money market and time deposits	9,401	7,583
Total deposits	2,262,140	2,062,775
Short-term borrowings	—	3,000
Accrued interest payable and other liabilities	48,890	50,368
Total liabilities	2,311,030	2,116,143

Commitments and contingencies (Notes 7 and 16)

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at December 31, 2015 (liquidation preference of $21,004 at December 31, 2015)	—	19,519
Common stock, no par value; 60,000,000 shares authorized; 37,941,007 shares issued and outstanding at December 31, 2016 and 32,113,479 shares issued and outstanding at December 31, 2015	215,237	193,364
Retained earnings	52,527	38,773
Accumulated other comprehensive loss	(7,914)	(6,220)
Total shareholders' equity	259,850	245,436
Total liabilities and shareholders' equity	$2,570,880	$2,361,579

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$79,284	$68,259	$49,207
Securities, taxable	10,432	6,707	7,117
Securities, exempt from Federal tax	2,290	2,183	2,025
Other investments and interest-bearing deposits in other financial institutions	2,425	1,594	907
Total interest income	94,431	78,743	59,256

Interest expense:
Deposits	3,199	2,403	2,032
Short-term borrowings	12	19	121
Total interest expense	3,211	2,422	2,153

Net interest income before provision for loan losses	91,220	76,321	57,103
Provision (credit) for loan losses	1,237	32	(338)
Net interest income after provision for loan losses	89,983	76,289	57,441

Noninterest income:
Service charges and fees on deposit accounts	3,116	2,803	2,519
Increase in cash surrender value of life insurance	1,747	1,697	1,600
Servicing income	1,398	1,143	1,296
Gain on proceeds from company-owned life insurance	1,119	—	—
Gain on sales of securities	1,099	642	97
Gain on sales of SBA loans	796	843	971
Other	2,350	1,857	1,263
Total noninterest income	11,625	8,985	7,746

Noninterest expense:
Salaries and employee benefits	34,660	35,146	26,250
Occupancy and equipment	4,378	4,300	4,053
Professional fees	3,471	1,828	1,891
Other	15,130	17,399	12,028
Total noninterest expense	57,639	58,673	44,222
Income before income taxes	43,969	26,601	20,965
Income tax expense	16,588	10,104	7,538
Net income	27,381	16,497	13,427
Dividends on preferred stock	(1,512)	(1,792)	(1,008)
Net income available to common shareholders	25,869	14,705	12,419
Undistributed earnings allocated to Series C preferred stock	(1,278)	(912)	(1,342)
Distributed and undistributed earnings allocated to common shareholders	$24,591	$13,793	$11,077

Earnings per common share:
Basic	$0.72	$0.48	$0.42
Diluted	$0.72	$0.48	$0.42

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$27,381	$16,497	$13,427
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	(1,711)	(3,809)	7,164
Deferred income taxes	719	1,605	(3,012)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(116)	(55)	(54)
Deferred income taxes	49	23	23
Reclassification adjustment for gains realized in income	(1,099)	(642)	(97)
Deferred income taxes	461	270	41
Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	(1,697)	(2,608)	4,065

Change in net pension and other benefit plan liability adjustment	6	(3,036)	(3,253)
Deferred income taxes	(3)	1,275	1,366
Change in pension and other benefit plan liability, net of deferred income taxes	3	(1,761)	(1,887)
Other comprehensive income (loss)	(1,694)	(4,369)	2,178
Total comprehensive income	$25,687	$12,128	$15,605

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2016, 2015, and 2014
						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Income / (Loss)	Equity
	(Dollars in thousands)
Balance, January 1, 2014	21,004	$19,519	26,350,938	$132,561	$25,345	$(4,029)	$173,396
Net income	—	—	—	—	13,427	—	13,427
Other comprehensive income	—	—	—	—	—	2,178	2,178
Issuance of restricted stock awards, net	—	—	90,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(9)	—	—	(9)
Cash dividend declared $0.18 per share	—	—	—	—	(5,758)	—	(5,758)
Stock option expense, net of fortfeitures and taxes	—	—	—	862	—	—	862
Stock options exercised	—	—	62,567	262	—	—	262
Balance, December 31, 2014	21,004	19,519	26,503,505	133,676	33,014	(1,851)	184,358
Net income	—	—	—	—	16,497	—	16,497
Other comprehensive loss	—	—	—	—	—	(4,369)	(4,369)
Issuance of 5,456,713 common shares to acquire Focus Business Bank, net of offering costs of $144	—	—	5,456,713	58,134	—	—	58,134
Issuance of restricted stock awards, net	—	—	98,855	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	265	—	—	265
Cash dividend declared $0.32 per share	—	—	—	—	(10,738)	—	(10,738)
Stock option expense, net of fortfeitures and taxes	—	—	—	974	—	—	974
Stock options exercised	—	—	54,406	315	—	—	315
Balance, December 31, 2015	21,004	19,519	32,113,479	193,364	38,773	(6,220)	245,436
Net income	—	—	—	—	27,381	—	27,381
Other comprehensive loss	—	—	—	—	—	(1,694)	(1,694)
Preferred stock exchanged for common stock	(21,004)	(19,519)	5,601,000	19,519	—	—	—
Issuance of restricted stock awards, net	—	—	79,112	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	479	—	—	479
Cash dividend declared $0.36 per share	—	—	—	—	(13,627)	—	(13,627)
Stock option expense, net of forfeitures and taxes	—	—	—	937	—	—	937
Stock options exercised	—	—	147,416	938	—	—	938
Balance, December 31, 2016	—	$—	37,941,007	$215,237	$52,527	$(7,914)	$259,850

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,381	$16,497	$13,427
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	4,265	1,384	1,163
Gain on sale of securities available-for-sale	(1,099)	(642)	(97)
Gain on sale of SBA loans	(796)	(843)	(971)
Proceeds from sale of SBA loans originated for sale	11,371	11,497	15,858
Net change in SBA loans originated for sale	(14,434)	(14,906)	(12,911)
Provision (credit) for loan losses	1,237	32	(338)
Increase in cash surrender value of life insurance	(1,747)	(1,697)	(1,600)
Gain on proceeds from company owned life insurance	(1,119)	—	(51)
Depreciation and amortization	763	685	725
Amortization of other intangible assets	1,568	1,043	510
Gains on sale of foreclosed assets, net	—	(106)	—
Stock option expense, net	937	974	862
Amortization of restricted stock awards, net	479	265	(9)
Effect of changes in:
Accrued interest receivable and other assets	(1,238)	16,274	(2,428)
Accrued interest payable and other liabilities	(1,669)	(1,963)	5,244
Net cash provided by operating activities	25,899	28,494	19,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(75,803)	(232,644)	(53,292)
Purchase of securities held-to-maturity	(239,441)	(9,482)	(4,595)
Maturities/paydowns/calls of securities available-for-sale	67,562	31,195	24,917
Maturities/paydowns/calls of securities held-to-maturity	23,415	3,931	3,899
Proceeds from sales of securities available-for-sale	75,689	71,832	108,603
Net change in loans	(139,792)	(97,898)	(131,648)
Changes in Federal Home Loan Bank stock and other investments	(2,502)	(1,788)	(163)
Purchase of premises and equipment	(480)	(1,007)	(817)
Proceeds from sale of foreclosed assets	49	1,571	—
Proceeds from company owned life insurance	3,739	—	406
Cash paid in bank acquisition, net of cash received	—	165,786	(21,918)
Net cash used in investing activities	(287,564)	(68,504)	(74,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	199,365	269,266	102,165
Exercise of stock options	938	315	262
Offering costs	—	(144)	—
Short-term borrowings	(3,000)	3,000	—
Repayment of short-term borrowings	—	—	(31,647)
Payment of cash dividends	(13,627)	(10,738)	(5,758)
Net cash provided by financing activities	183,676	261,699	65,022
Net (decrease) increase in cash and cash equivalents	(77,989)	221,689	9,798
Cash and cash equivalents, beginning of year	344,092	122,403	112,605
Cash and cash equivalents, end of year	$266,103	$344,092	$122,403

Supplemental disclosures of cash flow information:
Interest paid	$3,214	$2,427	$2,166
Income taxes paid	16,530	6,904	4,280

Supplemental schedule of non-cash investing activity:
Due from broker for securities sales	$6,693	$—	$—
Transfer of loans held-for-sale to loan portfolio	5,451	2,543	—
Loans transferred to foreclosed assets	278	1,236	229
Summary of assets acquired and liabilities assumed through acquisition:
Cash and cash equivalents, net of cash paid for acquisition	—	165,786	—
Securities avaiable-for-sale	—	53,940	—
Securities held-to-maturity	—	8,665	—
Loans held-for-sale - SBA	—	4,416	—
Net loans	—	170,353	42,300
Company owned life insurance	—	7,067	—
Premises and equipment	—	—	119
Goodwill and other intangible assets	—	38,905	15,303
Other assets, net	—	20,250	738
Deposits	—	(405,123)	—
Borrowings	—	—	(31,647)
Other liabilities	—	(5,981)	(4,895)
Common stock issued to acquire Focus Business Bank	—	58,278	—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Heritage Commerce Corp (“HCC”) operates as a registered bank holding company for its wholly-owned subsidiary Heritage Bank of Commerce (“HBC” or the “Bank”), collectively referred to as the “Company”. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Alameda, and Contra Costa counties, California.

The Company acquired BVF/CSNK Acquisition Corp., a Delaware corporation (“BVF/CSNK”) on November 1, 2014, the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding (“Bay View Funding”). BVF/CSNK was subsequently merged into Bay View Funding and Bay View Funding became a wholly owned subsidiary of HBC.

The Company acquired Focus Business Bank (“Focus”) on August 20, 2015. Focus was merged with HBC, with HBC as the surviving bank. Focus’s results of operations have been included in the Company’s results of operations beginning August 21, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, amounts held at the Federal Reserve Bank, and Federal funds sold. The Company is required to maintain reserves against certain of the deposit accounts with the Federal Reserve Bank. Federal funds are generally sold and purchased for one‑day periods.

Cash Flows

Net cash flows are reported for customer loan and deposit transactions, notes payable, repurchase agreements and other short‑term borrowings.

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

A decline in the fair value of any available-for-sale or held-to-maturity security below amortized cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near -term prospects of the issuer, (3) whether the fair value decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the security or more likely than not will be required to sell the security before any anticipated recovery in fair value.

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

SBA loans are sold with servicing retained. Servicing assets recognized separately upon the sale of SBA loans consist of servicing rights and, for loans sold prior to 2009, interest‑only strip receivables (“I/O strips”). The Company accounts for the sale and servicing of SBA loans based on the financial and servicing assets it controls and liabilities it has incurred, reversing recognition of financial assets when control has been surrendered, and reversing recognition of liabilities when extinguished. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Servicing rights are amortized in proportion to and over the period of net servicing income and are assessed for impairment on an ongoing basis. Impairment is determined by stratifying the servicing rights based on interest rates and terms. Any servicing assets in excess of the contractually specified servicing fees are reclassified at fair value as an I/O strip receivable and treated like an available for sale security. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market‑based assumptions. Impairment is recognized through a valuation allowance. The servicing rights, net of any required valuation allowance, and I/O strip receivable are included in other assets on the consolidated balance sheets.

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

Non‑refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

Acquired Loans

Loans acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. Credit discounts or premiums are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Should the Company's allowance for loan losses methodology indicate that the credit discount associated with acquired, non-purchased credit impaired loans, is no longer sufficient to cover probable losses inherent in those loans, the Company will establish an allowance for those loans through a charge to provision for loan losses. Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. Such loans are classified as purchased credit impaired loans ("PCI loans"), while all other acquired loans are classified as non-PCI loans.

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

Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan losses is recorded with a charge to current period earnings through provision for loan losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company would first reduce any previously established allowance for loan and lease losses, and then record an adjustment to interest income through a prospective increase in the accretable yield.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged‑off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

The formula driven allowance on pools of loans covers all loans that are not impaired and is based on historical losses of each loan segment adjusted for current factors. In calculating the historical component of our allowance, we aggregate our loans into one of three loan segments: Commercial, Real Estate and Consumer. Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions. The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

•

Commercial loans consist primarily of commercial and industrial (“C&I”) loans (business lines of credit), and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which may impact a borrower’s ability to continue to make scheduled payments. The factored receivables at Bay View Funding are included in the Company’s commercial loan portfolio; however, they are evaluated for risk primarily based on the agings of the receivables.  Faster turning receivables imply less risk and therefore warrant a lower associated allowance. Should the overall aging for the portfolio increase, this structure will by formula increase the allowance to reflect the increasing risk.  Should the portfolio turn more quickly, it would reduce the associated allowance to reflect the reducing risk.

•

Real estate loans consist primarily of loans secured by commercial real estate (“CRE”) and residential real estate. Also included in this segment are land and construction loans and home equity lines of credit secured by real estate. As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lay primarily within these loan types. Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties. These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

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

The estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management’s judgment, affect collectibility as of the evaluation date. The Company’s historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses in the past. For segments of the portfolio where the Company has no significant prior loss experience, the Company uses quantifiable observable industry data to determine the probability of default and loss given default. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The historical loss experience is adjusted for management’s estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of classified loans; loan concentrations within a portfolio segment or division of a portfolio segment; identification of certain loan types with higher risk than other loans; existing internal risk factors; and management’s evaluation of the impact of local and national economic conditions on each of our loan types.

Loan Commitments and Related Financial Instruments

Financial instruments include off‑balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Federal Home Loan Bank and Federal Reserve Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank is required to own common stock in the FHLB based on the Bank’s level of borrowings and outstanding FHLB advances. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

As a member of the Federal Reserve Bank (“FRB”) of San Francisco, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as income.

Company-Owned Life Insurance and Split‑Dollar Life Insurance Benefit Plan

The Company has purchased life insurance policies on certain directors and officers. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The purchased insurance is subject to split‑dollar insurance agreements with the insured participants, which continues after the participant’s employment and retirement.

Accounting guidance requires that a liability be recorded primarily over the participant’s service period when a split-dollar life insurance agreement continues after a participant’s employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost. Depreciation and amortization are computed on the straight‑line basis over the lesser of the respective lease terms or estimated useful lives. The Company owns one building which is being depreciated over 40 years. Furniture, equipment, and leasehold improvements are depreciated over estimated useful lives generally ranging from five to fifteen years. The Company evaluates the recoverability of long‑lived assets on an ongoing basis.

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

Other intangible assets consist of core deposit intangible assets arising from the Diablo Valley Bank acquisition in June 2007, a core deposit intangible asset from the Focus acquisition in August 2015, and a below market value lease, customer relationship and non-compete agreement intangible assets arising from the Bay View Funding acquisition in November 2014. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible assets from the acquisitions of Diablo Valley Bank and Focus are being amortized on an accelerated method over ten years.  The below market value lease, customer relationship and non-compete agreement intangible assets from the acquisition of Bay View Funding are being amortized on the straight-line method over three, ten, and three years, respectively.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense.

The carrying value of foreclosed assets was $229,000 and $364,000 at December 31, 2016 and 2015, respectively, and is included in other assets on the consolidated balance sheets.

Retirement Plans

Expenses for the Company’s non‑qualified, unfunded defined benefits plan consists of service and interest cost and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company’s accounting policy for legal costs related to loss contingencies is to accrue for the probable fees that can be reasonably estimated. The Company’s accounting policy for uncertain recoveries is to recognize the anticipated recovery when realization is deemed probable.

Income Taxes

The Company files consolidated Federal and combined state income tax returns. Income tax expense is the total of the current year income tax payable or refunded, the change in deferred tax assets and liabilities, and low income housing investment losses, net of tax benefits received. Some items of income and expense are recognized in different years for tax purposes when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense or benefit, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.

Realization of the Company’s deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

The Company had net deferred tax assets of $25,058,000 and $22,218,000 at December 31, 2016, and December 31, 2015, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at December 31, 2016 and 2015 will be fully realized in future years.

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

Stock‑Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award. Compensation cost recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity under the provisions of certain accounting guidance. The Company’s sources of other comprehensive income (loss) are unrealized gains and losses on securities available‑for‑sale, and I/O strips, which are treated like available‑for‑sale securities, and the liabilities related to the Company’s defined benefit pension plan and the split‑dollar life insurance benefit plan. Reclassification adjustments result from gains or losses on securities that were realized and included in net income (loss) of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

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

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2015 and 2014 were reclassified to conform to the 2016 presentation. These reclassifications did not affect previously reported net income or shareholders equity.

Newly Issued, but not yet Effective Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was an update to the guidance for accounting for revenue from contracts with customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements. Our preliminary finding is that the new pronouncement will not have a significant impact on the consolidated financial statements.

In January 2016, the FASB issued ASU  No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements. Our preliminary finding is that the new pronouncement will not have a significant impact on our Statement of Operations. The pronouncement will require some revision to our disclosures within the consolidated financial statements and we are currently evaluating the impact.

In February 2016, the FASB issued ASU No. 2016‑02, Leases. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right‑of‑use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight‑line basis over the lease term. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016‑09, Compensation—Stock Compensation:  Improvements to Employee Share‑Based Payment Accounting. The standard is intended to simplify several areas of accounting for share‑based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity‑wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. A nonpublic entity can make a one‑time accounting policy election to switch from measuring all liability‑classified awards at fair value to intrinsic value. The new guidance became effective on January 1, 2017. Our current evaluation is that the new pronouncement will create some volatility that could either increase or decrease the effective tax rate reported as existing vested stock options are exercised. The amount of the impact on the effective tax rate will be determined by the number of stock options exercised and the stock price of the Company when the stock options are exercised.

In June 2016, the FASB issued ASU No. 2016‑13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held‑to‑maturity debt securities. The update amends the accounting for credit losses on available‑for‑sale securities, whereby credit losses will be presented as an allowance as opposed to a write‑down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have formed a committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2016, 2015, and 2014
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2016, net of taxes	$1,090	$403	$(7,713)	$(6,220)
Other comprehensive (loss) before reclassification, net of taxes	(992)	—	(106)	(1,098)
Amounts reclassified from other comprehensive income (loss), net of taxes	(638)	(67)	109	(596)
Net current period other comprehensive income (loss), net of taxes	(1,630)	(67)	3	(1,694)

Ending balance December 31, 2016, net of taxes	$(540)	$336	$(7,710)	$(7,914)

Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive (loss) before reclassification, net of taxes	(2,204)	—	(1,919)	(4,123)
Amounts reclassified from other comprehensive income (loss), net of taxes	(372)	(32)	158	(246)
Net current period other comprehensive loss, net of taxes	(2,576)	(32)	(1,761)	(4,369)

Ending balance December 31, 2015, net of taxes	$1,090	$403	$(7,713)	$(6,220)

Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	$(4,029)
Other comprehensive income (loss) before reclassification, net of taxes	4,152	—	(1,910)	2,242
Amounts reclassified from other comprehensive income (loss), net of taxes	(56)	(31)	23	(64)
Net current period other comprehensive income (loss), net of taxes	4,096	(31)	(1,887)	2,178

Ending balance December 31, 2014, net of taxes	$3,666	$435	$(5,952)	$(1,851)

	Amounts Reclassified from
	AOCI(1)
	Year Ended December 31, 2016			Affected Line Item Where
Details About AOCI Components	2016	2015	2014	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$1,099	$642	$97	Gain on sales of securities
	(461)	(270)	(41)	Income tax expense
	638	372	56	Net of tax
Amortization of unrealized gain on securities available-for-sale
that were reclassified to securities held-to-maturity	116	55	54	Interest income on taxable securities
	(49)	(23)	(23)	Income tax expense
	67	32	31	Net of tax
Amortization of defined benefit pension plan items(1)
Prior service cost	—	—	—
Prior transition obligation	51	113	102
Actuarial losses	(239)	(386)	(142)
	(188)	(273)	(40)	Income before income tax
	79	115	17	Income tax benefit
	(109)	(158)	(23)	Net of tax
Total reclassification from AOCI for the year	$596	$246	$64

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 14 — Benefit Plans).

3) Securities

The amortized cost and estimated fair value of securities at year‑end were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$293,598	$928	$(3,537)	$290,989
Trust preferred securities	15,000	600	—	15,600
Total	$308,598	$1,528	$(3,537)	$306,589

Securities held-to-maturity:
Agency mortgage-backed securities	$233,409	$15	$(3,554)	$229,870
Municipals - exempt from Federal tax	90,601	521	(2,244)	88,878
Total	$324,010	$536	$(5,798)	$318,748

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2015	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$324,077	$2,457	$(2,304)	$324,230
US Treasury	30,047	—	(44)	30,003
Trust preferred securities	15,000	132	—	15,132
U.S. Government sponsored entities	9,042	13	(14)	9,041
Corporate bonds	6,412	261	—	6,673
Total	$384,578	$2,863	$(2,362)	$385,079

Securities held-to-maturity:
Municipals - exempt from Federal tax	$93,518	$1,517	$(863)	$94,172
Agency mortgage-backed securities	15,793	24	(168)	15,649
Total	$109,311	$1,541	$(1,031)	$109,821

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2016	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)
Total	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)

Securities held-to-maturity:
Agency mortgage-backed securities	$222,132	$(3,528)	$612	$(26)	$222,744	$(3,554)
Municipals - exempt from Federal tax	57,304	(2,026)	2,046	(218)	59,350	(2,244)
Total	$279,436	$(5,554)	$2,658	$(244)	$282,094	$(5,798)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2015	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$241,067	$(2,258)	$2,165	$(46)	$243,232	$(2,304)
U.S. Treasury	30,003	(44)	—	—	30,003	(44)
U.S. Government sponsored entities	4,980	(14)	—	—	4,980	(14)
Total	$276,050	$(2,316)	$2,165	$(46)	$278,215	$(2,362)

Securities held-to-maturity:
Municipals - exempt from Federal tax	$9,920	$(78)	$24,412	$(785)	$34,332	(863)
Agency mortgage-backed securities	7,152	(89)	4,409	(79)	11,561	(168)
Total	$17,072	$(167)	$28,821	$(864)	$45,893	$(1,031)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2016, the Company held 454 securities (149 available-for-sale and 305 held-to-maturity), of which 302 had fair values below amortized cost. At December 31, 2016, there were $612,000 of agency mortgage-backed securities held-to-maturity, and $2,046,000 of municipals bonds held-to-maturity carried with an unrealized loss for 12 months or greater. The total unrealized loss for securities 12 months or greater was $244,000 at December 31, 2016. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

The proceeds from sales of securities and the resulting gains and losses are listed below:

	2016	2015	2014
	(Dollars in thousands)
Proceeds	$75,689	$71,832	$108,603
Gross gains	1,144	751	1,008
Gross losses	(45)	(109)	(911)

The amortized cost and fair value of debt securities as of December 31, 2016, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after ten years	$15,000	$15,600
Agency mortgage-backed securities	293,598	290,989
Total	$308,598	$306,589

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months or less	$335	$336
Due after 3 months through one year	1,116	1,118
Due after one through five years	3,992	3,992
Due after five through ten years	17,049	17,273
Due after ten years	68,109	66,159
Agency mortgage-backed securities	233,409	229,870
Total	$324,010	$318,748

Securities with amortized cost of $135,023,000 and $134,235,000 as of December 31, 2016 and 2015 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

4) Loans

Loans at year‑end were as follows:

	2016	2015
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$604,331	$556,522
Real estate:
CRE	662,228	625,665
Land and construction	81,002	84,428
Home equity	82,459	76,833
Residential mortgages	52,887	—
Consumer	20,460	16,010
Loans	1,503,367	1,359,458
Deferred loan fees, net	(760)	(742)
Loans, net of deferred fees	1,502,607	1,358,716
Allowance for loan losses	(19,089)	(18,926)
Loans, net	$1,483,518	$1,339,790

At December 31, 2016 and December 31, 2015, total net loans included in the table above include $88,453,000 and $141,343,000, respectively, of the non-PCI loans acquired in the Focus transaction.

Changes in the allowance for loan losses were as follows:

	Year Ended December 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of year balance	$10,748	$8,076	$102	$18,926
Charge-offs	(1,966)	—	(41)	(2,007)
Recoveries	365	568	—	933
Net (charge-offs) recoveries	(1,601)	568	(41)	(1,074)
Provision (credit) for loan losses	1,509	(317)	45	1,237
End of year balance	$10,656	$8,327	$106	$19,089

	Year Ended December 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of year balance	$11,187	$7,070	$122	$18,379
Charge-offs	(527)	(2)	(9)	(538)
Recoveries	877	146	30	1,053
Net recoveries	350	144	21	515
Provision (credit) for loan losses	(789)	862	(41)	32
End of year balance	$10,748	$8,076	$102	$18,926

	Year Ended December 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of year balance	$12,533	$6,548	$83	$19,164
Charge-offs	(815)	(87)	(25)	(927)
Recoveries	418	62	—	480
Net charge-offs	(397)	(25)	(25)	(447)
Provision (credit) for loan losses	(949)	547	64	(338)
End of year balance	$11,187	$7,070	$122	$18,379

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year‑end:

	December 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$—	$—	$329
Collectively evaluated for impairment	10,327	8,327	106	18,760
Acquired with deterioriated credit quality	—	—	—	—
Total allowance balance	$10,656	$8,327	$106	$19,089
Loans:
Individually evaluated for impairment	$2,057	$885	$3	$2,945
Collectively evaluated for impairment	602,029	877,691	20,457	1,500,177
Acquired with deterioriated credit quality	245	—	—	245
Total loan balance	$604,331	$878,576	$20,460	$1,503,367

	December 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$174	$112	$—	$286
Collectively evaluated for impairment	10,574	7,964	102	18,640
Acquired with deterioriated credit quality	—	—	—	—
Total allowance balance	$10,748	$8,076	$102	$18,926
Loans:
Individually evaluated for impairment	$2,014	$4,272	$4	$6,290
Collectively evaluated for impairment	554,271	782,654	16,006	1,352,931
Acquired with deterioriated credit quality	237	—	—	237
Total loan balance	$556,522	$786,926	$16,010	$1,359,458

The following table presents loans held‑for‑investment individually evaluated for impairment by class of loans as of December 31, 2016 and December 31, 2015. The recorded investment included in the following table represents loan principal net of any partial charge‑offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge‑offs.

	December 31, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,808	$1,808	$—	$745	$745	$—
Real estate:
Commercial	1,278	419	—	3,851	2,992	—
Land and construction	218	199	—	237	219	—
Home Equity	267	267	—	302	302	—
Consumer	3	3	—	4	4	—
Total with no related allowance recorded	3,574	2,696	—	5,139	4,262	—

With an allowance recorded:
Commercial	494	494	329	1,506	1,506	174
Real estate:
Home Equity	—	—	—	759	759	112
Total with an allowance recorded	494	494	329	2,265	2,265	286
Total	$4,068	$3,190	$329	$7,404	$6,527	$286

The following table presents interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Year Ended December 31, 2016
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,822	$1,922	$208	$625	$3	$4,580
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2015
		Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$1,774	$3,006	$764	$475	$5	$6,024
Interest income during impairment	$14	$—	$—	$2	$—	$16
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year‑end:

	2016	2015
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$3,059	$4,716
Restructured and loans over 90 days past due and still accruing	—	1,662
Total nonperforming loans	3,059	6,378
Other restructured loans	131	149
Total impaired loans	$3,190	$6,527

The following table presents the nonperforming loans by class at year‑end:

	2016			2015
		Restructured and			Restructured and
		Loans over 90 Days			Loans over 90 Days
		Past Due and			Past Due and
	Nonaccrual	Still Accruing	Total	Nonaccrual	Still Accruing	Total
	(Dollars in thousands)
Commercial	$2,171	$—	$2,171	$724	$1,378	$2,102
Real estate:					—
CRE	419	—	419	2,992	—	2,992
Land and construction	199	—	199	219	—	219
Home equity	267	—	267	777	284	1,061
Consumer	3	—	3	4	—	4
Total	$3,059	$—	$3,059	$4,716	$1,662	$6,378

The following table presents the aging of past due loans as of December 31, 2016 by class of loans:

	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$3,998	$857	$2,036	$6,891	$597,440	$604,331
Real estate:
CRE	632	—	—	632	661,596	662,228
Land and construction	—	—	199	199	80,803	81,002
Home equity	—	267	—	267	82,192	82,459
Residential mortgages	—	—	—	—	52,887	52,887
Consumer	—	—	—	—	20,460	20,460
Total	$4,630	$1,124	$2,235	$7,989	$1,495,378	$1,503,367

The following table presents the aging of past due loans as of December 31, 2015 by class of loans:

	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$3,285	$262	$1,704	$5,251	$551,271	$556,522
Real estate:
CRE	—	—	—	—	625,665	625,665
Land and construction	219	—	—	219	84,209	84,428
Home equity	—	—	284	284	76,549	76,833
Consumer	—	—	—	—	16,010	16,010
Total	$3,504	$262	$1,988	$5,754	$1,353,704	$1,359,458

Past due loans 30 days or greater totaled $7,989,000 and $5,754,000 at December 31, 2016 and December 31, 2015, respectively, of which $2,057,000 and $591,000 were on nonaccrual. At December 31, 2016, there were also $1,002,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2015, there were also $4,125,000 loans less than 30 days past due included in nonaccrual loans held for investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

Credit Quality Indicators

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company’s lending operations are located in the Company’s market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company’s borrowers could be adversely impacted by a continued downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information; historical payment experience; credit documentation; public information; and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loans terms. Classified loans are those loans that are assigned a substandard, substandard‑nonaccrual, or doubtful risk rating using the following definitions:

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Substandard‑Nonaccrual.  Loans classified as substandard‑nonaccrual are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any, and it is probable that the Company will not receive payment of the full contractual principal and interest. Loans so classified have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. In addition, the Company no longer accrues interest on the loan because of the underlying weaknesses.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss.  Loans classified as loss are considered uncollectable. In addition, loans of so little value that their continuance as assets is not warranted are classified as loss. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at December 31, 2016 or 2015.

The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2016			December 31, 2015
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$594,255	$10,076	$604,331	$547,536	$8,986	$556,522
Real estate:
CRE	659,777	2,451	662,228	617,865	7,800	625,665
Land and construction	80,803	199	81,002	84,209	219	84,428
Home equity	81,866	593	82,459	75,511	1,322	76,833
Residential mortgages	52,887	—	52,887	—	—	—
Consumer	20,455	5	20,460	15,705	305	16,010
Total	$1,490,043	$13,324	$1,503,367	$1,340,826	$18,632	$1,359,458

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in compliance with the Company’s underwriting policy.

The book balance of troubled debt restructurings at December 31, 2016 was $133,000, which included $2,000 of nonaccrual loans and $131,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2015 was $153,000, which included $4,000 of nonaccrual loans and $149,000 of accruing loans. Approximately $2,000 and $3,000 in specific reserves were established with respect to these loans as of December 31, 2016 and December 31, 2015. As of December 31, 2016 and December 31, 2015, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

There were no loans by class modified as troubled debt restructurings during the twelve month period ended December 31, 2016 and 2015.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within twelve months following the modification during the years ended December 31, 2016 and 2015.

HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties for the periods indicated:

	2016	2015
	(Dollars in thousands)
Beginning of year balance	$562	$576
Advances on loans during the year	—	4,175
Repayment on loans during the year	(15)	(4,189)
End of year balance	$547	$562

5) Loan Servicing

At December 31, 2016 and 2015, the Company serviced SBA loans sold to the secondary market of approximately $164,454,000 and $175,457,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.17% and 1.16% at December 31, 2016 and 2015, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2016	2015	2014
	(Dollars in thousands)
Beginning of year balance	$2,209	$565	$525
Additions	219	2,126	319
Amortization	(574)	(482)	(279)
End of year balance	$1,854	$2,209	$565

There was no valuation allowance for servicing rights at December 31, 2016 and 2015, because the estimated fair value of the servicing rights was greater than the carrying value. The increase in loan servicing rights for the year ended December 31, 2015 was primarily due to the Focus acquisition of $1,976,000 at fair value. The estimated fair value of loan servicing rights was $5,217,000 and $3,650,000 at December 31, 2016 and 2015, respectively. The fair value of servicing rights at December 31, 2016, was estimated using a weighted average constant prepayment rate ("CPR") assumption of 7.40%, and a weighted average discount rate assumption of 12.96%. The fair value of servicing rights at December 31, 2015, was estimated using a weighted average CPR assumption of 7.42%, and a weighted average discount rate assumption of 12.52%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2016	2015	2014
	(Dollars in thousands)
Beginning of year balance	$1,367	$1,481	$1,647
Unrealized loss	(300)	(114)	(166)
End of year balance	$1,067	$1,367	$1,481

6) Premises and Equipment

Premises and equipment at year‑end were as follows:

	2016	2015
	(Dollars in thousands)
Building	$3,400	$3,279
Land	2,900	2,900
Furniture and equipment	8,788	8,468
Leasehold improvements	5,295	5,257
	20,383	19,904
Accumulated depreciation and amortization	(12,893)	(12,131)
Premises and equipment, net	$7,490	$7,773

Depreciation and amortization expense was $763,000, $685,000, and $725,000 in 2016, 2015, and 2014, respectively.

7) Leases

Operating Leases

The Company owns one of its offices and leases the others under non‑cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ended December 31,	(Dollars in thousands)
2017	$3,000
2018	2,569
2019	2,369
2020	1,031
2021	210
Thereafter	—
Total	$9,179

Rent expense under operating leases was $2,947,000, $2,997,000, and $2,692,000 in 2016, 2015, and 2014, respectively.

8) Business Combinations

Focus Business Bank

On April 23, 2015, the Company and Focus entered into a definitive agreement and plan of merger and reorganization whereby Focus would merge into HBC. The Company completed the merger of its wholly-owned bank subsidiary HBC with Focus on August 20, 2015 for an aggregate transaction value of $66,558,000. Shareholders of Focus received a fixed exchange ratio at closing of 1.8235 shares of the Company’s common stock for each share of Focus common stock. Upon closing of the transaction, the Company issued 5,456,713 shares of the Company’s common stock to Focus shareholders for a total value of $58,278,000, based on the Company’s closing stock price of $10.68 on August 20, 2015. In addition, the Company paid cash to the Focus holders of in-the-money stock options on August 20, 2015 totaling $8,280,000.

Focus’s results of operations have been included in the Company’s results of operations beginning August 21, 2015. Pre-tax severance, retention, acquisition and integration costs totaled $6,398,000 for the year ended December 31, 2015.

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

The following table presents pro forma financial information as if the acquisition had occurred on January 1, 2014, which includes the pre-acquisition period for Focus, and continues through December 31, 2015. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one-time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

	Year Ended December 31,
UNAUDITED	2015	2014
	(Dollars in thousands, except per share amounts)
Net interest income	$83,876	$68,175
Provision (credit) for loan losses	82	(38)
Noninterest income	11,443	9,624
Noninterest expense	60,372	53,600
Income before income taxes	34,865	24,237
Income tax expense	13,941	8,784
Net income	$20,924	$15,453
Net income per share - basic	$0.56	$0.41
Net income per share - diluted	$0.55	$0.41

9) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2016, the carrying value of goodwill was $45,664,000. The Company recognized $13,044,000 of goodwill upon its acquisition of Bay View Funding on November 1, 2014, and $32,620,000 from its acquisition of Focus on August 20, 2015.   During the fourth quarter of 2015, adjustments were made to the purchase price allocations for the Focus transaction that affected the amounts allocated to goodwill and other assets.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”).  If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, than a quantitative two-step impairment test is required. Step 1 includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The Company completed its annual impairment analysis on the goodwill from the Bay View Funding and Focus acquisitions as of November 30, 2016 with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the reporting unit exceeded its reported book value of equity at November 30, 2016.  As such, no impairment was indicated and no further testing was required.

Other Intangible Assets

The core deposit intangible asset originally acquired in the 2007 acquisition of Diablo Valley Bank was $5,049,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $4,854,000 and $4,427,000 at December 31, 2016 and December 31, 2015, respectfully.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $1,120,000 and $288,000 at December 31, 2016 and December 31, 2015, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $669,000 and $360,000 at December 31, 2016 and December 31, 2015, respectfully.

Estimated amortization expense for each of the next five years follows:

			Bay View Funding
	Diablo Valley			Customer &
	Bank Core	Focus Core	Below Market	Brokered	Non-Compete	Total
	Deposit	Deposit	Value Lease	Relationship	Agreement	Amortization
Year	Intangible	Intangible	Intangible	Intangible	Intangible	Expense
	(Dollars in thousands)
2017	$195	$875	$31	$190	$70	$1,361
2018	—	775	—	190	—	965
2019	—	734	—	190	—	924
2020	—	716	—	190	—	906
2021	—	596	—	190	—	786
	$195	$3,696	$31	$950	$70	$4,942

Impairment testing of the intangible assets is performed at the individual asset level. The Company’s intangibles are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances are identified, an impairment loss is recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management did not identify any events or changes in circumstances indicating that such intangible assets may not be recoverable at December 31, 2016 or 2015.

10) Deposits

Time deposits of $250,000 and over, including time deposits within the Certificate of Deposit Account Registry Service (“CDARS”) and brokered deposits of $250,000 and over, were $163,670,000 and $178,640,000 at December 31, 2016 and 2015, respectively. The following table presents the scheduled maturities of all time deposits for the next five years:

(Dollars in thousands)
2017	$213,976
2018	6,835
2019	3,457
2020	228
2021	221
Total	$224,717

At December 31, 2016, total CDARS deposits of $9,401,000 include money market deposits of $3,747,000, and interest-bearing demand deposits of $2,464,000, which have no scheduled maturity date, and therefore, are excluded from the table above.

At December 31, 2016, the Company had securities pledged with a fair value of $94,078,000 for $85,080,000 in certificates of deposits (including accrued interest) with the State of California. At December 31, 2015, the Company had securities pledged with a fair value of $93,042,000 for $78,026,000 in certificates of deposits (including accrued interest) with the State of California.

The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines. CDARS deposits were comprised of $2,464,000 of interest-bearing demand accounts, $3,747,000 of money market accounts and $3,190,000 of time deposits at December 31, 2016. CDARS deposits were comprised of $3,388,000 of money market accounts and $4,195,000  of time deposits at December 31, 2015.

Deposits from executive officers, directors, and their affiliates were $12,476,000 and $13,426,000 at December 31, 2016 and 2015, respectively.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2016, and December 31, 2015, HBC had no overnight borrowings from the FHLB. HBC had $213,938,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $172,498,000 at December 31, 2016. HBC had $245,607,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $141,875,000 at December 31, 2015.

HBC can also borrow from the FRB’s discount window. HBC had approximately $496,438,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $312,096,000 at December 31, 2016, none of which was outstanding. HBC had approximately $395,006,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $243,156,000 at December 31, 2015, none of which was outstanding.

At December 31, 2016, HBC had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2016 and 2015.

HCC has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2016.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2016, and 2015.

12) Income Taxes

Income tax (benefit) consisted of the following for the year ended December 31, as follows:

	2016	2015	2014
	(Dollars in thousands)
Currently payable tax:
Federal	$13,373	$5,445	$4,392
State	4,748	2,544	818
Total currently payable	18,121	7,989	5,210
Deferred tax (benefit):
Federal	(1,029)	2,029	1,114
State	(504)	86	1,214
Total deferred tax	(1,533)	2,115	2,328
Income tax expense	$16,588	$10,104	$7,538

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2016	2015	2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.6%	6.9%	6.5%
Low income housing credits, net of investment losses	(0.3)%	—	0.8%
Increase in cash surrender value of life insurance	(1.4)%	(2.2)%	(2.7)%
Non-taxable interest income	(1.7)%	(2.7)%	(3.2)%
Split-dollar term insurance	0.1%	0.1%	0.1%
Other, net	(0.6)%	0.9%	(0.5)%
Effective tax rate	37.7%	38.0%	36.0%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Defined postretirement benefit obligation	$11,476	$11,049
Allowance for loan losses	7,886	7,815
Accrued expenses	1,787	1,689
Federal net operating loss carryforwards	1,740	2,397
Stock compensation	1,698	2,008
State income taxes	1,515	889
Premises and equipment	990	945
Securities available-for-sale	598	—
California net operating loss carryforwards	454	591
Split-dollar life insurance benefit plan	102	107
Tax credit carryforwards	101	57
Other	1,069	742
Total deferred tax assets	29,416	28,289

Deferred tax liabilities:
Intangible assets	(1,614)	(2,101)
Loan fees	(1,278)	(1,331)
Prepaid expenses	(644)	(1,022)
I/O strips	(448)	(574)
Securities available-for-sale	—	(505)
FHLB stock	(244)	(245)
Other	(130)	(293)
Total deferred tax liabilities	(4,358)	(6,071)
Net deferred tax assets	$25,058	$22,218

At December 31, 2016, the Company's federal net operating loss carryforwards were $4,973,000 and the Company's California net operating loss carryforwards were $6,584,000. These amounts are attributable to the Focus transaction. The realization of these net operating loss carryforwards for federal and state tax purposes is limited under current tax law with limitations placed on the amount of net operating losses that can be utilized annually. The Company does not, however, believe that its annual limitation of $1,877,000 will impact the ultimate deductibility of the net operating loss carry-forwards.  The State tax credit carryforwards, net of Federal tax effects, were $57,000 as of December 31, 2016, which will begin to expire in 2019.  As the Company will be able to fully utilize the net operating loss carryforwards before they expire in 2035, no valuation allowance is required against the deferred tax assets.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting Standards Codification (ASC) 740-10 Accounting for Uncertainty in Income Taxes. The Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2016, and December 31, 2015, the Company had net deferred tax assets of $25,058,000 and $22,218,000, respectively. At December 31, 2016, the Company determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2013, and by the State of Californina taxing authority for years before 2012.

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

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments for the periods indicated:

	December 31,
	2016	2015
	(Dollars in thousands)
Low income housing investments	$3,880	$4,304
Future commitments	$365	$1,271

The Company expects $14,000 of the future commitments to be paid in 2017, $14,000 in 2018, and $337,000 in 2019 through 2023.

For tax purposes, the Company had low income housing tax credits of $459,000 and $685,000 for the years ended December 31, 2016 and December 2015, respectively, and low income housing investment losses of $282,000 and $916,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

13) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. In 2016, the Company granted 300,500 shares of nonqualified stock options and 85,024 shares of restricted stock subject to time vesting requirements. There were 601,765 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2016.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2016	1,775,027	$10.62
Granted	300,500	$10.36
Exercised	(147,416)	$6.36
Forfeited or expired	(209,020)	$20.01
Outstanding at December 31, 2016	1,719,091	$9.79	5.97	$9,508,526
Vested or expected to vest	1,615,946		5.97	$8,938,015
Exercisable at December 31, 2016	1,220,052		4.91	$7,068,780

Information related to the equity plans for each of the last three years:

	2016	2015	2014
Intrinsic value of options exercised	$606,359	$216,681	$258,467
Cash received from option exercise	$938,057	$315,076	$262,035
Tax benefit realized from option exercises	$242,303	$85,411	$102,710
Weighted average fair value of options granted	$2.12	$3.15	$3.90

As of December 31, 2016, there was $1,394,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.54 years.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	2016	2015	2014
Expected life in months(1)	72	72	84
Volatility(1)	31%	47%	57%
Weighted average risk-free interest rate(2)	1.41%	1.57%	2.09%
Expected dividends(3)	3.48%	3.37%	2.06%

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
(3)	Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date

The Company estimates the impact of forfeitures based on historical experience. Should the Company’s current estimate change, additional expense could be recognized or reversed in future periods. The Company issues authorized shares of common stock to satisfy stock option exercises.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2016	167,605	$9.28
Granted	85,024	$10.34
Vested	(47,214)	$9.18
Forfeited or expired	(5,912)	$9.68
Nonvested shares at December 31, 2016	199,503	$9.74

As of December 31, 2016, there was $1,525,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2004 Plan and 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.51 years.

14) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $2,000 and $1,500 for each employee’s contributions in 2016 and 2015, respectively. The Company made a discretionary matching contribution of up to $1,000 for each employee’s contributions in 2014. Contribution expense was $454,000, $342,000, and $206,000 in 2016, 2015 and 2014, respectively.

Employee Stock Ownership Plan

The Company sponsors a non‑contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year‑end. Employer contributions to the ESOP are discretionary. The Company has suspended contributions to the ESOP since 2010. At December 31, 2016, the ESOP owned 123,027 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its employees (“Deferral Agreements”). Under the Deferral Agreements, a participant may defer up to 100% of his or her board fees into a deferred account. The participant may elect a distribution schedule of up to ten years. Amounts deferred earn interest. The Company’s deferred compensation obligation of $0 and $20,000 as of December 31, 2016 and 2015 is included in “Accrued interest payable and other liabilities.”

The Company has purchased life insurance policies on the life of one of its former directors who has a Deferral Agreement. It is expected that the earnings on these policies will offset the cost of the program. In addition, the Company will receive death benefit payments upon the death of the former director. The proceeds will permit the Company to “complete” the deferral program as the former director originally intended if he dies prior to the completion of the deferral program. The disbursement of deferred fees is accelerated at death and commences one month after the former director dies.

In the event of the former director’s disability prior to attainment of his benefit eligibility date, the former director may request that the Board permit him to receive an immediate disability benefit equal to the annualized value of the director’s deferral account.

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan covering some current and some former key executives and directors (“SERP”). The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 52 at December 31, 2016. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The SERP has no assets and the entire projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2016	2015
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,287	$24,570
Service cost	534	862
Actuarial loss (gain)	425	805
Interest cost	1,035	883
Benefits paid	(905)	(833)
Projected benefit obligation at end of year	$27,376	$26,287
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$7,335	$7,149

Weighted‑average assumptions used to determine the benefit obligation at year‑end:

	2016	2015
Discount rate	3.85%	4.00%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2017	$1,133
2018	1,549
2019	1,559
2020	1,608
2021	1,658
2022 to 2026	9,712
$17,219

The components of pension cost for the SERP follow:

	2016	2015
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$534	$862
Interest cost	1,035	883
Amortization of net actuarial loss	239	386
Net periodic benefit cost	$1,808	$2,131

The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $276,000 and $239,000 as of December 31, 2016 and 2015, respectively.

Net periodic benefit cost was determined using the following assumption:

	2016	2015
Discount rate	4.00%	3.65%
Rate of compensation increase	N/A	N/A

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements, which continues after the participant’s employment and retirement. All participants are fully vested in their split‑dollar life insurance benefits. The accrued benefit liability for the split‑dollar insurance agreements represents either the present value of the future death benefits payable to the participants’ beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant’s underlying agreement.

The split‑dollar life insurance projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The measurement date of the split‑dollar life insurance benefit plan is December 31.

The following sets forth the funded status of the split dollar life insurance benefits:

	2016	2015
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,215	$4,641
Interest cost	248	169
Actuarial (gain) loss	(162)	1,405
Projected benefit obligation at end of year	$6,301	$6,215

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	2016	2015
	(Dollars in thousands)
Net actuarial loss	$2,126	$2,147
Prior transition obligation	1,328	1,418
Accumulated other comprehensive loss	$3,454	$3,565

Weighted‑average assumption used to determine the benefit obligation at year‑end follow:

	2016	2015
Discount rate	3.85%	4.00%

Components of net periodic benefit cost during the year are:

	2016	2015
	(Dollars in thousands)
Amortization of prior transition obligation	$(51)	$(113)
Interest cost	248	169
Net periodic benefit cost	$197	$56

The estimated net actuarial loss and prior transition obligation for the split‑dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 as of December 31, 2016 and 2015.

Weighted‑average assumption used to determine the net periodic benefit cost:

	2016	2015
Discount rate	4.00%	3.65%

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

The fair value of interest‑only (“I/O”) strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at December 31, 2016
Available-for-sale securities:
Agency mortgage-backed securities	$290,989	$—	$290,989	$—
Trust preferred securities	15,600	—	15,600	—
I/O strip receivables	1,067	—	1,067	—
Assets at December 31, 2015
Available-for-sale securities:
Agency mortgage-backed securities	$324,230	$—	$324,230	$—
U.S. Treasury	30,003	30,003	—	—
Trust preferred securities	15,132	—	15,132	—
U.S. Government sponsored entities	9,041	—	9,041	—
Corporate bonds	6,673	—	6,673	—
I/O strip receivables	1,367	—	1,367	—

There were no transfers between Level 1 and Level 2 during the year for assets measured at fair value on a recurring basis.

Financial Assets and Liabilities Measured on a Non‑Recurring Basis

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at December 31, 2016
Impaired loans - held-for-investment:
Commercial	$165	—	—	$165
Real estate:
CRE	419	—	—	419
Land and construction	199	—	—	199
	$783	—	—	$783
Foreclosed assets:
Land and construction	$229	—	—	229
	$229			229
Assets at December 31, 2015
Impaired loans - held-for-investment:
Commercial	$1,333	—	—	$1,333
Real estate:
CRE	503	—	—	503
Land and construction	219	—	—	219
Home equity	647	—	—	647
	$2,702	—	—	$2,702

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$1,112	$2,988
Book value of impaired loans held-for-investment carried at cost	2,078	3,539
Total impaired loans held-for-investment	$3,190	$6,527
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$1,112	$2,988
Specific valuation allowance	(329)	(286)
Impaired loans held-for-investment carried at fair value, net	$783	$2,702

Impaired loans held‑for‑investment were $3,190,000 at December 31, 2016. There were no partial charge‑offs at December 31, 2016.  In addition, these loans had a specific valuation allowance of $329,000 at December 31, 2016. Impaired loans held‑for‑investment totaling $1,112,000 at December 31, 2016 were carried at fair value as a result of the aforementioned partial charge‑offs and specific valuation allowances at year‑end. The remaining $2,078,000 of impaired loans were carried at cost at December 31, 2016, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during 2016 on impaired loans held‑for‑investment carried at fair value at December 31, 2016 resulted in an additional provision for loan losses of $320,000.

At December 31, 2016, foreclosed assets had a carrying amount of $229,000, with no valuation allowance at December 31, 2016.

Impaired loans held-for-investment were $6,527,000 at December 31, 2015. There were no partial charge offs at December 31, 2015. In addition, these loans had a specific valuation allowance of $286,000 at December 31, 2015. Impaired loans held for investment totaling $2,988,000 at December 31, 2015 were carried at fair value as a result of the aforementioned partial charge offs and specific valuation allowances at year end. The remaining $3,539,000 of impaired loans were carried at cost at December 31, 2015, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge offs and changes in specific valuation allowances during 2015 on impaired loans held for investment carried at fair value at December 31, 2015 resulted in an additional provision for loan losses of $156,000.

At December 31, 2015, foreclosed assets had a carrying amount of $364,000, with no valuation allowance at December 31, 2015.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis, except for consumer loans, at December 31, 2016 and 2015:

	December 31, 2016
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$165	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
CRE	419	Market Approach	Discount adjustment for differences between comparable sales	0 % to 3% (3)%

Land and construction	199	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Foreclosed assets:
Land and construction	229	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2)%

	December 31, 2015
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$1,333	Market Approach	Discount adjustment for differences between comparable sales	0% to 5% (5)%
Real estate:
CRE	503	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3)%

Land and construction	219	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

Home equity	647	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2)%
Foreclosed assets:
Land and construction	31	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

The Company obtains third party appraisals on its impaired loans held‑for‑investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the “market approach,” which is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

The carrying amounts and estimated fair values of the Company’s financial instruments, at year‑end were as follows:

	December 31, 2016 Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$266,103	$266,103	$—	$—	$266,103
Securities available-for-sale	306,589	—	306,589	—	306,589
Securities held-to-maturity	324,010	—	318,748	—	318,748
Loans (including loans held-for-sale), net	1,489,223	—	5,705	1,535,485	1,541,190
FHLB stock, FRB stock, and other investments	15,196	—	—	—	N/A
Accrued interest receivable	6,859		1,961	4,898	6,859
I/O strips receivables	1,067	—	1,067	—	1,067
Liabilities:
Time deposits	$224,717	$—	$225,047	$—	$225,047
Other deposits	2,037,423	—	2,037,423	—	2,037,423
Accrued interest payable	168	—	168	—	168

	December 31, 2015 Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$344,092	$344,092	$—	$—	$344,092
Securities available-for-sale	385,079	30,003	355,076	—	385,079
Securities held-to-maturity	109,311	—	109,821	—	109,821
Loans (including loans held-for-sale), net	1,347,087	—	7,297	1,337,939	1,345,236
FHLB stock, FRB stock, and other investments	12,694	—	—	—	N/A
Accrued interest receivable	5,043	—	1,654	3,389	5,043
I/O strips receivables	1,367	—	1,367	—	1,367
Liabilities:
Time deposits	$244,861	$—	$245,279	$—	$245,279
Other deposits	1,817,914	—	1,817,914	—	1,817,914
Short-term borrowings	3,000	—	3,000	—	3,000
Accrued interest payable	195	—	195	—	195

The methods and assumptions, not previously discussed, used to estimate the fair value are described as follows:

Cash and Cash Equivalents

The carrying amounts of cash on hand, noninterest and interest bearing due from bank accounts approximate fair values and are classified as Level 1.

Loans

The fair value of loans held‑for‑sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The carrying amounts of variable rate, fixed‑term money market accounts approximate their fair values at the reporting date resulting in a Level 2 classification. The carrying amounts of variable rate, certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Off‑Balance Sheet Items

Fair values for off‑balance sheet, credit‑related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

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

16) Commitments and Contingencies

Financial Instruments with Off‑Balance Sheet Risk

HBC is a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

HBC’s exposure to credit loss in the event of non‑performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. HBC uses the same credit policies in making commitments and conditional obligations as it does for on‑balance sheet instruments. Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit were as follows:

	December 31, 2016		December 31, 2015
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$15,556	$565,166	$16,917	$539,897
Standby letters of credit	3,921	11,837	3,402	13,458
	$19,477	$577,003	$20,319	$553,355

Commitments generally expire within one year.

Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

The Company is required to maintain interest‑bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2016, the Company maintained reserves of $28,167,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Loss Contingencies

The Company’s policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. A number of parties filed complaints in the Superior Court of California for the County of Santa Clara asserting certain claims against the Company arising from the transfer of funds. During the fourth quarter the Company reached settlements with each of the parties in amounts not material to the Company.

17) Shareholders’ Equity and Earnings Per Share

Series C Preferred Stock—On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock was mandatorily convertible into 5,601,000 shares of common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. The Series C Preferred Stock was non‑voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. The holders of Series C Preferred Stock received dividends on an as converted basis when dividends were also declared for holders of common stock. The Series C Preferred Stock was not redeemable by the Company or by the holders and had a liquidation preference of $1,000 per share. The Series C Preferred Stock ranked senior to the Company’s common stock.

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively "Preferred Stockholders") providing for the exchange of 21,003.75 shares of the Company's Series C convertible perpetual stock, no par value (“Series C Preferred Stock”) for 5,601,000 shares of the Company's common stock, no par value. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock. During the fourth quarter of 2016, Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. sold all of their shares of common stock.

Dividends—On January 26, 2017, the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend was paid on February 24, 2017, to shareholders of record at close of business day on February 10, 2017.

Earnings Per Share—Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participated in the earnings of the Company prior to the exchange for common stock and, therefore, the shares issued on the conversion of the Series C Preferred Stock were considered outstanding under the two‑class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$25,869	$14,705	$	$ 12,419
Less: undistributed earnings allocated to Series C Preferred Stock	(1,278)	(912)		(1,342)
Distributed and undistributed earnings allocated to common shareholders	$24,591	$13,793		$11,077

Weighted average common shares outstanding for basic earnings per common share	33,933,806	28,567,213		26,390,615
Dilutive effect of stock options oustanding, using the the treasury stock method	285,315	218,865		135,667
Shares used in computing diluted earnings per common share	34,219,121	28,786,078		26,526,282

Basic earnings per share	$0.72	$0.48		$0.42
Diluted earnings per share	$0.72	$0.48		$0.42

18) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since December 31, 2016, that management believes have changed the categorization of the Company or HBC as well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2016.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2016 and December 31, 2015, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2016, and December 31, 2015.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2016
Total Capital	$234,629	12.5%	$161,868	8.625%
(to risk-weighted assets)
Tier 1 Capital	$214,924	11.5%	$124,333	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$214,924	11.5%	$96,183	5.125%
(to risk-weighted assets)
Tier 1 Capital	$214,924	8.5%	$100,625	4.000%
(to average assets)

(1)	Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Total Capital	$218,915	12.5%	$140,041	8.0%
(to risk-weighted assets)
Tier 1 Capital	$199,299	11.4%	$105,031	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$181,221	10.4%	$78,773	4.5%
(to risk-weighted assets)
Tier 1 Capital	$199,299	8.6%	$92,918	4.0%
(to average assets)

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2016, and December 31, 2015.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2016
Total Capital	$231,069	12.3%	$187,602	10.0%	$161,807	8.625%
(to risk-weighted assets)
Tier 1 Capital	$211,364	11.3%	$150,082	8.0%	$124,287	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$211,364	11.3%	$121,942	6.5%	$96,146	5.125%
(to risk-weighted assets)
Tier 1 Capital	$211,364	8.4%	$125,746	5.0%	$100,597	4.000%
(to average assets)

(1)	Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Total Capital	$219,943	12.6%	$175,022	10.0%	$140,018	8.0%
(to risk-weighted assets)
Tier 1 Capital	$200,327	11.4%	$140,018	8.0%	$105,013	6.0%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$200,327	11.4%	$113,764	6.5%	$78,760	4.5%
(to risk-weighted assets)
Tier 1 Capital	$200,327	8.6%	$116,112	5.0%	$92,889	4.0%
(to average assets)

HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2016, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $4,361,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed dividends totaling $18,000,000 for the year ended December 31, 2016.

19) Noninterest Expense

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$34,660	$35,146	$26,250
Occupancy and equipment	4,378	4,300	4,053
Professional fees	3,471	1,828	1,891
Software subscriptions	1,573	1,214	999
Amortization on intangible assets	1,568	1,043	510
Data processing	1,331	1,371	969
Insurance expense	1,275	1,127	1,126
FDIC deposit insurance premiums	1,160	1,092	892
Foreclosed assets	25	(94)	53
Acquisition and integration related costs(1)	—	3,546	895
Other	8,198	8,100	6,584
Total	$57,639	$58,673	$44,222

(1)	Does not include pre-tax severance and retention cost of $2,887,000, which is included in salaries and employee benefits for the year ended December 31, 2015.

20) Business Segment Information

The following presents the Company’s operating segments. The Company operates through two business segments: Banking segment and Factoring segment. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate and funding costs. The provision for loan loss is allocated based on the segment’s allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding, which has been included in the results of operations since the acquisition on November 1, 2014.

	At or for Year Ended December 31, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$82,175	$12,256		$94,431
Intersegment interest allocations	1,163	(1,163)		—
Total interest expense	3,211	—		3,211
Net interest income	80,127	11,093		91,220
Provision for loan losses	1,181	56		1,237
Net interest income after provision	78,946	11,037	—	89,983
Noninterest income	10,821	804		11,625
Noninterest expense	50,298	7,341		57,639
Intersegment expense allocations	804	(804)		—
Income before income taxes	40,273	3,696		43,969
Income tax expense	15,036	1,552		16,588
Net income	$25,237	$2,144		$27,381
Total assets	$2,507,121	$63,759		$2,570,880
Loans, net of deferred fees	$1,452,991	$49,616		$1,502,607
Goodwill	$32,620	$13,044		$45,664

(1)	Includes the holding company’s results of operations

	At or for Year Ended December 31, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$66,306	$12,437	$78,743
Intersegment interest allocations	1,087	(1,087)	—
Total interest expense	2,422	—	2,422
Net interest income	64,971	11,350	76,321
Provision (credit) for loan losses	(156)	188	32
Net interest income after provision	65,127	11,162	76,289
Noninterest income	8,234	751	8,985
Noninterest expense	51,438	7,235	58,673
Intersegment expense allocations	386	(386)	—
Income before income taxes	22,309	4,292	26,601
Income tax expense	8,301	1,803	10,104
Net income	$14,008	$2,489	$16,497
Total assets	$2,306,543	$55,036	$2,361,579
Loans, net of deferred fees	$1,318,657	$40,059	$1,358,716
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	At or for Year Ended December 31, 2014
	Banking(1)	Factoring (2)	Consolidated
	(Dollars in thousands)
Interest income	$57,178	$2,078	$59,256
Intersegment interest allocations	31	(31)	—
Total interest expense	2,033	120	2,153
Net interest income	55,176	1,927	57,103
Provision (credit) for loan losses	(338)	—	(338)
Net interest income after provision	55,514	1,927	57,441
Noninterest income	7,662	84	7,746
Noninterest expense	43,132	1,090	44,222
Income before income taxes	20,044	921	20,965
Income tax expense	7,151	387	7,538
Net income	$12,893	$534	$13,427
Total assets	$1,561,911	$55,192	$1,617,103
Loans, net of deferred fees	$1,048,631	$40,012	$1,088,643
Goodwill	$—	$13,044	$13,044

(1)	Includes the holding company’s results of operations
(2)	Includes two months of Bay View Funding’s results of operation

21) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Cash and cash equivalents	$2,851	$1,686
Investment in subsidiary bank	256,174	246,357
Other assets	825	400
Total assets	$259,850	$248,443
Liabilities and Shareholder’s Equity
Short-term borrowings	—	3,000
Other liabilities	—	7
Shareholder’s equity	259,850	245,436
Total liabilities and shareholder’s equity	$259,850	$248,443

Condensed Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Dividend from subsidiary bank	$18,000	$—	$—
Interest expense	(11)	(18)	—
Other expenses	(2,568)	(2,705)	(2,033)
Income (loss) before income taxes and equity in net income of subsidiary bank	15,421	(2,723)	(2,033)
Equity in net income of subsidiary bank:
Net income of subsidiary bank	10,897	18,081	14,614
Income tax benefit	1,063	1,139	846
Net income	27,381	16,497	13,427
Dividends and discount accretion on preferred stock	(1,512)	(1,792)	(1,008)
Net income available to common shareholders	$25,869	$14,705	$12,419

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$27,381	$16,497	$13,427
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award, net of forfeitures and taxes	479	265	(9)
Equity in undistributed loss/(net income) of subsidiary bank	(10,897)	(18,081)	(14,614)
Net change in other assets and liabilities	(109)	269	(2,158)
Net cash provided by (used in) operating activities	16,854	(1,050)	(3,354)
Cash flows from financing activities:
Net change in purchased funds and other short-term borrowings	(3,000)	3,000	—
Payment of cash dividends	(13,627)	(10,738)	(5,758)
Proceeds from issuance of common stock, net of issuance costs	938	315	262
Net cash used in financing activities	(15,689)	(7,423)	(5,496)
Net increase (decrease) in cash and cash equivalents	1,165	(8,473)	(8,850)
Cash and cash equivalents, beginning of year	1,686	10,159	19,009
Cash and cash equivalents, end of year	$2,851	$1,686	$10,159

22) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	Quarter Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016
	(Dollars in thousands, except per share amounts)
Interest income	$23,991	$23,874	$23,504	$23,062
Interest expense	867	826	760	758
Net interest income	23,124	23,048	22,744	22,304
Provision for loan losses	240	245	351	401
Net interest income after provision for loan losses	22,884	22,803	22,393	21,903
Noninterest income	3,039	2,312	3,660	2,614
Noninterest expense	14,277	14,296	14,381	14,685
Income before income taxes	11,646	10,819	11,672	9,832
Income tax expense	4,431	4,054	4,377	3,726
Net income	7,215	6,765	7,295	6,106
Dividends on preferred stock	—	(504)	(504)	(504)
Net income available to common shareholders	7,215	6,261	6,791	5,602
Undistributed earnings allocated to Series C Preferred Stock	—	(300)	(575)	(403)
Distributed and undistributed earnings allocated to common shareholders	$7,215	$5,961	$6,216	$5,199
Earnings per common share
Basic	$0.19	$0.18	$0.19	$0.16
Diluted	$0.19	$0.18	$0.19	$0.16

	Quarter Ended (1)
	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	(Dollars in thousands, except per share amounts)
Interest income	$22,896	$20,306	$18,175	$17,366
Interest expense	758	623	533	508
Net interest income	22,138	19,683	17,642	16,858
Provision for loan losses	371	(301)	22	(60)
Net interest income after provision for loan losses	21,767	19,984	17,620	16,918
Noninterest income	2,829	2,066	2,164	1,926
Noninterest expense	17,361	16,419	12,617	12,276
Income before income taxes	7,235	5,631	7,167	6,568
Income tax expense	2,812	2,172	2,690	2,430
Net income	4,423	3,459	4,477	4,138
Dividends on preferred stock	(448)	(448)	(448)	(448)
Net income available to common shareholders	3,975	3,011	4,029	3,690
Undistributed earnings allocated to Series C Preferred Stock	(209)	(111)	(331)	(274)
Distributed and undistributed earnings allocated to common shareholders	$3,766	$2,900	$3,698	$3,416
Earnings per common share
Basic	$0.12	$0.10	$0.14	$0.13
Diluted	$0.12	$0.10	$0.14	$0.13

(1)

Pre-tax severance, retention and acquisition and integration costs included in noninterest expense were $2,991,000, $2,865,000, $423,000, and $119,000, for the fourth, third, second, and first quarters of 2015, respectively.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated April 23, 2015, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Focus Business Bank (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed on April 23, 2015)

3.1	Restated Articles of Incorporation of Heritage Commerce Corp (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed on March 4, 2010)
3.2

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp, as filed with the California Secretary of State on June 1, 2010 (incorporated by reference from the Registration Statement on Form S‑1 filed July 23, 2010)

3.3	Bylaws, as amended, of Heritage Commerce Corp (incorporated by reference from the Registrant’s Current Report Form 8‑K filed June 28, 2013)
10.1	Real Property Lease for Registrant’s Principle Office dated April 13, 2000 (incorporated by reference from Registrant’s Annual Report on Form 10‑K filed on March 6, 2015)
10.2	Sixth Amendment to Lease for Registrant’s Principle Office dated November 17, 2014 (incorporated by reference from Registrant’s Annual Report on Form 10‑K filed on March 6, 2015)
*10.3	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed May 3, 2005)
*10.4	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed June 2, 2009)
*10.5	Restricted Stock Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed March 22, 2005)
*10.6	2004 Stock Option Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed March 22, 2005)
*10.7	Non‑qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 31, 2005)
*10.8	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed October 22, 2007)
*10.9	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed July 21, 2011)
*10.10	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed February 1, 2012)
*10.11	Employment Agreement with David Porter, dated June 25, 2012 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed June 25, 2012)
*10.12	Employment Agreement with Keith Wilton, dated February 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed February 20, 2014)
*10.13	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed March 9, 2012)
*10.14	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed March 9, 2012)
*10.15	2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement in Form S‑8 filed July 15, 2013)
*10.16	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.17	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.18	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed September 30, 2008)
*10.19	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 17, 2008)
*10.20	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 17, 2008)
*10.21

Amendment No. 1 to Employment Agreement, dated December 29, 2008 between the Company and Walter T. Kaczmarek (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed January 2, 2009)

Exhibit Number	Description
*10.22

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Jack Conner and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed January 2, 2009)

*10.23

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Frank Bisceglia and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed January 2, 2009)

*10.24

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Robert Moles and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed January 2, 2009)

*10.25

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Ranson Webster and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed January 2, 2009)

10.26

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed December 23, 2009)

10.27

Stock Purchase Agreement, between Heritage Bank of Commerce, BVF Acquisition Corp and the stockholders named therein dated October 8, 2014 (incorporated herein from the Registrant’s Current Report on Form 8‑K, as filed October 9, 2014)

21.1	Subsidiaries of the Registrant
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*Management contract or compensatory plan or arrangement.