Form 10-Q
period 2017-03-31
HERITAGE COMMERCE CORP
filed 2017-05-05
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

(408) 947‑6900

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  YES ☐  NO ☒

The Registrant had 38,012,326 shares of Common Stock outstanding on April 25, 2017.

HERITAGE COMMERCE CORP

QUARTERLY REPORT ON FORM 10‑Q

Cautionary Note Regarding Forward‑Looking Statements

This Report on Form 10‑Q contains various statements that may constitute forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b‑6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward‑looking. These forward‑looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward‑looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements include statements relating to our projected growth, anticipated future financial performance, and management’s long‑term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition.

These forward‑looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. In addition, our past results of operations do not necessarily indicate our future results. The forward‑looking statements could be affected by many factors, including but not limited to:

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

•	effect of lower corporate tax rates if enacted on the Company’s deferred tax assets, equity, and income tax provision;
•	significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;
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

We are not able to predict all the factors that may affect future results. You should not place undue reliance on any forward looking statement, which speaks only as of the date of this Report on Form 10‑Q. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and due from banks	$31,724	$27,993
Other investments and interest-bearing deposits in other financial institutions	256,122	238,110
Total cash and cash equivalents	287,846	266,103
Securities available-for-sale, at fair value	341,590	306,589
Securities held-to-maturity, at amortized cost (fair value of $336,790 at March 31, 2017
and $318,748 at December 31, 2016)	341,383	324,010
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	3,911	5,705
Loans, net of deferred fees	1,513,287	1,502,607
Allowance for loan losses	(19,135)	(19,089)
Loans, net	1,494,152	1,483,518
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	15,203	15,196
Company-owned life insurance	59,570	59,148
Premises and equipment, net	7,512	7,490
Goodwill	45,664	45,664
Other intangible assets	6,605	6,950
Accrued interest receivable and other assets	38,355	50,507
Total assets	$2,641,791	$2,570,880

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$917,037	$917,187
Demand, interest-bearing	575,637	541,282
Savings and money market	606,116	572,743
Time deposits-under $250	56,988	57,857
Time deposits-$250 and over	164,824	163,670
CDARS - interest-bearing demand, money market and time deposits	9,485	9,401
Total deposits	2,330,087	2,262,140
Accrued interest payable and other liabilities	47,800	48,890
Total liabilities	2,377,887	2,311,030

Shareholders' equity:
Common stock, no par value; 60,000,000 shares authorized; 37,995,085 shares issued and outstanding
at March 31, 2017 and 37,941,007 shares issued and outstanding at December 31, 2016	216,039	215,237
Retained earnings	55,270	52,527
Accumulated other comprehensive loss	(7,405)	(7,914)
Total shareholders' equity	263,904	259,850
Total liabilities and shareholders' equity	$2,641,791	$2,570,880

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Interest income:
Loans, including fees	$20,398	$19,188
Securities, taxable	2,877	2,774
Securities, exempt from Federal tax	566	579
Other investments and interest-bearing deposits in other financial institutions	856	521
Total interest income	24,697	23,062

Interest expense:
Deposits	871	747
Short-term borrowings	—	11
Total interest expense	871	758

Net interest income before provision for loan losses	23,826	22,304
Provision for loan losses	321	401
Net interest income after provision for loan losses	23,505	21,903

Noninterest income:
Service charges and fees on deposit accounts	740	767
Increase in cash surrender value of life insurance	422	449
Gain on sales of SBA loans	324	305
Servicing income	285	371
(Loss) gain on sales of securities	(6)	180
Other	530	542
Total noninterest income	2,295	2,614

Noninterest expense:
Salaries and employee benefits	9,486	8,947
Professional fees	1,071	825
Occupancy and equipment	1,068	1,085
Other	3,703	3,828
Total noninterest expense	15,328	14,685
Income before income taxes	10,472	9,832
Income tax expense	3,934	3,726
Net income	6,538	6,106
Dividends on preferred stock	—	(504)
Net income available to common shareholders	$6,538	$5,602
Undistributed earnings allocated to Series C preferred stock	—	(403)
Distributed and undistributed earnings allocated to common shareholders	$6,538	$5,199

Earnings per common share:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net income	$6,538	$6,106
Other comprehensive income:
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	845	4,839
Deferred income taxes	(355)	(2,032)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(13)	(14)
Deferred income taxes	5	6
Reclassification adjustment for losses (gains) realized in income	6	(180)
Deferred income taxes	(2)	75
Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	486	2,694

Change in net pension and other benefit plan liability adjustment	39	48
Deferred income taxes	(16)	(20)
Change in pension and other benefit plan liability, net of deferred income taxes	23	28
Other comprehensive income	509	2,722
Total comprehensive income	$7,047	$8,828

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2017 and 2016
						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Income / (Loss)	Equity
	(Dollars in thousands)
Balance, January 1, 2016	21,004	$19,519	32,113,479	$193,364	$38,773	$(6,220)	$245,436
Net income	—	—	—	—	6,106	—	6,106
Other comprehensive income	—	—	—	—	—	2,722	2,722
Amortization of restricted stock awards, net
of forfeitures and taxes	—	—	—	186	—	—	186
Cash dividend declared $0.09 per share	—	—	—	—	(3,394)	—	(3,394)
Stock option expense, net of
fortfeitures and taxes	—	—	—	245	—	—	245
Stock options exercised	—	—	57,441	358	—	—	358
Balance, March 31, 2016	21,004	$19,519	32,170,920	$194,153	$41,485	$(3,498)	$251,659

Balance, January 1, 2017	—	$—	37,941,007	$215,237	$52,527	$(7,914)	$259,850
Net income	—	—	—	—	6,538	—	6,538
Other comprehensive income	—	—	—	—	—	509	509
Issuance of restricted stock awards, net	—	—	1,492	—	—	—	—
Amortization of restricted stock awards, net
of forfeitures and taxes	—	—	—	221	—	—	221
Cash dividend declared $0.10 per share	—	—	—	—	(3,795)	—	(3,795)
Stock option expense, net of
forfeitures and taxes	—	—	—	216	—	—	216
Stock options exercised	—	—	52,586	365	—	—	365
Balance, March 31, 2017	—	$—	37,995,085	$216,039	$55,270	$(7,405)	$263,904

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	March 31,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,538	$6,106
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,066	667
(Gain) loss on sale of securities available-for-sale	6	(180)
(Gain) loss on sale of SBA loans	(324)	(305)
Proceeds from sale of SBA loans originated for sale	4,103	4,927
Net change in SBA loans originated for sale	(3,861)	(2,505)
Provision (credit) for loan losses	321	401
Increase in cash surrender value of life insurance	(422)	(449)
Depreciation and amortization	190	169
Amortization of other intangible assets	345	392
Stock option expense, net	216	245
Amortization of restricted stock awards, net	221	186
Effect of changes in:
Accrued interest receivable and other assets	5,057	1,700
Accrued interest payable and other liabilities	(1,052)	(3,387)
Net cash provided by operating activities	12,404	7,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(47,296)	(75,803)
Purchase of securities held-to-maturity	(27,736)	(78,680)
Maturities/paydowns/calls of securities available-for-sale	12,740	11,075
Maturities/paydowns/calls of securities held-to-maturity	9,876	2,665
Proceeds from sales of securities available-for-sale	6,536	5,598
Net change in loans	(9,079)	(33,675)
Changes in Federal Home Loan Bank stock and other investments	(7)	(8)
Purchase of premises and equipment	(212)	(21)
Net cash used in investing activities	(55,178)	(168,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	67,947	(34,039)
Exercise of stock options	365	358
Repayment of short-term borrowings	—	(3,000)
Payment of cash dividends	(3,795)	(3,394)
Net cash provided by financing activities	64,517	(40,075)
Net (decrease) increase in cash and cash equivalents	21,743	(200,957)
Cash and cash equivalents, beginning of year	266,103	344,092
Cash and cash equivalents, end of year	$287,846	$143,135

Supplemental disclosures of cash flow information:
Interest paid	$891	$741
Income taxes paid	3	1,375
Supplemental schedule of non-cash investing activity:
Transfer of loans held-for-sale to loan portfolio	1,876	2,791
Loans transferred to foreclosed assets	—	49

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2016.

The Company acquired Focus Business Bank (“Focus”) on August 20, 2015. Focus was merged with HBC, with HBC as the surviving bank.

HBC is a commercial bank serving customers primarily located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. BVF/CSNK Acquisition Corp., a Delaware corporation (“BVF/CSNK”), the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding (“Bay View Funding”) is a wholly owned subsidiary of HBC, and provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. The Company reports its results for two segments: banking and factoring. The Company’s management uses segment results in its operating and strategic planning.

In management’s opinion, all adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. All intercompany transactions and balances have been eliminated.

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

The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2017.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share Based Payment Accounting. The standard is intended to simplify several areas of accounting for share based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. A nonpublic entity can make an accounting policy election to apply a practical expedient to estimate the expected term for all awards with performance or service conditions that meet certain conditions. A nonpublic entity can make a one time accounting policy election to switch from measuring all liability classified awards at fair value to intrinsic value. The Company adopted the new guidance on January 1, 2017. The amount of the impact on the effective tax rate will be determined by the number of stock options exercised and the stock price of the Company when the stock options are exercised, and the amount of restricted stock awards vesting. The adoption of this guidance resulted in a reduction to income tax expense of $112,000 for the first quarter of 2017. In connection with the adoption, the Company has elected to estimate forfeitures each reporting period.

Newly Issued, but not yet Effective Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an update to the guidance for accounting for revenue from contracts with customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements. Our preliminary finding is that the new pronouncement will not have a significant impact on the consolidated financial statements as the majority of our business transactions will not be subject to this pronouncement.

In January 2016, the FASB issued ASU  No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements. Our preliminary finding is that the new pronouncement will not have a significant impact on our Statement of Operations as the majority of the Company's investment securities are classified as available-for-sale and held-to-maturity debt securities. The pronouncement will require some revision to our disclosures within the consolidated financial statements and we are currently evaluating the impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight line basis over the lease term. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. The update amends the accounting for credit losses on available for sale securities, whereby credit losses will be presented as an allowance as opposed to a write down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have formed a committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

2) Shareholders’ Equity and Earnings Per Share

On September 12, 2016, the Company, entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C convertible perpetual preferred stock, no par value (“ Series C Preferred Stock”) for 5,601,000 shares of the Company’s common stock, no par value. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock.

Earnings Per Share -- Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participated in the earnings of the Company prior to the exchange for common stock and, therefore, the shares issued on the conversion of the Series C Preferred Stock were considered outstanding under the two class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$6,538	$5,602
Less: undistributed earnings allocated to Series C Preferred Stock	—	(403)
Distributed and undistributed earnings allocated to common shareholders	$6,538	$5,199

Weighted average common shares outstanding for basic earnings per common share	37,957,999	32,125,716
Dilutive effect of stock options oustanding, using the the treasury stock method	536,108	251,777
Shares used in computing diluted earnings per common share	38,494,107	32,377,493

Basic earnings per share	$0.17	$0.16
Diluted earnings per share	$0.17	$0.16

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

`	Three Months Ended March 31, 2017 and 2016
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2017, net of taxes	$(540)	$336	$(7,710)	$(7,914)
Other comprehensive income (loss) before reclassification, net of taxes	490	—	(7)	483
Amounts reclassified from other comprehensive income (loss), net of taxes	4	(8)	30	26
Net current period other comprehensive income (loss), net of taxes	494	(8)	23	509
Ending balance March 31, 2017, net of taxes	$(46)	$328	$(7,687)	$(7,405)

Beginning balance January 1, 2016, net of taxes	$1,090	$403	$(7,713)	$(6,220)
Other comprehensive income before reclassification, net of taxes	2,807	—	—	2,807
Amounts reclassified from other comprehensive income (loss), net of taxes	(105)	(8)	28	(85)
Net current period other comprehensive income (loss), net of taxes	2,702	(8)	28	2,722
Ending balance March 31, 2016, net of taxes	$3,792	$395	$(7,685)	$(3,498)

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2017	2016	Net Income is Presented
	(Dollars in thousands)
Unrealized (loss) gains on available-for-sale securities and I/O strips	$(6)	$180	Gain on sales of securities
	2	(75)	Income tax expense
	(4)	105	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities held-to-maturity	13	14	Interest income on taxable securities
	(5)	(6)	Income tax expense
	8	8	Net of tax

Amortization of defined benefit pension plan items(1)
Prior transition obligation	18	13
Actuarial losses	(69)	(60)
	(51)	(47)	Income before income tax
	21	19	Income tax benefit
	(30)	(28)	Net of tax
Total reclassification for the year	$(26)	$85

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at March 31, 2017 and December 31, 2016 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$327,726	$987	$(3,267)	$325,446
Trust preferred securities	15,000	1,144	—	16,144
Total	$342,726	$2,131	$(3,267)	$341,590

Securities held-to-maturity:
Agency mortgage-backed securities	$251,162	$27	$(3,302)	$247,887
Municipals - exempt from Federal tax	90,221	639	(1,957)	88,903
Total	$341,383	$666	$(5,259)	$336,790

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$293,598	$928	$(3,537)	$290,989
Trust preferred securities	15,000	600	—	15,600
Total	$308,598	$1,528	$(3,537)	$306,589

Securities held-to-maturity:
Agency mortgage-backed securities	$233,409	$15	$(3,554)	$229,870
Municipals - exempt from Federal tax	90,601	521	(2,244)	88,878
Total	$324,010	$536	$(5,798)	$318,748

Securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$277,201	$(3,267)	$—	$—	$277,201	$(3,267)
Total	$277,201	$(3,267)	$—	$—	$277,201	$(3,267)

Securities held-to-maturity:
Agency mortgage-backed securities	$236,241	$(3,282)	$419	$(20)	$236,660	$(3,302)
Municipals - exempt from Federal tax	55,215	(1,758)	2,064	(199)	57,279	(1,957)
Total	$291,456	$(5,040)	$2,483	$(219)	$293,939	$(5,259)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)
Total	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)

Securities held-to-maturity:
Agency mortgage-backed securities	$222,132	$(3,528)	$612	$(26)	$222,744	(3,554)
Municipals - exempt from Federal tax	57,304	(2,026)	2,046	(218)	59,350	(2,244)
Total	$279,436	$(5,554)	$2,658	$(244)	$282,094	$(5,798)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2017, the Company held 467 securities (158 available-for-sale and 309 held‑to‑maturity), of which 312 had fair values below amortized cost. At March 31, 2017, there were $2,064,000 of municipal bonds held-to-maturity, and $419,000 of agency mortgage-backed securities held-to-maturity carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $219,000 at March 31, 2017. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at March 31, 2017.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Proceeds	$6,536	$5,598
Gross gains	—	180
Gross losses	(6)	—

The amortized cost and estimated fair values of securities as of March 31, 2017 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after ten years	$15,000	$16,144
Agency mortgage-backed securities	327,726	325,446
Total	$342,726	$341,590

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	1,647	1,651
Due after one through five years	3,451	3,483
Due after five through ten years	18,077	18,439
Due after ten years	67,046	65,330
Agency mortgage-backed securities	251,162	247,887
Total	$341,383	$336,790

5) Loans

Loans were as follows for the periods indicated:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$609,353	$604,331
Real estate:
CRE	679,989	662,228
Land and construction	81,101	81,002
Home equity	80,360	82,459
Residential mortgages	49,569	52,887
Consumer	13,807	20,460
Loans	1,514,179	1,503,367
Deferred loan fees, net	(892)	(760)
Loans, net of deferred fees	1,513,287	1,502,607
Allowance for loan losses	(19,135)	(19,089)
Loans, net	$1,494,152	$1,483,518

At March 31, 2017 and December 31, 2016, total net loans included in the table above include $82,819,000 and $88,453,000, respectively, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended March 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(366)	—	—	(366)
Recoveries	50	41	—	91
Net (charge-offs) recoveries	(316)	41	—	(275)
Provision (credit) for loan losses	912	(625)	34	321
End of period balance	$11,252	$7,743	$140	$19,135

	Three Months Ended March 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,748	$8,076	$102	$18,926
Charge-offs	(117)	—	—	(117)
Recoveries	32	216	—	248
Net (charge-offs) recoveries	(85)	216	—	131
Provision (credit) for loan losses	616	(224)	9	401
End of period balance	$11,279	$8,068	$111	$19,458

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	March 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,441	$—	$—	$1,441
Collectively evaluated for impairment	9,811	7,743	140	17,694
Acquired with deterioriated credit quality	—	—	—	—
Total allowance balance	$11,252	$7,743	$140	$19,135
Loans:
Individually evaluated for impairment	$3,929	$1,357	$2	$5,288
Collectively evaluated for impairment	605,179	889,662	13,805	1,508,646
Acquired with deterioriated credit quality	245	—	—	245
Total loan balance	$609,353	$891,019	$13,807	$1,514,179

	December 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$—	$—	$329
Collectively evaluated for impairment	10,327	8,327	106	18,760
Acquired with deterioriated credit quality	—	—	—	—
Total allowance balance	$10,656	$8,327	$106	$19,089
Loans:
Individually evaluated for impairment	$2,057	$885	$3	$2,945
Collectively evaluated for impairment	602,029	877,691	20,457	1,500,177
Acquired with deterioriated credit quality	245	—	—	245
Total loan balance	$604,331	$878,576	$20,460	$1,503,367

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	March 31, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$2,609	$2,609	$—	$1,808	$1,808	$—
Real estate:
Commercial	1,770	912	—	1,278	419	—
Land and construction	214	195	—	218	199	—
Home Equity	250	250	—	267	267	—
Consumer	2	2	—	3	3	—
Total with no related allowance recorded	4,845	3,968	—	3,574	2,696	—

With an allowance recorded:
Commercial	1,565	1,565	1,441	494	494	329
Total with an allowance recorded	1,565	1,565	1,441	494	494	329
Total	$6,410	$5,533	$1,441	$4,068	$3,190	$329

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Three Months Ended March 31, 2017
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$3,239	$665	$197	$259	$2	$4,362
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2016
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,343	$2,951	$216	$914	$4	$5,428
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	March 31,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$5,200	$4,184	$3,059
Restructured and loans over 90 days past due and still accruing	207	—	—
Total nonperforming loans	5,407	4,184	3,059
Other restructured loans	126	145	131
Total impaired loans	$5,533	$4,329	$3,190

The following table presents the nonperforming loans by class for the periods indicated:

	March 31, 2017			December 31, 2016
		Restructured and			Restructured and
		Loans over 90 Days			Loans over 90 Days
		Past Due and			Past Due and
	Nonaccrual	Still Accruing	Total	Nonaccrual	Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,841	$207	$4,048	$2,171	$—	$2,171
Real estate:
CRE	912	—	912	419	—	419
Land and construction	195	—	195	199	—	199
Home equity	250	—	250	267	—	267
Consumer	2	—	2	3	—	3
Total	$5,200	$207	$5,407	$3,059	$—	$3,059

The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2017
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$2,932	$506	$1,953	$5,391	$603,962	$609,353
Real estate:
CRE	509	—	—	509	679,480	679,989
Land and construction	—	—	195	195	80,906	81,101
Home equity	—	—	—	—	80,360	80,360
Residential mortgages	—	—	—	—	49,569	49,569
Consumer	—	—	—	—	13,807	13,807
Total	$3,441	$506	$2,148	$6,095	$1,508,084	$1,514,179

	December 31, 2016
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$3,998	$857	$2,036	$6,891	$597,440	$604,331
Real estate:
CRE	632	—	—	632	661,596	662,228
Land and construction	—	—	199	199	80,803	81,002
Home equity	—	267	—	267	82,192	82,459
Residential mortgages	—	—	—	—	52,887	52,887
Consumer	—	—	—	—	20,460	20,460
Total	$4,630	$1,124	$2,235	$7,989	$1,495,378	$1,503,367

Past due loans 30 days or greater totaled $6,095,000 and $7,989,000 at March 31, 2017 and December 31, 2016, respectively, of which $1,977,000 and $2,057,000 were on nonaccrual. At March 31, 2017, there were also

$3,223,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2016, there were also $1,002,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at March 31, 2017 and December 31, 2016.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	March 31, 2017			December 31, 2016
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$601,657	$7,696	$609,353	$594,255	$10,076	$604,331
Real estate:
CRE	678,268	1,721	679,989	659,777	2,451	662,228
Land and construction	80,906	195	81,101	80,803	199	81,002
Home equity	79,788	572	80,360	81,866	593	82,459
Residential mortgages	49,569	—	49,569	52,887	—	52,887
Consumer	13,805	2	13,807	20,455	5	20,460
Total	$1,503,993	$10,186	$1,514,179	$1,490,043	$13,324	$1,503,367

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The balance of troubled debt restructurings at March 31, 2017 was $128,000, which included $2,000 of nonaccrual loans and $126,000 of accruing loans. The balance of troubled debt restructurings at December 31, 2016 was $133,000, which included $2,000 of nonaccrual loans and $131,000 of accruing loans. Approximately $2,000 in specific reserves were established with respect to these loans as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

There were no new loans modified as troubled debt restructurings during the three months ended March 31, 2017 and 2016.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month ended March 31, 2017 and 2016.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2017, the carrying value of goodwill was $45,664,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding and $32,620,000 from its acquisition of Focus.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”). If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, then a quantitative two-step impairment test is required. Step 1 includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

Other Intangible Assets

The core deposit intangible asset originally acquired in the June 2007 acquisition of Diablo Valley Bank was $5,049,000. The core deposit intangible asset is amortized over its estimated useful life of 10 years. Accumulated amortization of these intangible assets was $4,903,000 and $4,854,000 at March 31, 2017 and December 31, 2016, respectively.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $1,338,000 and $1,120,000 at March 31, 2017 and December 31, 2016, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $746,000 and $669,000 at March 31, 2017 and December 31, 2016, respectively.

Estimated amortization expense for 2017 and each of the next five years follows:

			Bay View Funding
	Diablo Valley			Customer &
	Bank Core	Focus Core	Below Market	Brokered	Non-Compete	Total
	Deposit	Deposit	Value Lease	Relationship	Agreement	Amortization
Year	Intangible	Intangible	Intangible	Intangible	Intangible	Expense
	(Dollars in thousands)
2017	$195	$875	$31	$190	$70	$1,361
2018	—	775	—	190	—	965
2019	—	734	—	190	—	924
2020	—	716	—	190	—	906
2021	—	596	—	190	—	786
2022	—	502	—	190	—	692
	$195	$4,198	$31	$1,140	$70	$5,634

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2017 and December 31, 2016.

7) Income Taxes

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual current tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense or benefit, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.

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

The Company had net deferred tax assets of $22,500,000, and $25,058,000, at March 31, 2017, and December 31, 2016, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2017 and December 31, 2016 will be fully realized in future years.

The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Low income housing investments	$3,756	$3,880
Future commitments	$365	$365

The Company expects future commitments of $68,000 to be paid in 2017, $14,000 in 2018, and $283,000 in 2019 through 2023.

For tax purposes, the Company had low income housing tax credits of $110,000 and $111,000 for the three months ended March 31, 2017 and March 31, 2016, respectively, and low income housing investment losses of $115,000 and $117,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$81	$133
Interest cost	259	259
Amortization of net actuarial loss	69	60
Net periodic benefit cost	$409	$452

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,301	$6,215
Interest cost	61	248
Actuarial gain	—	(162)
Projected benefit obligation at end of period	$6,362	$6,301

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Net actuarial loss	$2,166	$2,126
Prior transition obligation	1,306	1,328
Accumulated other comprehensive loss	$3,472	$3,454

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Amortization of prior transition obligation	$(18)	$(13)
Interest cost	61	62
Net periodic benefit cost	$43	$49

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at March 31, 2017
Available-for-sale securities:
Agency mortgage-backed securities	$325,446	$—	$325,446	$—
Trust preferred securities	16,144	—	16,144	—
I/O strip receivables	1,045	—	1,045	—
Assets at December 31, 2016
Available-for-sale securities:
Agency mortgage-backed securities	$290,989	$—	$290,989	$—
Trust preferred securities	15,600	—	15,600	—
I/O strip receivables	1,067	—	1,067	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at March 31, 2017
Impaired loans - held-for-investment:
Commercial	$125	—	—	$125
Real estate:
CRE	398	—	—	398
Land and construction	195	—	—	195
	$718	—	—	$718
Foreclosed assets:
Land and construction	$183	—	—	$183
	$183			$183
Assets at December 31, 2016
Impaired loans - held-for-investment:
Commercial	$165	—	—	$165
Real estate:
CRE	419	—	—	419
Land and construction	199	—	—	199
	$783	—	—	$783
Foreclosed assets:
Land and construction	$229	—	—	$229
	$229			$229

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$2,159	$1,112
Book value of impaired loans held-for-investment carried at cost	3,374	2,078
Total impaired loans held-for-investment	$5,533	$3,190
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$2,159	$1,112
Specific valuation allowance	(1,441)	(329)
Impaired loans held-for-investment carried at fair value, net	$718	$783

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $5,533,000 at March 31, 2017.  In addition, these loans had a specific valuation allowance of $1,441,000 at March 31, 2017. Impaired loans held‑for‑investment totaling $2,159,000 at March 31, 2017, were carried at fair value as a result of the aforementioned partial charge‑offs and specific valuation allowances at period‑end. The remaining $3,374,000 of impaired loans were carried at cost at March 31, 2017, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first three months of 2017 on impaired loans held‑for‑investment carried at fair value at March 31, 2017 resulted in an additional provision for loan losses of $1,170,000.

At March 31, 2017, foreclosed assets had a carrying amount of $183,000, with no valuation allowance.

Impaired loans held-for-investment were $3,190,000 at December 31, 2016. There were no partial charge-offs at December 31, 2016.  In addition, these loans had a specific valuation allowance of $329,000 at December 31, 2016. Impaired loans held-for-investment totaling $1,112,000 at December 31, 2016 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $2,078,000 of impaired loans were carried at cost at December 31, 2016, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2016 on impaired loans held-for-investment carried at fair value at December 31, 2016 resulted in an additional provision for loan losses of $320,000.

At December 31, 2016, foreclosed assets had a carrying amount of $229,000, with no valuation allowance.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	March 31, 2017
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$125	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
CRE	398	Market Approach	Discount adjustment for differences between comparable sales	0 % to 3% (3)%

Land and construction	195	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Foreclosed assets:
Land and construction	183	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2)%

	December 31, 2016
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$165	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
CRE	419	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3)%

Land and construction	199	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

Foreclosed assets:
Land and construction	229	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2)%

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

The carrying amounts and estimated fair values of financial instruments at March 31, 2017 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$287,846	$287,846	$—	$—	$287,846
Securities available-for-sale	341,590	—	341,590	—	341,590
Securities held-to-maturity	341,383	—	336,790	—	336,790
Loans (including loans held-for-sale), net	1,498,063	—	3,911	1,537,411	1,541,322
FHLB stock, FRB stock, and other investments	15,203	—	—	—	N/A
Accrued interest receivable	7,127		2,310	4,817	7,127
I/O strips receivables	1,045	—	1,045	—	1,045
Liabilities:
Time deposits	$224,953	$—	$225,297	$—	$225,297
Other deposits	2,105,134	—	2,105,134	—	2,105,134
Accrued interest payable	148	—	148	—	148

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2016:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$266,103	$266,103	$—	$—	$266,103
Securities available-for-sale	306,589	—	306,589	—	306,589
Securities held-to-maturity	324,010	—	318,748	—	318,748
Loans (including loans held-for-sale), net	1,489,223	—	5,705	1,535,485	1,541,190
FHLB stock, FRB stock, and other investments	15,196	—	—	—	N/A
Accrued interest receivable	6,859	—	1,961	4,898	6,859
I/O strips receivables	1,067	—	1,067	—	1,067
Liabilities:
Time deposits	$224,717	$—	$225,047	$—	$225,047
Other deposits	2,037,423	—	2,037,423	—	2,037,423
Accrued interest payable	168	—	168	—	168

The methods and assumptions, not previously discussed, used to estimate the fair value are described as follows:

Cash and Cash Equivalents

The carrying amounts of cash on hand, noninterest and interest-bearing due from bank accounts, and Fed funds sold approximate fair values and are classified as Level 1.

Loans

The fair value of loans held‑for‑sale is estimated based upon binding contracts and quotes from third parties resulting in a Level 2 classification.

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

Off‑balance Sheet Instruments

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

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the three months ended March 31, 2017, the Company did not grant any nonqualified stock options or restricted stock. There were 606,936 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2017.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2017	1,719,091	$9.79
Granted	—	$—
Exercised	(52,586)	$6.94
Forfeited or expired	(13,291)	$19.38
Outstanding at March 31, 2017	1,653,214	$9.81	5.74	$8,627,192
Vested or expected to vest	1,554,021		5.74	$8,109,560
Exercisable at March 31, 2017	1,226,386		4.81	$6,728,248

As of March 31, 2017, there was $1,164,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.39 years.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2017	199,503	$9.74
Granted	2,376	$10.16
Vested	(9,752)	$9.20
Forfeited or expired	(884)	$9.36
Nonvested shares at March 31, 2017	191,243	$9.78

As of March 31, 2017, there was $1,322,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.35 years.

11) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since March 31, 2017, that management believes have changed the categorization of the Company or HBC as well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street

Reform and Consumer Protection Act of 2010, as amended. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2017.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2017 and December 31, 2016, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2017, and December 31, 2016.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of March 31, 2017
Total Capital	$237,859	12.5%	$176,649	9.25%
(to risk-weighted assets)
Tier 1 Capital	$218,099	11.4%	$138,455	7.25%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$218,099	11.4%	$109,809	5.75%
(to risk-weighted assets)
Tier 1 Capital	$218,099	8.6%	$101,321	4.00%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2017, and December 31, 2016.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of March 31, 2017
Total Capital	$233,741	12.2%	$190,904	10.0%	$176,586	9.25%
(to risk-weighted assets)
Tier 1 Capital	$213,981	11.2%	$152,723	8.0%	$138,405	7.25%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$213,981	11.2%	$124,088	6.5%	$109,770	5.75%
(to risk-weighted assets)
Tier 1 Capital	$213,981	8.4%	$126,620	5.0%	$101,296	4.00%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2016
Total Capital	$231,069	12.3%	$187,602	10.0%	$161,807	8.625%
(to risk-weighted assets)
Tier 1 Capital	$211,364	11.3%	$150,082	8.0%	$124,287	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$211,364	11.3%	$121,942	6.5%	$96,146	5.125%
(to risk-weighted assets)
Tier 1 Capital	$211,364	8.4%	$125,746	5.0%	$100,597	4.000%
(to average assets)

(1)	Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2017, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $29,260,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the first quarter of 2017, HBC distributed dividends of $4,000,000 to HCC.

12) Loss Contingencies

The Company’s policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. A number of parties filed complaints in the Superior Court of California for the County of Santa Clara asserting certain claims against the Company arising from the transfer of funds. During the fourth quarter of 2016, the Company reached settlements with each of the parties in amounts not material to the Company.

13) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Salaries and employee benefits	$9,486	$8,947
Professional fees	1,071	825
Occupancy and equipment	1,068	1,085
Software subscriptions	417	341
Data processing	383	400
Insurance expense	352	299
Amortization on intangible assets	345	392
FDIC deposit insurance premiums	297	331
Other	1,909	2,065
Total	$15,328	$14,685

14) Business Segment Information

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

	Three Months Ended March 31, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$21,969	$2,728		$24,697
Intersegment interest allocations	260	(260)		—
Total interest expense	871	—		871
Net interest income	21,358	2,468		23,826
Provision for loan losses	311	10		321
Net interest income after provision	21,047	2,458	—	23,505
Noninterest income	2,115	180		2,295
Noninterest expense	13,579	1,749		15,328
Intersegment expense allocations	133	(133)		—
Income before income taxes	9,716	756		10,472
Income tax expense	3,616	318		3,934
Net income	$6,100	$438		$6,538

Total assets	$2,584,288	$57,503		$2,641,791
Loans, net of deferred fees	$1,470,450	$42,837		$1,513,287
Goodwill	$32,620	$13,044		$45,664

(1)	Includes the holding company’s results of operations

	Three Months Ended March 31, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,208	$2,854	$23,062
Intersegment interest allocations	245	(245)	—
Total interest expense	758	—	758
Net interest income	19,695	2,609	22,304
Provision for loan losses	387	14	401
Net interest income after provision	19,308	2,595	21,903
Noninterest income	2,412	202	2,614
Noninterest expense	13,052	1,633	14,685
Intersegment expense allocations	175	(175)	—
Income before income taxes	8,843	989	9,832
Income tax expense	3,310	416	3,726
Net income	$5,533	$573	$6,106

Total assets	$2,271,411	$55,922	$2,327,333
Loans, net of deferred fees	$1,353,315	$41,949	$1,395,264
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

15) Subsequent Events

On April 27, 2017, the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend to holders of common stock. The dividend will be paid on May 25, 2017 to shareholders of record on May 11, 2017.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the “Company” or “HCC”), its wholly‑owned subsidiary, Heritage Bank of Commerce (“HBC”), and HBC’s wholly‑owned subsidiary, CSNK Working Capital Finance Corp., a California Corporation, dba Bay View Funding (“Bay View Funding”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the “Company,” “Heritage,” “we,” “us,” and “our,” in this Report on Form 10‑Q refer to Heritage Commerce Corp and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2016. There are no changes to these policies as of March 31, 2017, except for accounting for share-based compensation arrangements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to income tax expense of $112,000 for the first quarter of 2017.

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

Performance Overview

For the three months ended March 31, 2017, net income was $6.5 million, or $0.17 per average diluted common share, compared to $6.1 million, or $0.16 per average diluted common share, for the three months ended March 31, 2016. The Company’s annualized return on average tangible assets was 1.05% and annualized return on average tangible equity was 12.69% for the three months ended March 31, 2017, compared to 1.07% and 12.62%, respectively, for the three months ended March 31, 2016.

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business- essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	March 31,	March 31,
	2017	2016
	(Dollars in thousands)
Total factored receivables	$42,837	$41,949
Average factored receivables	$44,770	$39,794
Total full time equivalent employees	37	39

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

Series C Preferred Stock

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C Preferred Stock for 5,601,000 shares of the Company’s common stock. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock. During the fourth quarter of 2016, Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. sold all of their shares of common stock.  The exchange of the Series C Preferred Stock for common stock resulted in an increase in the Company’s common equity Tier 1 risk-based capital ratio at March 31, 2017 and December 31, 2016, but had no effect on HBC’s common equity Tier 1 risk-based capital ratio or other regulatory capital ratios of the Company or HBC.

First Quarter 2017 Highlights

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 7% to $23.8 million for the first quarter of 2017, compared to $22.3 million for the first quarter of 2016, primarily due to the impact of organic growth in the loan portfolio, the purchased residential mortgage loans, purchased commercial real estate (“CRE”) loans, and an increase in the average balance of investment securities.

•

The fully tax equivalent (“FTE”) net interest margin contracted 16 basis points to 4.06% for the first quarter of 2017, from 4.22% for the first quarter of 2016, primarily due to lower yields on securities and the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction, partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds.

•

The yield on the loan portfolio was 5.53% for the first quarter of 2017, compared to 5.64% for the first quarter of 2017. The decrease in the yield on the loan portfolio for the first quarter of 2017, compared to the first quarter of 2016, reflects the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction, partially offset by the impact of increases in the prime rate.  The yield on the loan portfolio, excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction, increased to 5.00% for the first quarter of 2017, compared to 4.78% for the first quarter of 2016.

•

The accretion of the loan purchase discount into loan interest income from the Focus transaction was $213,000 for the first quarter of 2017, and $518,000 for the first quarter of 2016.  The total purchase discount on non‑impaired loans from the Focus loan portfolio was $4.6 million as of the acquisition date, of which $3.2 million has been accreted into loan interest income from the acquisition date through March 31, 2017.

•	There was a $321,000 provision for loan losses for the first quarter of 2017, compared to a $401,000 provision for loan losses for the first quarter of 2016.

•	Noninterest income decreased to $2.3 million for the first quarter of 2017, compared to $2.6 million for the first quarter of 2016.
•

Total noninterest expense for the first quarter of 2017 was $15.3 million, compared to $14.7 million for the first quarter of 2016. The increase in noninterest expense in the first quarter of 2017, compared to the first and quarter of 2016, was primarily due to higher salaries and employee benefits as a result of hiring additional employees and higher professional fees.

•	The efficiency ratio for the first quarter of 2017 improved to 58.68%, compared to 58.93% for the first quarter of 2016.

•

Income tax expense for the first quarter of 2017 was $3.9 million, compared to $3.7 million for the first quarter of 2016. The effective tax rate for the first quarter of 2017 was 37.6%, compared to 37.9% for the first quarter of 2016.

•

The return on average tangible assets was 1.05%, and the return on average tangible equity was 12.69%, for the first quarter of 2017, compared to 1.07% and 12.62%, respectively, for the first quarter of 2016.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, interest‑bearing deposits in other financial institutions and securities available‑for‑sale increased 6% to $629.4 million at March 31, 2017, from $591.7 million at March 31, 2016, and increased 10% from $572.7 million at December 31, 2016.

•	At at March 31, 2017, investment securities held‑to‑maturity totaled $341.4 million, compared to $185.2 million at March 31, 2016, and $324.0 million at December 31, 2016.

•

Loans, excluding loans held‑for‑sale, increased $118.0 million, or 8%, to $1.51 billion at March 31, 2017, compared to $1.40 billion at March 31, 2016, which included an increase of $29.4 million, or 2% in the Company’s legacy portfolio, an increase of $888,000 in the factored receivables portfolio, $38.2 million of purchased CRE loans, and $49.5 million of purchased residential mortgage loans. Loans increased $10.7 million, or 1%, to $1.51 billion at March 31, 2017, compared to $1.50 billion at December 31, 2016, which included an increase of $13.6 million in the Company’s legacy portfolio, a decrease of $6.8 million in the factored receivables portfolio, an increase of $7.2 million of purchased CRE loans, and a decrease of $3.3 million of purchased residential mortgage loans.

•

Nonperforming assets (“NPAs”) increased to $5.6 million, or 0.21% of total assets, at March 31, 2017, compared to $4.6 million, or 0.20% of total assets, at March 31, 2016, and $3.3 million, or 0.13% of total assets, at December 31, 2016, primarily due to loans from one customer relationship totaling $1.8 million that were placed on nonaccrual during the first quarter of 2017.

•	Classified assets were $10.4 million at March 31, 2017, compared to $21.1 million at March 31, 2016, and $13.6 million at December 31, 2016.

•	Net charge‑offs totaled $275,000 for the first quarter of 2017, compared to net recoveries of $131,000 for the first quarter 2016, and net charge‑offs of $1.2 million for the fourth quarter of 2016.

•

The allowance for loan losses at March 31, 2017 was $19.1 million, or 1.26% of total loans, representing 353.89% of nonperforming loans. The allowance for loan losses at March 31, 2016 was $19.5 million, or 1.39% of total loans, representing 465.06% of nonperforming loans. The allowance for loan losses at December 31, 2016 was $19.1million, or 1.27% of total loans, representing 624.03% of nonperforming loans.

•

Total deposits increased $301.4 million, or 15%, to $2.33 billion at March 31, 2017, compared to $2.03 billion at March 31, 2016, and increased $67.9 million, or 3%, from $2.26 billion at December 31, 2016. Deposits excluding all time deposits and CDARS deposits increased $330.7 million, or 19%, to $2.10 billion at March 31, 2017, from $1.77 billion at March 31, 2016, and increased $67.6 million, or 3%, from $2.03 billion at December 31, 2016.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short‑term borrowings) to total assets was 6.60% March 31, 2017, compared to 8.55% at March 31, 2016, and 6.73% at December 31, 2016.

•	The loan to deposit ratio was 64.95% at March 31, 2017, compared to 68.78% at March 31, 2016, and 66.42% at December 31, 2016.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at March 31, 2017.

				Fully Phased-in
			Well-capitalized	Basel III Minimal
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	12.5%	12.2%	10.0%	10.5%
Tier 1 Risk-Based	11.4%	11.2%	8.0%	8.5%
Common Equity Tier 1 Risk-based	11.4%	11.2%	6.5%	7.0%
Leverage	8.6%	8.4%	5.0%	4.0%

(1)	Requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $301.4 million, or 15%, to $2.33 billion at March 31, 2017, compared to $2.03 billion at March 31, 2016, and increased $67.9 million, or 3%, from $2.26 billion at December 31, 2016. Deposits, excluding all time deposits and CDARS deposits, increased $330.7 million, or 19%, to $2.10 billion at March 31, 2017, from $1.77 billion at March 31, 2016, and increased $67.6 million, or 3%, from $2.03 billion at December 31, 2016.

The Company had no brokered deposits at March 31, 2017 and December 31, 2016, compared to $11.8 million at March 31, 2016. Deposits from title insurance companies and real estate exchange facilitators were $71.0 million at March 31, 2017, compared to $35.0 million at March 31, 2016, and $63.9 million at December 31, 2016. Certificates of deposit from the State of California totaled $85.1 million at March 31, 2017 and December 31, 2016, compared to $98.0 million at March 31, 2016.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At March 31, 2017, we had $287.8 million in cash and cash equivalents and approximately $565.6 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $540.9 million at fair value in unpledged securities available at March 31, 2017. Our loan to deposit ratio was 64.95% at March 31, 2017, compared to 68.78% at March 31, 2016, and 66.42% at December 31, 2016.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans‑held‑for sale, increased $118.0 million, or 8%, to $1.51 billion at March 31, 2017, compared to $1.40 billion at March 31, 2016, which included an increase of $29.4 million, or 2%, in the Company’s legacy loan portfolio, an increase of $888,000 in the factored receivables portfolio, $38.2 million of purchased CRE loans, and $49.5 million of purchased residential mortgage loans. Loans increased $10.7 million, or 1%, at March 31, 2017, compared to $1.50 billion at December 31, 2016, which included an increase of $13.6 million, in the Company’s legacy portfolio, a decrease of $6.8 million in the factored receivables portfolio, an increase of $7.2 million of purchased CRE loans, and a decrease of $3.3 million of purchased residential real estate loans. The loan portfolio remains well‑diversified with commercial and industrial (“C&I”) loans accounting for 40% of the loan portfolio at March 31, 2017, which included $42.8 million of factored receivables. Commercial real estate loans accounted for 45% of the total loan portfolio, of which 44% were occupied by businesses that own them. Consumer and home equity loans accounted for 6% of total loans, land and construction loans accounted for 6% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at March 31, 2017.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 7% to $23.8 million for the first quarter of 2017, compared to $22.3 million for the first quarter of 2016. The increase in the net interest income for the first quarter of 2017, compared to the same period in 2016, was primarily due to the impact of organic growth in the loan portfolio, the purchase of residential mortgage loans and CRE loans, and an increase in the average balance of investment securities.

The Company through its asset and liability policies and practices seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest‑bearing assets and liabilities. This is discussed in more detail under “Liquidity and Asset/Liability Management.” In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, adding floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates, and reducing higher cost deposits.

The net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short‑term investments.

Management of Credit Risk

We continue to identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that will deteriorate, some of which could occur in an accelerated time‑frame. As a result, future additions to the allowance for loan losses may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge‑offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

Further discussion of the management of credit risk appears under “Provision for Loan Losses” and “Allowance for Loan Losses.”

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments, which is the final guidance on the new current expected credit loss (“CECL”) model.  The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates.  Management is currently evaluating the impact of adopting CECL, which becomes effective for the Company on January 1, 2020.  The effect of the adoption of CECL is currently unknown and could result in an increase to the allowance for loan losses and a charge to equity.  Further discussion of the adoption of CECL appears in Note 1 – Basis of Presentation – Newly Issued, but not yet Effective Accounting Standards in the financial statements in this Form 10-Q.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Noninterest expense for the first quarter of 2017 was $15.3 million, compared to $14.7 million for the first quarter of 2016. The increase in noninterest expense in the first quarter of 2017, compared to the first quarter of 2016, was primarily due to hiring additional employees and higher professional fees.

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

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including yields on earning assets, the cost of interest‑bearing liabilities, the relative volumes of earning assets and interest‑bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest‑bearing liabilities. To maintain its net interest margin the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,495,823	$20,398	5.53%	$1,368,596	$19,188	5.64%
Securities — taxable	547,667	2,877	2.13%	480,515	2,774	2.32%
Securities — exempt from Federal tax (3)	90,414	871	3.91%	93,121	891	3.85%
Federal funds sold and interest-
bearing deposits in other financial institutions	275,139	856	1.26%	215,231	521	0.97%
Total interest earning assets (3)	2,409,043	25,002	4.21%	2,157,463	23,374	4.36%
Cash and due from banks	32,834			32,949
Premises and equipment, net	7,527			7,754
Goodwill and other intangible assets	52,476			54,043
Other assets	82,869			97,015
Total assets	$2,584,749			$2,349,224
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$887,008			$776,999

Demand, interest-bearing	559,245	288	0.21%	501,952	236	0.19%
Savings and money market	592,155	294	0.20%	498,622	272	0.22%
Time deposits — under $100	20,414	15	0.30%	23,287	17	0.29%
Time deposits — $100 and over	201,838	273	0.55%	207,113	190	0.37%
Time deposits — brokered	—	—	—%	14,825	30	0.81%
CDARS — interest-bearing demand, money
market and time deposits	8,894	1	0.05%	8,100	2	0.10%
Total interest-bearing deposits	1,382,546	871	0.26%	1,253,899	747	0.24%
Total deposits	2,269,554	871	0.16%	2,030,898	747	0.15%
Short-term borrowings	76	—	—%	1,748	11	2.53%
Total interest-bearing liabilities	1,382,622	871	0.26%	1,255,647	758	0.24%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,269,630	871	0.16%	2,032,646	758	0.15%
Other liabilities	53,775			67,878
Total liabilities	2,323,405			2,100,524
Shareholders’ equity	261,344			248,700
Total liabilities and shareholders’ equity	$2,584,749			$2,349,224
Net interest income (3) / margin		24,131	4.06%		22,616	4.22%
Less tax equivalent adjustment (3)		(305)			(312)
Net interest income		$23,826			$22,304

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $111,000 for the first quarter of 2017, compared to $31,000 for the first quarter of 2016.

(3)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

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

	Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,736	$(526)	$1,210
Securities — taxable	353	(250)	103
Securities — exempt from Federal tax(1)	(27)	7	(20)
Federal funds sold and interest-bearing deposits in other financial institutions	187	148	335
Total interest income on interest earning assets(1)	2,249	(621)	1,628
Expense from the interest-bearing liabilities:
Demand, interest-bearing	28	24	52
Savings and money market	48	(26)	22
Time deposits — under $100	(2)	—	(2)
Time deposits — $100 and over	(8)	91	83
Time deposits — brokered	(30)	—	(30)
CDARS — interest-bearing demand, money market and time deposits	—	(1)	(1)
Short-term borrowings	—	(11)	(11)
Total interest expense on interest-bearing liabilities	36	77	113
Net interest income(1)	$2,213	$(698)	1,515
Less tax equivalent adjustment(1)			7
Net interest income			$1,522

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 16 basis points to 4.06% for the first quarter of 2017, compared to 4.22% for the first quarter of 2016, primarily due to lower yields on securities and the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction, partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds.

The yield on the loan portfolio was 5.53% for the first quarter of 2017, compared to 5.64% for the first quarter of 2016.  The decrease in the yield on the loan portfolio for the first quarter of 2017, compared to the first quarter of 2016, reflects the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction, partially offset by the impact of increases in the prime rate.  The yield on the loan portfolio, excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction, increased to 5.00% for the first quarter of 2017, compared to 4.78% for the first quarter of 2016.

Net interest income increased 7% to $23.8 million for the first quarter of 2017, compared to $22.3 million for the first quarter of 2016, primarily due to the impact of organic growth in the loan portfolio, the purchase of residential mortgage loans and CRE loans, and an increase in the average balance of investment securities.

At March 31, 2017, 43% of the Company’s earning assets included variable-rate loans and overnight funds that re-price when the Company’s prime lending rate or the Federal funds rate is changed, compared to a large base of core deposits that are generally slower to re‑price. This causes the Company’s balance sheet to be asset‑sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short‑term interest rates are falling and higher when rates are rising.

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

There was a $321,000 provision for loan losses for the first quarter of 2017, compared to a provision for loan losses of $401,000 for the first quarter of 2016. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses”.

The allowance for loan losses totaled $19.1 million, or 1.26% of total loans at March 31, 2017, compared to $19.5 million, or 1.39% of total loans at March 31, 2016, and $19.1 million, or 1.27% of total loans at December 31, 2016. Net charge‑offs totaled $275,000 for the first quarter of 2017, compared to net recoveries of $131,000 for the first quarter of 2016, and net charge‑offs of $1.2 million for the fourth quarter of 2016. The allowance for loan losses to total nonperforming loans was 353.89% at March 31, 2017, compared to 465.06% at March 31, 2016, and 624.03% at December 31, 2016.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase
	Three Months Ended		(decrease)
	March 31,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$740	$767	$(27)	(4)%
Increase in cash surrender value of life insurance	422	449	(27)	(6)%
Gain on sales of SBA loans	324	305	19	6%
Servicing income	285	371	(86)	(23)%
(Loss) gain on sales of securities	(6)	180	(186)	(103)%
Other	530	542	(12)	(2)%
Total	$2,295	$2,614	$(319)	(12)%

Noninterest income decreased to $2.3 million for the first quarter of 2017, compared to $2.6 million for the first quarter of 2016. The decrease in noninterest income for the first quarter of 2017, compared to the first quarter of 2016, was primarily due to realizing $186,000 fewer gains from the the sale of securities and lower servicing income of $86,000.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended March 31, 2017, SBA loan sales resulted in a $324,000 gain, compared to a $305,000 gain on sales of SBA loans for the three months ended March 31, 2016.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

			Increase
	Three Months Ended		(Decrease)
	March 31,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,486	$8,947	$539	6%
Professional fees	1,071	825	246	30%
Occupancy and equipment	1,068	1,085	(17)	(2)%
Software subscriptions	417	341	76	22%
Data processing	383	400	(17)	(4)%
Insurance expense	352	299	53	18%
Amortization on intangible assets	345	392	(47)	(12)%
FDIC deposit insurance premiums	297	331	(34)	(10)%
Other	1,909	2,065	(156)	(8)%
Total	$15,328	$14,685	$643	4%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	Three Months Ended March 31, 2017
		Percent of		Percent of
	2017	Total	2016	Total
	(Dollars in thousands)
Salaries and employee benefits	$9,486	62%	$8,947	61%
Professional fees	1,071	7%	825	6%
Occupancy and equipment	1,068	7%	1,085	7%
Software subscriptions	417	3%	341	2%
Data processing	383	3%	400	3%
Insurance expense	352	2%	299	2%
Amortization on intangible assets	345	2%	392	3%
FDIC deposit insurance premiums	297	2%	331	2%
Other	1,909	12%	2,065	14%
Total	$15,328	100%	$14,685	100%

Total noninterest expense for the first quarter of 2017 was $15.3 million, compared to $14.7 million for the first quarter of 2016. The increase in noninterest expense in the first quarter of 2017, compared to the first quarter of 2016, was primarily due to general increases in amounts paid for salaries and benefits and as a result of hiring additional employees and higher professional fees. Full time equivalent employees were 269 and 260 at March 31, 2017, and March 31, 2016, respectively.

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

The Company’s Federal and state income tax expense for the quarter ended March 31, 2017 was $3.9 million compared to $3.7 million for the quarter ended March 31, 2016. The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Effective income tax rate	37.6%	37.9%

The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and Enterprise Zone hiring credits, and the tax benefit from the Company’s stock-based compensation plans.

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to income tax expense of $112,000 for the first quarter of 2017.

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

The Company had net deferred tax assets of $22.5 million at March 31, 2017 and $25.1 million at December 31, 2016. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at at March 31, 2017 and December 31, 2016 will be fully realized in future years.

Adoption of reduced corporate tax rates as being discussed in the United States Congress could have a material adverse effect on our deferred tax assets. The Company is monitoring the tax rates discussion and its potential impact to our deferred tax assets, equity, and income tax provision.

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

	Three Months Ended March 31, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$21,969	$2,728	$24,697
Intersegment interest allocations	260	(260)	—
Total interest expense	871	—	871
Net interest income	21,358	2,468	23,826
Provision for loan losses	311	10	321
Net interest income after provision	21,047	2,458	23,505
Noninterest income	2,115	180	2,295
Noninterest expense	13,579	1,749	15,328
Intersegment expense allocations	133	(133)	—
Income before income taxes	9,716	756	10,472
Income tax expense	3,616	318	3,934
Net income	$6,100	$438	$6,538

Total assets	$2,584,288	$57,503	$2,641,791
Loans, net of deferred fees	$1,470,450	$42,837	$1,513,287
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Three Months Ended March 31, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,208	$2,854	$23,062
Intersegment interest allocations	245	(245)	—
Total interest expense	758	—	758
Net interest income	19,695	2,609	22,304
Provision for loan losses	387	14	401
Net interest income after provision	19,308	2,595	21,903
Noninterest income	2,412	202	2,614
Noninterest expense	13,052	1,633	14,685
Intersegment expense allocations	175	(175)	—
Income before income taxes	8,843	989	9,832
Income tax expense	3,310	416	3,726
Net income	$5,533	$573	$6,106

Total assets	$2,271,411	$55,922	$2,327,333
Loans, net of deferred fees	$1,353,315	$41,949	$1,395,264
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

Banking.  Our banking segment’s net income increased to $6.1 million for the three months ended March 31, 2017, compared to net income of $5.5 million for the three months ended March 31, 2016. Net interest income increased to $21.4 million for the three months ended March 31, 2017, compared to $19.7 million for the three months ended March

31, 2016. The increase in net interest income for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily as a result of organic growth in the loan portfolio, the purchase of residential mortgage loans and CRE loans, and an increase in the average balance of investment securities. The provision for loan losses was $311,000 for the three months ended March 31, 2017, compared to a provision for loan losses of $387,000 for the three months ended March 31, 2016. Noninterest income decreased to $2.1 million for the three months ended March 31, 2017, compared to $2.4 million for the three months ended March 31, 2016. Noninterest expense increased to $13.6 million for the three months ended March 31, 2017, compared to $13.1 million for the three months ended March 31, 2016, primarily due to higher salaries and employee benefits and higher professional fees.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good or service and the incurrence of operating costs required to provide for such good or service. The average life of the factored receivables is 37 days for the first quarter of 2017, compared to 33 days for the first quarter of 2016. The balance of the purchased receivables as of March 31, 2017 and 2016 was $42.8 million and $41.9 million, respectively. Bay View Funding’s net income was $438,000 for the three months ended March 31, 2017, compared $573,000 for the three months ended March 31, 2016. Net interest income was $2.5 million for the three months ended March 31, 2017, compared to $2.6 million for the three months ended March 31, 2016. The decrease in net interest income for the three months ended March 31, 2017, compared to the three months ended March 31, 2016,  was primarily due to a decrease in the average yield on the factored receivables portfolio, partially offset by an increase in the average balance of factored receivables outstanding. The provision for loan losses was $10,000 for the three months ended March 31, 2017, compared to a provision for loan losses of $14,000 for the three months ended March 31, 2016. Noninterest income was $180,000 for the three months ended March 31, 2017, compared to $202,000 for the three months ended March 31, 2016. Noninterest expense was $1.7 million for the three months ended March 31, 2017, and $1.6 million for the three months ended March 31, 2016.

FINANCIAL CONDITION

As of March 31, 2017, total assets increased to $2.64 billion, compared to $2.33 billion at March 31, 2016, and $2.57 billion at December 31, 2016. Securities available‑for‑sale, at fair value, were $341.6 million at March 31, 2017, a decrease of 24% from $448.5 million at March 31, 2016, and an increase of 11% from $306.6 million at December 31, 2016. Securities held‑to‑maturity, at amortized cost, were $341.4 million at March 31, 2017, an increase of 84% from $185.2 million at March 31, 2016, and an increase of 5% from $324.0 million at December 31, 2016. Total loans, excluding loans held‑for‑sale, increased $118.0 million, or 8%, to $1.51 billion at March 31, 2017, compared to $1.40 billion at March 31, 2016, which included an increase of $29.4 million, or 2%, in the Company’s legacy loan portfolio, an increase of $888,000 in the factored receivables portfolio, $38.2 million of purchased CRE loans, and  $49.5 million of purchased residential mortgage loans. Loans increased $10.7 million, or 1%, at March 31, 2017, compared to $1.50 billion at December 31, 2016, which included an increase of $13.6 million, or 1%  in the Company’s legacy portfolio, a decrease of $6.8 million in the factored receivables portfolio, an increase of $7.2 million of purchased CRE loans, and a decrease of $3.3 million of purchased residential mortgage loans.

Total deposits increased $301.4 million, or 15%, to $2.33 billion at March 31, 2017, compared to $2.03 billion at March 31, 2016, and increased $67.9 million, or 3%, from $2.26 billion at December 31, 2016. Deposits, excluding all time deposits and CDARS, deposits increased $330.7 million, or 19%, to $2.10 billion at March 31, 2017, from $1.77 billion at March 31, 2016, and increased $67.6 million, or 3% from $2.03 billion at December 31, 2016.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$325,446	$392,753	$290,989
Trust preferred securities	16,144	15,225	15,600
U.S. Treasury	—	30,332	—
U.S. Government sponsored entities	—	9,181	—
Corporate bonds	—	1,049	—
Total	$341,590	$448,540	$306,589
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$251,162	$92,576	$233,409
Municipals — exempt from Federal tax	90,221	92,589	90,601
	$341,383	$185,165	$324,010

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2017:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$215,584	2.17%	$109,862	2.32%	$—	—	$325,446	2.22%
Trust preferred securities	—	—	—	—	—	—	16,144	5.95%	16,144	5.95%
Total	$—	—	$215,584	2.17%	$109,862	2.32%	$16,144	5.95%	$341,590	2.40%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—%	$140,662	1.77%	$101,102	2.19%	$9,398	2.84%	$251,162	1.98%
Municipals — exempt from Federal tax (1)	1,898	2.09%	23,896	3.92%	21,926	4.09%	42,501	3.80%	90,221	3.87%
Total	$1,898	2.09%	$164,558	2.08%	$123,028	2.53%	$51,899	3.63%	$341,383	2.48%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

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

The Company classifies its securities as either available‑for‑sale or held‑to‑maturity at the time of purchase. Accounting guidance requires available‑for‑sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of the Company’s available‑for‑sale securities.

The investment securities available‑for‑sale portfolio totaled $341.6 million at March 31, 2017, a decrease of 24% from $448.5 million at March 31, 2016, and an increase of 11% from $306.6 million at December 31, 2016. At March 31, 2017, the Company’s securities available‑for‑sale portfolio was comprised of $325.5 million agency mortgage‑backed securities (all issued by U.S. Government sponsored entities), and $16.1 million of single entity issue trust preferred securities. The pre‑tax unrealized loss on securities available‑for‑sale at March 31, 2017 was ($1.1) million, compared to a pre‑tax unrealized gain on securities available‑for‑sale of $5.2 million at March 31, 2016, and a pre‑tax unrealized loss on securities available‑for‑sale of ($2.0) million at December 31, 2016. All other factors remaining the same, when market interest rates are rising, the Company will experience a higher unrealized loss (or lower unrealized gain) on the securities portfolio. During the first quarter of 2017, the Company purchased $47.3 million of agency mortgage-backed investment securities available-for-sale, with a weighted average book yield of 2.42%.

At March 31, 2017, investment securities held‑to‑maturity totaled $341.4 million, compared to $185.2 million at March 31, 2017, and $324.0 million at December 31, 2016. At March 31, 2017, the Company’s securities held-to-maturity portfolio, at amortized cost, was comprised of $251.2 million tax-exempt municipal bonds, and $90.2 million agency mortgage-backed securities. During the first quarter of 2017, the Company purchased $27.7 million of agency mortgage-backed investment securities held-to-maturity, with a weighted average book yield of 2.44%.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 57% of total assets at the first quarter of March 31, 2017, represented 60% at the first quarter of March 31, 2016, and represented 58% at December 31, 2016. The ratio of loans to deposits was 64.95% at the first quarter of March 31, 2017, compared to 68.78% at the first quarter of March 31, 2016, and 66.42% at December 31, 2016.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2017		March 31, 2016		December 31, 2016
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$609,353	40%	$592,128	42%	$604,331	40%
Real estate:
Commercial	679,989	45%	616,821	44%	662,228	44%
Land and construction	81,101	6%	95,547	7%	81,002	5%
Home equity	80,360	5%	74,993	6%	82,459	6%
Residential mortgages	49,569	3%	—	—%	52,887	4%
Consumer	13,807	1%	16,476	1%	20,460	1%
Total Loans	1,514,179	100%	1,395,965	100%	1,503,367	100%
Deferred loan fees, net	(892)	—	(701)	—	(760)	—
Loans, including deferred fees	1,513,287	100%	1,395,264	100%	1,502,607	100%
Allowance for loan losses	(19,135)		(19,458)		(19,089)
Loans, net	$1,494,152		$1,375,806		$1,483,518

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 59% of its gross loans were secured by real property at the first quarter of March 31, 2017, compared to 57% at March 31, 2016, and 59% at December 31, 2016. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

The Company has established concentration limits in its loan portfolio for commercial real estate loans, commercial loans, construction loans and unsecured lending, among others. All loan types are within established limits. The Company uses underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower’s deteriorating financial condition should that occur.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the first quarter ended March 31, 2017, loans were sold resulting in a gain on sales of SBA loans of $324,000, compared to a gain on sales of SBA loans of $305,000 for the first quarter of 2016.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables is 37 days for the first quarter of 2017, compared to 33 days for the first quarter of 2016. The balance of the purchased receivables was $42.8 million at March 31, 2017, compared to $41.9 million at March 31, 2016, and $49.6 million at December 31, 2016.

The commercial loan portfolio increased $17.2 million, or 3%, to $609.3 million at March 31, 2017, compared to $592.1 million at March 31, 2016, which was primarily the result of an increase of $16.3 million, or 3%, in the C&I portfolio, and an increase of $888,000 in the factored receivables portfolio. The commercial loan portfolio increased $5.0 million from $604.3 million at December 31, 2016, which included an increase of $11.8 million, or 2%, in the C&I portfolio, and a decrease of $6.8 million in the factored receivables portfolio.  C&I line usage decreased to 40% at March 31, 2017, compared to 44% at March 31, 2016, and compared to 42% at December 31, 2016.

The Company’s CRE loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on real estate mortgage loans are generally between five and ten years (with amortization ranging from fifteen to twenty five years and a balloon payment due at maturity), however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The CRE loan portfolio increased $63.2 million, or 10%,  to $680.0 million at March 31, 2017, compared to $616.8 million at March 31, 2016, which included an increase of $25.0 million in the Company’s legacy portfolio, and $38.2 million of purchased CRE loans.  There were no purchased CRE loans at March 31, 2016.  The CRE loan portfolio increased $17.8 million compared from $662.2 million at December 31, 2016, which included an increase of $10.6 million, or 2%, in the Company’s legacy portfolio, and an increase of $7.2 million of purchased CRE loans outstanding.  During the first quarter of 2017, the Company purchased $7.4 million of CRE loans on properties located primarily in the San Francisco Bay Area, with an average loan principal amount of approximately $2.5 million per loan, and weighted average yield of 3.89%, net of servicing fees to the servicer.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased $14.4 million to $81.1 million at March 31, 2017, compared to $95.5 million at March 31, 2016, primarily due to the payoff of construction loans during the fourth quarter of 2016.

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

During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000 per loan, and weighted average yield of 3.00%, net of servicing fees to the servicer. Residential mortgage loans outstanding at March 31, 2017 totaled $49.5 million, compared to $52.9 million at December 31, 2016.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $41.8 million and $69.7 million at March 31, 2017, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of March 31, 2017. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2017, approximately 54% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$497,115	$87,384	$24,854	$609,353
Real estate:
Commercial	108,439	218,491	353,059	679,989
Land and construction	81,101	—	—	81,101
Home equity	75,635	1,802	2,923	80,360
Residential mortgages	530	—	49,039	49,569
Consumer	12,935	872	—	13,807
Loans	$775,755	$308,549	$429,875	$1,514,179

Loans with variable interest rates	$685,335	$54,414	$79,493	$819,242
Loans with fixed interest rates	90,420	254,135	350,382	694,937
Loans	$775,755	$308,549	$429,875	$1,514,179

Loan Servicing

As of March 31, 2017 and 2016, $159.1 million and $176.2 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Beginning of period balance	$1,854	$2,209
Additions	78	93
Amortization	(174)	(139)
End of period balance	$1,758	$2,163

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2017 and 2016, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Beginning of period balance	$1,067	$1,367
Unrealized holding gain/(loss)	(22)	2
End of period balance	$1,045	$1,369

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $6.1 million and $8.0 million at March 31, 2017 and December 31, 2016, respectively, of which $2.0 million and $2.1 million were on nonaccrual. At March 31, 2017, there were also $3.2 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2016, there were also $1.0 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	5,200	4,184	3,059
Restructured and loans 90 days past due and still accruing	207	—	—
Total nonperforming loans	5,407	4,184	3,059
Foreclosed assets	183	386	229
Total nonperforming assets	$5,590	$4,570	$3,288

Nonperforming assets as a percentage of loans plus foreclosed assets	0.37%	0.33%	0.22%
Nonperforming assets as a percentage of total assets	0.21%	0.20%	0.13%

Nonperforming assets increased to $5.6 million, or 0.21% of total assets, at March 31, 2017, compared to $4.6 million, or 0.20% of total assets, at March 31, 2016, and $3.3 million, or 0.13% of total assets, at December 31, 2016, primarily due to loans from one customer relationship totaling $1.8 million that were placed on nonaccrual during the first quarter of 2017. Included in total nonperforming assets were foreclosed assets of $183,000 at March 31, 2017, compared to $386,000 at March 31, 2016, and $229,000 at December 31, 2016.

The following table presents nonperforming loans by class at the dates indicated:

	March 31, 2017			December 31, 2016
		Restructured and			Restructured and
		Loans Over 90 Days			Loans Over 90 Days
		Past Due and			Past Due and
	Nonaccrual	Still Accruing	Total	Nonaccrual	Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,841	$207	$4,048	$2,171	$—	$2,171
Real estate:
Commercial	912	—	912	419	—	419
Land and construction	195	—	195	199	—	199
Home equity	250	—	250	267	—	267
Consumer	2	—	2	3	—	3
Total	$5,200	$207	$5,407	$3,059	$—	$3,059

Loans with a well‑defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard‑nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, was $10.2 million at March 31, 2017, $21.0 million at March 31, 2016, and $13.3 million at December 31, 2016. There were no loans held‑for‑sale included in classified loans at March 31, 2017, March 31, 2016, and December 31, 2016. Loans held‑for‑sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	March 31, 2017			March 31, 2016			December 31, 2016
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$601,657	$7,696	$609,353	$580,826	$11,302	$592,128	$594,255	$10,076	$604,331
Real estate:
Commercial	678,268	1,721	679,989	608,771	8,050	616,821	659,777	2,451	662,228
Land and construction	80,906	195	81,101	95,334	213	95,547	80,803	199	81,002
Home equity	79,788	572	80,360	73,889	1,104	74,993	81,866	593	82,459
Residential mortgages	49,569	—	49,569	—	—	—	52,887	—	52,887
Consumer	13,805	2	13,807	16,183	293	16,476	20,455	5	20,460
Total	$1,503,993	$10,186	$1,514,179	$1,375,003	$20,962	$1,395,965	$1,490,043	$13,324	$1,503,367

Classified commercial loans decreased to $7.7 million at March 31, 2017, from $11.3 million at March 31, 2016, and from $10.1 million at December 31, 2016, primarily due to commercial loan upgrades in excess of downgrades during the three months ended March 31, 2017. Classified commercial real estate loans decreased to $1.7 million at March 31, 2017, from $8.0 million at March 31, 2016, and from $2.5 million at December 31, 2016, mainly as a result of upgrades and payoffs in the commercial real estate loan portfolio.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Three Months Ended March 31, 2017
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2017	$131	$2	$133
Principal repayments	(5)	—	(5)
Balance at March 31, 2017	$126	$2	$128

	Three Months Ended March 31, 2016
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2016	$149	$4	$153
Principal repayments	(4)	(1)	(5)
Balance at March 31, 2016	$145	$3	$148

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged‑off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged‑off.

Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. Loans for which the terms have been modified with a concession granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral less costs to sell if the loan is collateral dependent, or on the present value of expected future cash flows or values that are observable in the secondary market. If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged‑off against the allowance for loan losses if the amount is a confirmed loss, or, alternatively, a specific allocation within the allowance will be established. Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan losses analysis.

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,656	$8,327	$106	$19,089
Charge-offs	(366)	-	-	(366)
Recoveries	50	41	-	91
Net (charge-offs) recoveries	(316)	41	-	(275)
Provision (credit) for loan losses	912	(625)	34	321
Balance, end of period	$11,252	$7,743	$140	$19,135
RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.08%	(0.01)%	0.00%	0.07%
Allowance for loan losses to total loans(1)	0.74%	0.51%	0.01%	1.26%
Allowance for loan losses to nonperforming loans	208.10%	143.20%	2.59%	353.89%

(1)	Average loans and total loans exclude loans held‑for‑sale.

	Three Months Ended March 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$10,748	$8,076	$102	$18,926
Charge-offs	(117)	-	-	(117)
Recoveries	32	216	-	248
Net (charge-offs) recoveries	(85)	216	-	131
Provision (credit) for loan losses	616	(224)	9	401
Balance, end of period	$11,279	$8,068	$111	$19,458
RATIOS:
Annualized net charge-offs to average loans(1)	0.02%	(0.06)%	0.00%	(0.04)%
Allowance for loan losses to total loans(1)	0.80%	0.58%	0.01%	1.39%
Allowance for loan losses to nonperforming loans	295.58%	192.83%	2.65%	465.06%

(1)	Average loans and total loans exclude loans held‑for‑sale.

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

Allocation of Allowance for Loan Losses

	March 31,
	2017		2016		December 31, 2016
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$11,252	40%	$11,279	42%	$10,656	40%
Real estate:
Commercial	4,892	45%	4,900	44%	5,181	44%
Land and construction	1,128	6%	1,630	7%	1,221	5%
Home equity	1,437	5%	1,538	6%	1,639	6%
Residential mortgages	286	3%	—	—%	286	4%
Consumer	140	1%	111	1%	106	1%
Total	$19,135	100%	$19,458	100%	$19,089	100%

The allowance for loan losses totaled $19.1 million, or 1.26% of total loans at March 31, 2017, compared to $19.5 million, or 1.39% of total loans at March 31, 2016, and $19.1 million, or 1.27% of total loans at December 31, 2016. The Company had net charge‑offs of $275,000, or 0.07% of average loans, for the first quarter of 2017, compared to net recoveries of $131,000, or (0.04)% of average loans, for the first quarter of 2016, and net charge-offs of $1.1 million, or 0.32% of average loans, for the fourth quarter of 2016.

The allowance for loan losses related to the commercial portfolio increased $596,000, at March 31, 2017 from December 31, 2016, primarily due to an increase in commercial loans outstanding and net charge‑offs of $316,000, resulting in a provision to the allowance for loan losses of $912,000. The allowance for loan losses related to the real estate portfolio decreased $584,000 at March 31, 2017 from December 31, 2016, as a result of net recoveries of $41,000, partially offset by a credit provision for loan losses of $625,000. The decrease in the allowance for loan losses in the real estate portfolio was primarily related to improving credit quality factors.

Goodwill and Other Intangible Assets

On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at March 31, 2017 and December 31, 2016 was $45.6 million, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”). If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, then a quantitative two‑step impairment test is required. Step 1 includes the determination of the carrying value of the Company’s single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The Company completed its annual impairment analysis on the goodwill from the Bay View Funding and Focus acquisitions as of November 30, 2016, with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the Company’s equity exceeded its reported book value of equity at November 30, 2016. As such, no impairment was indicated and no further testing was required.

Other intangible assets were $6.6 million at March 31, 2017, compared to $7.0 million at December 31, 2016. Core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 were $146,000 at March 31, 2017 and $195,000 at December 31, 2016, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $4.9 million at March 31, 2017 and $5.2 million at December 31, 2016, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non‑compete agreement intangible assets arising from the acquisition of Bay View Funding were $1.5 million at March 31, 2017 and $1.6 million at December 31, 2016, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2017		March 31, 2016		December 31, 2016
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$917,037	39%	$768,525	38%	$917,187	41%
Demand, interest-bearing	575,637	25%	506,272	25%	541,282	24%
Savings and money market	606,116	26%	493,275	24%	572,743	25%
Time deposits — under $250	56,988	3%	61,595	3%	57,857	3%
Time deposits — $250 and over	164,824	7%	179,048	9%	163,670	7%
Time deposits — brokered	—	—%	11,829	1%	—	—%
CDARS — interest-bearing demand,
money market and time deposits	9,485	—%	8,192	—%	9,401	—%
Total deposits	$2,330,087	100%	$2,028,736	100%	$2,262,140	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were 4% of deposits at March 31, 2017 and December 31, 2016, and 5% at March 31, 2016.

Total deposits increased $301.4 million, or 15%, to $2.33 billion at March 31, 2017, compared to $2.03 billion at March 31, 2016, and increased $67.9 million, or 3%, at March 31, 2017, compared to $2.26 billion at December 31, 2016. Noninterest‑bearing demand deposits increased $148.5 million at March 31, 2017 from March 31, 2016, and decreased $150,000 from December 31, 2016. Interest‑bearing demand deposits increased $69.4 million at March 31, 2017 from March 31, 2016, and increased $34.4 million from December 31, 2016. Savings and money market deposits increased $112.8 million at March 31, 2017 from March 31, 2016, and increased $33.4 million from December 31, 2016. Brokered deposits decreased $11.8 million at March 31, 2017 from March 31, 2016. There were no brokered deposits at March 31, 2017 and December 31, 2016. Deposits, excluding all time deposits and CDARS deposits, increased $330.7 million, or 19%, to $2.10 billion at March 31, 2017, from $1.77 billion at March 31, 2016, and increased $67.6 million, or 3%, from $2.03 billion at December 31, 2016.

At March 31, 2017, the Company had $97.4 million (at fair value) of securities pledged for $85.1 million in certificates of deposits from the State of California. At March 31, 2016, the Company had $115.2 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2016, the Company had $94.1 million (at fair value) of securities pledged for $85.1 million in certificates of deposits from the State of California.

CDARS deposits were comprised of $3.9 million of interest-bearing demand deposits, $2.4 million of money market accounts and $3.1 million of time deposits at March 31, 2017. CDARS deposits were comprised of $4.1 million of money market accounts and $4.1 million of time deposits at March 31, 2016. CDARS deposits were comprised of $2.5 million of interest-bearing demand deposits, $3.7 million of money market accounts and $3.2 million of time deposits at December 31, 2016.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of March 31, 2017:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$67,687	40%
Over three months through six months	67,295	40%
Over six months through twelve months	29,426	18%
Over twelve months	3,557	2%
Total	$167,965	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Return on average assets	1.03%	1.05%
Return on average tangible assets	1.05%	1.07%
Return on average equity	10.15%	9.87%
Return on average tangible equity	12.69%	12.62%
Average equity to average assets ratio	10.11%	10.59%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $672.2 million at March 31, 2017, compared to $567.0 million at March 31, 2016, and $596.5 million at December 31, 2016. Unused commitments represented 44% outstanding gross loans at March 31, 2017, 41% outstanding gross loans at March 31, 2016, and 40% at December 31, 2016.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	March 31,
	2017		2016		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to
make loans	$15,637	$639,774	$18,648	$533,876	$15,556	$565,166
Standby letters of credit	4,171	12,588	3,377	11,112	3,921	11,837
	$19,808	$652,362	$22,025	$544,988	$19,477	$577,003

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short‑term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have historically been a stable source of funds. To manage liquidity needs properly cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short‑term liquidity needs the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources, and maintains collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available‑for‑sale.

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 64.95% at March 31, 2017, compared to 68.78% at March 31, 2016, and 66.42% at December 31, 2016.

FHLB and FRB Borrowings and Available Lines of Credit

The Bank has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Bank can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. The Bank had no overnight borrowings from the FHLB at March 31, 2017, March 31, 2016, and December 31, 2016. The Bank had $218.4 million of loans pledged to the FHLB as collateral on an available line of credit of $180.6 million at March 31, 2017.

The Bank can also borrow from the FRB’s discount window. The Bank had $505.0 million of loans pledged to the FRB as collateral on an available line of credit of $325.1 million at March 31, 2017, none of which was outstanding.

At March 31, 2017, the Bank had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at March 31, 2017, March 31, 2016, and December 31, 2016.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2017.

The Bank may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2017, March 31, 2016, and December 31, 2016.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	March 31,		December 31,
	2017	2016	2017
	(Dollars in thousands)
Average balance during the year	$—	$1,681	$418
Average interest rate during the year	—%	2.57%	2.57%
Maximum month-end balance during the year	$—	$3,000	$3,000
Average rate at December 31,	N/A	N/A	N/A

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$218,099	$182,623	$214,924
Additional Tier 1 capital	—	18,757	—
Tier 1 Capital	218,099	201,380	214,924
Tier 2 Capital	19,760	20,198	19,705
Total risk-based capital	$237,859	$221,578	$234,629

Risk-weighted assets	$1,909,720	$1,787,065	$1,876,732
Average assets for capital purposes	$2,533,037	$2,291,772	$2,515,623

Capital ratios:
Total risk-based capital	12.5%	12.4%	12.5%
Tier 1 risk-based capital	11.4%	11.3%	11.5%
Common equity Tier 1 risk-based capital	11.4%	10.2%	11.5%
Leverage(1)	8.6%	8.8%	8.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$213,981	$199,952	$211,364
Additional Tier 1 capital	—	—	—
Tier 1 Capital	213,981	199,952	211,364
Tier 2 Capital	19,760	20,198	19,705
Total risk-based capital	$233,741	$220,150	$231,069

Risk-weighted assets	$1,909,040	$1,787,168	$1,876,024
Average assets for capital purposes	$2,532,391	$2,291,486	$2,514,922

Capital ratios:
Total risk-based capital	12.2%	12.3%	12.3%
Tier 1 risk-based capital	11.2%	11.2%	11.3%
Common equity Tier 1 risk-based capital	11.2%	11.2%	11.3%
Leverage(1)	8.4%	8.7%	8.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table presents the applicable well‑capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III:

	Transitional	Fully Phased-in
	Minimum	Minimum	Well-capitalized
	Regulatory	Regulatory	Financial
	Requirement(1)	Requirement(2)	Institution
	Effective	Effective	Regulatory
	January 1, 2017	January 1, 2019	Guidelines
Capital ratios:
Total risk-based capital	9.25%	10.5%	10.0%
Tier 1 risk-based capital	7.25%	8.5%	8.0%
Common equity Tier 1 risk-based capital	5.75%	7.0%	6.5%
Leverage	4.00%	4.0%	5.0%

(1)	Includes 1.25% capital conservation buffer, except the leverage capital ratio.

(2)	Includes 2.5% capital conservation buffer, except the leverage capital ratio.

The Basel III capital rules introduce a new “capital conservation buffer,” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and will be phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer increased to 1.25% beginning on January 1, 2017.

The Company’s common equity Tier 1 risk‑based capital ratio increased at March 31, 2017, compared to March 31, 2016, primarily due to the conversion of the Company’s Series C convertible perpetual preferred stock, no par value (“Series C Preferred Stock”) for 5,601,000 shares of the Company’s common stock during the third quarter of 2016, as discussed below. The conversion of the Company’s Series C Preferred Stock into common stock had no effect on HBC’s common equity Tier 1 risk‑based capital ratio. During first quarter of 2017, HBC distributed dividends of $4.0 million to HCC.

At March 31, 2017, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2017, March 31, 2016, and December 31, 2016, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2017, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At March 31, 2017, the Company had total shareholders’ equity of $263.9 million, compared to $251.7 million at March 31, 2016, and $259.8 million at December 31, 2016. At March 31, 2017, total shareholders’ equity included $216.0 million in common stock, $55.3 million in retained earnings, and ($7.4) million of accumulated other comprehensive loss.

The accumulated other comprehensive loss was ($7.4) million at March 31, 2017, compared to accumulated other comprehensive loss of ($3.5) million at March 31, 2016, and an accumulated other comprehensive loss of ($7.9) million at December 31, 2016. The unrealized gain (loss) on securities available‑for‑sale, net of taxes, included in accumulated other comprehensive loss was an unrealized loss of ($653,000), at March 31, 2017, compared to an unrealized gain of $3.0 million, at March 31, 2016, and an unrealized loss of ($1.2) million, at December 31, 2016. The components of accumulated other comprehensive loss, net of taxes, at March 31, 2017 include the following: an unrealized loss on available‑for‑sale securities of ($653,000); the remaining unamortized unrealized gain on securities available‑for‑sale transferred to held‑to‑maturity of $327,000; a split dollar insurance contracts liability of ($3.5) million; a supplemental executive retirement plan liability of ($4.2) million; and an unrealized gain on interest‑only strip from SBA loans of $607,000.

Series C Preferred Stock

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C Preferred Stock for 5,601,000 shares of the Company’s common stock. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock. During the fourth quarter of 2016, Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. sold all of their shares of common stock.  The exchange of the Series C Preferred Stock for common stock resulted in an increase in the Company’s common equity Tier 1 risk based capital ratio at March 31, 2017, compared to March 31, 2016, but had no effect on HBC’s common equity Tier 1 risk based capital ratio or other regulatory capital ratios of the Company or HBC.

The book value per common share was $6.95 at March 31, 2017, compared to $7.22 at March 31, 2016, and $6.85 at December 31, 2016. The tangible book value per common share was $5.57 at March 31, 2017, compared to $5.54 at March 31, 2016, and $5.46 at December 31, 2016. On a full conversion of the Series C Preferred stock into common stock at March 31, 2016: (i) the book value per common share would have been reduced to $6.66; and (ii) the tangible book value per common share would have been reduced to $5.24.

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

The planning of asset and liability maturities is an integral part of the management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest‑bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2017. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$23,250	24.0%
+300	$17,878	18.5%
+200	$12,189	12.6%
+100	$6,156	6.4%
0	$—	—%
−100	$(10,693)	(11.0)%
−200	$(20,552)	(21.2)%

This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income.

As with any method of gauging interest rate risk, there are certain shortcomings inherent to the methodology noted above. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short‑term and long‑term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the methodology noted above does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable‑rate loan clients’ ability to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S‑K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as March 31, 2017, the period covered by this report on Form 10‑Q.

During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our 2016 Annual Report on Form 10‑K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward‑looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—MINE SAFETY DISCLOSURES

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K filed on March 16, 2009)
3.2

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S‑1 filed July 23, 2010).

3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8‑K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: May 5, 2017	/s/ Walter T. Kaczmarek
Walter T. Kaczmarek
Chief Executive Officer

Date: May 5, 2017	/s/ Lawrence D. McGovern
Lawrence D. McGovern
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K filed on March 16, 2009)
3.2

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S‑1 filed July 23, 2010).

3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8‑K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith