Form 10-Q
period 2017-06-30
HERITAGE COMMERCE CORP
filed 2017-08-04
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

The Registrant had 38,130,812 shares of Common Stock outstanding on July 27, 2017.

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

•	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
•	volatility in credit and equity markets and its effect on the global economy;
•	changes in the competitive environment among financial or bank holding companies and other financial service providers;
•	changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits;
•	our ability to develop and promote customer acceptance of new products and services in a timely manner;
•	risks associated with concentrations in real estate related loans;
•	an imbalance of supply and demand or deterioration in values of California commercial real estate;
•	a prolonged slowdown in construction activity;
•	other than temporary impairment charges to our securities portfolio;
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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and due from banks	$36,223	$27,993
Other investments and interest-bearing deposits in other financial institutions	229,790	238,110
Total cash and cash equivalents	266,013	266,103
Securities available-for-sale, at fair value	369,901	306,589
Securities held-to-maturity, at amortized cost (fair value of $366,102 at June 30, 2017 and $318,748 at December 31, 2016)	368,266	324,010
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	3,720	5,705
Loans, net of deferred fees	1,566,324	1,502,607
Allowance for loan losses	(19,397)	(19,089)
Loans, net	1,546,927	1,483,518
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	17,299	15,196
Company-owned life insurance	59,990	59,148
Premises and equipment, net	7,595	7,490
Goodwill	45,664	45,664
Other intangible assets	6,163	6,950
Accrued interest receivable and other assets	41,362	50,507
Total assets	$2,732,900	$2,570,880

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$948,774	$917,187
Demand, interest-bearing	573,699	541,282
Savings and money market	634,802	572,743
Time deposits - under $250	54,129	57,857
Time deposits - $250 and over	147,242	163,670
CDARS - interest-bearing demand, money market and time deposits	16,085	9,401
Total deposits	2,374,731	2,262,140
Subordinated debt, net of issuance costs	39,119	—
Accrued interest payable and other liabilities	49,819	48,890
Total liabilities	2,463,669	2,311,030

Shareholders' equity:
Common stock, no par value; 60,000,000 shares authorized; 38,120,263 shares issued and outstanding at June 30, 2017 and 37,941,007 shares issued and outstanding at December 31, 2016	216,788	215,237
Retained earnings	58,910	52,527
Accumulated other comprehensive loss	(6,467)	(7,914)
Total shareholders' equity	269,231	259,850
Total liabilities and shareholders' equity	$2,732,900	$2,570,880

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest income:
Loans, including fees	$21,207	$19,735	$41,605	$38,923
Securities, taxable	3,442	2,829	6,319	5,603
Securities, exempt from Federal tax	565	575	1,131	1,154
Other investments and interest-bearing deposits in other financial institutions	893	365	1,749	886
Total interest income	26,107	23,504	50,804	46,566

Interest expense:
Deposits	946	760	1,817	1,507
Subordinated debt	228	—	228	—
Short-term borrowings	—	—	—	11
Total interest expense	1,174	760	2,045	1,518

Net interest income before provision for loan losses	24,933	22,744	48,759	45,048
Provision (credit) for loan losses	(46)	351	275	752
Net interest income after provision for loan losses	24,979	22,393	48,484	44,296

Noninterest income:
Service charges and fees on deposit accounts	801	783	1,541	1,550
Increase in cash surrender value of life insurance	420	440	842	889
Servicing income	205	371	490	742
Gain on sales of SBA loans	164	279	488	584
Gain on proceeds from company-owned life insurance	—	1,019	—	1,019
Gain (loss) on sales of securities	—	347	(6)	527
Other	703	421	1,233	963
Total noninterest income	2,293	3,660	4,588	6,274

Noninterest expense:
Salaries and employee benefits	9,209	8,742	18,695	17,689
Occupancy and equipment	1,216	1,081	2,284	2,157
Professional fees	673	708	1,744	1,533
Other	4,156	3,850	7,859	7,687
Total noninterest expense	15,254	14,381	30,582	29,066
Income before income taxes	12,018	11,672	22,490	21,504
Income tax expense	4,569	4,377	8,503	8,103
Net income	7,449	7,295	13,987	13,401
Dividends on preferred stock	—	(504)	—	(1,008)
Net income available to common shareholders	7,449	6,791	13,987	12,393
Undistributed earnings allocated to Series C preferred stock	—	(576)	—	(979)
Distributed and undistributed earnings allocated to common shareholders	$7,449	$6,215	$13,987	$11,414

Earnings per common share:
Basic	$0.20	$0.19	$0.37	$0.35
Diluted	$0.19	$0.19	$0.36	$0.35

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
			(Dollars in thousands)
Net income	$7,449	$7,295	$13,987	$13,401
Other comprehensive income:
Change in net unrealized holding gains on available-for-sale securities and I/O strips securities and I/O strips	1,591	2,723	2,436	7,562
Deferred income taxes	(668)	(1,144)	(1,023)	(3,176)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(13)	(76)	(26)	(90)
Deferred income taxes	6	32	11	38
Reclassification adjustment for losses (gains) realized in income	—	(347)	6	(527)
Deferred income taxes	—	146	(2)	221
Change in unrealized gains on securities and I/O strips, net of deferred income taxes	916	1,334	1,402	4,028

Change in net pension and other benefit plan liability adjustment	38	38	77	86
Deferred income taxes	(16)	(16)	(32)	(36)
Change in pension and other benefit plan liability, net of deferred income taxes	22	22	45	50
Other comprehensive income	938	1,356	1,447	4,078
Total comprehensive income	$8,387	$8,651	$15,434	$17,479

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended June 30, 2017 and 2016
						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Income / (Loss)	Equity
	(Dollars in thousands)
Balance, January 1, 2016	21,004	$19,519	32,113,479	$193,364	$38,773	$(6,220)	$245,436
Net income	—	—	—	—	13,401	—	13,401
Other comprehensive income	—	—	—	—	—	4,078	4,078
Issuance of restricted stock awards, net	—	—	82,372	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	296	—	—	296
Cash dividend declared $0.18 per share	—	—	—	—	(6,803)	—	(6,803)
Stock option expense, net of fortfeitures and taxes	—	—	—	482	—	—	482
Stock options exercised	—	—	98,212	623	—	—	623
Balance, June 30, 2016	21,004	$19,519	32,294,063	$194,765	$45,371	$(2,142)	$257,513

Balance, January 1, 2017	—	—	37,941,007	$215,237	$52,527	$(7,914)	$259,850
Net income	—	—	—	—	13,987	—	13,987
Other comprehensive income	—	—	—	—	—	1,447	1,447
Issuance of restricted stock awards, net	—	—	81,886	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	450	—	—	450
Cash dividend declared $0.20 per share	—	—	—	—	(7,604)	—	(7,604)
Stock option expense, net of forfeitures and taxes	—	—	—	441	—	—	441
Stock options exercised	—	—	97,370	660	—	—	660
Balance, June 30, 2017	—	—	38,120,263	$216,788	$58,910	$(6,467)	$269,231

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,987	$13,401
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	2,079	1,746
(Gain) loss on sale of securities available-for-sale	6	(527)
(Gain) loss on sale of SBA loans	(488)	(584)
Proceeds from sale of SBA loans originated for sale	6,133	8,398
Net change in SBA loans originated for sale	(6,051)	(8,187)
Provision (credit) for loan losses	275	752
Increase in cash surrender value of life insurance	(842)	(889)
Depreciation and amortization	385	361
Amortization of other intangible assets	787	784
Stock option expense, net	441	482
Amortization of restricted stock awards, net	450	296
Gain on proceeds from company owned life insurance	—	(1,019)
Effect of changes in:
Accrued interest receivable and other assets	1,340	3,280
Accrued interest payable and other liabilities	(1,385)	(3,359)
Net cash provided by operating activities	17,117	14,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(87,612)	(75,803)
Purchase of securities held-to-maturity	(62,594)	(109,934)
Maturities/paydowns/calls of securities available-for-sale	25,788	27,789
Maturities/paydowns/calls of securities held-to-maturity	19,795	8,591
Proceeds from sales of securities available-for-sale	6,536	49,171
Net change in loans	(61,293)	(102,413)
Changes in Federal Home Loan Bank stock and other investments	(2,103)	(2,496)
Purchase of premises and equipment	(490)	(130)
Proceeds from sale of foreclosed assets	—	49
Proceeds from company owned life insurance	—	3,164
Net cash used in investing activities	(161,973)	(202,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	112,591	11,009
Issuance of subordinated debt, net of issuance costs	39,119	—
Exercise of stock options	660	623
Repayment of short-term borrowings	—	(3,000)
Payment of cash dividends	(7,604)	(6,803)
Net cash provided by financing activities	144,766	1,829
Net decrease in cash and cash equivalents	(90)	(185,248)
Cash and cash equivalents, beginning of year	266,103	344,092
Cash and cash equivalents, end of year	$266,013	$158,844

Supplemental disclosures of cash flow information:
Interest paid	$1,842	$1,512
Income taxes paid	8,086	4,955

Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$2,391	$—
Transfer of loans held-for-sale to loan portfolio	2,391	2,791
Loans transferred to foreclosed assets	—	49

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2017.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share Based Payment Accounting. The standard is intended to simplify several areas of accounting for share based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company adopted the new guidance on January 1, 2017. The amount of the impact on the effective tax rate will be determined by the number of stock options exercised and the stock price of the Company when the stock options are exercised, and the amount of restricted stock awards vesting. The adoption of this guidance resulted in net income tax expense of $60,000 for the second quarter of 2017, and a reduction to income tax expense of ($112,000) for the first quarter of 2017, totaling a net reduction to income tax expense of ($52,000) for the first six months of 2017. In connection with the adoption, the Company has elected to estimate forfeitures each reporting period.

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

In January 2017, the FASB issued accounting standards ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net remaining amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$7,449	$6,791	$13,987	$12,393
Less: undistributed earnings allocated to Series C
Preferred Stock	—	(576)	—	(979)
Distributed and undistributed earnings allocated to common shareholders	$7,449	$6,215	$13,987	$11,414

Weighted average common shares outstanding for basic earnings per common share	38,070,042	32,243,935	38,014,020	32,184,825
Dilutive effect of stock options oustanding, using the the treasury stock method	509,092	268,676	521,995	260,691
Shares used in computing diluted earnings per common share	38,579,134	32,512,611	38,536,015	32,445,516

Basic earnings per share	$0.20	$0.19	$0.37	$0.35
Diluted earnings per share	$0.19	$0.19	$0.36	$0.35

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2017 and 2016
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance April 1, 2017, net of taxes	$(46)	$328	$(7,687)	$(7,405)
Other comprehensive income (loss) before reclassification, net of taxes	923	—	(8)	915
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(7)	30	23
Net current period other comprehensive income (loss), net of taxes	923	(7)	22	938
Ending balance June 30, 2017, net of taxes	$877	$321	$(7,665)	$(6,467)

Beginning balance April 1, 2016, net of taxes	$3,792	$395	$(7,685)	$(3,498)
Other comprehensive income before reclassification, net of taxes	1,579	—	(5)	1,574
Amounts reclassified from other comprehensive income (loss), net of taxes	(201)	(44)	27	(218)
Net current period other comprehensive income (loss), net of taxes	1,378	(44)	22	1,356
Ending balance June 30, 2016, net of taxes	$5,170	$351	$(7,663)	$(2,142)

	Six Months Ended June 30, 2017 and 2016
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2017, net of taxes	$(540)	$336	$(7,710)	$(7,914)
Other comprehensive (loss) before reclassification, net of taxes	1,413	—	(15)	1,398
Amounts reclassified from other comprehensive income (loss), net of taxes	4	(15)	60	49
Net current period other comprehensive income (loss), net of taxes	1,417	(15)	45	1,447

Ending balance June 30, 2017, net of taxes	$877	$321	$(7,665)	$(6,467)

Beginning balance January 1, 2016, net of taxes	$1,090	$403	$(7,713)	$(6,220)
Other comprehensive (loss) before reclassification, net of taxes	4,386	—	(5)	4,381
Amounts reclassified from other comprehensive income (loss), net of taxes	(306)	(52)	55	(303)
Net current period other comprehensive loss, net of taxes	4,080	(52)	50	4,078

Ending balance June 30, 2016, net of taxes	$5,170	$351	$(7,663)	$(2,142)

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2017	2016	Net Income is Presented
	(Dollars in thousands)
Unrealized (loss) gains on available-for-sale securities and I/O strips	$—	$347	Gain on sales of securities
	—	(146)	Income tax expense
	—	201	Net of tax
Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	13	76	Interest income on taxable securities
	(6)	(32)	Income tax expense
	7	44	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	17	13
Actuarial losses	(69)	(60)
	(52)	(47)	Income before income tax
	22	20	Income tax benefit
	(30)	(27)	Net of tax
Total reclassification for the year	$(23)	$218

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Six Months Ended
	June 30,
Details About AOCI Components	2017	2016	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$(6)	$527	Gain (loss) on sales of securities
	2	(221)	Income tax expense
	(4)	306	Net of tax
Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	26	90	Interest income on taxable securities
	(11)	(38)	Income tax expense
	15	52	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	35	26
Actuarial losses	(138)	(120)
	(103)	(94)	Income before income tax
	43	39	Income tax benefit
	(60)	(55)	Net of tax
Total reclassification from AOCI for the year	$(49)	$303

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at June 30, 2017 and December 31, 2016 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$354,429	$1,146	$(2,549)	$353,026
Trust preferred securities	15,000	1,875	—	16,875
Total	$369,429	$3,021	$(2,549)	$369,901

Securities held-to-maturity:
Agency mortgage-backed securities	$278,340	$151	$(2,554)	$275,937
Municipals - exempt from Federal tax	89,926	1,065	(826)	90,165
Total	$368,266	$1,216	$(3,380)	$366,102

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$293,598	$928	$(3,537)	$290,989
Trust preferred securities	15,000	600	—	15,600
Total	$308,598	$1,528	$(3,537)	$306,589

Securities held-to-maturity:
Agency mortgage-backed securities	$233,409	$15	$(3,554)	$229,870
Municipals - exempt from Federal tax	90,601	521	(2,244)	88,878
Total	$324,010	$536	$(5,798)	$318,748

Securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$255,754	$(2,549)	$—	$—	$255,754	$(2,549)
Total	$255,754	$(2,549)	$—	$—	$255,754	$(2,549)

Securities held-to-maturity:
Agency mortgage-backed securities	$220,640	$(2,535)	$417	$(19)	$221,057	$(2,554)
Municipals - exempt from Federal tax	36,035	(633)	3,868	(193)	39,903	(826)
Total	$256,675	$(3,168)	$4,285	$(212)	$260,960	$(3,380)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)
Total	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)

Securities held-to-maturity:
Agency mortgage-backed securities	$222,132	$(3,528)	$612	$(26)	$222,744	(3,554)
Municipals - exempt from Federal tax	57,304	(2,026)	2,046	(218)	59,350	(2,244)
Total	$279,436	$(5,554)	$2,658	$(244)	$282,094	$(5,798)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2017, the Company held 482 securities (166 available-for-sale and 316 held‑to‑maturity), of which 257 had fair values below amortized cost. At June 30, 2017, there were $3,868,000 of municipal bonds held-to-maturity, and $417,000 of agency mortgage-backed securities held-to-maturity carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $212,000 at June 30, 2017. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at June 30, 2017.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Proceeds	$—	$43,573	$6,536	$49,171
Gross gains	—	364	—	544
Gross losses	—	(17)	(6)	(17)

The amortized cost and estimated fair values of securities as of June 30, 2017 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after ten years	$15,000	$16,875
Agency mortgage-backed securities	354,429	353,026
Total	$369,429	$369,901

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due 3 months or less	$757	$757
Due after 3 months through one year	880	881
Due after one through five years	3,201	3,253
Due after five through ten years	19,447	20,029
Due after ten years	65,641	65,245
Agency mortgage-backed securities	278,340	275,937
Total	$368,266	$366,102

5) Loans

Loans were as follows for the periods indicated:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$610,658	$604,331
Real estate:
CRE	731,537	662,228
Land and construction	82,873	81,002
Home equity	79,930	82,459
Residential mortgages	48,732	52,887
Consumer	13,360	20,460
Loans	1,567,090	1,503,367
Deferred loan fees, net	(766)	(760)
Loans, net of deferred fees	1,566,324	1,502,607
Allowance for loan losses	(19,397)	(19,089)
Loans, net	$1,546,927	$1,483,518

At June 30, 2017 and December 31, 2016, total net loans included in the table above include $73,810,000 and $88,453,000, respectively, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,252	$7,743	$140	$19,135
Charge-offs	(1,702)	—	—	(1,702)
Recoveries	1,122	888	—	2,010
Net (charge-offs) recoveries	(580)	888	—	308
Provision (credit) for loan losses	587	(649)	16	(46)
End of period balance	$11,259	$7,982	$156	$19,397

	Three Months Ended June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,279	$8,068	$111	$19,458
Charge-offs	(23)	—	—	(23)
Recoveries	129	6	—	135
Net recoveries	106	6	—	112
Provision for loan losses	143	203	5	351
End of period balance	$11,528	$8,277	$116	$19,921

	Six Months Ended June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,068)	—	—	(2,068)
Recoveries	1,172	929	—	2,101
Net (charge-offs) recoveries	(896)	929	—	33
Provision (credit) for loan losses	1,499	(1,274)	50	275
End of period balance	$11,259	$7,982	$156	$19,397

	Six Months Ended June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,748	$8,076	$102	$18,926
Charge-offs	(140)	—	—	(140)
Recoveries	161	222	—	383
Net recoveries	21	222	—	243
Provision (credit) for loan losses	759	(21)	14	752
End of period balance	$11,528	$8,277	$116	$19,921

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$800	$—	$—	$800
Collectively evaluated for impairment	10,459	7,982	156	18,597
Acquired with deterioriated credit quality	—	—	—	—
Total allowance balance	$11,259	$7,982	$156	$19,397
Loans:
Individually evaluated for impairment	$2,188	$1,090	$1	$3,279
Collectively evaluated for impairment	608,470	941,982	13,359	1,563,811
Acquired with deterioriated credit quality	—	—	—	—
Total loan balance	$610,658	$943,072	$13,360	$1,567,090

	December 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$—	$—	$329
Collectively evaluated for impairment	10,327	8,327	106	18,760
Acquired with deterioriated credit quality	—	—	—	—
Total allowance balance	$10,656	$8,327	$106	$19,089
Loans:
Individually evaluated for impairment	$2,057	$885	$3	$2,945
Collectively evaluated for impairment	602,029	877,691	20,457	1,500,177
Acquired with deterioriated credit quality	245	—	—	245
Total loan balance	$604,331	$878,576	$20,460	$1,503,367

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	June 30, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,161	$1,161	$—	$1,808	$1,808	$—
Real estate:
CRE	501	501	—	1,278	419	—
Land and construction	208	189	—	218	199	—
Home Equity	400	400	—	267	267	—
Consumer	1	1	—	3	3	—
Total with no related allowance recorded	2,271	2,252	—	3,574	2,696	—

With an allowance recorded:
Commercial	1,027	1,027	800	494	494	329
Total with an allowance recorded	1,027	1,027	800	494	494	329
Total	$3,298	$3,279	$800	$4,068	$3,190	$329

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Three Months Ended June 30, 2017
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$3,181	$706	$192	$325	$2	$4,406
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2016
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$560	$2,880	$210	$762	$3	$4,415
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2017
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$2,888	$611	$194	$306	$2	$4,001
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2016
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,124	$2,917	$213	$862	$3	$5,119
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	June 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$2,987	$4,360	$3,059
Restructured and loans over 90 days past due and still accruing	171	—	—
Total nonperforming loans	3,158	4,360	3,059
Other restructured loans	121	141	131
Total impaired loans	$3,279	$4,501	$3,190

The following table presents the nonperforming loans by class for the periods indicated:

	June 30, 2017			December 31, 2016
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$1,896	$171	$2,067	$2,171	$—	$2,171
Real estate:
CRE	501	—	501	419	—	419
Land and construction	189	—	189	199	—	199
Home equity	400	—	400	267	—	267
Consumer	1	—	1	3	—	3
Total	$2,987	$171	$3,158	$3,059	$—	$3,059

The following tables present the aging of past due loans by class for the periods indicated:

	June 30, 2017
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$2,544	$524	$1,386	$4,454	$606,204	$610,658
Real estate:
CRE	4	—	—	4	731,533	731,537
Land and construction	—	—	189	189	82,684	82,873
Home equity	—	—	—	—	79,930	79,930
Residential mortgages	—	—	—	—	48,732	48,732
Consumer	—	—	—	—	13,360	13,360
Total	$2,548	$524	$1,575	$4,647	$1,562,443	$1,567,090

	December 31, 2016
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$3,998	$857	$2,036	$6,891	$597,440	$604,331
Real estate:
CRE	632	—	—	632	661,596	662,228
Land and construction	—	—	199	199	80,803	81,002
Home equity	—	267	—	267	82,192	82,459
Residential mortgages	—	—	—	—	52,887	52,887
Consumer	—	—	—	—	20,460	20,460
Total	$4,630	$1,124	$2,235	$7,989	$1,495,378	$1,503,367

Past due loans 30 days or greater totaled $4,647,000 and $7,989,000 at June 30, 2017 and December 31, 2016, respectively, of which $1,511,000 and $2,057,000 were on nonaccrual. At June 30, 2017, there were also $1,476,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2016, there were also $1,002,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at June 30, 2017 and December 31, 2016.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	June 30, 2017			December 31, 2016
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$605,145	$5,513	$610,658	$594,255	$10,076	$604,331
Real estate:
CRE	730,832	705	731,537	659,777	2,451	662,228
Land and construction	82,684	189	82,873	80,803	199	81,002
Home equity	79,036	894	79,930	81,866	593	82,459
Residential mortgages	48,732	—	48,732	52,887	—	52,887
Consumer	13,359	1	13,360	20,455	5	20,460
Total	$1,559,788	$7,302	$1,567,090	$1,490,043	$13,324	$1,503,367

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The balance of troubled debt restructurings at June 30, 2017 was $121,000, which included $1,000 of nonaccrual loans and $120,000 of accruing loans. The balance of troubled debt restructurings at December 31, 2016 was $133,000, which included $2,000 of nonaccrual loans and $131,000 of accruing loans. Approximately $2,000 in specific reserves were established with respect to these loans as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

There were no new loans modified as troubled debt restructurings during the three and six month periods ended June 30, 2017 and 2016.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and six month periods ended June 30, 2017 and 2016.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Goodwill and Other Intangible Assets

Goodwill

At June 30, 2017, the carrying value of goodwill was $45,664,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding and $32,620,000 from its acquisition of Focus.

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

Other Intangible Assets

The core deposit intangible asset originally acquired in the June 2007 acquisition of Diablo Valley Bank was $5,049,000. The core deposit intangible asset was amortized over its estimated useful life of 10 years, and was fully amortized at June 30, 2017. Accumulated amortization of the core deposit intangible asset was $4,854,000 at December 31, 2016.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortiztion of this intangible asset was $1,557,000 and $1,120,000 at June 30, 2017 and December 31, 2016, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful life), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $824,000 and $669,000 at June 30, 2017 and December 31, 2016, respectively.

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

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2017 and December 31, 2016.

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

The Company had net deferred tax assets of $22,577,000, and $25,058,000, at June 30, 2017, and December 31, 2016, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2017 and December 31, 2016 will be fully realized in future years.

The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Low income housing investments	$3,641	$3,880
Future commitments	$365	$365

The Company expects future commitments of $68,000 to be paid in 2017, $14,000 in 2018, and $283,000 in 2019 through 2023.

For tax purposes, the Company had low income housing tax credits of $110,000 and $111,000 for the three months ended June 30, 2017 and June 30, 2016, respectively, and low income housing investment losses of $115,000 and $118,000, respectively.  For tax purposes, the Company had low income housing tax credits of $220,000 and $222,000 for the six months ended June 30, 2017 and June 30, 2016, respectively, and low income housing investment losses of $230,000 and $235,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$81	$133	$162	$266
Interest cost	259	259	518	518
Amortization of net actuarial loss	69	60	138	120
Net periodic benefit cost	$409	$452	$818	$904

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,301	$6,215
Interest cost	121	248
Actuarial gain	—	(162)
Projected benefit obligation at end of period	$6,422	$6,301

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Net actuarial loss	$2,206	$2,126
Prior transition obligation	1,283	1,328
Accumulated other comprehensive loss	$3,489	$3,454

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Amortization of prior transition obligation	$(17)	$(13)	$(35)	$(26)
Interest cost	60	62	121	124
Net periodic benefit cost	$43	$49	$86	$98

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at June 30, 2017
Available-for-sale securities:
Agency mortgage-backed securities	$353,026	—	$353,026	—
Trust preferred securities	16,875	—	16,875	—
I/O strip receivables	1,028	—	1,028	—
Assets at December 31, 2016
Available-for-sale securities:
Agency mortgage-backed securities	$290,989	—	$290,989	—
Trust preferred securities	15,600	—	15,600	—
I/O strip receivables	1,067	—	1,067	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at June 30, 2017
Impaired loans - held-for-investment:
Commercial	$227	—	—	$227
Real estate:
Land and construction	189	—	—	189
	$416	—	—	$416

Assets at December 31, 2016
Impaired loans - held-for-investment:
Commercial	$165	—	—	$165
Real estate:
CRE	419	—	—	419
Land and construction	199	—	—	199
	$783	—	—	$783
Foreclosed assets:
Land and construction	$229	—	—	$229
	$229			$229

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$1,216	$1,112
Book value of impaired loans held-for-investment carried at cost	2,063	2,078
Total impaired loans held-for-investment	$3,279	$3,190
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$1,216	$1,112
Specific valuation allowance	(800)	(329)
Impaired loans held-for-investment carried at fair value, net	$416	$783

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $3,279,000 at June 30, 2017.  In addition, these loans had a specific valuation allowance of $800,000 at June 30, 2017. Impaired loans held‑for‑investment totaling $1,216,000 at June 30, 2017, were carried at fair value as a result of the aforementioned partial charge‑offs and specific valuation allowances at period‑end. The remaining $2,063,000 of impaired loans were carried at cost at June 30, 2017, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first six months of 2017 on impaired loans held‑for‑investment carried at fair value at June 30, 2017 resulted in an additional provision for loan losses of $766,000.

At June 30, 2017, foreclosed assets had a carrying amount of $183,000, with no valuation allowance.

Impaired loans held-for-investment were $3,190,000 at December 31, 2016. There were no partial charge-offs at December 31, 2016.  In addition, these loans had a specific valuation allowance of $329,000 at December 31, 2016. Impaired loans held-for-investment totaling $1,112,000 at December 31, 2016 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $2,078,000 of impaired loans were carried at cost at December 31, 2016, as the fair value collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2016 on impaired loans held-for-investment carried at fair value at December 31, 2016 resulted in an additional provision for loan losses of $320,000.

At December 31, 2016, foreclosed assets had a carrying amount of $229,000, with no valuation allowance.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	June 30, 2017
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$227	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Land and construction	189	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2016
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$165	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
CRE	419	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3)%

Land and construction	199	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

Foreclosed assets:
Land and construction	229	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2)%

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$266,013	$266,013	$—	$—	$266,013
Securities available-for-sale	369,901	—	369,901	—	369,901
Securities held-to-maturity	368,266	—	366,102	—	366,102
Loans (including loans held-for-sale), net	1,550,647	—	3,720	1,497,069	1,500,789
FHLB stock, FRB stock, and other investments	17,299	—	—	—	N/A
Accrued interest receivable	7,194	—	2,224	4,970	7,194
I/O strips receivables	1,028	—	1,028	—	1,028
Liabilities:
Time deposits	$204,361	$—	$204,636	$—	$204,636
Other deposits	2,170,370	—	2,170,370	—	2,170,370
Subordinated debt	39,119	—	—	39,319	39,319
Accrued interest payable	371	—	371	—	371

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2016:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$266,103	$266,103	$—	$—	$266,103
Securities available-for-sale	306,589	—	306,589	—	306,589
Securities held-to-maturity	324,010	—	318,748	—	318,748
Loans (including loans held-for-sale), net	1,489,223	—	5,705	1,444,076	1,449,781
FHLB stock, FRB stock, and other investments	15,196	—	—	—	N/A
Accrued interest receivable	6,859	—	1,961	4,898	6,859
I/O strips receivables	1,067	—	1,067	—	1,067
Liabilities:
Time deposits	$224,717	$—	$225,047	$—	$225,047
Other deposits	2,037,423	—	2,037,423	—	2,037,423
Accrued interest payable	168	—	168	—	168

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

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the six months ended June 30, 2017, the Company granted 247,000 shares nonqualified stock options and 82,770 shares of restricted stock. There were 1,531,058 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2017.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2017	1,719,091	$9.79
Granted	247,000	$14.48
Exercised	(97,370)	$6.78
Forfeited or expired	(138,828)	$23.32
Outstanding at June 30, 2017	1,729,893	$9.55	6.53	$7,849,383
Vested or expected to vest	1,626,099		6.53	$7,378,420
Exercisable at June 30, 2017	1,126,752		5.27	$6,387,424

As of June 30, 2017, there was $1,597,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.86 years.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2017	199,503	$9.74
Granted	82,770	$14.36
Vested	(57,454)	$9.88
Forfeited or expired	(884)	$9.36
Nonvested shares at June 30, 2017	223,935	$11.41

As of June 30, 2017, there was $2,257,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.66 years.

11) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year, payable semi-annually. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date. The first interest payment will be made on December 1, 2017.  The Company at its option may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The issuance costs of the Subordinated Debt totaled $898,000, which is being amortized through the Subordinated Debt maturity date.  The Subordinated Debt, net of the unamortized issuance costs, totaled $39,119,000 at June 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

12) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since June 30, 2017, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2017.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2017 and December 31, 2016, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2017, and December 31, 2016.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of June 30, 2017
Total Capital	$282,314	14.4%	$181,707	9.25%
(to risk-weighted assets)
Tier 1 Capital	$223,123	11.4%	$142,419	7.25%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$223,123	11.4%	$112,953	5.75%
(to risk-weighted assets)
Tier 1 Capital	$223,123	8.5%	$104,736	4.00%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2017, and December 31, 2016.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of June 30, 2017
Total Capital	$258,796	13.2%	$196,333	10.0%	$181,608	9.25%
(to risk-weighted assets)
Tier 1 Capital	$238,724	12.2%	$157,067	8.0%	$142,342	7.25%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$238,724	12.2%	$127,617	6.5%	$112,892	5.75%
(to risk-weighted assets)
Tier 1 Capital	$238,724	9.1%	$130,872	5.0%	$104,697	4.00%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2016
Total Capital	$231,069	12.3%	$187,602	10.0%	$161,807	8.625%
(to risk-weighted assets)
Tier 1 Capital	$211,364	11.3%	$150,082	8.0%	$124,287	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$211,364	11.3%	$121,942	6.5%	$96,146	5.125%
(to risk-weighted assets)
Tier 1 Capital	$211,364	8.4%	$125,746	5.0%	$100,597	4.000%
(to average assets)

(1)	Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,119,000 at June 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The issuance of Subordinated Debt resulted in an increase in the Company’s total risk‑based capital ratio at June 30, 2017, compared to December 31, 2016, but had no effect on the other regulatory capital ratios of the Company.  All of HBC’s regulatory capital ratios increased at June 30, 2017, compared to December 31, 2016, primarily due to the downstream of $20,000,000 of the proceeds of the Subordinated Debt from the Company to HBC, partially offset by distributed dividends totaling $8,000,000 from HBC to the Company during the first six months of 2017.

HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2017, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $25,260,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During each of the second and first quarters of 2017, HBC distributed dividends of $4,000,000, for a total of $8,000,000 for the first six months of 2017.

13) Loss Contingencies

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

14) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Salaries and employee benefits	$9,209	$8,742	$18,695	$17,689
Occupancy and equipment	1,216	1,081	2,284	2,157
Professional fees	673	708	1,744	1,533
Amortization on intangible assets	442	392	787	784
Software subscriptions	441	376	858	717
Insurance expense	370	307	722	606
Data processing	286	371	669	771
FDIC deposit insurance premiums	259	327	556	658
Other	2,358	2,077	4,267	4,151
Total	$15,254	$14,381	$30,582	$29,066

15) Business Segment Information

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

	Three Months Ended June 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$23,372	$2,735	$26,107
Intersegment interest allocations	242	(242)	—
Total interest expense	1,174	—	1,174
Net interest income	22,440	2,493	24,933
Provision (credit) for loan losses	(46)	—	(46)
Net interest income after provision	22,486	2,493	24,979
Noninterest income	1,937	356	2,293
Noninterest expense	13,424	1,830	15,254
Intersegment expense allocations	129	(129)	—
Income before income taxes	11,128	890	12,018
Income tax expense	4,196	373	4,569
Net income	$6,932	$517	$7,449

Total assets	$2,676,599	$56,301	$2,732,900
Loans, net of deferred fees	$1,523,928	$42,396	$1,566,324
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Three Months Ended June 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,301	$3,203	$23,504
Intersegment interest allocations	304	(304)	—
Total interest expense	760	—	760
Net interest income	19,845	2,899	22,744
Provision for loan losses	325	26	351
Net interest income after provision	19,520	2,873	22,393
Noninterest income	3,497	163	3,660
Noninterest expense	12,602	1,779	14,381
Intersegment expense allocations	214	(214)	—
Income before income taxes	10,629	1,043	11,672
Income tax expense	3,940	437	4,377
Net income	$6,689	$606	$7,295

Total assets	$2,311,058	$67,234	$2,378,292
Loans, net of deferred fees	$1,412,317	$51,797	$1,464,114
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Six Months Ended June 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$45,341	$5,463		$50,804
Intersegment interest allocations	502	(502)		—
Total interest expense	2,045	—		2,045
Net interest income	43,798	4,961		48,759
Provision for loan losses	265	10		275
Net interest income after provision	43,533	4,951	—	48,484
Noninterest income	4,052	536		4,588
Noninterest expense	27,003	3,579		30,582
Intersegment expense allocations	262	(262)		—
Income before income taxes	20,844	1,646		22,490
Income tax expense	7,812	691		8,503
Net income	$13,032	$955		$13,987

Total assets	$2,676,599	$56,301		$2,732,900
Loans, net of deferred fees	$1,523,928	$42,396		$1,566,324
Goodwill	$32,620	$13,044		$45,664

(1)	Includes the holding company’s results of operations

	Six Months Ended June 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$40,509	$6,057	$46,566
Intersegment interest allocations	549	(549)	—
Total interest expense	1,518	—	1,518
Net interest income	39,540	5,508	45,048
Provision for loan losses	712	40	752
Net interest income after provision	38,828	5,468	44,296
Noninterest income	5,909	365	6,274
Noninterest expense	25,654	3,412	29,066
Intersegment expense allocations	389	(389)	—
Income before income taxes	19,472	2,032	21,504
Income tax expense	7,250	853	8,103
Net income	$12,222	$1,179	$13,401

Total assets	$2,311,058	$67,234	$2,378,292
Loans, net of deferred fees	$1,412,317	$51,797	$1,464,114
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

16) Subsequent Events

On July 27, 2017, the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend to holders of common stock. The dividend will be paid on August 24, 2017 to shareholders of record on August 10, 2017.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2016. There are no changes to these policies as of June 30, 2017, except for accounting for share-based compensation arrangements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in additional income tax expense of $60,000 for the second quarter of 2017, and a reduction to income tax expense of ($112,000) for the first quarter of 2017, totaling a net reduction to income tax expense of ($52,000) for the first six months of 2017.

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

Performance Overview

For the three months ended June 30, 2017, net income was $7.4 million, or $0.19 per average diluted common share, compared to $7.3 million, or $0.19 per average diluted common share, for the three months ended June 30, 2016. The Company’s annualized return on average tangible assets was 1.14% and annualized return on average tangible equity was 14.00% for the three months ended June 30, 2017, compared to 1.28% and 14.68%, respectively, for the three months ended June 30, 2016.

For the six months ended June 30, 2017, net income was $14.0 million, or $0.36 per average diluted common share, compared to $13.4 million, or $0.35 per average diluted common share, for the six months ended June 30, 2016. The Company’s annualized return on average tangible assets was 1.10% and annualized return on average tangible equity was 13.41% for the six months ended June 30, 2017 compared to 1.17% and 13.66%, respectively, for the six months ended June 30, 2016.

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	June 30,	June 30,
	2017	2016
	(Dollars in thousands)
Total factored receivables	$42,396	$51,797
Average factored receivables
For the three months ended	$42,193	$46,877
For the six months ended	$43,474	$43,336
Total full time equivalent employees	38	37

Series C Preferred Stock

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C Preferred Stock for 5,601,000 shares of the Company’s common stock. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock. During the fourth quarter of 2016, Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. sold all of their shares of common stock.  The exchange of the Series C Preferred Stock for common stock resulted in an increase in the Company’s common equity Tier 1 risk-based capital ratio at June 30, 2017 and December 31, 2016, but had no effect on HBC’s common equity Tier 1 risk-based capital ratio or other regulatory capital ratios of the Company or HBC.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year, payable semi-annually. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date. The first interest payment will be made on December 1, 2017.  The Company at its option may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium.

The Subordinated Debt, net of unamortized issuance costs, totaled $39.1 million at June 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The issuance of Subordinated Debt resulted in an increase in the Company’s total risk‑based capital ratio at June 30, 2017, compared to December 31, 2016, but had no effect on the other regulatory capital ratios of the Company.  All of HBC’s regulatory capital ratios increased at June 30, 2017, compared to December 31, 2016, primarily due to the downstream of $20.0 million of the proceeds of the Subordinated Debt from the Company to HBC, partially offset by distributed dividends totaling $8.0 million from HBC to the Company during the first six months of 2017.

Second Quarter 2017 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income increased 10% to $24.9 million for the second quarter of 2017, compared to $22.7 million for the second quarter of 2016. For the first six months of 2017, net interest income increased 8% to $48.8 million, compared to $45.0 million for the first six months of 2016.  Net interest income increased for the second quarter and first six months of 2017, compared to the respective periods in 2016, primarily due to the impact of loan growth, and an increase in the average balance of investment securities.

•

For the second quarter of 2017, the fully tax equivalent (“FTE”) net interest margin contracted 20 basis points to 4.07% from 4.27% for the second quarter of 2016. The contraction was primarily due to the issuance of the Subordinated Debt and the related investment in lower yield excess funds at the Federal Reserve Bank. This was partially offset by higher average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds.

•

For the first six months of 2017, the net interest margin contracted 18 basis points to 4.06%, compared to 4.24% for the first six months of 2016. The contraction was primarily the issuance of the Subordinated Debt, the related investment in lower yield excess funds at the Federal Reserve Bank, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus Business Bank (“Focus”) acquisition. This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds.

•

The impact of the Subordinated Debt and the related investment in excess funds at the Federal Reserve Bank resulted in a five basis points reduction to the net interest margin for the second quarter of 2017, and a three basis points reduction to the net interest margin for the first six months of 2017.

•

The yield on the loan portfolio increased to 5.64% for the second quarter of 2017, compared to 5.60% for the second quarter of 2016. The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 33 basis points for the second quarter of 2017, compared to the second quarter of 2016.

•

The yield on the loan portfolio decreased to 5.59% for the first six months of 2017, compared to 5.60% for the first six months of 2016. The decrease was primarily due to the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction. This was partially offset by the impact of increases in the prime rate.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 28 basis points for the first six months of 2017, compared to the first six months of 2016.

•

The accretion of the loan purchase discount into loan interest income from the Focus transaction was $257,000 for the second quarter of 2017, compared to $276,000 for the second quarter of 2016. The accretion of the loan purchase discount into loan interest income from the Focus transaction was $470,000 for the first six months of 2017, and $794,000 for the first six months of 2016.  The total purchase discount on non‑impaired loans from the Focus loan portfolio was $4.6 million as of August 20, 2015 (the “acquisition date”), of which $3.4 million has been accreted into loan interest income from the acquisition date through June 30, 2017.

•

There was a ($46,000) credit to the provision for loan losses for the second quarter of 2017, compared to a $351,000  provision for loan losses for the second quarter of 2016. For the six months ended June 30, 2017, there was a $275,000 provision for loan losses, compared to a $752,000 credit provision for loan losses for the first six months of 2016.

•

Noninterest income was $2.3 million for the second quarter of 2017, compared to $3.7 million for the second quarter of 2016. For the six months ended June 30, 2017, noninterest income was $4.6 million, compared to $6.3 million for the six months ended June 30, 2016. The decrease in noninterest income for the second quarter of 2017 and the first six months of 2017, compared to the same periods in 2016, was primarily due to a $1.0 million gain on proceeds from company owned life insurance and gains on sales of investment securities in 2016.

•

Total noninterest expense for the second quarter of 2017 was $15.3 million, compared to $14.4 million for the second quarter of 2016. Noninterest expense for the six months ended June 30, 2017 was $30.6 million, compared to $29.1 million for the six months ended June 30, 2016. The increase in noninterest expense in the second quarter and first six months of 2017, compared to the respective periods in 2016, was primarily due higher salaries and employee benefits as a result of annual salary increases.

•

The efficiency ratio for the second quarter of 2017 was 56.03%, compared to 54.47% for the second quarter of 2016. The efficiency ratio for the six months ended June 30, 2017 was 57.33%, compared to 56.63% for the six months ended June 30, 2016.

•

Income tax expense for the second quarter of 2017 was $4.6 million, compared to $4.4 million for the second quarter of 2016. The effective tax rate for the second quarter of 2017 was 38.0%, compared to 37.5% for the second quarter of 2016. Income tax expense for the six months ended June 30, 2017 was $8.5 million, compared to $8.1 million for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 37.8%, compared to 37.7% for the six months ended June 30, 2016.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, interest‑bearing deposits in other financial institutions and securities available‑for‑sale increased 16% to $635.9 million at June 30, 2017, from $549.3 million at June 30, 2016, and increased 11% from $572.7 million at December 31, 2016.

•	At June 30, 2017, investment securities held‑to‑maturity totaled $368.3 million, compared to $210.2 million at June 30, 2016, and $324.0 million at December 31, 2016.

•

Loans, excluding loans held‑for‑sale, increased $102.2 million, or 7%, to $1.57 billion at June 30, 2017,  compared to $1.46 billion at June 30, 2016, which included an increase of $57.8 million, or 4% in the Company’s legacy portfolio, $37.9 million of purchased CRE loans, and $15.9 million of purchased residential mortgage loans, partially offset by a decrease of $9.4 million in factored receivables portfolio. Loans increased $63.7 million, or 4%, to $1.57 billion at June 30, 2017, compared to $1.50 billion at December 31, 2016.

•

Nonperforming assets (“NPAs”) decreased to $3.3 million, or 0.12% of total assets, at June 30, 2017, compared to $4.7 million, or 0.20% of total assets, at June 30, 2016, and $3.3 million, or 0.13% of total assets, at December 31, 2016.

•	Classified assets were $7.5 million at June 30, 2017, compared to $22.8 million at June 30, 2016, and $13.6 million at December 31, 2016.

•	Net recoveries totaled $308,000 for the second quarter of 2017, compared to net recoveries of $112,000 for the second quarter 2016, and net charge‑offs of $1.2 million for the fourth quarter of 2016.

•

The allowance for loan losses at June 30, 2017 was $19.4 million, or 1.24% of total loans, representing 614.22% of nonperforming loans. The allowance for loan losses at June 30, 2016 was $19.9 million, or 1.36% of total loans, representing 456.90% of nonperforming loans. The allowance for loan losses at December 31, 2016 was $19.1 million, or 1.27% of total loans, representing 624.03% of nonperforming loans.

•

Total deposits increased $300.9 million, or 15%, to $2.37 billion at June 30, 2017, compared to $2.07 billion at June 30, 2016, and increased $112.6 million, or 5%, from $2.26 billion at December 31, 2016.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short‑term borrowings) to total assets was 5.98% June 30, 2017, compared to 8.34% at June 30, 2016, and 6.73% at December 31, 2016.

•	The loan to deposit ratio was 65.96% at June 30, 2017, compared to 70.60% at June 30, 2016, and 66.42% at December 31, 2016.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at June 30, 2017.

				Fully Phased-in
			Well-capitalized	Basel III Minimal
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	14.4%	13.2%	10.0%	10.5%
Tier 1 Risk-Based	11.4%	12.2%	8.0%	8.5%
Common Equity Tier 1 Risk-based	11.4%	12.2%	6.5%	7.0%
Leverage	8.5%	9.1%	5.0%	4.0%

(1)	Requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $300.9 million, or 15%, to $2.37 billion at June 30, 2017, compared to $2.07 billion at June 30, 2016, and increased $112.6 million, or 5%, from $2.26 billion at December 31, 2016. The Company had no brokered deposits at June 30, 2017 and December 31, 2016, compared to $6.1 million at June 30, 2016. Deposits from title insurance companies, escrow accounts, and real estate exchange facilitators were $51.6 million at June 30, 2017, compared to $34.2 million at June 30, 2016, and $63.9 million at December 31, 2016. Certificates of deposit from the State of California totaled $65.1 million at June 30, 2017, compared to $85.1 million at December 31, 2016, and $98.0 million at June 30, 2016.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At June 30, 2017, we had $266.0 million in cash and cash equivalents and approximately $519.8 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $616.5 million at fair value in unpledged securities available at June 30, 2017. Our loan to deposit ratio was 65.96% at June 30, 2017, compared to 70.60% at June 30, 2016, and 66.42% at December 31, 2016.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans‑held‑for sale, increased $102.2 million, or 7%, to $1.57 billion at June 30, 2017, compared to $1.46 billion at June 30, 2016, which included an increase of $57.8 million, or 4%, in the Company’s legacy loan portfolio, $37.9 million of purchased CRE loans, and an increase of $15.9 million of purchased residential mortgage loans, partially offset by a decrease of $9.4 million in factored receivables portfolio. Loans increased $63.7 million, or 4%, to $1.57 billion at June 30, 2017, compared to $1.50 billion at December 31, 2016. The loan portfolio remains well‑diversified with commercial and industrial (“C&I”) loans accounting for 39% of the loan portfolio at June 30, 2017, which included $42.4 million of factored receivables. CRE loans accounted for 47% of the total loan portfolio, of which 42% were occupied by businesses that own them. Consumer and home equity loans accounted for 6% of total loans, land and construction loans accounted for 5% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at June 30, 2017.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 10% to $24.9 million for the second quarter of 2017, compared to $22.7 million for the second quarter of 2016. For the first six months of 2017, net interest income increased 8% to $48.8 million, compared to $45.0 million for the first six months of 2016.  Net interest income increased for the second quarter and first six months of 2017, compared to the respective periods in 2016, primarily due to the impact of loan growth, and an increase in the average balance of investment securities.

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

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments, which is the final guidance on the new current expected credit loss (“CECL”) model.  The new guidance will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates.  Management is currently evaluating the impact of adopting CECL, which becomes effective for the Company on January 1, 2020.  The effect of the adoption of CECL is currently unknown and could result in an increase to the allowance for loan losses and a charge to equity.  Further discussion of the adoption of CECL appears in Note 1 – Basis of Presentation – Newly Issued, but not yet Effective Accounting Standards in the financial statements in this Form 10-Q.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Noninterest expense for the second quarter of 2017 was $15.3 million, compared to $14.4 million for the second quarter of 2016. Noninterest expense for the six months ended June 30, 2017 was $30.6 million, compared to $29.1 million for the six months ended June 30, 2016. The increase in noninterest expense in the second quarter and first six months of 2017, compared to the respective periods in 2016, was primarily due higher salaries and employee benefits as a result of annual salary increases.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,507,387	$21,207	5.64%	$1,417,952	$19,735	5.60%
Securities — taxable	629,387	3,442	2.19%	523,183	2,828	2.17%
Securities — exempt from Federal tax (3)	90,144	869	3.87%	92,230	885	3.86%
Federal funds sold and interest-
bearing deposits in other financial institutions	262,156	893	1.37%	138,984	366	1.06%
Total interest earning assets (3)	2,489,074	26,411	4.26%	2,172,349	23,814	4.41%
Cash and due from banks	33,627			33,208
Premises and equipment, net	7,606			7,589
Goodwill and other intangible assets	52,125			53,626
Other assets	89,044			79,102
Total assets	$2,671,476			$2,345,874
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$906,570			$780,116

Demand, interest-bearing	582,024	302	0.21%	498,970	236	0.19%
Savings and money market	619,017	359	0.23%	505,697	269	0.21%
Time deposits — under $100	20,246	15	0.30%	22,618	16	0.28%
Time deposits — $100 and over	191,127	269	0.56%	217,586	219	0.40%
Time deposits — brokered	—	—	N/A	8,861	19	0.86%
CDARS — interest-bearing demand, money
market and time deposits	11,533	1	0.03%	8,676	1	0.05%
Total interest-bearing deposits	1,423,947	946	0.27%	1,262,408	760	0.24%
Total deposits	2,330,517	946	0.16%	2,042,524	760	0.15%

Subordinated debt, net of issuance costs	14,187	228	6.45%	—	—	N/A
Short-term borrowings	44	—	0.00%	7	—	0.00%
Total interest-bearing liabilities	1,438,178	1,174	0.33%	1,262,415	760	0.24%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,344,748	1,174	0.20%	2,042,531	760	0.15%
Other liabilities	61,162			49,913
Total liabilities	2,405,910			2,092,444
Shareholders’ equity	265,566			253,430
Total liabilities and shareholders’ equity	$2,671,476			$2,345,874
Net interest income (3) / margin		25,237	4.07%		23,054	4.27%
Less tax equivalent adjustment (3)		(304)			(310)
Net interest income		$24,933			$22,744

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $59,000 for the second quarter of 2017, compared to $77,000 for the second quarter of 2016.

(3)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$1,501,637	$41,605	5.59%	$1,396,779	$38,923	5.60%
Securities — taxable	588,753	6,319	2.16%	501,850	5,603	2.25%
Securities — exempt from Federal tax (3)	90,278	1,740	3.89%	92,675	1,776	3.85%
Federal funds sold and interest-
bearing deposits in other financial institutions	268,612	1,749	1.31%	177,107	886	1.01%
Total interest earning assets (3)	2,449,280	51,413	4.23%	2,168,411	47,188	4.38%
Cash and due from banks	33,233			33,078
Premises and equipment, net	7,566			7,660
Goodwill and other intangible assets	52,299			53,834
Other assets	85,698			84,566
Total assets	$2,628,076			$2,347,549
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$896,843			$778,558

Demand, interest-bearing	570,697	590	0.21%	500,461	472	0.19%
Savings and money market	605,660	653	0.22%	502,159	540	0.22%
Time deposits — under $100	20,330	30	0.30%	22,953	32	0.28%
Time deposits — $100 and Over	196,453	542	0.56%	212,349	410	0.39%
Time deposits — brokered	—	—	N/A	11,843	49	0.83%
CDARS — interest-bearing demand, money
market and time deposits	10,221	2	0.04%	8,388	4	0.10%
Total interest-bearing deposits	1,403,361	1,817	0.26%	1,258,153	1,507	0.24%
Total deposits	2,300,204	1,817	0.16%	2,036,711	1,507	0.15%
Subordinated debt, net of issuance costs	7,133	228	6.45%	—	—	N/A
Short-term borrowings	59	—	0.00%	877	11	2.52%
Total interest-bearing liabilities	1,410,553	2,045	0.29%	1,259,030	1,518	0.24%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,307,396	2,045	0.18%	2,037,588	1,518	0.15%
Other liabilities	58,108			58,896
Total liabilities	2,365,504			2,096,484
Shareholders’ equity	262,572			251,065
Total liabilities and shareholders’ equity	$2,628,076			$2,347,549
Net interest income (3) / margin		49,368	4.06%		45,670	4.24%
Less tax equivalent adjustment (3)		(609)			(622)
Net interest income		$48,759			$45,048

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $170,000 for the six months ended June 30, 2017, compared to $108,000 for the six months ended June 30, 2016.

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

	Three Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,269	$203	$1,472
Securities — taxable	585	29	614
Securities — exempt from Federal tax (1)	(21)	5	(16)
Federal funds sold and interest-bearing deposits in other financial institutions	418	109	527
Total interest income on interest earning assets (1)	2,251	346	2,597
Expense from the interest-bearing liabilities:
Demand, interest-bearing	41	25	66
Savings and money market	69	21	90
Time deposits — under $100	(2)	1	(1)
Time deposits — $100 and over	(35)	85	50
Time deposits — brokered	(19)	—	(19)
Subordinated debt, net of issuance costs	228	—	228
Total interest expense on interest-bearing liabilities	282	132	414
Net interest income (1)	$1,969	$214	2,183
Less tax equivalent adjustment (1)			6
Net interest income			$2,189

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

	Six Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$2,886	$(204)	$2,682
Securities — taxable	944	(228)	716
Securities — exempt from Federal tax (1)	(48)	12	(36)
Federal funds sold, other investements, and interest-
bearing deposits ino ther financial institutions	598	265	863
Total interest expense on interest-earning assets (1)	4,380	(155)	4,225

Expense from the interest-bearing liabilities:
Demand, interest-bearing	69	49	118
Savings and money market	105	8	113
Time deposits — under $100	(4)	2	(2)
Time deposits — $100 and over	(48)	180	132
Time deposits — brokered	(49)	—	(49)
CDARS — interest-bearing demand, money market and time deposits	—	(2)	(2)
Subordinated debt, net of issuance costs	228	—	228
Short-term borrowings	—	(11)	(11)
Total interest expense on interest-bearing liabilities	301	226	527
Net interest income (1)	$4,079	$(381)	3,698
Less tax equivalent adjustment (1)			13
Net interest income			$3,711

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 20 basis points to 4.07% for the second quarter of 2017, from 4.27% for the second quarter of 2016. The contraction was primarily due to the issuance of the Subordinated Debt and the related investment in lower yield excess funds at the Federal Reserve Bank. This was partially offset by higher average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds. For the first six months of 2017, the net interest margin contracted 18 basis points to 4.06%, compared to 4.24% for the first six months of 2016. The contraction was primarily due to a higher average balance of lower yielding excess funds at the Federal Reserve Bank, the issuance of the Subordinated Debt, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus acquisition. This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds. The impact of the Subordinated Debt and the related investment in excess funds at the Federal Reserve Bank resulted in a five basis points reduction to the net interest margin for the second quarter of 2017, and a three basis points reduction to the net interest margin for the first six months of 2017.

The yield on the loan portfolio increased to 5.64% for the second quarter of 2017, compared to 5.60% for the second quarter of 2016.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 33 basis points for the second quarter of 2017, compared to the second quarter of 2016.  The yield on the loan portfolio decreased to 5.59% for the first six months of 2017, compared to 5.60% for the first six months of 2016. The decrease was primarily due to the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction. This was partially offset by the impact of increases in the prime rate.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 28 basis points for the first six months of 2017, compared to the first six months of 2016.

Net interest income increased 10% to $24.9 million for the second quarter of 2017, compared to $22.7 million for the second quarter of 2016. Net interest income increased 8% to $48.8 million for the six months ended June 30, 2017, compared to $45.0 million for the six months ended June 30, 2016. Net interest income increased for the second quarter and first six months of 2017, compared to the respective periods in 2016, primarily due to the impact of loan growth, and an increase in the average balance of investment securities.

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

There was a ($46,000) credit to the provision for loan losses for the second quarter of 2017, compared to a provision for loan losses of $351,000 for the second quarter of 2016. For the six months ended June 30, 2017, there was a $275,000 provision for loan losses compared to a $752,000 provision for loan losses for the six months ended June 30, 2016. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses”.

The allowance for loan losses totaled $19.4 million, or 1.24% of total loans at June 30, 2017, compared to $19.9 million, or 1.36% of total loans at June 30, 2016, and $19.1 million, or 1.27% of total loans at December 31, 2016. Net recoveries totaled $308,000 for the second quarter of 2017, compared to net recoveries of $112,000 for the second quarter of 2016, and net charge‑offs of $1.2 million for the fourth quarter of 2016. The allowance for loan losses to total nonperforming loans was 614.22% at June 30, 2017, compared to 456.90% at June 30, 2016, and 624.03% at December 31, 2016.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase
	Three Months Ended		(decrease)
	June 30,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$801	$783	$18	2%
Increase in cash surrender value of life insurance	420	440	(20)	(5)%
Servicing income	205	371	(166)	(45)%
Gain on sales of SBA loans	164	279	(115)	(41)%
Gain on proceeds from company-owned life insurance	—	1,019	(1,019)	(100)%
Gain (loss) on sales of securities	—	347	(347)	(100)%
Other	703	421	282	67%
Total	$2,293	$3,660	$(1,367)	(37)%

			Increase
	Six Months Ended		(Decrease)
	June 30,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,541	$1,550	$(9)	(1)%
Increase in cash surrender value of life insurance	842	889	(47)	(5)%
Servicing income	490	742	(252)	(34)%
Gain on sales of SBA loans	488	584	(96)	(16)%
Gain on proceeds from company-owned life insurance	—	1,019	(1,019)	(100)%
Gain (loss) on sales of securities	(6)	527	(533)	(101)%
Other	1,233	963	270	28%
Total	$4,588	$6,274	$(1,686)	(27)%

Noninterest income was $2.3 million for the second quarter of 2017, compared to $3.7 million for the second quarter of 2016. For the six months ended June 30, 2017, noninterest income was $4.6 million compared to $6.3 million for the six months ended June 30, 2016. The decrease in noninterest income for the second quarter of 2017 and first six months of 2017, compared to the same periods in 2016, was primarily due to a $1.0 million gain on proceeds from company-owned life insurance in the second quarter of 2016, and gains on sales of investment securities of $347,000 and $527,000 in the second quarter of 2016 and first six months of 2016, respectively.  The decrease was partially offset by a $200,000 termination fee received from one customer of Bay View Funding, which was included in other noninterest income in the second quarter of 2017.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended June 30, 2017, SBA loan sales resulted in a $164,000 gain, compared to a $279,000 gain on sales of SBA loans for the three months ended June 30, 2016. For the six months ended June 30, 2017, SBA loan sales resulted in a $488,000 gain, compared to a $584,000 gain on sale of SBA loans for the six months ended June 30, 2016.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,209	$8,742	$467	5%
Occupancy and equipment	1,216	1,081	135	12%
Professional fees	673	708	(35)	(5)%
Amortization on intangible assets	442	392	50	13%
Software subscriptions	441	376	65	17%
Insurance expense	370	307	63	21%
Data processing	286	371	(85)	(23)%
FDIC deposit insurance premiums	259	327	(68)	(21)%
Other	2,358	2,077	281	14%
Total	$15,254	$14,381	$873	6%

			Increase
	Six Months Ended		(Decrease)
	June 30,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$18,695	$17,689	$1,006	6%
Occupancy and equipment	2,284	2,157	127	6%
Professional fees	1,744	1,533	211	14%
Amortization on intangible assets	787	784	3	—%
Software subscriptions	858	717	141	20%
Insurance expense	722	606	116	19%
Data processing	669	771	(102)	(13)%
FDIC deposit insurance premiums	556	658	(102)	(16)%
Other	4,267	4,151	116	3%
Total	$30,582	$29,066	$1,516	5%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	Three Months Ended June 30,
		Percent of		Percent of
	2017	Total	2016	Total
	(Dollars in thousands)
Salaries and employee benefits	$9,209	60%	$8,742	61%
Occupancy and equipment	1,216	8%	1,081	7%
Professional fees	673	4%	708	5%
Amortization on intangible assets	442	3%	392	3%
Software subscriptions	441	3%	376	3%
Insurance expense	370	2%	307	2%
Data processing	286	2%	371	3%
FDIC deposit insurance premiums	259	2%	327	2%
Other	2,358	16%	2,077	14%
Total	$15,254	100%	$14,381	100%

	For the Six Months Ended June 30,
	2017		2016
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits	$18,695	61%	$17,689	61%
Occupancy and equipment	2,284	7%	2,157	7%
Professional fees	1,744	6%	1,533	5%
Amortization on intangible assets	787	3%	784	3%
Software subscriptions	858	3%	717	3%
Insurance expense	722	2%	606	2%
Data processing	669	2%	771	3%
FDIC deposit insurance premiums	556	2%	658	2%
Other	4,267	14%	4,151	14%
Total	$30,582	100%	$29,066	100%

Total noninterest expense for the second quarter of 2017 was $15.3 million, compared to $14.4 million for the second quarter of 2016. Noninterest expense for the six months ended June 30, 2017 was $30.6 million, compared to $29.1 million for the six months ended June 30, 2016. The increase in noninterest expense in the second quarter and first six months of 2017, compared to the respective periods in 2016, was primarily due higher salaries and employee benefits as a result of annual salary increases.  Full time equivalent employees were 269 at June 30, 2017, and 268 at June 30, 2016.

Income Tax Expense

The Company computes its provision for income taxes on a quarterly basis. The effective tax rate is determined by applying the Company’s statutory income tax rates to pre‑tax book income as adjusted for permanent differences between pre‑tax book income and actual taxable income. These permanent differences include, but are not limited to, increases in the cash surrender value of life insurance policies, interest on tax‑exempt securities, certain expenses that are not allowed as tax deductions, and tax credits.

The Company’s Federal and state income tax expense for the quarter and six months ended June 30, 2017 was $4.6 million and $8.5 million, respectively. The income tax expense was $4.4 million and $8.1 million in the same periods in 2016. The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Effective income tax rate	38.0%	37.5	37.8%	37.7%

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

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in net income tax expense of $60,000 for the second quarter of 2017, and a reduction to income tax expense of ($112,000) for the first quarter of 2017, totaling a net reduction to income tax expense of ($52,000) for the first six months of 2017.

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

Realization of the Company’s deferred tax assets is primarily dependent upon the Company generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and the utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

The Company had net deferred tax assets of $22.6 million at June 30, 2017 and $25.1 million at December 31, 2016. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at at June 30, 2017 and December 31, 2016 will be fully realized in future years.

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

	Three Months Ended June 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$23,372	$2,735	$26,107
Intersegment interest allocations	242	(242)	—
Total interest expense	1,174	—	1,174
Net interest income	22,440	2,493	24,933
Provision (credit) for loan losses	(46)	—	(46)
Net interest income after provision	22,486	2,493	24,979
Noninterest income	1,937	356	2,293
Noninterest expense	13,424	1,830	15,254
Intersegment expense allocations	129	(129)	—
Income before income taxes	11,128	890	12,018
Income tax expense	4,196	373	4,569
Net income	$6,932	$517	$7,449

Total assets	$2,676,599	$56,301	$2,732,900
Loans, net of deferred fees	$1,523,928	$42,396	$1,566,324
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Three Months Ended June 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,301	$3,203	$23,504
Intersegment interest allocations	304	(304)	—
Total interest expense	760	—	760
Net interest income	19,845	2,899	22,744
Provision for loan losses	325	26	351
Net interest income after provision	19,520	2,873	22,393
Noninterest income	3,497	163	3,660
Noninterest expense	12,602	1,779	14,381
Intersegment expense allocations	214	(214)	—
Income before income taxes	10,629	1,043	11,672
Income tax expense	3,940	437	4,377
Net income	$6,689	$606	$7,295

Total assets	$2,311,058	$67,234	$2,378,292
Loans, net of deferred fees	$1,412,317	$51,797	$1,464,114
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Six Months Ended June 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$45,341	$5,463	$50,804
Intersegment interest allocations	502	(502)	—
Total interest expense	2,045	—	2,045
Net interest income	43,798	4,961	48,759
Provision for loan losses	265	10	275
Net interest income after provision	43,533	4,951	48,484
Noninterest income	4,052	536	4,588
Noninterest expense	27,003	3,579	30,582
Intersegment expense allocations	262	(262)	—
Income before income taxes	20,844	1,646	22,490
Income tax expense	7,812	691	8,503
Net income	$13,032	$955	$13,987

Total assets	$2,676,599	$56,301	$2,732,900
Loans, net of deferred fees	$1,523,928	$42,396	$1,566,324
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Six Months Ended June 30, 2016
	Banking(1)	Factoring(2)	Consolidated
	(Dollars in thousands)
Interest income	$40,509	$6,057	$46,566
Intersegment interest allocations	549	(549)	—
Total interest expense	1,518	—	1,518
Net interest income	39,540	5,508	45,048
Provision for loan losses	712	40	752
Net interest income after provision	38,828	5,468	44,296
Noninterest income	5,909	365	6,274
Noninterest expense	25,654	3,412	29,066
Intersegment expense allocations	389	(389)	—
Income before income taxes	19,472	2,032	21,504
Income tax expense	7,250	853	8,103
Net income	$12,222	$1,179	$13,401
		—
Total assets	$2,311,058	$67,234	$2,378,292
Loans, net of deferred fees	$1,412,317	$51,797	$1,464,114
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

Banking.  Our banking segment’s net income increased to $7.0 million for the three months ended June 30, 2017, compared to net income of $6.7 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, our banking segment’s net income was $13.0 million, compared to $12.2 million for the six months ended June 30, 2016. Net interest income increased to $22.4 million for the three months ended June 30, 2017, compared to $19.8 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net interest income increased to $43.8 million, compared to $39.5 million for the six months ended June 30, 2016. The increase in net interest income for the three and six months ended June 30, 2017, compared to the comparable periods in 2016, was primarily as a result of loan growth and an increase in the average balance of investment securities. The credit to the provision for loan losses was ($46,000) for the three months ended June 30, 2017, compared to a provision for loan losses of $325,000 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the provision for loan losses was $265,000, compared with a provision for loan losses of $712,000 for the six months ended June 30, 2016. Noninterest income decreased to $1.9 million for the three months ended June 30, 2017, compared to $3.5 million for the three months ended June 30, 2016. Noninterest income decreased to $4.1 million for the six months ended June 30, 2017, compared to $5.9 million for the six months ended June 30, 2016. The decrease in noninterest income for the second quarter of 2017 and the first six months of 2017, compared to the same periods in 2016, was primarily due to a $1.0 million gain on proceeds from company-owned life insurance and gains on sales of investment securities in 2016.  Noninterest expense increased to $13.4 million for the three months ended June 30, 2017, compared to $12.6 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, noninterest expense was $27.0 million, compared to $25.7 million for the six months ended June 30, 2016. The increase in noninterest expense for the three months and six months ended June 30, 2017, compared to the comparable periods in 2016, primarily due to higher salaries and employee benefits.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good or service and the incurrence of operating costs required to provide for such good or service. The average life of the factored receivables was 36 days for the six months ended June 30, 2017, compared to 32 days for the six months ended June 30, 2016. The balance of the purchased receivables as of June 30, 2017 and 2016 was $42.4 million and $51.8 million, respectively. Bay View Funding’s net income was $517,000 for the three months ended June 30, 2017, compared $606,000 for the three months ended June 30, 2016. For the six months ended June 30, 2017, Bay View Funding’s net income was $955,000, compared to $1.2 million for the six months ended June 30. 2016. Net interest income decreased to $2.5 million for the three months ended June 30, 2017, compared to $2.9 million for the three months ended June 30,

2016, primarily due to a lower average balance of factored receivables.  For the six months ended June 30, 2017, net interest income decreased to $5.0 million, compared to $5.5 million for the six months ended June 30, 2016, primarily due to a decrease in the average yield on the factored receivables portfolio, and a decrease in the average balance of factored receivables outstanding. There was no provision for loan losses for the three months ended June 30, 2017, compared to a provision for loan losses of $26,000 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the provision for loan losses was $10,000, compared to a provision for loan losses of $40,000 for the six months ended June 30, 2016. Noninterest income was $356,000 for the three months ended June 30, 2017, compared to $163,000 for the three months ended June 30, 2016. For the six months ended June 30, 2017, noninterest income was $536,000, compared to $365,000 for the six months ended June 30, 2016. Noninterest income was higher in the second quarter of 2017 and the first six months of 2017, compared to the respective periods in 2016, primarily due to a $200,000 termination fee from one customer received in the second quarter of 2017. Noninterest expense was $1.8 million for the three months ended June 30, 2017, and June 30, 2016. For the six months ended June 30, 2017, noninterest expense was $3.6 million, compared to $3.4 million for the six months ended June 30, 2016.

FINANCIAL CONDITION

As of June 30 2017, total assets increased to $2.73 billion, compared to $2.38 billion at June 30, 2016, and $2.57 billion at December 31, 2016. Securities available‑for‑sale, at fair value, were $369.9 million at June 30, 2017, a decrease of 5% from $390.4 million at June 30, 2016, and an increase of 21% from $306.6 million at December 31, 2016. Securities held‑to‑maturity, at amortized cost, were $368.3 million at June 30, 2017, an increase of 75% from $210.2 million at June 30, 2016, and an increase of 14% from $324.0 million at December 31, 2016. Total loans, excluding loans held‑for‑sale, increased $102.2 million, or 7%, to $1.57 billion at June 30, 2017, compared to $1.46 billion at June 30, 2016, which included an increase of $57.8 million, or 4%, in the Company’s legacy loan portfolio, $37.9 million of purchased CRE loans, and an increase of $15.9 million of purchased residential mortgage loans, partially offset by a decrease of $9.4 million in factored receivables portfolio. Loans increased $63.7 million, or 4%, to $1.57 billion at June 30, 2017, compared to $1.50 billion at December 31, 2016.

Total deposits increased $300.9 million, or 15%, to $2.37 billion at June 30, 2017, compared to $2.07 billion at June 30, 2016, and increased $112.6 million, or 5%, from $2.26 billion at December 31, 2016.  Deposits, excluding all time deposits and CDARS, deposits increased $342.5 million, or 19%, to $2.16 billion at June 30, 2017, from $1.81 billion at June 30, 2016,  and increased $126.1 million, or 6%, from $2.03 billion at December 31, 2016.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$353,026	$373,460	$290,989
Trust preferred securities	16,875	15,938	15,600
Corporate bonds	—	1,037	—
Total	$369,901	$390,435	$306,589
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$278,340	$118,779	$233,409
Municipals — exempt from Federal tax	89,926	91,391	90,601
	$368,266	$210,170	$324,010

The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2017:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$198,567	2.16%	$154,459	2.39%	$—	—	$353,026	2.26%
Trust preferred securities	—	—	—	—	—	—	16,875	5.95%	16,875	5.95%
Total	$—	—	$198,567	2.16%	$154,459	2.39%	$16,875	5.95%	$369,901	2.43%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$123,012	1.81%	$139,847	2.24%	$15,481	2.90%	$278,340	2.09%
Municipals — exempt from Federal tax (1)	5,816	3.38%	31,746	3.88%	25,237	4.06%	27,127	3.80%	89,926	3.87%
Total	$5,816	3.38%	$154,758	2.24%	$165,084	2.52%	$42,608	3.48%	$368,266	2.53%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

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

The investment securities available‑for‑sale portfolio totaled $369.9 million at June 30, 2017, a decrease of 5% from $390.4 million at June 30, 2016, and an increase of 21% from $306.6 million at December 31, 2016. At June 30, 2017, the Company’s securities available‑for‑sale portfolio was comprised of $353.0 million agency mortgage‑backed securities (all issued by U.S. Government sponsored entities), and $16.9 million of single entity issue trust preferred securities. The pre‑tax unrealized gain on securities available‑for‑sale at June 30, 2017 was $472,000, compared to a pre‑tax unrealized gain on securities available‑for‑sale of $7.7 million at June 30, 2016, and a pre‑tax unrealized loss on securities available‑for‑sale of ($2.0) million at December 31, 2016. All other factors remaining the same, when market interest rates are rising, the Company will experience a higher unrealized loss (or lower unrealized gain) on the securities portfolio. During the second quarter of 2017, the Company purchased $40.3 million of agency mortgage-backed investment securities available-for-sale, with a weighted average book yield of 2.33%, and an average duration of 4.78 years.

At June 30, 2017, investment securities held‑to‑maturity totaled $368.3 million, an increase of 75% from $210.2 million at June 30, 2016, and an increase of 14% from $324.0 million at December 31, 2016. At June 30, 2017, the Company’s securities held-to-maturity portfolio, at amortized cost, was comprised of $278.4 million tax-exempt municipal bonds, and $89.9 million agency mortgage-backed securities. During the second quarter of 2017, the

Company purchased $37.2 million of agency mortgage-backed investment securities held-to-maturity, with a weighted average book yield of 3.43%, and an average duration of 4.96 years..

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 57% of total assets at June 30, 2017, represented 62% at June 30, 2016, and represented 58% at December 31, 2016. The ratio of loans to deposits was 65.96% at June 30, 2017, compared to 70.60% at June 30, 2016, and 66.42% at December 31, 2016.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2017		June 30, 2016		December 31, 2016
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$610,658	39%	$610,385	42%	$604,331	40%
Real estate:
CRE	731,537	47%	619,539	42%	662,228	44%
Land and construction	82,873	5%	103,710	7%	81,002	5%
Home equity	79,930	5%	78,332	6%	82,459	6%
Residential mortgages	48,732	3%	32,852	2%	52,887	4%
Consumer	13,360	1%	20,037	1%	20,460	1%
Total Loans	1,567,090	100%	1,464,855	100%	1,503,367	100%
Deferred loan fees, net	(766)	—	(741)	—	(760)	—
Loans, net of deferred fees	1,566,324	100%	1,464,114	100%	1,502,607	100%
Allowance for loan losses	(19,397)		(19,921)		(19,089)
Loans, net	$1,546,927		$1,444,193		$1,483,518

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 60% of its gross loans were secured by real property at June 30, 2017, compared to 57% at June 30, 2016, and 59% at December 31, 2016. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the

Company retains the servicing rights for the sold portion. During the second quarter and six months ended June 30, 2017, loans were sold resulting in a gain on sales of SBA loans of $164,000, and $488,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 36 days for the first six months of 2017, compared to 32 days for the first six months of 2016. The balance of the purchased receivables was $42.4 million at June 30, 2017, compared to $51.8 million at June 30, 2016, and $49.6 million at December 31, 2016.

The commercial loan portfolio of $610.7 million at June 30, 2017 remained relatively consistent at $610.4 million at June 30, 2016. The commercial loan portfolio increased $6.3 million from $604.3 million at December 31, 2016, which included an increase of $13.5 million, or 2%, in the C&I portfolio, and a decrease of $7.2 million in the factored receivables portfolio.  C&I line usage was 40% at June 30, 2017, compared to 42% at June 30, 2016 and December 31, 2016.

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

The CRE loan portfolio increased $112.0 million, or 18%, to $731.5 million at June 30, 2017, compared to $619.5 million at June 30, 2016, which included an increase of $74.1 million, or 12%,  in the Company’s legacy portfolio, and $37.9 million of purchased CRE loans.  There were no purchased CRE loans at June 30, 2016.  The CRE loan portfolio increased $69.3 million compared to $662.2 million at December 31, 2016, which included an increase of $62.4 million, or 10%, in the Company’s legacy portfolio, and an increase of $6.9 million of purchased CRE loans outstanding.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased $20.8 million to $82.9 million at June 30, 2017, compared to $103.7 million at June 30, 2016, primarily due to the payoff of construction loans during the fourth quarter of 2016.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio.

During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000 per loan, and weighted average yield of 3.00%, net of servicing fees to the servicer. There were no purchases of residential mortgage during the first six months of 2017. Residential mortgage loans outstanding at June 30, 2017 totaled $48.7 million, compared to $32.9 million at June 30, 2016, and $52.9 million at December 31, 2016.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $45.6 million and $76.1 million at June 30, 2017, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of June 30, 2017. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2017, approximately 51% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$484,276	$100,799	$25,583	$610,658
Real estate:
CRE	96,686	242,614	392,237	731,537
Land and construction	82,873	—	—	82,873
Home equity	75,307	1,765	2,858	79,930
Residential mortgages	527	—	48,205	48,732
Consumer	12,671	689	—	13,360
Loans	$752,340	$345,867	$468,883	$1,567,090

Loans with variable interest rates	$670,397	50,213	82,859	$803,469
Loans with fixed interest rates	81,943	295,654	386,024	763,621
Loans	$752,340	$345,867	$468,883	$1,567,090

Loan Servicing

As of June 30, 2017 and 2016, $148.4 million and $172.8 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning of period balance	$1,758	$2,163	$1,854	$2,209
Additions	40	70	118	163
Amortization	(244)	(132)	(418)	(271)
End of period balance	$1,554	$2,101	$1,554	$2,101

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2017 and 2016, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning of period balance	$1,045	$1,369	$1,067	$1,367
Unrealized holding loss	(17)	(215)	(39)	(213)
End of period balance	$1,028	$1,154	$1,028	$1,154

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $4.6 million and $8.0 million at June 30, 2017 and December 31, 2016, respectively, of which $1.5 million and $2.1 million were on nonaccrual. At June 30, 2017, there were also $1.5 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2016, there were also $1.0 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$2,987	$4,360	$3,059
Restructured and loans 90 days past due and still accruing	171	—	—
Total nonperforming loans	3,158	4,360	3,059
Foreclosed assets	183	313	229
Total nonperforming assets	$3,341	$4,673	$3,288

Nonperforming assets as a percentage of loans plus foreclosed assets	0.21%	0.32%	0.22%
Nonperforming assets as a percentage of total assets	0.12%	0.20%	0.13%

Nonperforming assets were $3.3 million, or 0.12% of total assets, at June 30, 2017, compared to $4.7 million, or 0.20% of total assets, at June 30, 2016, and $3.3 million, or 0.13% of total assets, at December 31, 2016. Included in total nonperforming assets were foreclosed assets of $183,000 at June 30, 2017, compared to $313,000 at June 30, 2016, and $229,000 at December 31, 2016.

The following table presents nonperforming loans by class at the dates indicated:

	June 30, 2017			December 31, 2016
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$1,896	$171	$2,067	$2,171	$—	$2,171
Real estate:
CRE	501	—	501	419	—	419
Land and construction	189	—	189	199	—	199
Home equity	400	—	400	267	—	267
Consumer	1	—	1	3	—	3
Total	$2,987	$171	$3,158	$3,059	$—	$3,059

Loans with a well‑defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard‑nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, was $7.3 million at June 30, 2017, $22.5 million at June 30, 2016, and $13.3 million at December 31, 2016. Loans held‑for‑sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	June 30, 2017			June 30, 2016			December 31, 2016
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$605,145	$5,513	$610,658	$594,610	$15,775	$610,385	$594,255	$10,076	$604,331
Real estate:
CRE	730,832	705	731,537	614,270	5,269	619,539	659,777	2,451	662,228
Land and construction	82,684	189	82,873	103,503	207	103,710	80,803	199	81,002
Home equity	79,036	894	79,930	77,240	1,092	78,332	81,866	593	82,459
Residential mortgages	48,732	—	48,732	32,852	—	32,852	52,887	—	52,887
Consumer	13,359	1	13,360	19,882	155	20,037	20,455	5	20,460
Total	$1,559,788	$7,302	$1,567,090	$1,442,357	$22,498	$1,464,855	$1,490,043	$13,324	$1,503,367

Classified commercial loans decreased to $5.5 million at June 30, 2017, from $15.8 million at June 30, 2016, and from $10.1 million at December 31, 2016, primarily due to commercial loan upgrades in excess of downgrades during the six months ended June 30, 2017. Classified CRE loans decreased to $705,000 at June 30, 2017, from $5.3 million at June 30, 2016, and from $2.5 million at December 31, 2016, mainly as a result of upgrades and payoffs in the CRE loan portfolio.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Six Months Ended June 30, 2017
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2017	$131	$1	$132
Principal repayments	(11)	—	(11)
Balance at June 30, 2017	$120	$1	$121

	Six Months Ended June 30, 2016
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2016	$149	$4	$153
Principal repayments	(8)	(1)	(9)
Balance at June 30, 2016	$141	$3	$144

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,252	$7,743	$140	$19,135
Charge-offs	(1,702)	—	—	(1,702)
Recoveries	1,122	888	—	2,010
Net (charge-offs) recoveries	(580)	888	—	308
Provision (credit) for loan losses	587	(649)	16	(46)
End of period balance	$11,259	$7,982	$156	$19,397
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.16%	(0.24)%	0.00%	(0.08)%
Allowance for loan losses to total loans (1)	0.72%	0.51%	0.01%	1.24%
Allowance for loan losses to nonperforming loans	356.52%	252.76%	4.94%	614.22%

(1)	Average loans and total loans exclude loans held‑for‑sale.

	Three Months Ended June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,279	$8,068	$111	$19,458
Charge-offs	(23)	—	—	(23)
Recoveries	129	6	—	135
Net recoveries	106	6	—	112
Provision for loan losses	143	203	5	351
End of period balance	$11,528	$8,277	$116	$19,921
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	(0.03)%	0.00%	0.00%	(0.03)%
Allowance for loan losses to total loans (1)	0.79%	0.56%	0.01%	1.36%
Allowance for loan losses to nonperforming loans	264.40%	189.84%	2.66%	456.90%

(1)	Average loans and total loans exclude loans held‑for‑sale.

	Six Months Ended June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,068)	—	—	(2,068)
Recoveries	1,172	929	—	2,101
Net (charge-offs) recoveries	(896)	929	—	33
Provision (credit) for loan losses	1,499	(1,274)	50	275
End of period balance	$11,259	$7,982	$156	$19,397
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.12%	(0.13)%	0.00%	(0.01)%
Allowance for loan losses to total loans (1)	0.72%	0.51%	0.01%	1.24%
Allowance for loan losses to nonperforming loans	356.52%	252.76%	4.94%	614.22%

(1)	Average loans and total loans exclude loans held‑for‑sale.

	Six Months Ended June 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,748	$8,076	$102	$18,926
Charge-offs	(140)	—	—	(140)
Recoveries	161	222	—	383
Net recoveries	21	222	—	243
Provision (credit) for loan losses	759	(21)	14	752
End of period balance	$11,528	$8,277	$116	$19,921
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	(0.01)%	(0.03)%	0.00%	(0.04)%
Allowance for loan losses to total loans (1)	0.79%	0.56%	0.01%	1.36%
Allowance for loan losses to nonperforming loans	264.40%	189.84%	2.66%	456.90%

(1)	Average loans and total loans exclude loans held‑for‑sale.

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

Allocation of Allowance for Loan Losses

	June 30,
	2017		2016		December 31, 2016
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$11,259	39%	$11,528	42%	$10,656	40%
Real estate:
CRE	5,046	47%	4,779	42%	5,181	44%
Land and construction	1,166	5%	1,654	7%	1,221	5%
Home equity	1,484	5%	1,648	6%	1,639	6%
Residential mortgages	286	3%	196	2%	286	4%
Consumer	156	1%	116	1%	106	1%
Total	$19,397	100%	$19,921	100%	$19,089	100%

The allowance for loan losses totaled $19.4 million, or 1.24% of total loans at June 30, 2017, compared to $19.9 million, or 1.36% of total loans at June 30, 2016, and $19.1 million, or 1.27% of total loans at December 31, 2016. The Company had net recoveries of ($308,000), or (0.08)% of average loans, for the second quarter of 2017, compared to net recoveries of ($112,000), or (0.03)% of average loans, for the second quarter of 2016, and net charge-offs of $1.2 million, or 0.32% of average loans, for the fourth quarter of 2016.

The allowance for loan losses related to the commercial portfolio increased $603,000, at June 30, 2017 from December 31, 2016, primarily due to an increase in commercial loans outstanding and net charge‑offs of $896,000, resulting in a provision to the allowance for loan losses of $1.5 million. The allowance for loan losses related to the real estate portfolio decreased $345,000 at June 30, 2017 from December 31, 2016, due to net recoveries of $929,000, resulting in a credit provision for loan losses of $1.3 million. The decrease in the allowance for loan losses in the real estate portfolio was primarily related to improving credit quality factors.

Goodwill and Other Intangible Assets

On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition of Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at June 30, 2017 and December 31, 2016 was $45.6 million, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

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

Other intangible assets were $6.2 million at June 30, 2017, compared to $7.0 million at December 31, 2016. The core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 was fully amortized at June 30, 2017 and totaled $195,000 at December 31, 2016, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $4.7 million at June 30, 2017 and $5.2 million at December 31, 2016, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non‑compete agreement intangible assets arising from the acquisition of Bay View Funding were $1.4 million at June 30, 2017 and $1.6 million at December 31, 2016, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2017		June 30, 2016		December 31, 2016
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$948,774	40%	$834,590	40%	$917,187	41%
Demand, interest-bearing	573,699	24%	499,512	24%	541,282	24%
Savings and money market	634,802	27%	480,677	23%	572,743	25%
Time deposits — under $250	54,129	2%	60,761	3%	57,857	3%
Time deposits — $250 and over	147,242	6%	182,591	9%	163,670	7%
Time deposits — brokered	—	0%	6,079	0%	—	0%
CDARS — interest-bearing demand, money market and time deposits	16,085	1%	9,574	1%	9,401	0%
Total deposits	$2,374,731	100%	$2,073,784	100%	$2,262,140	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were 3% of deposits at June 30, 2017, and 5% at June 30, 2016, and 4% at December 31, 2016.

Total deposits increased $300.9 million, or 15%, to $2.37 billion at June 30, 2017, compared to $2.07 billion at June 30, 2016, and increased $112.6 million, or 5%, from $2.26 billion at December 31, 2016. Noninterest‑bearing demand deposits increased $114.2 million at June 30, 2017 from June 30, 2016, and increased $31.6 million from December 31, 2016. Interest‑bearing demand deposits increased $74.2 million at June 30, 2017 from June 30, 2016, and increased $32.4 million from December 31, 2016. Savings and money market deposits increased $154.1 million at June 30, 2017 from June 30, 2016, and increased $62.1 million from December 31, 2016. Time deposits, $250,000 and over, decreased $35.3 million at June 30, 2017 from June 30, 2016, and decreased $16.4 million from December 31, 2016, primarily due to certificates of deposits from the State of California that matured totaling $13 million during the third quarter of 2016 and $20 million during the second quarter of 2017. Brokered deposits decreased $6.1 million at June 30, 2017 from June 30, 2016. There were no brokered deposits at June 30, 2017 and December 31, 2016. Deposits, excluding all time deposits and CDARS deposits, increased $342.5 million, or 19%, to $2.16 billion at June 30, 2017, from $1.81 billion at June 30, 2016, and increased $126.1 million, or 6%, from $2.03 billion at December 31, 2016.

At June 30, 2017, the Company had $74.7 million (at fair value) of securities pledged for $65.1 million in certificates of deposits from the State of California. At June 30, 2016, the Company had $112.7 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2016, the Company had $94.1 million (at fair value) of securities pledged for $85.1 million in certificates of deposits from the State of California.

CDARS deposits were comprised of $9.7 million of interest-bearing demand deposits, $3.4 million of money market accounts and $3.0 million of time deposits at June 30, 2017. CDARS deposits were comprised of $5.0 million of money market accounts and $4.6 million of time deposits at June 30, 2016. CDARS deposits were comprised of $2.5 million of interest-bearing demand deposits, $3.7 million of money market accounts and $3.2 million of time deposits at December 31, 2016.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of June 30, 2017:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$89,510	60%
Over three months through six months	27,032	18%
Over six months through twelve months	30,539	20%
Over twelve months	3,150	2%
Total	$150,231	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Return on average assets	1.12%	1.25%	1.07%	1.15%
Return on average tangible assets	1.14%	1.28%	1.10%	1.17%
Return on average equity	11.25%	11.58%	10.74%	10.73%
Return on average tangible equity	14.00%	14.68%	13.41%	13.66%
Average equity to average assets ratio	9.94%	10.80%	9.99%	10.69%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $660.3 million at June 30, 2017, compared to $606.2 million at June 30, 2016, and $596.5 million at December 31, 2016. Unused commitments represented 42% outstanding gross loans at June 30, 2017 and June 30, 2016, and 40% at December 31, 2016.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	June 30,
	2017		2016		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$17,738	$626,975	$19,035	$570,316	$15,556	$565,166
Standby letters of credit	4,494	11,106	3,472	13,364	3,921	11,837
	$22,232	$638,081	$22,507	$583,680	$19,477	$577,003

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 65.96% at June 30, 2017, compared to 70.60% at June 30, 2016, and 66.42% at December 31, 2016.

FHLB and FRB Borrowings and Available Lines of Credit

The Bank has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Bank can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. The Bank had no overnight borrowings from the FHLB at June 30, 2017, June 30, 2016, and December 31, 2016. The Bank had $199.7 million of loans pledged to the FHLB as collateral on an available line of credit of $160.2 million at June 30, 2017, none of which was outstanding.

The Bank can also borrow from the FRB’s discount window. The Bank had $486.6 million of loans pledged to the FRB as collateral on an available line of credit of $299.6 million at June 30, 2017, none of which was outstanding.

At June 30, 2017, the Bank had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at June 30, 2017, June 30, 2016, and December 31, 2016.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2017.

The Bank may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at June 30, 2017, June 30, 2016, and December 31, 2016.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Average balance during the year	$—	$841	$418
Average interest rate during the year	—	2.57%	2.57%
Maximum month-end balance during the year	$—	$—	$3,000
Average rate at period-end	N/A	N/A	N/A

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of Subordinated Debt due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year, payable semi-annually. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.   Interest on the Subordinated Debt is payable semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date. The first interest payment will be made on December 1, 2017.  The Company at its option may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The Subordinated Debt, net of unamortized issuance costs, totaled $39.1 million at June 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The Company down streamed $20.0 million of the proceeds to HBC during the second quarter of 2017.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$223,123	$187,426	$214,924
Additional Tier 1 capital	—	18,755	—
Tier 1 Capital	223,123	206,181	214,924
Tier 2 Capital	59,191	20,639	19,705
Total risk-based capital	$282,314	$226,820	$234,629

Risk-weighted assets	$1,964,399	$1,845,964	$1,876,732
Average assets for capital purposes	$2,618,392	$2,287,470	$2,515,623

Capital ratios:
Total risk-based capital	14.4%	12.3%	12.5%
Tier 1 risk-based capital	11.4%	11.2%	11.5%
Common equity Tier 1 risk-based capital	11.4%	10.2%	11.5%
Leverage(1)	8.5%	9.0%	8.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$238,724	$204,073	$211,364
Additional Tier 1 capital	—	—	—
Tier 1 Capital	238,724	204,073	211,364
Tier 2 Capital	20,072	20,639	19,705
Total risk-based capital	$258,796	$224,712	$231,069

Risk-weighted assets	$1,963,334	$1,845,760	$1,876,024
Average assets for capital purposes	$2,617,430	$2,287,269	$2,514,922

Capital ratios:
Total risk-based capital	13.2%	12.2%	12.3%
Tier 1 risk-based capital	12.2%	11.1%	11.3%
Common equity Tier 1 risk-based capital	12.2%	11.1%	11.3%
Leverage(1)	9.1%	8.9%	8.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

The Subordinated Debt, net of unamortized issuance costs, totaled $39.1 million at June 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve.  The issuance of Subordinated Debt resulted in an increase in the Company’s total risk‑based capital ratio at June 30, 2017, compared to June 30, 2016 and December 31, 2016, but had no effect on the other regulatory capital ratios of the Company.  All of HBC’s regulatory capital ratios increased at June 30, 2017, compared to June 30, 2016 and December 31, 2016, primarily due to the downstream of $20.0 million of the proceeds of the Subordinated Debt from the Company to HBC, partially offset by distributed dividends totaling $8.0 million from HBC to the Company during the first six months of 2017.

The Company’s common equity Tier 1 risk‑based capital ratio increased at June 30, 2017, compared to June 30,  2016, primarily due to the exchange of the Company’s Series C convertible perpetual preferred stock, no par value (“Series C Preferred Stock”) for 5,601,000 shares of the Company’s common stock during the third quarter of 2016, as discussed below. The exchange of the Company’s Series C Preferred Stock into common stock had no effect on HBC’s common equity Tier 1 risk‑based capital ratio.

At June 30, 2017, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2017, June 30, 2016, and December 31, 2016, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2017, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At June 30, 2017, the Company had total shareholders’ equity of $269.2 million, compared to $257.5 million at June 30, 2016, and $259.9 million at December 31, 2016. At June 30, 2017, total shareholders’ equity included $216.8 million in common stock, $58.9 million in retained earnings, and ($6.5) million of accumulated other comprehensive loss.

The accumulated other comprehensive loss was ($6.5) million at June 30, 2017, compared to accumulated other comprehensive loss of ($2.1) million at June 30, 2016, and an accumulated other comprehensive loss of ($7.9) million at December 31, 2016. The unrealized gain (loss) on securities available‑for‑sale, net of taxes, included in accumulated other comprehensive loss was an unrealized gain of $280,000, at June 30, 2017, compared to an unrealized gain of $4.5 million, at June 30, 2016, and an unrealized loss of ($1.2) million, at December 31, 2016. The components of accumulated other comprehensive loss, net of taxes, at June 30, 2017 include the following: an unrealized gain on available‑for‑sale securities of $280,000; the remaining unamortized unrealized gain on securities available‑for‑sale transferred to held‑to‑maturity of $320,000; a split dollar insurance contracts liability of ($3.5) million; a supplemental executive retirement plan liability of ($4.2) million; and an unrealized gain on interest‑only strip from SBA loans of $597,000.

Series C Preferred Stock

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C Preferred Stock for 5,601,000 shares of the Company’s common stock. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock. During the fourth quarter of 2016, Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. sold all of their shares of common stock. The exchange of the Series C Preferred Stock for common stock resulted in an increase in the Company’s common Tier 1 risk-based capital ratio at June 30, 2017, compared to June 30, 2016, but had no effect on HBC’s common equity Tier 1 risk-based capital ratio or other regulatory capital ratios of the Company or HBC.

The book value per common share was $7.06 at June 30, 2017, compared to $7.37 at June 30, 2016, and $6.85 at December 31, 2016. The tangible book value per common share was $5.70 at June 30, 2017, compared to $5.72 at June 30, 2016, and $5.46 at December 31, 2016. On a full conversion of the Series C Preferred stock into common stock at June 30, 2016: (i) the book value per common share would have been reduced to $6.80; and (ii) the tangible book value per common share would have been reduced to $5.39.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2017. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$21,701	21.4%
+300	$16,622	16.4%
+200	$11,282	11.1%
+100	$5,675	5.6%
0	$—	—%
−100	$(10,344)	(10.2)%
−200	$(20,246)	(20.0)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as June 30, 2017, the period covered by this report on Form 10‑Q.

During the three and six months ended June 30, 2017, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)

Date: August 3, 2017	/s/ Walter T. Kaczmarek
Walter T. Kaczmarek
Chief Executive Officer

Date: August 3, 2017	/s/ Lawrence D. McGovern
Lawrence D. McGovern
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K filed on March 16, 2009)
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