Form 10-Q
period 2017-09-30
HERITAGE COMMERCE CORP
filed 2017-11-03
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

The Registrant had 38,200,006 shares of Common Stock outstanding on October 30, 2017.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and due from banks	$37,133	$27,993
Other investments and interest-bearing deposits in other financial institutions	308,987	238,110
Total cash and cash equivalents	346,120	266,103
Securities available-for-sale, at fair value	390,107	306,589
Securities held-to-maturity, at amortized cost (fair value of $377,845 at September 30, 2017 and $318,748 at December 31, 2016)	379,550	324,010
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	4,602	5,705
Loans, net of deferred fees	1,565,950	1,502,607
Allowance for loan losses	(19,748)	(19,089)
Loans, net	1,546,202	1,483,518
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	17,905	15,196
Company-owned life insurance	60,407	59,148
Premises and equipment, net	7,539	7,490
Goodwill	45,664	45,664
Other intangible assets	5,867	6,950
Accrued interest receivable and other assets	39,985	50,507
Total assets	$2,843,948	$2,570,880

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$943,723	$917,187
Demand, interest-bearing	605,301	541,282
Savings and money market	713,693	572,743
Time deposits - under $250	53,479	57,857
Time deposits - $250 and over	147,422	163,670
CDARS - interest-bearing demand, money market and time deposits	16,986	9,401
Total deposits	2,480,604	2,262,140
Subordinated debt, net of issuance costs	39,137	—
Accrued interest payable and other liabilities	48,762	48,890
Total liabilities	2,568,503	2,311,030

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 39,199,006 shares issued and outstanding at September 30, 2017 and 37,941,007 shares issued and outstanding at December 31, 2016	217,906	215,237
Retained earnings	63,679	52,527
Accumulated other comprehensive loss	(6,140)	(7,914)
Total shareholders' equity	275,445	259,850
Total liabilities and shareholders' equity	$2,843,948	$2,570,880

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$22,507	$20,312	$64,112	$59,235
Securities, taxable	3,596	2,401	9,916	8,004
Securities, exempt from Federal tax	563	569	1,694	1,723
Other investments and interest-
bearing deposits in other financial institutions	1,289	592	3,037	1,478
Total interest income	27,955	23,874	78,759	70,440

Interest expense:
Deposits	1,051	826	2,867	2,332
Subordinated debt	583	—	811	—
Short-term borrowings	—	—	1	12
Total interest expense	1,634	826	3,679	2,344

Net interest income before provision for loan losses	26,321	23,048	75,080	68,096
Provision for loan losses	115	245	390	997
Net interest income after provision for loan losses	26,206	22,803	74,690	67,099

Noninterest income:
Service charges and fees on deposit accounts	869	798	2,410	2,348
Increase in cash surrender value of life insurance	417	428	1,259	1,317
Servicing income	246	364	736	1,106
Gain on sales of SBA loans	147	69	635	653
Gain on proceeds from company-owned life insurance	—	—	—	1,019
Gain (loss) on sales of securities	—	—	(6)	527
Other	781	653	2,014	1,616
Total noninterest income	2,460	2,312	7,048	8,586

Noninterest expense:
Salaries and employee benefits	9,071	8,363	27,766	26,052
Occupancy and equipment	1,142	1,120	3,426	3,277
Professional fees	695	1,086	2,439	2,619
Other	3,926	3,727	11,785	11,414
Total noninterest expense	14,834	14,296	45,416	43,362
Income before income taxes	13,832	10,819	36,322	32,323
Income tax expense	5,249	4,054	13,752	12,157
Net income	8,583	6,765	22,570	20,166
Dividends on preferred stock	—	(504)	—	(1,512)
Net income available to common shareholders	8,583	6,261	22,570	18,654
Undistributed earnings allocated to Series C preferred stock	—	(300)	—	(1,278)
Distributed and undistributed earnings allocated to common shareholders	$8,583	$5,961	$22,570	$17,376

Earnings per common share:
Basic	$0.22	$0.18	$0.59	$0.53
Diluted	$0.22	$0.18	$0.59	$0.53

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$8,583	$6,765	$22,570	$20,166
Other comprehensive income:
Change in net unrealized holding gains on available-for-sale securities and I/O strips	539	208	2,975	7,770
Deferred income taxes	(227)	(87)	(1,250)	(3,263)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(12)	(13)	(38)	(103)
Deferred income taxes	5	5	16	43
Reclassification adjustment for losses (gains) realized in income	—	—	6	(527)
Deferred income taxes	—	—	(2)	221
Change in unrealized gains on securities and I/O strips, net of deferred income taxes	305	113	1,707	4,141

Change in net pension and other benefit plan liability adjustment	39	37	116	123
Deferred income taxes	(17)	(16)	(49)	(52)
Change in pension and other benefit plan liability, net of deferred income taxes	22	21	67	71
Other comprehensive income	327	134	1,774	4,212
Total comprehensive income	$8,910	$6,899	$24,344	$24,378

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended September 30, 2017 and 2016
						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Income / (Loss)	Equity
	(Dollars in thousands)
Balance, January 1, 2016	21,004	$19,519	32,113,479	$193,364	$38,773	$(6,220)	$245,436
Net income	—	—	—	—	20,166	—	20,166
Other comprehensive income	—	—	—	—	—	4,212	4,212
Preferred stock exchanged for common stock	(21,004)	(19,519)	5,601,000	19,519	—	—	—
Issuance of restricted stock awards, net	—	—	82,372	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	291	—	—	291
Cash dividend declared $0.27 per share	—	—	—	—	(10,213)	—	(10,213)
Stock option expense, net of fortfeitures and taxes	—	—	—	712	—	—	712
Stock options exercised	—	—	118,885	715	—	—	715
Balance, September 30, 2016	—	$—	37,915,736	$214,601	$48,726	$(2,008)	$261,319

Balance, January 1, 2017	—	—	37,941,007	$215,237	$52,527	$(7,914)	$259,850
Net income	—	—	—	—	22,570	—	22,570
Other comprehensive income	—	—	—	—	—	1,774	1,774
Issuance of restricted stock awards, net	—	—	64,136	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	678	—	—	678
Cash dividend declared $0.30 per share	—	—	—	—	(11,418)	—	(11,418)
Stock option expense, net of forfeitures and taxes	—	—	—	639	—	—	639
Stock options exercised	—	—	193,863	1,352	—	—	1,352
Balance, September 30, 2017	—	$—	38,199,006	$217,906	$63,679	$(6,140)	$275,445

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,570	$20,166
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	3,218	3,013
(Gain) loss on sale of securities available-for-sale	6	(527)
(Gain) loss on sale of SBA loans	(635)	(653)
Proceeds from sale of SBA loans originated for sale	8,304	9,447
Net change in SBA loans originated for sale	(8,957)	(11,029)
Provision for loan losses	390	997
Increase in cash surrender value of life insurance	(1,259)	(1,317)
Depreciation and amortization	586	565
Amortization of other intangible assets	1,083	1,176
Stock option expense, net	639	712
Amortization of restricted stock awards, net	678	291
Amortization of subordinated debt issuance costs	64	—
Gain on proceeds from company owned life insurance	—	(1,019)
Effect of changes in:
Accrued interest receivable and other assets	2,428	(1,340)
Accrued interest payable and other liabilities	(12)	(2,311)
Net cash provided by operating activities	29,103	18,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(123,561)	(75,803)
Purchase of securities held-to-maturity	(89,470)	(109,934)
Maturities/paydowns/calls of securities available-for-sale	41,463	47,635
Maturities/paydowns/calls of securities held-to-maturity	32,502	15,941
Proceeds from sales of securities available-for-sale	6,536	49,171
Net change in loans	(60,683)	(88,609)
Changes in Federal Home Loan Bank stock and other investments	(2,709)	(2,502)
Purchase of premises and equipment	(635)	(344)
Proceeds from sale of foreclosed assets	—	49
Proceeds from company owned life insurance	—	3,164
Net cash used in investing activities	(196,557)	(161,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	218,464	155,859
Issuance of subordinated debt, net of issuance costs	39,073	—
Exercise of stock options	1,352	715
Repayment of short-term borrowings	—	(3,000)
Payment of cash dividends	(11,418)	(10,213)
Net cash provided by financing activities	247,471	143,361
Net decrease in cash and cash equivalents	80,017	300
Cash and cash equivalents, beginning of year	266,103	344,092
Cash and cash equivalents, end of year	$346,120	$344,392

Supplemental disclosures of cash flow information:
Interest paid	$2,912	$2,327
Income taxes paid	11,731	12,135

Supplemental schedule of non-cash investing activity:
Transfer of loans held-for-sale to loan portfolio	$2,391	$2,791
Loans transferred to foreclosed assets	—	49

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2017.

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share Based Payment Accounting. The standard is intended to simplify several areas of accounting for share based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company adopted the new guidance on January 1, 2017. The amount of the impact on the effective tax rate will be determined by the number of stock options exercised and the stock price of the Company when the stock options are exercised, and the amount of restricted stock awards vesting. The adoption of this guidance resulted in a reduction to net income tax expense of ($106,000) for the third quarter of 2017, and a reduction to income tax expense of ($158,000) for the first nine months of 2017. In connection with the adoption, the Company has elected to estimate forfeitures each reporting period.

Newly Issued, but not yet Effective Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an update to the guidance for accounting for revenue from contracts with customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company’s revenue is primarily comprised of net interest income on financial assets and liabilities, which is excluded from the scope of ASU No. 2014-09. The Company has determined the result of applying this ASU to the individual revenue streams affected, as well as on an aggregate basis, will not be material to the Company’s consolidated financial statements. The Company continues to evaluate the impact of the disclosure requirements associated with ASU No. 2014-09.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight line basis over the lease term. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the provisions of this ASU and have determined that the provisions of ASU No. 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, we do not expect this to have a material impact to the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities. The update amends the accounting for credit losses on available for sale securities, whereby credit losses will be presented as an allowance as opposed to a write down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have formed a committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

2) Shareholders’ Equity and Earnings Per Share

On September 12, 2016, the Company, entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C convertible perpetual preferred stock, no par value (“ Series C Preferred Stock”), for 5,601,000 shares of the Company’s common stock, no par value. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock into the Company’s common stock.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$8,583	$6,261	$22,570	$18,654
Less: undistributed earnings allocated to Series C
Preferred Stock	—	(300)	—	(1,278)
Distributed and undistributed earnings allocated to common shareholders	$8,583	$5,961	$22,570	$17,376

Weighted average common shares outstanding for basic earnings per common share	38,152,633	33,397,704	38,060,224	32,591,784
Dilutive effect of stock options outstanding, using the treasury stock method	428,665	295,624	504,910	272,071
Shares used in computing diluted earnings per common share	38,581,298	33,693,328	38,565,134	32,863,855

Basic earnings per share	$0.22	$0.18	$0.59	$0.53
Diluted earnings per share	$0.22	$0.18	$0.59	$0.53

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2017 and 2016
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance July 1, 2017, net of taxes	$877	$321	$(7,665)	$(6,467)
Other comprehensive income (loss) before reclassification, net of taxes	312	—	(7)	305
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(7)	29	22
Net current period other comprehensive income (loss), net of taxes	312	(7)	22	327
Ending balance September 30, 2017, net of taxes	$1,189	$314	$(7,643)	$(6,140)

Beginning balance July 1, 2016, net of taxes	$5,170	$351	$(7,663)	$(2,142)
Other comprehensive income (loss) before reclassification, net of taxes	121	—	(6)	115
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	27	19
Net current period other comprehensive income (loss), net of taxes	121	(8)	21	134
Ending balance September 30, 2016, net of taxes	$5,291	$343	$(7,642)	$(2,008)

	Nine Months Ended September 30, 2017 and 2016
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2017, net of taxes	$(540)	$336	$(7,710)	$(7,914)
Other comprehensive (loss) before reclassification, net of taxes	1,725	—	(22)	1,703
Amounts reclassified from other comprehensive income (loss), net of taxes	4	(22)	89	71
Net current period other comprehensive income (loss), net of taxes	1,729	(22)	67	1,774

Ending balance September 30, 2017, net of taxes	$1,189	$314	$(7,643)	$(6,140)

Beginning balance January 1, 2016, net of taxes	$1,090	$403	$(7,713)	$(6,220)
Other comprehensive (loss) before reclassification, net of taxes	4,507	—	(11)	4,496
Amounts reclassified from other comprehensive income (loss), net of taxes	(306)	(60)	82	(284)
Net current period other comprehensive income (loss), net of taxes	4,201	(60)	71	4,212

Ending balance September 30, 2016, net of taxes	$5,291	$343	$(7,642)	$(2,008)

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2017	2016	Net Income is Presented
	(Dollars in thousands)
Unrealized (loss) gains on available-for-sale securities and I/O strips	$—	$—	Gain on sales of securities
	—	—	Income tax expense
	—	—	Net of tax
Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	12	13	Interest income on taxable securities
	(5)	(5)	Income tax expense
	7	8	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	18	13
Actuarial losses	(69)	(60)
	(51)	(47)	Income before income tax
	22	20	Income tax benefit
	(29)	(27)	Net of tax
Total reclassification for the year	$(22)	$(19)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Nine Months Ended
	September 30,
Details About AOCI Components	2017	2016	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$(6)	$527	Gain (loss) on sales of securities
	2	(221)	Income tax expense
	(4)	306	Net of tax
Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	38	103	Interest income on taxable securities
	(16)	(43)	Income tax expense
	22	60	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	53	39
Actuarial losses	(207)	(180)
	(154)	(141)	Income before income tax
	65	59	Income tax benefit
	(89)	(82)	Net of tax
Total reclassification from AOCI for the year	$(71)	$284

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at September 30, 2017 and December 31, 2016 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$374,057	1,275	(2,165)	$373,167
Trust preferred securities	15,000	1,940	—	16,940
Total	$389,057	$3,215	$(2,165)	$390,107

Securities held-to-maturity:
Agency mortgage-backed securities	$290,418	$259	$(2,341)	$288,336
Municipals - exempt from Federal tax	89,132	1,054	(677)	89,509
Total	$379,550	$1,313	$(3,018)	$377,845

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$293,598	$928	$(3,537)	$290,989
Trust preferred securities	15,000	600	—	15,600
Total	$308,598	$1,528	$(3,537)	$306,589

Securities held-to-maturity:
Agency mortgage-backed securities	$233,409	$15	$(3,554)	$229,870
Municipals - exempt from Federal tax	90,601	521	(2,244)	88,878
Total	$324,010	$536	$(5,798)	$318,748

Securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$237,933	$(2,049)	$9,346	$(116)	$247,279	$(2,165)
Total	$237,933	$(2,049)	$9,346	$(116)	$247,279	$(2,165)

Securities held-to-maturity:
Agency mortgage-backed securities	$191,603	$(1,980)	$26,547	$(361)	$218,150	$(2,341)
Municipals - exempt from Federal tax	15,922	(116)	20,443	(561)	36,365	(677)
Total	$207,525	$(2,096)	$46,990	$(922)	$254,515	$(3,018)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)
Total	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)

Securities held-to-maturity:
Agency mortgage-backed securities	$222,132	$(3,528)	$612	$(26)	$222,744	$(3,554)
Municipals - exempt from Federal tax	57,304	(2,026)	2,046	(218)	59,350	(2,244)
Total	$279,436	$(5,554)	$2,658	$(244)	$282,094	$(5,798)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At September 30, 2017, the Company held 494 securities (174 available-for-sale and 320 held‑to‑maturity), of which 250 had fair values below amortized cost. At September 30, 2017, there were $9,346,000 of agency mortgage-back securities available-for-sale, $26,547,000 of agency mortgage-backed securities held-to-maturity and $20,443,000 of municipal bonds held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $1,038,000 at September 30, 2017. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at September 30, 2017.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)		(Dollars in thousands)
Proceeds	$—	$—	$6,536	$49,171
Gross gains	—	—	—	544
Gross losses	—	—	(6)	(17)

The amortized cost and estimated fair values of securities as of September 30, 2017 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after ten years	$15,000	$16,940
Agency mortgage-backed securities	374,057	373,167
Total	$389,057	$390,107

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due 3 months or less	$370	$371
Due after 3 months through one year	505	506
Due after one through five years	3,680	3,756
Due after five through ten years	20,125	20,668
Due after ten years	64,452	64,208
Agency mortgage-backed securities	290,418	288,336
Total	$379,550	$377,845

5) Loans

Loans were as follows for the periods indicated:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$587,276	$604,331
Real estate:
CRE	754,856	662,228
Land and construction	92,310	81,002
Home equity	74,171	82,459
Residential mortgages	46,489	52,887
Consumer	11,749	20,460
Loans	1,566,851	1,503,367
Deferred loan fees, net	(901)	(760)
Loans, net of deferred fees	1,565,950	1,502,607
Allowance for loan losses	(19,748)	(19,089)
Loans, net	$1,546,202	$1,483,518

At September 30, 2017 and December 31, 2016, total net loans included in the table above include $64,765,000 and $88,453,000, respectively, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,259	$7,982	$156	$19,397
Charge-offs	(111)	—	—	(111)
Recoveries	281	66	—	347
Net recoveries	170	66	—	236
Provision (credit) for loan losses	(441)	592	(36)	115
End of period balance	$10,988	$8,640	$120	$19,748

	Three Months Ended September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,528	$8,277	$116	$19,921
Charge-offs	(160)	—	—	(160)
Recoveries	21	5	—	26
Net (charge-offs) recoveries	(139)	5	—	(134)
Provision (credit) for loan losses	792	(519)	(28)	245
End of period balance	$12,181	$7,763	$88	$20,032

	Nine Months Ended September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,179)	—	—	(2,179)
Recoveries	1,453	995	—	2,448
Net (charge-offs) recoveries	(726)	995	—	269
Provision (credit) for loan losses	1,058	(682)	14	390
End of period balance	$10,988	$8,640	$120	$19,748

	Nine Months Ended September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,748	$8,076	$102	$18,926
Charge-offs	(300)	—	—	(300)
Recoveries	182	227	—	409
Net (charge-offs) recoveries	(118)	227	—	109
Provision (credit) for loan losses	1,551	(540)	(14)	997
End of period balance	$12,181	$7,763	$88	$20,032

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$217	$25	$—	$242
Collectively evaluated for impairment	10,771	8,615	120	19,506
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$10,988	$8,640	$120	$19,748
Loans:
Individually evaluated for impairment	$1,833	$1,982	$1	$3,816
Collectively evaluated for impairment	585,443	965,844	11,748	1,563,035
Acquired with deteriorated credit quality	—	—	—	—
Total loan balance	$587,276	$967,826	$11,749	$1,566,851

	December 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$—	$—	$329
Collectively evaluated for impairment	10,327	8,327	106	18,760
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$10,656	$8,327	$106	$19,089
Loans:
Individually evaluated for impairment	$2,057	$885	$3	$2,945
Collectively evaluated for impairment	602,029	877,691	20,457	1,500,177
Acquired with deteriorated credit quality	245	—	—	245
Total loan balance	$604,331	$878,576	$20,460	$1,503,367

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	September 30, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,370	$1,370	$—	$1,808	$1,808	$—
Real estate:
CRE	501	501	—	1,278	419	—
Land and construction	202	183	—	218	199	—
Home Equity	388	388	—	267	267	—
Consumer	1	1	—	3	3	—
Total with no related allowance recorded	2,462	2,443	—	3,574	2,696	—

With an allowance recorded:
Commercial	463	463	217	494	494	329
Real estate:
Land and construction	910	910	25	—	—	—
Total with an allowance recorded	1,373	1,373	242	494	494	329
Total	$3,835	$3,816	$242	$4,068	$3,190	$329

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

	Three Months Ended September 30, 2017
		Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$2,010	$501	$641	$394	$1	$3,547
Interest income during impairment	$—	$—	$3	$—	$—	$3
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Three Months Ended September 30, 2016
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$2,200	$1,644	$204	$516	$3	$4,567
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2017
		Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$2,625	$583	$419	$326	$2	$3,955
Interest income during impairment	$—	$—	$3	$—	$—	$3
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2016
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,771	$2,298	$210	$715	$3	$4,997
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	September 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$2,560	$4,496	$3,059
Restructured and loans over 90 days past due and still accruing	931	—	—
Total nonperforming loans	3,491	4,496	3,059
Other restructured loans	325	137	131
Total impaired loans	$3,816	$4,633	$3,190

The following table presents the nonperforming loans by class for the periods indicated:

	September 30, 2017			December 31, 2016
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$1,487	$21	$1,508	$2,171	$—	$2,171
Real estate:
CRE	501	—	501	419	—	419
Land and construction	183	910	1,093	199	—	199
Home equity	388	—	388	267	—	267
Consumer	1	—	1	3	—	3
Total	$2,560	$931	$3,491	$3,059	$—	$3,059

The following tables present the aging of past due loans by class for the periods indicated:

	September 30, 2017
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$3,798	$601	$575	$4,974	$582,302	$587,276
Real estate:
CRE	—	831	—	831	754,025	754,856
Land and construction	—	—	1,093	1,093	91,217	92,310
Home equity	—	—	—	—	74,171	74,171
Residential mortgages	—	—	—	—	46,489	46,489
Consumer	—	—	—	—	11,749	11,749
Total	$3,798	$1,432	$1,668	$6,898	$1,559,953	$1,566,851

	December 31, 2016
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$3,998	$857	$2,036	$6,891	$597,440	$604,331
Real estate:
CRE	632	—	—	632	661,596	662,228
Land and construction	—	—	199	199	80,803	81,002
Home equity	—	267	—	267	82,192	82,459
Residential mortgages	—	—	—	—	52,887	52,887
Consumer	—	—	—	—	20,460	20,460
Total	$4,630	$1,124	$2,235	$7,989	$1,495,378	$1,503,367

Past due loans 30 days or greater totaled $6,898,000 and $7,989,000 at September 30, 2017 and December 31, 2016, respectively, of which $1,256,000 and $2,057,000 were on nonaccrual, respectively. At September 30, 2017, there were also $1,304,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2016, there were also $1,002,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at September 30, 2017 and December 31, 2016.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	September 30, 2017			December 31, 2016
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$578,867	$8,409	$587,276	$594,255	$10,076	$604,331
Real estate:
CRE	754,152	704	754,856	659,777	2,451	662,228
Land and construction	91,217	1,093	92,310	80,803	199	81,002
Home equity	73,469	702	74,171	81,866	593	82,459
Residential mortgages	46,489	—	46,489	52,887	—	52,887
Consumer	11,748	1	11,749	20,455	5	20,460
Total	$1,555,942	$10,909	$1,566,851	$1,490,043	$13,324	$1,503,367

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

During the three months and nine months ended September 30, 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either one or both of the following: a reduction of the stated interest rate of the loan; or an extension of maturity date and/or at a stated rate of interest lower than the current market rate for new debt with similar risk.

The balance of troubled debt restructurings at September 30, 2017 was $434,000, which included $91,000 of nonaccrual loans and $343,000 of accruing loans. The balance of troubled debt restructurings at December 31, 2016 was $133,000, which included $2,000 of nonaccrual loans and $131,000 of accruing loans. Approximately $36,000 and $2,000 of specific reserves were established with respect to these loans as of September 30, 2017 and December 31, 2016, respectively.

The following table presents loans by class modified as troubled debt restructurings:

	During the Nine Months Ended
		September 30, 2017
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	3	$318	$318
Total	3	$318	$318

During the nine months ended September 30, 2017, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses. The Company has committed to lend no additional amounts as of September 30, 2017 to custoners with outstanding loans that are classified as troubled debt restructurings. There were no new loans modified as troubled debt restructurings during the nine months ended September 30, 2016.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and nine month periods ended September 30, 2017 and 2016.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Goodwill and Other Intangible Assets

Goodwill

At September 30, 2017, the carrying value of goodwill was $45,664,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding and $32,620,000 from its acquisition of Focus.

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

Other Intangible Assets

The core deposit intangible asset originally acquired in the June 2007 acquisition of Diablo Valley Bank was $5,049,000. The core deposit intangible asset was amortized over its estimated useful life of 10 years, and was fully amortized at September 30, 2017. Accumulated amortization of the core deposit intangible asset was $4,854,000 at December 31, 2016.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $1,776,000 and $1,120,000 at September 30, 2017 and December 31, 2016, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful life), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $901,000 and $669,000 at September 30, 2017 and December 31, 2016, respectively.

Estimated amortization expense for 2017 and each of the next five years and thereafter as follows:

			Bay View Funding
	Diablo Valley			Customer &
	Bank Core	Focus Core	Below Market	Brokered	Non-Compete	Total
	Deposit	Deposit	Value Lease	Relationship	Agreement	Amortization
Year	Intangible	Intangible	Intangible	Intangible	Intangible	Expense
	(Dollars in thousands)
2017	$195	$875	$31	$190	$70	$1,361
2018	—	775	—	190	—	965
2019	—	734	—	190	—	924
2020	—	716	—	190	—	906
2021	—	596	—	190	—	786
2022	—	502	—	190	—	692
Thereafter	—	967	—	349	—	1,316
	$195	$5,165	$31	$1,489	$70	$6,950

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2017 and December 31, 2016.

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

The Company had net deferred tax assets of $22,400,000, and $25,058,000, at September 30, 2017, and December 31, 2016, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2017 and December 31, 2016 will be fully realized in future years.

The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Low income housing investments	$3,526	$3,880
Future commitments	$365	$365

The Company expects future commitments of $79,000 to be paid in 2017, $14,000 in 2018, and $272,000 in 2019 through 2023.

For tax purposes, the Company had low income housing tax credits of $110,000 and $111,000 for the three months ended September 30, 2017 and September 30, 2016, respectively, and low income housing investment losses of $115,000 and $118,000, respectively.  For tax purposes, the Company had low income housing tax credits of $329,000 and $333,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively, and low income housing investment losses of $345,000 and $353,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$81	$134	$243	$400
Interest cost	259	259	777	777
Amortization of net actuarial loss	69	60	207	180
Net periodic benefit cost	$409	$453	$1,227	$1,357

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,301	$6,215
Interest cost	182	248
Actuarial gain	—	(162)
Projected benefit obligation at end of period	$6,483	$6,301

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Net actuarial loss	$2,246	$2,126
Prior transition obligation	1,261	1,328
Accumulated other comprehensive loss	$3,507	$3,454

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Amortization of prior transition obligation	$(18)	$(13)	$(53)	$(39)
Interest cost	61	62	182	186
Net periodic benefit cost	$43	$49	$129	$147

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at September 30, 2017
Available-for-sale securities:
Agency mortgage-backed securities	$373,167	—	$373,167	—
Trust preferred securities	16,940	—	16,940	—
I/O strip receivables	989	—	989	—
Assets at December 31, 2016
Available-for-sale securities:
Agency mortgage-backed securities	$290,989	—	$290,989	—
Trust preferred securities	15,600	—	15,600	—
I/O strip receivables	1,067	—	1,067	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at September 30, 2017
Impaired loans - held-for-investment:
Commercial	$246	—	—	$246
Real estate:
Land and construction	1,068	—	—	1,068
	$1,314	—	—	$1,314

Assets at December 31, 2016
Impaired loans - held-for-investment:
Commercial	$165	—	—	$165
Real estate:
CRE	419	—	—	419
Land and construction	199	—	—	199
	$783	—	—	$783
Foreclosed assets:
Land and construction	$229	—	—	$229
	$229			$229

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$1,556	$1,112
Book value of impaired loans held-for-investment carried at cost	2,260	2,078
Total impaired loans held-for-investment	$3,816	$3,190
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$1,556	$1,112
Specific valuation allowance	(242)	(329)
Impaired loans held-for-investment carried at fair value, net	$1,314	$783

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $3,816,000 at September 30, 2017.  In addition, these loans had a specific valuation allowance of $242,000 at September 30, 2017. Impaired loans held‑for‑investment totaling $1,556,000 at September 30, 2017, were carried at fair value as a result of the aforementioned partial charge‑offs and specific valuation allowances at period‑end. The remaining $2,260,000 of impaired loans were carried at cost at September 30, 2017, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first nine months of 2017 on impaired loans held‑for‑investment carried at fair value at September 30, 2017 resulted in an additional provision for loan losses of $228,000.

At September 30, 2017, there were no foreclosed assets.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	September 30, 2017
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$246	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Land and construction	1,068	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2016
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$165	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
CRE	419	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3)%

Land and construction	199	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

Foreclosed assets:
Land and construction	229	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2)%

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$346,120	$346,120	$—	$—	$346,120
Securities available-for-sale	390,107	—	390,107	—	390,107
Securities held-to-maturity	379,550	—	377,845	—	377,845
Loans (including loans held-for-sale), net	1,550,804	—	4,602	1,497,010	1,501,612
FHLB stock, FRB stock, and other investments	17,905	—	—	—	N/A
Accrued interest receivable	7,818	—	2,522	5,296	7,818
I/O strips receivables	989	—	989	—	989
Liabilities:
Time deposits	$204,291	$—	$204,555	$—	$204,555
Other deposits	2,276,313	—	2,276,313	—	2,276,313
Subordinated debt	39,137	—	39,937		39,937
Accrued interest payable	934	—	934	—	934

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2016:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$266,103	$266,103	$—	$—	$266,103
Securities available-for-sale	306,589	—	306,589	—	306,589
Securities held-to-maturity	324,010	—	318,748	—	318,748
Loans (including loans held-for-sale), net	1,489,223	—	5,705	1,444,076	1,449,781
FHLB stock, FRB stock, and other investments	15,196	—	—	—	N/A
Accrued interest receivable	6,859	—	1,961	4,898	6,859
I/O strips receivables	1,067	—	1,067	—	1,067
Liabilities:
Time deposits	$224,717	$—	$225,047	$—	$225,047
Other deposits	2,037,423	—	2,037,423	—	2,037,423
Accrued interest payable	168	—	168	—	168

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

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the nine months ended September 30, 2017, the Company granted 270,000 shares of nonqualified stock options and 82,770 shares of restricted stock. There were 1,528,099 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2017.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2017	1,719,091	$9.79
Granted	270,000	$14.41
Exercised	(193,863)	$6.98
Forfeited or expired	(151,119)	$22.85
Outstanding at September 30, 2017	1,644,109	$9.69	6.41	$6,972,963
Vested or expected to vest	1,545,462		6.41	$6,554,585
Exercisable at September 30, 2017	1,085,246		5.21	$5,799,239

Information related to the equity plans for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
Intrinsic value of options exercised	$1,331,528	$437,357
Cash received from option exercise	$1,352,236	$771,386
Tax benefit realized from option exercises	$543,654	$174,194
Weighted average fair value of options granted	$2.66	$2.12

As of September 30, 2017, there was $1,446,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.75 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
Expected life in months(1)	72	72
Volatility(1)	24%	31%
Weighted average risk-free interest rate(2)	1.94%	1.41%
Expected dividends(3)	2.78%	3.48%

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2017	199,503	$9.74
Granted	82,770	$14.36
Vested	(64,954)	$10.02
Forfeited or expired	(18,634)	$11.87
Nonvested shares at September 30, 2017	198,685	$11.38

As of September 30, 2017, there was $1,817,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.43 years.

11) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year, payable semi-annually. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date. The first interest payment will be made on December 1, 2017.  The Company at its option may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The issuance costs of the Subordinated Debt totaled $927,000, which is being amortized through the Subordinated Debt maturity date.  The Subordinated Debt, net of the unamortized issuance costs, totaled $39,137,000 at September 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

12) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since September 30, 2017, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2017.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2017 and December 31, 2016, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2017, and December 31, 2016.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of September 30, 2017
Total Capital	$289,231	14.6%	$183,750	9.25%
(to risk-weighted assets)
Tier 1 Capital	$229,656	11.6%	$144,020	7.25%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$229,656	11.6%	$114,223	5.75%
(to risk-weighted assets)
Tier 1 Capital	$229,656	8.3%	$111,329	4.00%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2017, and December 31, 2016.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of September 30, 2017
Total Capital	$265,269	13.4%	$198,513	10.0%	$183,625	9.25%
(to risk-weighted assets)
Tier 1 Capital	$244,831	12.3%	$158,811	8.0%	$143,922	7.25%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$244,831	12.3%	$129,034	6.5%	$114,145	5.75%
(to risk-weighted assets)
Tier 1 Capital	$244,831	8.8%	$139,101	5.0%	$111,281	4.00%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2016
Total Capital	$231,069	12.3%	$187,602	10.0%	$161,807	8.625%
(to risk-weighted assets)
Tier 1 Capital	$211,364	11.3%	$150,082	8.0%	$124,287	6.625%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$211,364	11.3%	$121,942	6.5%	$96,146	5.125%
(to risk-weighted assets)
Tier 1 Capital	$211,364	8.4%	$125,746	5.0%	$100,597	4.000%
(to average assets)

(1)	Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,137,000 at September 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The issuance of Subordinated Debt resulted in an increase in the Company’s total risk‑based capital ratio at September 30, 2017, compared to December 31, 2016, but had no effect on the other regulatory capital ratios of the Company.  All of HBC’s regulatory capital ratios increased at September 30, 2017, compared to December 31, 2016, primarily due to the downstream of $20,000,000 of the proceeds of the Subordinated Debt from the Company to HBC, and from the retention of $24,051,000 in earnings, net of distributed dividends totaling $12,000,000 from HBC to the Company during the first nine months of 2017.

HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of: (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2017, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $21,260,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During each of the third, second, and first quarters of 2017, HBC distributed dividends of $4,000,000, for a total of $12,000,000 for the first nine months of 2017.

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

14) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Salaries and employee benefits	$9,071	$8,363	$27,766	$26,052
Occupancy and equipment	1,142	1,120	3,426	3,277
Professional fees	695	1,086	2,439	2,619
Software subscriptions	475	401	1,333	1,118
Data processing	411	372	1,080	1,143
Insurance expense	401	319	1,123	924
FDIC deposit insurance premiums	304	308	860	966
Amortization of intangible assets	296	392	1,083	1,176
Foreclosed assets	2	10	6	14
Other	2,037	1,925	6,300	6,073
Total	$14,834	$14,296	$45,416	$43,362

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

	Three Months Ended September 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$24,805	$3,150	$27,955
Intersegment interest allocations	284	(284)	—
Total interest expense	1,634	—	1,634
Net interest income	23,455	2,866	26,321
Provision for loan losses	107	8	115
Net interest income after provision	23,348	2,858	26,206
Noninterest income	2,101	359	2,460
Noninterest expense	13,149	1,685	14,834
Intersegment expense allocations	130	(130)	—
Income before income taxes	12,430	1,402	13,832
Income tax expense	4,660	589	5,249
Net income	$7,770	$813	$8,583

Total assets	$2,776,262	$67,686	$2,843,948
Loans, net of deferred fees	$1,517,186	$48,764	$1,565,950
Goodwill	$32,620	$13,044	$45,664

	Three Months Ended September 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,743	$3,131	$23,874
Intersegment interest allocations	314	(314)	—
Total interest expense	826	—	826
Net interest income	20,231	2,817	23,048
Provision for loan losses	237	8	245
Net interest income after provision	19,994	2,809	22,803
Noninterest income	2,160	152	2,312
Noninterest expense	12,382	1,914	14,296
Intersegment expense allocations	234	(234)	—
Income before income taxes	10,006	813	10,819
Income tax expense	3,712	342	4,054
Net income	$6,294	$471	$6,765

Total assets	$2,464,438	$63,524	$2,527,962
Loans, net of deferred fees	$1,402,330	$47,846	$1,450,176
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Nine Months Ended September 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$70,146	$8,613		$78,759
Intersegment interest allocations	786	(786)		—
Total interest expense	3,679	—		3,679
Net interest income	67,253	7,827		75,080
Provision for loan losses	372	18		390
Net interest income after provision	66,881	7,809	—	74,690
Noninterest income	6,153	895		7,048
Noninterest expense	40,152	5,264		45,416
Intersegment expense allocations	392	(392)		—
Income before income taxes	33,274	3,048		36,322
Income tax expense	12,472	1,280		13,752
Net income	$20,802	$1,768		$22,570

Total assets	$2,776,262	$67,686		$2,843,948
Loans, net of deferred fees	$1,517,186	$48,764		$1,565,950
Goodwill	$32,620	$13,044		$45,664

	Nine Months Ended September 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$61,252	$9,188	$70,440
Intersegment interest allocations	863	(863)	—
Total interest expense	2,344	—	2,344
Net interest income	59,771	8,325	68,096
Provision for loan losses	949	48	997
Net interest income after provision	58,822	8,277	67,099
Noninterest income	8,069	517	8,586
Noninterest expense	38,036	5,326	43,362
Intersegment expense allocations	623	(623)	—
Income before income taxes	29,478	2,845	32,323
Income tax expense	10,962	1,195	12,157
Net income	$18,516	$1,650	$20,166

Total assets	$2,464,438	$63,524	$2,527,962
Loans, net of deferred fees	$1,402,330	$47,846	$1,450,176
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

16) Subsequent Events

On October 26, 2017, the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend to holders of common stock. The dividend will be paid on November 21, 2017 to shareholders of record on November 7, 2017.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2016. There are no changes to these policies as of September 30, 2017, except for accounting for share-based compensation arrangements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to tax expense of ($106,000) for the third quarter of 2017, and a reduction to tax expense of ($158,000) for the first nine months of 2017.

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

Performance Overview

For the three months ended September 30, 2017, net income was $8.6 million, or $0.22 per average diluted common share, compared to $6.8 million, or $0.18 per average diluted common share, for the three months ended September 30, 2016. The Company’s annualized return on average tangible assets was 1.22% and annualized return on average tangible equity was 15.41% for the three months ended September 30, 2017, compared to 1.13% and 13.06%, respectively, for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, net income was $22.6 million, or $0.59 per average diluted common share, compared to $20.2 million, or $0.53 per average diluted common share, for the nine months ended September 30, 2016. The Company’s annualized return on average tangible assets was 1.14% and annualized return on average tangible equity was 14.11% for the nine months ended September 30, 2017 compared to 1.16% and 13.45%, respectively, for the nine months ended September 30, 2016.

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	September 30,	September 30,
	2017	2016
	(Dollars in thousands)
Total factored receivables	$48,764	$47,846
Average factored receivables
For the three months ended	$45,323	$49,427
For the nine months ended	$44,097	$45,381
Total full time equivalent employees	40	35

Series C Preferred Stock

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C Preferred Stock for 5,601,000 shares of the Company’s common stock. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock into the Company’s common stock. During the fourth quarter of 2016, the Preferred Stockholders sold all of their shares of common stock.  The exchange of the Series C Preferred Stock for common stock resulted in an increase in the Company’s common equity Tier 1 risk-based capital ratio at September 30, 2017 and December 31, 2016, but had no effect on HBC’s common equity Tier 1 risk-based capital ratio or other regulatory capital ratios of the Company or HBC.

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

The Subordinated Debt, net of unamortized issuance costs, totaled $39.1 million at September 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The issuance of Subordinated Debt during the second quarter of 2017 resulted in an increase in the Company’s total risk‑based capital ratio at September 30, 2017, compared to December 31, 2016, but had no effect on the other regulatory capital ratios of the Company.  All of HBC’s regulatory capital ratios increased at September 30, 2017, compared to December 31, 2016, primarily due to the downstream of $20.0 million of the proceeds of the Subordinated Debt from the Company to HBC, and from the retention of $24.1 million in earnings, net of distributed dividends totaling $12.0 million from HBC to the Company during the first nine months of 2017.

Third Quarter 2017 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income before provision for loan losses increased 14% to $26.3 million for the third quarter of 2017, compared to $23.0 million for the third quarter of 2016. For the first nine months of 2017, net interest income increased 10% to $75.1 million, compared to $68.1 million for the first nine months of 2016.  Net interest income increased for the third quarter and first nine months of 2017, compared to the respective periods in 2016, primarily due to an increase in the average balance of loans and investment securities.

•

For the third quarter of 2017, the fully tax equivalent (“FTE”) net interest margin contracted 12 basis points to 3.98% from 4.10% for the third quarter of 2016. The contraction was primarily due to the change in the mix of the balance sheet resulting in a higher average balance of lower yielding excess funds at the Federal Reserve Bank, and the full quarter impact from the issuance of subordinated debt during the second quarter of 2017.  This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds. The average balance of other investments and interest-bearing deposits in other financial institutions increased $102.8 million to $335.7 million for the third quarter of 2017, compared to $232.9 million for the third quarter of 2016.

•

For the first nine months of 2017, the net interest margin (FTE) contracted 16 basis points to 4.03%, compared to 4.19% for the first nine months of 2016. The contraction was primarily due to the change in the mix of the balance sheet resulting in a higher average balance of lower yielding excess funds at the Federal Reserve Bank, the issuance of subordinated debt, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus Business Bank (“Focus”) acquisition.  This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds. The average balance of other investments and interest-bearing deposits in other financial institutions increased $95.3 million to $291.2 million for the first nine months of 2017, compared to $195.9 million for the first nine months of 2016.

•

The average yield on the loan portfolio increased to 5.72% for the third quarter of 2017, compared to 5.60% for the third quarter of 2016, primarily due to increases in the prime rate, partially offset by the impact of lower yielding purchased residential mortgage loans and purchased commercial real estate loans (“CRE”). The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 25 basis points for the third quarter of 2017, compared to the third quarter of 2016.  The average yield on the purchased residential loans was 2.67% for the third quarter of 2017, compared to 2.93% for the third quarter of 2016. The average yield on the purchased CRE loans was 3.52% for the third quarter of 2017.

•

The average yield on the loan portfolio increased to 5.63% for the first nine months of 2017, compared to 5.61% for the first nine months of 2016, primarily due to increases in the prime rate, partially offset by the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 27 basis points for the first nine months of 2017, compared to the first nine months of 2016.  The average yield on the purchased residential loans was 2.67% for the first nine months of 2017, compared to 3.07% for the first nine months of 2016.  The yield on the purchased CRE loans was 3.51% for the first nine months of 2017.

•

The accretion of the loan purchase discount into loan interest income from the Focus transaction was $270,000 for the third quarter of 2017, compared to $299,000 for the third quarter of 2016. The accretion of the loan purchase discount into loan interest income from the Focus transaction was $741,000 for the first nine months of 2017, and $1.1 million for the first nine months of 2016.  The total purchase discount on non‑impaired loans from the Focus loan portfolio was $4.6 million as of August 20, 2015 (the “acquisition date”), of which $3.7 million has been accreted into loan interest income from the acquisition date through September 30, 2017.

•

There was a $115,000 provision for loan losses for the third quarter of 2017, compared to a $245,000  provision for loan losses for the third quarter of 2016. For the nine months ended September 30, 2017, there was a $390,000 provision for loan losses, compared to a $997,000 provision for loan losses for the first nine months of 2016.

•

Total noninterest income was $2.5 million for the third quarter of 2017, compared to $2.3 million for the third quarter of 2016. For the nine months ended September 30, 2017, total noninterest income was $7.0 million, compared to $8.6 million for the nine months ended September 30, 2016. The decrease in total noninterest income for the first nine months of 2017, compared to the first nine months of 2016, was primarily due to a $1.0 million gain on proceeds from company-owned life insurance in the second quarter of 2016, and lower servicing income and gain on sales of securities in the first nine months of 2017.

•

Total noninterest expense for the third quarter of 2017 was $14.8 million, compared to $14.3 million for the third quarter of 2016. Total noninterest expense for the nine months ended September 30, 2017 was $45.4 million, compared to $43.4 million for the nine months ended September 30, 2016. The increase in total noninterest expense in the third quarter of 2017 and the first nine months of 2017, compared to the respective periods in 2016, was primarily due to higher salaries and employee benefits as a result of annual salary increases and hiring additional employees.

•

The efficiency ratio for the third quarter of 2017 was 51.54%, compared to 56.37% for the third quarter of 2016. The efficiency ratio for the nine months ended September 30, 2017 was 55.30%, compared to 56.55% for the nine months ended September 30, 2016.

•

Income tax expense for the third quarter of 2017 was $5.2 million, compared to $4.1 million for the third quarter of 2016. The effective tax rate for the third quarter of 2017 was 37.9%, compared to 37.5% for the third quarter of 2016. Income tax expense for the nine months ended September 30, 2017 was $13.8 million, compared to $12.2 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 37.9%, compared to 37.6% for the nine months ended September 30, 2016.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, other investments and interest‑bearing deposits in other financial institutions and securities available‑for‑sale, at fair value,  increased 3% to $736.2 million at September 30, 2017, from $714.4 million at September 30, 2016, and increased 29% from $572.7 million at December 31, 2016.

•	At September 30, 2017, securities held‑to‑maturity, at amortized cost, totaled $379.5 million, compared to $202.4 million at September 30, 2016, and $324.0 million at December 31, 2016.

•

Loans, excluding loans held‑for‑sale, increased $115.8 million, or 8%, to $1.57 billion at September 30, 2017, compared to $1.45 billion at September 30, 2016, which included an increase of $80.0 million, or 6% in the Company’s legacy portfolio, $37.6 million of purchased CRE loans, and an increase of $918,000 in the factored receivables portfolio, partially offset by a decrease of $2.8 million in purchased residential mortgage loans. Loans increased $63.3 million, or 4%, to $1.57 billion at September 30, 2017, compared to $1.50 billion at December 31, 2016, primarily due to an increase in the Company’s legacy portfolio.

•

Total nonperforming assets (“NPAs”) were $3.5 million, or 0.12% of total assets, at September 30, 2017, compared to $4.8 million, or 0.19% of total assets, at September 30, 2016, and $3.3 million, or 0.13% of total assets, at December 31, 2016.

•

Classified assets were $10.9 million at September 30, 2017, compared to $18.7 million at September 30, 2016, and $13.6 million at December 31, 2016. There were no foreclosed assets at September 30, 2017, compared to foreclosed assets of $292,000 at September 30, 2016, and $229,000 at December 31, 2016

•	Net recoveries totaled $236,000 for the third quarter of 2017, compared to net charge-offs of $134,000 for the third quarter of 2016.

•

The allowance for loan losses at September 30, 2017 was $19.7 million, or 1.26% of total loans, representing 565.68% of nonperforming loans. The allowance for loan losses at September 30, 2016 was $20.0 million, or 1.38% of total loans, representing 445.55% of nonperforming loans. The allowance for loan losses at December 31, 2016 was $19.1 million, or 1.27% of total loans, representing 624.03% of nonperforming loans.

•

Total deposits increased $262.0 million, or 12%, to $2.48 billion at September 30, 2017, compared to $2.22 billion at September 30, 2016, and increased $218.5 million, or 10%, from $2.26 billion at December 31, 2016.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, subordinated debt, and short‑term borrowings) to total assets was 7.16% at September 30, 2017, compared to 7.13% at September 30, 2016, and 6.73% at December 31, 2016.

•	The loan to deposit ratio was 63.13% at September 30, 2017, compared to 65.36% at September 30, 2016, and 66.42% at December 31, 2016.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at September 30, 2017.

				Fully Phased-in
			Well-capitalized	Basel III Minimal
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	14.6%	13.4%	10.0%	10.5%
Tier 1 Risk-Based	11.6%	12.3%	8.0%	8.5%
Common Equity Tier 1 Risk-based	11.6%	12.3%	6.5%	7.0%
Leverage	8.3%	8.8%	5.0%	4.0%

(1)	Requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $262.0 million, or 12%, to $2.48 billion at September 30, 2017, compared to $2.22 billion at September 30, 2016, and increased $218.5 million, or 10%, from $2.26 billion at December 31, 2016. The Company had no brokered deposits at September 30, 2017 and December 31, 2016, compared to $3.0 million at September 30, 2016. Certificates of deposit from the State of California totaled $65.1 million at September 30, 2017, compared to $85.1 million at September 30, 2016, and December 31, 2016.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At September 30, 2017, we had $346.1 million in cash and cash equivalents and approximately $606.0 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $655.6 million at fair value in unpledged securities available at September 30, 2017. Our loan to deposit ratio was 63.13% at September 30, 2017, compared to 65.36% at September 30, 2016, and 66.42% at December 31, 2016.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans‑held‑for sale, increased $115.8 million, or 8%, to $1.57 billion at September 30, 2017, compared to $1.45 billion at September 30, 2016, which included an increase of $80.0 million, or 6%, in the Company’s legacy loan portfolio, $37.6 million of purchased CRE loans, and an increase of $918,000 in the factored receivables portfolio, partially offset by a decrease of $2.8 million in purchased residential mortgage loans. Loans increased $63.3 million, or 4%, to $1.57 billion at September 30, 2017, compared to $1.50 billion at December 31, 2016, primarily due to an increase in the Company’s legacy portfolio. The loan portfolio remains well‑diversified with commercial and industrial (“C&I”) loans accounting for 38% of the loan portfolio at September 30, 2017, which included $48.8 million of factored receivables. CRE loans accounted for 48% of the total loan portfolio, of which 42% were occupied by businesses that own them. Land and construction loans accounted for 6% of total loans, consumer and home equity loans accounted for 5% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at September 30, 2017.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 14% to $26.3 million for the third quarter of 2017, compared to $23.0 million for the third quarter of 2016. For the first nine months of 2017, net interest income increased 10% to $75.1 million, compared to $68.1 million for the first nine months of 2016.  Net interest income increased for the third quarter and first nine months of 2017, compared to the respective periods in 2016, primarily due to an increase in the average balance of loans and investment securities.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the third quarter of 2017 was $14.8 million, compared to $14.3 million for the third quarter of 2016. Total noninterest expense for the nine months ended September 30, 2017 was $45.4 million, compared to $43.4 million for the nine months ended September 30, 2016. The increase in noninterest expense in the third quarter of 2017 and the first nine months of 2017, compared to the respective periods in 2016, was primarily due to higher salaries and employee benefits as a result of annual salary increases and hiring additional employees.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,560,421	22,507	5.72%	$1,442,006	$20,312	5.60%
Securities — taxable	671,528	3,596	2.12%	497,821	2,401	1.92%
Securities — exempt from Federal tax (3)	89,426	866	3.84%	91,241	875	3.82%
Other investments and interest-
bearing deposits in other financial institutions	335,706	1,289	1.52%	232,929	592	1.01%
Total interest earning assets (3)	2,657,081	28,258	4.22%	2,263,997	24,180	4.25%
Cash and due from banks	35,173			32,628
Premises and equipment, net	7,609			7,595
Goodwill and other intangible assets	51,715			53,258
Other assets	85,229			73,825
Total assets	$2,836,807			$2,431,303
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$980,554			$842,565

Demand, interest-bearing	583,363	290	0.20%	515,296	259	0.20%
Savings and money market	686,511	429	0.25%	516,570	289	0.22%
Time deposits — under $100	19,770	14	0.28%	21,707	16	0.29%
Time deposits — $100 and over	181,167	317	0.69%	212,201	251	0.47%
Time deposits — brokered	—	—	N/A	4,874	10	0.82%
CDARS — interest-bearing demand, money
market and time deposits	18,650	1	0.02%	8,256	1	0.05%
Total interest-bearing deposits	1,489,461	1,051	0.28%	1,278,904	826	0.26%
Total deposits	2,470,015	1,051	0.17%	2,121,469	826	0.15%

Subordinated debt, net of issuance costs	39,120	583	5.91%	—	—	N/A
Short-term borrowings	84	—	5.67%	55	—	0.00%
Total interest-bearing liabilities	1,528,665	1,634	0.42%	1,278,959	826	0.26%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,509,219	1,634	0.26%	2,121,524	826	0.15%
Other liabilities	54,922			50,384
Total liabilities	2,564,141			2,171,908
Shareholders’ equity	272,666			259,395
Total liabilities and shareholders’ equity	$2,836,807			$2,431,303
Net interest income (3) / margin		26,624	3.98%		23,354	4.10%
Less tax equivalent adjustment (3)		(303)			(306)
Net interest income		$26,321			$23,048

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $200,000 for the third quarter of 2017, compared to $62,000 for the third quarter of 2016.

(3)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$1,521,447	64,112	5.63%	$1,409,637	$59,235	5.61%
Securities — taxable	616,648	9,916	2.15%	500,497	8,004	2.14%
Securities — exempt from Federal tax (3)	89,991	2,606	3.87%	92,194	2,651	3.84%
Other investments and interest-
bearing deposits in other financial institutions	291,222	3,037	1.39%	195,850	1,478	1.01%
Total interest earning assets (3)	2,519,308	79,671	4.23%	2,198,178	71,368	4.34%
Cash and due from banks	33,656			32,927
Premises and equipment, net	7,581			7,638
Goodwill and other intangible assets	52,103			53,641
Other assets	85,901			83,574
Total assets	$2,698,549			$2,375,958
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$924,841			$800,049

Demand, interest-bearing	574,966	880	0.20%	505,442	731	0.19%
Savings and money market	632,907	1,081	0.23%	506,998	829	0.22%
Time deposits — under $100	20,141	44	0.29%	22,534	48	0.28%
Time deposits — $100 and Over	191,301	859	0.60%	212,300	660	0.42%
Time deposits — brokered	—	—	N/A	9,503	59	0.83%
CDARS — interest-bearing demand, money
market and time deposits	13,061	3	0.03%	8,344	5	0.08%
Total interest-bearing deposits	1,432,376	2,867	0.27%	1,265,121	2,332	0.25%
Total deposits	2,357,217	2,867	0.16%	2,065,170	2,332	0.15%

Subordinated debt, net of issuance costs	17,912	811	6.05%	—	—	N/A
Short-term borrowings	68	1	1.97%	601	12	2.67%
Total interest-bearing liabilities	1,450,356	3,679	0.34%	1,265,722	2,344	0.25%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,375,197	3,679	0.21%	2,065,771	2,344	0.15%
Other liabilities	57,377			56,325
Total liabilities	2,432,574			2,122,096
Shareholders’ equity	265,975			253,862
Total liabilities and shareholders’ equity	$2,698,549			$2,375,958
Net interest income (3) / margin		75,992	4.03%		69,024	4.19%
Less tax equivalent adjustment (3)		(912)			(928)
Net interest income		$75,080			$68,096

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $370,000 for the nine months ended September 30, 2017, compared to $170,000 for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,
	2017 vs. 2016
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,717	$478	$2,195
Securities — taxable	936	259	1,195
Securities — exempt from Federal tax (1)	(17)	8	(9)
Other investments, and interest-
bearing deposits in other financial institutions	397	300	697
Total interest income on interest earning assets (1)	3,033	1,045	4,078
Expense from the interest-bearing liabilities:
Demand, interest-bearing	30	1	31
Savings and money market	103	37	140
Time deposits — under $100	(1)	(1)	(2)
Time deposits — $100 and over	(52)	118	66
Time deposits — brokered	(10)	—	(10)
CDARS — interest-bearing demand, money market and time deposits	1	(1)	—
Subordinated debt, net of issuance costs	583	—	583
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	654	154	808
Net interest income (1)	$2,379	$891	3,270
Less tax equivalent adjustment (1)			3
Net interest income			$3,273

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

	Nine Months Ended September 30,
	2017 vs. 2016
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$4,753	$124	$4,877
Securities — taxable	1,868	44	1,912
Securities — exempt from Federal tax (1)	(63)	18	(45)
Other investments, and interest-
bearing deposits in other financial institutions	1,001	558	1,559
Total interest expense on interest-earning assets (1)	7,559	744	8,303

Expense from the interest-bearing liabilities:
Demand, interest-bearing	124	25	149
Savings and money market	209	43	252
Time deposits — under $100	(5)	1	(4)
Time deposits — $100 and over	(94)	293	199
Time deposits — brokered	(59)	—	(59)
CDARS — interest-bearing demand, money market and time deposits	1	(3)	(2)
Subordinated debt, net of issuance costs	811	—	811
Short-term borrowings	(8)	(3)	(11)
Total interest expense on interest-bearing liabilities	979	356	1,335
Net interest income (1)	$6,580	$388	6,968
Less tax equivalent adjustment (1)			16
Net interest income			$6,984

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 12 basis points to 3.98% for the third quarter of 2017, from 4.10% for the third quarter of 2016. The contraction was primarily due to the change in the mix of the balance sheet resulting in a higher average balance of lower yielding excess funds at the Federal Reserve Bank, and the full quarter impact from the issuance of subordinated debt during the second quarter of 2017.  This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds. The average balance of other investments and interest-bearing deposits in other financial institutions increased $102.8 million to $335.7 million for the third quarter of 2017, compared to $232.9 million for the third quarter of 2016.

For the first nine months of 2017, the net interest margin contracted 16 basis points to 4.03%, compared to 4.19% for the first nine months of 2016. The contraction was primarily due to the change in the mix of the balance sheet resulting in a higher average balance of lower yielding excess funds at the Federal Reserve Bank, the issuance of subordinated debt, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus acquisition.  This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds. The average balance of other investments and interest-bearing deposits in other financial institutions increased $95.3 million to $291.2 million for the first nine months of 2017, compared to $195.9 million for the first nine months of 2016.

The average yield on the loan portfolio increased to 5.72% for the third quarter of 2017, compared to 5.60% for the third quarter of 2016, primarily due to increases in the prime rate, partially offset by the impact of lower yielding purchased residential mortgage loans and purchased CRE loans. The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 25 basis points for the third quarter of 2017, compared to the third quarter of 2016.  The average yield on the purchased residential loans was 2.67% for the third quarter of 2017.

The average yield on the loan portfolio increased to 5.63% for the first nine months of 2017, compared to 5.61% for the first nine months of 2016, primarily due to increases in the prime rate, partially offset by the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 27 basis points for the first nine months of 2017, compared to the first nine months of 2016.  The average yield on the purchased residential loans was 2.67% for the first nine months of 2017, compared to 3.07% for the first nine months of 2016.  The yield on the purchased CRE loans was 3.51% for the first nine months of 2017.

Net interest income increased 14% to $26.3 million for the third quarter of 2017, compared to $23.0 million for the third quarter of 2016. Net interest income increased 10% to $75.1 million for the nine months ended September 30, 2017, compared to $68.1 million for the nine months ended September 30, 2016. Net interest income increased for the third quarter of 2017 and the first nine months of 2017, compared to the respective periods in 2016, primarily due to an increase in the average balance of loans and investment securities.

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

There was a $115,000 provision for loan losses for the third quarter of 2017, compared to a provision for loan losses of $245,000 for the third quarter of 2016. For the nine months ended September 30, 2017, there was a $390,000 provision for loan losses, compared to a $997,000 provision for loan losses for the nine months ended September 30, 2016. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses”.

The allowance for loan losses totaled $19.7 million, or 1.26% of total loans at September 30, 2017, compared to $20.0 million, or 1.38% of total loans at September 30, 2016, and $19.1 million, or 1.27% of total loans at December 31, 2016. Net recoveries totaled $236,000 for the third quarter of 2017, compared to net charge-offs of $134,000 for the third quarter of 2016, and net charge‑offs of $1.2 million for the fourth quarter of 2016. The allowance for loan losses to total nonperforming loans was 565.68% at September 30, 2017, compared to 445.55% at September 30, 2016, and 624.03% at December 31, 2016.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase
	Three Months Ended		(decrease)
	September 30,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$869	$798	$71	9%
Increase in cash surrender value of life insurance	417	428	(11)	(3)%
Servicing income	246	364	(118)	(32)%
Gain on sales of SBA loans	147	69	78	113%
Other	781	653	128	20%
Total	$2,460	$2,312	$148	6%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,410	$2,348	$62	3%
Increase in cash surrender value of life insurance	1,259	1,317	(58)	(4)%
Servicing income	736	1,106	(370)	(33)%
Gain on sales of SBA loans	635	653	(18)	(3)%
Gain on proceeds from company-owned life insurance	—	1,019	(1,019)	(100)%
Gain (loss) on sales of securities	(6)	527	(533)	(101)%
Other	2,014	1,616	398	25%
Total	$7,048	$8,586	$(1,538)	(18)%

Total noninterest income was $2.5 million for the third quarter of 2017, compared to $2.3 million for the third quarter of 2016. For the nine months ended September 30, 2017, total noninterest income was $7.0 million compared to $8.6 million for the nine months ended September 30, 2016. The decrease in noninterest income for the first nine months of 2017, compared to the first nine months of 2016, was primarily due to a $1.0 million gain on proceeds from company-owned life insurance in the second quarter of 2016, and lower servicing income and gain on sales of securities in the first nine months of 2017.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended September 30, 2017, SBA loan sales resulted in a $147,000 gain, compared to a $69,000 gain on sales of SBA loans for the three months ended September 30, 2016. For the nine months ended September 30, 2017, SBA loan sales resulted in a $635,000 gain, compared to a $653,000 gain on sale of SBA loans for the nine months ended September 30, 2016.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

			Increase
	Three Months Ended		(Decrease)
	September 30,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,071	$8,363	$708	8%
Occupancy and equipment	1,142	1,120	22	2%
Professional fees	695	1,086	(391)	(36)%
Software subscriptions	475	401	74	18%
Data processing	411	372	39	10%
Insurance expense	401	319	82	26%
FDIC deposit insurance premiums	304	308	(4)	(1)%
Amortization of intangible assets	296	392	(96)	(24)%
Foreclosed assets	2	10	(8)	(80)%
Other	2,037	1,925	112	6%
Total	$14,834	$14,296	$538	4%

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2017 versus 2016
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$27,766	$26,052	$1,714	7%
Occupancy and equipment	3,426	3,277	149	5%
Professional fees	2,439	2,619	(180)	(7)%
Software subscriptions	1,333	1,118	215	19%
Data processing	1,080	1,143	(63)	(6)%
Insurance expense	1,123	924	199	22%
FDIC deposit insurance premiums	860	966	(106)	(11)%
Amortization of intangible assets	1,083	1,176	(93)	(8)%
Foreclosed assets	6	14	(8)	(57)%
Other	6,300	6,073	227	4%
Total	$45,416	$43,362	$2,054	5%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	Three Months Ended September 30,
		Percent of		Percent of
	2017	Total	2016	Total
	(Dollars in thousands)
Salaries and employee benefits	$9,071	61%	$8,363	58%
Occupancy and equipment	1,142	8%	1,120	8%
Professional fees	695	5%	1,086	8%
Software subscriptions	475	3%	401	3%
Data processing	411	3%	372	3%
Insurance expense	401	3%	319	2%
FDIC deposit insurance premiums	304	2%	308	2%
Amortization of intangible assets	296	2%	392	3%
Foreclosed assets	2	—%	10	—%
Other	2,037	13%	1,925	13%
Total	$14,834	100%	$14,296	100%

	For the Nine Months Ended September 30,
	2017		2016
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits	$27,766	61%	$26,052	60%
Occupancy and equipment	3,426	8%	3,277	7%
Professional fees	2,439	6%	2,619	6%
Software subscriptions	1,333	3%	1,118	3%
Data processing	1,080	2%	1,143	3%
Insurance expense	1,123	2%	924	2%
FDIC deposit insurance premiums	860	2%	966	2%
Amortization of intangible assets	1,083	2%	1,176	3%
Foreclosed assets	6	—	14	—
Other	6,300	14%	6,073	14%
Total	$45,416	100%	$43,362	100%

Total noninterest expense for the third quarter of 2017 was $14.8 million, compared to $14.3 million for the third quarter of 2016. Noninterest expense for the nine months ended September 30, 2017 was $45.4 million, compared to $43.4 million for the nine months ended September 30, 2016. The increase in noninterest expense in the third quarter of 2017 and the first nine months of 2017, compared to the respective periods in 2016, was primarily due to higher salaries and employee benefits as a result of annual salary increases and the hiring of additional employees.  Full time equivalent employees were 282 at September 30, 2017, 264 at September 30, 2016, and 263 at December 31, 2016.

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

The Company’s Federal and state income tax expense for the three and nine months ended September 30, 2017 was $5.2 million and $13.8 million, respectively. The income tax expense was $4.1 million and $12.2 million in the same periods in 2016. The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective income tax rate	37.9%	37.5%	37.9%	37.6%

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

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to tax expense of ($106,000) for the third quarter of 2017, and a reduction to tax expense of ($158,000) for the first nine months of 2017.

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

The Company had net deferred tax assets of $22.4 million at September 30, 2017 and $25.1 million at December 31, 2016. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2017 and December 31, 2016 will be fully realized in future years.

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

	Three Months Ended September 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$24,805	$3,150	$27,955
Intersegment interest allocations	284	(284)	—
Total interest expense	1,634	—	1,634
Net interest income	23,455	2,866	26,321
Provision for loan losses	107	8	115
Net interest income after provision	23,348	2,858	26,206
Noninterest income	2,101	359	2,460
Noninterest expense	13,149	1,685	14,834
Intersegment expense allocations	130	(130)	—
Income before income taxes	12,430	1,402	13,832
Income tax expense	4,660	589	5,249
Net income	$7,770	$813	$8,583

Total assets	$2,776,262	$67,686	$2,843,948
Loans, net of deferred fees	$1,517,186	$48,764	$1,565,950
Goodwill	$32,620	$13,044	$45,664

	Three Months Ended September 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$20,743	$3,131	$23,874
Intersegment interest allocations	314	(314)	—
Total interest expense	826	—	826
Net interest income	20,231	2,817	23,048
Provision for loan losses	237	8	245
Net interest income after provision	19,994	2,809	22,803
Noninterest income	2,160	152	2,312
Noninterest expense	12,382	1,914	14,296
Intersegment expense allocations	234	(234)	—
Income before income taxes	10,006	813	10,819
Income tax expense	3,712	342	4,054
Net income	$6,294	$471	$6,765

Total assets	$2,464,438	$63,524	$2,527,962
Loans, net of deferred fees	$1,402,330	$47,846	$1,450,176
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Nine Months Ended September 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$70,146	$8,613	$78,759
Intersegment interest allocations	786	(786)	—
Total interest expense	3,679	—	3,679
Net interest income	67,253	7,827	75,080
Provision for loan losses	372	18	390
Net interest income after provision	66,881	7,809	74,690
Noninterest income	6,153	895	7,048
Noninterest expense	40,152	5,264	45,416
Intersegment expense allocations	392	(392)	—
Income before income taxes	33,274	3,048	36,322
Income tax expense	12,472	1,280	13,752
Net income	$20,802	$1,768	$22,570

Total assets	$2,776,262	$67,686	$2,843,948
Loans, net of deferred fees	$1,517,186	$48,764	$1,565,950
Goodwill	$32,620	$13,044	$45,664

	Nine Months Ended September 30, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$61,252	$9,188	$70,440
Intersegment interest allocations	863	(863)	—
Total interest expense	2,344	—	2,344
Net interest income	59,771	8,325	68,096
Provision for loan losses	949	48	997
Net interest income after provision	58,822	8,277	67,099
Noninterest income	8,069	517	8,586
Noninterest expense	38,036	5,326	43,362
Intersegment expense allocations	623	(623)	—
Income before income taxes	29,478	2,845	32,323
Income tax expense	10,962	1,195	12,157
Net income	$18,516	$1,650	$20,166

Total assets	$2,464,438	$63,524	$2,527,962
Loans, net of deferred fees	$1,402,330	$47,846	$1,450,176
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

Banking.  Our banking segment’s net income increased to $7.8 million for the three months ended September 30, 2017, compared to net income of $6.3 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, our banking segment’s net income was $20.8 million, compared to $18.5 million for the nine months ended September 30, 2016. Net interest income increased to $23.5 million for the three months ended September 30, 2017, compared to $20.2 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, net interest income increased to $67.3 million, compared to $59.8 million for the nine months ended September 30, 2016. The increase in net interest income for the three and nine months ended September 30, 2017, compared to the comparable periods in 2016, was primarily as a result of an increase in the average balance of loans and investment securities. The provision for loan losses was $107,000 for the three months ended September 30, 2017, compared to a provision for loan losses of $237,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for loan losses was $372,000, compared with a provision for loan losses of $949,000 for the nine months ended September 30, 2016. Noninterest income was $2.1 million for the three months ended September 30, 2017, compared to $2.2 million for the three months ended September 30, 2016. Noninterest income decreased to $6.2 million for the nine months ended September 30, 2017, compared to $8.1 million for the nine months ended September 30, 2016, primarily due to a $1.0 million gain on proceeds from company-owned life insurance and gains on sales of investment securities in 2016.  Noninterest expense increased to $13.1 million for the three months ended September 30, 2017, compared to $12.4 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, noninterest expense was $40.2 million, compared to $38.0 million for the nine months ended September 30, 2016. The increase in noninterest expense for the three months and nine months ended September 30, 2017, compared to the comparable periods in 2016, primarily due to higher salaries and employee benefits and hiring additional employees.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 36 days for the nine months ended September 30, 2017, compared to 34 days for the nine months ended September 30, 2016. The balance of the purchased receivables as of September 30, 2017 and 2016 was $48.8 million and $47.8 million, respectively. Bay View Funding’s net income was $813,000 for the three months ended September 30, 2017, compared $471,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, Bay View Funding’s net income was $1.8 million, compared to $1.7 million for the nine months ended September 30, 2016. Net interest income increased to $2.9 million for the three months ended September 30, 2017, compared to $2.8 million for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, net interest income decreased to $7.8 million, compared to $8.3 million for the nine months ended September 30, 2016, primarily due to a decrease in the average yield on the factored receivables portfolio, and a decrease in the average balance of factored receivables outstanding. The provision for loan losses was $8,000 for the three months ended September 30, 2017, and the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for loan losses was $18,000, compared to a provision for loan losses of $48,000 for the nine months ended September 30, 2016. Noninterest income was $359,000 for the three months ended September 30, 2017, compared to $152,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, noninterest income was $895,000, compared to $517,000 for the nine months ended September 30, 2016. Noninterest income was higher in the third quarter of 2017 and the first nine months of 2017, compared to the respective periods in 2016, primarily due to an increase in fees. Noninterest expense was $1.7 million for the three months ended September 30, 2017, compared to $1.9 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and the nine months ended September 30, 2016, noninterest expense was $5.3 million.

FINANCIAL CONDITION

As of September 30, 2017, total assets increased to $2.84 billion, compared to $2.53 billion at September 30, 2016, and $2.57 billion at December 31, 2016. Securities available‑for‑sale, at fair value, were $390.1 million at September 30, 2017, an increase of 5% from $370.0 million at September 30, 2016, and an increase of 27% from $306.6 million at December 31, 2016. Securities held‑to‑maturity, at amortized cost, were $379.5 million at September 30, 2017, an increase of 88% from $202.4 million at September 30, 2016, and an increase of 17% from $324.0 million at December 31, 2016. Total loans, excluding loans held‑for‑sale, increased $115.8 million, or 8%, to $1.57 billion at September 30, 2017, compared to $1.45 billion at September 30, 2016, which included an increase of $80.0 million, or 6%, in the Company’s legacy loan portfolio, $37.6 million of purchased CRE loans, and an increase of $918,000 in the factored receivables portfolio, partially offset by a decrease of $2.8 million in purchased residential mortgage loans. Loans increased $63.3 million, or 4%, to $1.57 billion at September 30, 2017, compared to $1.50 billion at December 31, 2016, primarily due to an increase in the Company’s legacy portfolio.

Total deposits increased $262.0 million, or 12%, to $2.48 billion at September 30, 2017, compared to $2.22 billion at September 30, 2016, and increased $218.5 million, or 10%, from $2.26 billion at December 31, 2016.  Deposits, excluding all time deposits and CDARS, deposits increased $281.9 million, or 14%, to $2.26 billion at September 30, 2017, from $1.98 billion at September 30, 2016, and increased $231.5 million, or 11%, from $2.03 billion at December 31, 2016.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$373,167	$352,552	$290,989
Trust preferred securities	16,940	16,425	15,600
Corporate bonds	—	1,022	—
Total	$390,107	$369,999	$306,589
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$290,418	$111,591	$233,409
Municipals — exempt from Federal tax	89,132	90,813	90,601
	$379,550	$202,404	$324,010

The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2017:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$233,411	2.13%	$139,756	2.39%	$—	—	$373,167	2.23%
Trust preferred securities	—	—	—	—	—	—	16,940	5.95%	16,940	5.95%
Total	$—	—	$233,411	2.13%	$139,756	2.39%	$16,940	5.95%	$390,107	2.39%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$130,958	1.75%	$138,831	2.27%	$20,629	3.02%	$290,418	2.08%
Municipals — exempt from Federal tax (1)	7,776	3.93%	32,395	3.85%	23,022	4.06%	25,939	3.78%	89,132	3.89%
Total	$7,776	3.93%	$163,353	2.16%	$161,853	2.52%	$46,568	3.44%	$379,550	2.51%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

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

The investment securities available‑for‑sale portfolio totaled $390.1 million at September 30, 2017, an increase of 5% from $370.0 million at September 30, 2016, and an increase of 27% from $306.6 million at December 31, 2016. At September 30, 2017, the Company’s securities available‑for‑sale portfolio was comprised of $373.2 million agency mortgage‑backed securities (all issued by U.S. Government sponsored entities), and $16.9 million of single entity issue trust preferred securities. The pre‑tax unrealized gain on securities available‑for‑sale at September 30, 2017 was $1.0 million compared to a pre‑tax unrealized gain on securities available‑for‑sale of $8.0 million at September 30, 2016, and a pre‑tax unrealized loss on securities available‑for‑sale of ($2.0) million at December 31, 2016. All other factors remaining the same, when market interest rates are rising, the Company will experience a higher unrealized loss (or lower unrealized gain) on the securities portfolio. During the third quarter of 2017, the Company purchased $35.9 million of agency mortgage-backed investment securities available-for-sale, with a weighted average book yield of 2.30%, and a weighted average duration of 4.60 years.

At September 30, 2017, investment securities held‑to‑maturity totaled $379.5 million, an increase of 88% from $202.4 million at September 30, 2016, and an increase of 17% from $324.0 million at December 31, 2016. At September 30, 2017, the Company’s securities held-to-maturity portfolio, at amortized cost, was comprised of $290.4 million agency mortgage-backed securities and $89.1 million tax-exempt municipal bonds. During the third quarter of 2017, the Company purchased $24.6 million of agency mortgage-backed investment securities held-to-maturity, with a weighted average book yield of 2.39%, and a weighted average duration of 4.79 years.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 55% of total assets at September 30, 2017, represented 57% at September 30, 2016, and represented 58% at December 31, 2016. The ratio of loans to deposits was 63.13% at September 30, 2017, compared to 65.36% at September 30, 2016, and 66.42% at December 31, 2016.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2017		September 30, 2016		December 31, 2016
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$587,276	38%	$606,281	42%	$604,331	40%
Real estate:
CRE	754,856	48%	612,030	42%	662,228	44%
Land and construction	92,310	6%	88,371	6%	81,002	5%
Home equity	74,171	4%	76,536	5%	82,459	6%
Residential mortgages	46,489	3%	49,255	3%	52,887	4%
Consumer	11,749	1%	18,328	2%	20,460	1%
Total Loans	1,566,851	100%	1,450,801	100%	1,503,367	100%
Deferred loan fees, net	(901)	—	(625)	—	(760)	—
Loans, net of deferred fees	1,565,950	100%	1,450,176	100%	1,502,607	100%
Allowance for loan losses	(19,748)		(20,032)		(19,089)
Loans, net	$1,546,202		$1,430,144		$1,483,518

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 61% of its gross loans were secured by real property at September 30, 2017, compared to 56% at September 30, 2016, and 59% at December 31, 2016. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the third quarter and nine months ended September 30, 2017, loans were sold resulting in a gain on sales of SBA loans of $147,000, and $635,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 36 days for the first nine months of 2017, compared to 34 days for the first nine months of 2016. The balance of the purchased receivables was $48.8 million at September 30, 2017, compared to $47.8 million at September 30, 2016, and $49.6 million at December 31, 2016.

The commercial loan portfolio of $587.3 million at September 30, 2017 decreased $19.0 million from $606.3 million at September 30, 2016, and decreased $17.0 million from $604.3 million at December 31, 2016. C&I usage was 37% at September 30, 2017, compared to 41% at September 30, 2016, and 42% at December 31, 2016.

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

The CRE loan portfolio increased $142.8 million, or 23%, to $754.8 million at September 30, 2017, compared to $612.0 million at September 30, 2016, which included an increase of $105.2 million, or 17%, in the Company’s legacy portfolio, and $37.6 million of purchased CRE loans.  There were no purchased CRE loans at September 30, 2016.  The CRE loan portfolio increased $92.6 million compared to $662.2 million at December 31, 2016, which included an increase of $86.0 million, or 14%, in the Company’s legacy portfolio, and an increase of $6.6 million of purchased CRE loans outstanding.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $3.9 million to $92.3 million at September 30, 2017, compared to $88.4 million at September 30, 2016.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio.

During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000 per loan, and weighted average yield of 3.00%, net of servicing fees to the servicer. There were no purchases of residential mortgage during the first nine months of 2017. Residential mortgage loans outstanding at September 30, 2017 totaled $46.5 million, compared to $49.3 million at September 30, 2016, and $52.9 million at December 31, 2016.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $46.6 million and $77.6 million at September 30, 2017, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of September 30, 2017. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2017, approximately 49% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$465,202	$96,390	$25,684	$587,276
Real estate:
CRE	85,542	250,724	418,590	754,856
Land and construction	92,310	—	—	92,310
Home equity	69,697	1,858	2,616	74,171
Residential mortgages	525	—	45,964	46,489
Consumer	11,194	553	2	11,749
Loans	$724,470	$349,525	$492,856	$1,566,851

Loans with variable interest rates	$646,785	46,668	80,452	$773,905
Loans with fixed interest rates	77,685	302,857	412,404	792,946
Loans	$724,470	$349,525	$492,856	$1,566,851

Loan Servicing

As of September 30, 2017 and 2016, $141.9 million and $169.6 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning of period balance	$1,554	$2,101	$1,854	$2,209
Additions	40	20	158	183
Amortization	(175)	(127)	(593)	(398)
End of period balance	$1,419	$1,994	$1,419	$1,994

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2017 and 2016, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Beginning of period balance	$1,028	$1,154	$1,067	$1,367
Unrealized holding loss	(39)	(53)	(78)	(266)
End of period balance	$989	$1,101	$989	$1,101

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $6.9 million and $8.0 million at September 30, 2017 and December 31, 2016, respectively, of which $1.3 million and $2.1 million were on nonaccrual. At September 30, 2017, there were also $1.3 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2016, there were also $1.0 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$2,560	$4,496	$3,059
Restructured and loans 90 days past due and still accruing	931	—	—
Total nonperforming loans	3,491	4,496	3,059
Foreclosed assets	—	292	229
Total nonperforming assets	$3,491	$4,788	$3,288

Nonperforming assets as a percentage of loans plus foreclosed assets	0.22%	0.33%	0.22%
Nonperforming assets as a percentage of total assets	0.12%	0.19%	0.13%

Nonperforming assets were $3.5 million, or 0.12% of total assets, at September 30, 2017, compared to $4.8 million, or 0.19% of total assets, at September 30, 2016, and $3.3 million, or 0.13% of total assets, at December 31, 2016. There were no foreclosed assets at September 30, 2017, compared to $292,000 at September 30, 2016, and $229,000 at December 31, 2016.

The following table presents nonperforming loans by class at the dates indicated:

	September 30, 2017			December 31, 2016
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$1,487	$21	$1,508	$2,171	$—	$2,171
Real estate:
CRE	501	—	501	419	—	419
Land and construction	183	—	183	199	—	199
Home equity	388	910	1,298	267	—	267
Consumer	1	—	1	3	—	3
Total	$2,560	$931	$3,491	$3,059	$—	$3,059

Loans with a well‑defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard‑nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, was $10.9 million at September 30, 2017, $18.4 million at September 30, 2016, and $13.3 million at December 31, 2016. Loans held‑for‑sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	September 30, 2017			September 30, 2016			December 31, 2016
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$578,867	$8,409	$587,276	$591,554	$14,727	$606,281	$594,255	$10,076	$604,331
Real estate:
CRE	754,152	704	754,856	609,179	2,851	612,030	659,777	2,451	662,228
Land and construction	91,217	1,093	92,310	88,170	201	88,371	80,803	199	81,002
Home equity	73,469	702	74,171	75,931	605	76,536	81,866	593	82,459
Residential mortgages	46,489	—	46,489	49,255	—	49,255	52,887	—	52,887
Consumer	11,748	1	11,749	18,311	17	18,328	20,455	5	20,460
Total	$1,555,942	$10,909	$1,566,851	$1,432,400	$18,401	$1,450,801	$1,490,043	$13,324	$1,503,367

Classified commercial loans decreased to $8.4 million at September 30, 2017, from $14.7 million at September 30, 2016, and from $10.1 million at December 31, 2016, primarily due to commercial loan upgrades in excess of downgrades during the nine months ended September 30, 2017. Classified CRE loans decreased to $704,000 at September 30, 2017, from $2.9 million at September 30, 2016, and from $2.5 million at December 31, 2016, mainly as a result of upgrades and payoffs in the CRE loan portfolio.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Nine Months Ended September 30, 2017
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2017	$131	$2	$133
Additions	228	90	318
Principal repayments	(16)	(1)	(17)
Balance at September 30, 2017	$343	$91	$434

	Nine Months Ended September 30, 2016
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2016	$149	$4	$153
Principal repayments	(12)	(1)	(13)
Balance at September 30, 2016	$137	$3	$140

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,259	$7,982	$156	$19,397
Charge-offs	(111)	—	—	(111)
Recoveries	281	66	—	347
Net recoveries	170	66	—	236
Provision (credit) for loan losses	(441)	592	(36)	115
End of period balance	$10,988	$8,640	$120	$19,748
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	(0.04)%	(0.02)%	0.00%	(0.06)%
Allowance for loan losses to total loans (1)	0.70%	0.55%	0.01%	1.26%
Allowance for loan losses to nonperforming loans	314.75%	247.49%	3.44%	565.68%

(1)	Average loans and total loans exclude loans held‑for‑sale.

	Three Months Ended September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,528	$8,277	$116	$19,921
Charge-offs	(160)	—	—	(160)
Recoveries	21	5	—	26
Net (charge-offs) recoveries	(139)	5	—	(134)
Provision (credit) for loan losses	792	(519)	(28)	245
End of period balance	$12,181	$7,763	$88	$20,032
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.04%	0.00%	0.00%	0.04%
Allowance for loan losses to total loans (1)	0.84%	0.53%	0.01%	1.38%
Allowance for loan losses to nonperforming loans	270.93%	172.66%	1.96%	445.55%

	Nine Months Ended September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,179)	—	—	(2,179)
Recoveries	1,453	995	—	2,448
Net (charge-offs) recoveries	(726)	995	—	269
Provision (credit) for loan losses	1,058	(682)	14	390
End of period balance	$10,988	$8,640	$120	$19,748
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.07%	(0.09)%	0.00%	(0.02)%
Allowance for loan losses to total loans (1)	0.70%	0.55%	0.01%	1.26%
Allowance for loan losses to nonperforming loans	314.75%	247.49%	3.44%	565.68%

	Nine Months Ended September 30, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,748	$8,076	$102	$18,926
Charge-offs	(300)	—	—	(300)
Recoveries	182	227	—	409
Net (charge-offs) recoveries	(118)	227	—	109
Provision (credit) for loan losses	1,551	(540)	(14)	997
End of period balance	$12,181	$7,763	$88	$20,032
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.01%	(0.02)%	0.00%	(0.01)%
Allowance for loan losses to total loans (1)	0.84%	0.53%	0.01%	1.38%
Allowance for loan losses to nonperforming loans	270.93%	172.66%	1.96%	445.55%

(2)	Average loans and total loans exclude loans held‑for‑sale.

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

Allocation of Allowance for Loan Losses

	September 30,
	2017		2016		December 31, 2016
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$10,988	38%	$12,181	42%	$10,656	40%
Real estate:
CRE	5,598	48%	4,704	42%	5,181	44%
Land and construction	1,381	6%	1,367	6%	1,221	5%
Home equity	1,435	4%	1,496	5%	1,639	6%
Residential mortgages	226	3%	196	3%	286	4%
Consumer	120	1%	88	2%	106	1%
Total	$19,748	100%	$20,032	100%	$19,089	100%

The allowance for loan losses totaled $19.7 million, or 1.26% of total loans at September 30, 2017, compared to $20.0 million, or 1.38% of total loans at September 30, 2016, and $19.1 million, or 1.27% of total loans at December 31, 2016. The Company had net recoveries of ($236,000), or (0.06)% of average loans, for the third quarter of 2017, compared to net charge-offs of $134,000, or 0.04% of average loans, for the third quarter of 2016, and net charge-offs of $1.2 million, or 0.32% of average loans, for the fourth quarter of 2016.

The allowance for loan losses related to the commercial portfolio increased $332,000, at September 30, 2017 from December 31, 2016, primarily due to net charge‑offs of $726,000, resulting in a provision to the allowance for loan losses of $1.1 million. The allowance for loan losses related to the real estate portfolio increased $313,000 at September 30, 2017 from December 31, 2016, due to net recoveries of $995,000, resulting in a credit provision for loan losses of $682,000.

Goodwill and Other Intangible Assets

On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition of Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at September 30, 2017 and December 31, 2016 was $45.6 million, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

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

Other intangible assets were $5.9 million at September 30, 2017, compared to $7.0 million at December 31, 2016. The core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 was fully amortized at September 30, 2017 and totaled $195,000 at December 31, 2016, net of accumulated amortization. The core deposit intangible asset arising from the acquisition of Focus was $4.5 million at September 30, 2017 and $5.2 million at December 31, 2016, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non‑compete agreement intangible assets arising from the acquisition of Bay View Funding were $1.4 million at September 30, 2017 and $1.6 million at December 31, 2016, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2017		September 30, 2016		December 31, 2016
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$943,723	38%	$889,075	40%	$917,187	41%
Demand, interest-bearing	605,301	24%	536,541	24%	541,282	24%
Savings and money market	713,693	29%	555,156	24%	572,743	25%
Time deposits — under $250	53,479	2%	57,718	2%	57,857	3%
Time deposits — $250 and over	147,422	6%	169,485	8%	163,670	7%
Time deposits — brokered	—	0%	3,000	1%	—	0%
CDARS — interest-bearing demand, money market and time deposits	16,986	1%	7,659	1%	9,401	0%
Total deposits	$2,480,604	100%	$2,218,634	100%	$2,262,140	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were 3% of deposits at September 30, 2017, and 4% at September 30, 2016, and December 31, 2016.

Total deposits increased $262.0 million, or 12%, to $2.48 billion at September 30, 2017, compared to $2.22 billion at September 30, 2016, and increased $218.5 million, or 10%, from $2.26 billion at December 31, 2016. Noninterest‑bearing demand deposits increased $54.6 million at September 30, 2017 from September 30, 2016, and increased $26.5 million from December 31, 2016. Interest‑bearing demand deposits increased $68.8 million at September 30, 2017 from September 30, 2016, and increased $64.0 million from December 31, 2016. Savings and money market deposits increased $158.5 million at September 30, 2017 from September 30, 2016, and increased $141.0 million from December 31, 2016. Time deposits, $250,000 and over, decreased $22.1 million at September 30, 2017 from September 30, 2016, and decreased $16.2 million from December 31, 2016, primarily due to certificates of deposits from the State of California that matured totaling $20 million during the second quarter of 2017. Brokered deposits decreased $3.0 million at September 30, 2017 from September 30, 2016. There were no brokered deposits at September 30, 2017 and December 31, 2016. Deposits, excluding all time deposits and CDARS deposits, increased $281.9 million, or 14%, to $2.26 billion at September 30, 2017, from $1.98 billion at September 30, 2016, and increased $231.5 million, or 11%, from $2.03 billion at December 31, 2016.

At September 30, 2017, the Company had $71.5 million (at fair value) of securities pledged for $65.1 million in certificates of deposits from the State of California. At September 30, 2016, the Company had $96.7 million (at fair value) of securities pledged for $85.1 million in certificates of deposits from the State of California. At December 31,

2016, the Company had $94.1 million (at fair value) of securities pledged for $85.1 million in certificates of deposits from the State of California.

At September 30, 2017, the $17.0 million CDARS deposits were comprised of $11.8 million of interest-bearing demand deposits, $1.8 million of money market accounts and $3.4 million of time deposits. At September 30, 2016, the $7.7 million CDARS deposits were comprised of $4.1 million of money market accounts and $3.6 million of time deposits. At December 31, 2016, the $9.4 million CDARS deposits were comprised of $2.5 million of interest-bearing demand deposits, $3.7 million of money market accounts and $3.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of September 30, 2017:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$99,475	66%
Over three months through six months	18,431	12%
Over six months through twelve months	29,501	20%
Over twelve months	3,405	2%
Total	$150,812	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Return on average assets	1.20%	1.11%	1.12%	1.13%
Return on average tangible assets	1.22%	1.13%	1.14%	1.16%
Return on average equity	12.49%	10.38%	11.35%	10.61%
Return on average tangible equity	15.41%	13.06%	14.11%	13.45%
Average equity to average assets ratio	9.61%	10.67%	9.86%	10.68%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $684.0 million at September 30, 2017, compared to $601.1 million at September 30, 2016, and $596.5 million at December 31, 2016. Unused commitments represented 44% outstanding gross loans at September 30, 2017, 41% at September 30, 2016, and 40% at December 31, 2016.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	September 30,
	2017		2016		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$17,024	$652,105	$18,748	$566,902	$15,556	$565,166
Standby letters of credit	4,400	10,492	3,479	12,019	3,921	11,837
	$21,424	$662,597	$22,227	$578,921	$19,477	$577,003

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 63.13% at September 30, 2017, compared to 65.36% at September 30, 2016, and 66.42% at December 31, 2016.

FHLB and FRB Borrowings and Available Lines of Credit

The Bank has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Bank can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. The Bank had no overnight borrowings from the FHLB at September 30, 2017, September 30, 2016, and December 31, 2016. The Bank had $222.8 million of loans pledged to the FHLB as collateral on an available line of credit of $179.2 million at September 30, 2017, none of which was outstanding.

The Bank can also borrow from the FRB’s discount window. The Bank had $577.6 million of loans pledged to the FRB as collateral on an available line of credit of $366.8 million at September 30, 2017, none of which was outstanding.

At September 30, 2017, the Bank had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at September 30, 2017, September 30, 2016, and December 31, 2016.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2017.

The Bank may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2017, September 30, 2016, and December 31, 2016.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,		December 31,
	2017	2016	2016
	(Dollars in thousands)
Average balance during the year	$—	$558	$418
Average interest rate during the year	—	2.57%	2.57%
Maximum month-end balance during the year	$—	$—	$3,000
Average rate at period-end	N/A	N/A	N/A

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of Subordinated Debt due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year, payable semi-annually. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.   Interest on the Subordinated Debt is payable semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date. The first interest payment will be made on December 1, 2017.  The Company at its option may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The Subordinated Debt, net of unamortized issuance costs, totaled $39.1 million at September 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The Company down streamed $20.0 million of the proceeds to HBC during the second quarter of 2017.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$229,656	$210,021	$214,924
Additional Tier 1 capital	—	—	—
Tier 1 Capital	229,656	210,021	214,924
Tier 2 Capital	59,575	20,676	19,705
Total risk-based capital	$289,231	$230,697	$234,629

Risk-weighted assets	$1,986,488	$1,812,623	$1,876,732
Average assets for capital purposes	$2,783,219	$2,370,179	$2,515,623

Capital ratios:
Total risk-based capital	14.6%	12.7%	12.5%
Tier 1 risk-based capital	11.6%	11.6%	11.5%
Common equity Tier 1 risk-based capital	11.6%	11.6%	11.5%
Leverage(1)	8.3%	8.9%	8.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2017	2016	2016
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$244,831	$207,070	$211,364
Additional Tier 1 capital	—	—	—
Tier 1 Capital	244,831	207,070	211,364
Tier 2 Capital	20,438	20,676	19,705
Total risk-based capital	$265,269	$227,746	$231,069

Risk-weighted assets	$1,985,132	$1,812,204	$1,876,024
Average assets for capital purposes	$2,782,021	$2,369,430	$2,514,922

Capital ratios:
Total risk-based capital	13.4%	12.6%	12.3%
Tier 1 risk-based capital	12.3%	11.4%	11.3%
Common equity Tier 1 risk-based capital	12.3%	11.4%	11.3%
Leverage(1)	8.8%	8.7%	8.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

The Subordinated Debt, net of unamortized issuance costs, totaled $39.1 million at September 30, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve.  The issuance of Subordinated Debt resulted in an increase in the Company’s total risk‑based capital ratio at September 30, 2017, compared to September 30, 2016 and December 31, 2016, but had no effect on the other regulatory capital ratios of the

Company.  All of HBC’s regulatory capital ratios increased at September 30, 2017, compared to September 30, 2016 and December 31, 2016, primarily due to the downstream of $20.0 million of the proceeds of the Subordinated Debt from the Company to HBC, partially offset by distributed dividends totaling $12.0 million from HBC to the Company during the first nine months of 2017.

At September 30, 2017, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2017, September 30, 2016, and December 31, 2016, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2017, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At September 30, 2017, the Company had total shareholders’ equity of $275.4 million, compared to $261.3 million at September 30, 2016, and $259.9 million at December 31, 2016. At September 30, 2017, total shareholders’ equity included $217.9 million in common stock, $63.6 million in retained earnings, and ($6.1) million of accumulated other comprehensive loss.

The accumulated other comprehensive loss was ($6.1) million at September 30, 2017, compared to accumulated other comprehensive loss of ($2.0) million at September 30, 2016, and an accumulated other comprehensive loss of ($7.9) million at December 31, 2016. The unrealized gain (loss) on securities available‑for‑sale, net of taxes, included in accumulated other comprehensive loss was an unrealized gain of $614,000, at September 30, 2017, compared to an unrealized gain of $4.7 million, at September 30, 2016, and an unrealized loss of ($1.2) million, at December 31, 2016. The components of accumulated other comprehensive loss, net of taxes, at September 30, 2017 include the following: an unrealized gain on available‑for‑sale securities of $614,000; the remaining unamortized unrealized gain on securities available‑for‑sale transferred to held‑to‑maturity of $312,000; a split dollar insurance contracts liability of ($3.5) million; a supplemental executive retirement plan liability of ($4.1) million; and an unrealized gain on interest‑only strip from SBA loans of $574,000.

Series C Preferred Stock

On September 12, 2016, the Company entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C convertible perpetual preferred stock, no par value (“Series C Preferred Stock”), for 5,601,000 shares of the Company’s common stock no par value. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock into the Company’s common stock. During the fourth quarter of 2016, the Preferred Stockholders sold all of their shares of common stock.

The book value per share was $7.21 at September 30, 2017, compared to $6.89 at September 30, 2016, and $6.85 at December 31, 2016. The tangible book value per share was $5.86 at September 30, 2017, compared to $5.49 at September 30, 2016, and $5.46 at December 31, 2016.

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

The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds’ portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels).

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2017. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$21,392	20.4%
+300	$16,176	15.5%
+200	$10,829	10.3%
+100	$5,412	5.2%
0	$—	—%
−100	$(10,162)	(9.7)%
−200	$(18,846)	(18.0)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as September 30, 2017, the period covered by this report on Form 10‑Q.

During the three and nine months ended September 30, 2017, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)

Date: November 3, 2017	/s/ Walter T. Kaczmarek
Walter T. Kaczmarek
Chief Executive Officer

Date: November 3, 2017	/s/ Lawrence D. McGovern
Lawrence D. McGovern
Chief Financial Officer