Form 10-K
period 2017-12-31
HERITAGE COMMERCE CORP
filed 2018-03-16
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the fiscal year ended December 31, 2017

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2017, based upon the closing price on that date of $13.78 per share as reported on the NASDAQ Global Select Market, and 27,284,668 shares held, was approximately $376.0 million.

As of February 28, 2018, there were 38,265,869 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 Annual Meeting of Shareholders to be held on May 24, 2018 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2017.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10‑K

FOR YEAR ENDED DECEMBER 31, 2017

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

These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:

•current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth should these events occur;

•effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;

•changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;

•volatility in credit and equity markets and its effect on the global economy;

•changes in the competitive environment among financial or bank holding companies and other financial service providers;

•changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits;

•our ability to develop and promote customer acceptance of new products and services in a timely manner;

•risks associated with concentrations in real estate related loans;

•other than temporary impairment charges to our securities portfolio;

•changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of the Company’s allowance for loan losses and the Company’s provision for loan losses;

•

increased capital requirements  for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available or favorable terms or at all;

•regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;

•changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;

•inability of our framework to manage risks associated with our business, including operational risk and credit risk;

•risks of loss of funding of Small Business Administration or SBA loan programs, or changes in those programs;

•compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities , accounting and tax matters;

•significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;

•effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•costs and effects of legal and regulatory developments, including resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

•availability of and competition for acquisition opportunities;

•risks associated with the completion of the proposed acquisition of Tri-Valley Bank and United American Bank and the integration of these banks with the Company, including the possibility that we may not realize the anticipated benefits of the transaction;

•risks resulting from domestic terrorism;

•risks of natural disasters (including earthquakes) and other events beyond our control; and

•our success in managing the risks involved in the foregoing factors.

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

Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

At December 31, 2017, we had consolidated assets of $2.84 billion, deposits of $2.48 billion and shareholders’ equity of $271.2 million.

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

Tri-Valley Bank and United American Bank Proposed Mergers

On December 20, 2017, the Company announced that it signed an agreement to acquire Tri-Valley Bank (“Tri-Valley”).  The transaction is valued at approximately $31.6 million. Tri-Valley shareholders will receive an exchange ratio of 0.0489 of a share of the Company’s common stock, or an aggregate of approximately 1.9 million shares for the outstanding shares of Tri-Valley common stock. In addition outstanding stock options and a warrant will be cashed out at a value of $1.5 million, as of the date of the agreement. The exchange ratio for the outstanding shares of Tri-Valley common stock is fixed and the aggregate and per share values of the merger consideration will fluctuate between the date of the agreement and the date that the merger is completed, which is expected in the second quarter of 2018. Based on the Company’s stock price of $15.76 for the 20-day volume weighted average as of December 19, 2017, the last trading day

before the announcement of the transaction, total consideration for each Tri-Valley share would be $0.77.   The transaction is subject to the approval of state and federal bank regulatory agencies and the shareholders of Tri-Valley and other customary closing conditions.  The Company does not need to obtain shareholder approval.  Tri-Valley is a full-service commercial bank headquartered in San Ramon, California, and serves businesses, non-profits, entrepreneurs and professionals primarily in California’s Tri-Valley area, specifically the cities and communities of Pleasanton, Livermore, Dublin, San Ramon and Danville in the counties of Contra Costa and Alameda.

On January 11, 2018, the Company announced that it signed an agreement to acquire United American Bank (“United American”). The transaction is valued at approximately $44.2 million.  United American common and preferred shareholders will receive an exchange ratio of 2.1644 shares of the Company’s common stock for each United American share of common stock, and each common stock equivalent underlying the United American Series D Preferred Stock and Series E Preferred Stock, or an aggregate of approximately 2.8 million shares. The exchange ratio is fixed and the aggregate and per share values of the merger consideration will fluctuate between the date of the agreement and the date that the merger is completed which is expected in the second quarter of 2018. Based on the Company’s stock price of $15.65 as of January 9, 2018, the penultimate trading day before the announcement of the transaction, total consideration for each United American share would be $33.87.   Additionally, holders of Series A Preferred Stock and Series B Preferred Stock will receive $1,000 per share in cash for a total of $9.1 million at closing.  The transaction is subject to the approval of state and federal bank regulatory agencies and the shareholders of United American and other customary closing conditions.  The Company does not need to obtain shareholder approval.  United American Bank is a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California. The bank is dedicated to providing quality banking and financial services to businesses, professionals and individuals who prefer a high level of personalized client service and management.

At December 31, 2017, Tri-Valley had approximately $145.5 million in assets, $122.6 million in net loans and $126.6 million in deposits.  At December 31, 2017, United American had approximately $330.3 million in assets, $225.9 million in net loans and $296.1 million in deposits.  At December 31, 2017, on a pro forma consolidated basis the combined company, including the Company, Tri-Valley, and United American, would have approximately $3.3 billion in total assets, $1.9 billion in total loans, and $2.9 billion in total deposits.  The pre-tax acquisition costs incurred by the Company related to the proposed mergers totaled $671,000 during the fourth quarter of 2017 and the year ended December 31, 2017.

Heritage Bank of Commerce

HBC is a California state‑chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through eleven full service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office & Branch Office 150 Almaden Boulevard San Jose, CA 95113	Los Gatos:	Branch Office 15575 Los Gatos Boulevard Suite B Los Gatos, CA 95032

Danville:	Branch Office 387 Diablo Road Danville, CA 94526	Morgan Hill:	Branch Office 18625 Sutter Boulevard Suite 100 Morgan Hill, CA 95037

Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538	Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566

Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020	Sunnyvale:	Branch Office 333 W. El Camino Real Suite 150 Sunnyvale, CA 94087

Hollister:	Branch Office 351 Tres Pinos Road Suite 102A Hollister, CA 95023	Walnut Creek:	Branch Office 101 Ygnacio Valley Road Suite 100 Walnut Creek, CA 94596

Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 94022	Bay View Funding:	Administrative Office 2933 Bunker Hill Lane Suite 210 Santa Clara, CA 95054

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

As of December 31, 2017, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial loans 36% (including SBA loans, asset-based lending, and factored receivables); (ii) commercial real estate loans 49%; (iii) land and construction loans 6%; (iv) residential mortgage loans 3%; and (v) consumer loans (including home equity loans) 6%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

Our factoring receivables portfolio is originated by Bay View Funding. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables is 36 days.

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

During the fourth quarter of 2016, the Company purchased $31.1 million of CRE loans on properties located primarily in the San Francisco Bay Area, with an average loan principal amount of approximately $1.8 million, and weighted average yield of 3.88%, net of servicing fees to the servicer.  During the first quarter of 2017, the Company purchased an additional $7.4 million of CRE loans on properties located primarily in the San Francisco Bay Area, with an average loan principal amount of approximately $2.5 million per loan, and weighted average yield of 3.89%, net of servicing fees to the servicer. At December 31, 2017, the purchased CRE loans outstanding totaled $37.3 million, compared to $31.0 million at December 31, 2016.

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

SBA Loans. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. HBC has been designated as an SBA Preferred Lender. Our SBA loans fall into three categories: loans originated under the SBA’s 7a Program (“7a Loans”); loans originated under the SBA’s 504 Program (“504 Loans”); and SBA “Express” Loans. SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business. The SBA “Express” Loans or lines of credit are for businesses that want to improve cash flow, refinance debt, or fund improvements, equipment, or real estate. It features an abbreviated SBA application process and accelerated approval times, plus it can offer longer terms and lower down payment requirements than conventional loans.

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

Residential Mortgage Loans.  During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000, and weighted average yield of 3.00%, net of servicing fees to the servicer. There were no purchases of residential mortgage loans during the year ended December 31, 2017. Residential mortgage loans outstanding at December 31, 2017 totaled $44.6 million, compared to $52.9 million at December 31, 2016. HBC does not originate first trust deed home mortgage loans or home improvement loans, other than HELOCS.

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

For customers requiring full Federal Deposit Insurance Corporation (“FDIC”) insurance on certificates of deposit in excess of $250,000, we offer the Certificate of Deposit Account Registry Service (“CDARS”) program, which allows HBC to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. HBC also receives reciprocal deposits from other participating financial institutions.

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

HBC offers multiple electronic banking options to its customers. It does not allow the origination of deposit accounts through online banking, nor does it accept loan applications through its online services. All of HBC’s electronic banking services allow customers to review transactions and statements, review images of paid items, transfer funds between accounts at HBC, place stop orders, pay bills and export to various business and personal software applications. HBC online commercial banking also allows customers to initiate domestic wire transfers and ACH transactions, with the added security and functionality of assigning discrete access and levels of security to different employees of the client and division of functions to allow separation of duties, such as input and release.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda Contra Costa, and San Benito county region, the three counties within which the Company operates, the top three institutions are all multi‑billion dollar entities with an aggregate of 275 offices that control a combined 54.19% of deposit market share based on June 30, 2017 FDIC market share data. HBC ranks fifteenth with 1.05% share of total deposits based on June 30, 2017 market share data. These banks have, among other advantages, the ability to finance wide‑ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

Employees

Full-time equivalent employees were 278, 263, and 260 at December 31, 2017, 2016, and 2015, respectively.

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, the DBO and the Consumer Financial Protection Bureau (“CFPB”), promulgated under the Dodd-Frank Act.  Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of the FDIC’s Deposit Insurance Fund (the “DIF”), and bank customers rather than shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to HCC and its subsidiary, HBC. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Capital Requirements

The federal banking agencies have risk-based capital adequacy requirements intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the bank regulatory agencies issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective on January 1, 2015.

The Basel III Capital Rules require HBC to comply with several minimum capital standards:

•	HBC must maintain a Tier 1 leverage ratio of at least 4.0%;
•	a common equity Tier 1 (“CET1”) to risk-weighted assets of 4.5%;
•	a Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets of at least 6.0%;
•	and a total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%.

CET1 capital is generally defined as common stockholders’ equity and retained earnings.

Tier 1 capital is generally defined as CET1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.

Total capital includes Tier 1 capital (CET1 capital plus Additional Tier 1 capital) and Tier 2 capital.

Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan loss limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.

Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). We exercised the opt-out election regarding the treatment of AOCI in part to avoid significant variations in our capital levels resulting from changes in the fair value of our available-for-sale investment securities portfolio as interest rates fluctuate. The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and would be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).

In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of an additional 2.5% of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. The capital conservation buffer requirement is being phased in over a four-year period beginning on January 1, 2016 at 0.625%, increasing by 0.625% each January 1 until it reaches 2.5% on January 1, 2019.

During 2017, banking organizations, including HCC and HBC, were required to maintain a CET1 capital ratio of at least 5.75%, a Tier 1 capital ratio of at least 7.25%, and a total capital ratio of at least 9.25% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, HCC and HBC will be required to meet minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets of 4.5% (7% with the capital conservation buffer), a Tier 1 capital to risk-weighted assets of 6.0% (8.5% including the capital conservation buffer) and a minimum total capital to risk-weighted assets of 8.0% (10.5% including the capital conservation buffer).

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1 – 4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the Basel III Capital Rules’ risk weighting requirements that are relevant to HCC and HBC include:

•

assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•

providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);

•

assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and
•

applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (increased from 100% under the previous Basel I risk-based capital rules).

As of December 31, 2017, HCC’s and HBC’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.

Prompt Corrective Action

The Federal Deposit Insurance Act requires federal banking agencies to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For purposes of prompt corrective action, the law establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier depends on its capital levels and certain other factors established by regulation. The applicable FDIC regulations were amended to incorporate the increased capital requirements required by the Basel III Capital Rules that became effective on January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a CET1 ratio of 6.5% or greater.

At each successively lower capital category, a bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from and making capital distributions and paying management fees to its holding company if doing so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. “Critically undercapitalized” are subject to even more severe restrictions, including, subject to a narrow exception, the appointment of a conservator or receiver with 90 days after becoming critically undercapitalized.

The appropriate federal banking agency may determine (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. A bank’s capital category is determined solely for the purpose of applying prompt correct action regulations and the capital category may not accurately reflect the bank’s overall financial condition or prospects.

As of December 31, 2017, we met the requirements for being considered “well-capitalized” for purposes of the prompt corrective action regulations.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “—Prompt Corrective Actions,” the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the depository institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DBO also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Heritage Commerce Corp

General. As a bank holding company, HCC is subject to regulation and supervision by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under the BHCA, HCC is subject to periodic examination by the Federal Reserve. HCC is required to file with the Federal Reserve periodic reports of the its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, HCC is legally obligated to act as a source of financial strength to HBC and to commit resources to support HBC in circumstances where HCC might not otherwise do so.

HCC is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, HCC is subject to examination by, and may be required to file reports with, the DBO.

SEC and Nasdaq.  HCC’s stock is traded on the NASDAQ Global Select Market (under the trading symbol “HTBK”), and HCC is subject to rules and regulations of The NASDAQ Stock Market, including those related to corporate governance. HCC is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires HCC to file annual, quarterly and other current reports with the SEC. HCC is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act, the reporting requirements of directors, executive officers and principal shareholders regarding transactions in HCC’s common stock and short swing profits rules promulgated by the SEC under Section 16 of the Exchange Act, and certain additional reporting requirements by principal shareholders of HCC promulgated by the SEC under Section 13 of the Exchange Act.

The Sarbanes Oxley Act of 2002.  HCC is subject to the accounting oversight and corporate governance requirements of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).  These include, for example: (i) required executive certification of financial presentations; (ii) increased requirements for board audit committees and their members; (iii) enhanced disclosure of controls and procedures and internal control over financial reporting; (iv) enhanced controls over and reporting of insider trading; and (v) increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

Permitted Activities. The BHCA generally prohibits HCC from controlling or engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit HCC to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking. In addition bank holding companies may engage in any other activity that is financial in nature or incidental to any such financial activity or that the Federal Reserve determines to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. HCC has not elected to be a financial holding company, and has not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

If HCC should elect to become a financial holding company, in order to maintain HCC’s status as a financial holding company, HCC and HBC must be well-capitalized, well-managed, and have a satisfactory Community Reinvestment Act (“CRA”) rating. If HCC were to become a financial holding company and the Federal Reserve subsequently determined that HCC, as a financial holding company, is not well-capitalized or well-managed, HCC would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on HCC it believes to be appropriate. Furthermore, if HCC became a financial holding company and the Federal Reserve subsequently determined that HBC, as a financial holding company subsidiary, has not received a satisfactory CRA rating, HCC would not be able to commence any new financial activities or acquire a company that engages in such activities.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—Regulatory Capital Requirements” above.

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement HCC is expected to commit resources to support HBC, including at times when HCC may not be in a financial position to provide it. HCC must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. HCC must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting HBC. HCC’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to HBC are subordinate in right of payment to deposits and to certain other indebtedness of HBC. The BHCA provides that in the event of the company’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safe and Sound Banking Practices. Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violation of law or regulations. Under certain conditions the Federal Reserve may conclude that certain actions of a bank holding company such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances the Federal Reserve may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

Tie in Arrangements. Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, HBC may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to HBC other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to HCC or HBC; or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Dividend Payments, Stock Redemptions and Repurchases. HCC’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel Capital III Rules, institutions that seek to pay dividends must maintain a capital conservation buffer of 2.5% in CET1, which is to be phased in over a three year period that began on January 1, 2016. See “—Regulatory Capital Requirements” above.

Bank holding companies must consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the Federal Reserve before redeeming or repurchasing common stock or other regulatory capital instruments.

As a California corporation, HCC is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, HCC may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (i) the amount of the distribution plus (ii) the amount, if any, of dividends in arrears on shares with preferential dividend rights. HCC may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, HCC may not make distributions if it is, or as a result of the distribution would be, likely to be unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. A California corporation may specify in its articles of incorporation that distributions under the retained earnings test or balance sheet test can be made without regard to the preferential rights amount. HCC’s articles of incorporation do not address distributions under either the retained earnings test or the balance sheet test.

Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or any of bank holding company’s acquisition of more than 5% of a class of voting securities of any additional bank or bank holding company or to acquire all or substantially all, the assets of any additional bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (“CRA”), the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Capital Requirements” above.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.

Under the California Financial Code, any proposed acquisition of “control” of HBC by any person (including a company) must be approved by the Commissioner of the DBO. The California Financial Code defines “control” as the power, directly or indirectly, to direct HBC’s management or policies or to vote 25% or more of any class of HBC’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of HBC’s outstanding voting securities.

Heritage Bank of Commerce

General.  As a California commercial bank whose deposits are insured by the FDIC, HBC is subject to regulation, supervision, and regular examination by the FDIC, the DBO and by the Federal Reserve as HBC’s primary Federal regulators. The regulations of these agencies govern most aspects of a bank’s business.

California banks are also subject to various federal statutes and regulations including Federal Reserve Regulation O, Federal Reserve Act Sections 23A and 23B and Regulation W and similar state statutes, which restrict or limit loans or extensions of credit to “insiders,” including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchasers of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties.

Pursuant to the Federal Deposit Insurance Act, as amended (“FDIA”), and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well capitalized,” “well managed” and in satisfactory compliance with the CRA.

HBC is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2017, HBC was in compliance with the FHLB’s stock ownership requirement. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

HBC is a member of the Federal Reserve Bank (“FRB”) of San Francisco. As a member of the FRB, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as income.

Depositor Preference.  In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC, will have priority in payment ahead of unsecured, non deposit creditors including the parent bank holding company with respect to any extensions of credit they have made to such insured depository institution.

Brokered Deposit Restrictions.  Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. HBC is eligible to accept brokered deposits without limitations.

Loans to One Borrower.  With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan loss, and any capital notes and debentures of the bank.

Deposit Insurance. As an FDIC-insured institution, HBC is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity.

Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, HBC’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2017, HBC paid $1.1 million in aggregate FDIC deposit insurance premiums.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board to recapitalize of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. Since 1996, federal legislation requires that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. During the year ended December 31, 2017, HBC paid $127,000 in aggregate FICO assessments.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2017, HBC paid supervisory assessments to the DBO totaling $162,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for HCC is dividends from HBC. Under the California Financial Code, HBC is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DBO or HBC’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of HBC; or (b) the net income of HBC for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of HBC; (b) the net income of HBC for its last fiscal year; or (c) the net income for HBC for its current fiscal year; and (iii) with the prior approval of the DBO and HBC’s shareholders (i.e., HCC) in connection with a reduction of its contributed capital.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Basel III Capitals Rules’ capital conservation buffer generally requires that an institutions maintain 2.5% in CET1, which is to be phased in over a three-year period that began on January 1, 2016. See “—Regulatory Capital Requirements” above. As described above, HBC exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2017.

Transactions with Affiliates. HBC is subject to certain restrictions imposed by federal law on “covered transactions” between HBC and its “affiliates.” HCC is an affiliate of HBC for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to HCC, investments in the stock or other securities of HCC and the acceptance of the stock or other securities of HCC as collateral for loans made by HBC. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of HBC to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes Oxley Act. These statutes and regulations impose limits the amount of loans HBC may make to directors and other insiders and require that the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with HCC or HBC, that HBC must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with HCC or HBC; and that the loans must not involve a greater than normal risk of non-payment or include other features not favorable to HBC. Furthermore, HBC must periodically report all loans made to directors and other insiders to the bank regulators.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. HBC is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. California law permits California banks, such as HBC, to establish an additional banking office with notice to the DBO. Deposit-taking banking offices must be also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by a bank in such state.

Community Reinvestment Act. The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

Anti-Money Laundering and the Office of Foreign Assets Control Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial Institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.

Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Consumer Financial Services

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws.

The consumer protection provisions of the Dodd Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like HBC, will continue to be examined by their applicable bank regulators.

Mortgage and Mortgage-Related Products, Generally. Because abuses in connection with home mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. HBC does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of and methodology for evaluating these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs, the Department of Agriculture or the Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, Basel III limits discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds starting January 1, 2016. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Financial Privacy

The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Impact of Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

On February 3, 2017, President Trump signed an executive order calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: (i) empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; (ii) preventing taxpayer-funded bailouts; (iii) fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; (iv) enabling American companies to be competitive with foreign firms in domestic and foreign markets; (v) advancing American interests in international financial regulatory negotiations and meetings; and (vi) restoring public accountability within Federal financial regulatory agencies and “rationalizing” the Federal financial regulatory framework.

Many aspects of the Dodd-Frank Act are subject to continued rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. Although the reforms primarily target systemically important financial service providers, the Dodd-Frank Act’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of HCC and HBC.

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

Risks Relating to Our Industry

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and our market area. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years, there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and for comprehensive tax reform under the administration of U.S. President Donald J. Trump, and the impact such actions and other policies of the new administration may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we receive on our assets, such as loans, rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. When interest rates decrease, the rate of interest we receive on our assets, such as loans, declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Changes in interest rates, could influence our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates. For example, mortgage production historically, including refinancing activity, declines in rising interest rate environments. Changes in interest rates also have a significant impact on the carrying value of certain of our assets, including loans, real estate and investment securities, on our balance sheet.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of any underlying property that serves as collateral for such loans may be adversely affected by any reduced demand resulting from higher interest rates.

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

An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

Changes in interest rates also can affect the value of loans, securities and other assets. Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

If short-term interest rates remain at their historically low levels for a prolonged period, and if longer term interest rates fall, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2017, the fair value of our securities portfolio was approximately $786.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations and mortgage-backed securities prepayments. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of San Francisco. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate lending (including commercial, land development and construction, and purchased residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2017, approximately $997.5 million, or 63% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. Included in the loans secured by real estate were $450.1 million or 45% of owner occupied loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.

As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2017, land and construction loans, including land acquisition and development totaled $100.9 million or 6% of our loan portfolio. This amount was comprised of 13% owner occupied and 87% non-owner occupied construction and land loans. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan to value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising commercial real estate, or CRE, concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. We believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral securing a loan may be less than estimated, and if a default occurs we may not recover the outstanding balance of the loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2017, commercial loans totaled $573.3 million or 36% of our loan portfolio, (including SBA guaranteed loans and factored receivables). Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

The small and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.

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

Risks Related to our SBA Loan Program

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations and financial condition.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially adversely affect our business, financial condition or results of operations.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2017 was $1.1 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $19.5 million for the year ended December 31, 2017 of SBA loans. We sold $13.3 million for the year ended December 31, 2017 of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2017, we held $66.9 million of SBA loans on our balance sheet, $47.1 million of which consisted of the non-guaranteed portion of SBA loans and $3.4 million, or 5.1%, consisted of the guaranteed portion of SBA loans which we intend to sell later in 2018. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. To the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loans and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected.

Risks Related to our Credit Quality
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2017, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $2.5 million, or 0.16% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $2.5 million, or 0.09% of total assets. In addition, we had $5.3 million in accruing loans that were 30-89 days delinquent as of December 31, 2017.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for loan losses for probable incurred losses in our loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance.

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

As of December 31, 2017, our allowance for loan losses as a percentage of total loans was 1.24% and as a percentage of total nonperforming loans was 791.07%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for loan loss calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for HBC for the fiscal year beginning after December 15, 2019 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. Management established a task force to begin the implementation process. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. It is likely that HBC will be required to increase its reserves and allowance for loan loss as a result of the implementation of CECL.

Risks Related to Growth Strategy
There are risks related to acquisitions.

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

In addition, we must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state bank regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult as a result of the financial crisis, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

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

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value. There is no assurance that the acquired loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge offs in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

We must effectively manage our branch growth strategy.

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of our business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, maintaining proper system and controls, and recruiting, training and retaining qualified professionals. We also may experience a lag in profitability associated with new branch openings. As part of our general growth strategy we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time which would have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

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

Risks Related to Our Capital
As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III capital rules became effective as applied to HBC on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes.

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution.  We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and HBC, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Risks Related to our Management

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incenting and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Supervision and Regulation—Incentive Compensation.” The loss of the services of any senior executive and, in particular our President and Chief Executive Officer, or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

Other Risks Related to Our Business
We face strong competition from financial services companies and other companies that offer commercial banking services, which could harm our business.

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

We anticipate intense competition will continue for the coming year due to the recent consolidation of many financial institutions and more changes in legislature, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. We expect we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the small business segment and the mass affluent segment, which offers a rich source of deposits as well as more profitable and less risky customer relationships. Further, with the rebound of the equity markets our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

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

Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage loan customers and expand our sales market for such loans, then we may be unable to continue to grow our business and our financial condition and results of operations may be adversely affected.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Liabilities from environmental regulations could materially and adversely affect our business and financial condition.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, we may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

We currently hold a significant amount of company-owned life insurance.

At December 31, 2017, we held company-owned life insurance (“COLI”) on current and former senior employees and executives, with a cash surrender value of $60.8 million, as compared with a cash surrender value of $59.1 million at December 31, 2016. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would materially impact earnings adversely.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters (including earthquakes), acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in California are subject to earthquakes, fires, and droughts. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. While we have not experienced such events to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Risks Related to Our Reputation and Operations
Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers, any of which may result in a material adverse impact on our financial condition, results of operation or market price of our common stock.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients.

In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm to us.

Although we regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a data security breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

We rely on communications, information, operating and financial control systems technology from third-party service providers.

We rely heavily on third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience financial, operational, or technological difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

Confidential customer information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and ability to generate deposits.

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

We depend on the accuracy and completeness of information provided by customers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of such customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decisioning and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify some of the customer information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all customer information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

Credit and other information that we receive from third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause us to inaccurately price loans.

We obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign loan grades to loan requests based on our credit decisioning that takes into account reported credit score, other information reported by the consumer reporting agencies and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete, fraudulent or inaccurate consumer reporting data, and we do not independently verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;
•	defaulted on a pre-existing debt obligation;
•	taken on additional debt;
•	lost his or her job or other sources of income; or
•	sustained other adverse financial events.

If borrowers default on loans that are not priced correctly, our reputation may be harmed and we may suffer other adverse effects.

We are subject to customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee tampering or manipulation of those systems will result in losses that are difficult to detect. Employee errors could also subject us to financial claims for negligence.

Finance and Accounting Risks
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

If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, the DBO or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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

We have a significant deferred tax assets and cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2017, we had a net deferred tax assets of $16.2 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

Risks Related to Legislative and Regulatory Developments
We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DBO and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation and the corporate tax law, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current and recent-past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect large and small financial institutions, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; and permanently raised the current standard deposit insurance limit to $250,000 and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, home mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as HBC. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

New proposals for legislation continue to be introduced in the U.S. Congress that could substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. In addition, President Donald Trump has issued an executive order directing the review of existing financial regulations. The Trump administration has also indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. In June 2017, the U.S. House of Representatives approved the Financial Choice Act, which would revise, repeal and amend various provisions of and rules promulgated under the Dodd-Frank Act. However, it has been indicated that the Financial Choice Act is not expected to be passed by the U.S. Senate in its current form. These statements and actions have created uncertainty regarding changes to the Dodd-Frank Act that could apply to us in the future.

Certain aspects of current or proposed regulatory or legislative changes, including to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply, and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, and the DBO periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The federal government is increasingly seeking significant monetary damages and penalties against mortgage lenders and servicers under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and the False Claims Act (“FCA”) for making false statements and seeking reimbursement for ineligible costs and expenses.

The federal government has initiated a number of actions against mortgage lenders and servicers alleging violations of FIRREA and the FCA. Some of the actions against lenders allege that the lenders sold defective loans to Fannie Mae and Freddie Mac, while representing that the loans complied with the government-sponsored enterprise’s underwriting guidelines. The federal government has also brought actions against lenders asserting that they submitted claims for loans insured by the Fair Housing Administration, or FHA, that the lender falsely certified to U.S. Department of Housing and Urban Development met FHA underwriting requirements that resulted in FHA paying out millions of dollars in insurance claims to cover the defaulted loans. Other allegations involve the Home Affordable Modification Program (“HAMP”), which is a federal program established to help eligible homeowners impacted by financial hardship by offering them loan modifications on their mortgages. HAMP requires participating mortgage servicers to file annual certifications that they have been truthful and accurate in their HAMP-related activities, including reports they submitted to the government in which they acknowledged that providing false or fraudulent information may violate the FCA. Actions have also been filed against certain banks alleging they improperly denied borrowers access to HAMP services, and submitted fraudulent certifications and accepted financial incentives for HAMP participation. Because these actions carry the possibility for treble damages, many have resulted in settlements totaling in the hundreds of millions of dollars, as well as required lenders and servicers to make significant changes in their practices.

We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our results of operations, financial condition and business.

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

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support HBC.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the bank holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be incurred by us to make a required capital injection to HBC becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock
An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

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

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” contained in this report. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock some of which are out of our control. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•

changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community generally or relating to our reputation, our operations, our market area, our competitors or the financial services industry in general;
•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
•	actions by institutional investors;
•	fluctuations in the stock price and operating results of our competitors;
•	future sales of our equity, equity related or debt securities;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us;
•	the level and extent to which we do or are allowed to pay dividends;
•	trading activities in our common stock, including short selling;
•	deletion from well-known index or indices;
•	domestic and international economic factors unrelated to our performance; and
•	general market conditions and, in particular, developments related to market conditions for the financial services industry.
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

We have limited the circumstances in which our directors will be liable for monetary damages.

We have included in our articles of incorporation a provision to eliminate the liability of directors for monetary damages to the maximum extent permitted by California law. The effect of this provision will be to reduce the situations in which we or our shareholders will be able to seek monetary damages from our directors.

Our bylaws also have a provision providing for indemnification of our directors and executive officers and advancement of litigation expenses to the fullest extent permitted or required by California law, including circumstances in which indemnification is otherwise discretionary. Also, we have entered into agreements with our officers and directors in which we similarly agreed to provide indemnification that is otherwise discretionary. Such indemnification may be available for liabilities arising in connection with future offerings.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock, up to the 60 million shares of voting common stock and 10 million shares of preferred stock authorized in our articles of incorporation (subject to Nasdaq shareholder approval rules), which in each case could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Although there are currently no shares of our preferred stock issued and outstanding, our articles of incorporation authorize us to issue up to 10 million shares of one or more series of preferred stock. The board also has the power, without shareholder approval (subject to Nasdaq shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

Provisions in our charter documents and California law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Provisions of our charter documents and the California General Corporation Law, or the CGCL, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DBO has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power: (i) to vote 25% or more of the voting power of HBC; or (ii) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

Risks Related to our Recently Announced Merger Agreements

Failure to consummate our announced mergers with Tri-Valley Bank and United American Bank, or a delay in consummating either merger, could negatively impact the market price of our common stock and could have a material adverse effect on our business, financial condition and results of operations.

On December 20, 2017, we entered into an into an agreement and plan of merger and reorganization with Tri-Valley Bank providing for the merger of Tri-Valley Bank with and into HBC, with HBC as the surviving entity, and on January 11, 2018, we entered into an agreement and plan of merger and reorganization with United American Bank and ATBancorp (its 83% percent shareholder) (collectively, the “Mergers”). The transactions are expected to be completed in the second quarter of 2018 pending the shareholder and regulatory approvals and the satisfaction of other customary closing conditions. We have incurred substantial expenses in connection with the negotiation and preparations for completion of the transactions contemplated by the Mergers. If either merger is not completed, we will have incurred these expenses without realizing the expected benefits of the respective merger. If the Mergers are not consummated for any reason, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be consummated. If the consummation of the Mergers is delayed, including by the receipt of a competing acquisition proposal or by reason of litigation, our business, financial condition and results of operations may also be materially adversely affected. In addition, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers.

We may fail to realize the anticipated benefits of the Mergers.

The success of the Mergers will depend on, among other things, our ability to combine our business with those of Tri-Valley Bank and United American Bank. If we are not able to successfully achieve this objective, the anticipated benefits of the Mergers may not be realized fully, or at all, or may take longer to realize than expected. Each of HBC, and Tri-Valley Bank and United American Bank have operated and, until the consummation of the Mergers, will continue to operate independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Tri-Valley Bank and United American Bank could choose to discontinue their relationships with the combined company post-merger, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on us, Tri-Valley Bank and United American Bank during the pre-merger period and for an undetermined time after the consummation of the Mergers.

Heritage, HBC, Tri-Valley Bank and United American Bank will be subject to business uncertainties and contractual restrictions while the mergers are pending that could adversely affect their respective businesses.

The parties’ efforts to complete the Mergers could cause substantial disruptions in Heritage’s, HBC’s, Tri-Valley Bank’s and/or United American Bank’s respective businesses, which could have an adverse effect on their respective financial results. Among other things, uncertainty as to whether the Mergers will be completed may affect the ability of each of the parties to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending because employees may experience uncertainty about their future roles with the combined company.

Uncertainty as to the future could adversely affect Heritage’s, HBC’s, Tri-Valley’s and/or United American Bank’s respective businesses, reputation and relationships with potential depositors, borrowers and vendors. For example, vendors, customers and others who deal with Heritage, HBC, Tri-Valley Bank or United American Bank could defer decisions concerning working with such company, or seek to change existing business relationships with such company.

Further, a substantial amount of the attention of management and employees of each company is being directed toward the completion of the Mergers and thus is being diverted from such company’s day-to-day operations because matters related to the Mergers (including integration planning) require substantial commitments of time and resources.

In addition, the merger agreements restrict Tri-Valley Bank and United American Bank from taking certain actions without Heritage’s consent while the Mergers are pending. These restrictions may, among other matters, prevent Tri-Valley Bank and United American Bank from pursuing otherwise attractive business opportunities, selling assets, changing the capital structure, entering into other transactions or making other changes to its respective business prior to consummation of the merger or termination of the respective merger agreements. These restrictions could have a material adverse effect on Tri-Valley Bank’s and United American Bank’s business, financial condition and results of operations.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the merger agreements may be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Mergers or of imposing additional costs or limitations on us following the Mergers. The regulatory approvals may not be received at any time, may not be received in a timely fashion, or may contain conditions on the completion of the Mergers that are not anticipated or cannot be met. It is a condition to closing of each merger that no regulatory approval shall contain or shall have resulted in, or reasonably be expected to result in the imposition of, any burdensome condition on the combined company following the merger.

The merger agreements with Tri-Valley Bank and United American Bank may be terminated in accordance with its terms and the Mergers may not be completed.

The merger agreements with Tri-Valley Bank and United American Bank are subject to a number of conditions which must be fulfilled in order to complete each respective merger. Those conditions include: approval of the merger agreement by the respective shareholders of Tri-Valley Bank and United American Bank, receipt of requisite regulatory approvals subject to certain limitations set forth in the merger agreements, absence of orders prohibiting completion of the mergers, effectiveness of SEC the registration statements relating to our common stock to be issued in each merger and listing of such shares on the Nasdaq Global Select Market, the continued accuracy of the representations and warranties by the parties, the absence of a material adverse effect on the parties, the satisfaction of certain financial tests by Tri-Valley Bank and United American Bank and the performance by the parties of their covenants and agreements. These conditions to the closing of the Mergers may not be fulfilled and, accordingly, the Mergers may not be completed. Under each merger agreement, if the merger is not completed by October 1, 2018, either party to the respective merger agreement may choose not to proceed with the merger, and the parties can mutually decide to terminate the merger agreement at any time, before or after shareholder approval. In addition, under each merger agreement the Company and Tri-Valley or United American Bank, as applicable may elect to terminate the merger agreement in certain other circumstances. If the merger agreement is terminated under certain circumstances, Tri-Valley Bank or United American Bank may be required to pay a termination fee of $1.5 million or $2.0 million to us, respectively.

Failure to complete the Mergers could negatively impact our businesses, financial condition, results of operations and/or stock prices.

If either merger agreement is terminated and the merger is not completed, our ongoing businesses may be adversely affected. The market price of our common stock may decline to the extent that the current market price reflects a market assumption that either merger will be completed. In addition, we may experience negative reactions to the termination of either merger from customers, depositors, investors, vendors and others with whom they deal, and we would not realize any of the anticipated benefits of having completed either merger. The expenses we have incurred in connection with each the merger, such as legal and accounting fees, must be paid even if either merger is not completed and may not be recovered from the other party.

We expect to incur substantial expenses related to the Mergers.

We expect to incur substantial expenses in connection with consummation of the Mergers and combining the business, operations, networks, systems, technologies, policies and procedures of Tri-Valley Bank, United American Bank and HBC. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Mergers could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Mergers. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the Mergers. The charges taken in connection with the Mergers are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

The merger agreements with Tri-Valley Bank and American United Bank each provide for a fixed exchange ratio and will not adjust in the event of changes in the price of either Heritage’s, Tri-Valley Bank’s or United American Bank’s common stock and, therefore, the value of the merger consideration in each of the Mergers is subject to change.

The merger agreements provides that each Tri-Valley Bank common share and each United American Bank common stock and common stock equivalent will be converted into the right to receive a fixed exchange ratio of shares of our common stock upon completion of each respective merger. The exchange ratios are fixed. No adjustments to the exchange ratios will be made based on changes in the price of Tri-Valley Bank, United American Bank common stock or our common stock prior to the completion of the respective merger. Changes in stock prices may result from a variety of factors, including, among others, general market and economic conditions, changes in our, Tri-Valley Bank’s or United American Bank’s respective businesses, operations and prospects, market assessment of the likelihood that the respective merger will be completed as anticipated or at all, and regulatory considerations. Many of these factors are uncertain and beyond the parties control.

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

Main Offices

The main office of HBC is located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen‑story Class‑A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2020. The current monthly rent payment is $111,262, subject to annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In January of 1997, the Company leased approximately 1,255 square feet (referred to as the “Kiosk”) located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment is $3,928, subject to annual increases of 3% until the lease expires on May 31, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In June of 2015, the Company amended its primary lease at 150 Almaden Boulevard in San Jose, California to include 4,484 square feet of expansion space in a five‑story Class‑B type office building located at 100 W. San Fernando Street, San Jose, California, adjacent to the main office. The current monthly rent payment is $11,389, subject to annual increases of 3% until the lease expires on May 31, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one‑story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In June of 2008, the Company leased approximately 5,213 square feet on the first floor in a two‑story multi‑tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $28,403 until the lease expires on April 30, 2018. In July of 2017, the Company renewed the lease for an additional five years, beginning on May 1, 2018. The starting rent for the renewal term is $28,403, subject to annual increases of 3% until the lease expires on April 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In September of 2012, the Company leased, effective March 1, 2013, approximately 3,172 square feet in an one‑story multi‑tenant multi‑use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $7,906, subject to annual increases of 3% until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of four years and another additional period of three years.

In June of 2013, the Company leased approximately 3,022 square feet on the first floor of a three‑story multi‑tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $12,755, until the lease expires on May 31, 2018. In March of 2018, the Company intends to renew the lease for an additional five years, beginning on June 1, 2018. The starting rent for the renewal term is $16,168, subject to annual increases of 3% until the lease expires on May 31, 2023.

In October of 2013, the Company extended its lease for approximately 1,920 square feet in a one story stand‑alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $6,375, until the lease expires on November 30, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In April of 2014, the Company leased approximately 3,391 square feet in a multi‑tenant commercial center located at 351 Tres Pinos in Hollister, CA. The current monthly rent payment is $4,632, subject to annual increases of 3% until the lease expires on June 30, 2019. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2014, the Company extended its lease for approximately 3,850 square feet on the first floor in a four story multi‑tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $14,724, subject to annual increases of 3% until the lease expires on August 15, 2021. In addition, the Company modified its lease to include 1,461 square feet of expansion space. The current monthly rent for the expansion space is $4,543, subject to annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In August of 2014, the Company amended and extended its lease for approximately 4,716 square feet in a one story multi‑tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $6,256, subject to annual increases of 2% until the lease expires on October 31, 2021. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In September of 2016, the Company extended its lease for approximately 2,505 square feet on the first floor in a three‑story multi‑tenant multi‑use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,411, subject to annual increases of 3% until the lease expires September 30, 2019. The Company has reserved the right to extend the term of the lease for one additional period of two years.

In October of 2017, the Company extended its lease for approximately 4,096 square feet in an one‑story stand‑alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $20,480, until 90 days after the landlord delivers possession of new premises, to be built adjacent to the existing premises, consisting of approximately 4,800 square feet and subject to a new lease dated November 30, 2017. The monthly rent payment for the new premises is $21,600, subject to 3% annual increases until the lease expires ten years after the date on which it becomes effective. If the landlord in unable to obtain the necessary permits and approvals from the City of Pleasanton for construction of the new premises by April 30, 2019, then a new seven year lease for the existing premises will become effective as of May 1, 2019 with a monthly rent payment of $20,480, subject to annual increases of 3% until the lease expires.

Bay View Funding Office

Since July 15, 2016, Bay View Funding has leased approximately 7,440 square feet in a two‑story multi‑tenant office building located at 2933 Bunker Hill Lane, Santa Clara, CA 95054. The current monthly rent payment is $26,055, subject to annual increases of 3% until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

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

The information in the following table for 2017 and 2016 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price		Dividend
Quarter	High	Low	Per Share
Year ended December 31, 2017:
Fourth quarter	$16.35	$14.28	$0.10
Third quarter	$14.23	12.92	$0.10
Second quarter	$14.78	13.02	$0.10
First quarter	$14.48	13.20	$0.10

Year ended December 31, 2016:
Fourth quarter	$14.46	$10.71	$0.09
Third quarter	$11.90	$10.20	$0.09
Second quarter	$10.97	$9.80	$0.09
First quarter	$11.55	$9.04	$0.09

The closing price of our common stock on February 28, 2018 was $15.78 per share as reported by the NASDAQ Global Select Market.

As of February 28, 2018, there were approximately 625 holders of record of common stock. There are no other classes of common equity outstanding.

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

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on HBC to pay dividends to HCC see “Item 1 — Business — Supervision and Regulation — Heritage Commerce Corp – Dividend Payments, Stock Redemptions, and Repurchases and – Heritage Bank or Commerce – Dividend Payments.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,602,732 (1)	$9.54	1,528,099 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)Consists of 561,131 options to acquire shares under the Company’s Amended and Restated 2004 Equity Plan and 1,041,601 options to acquire shares under the Company’s 2013 Equity Incentive Plan.

(2)Available under the Company’s 2013 Equity Incentive Plan.

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2012 to February 28, 2018, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

Heritage Commerce Corp *
S&P 500 *
NASDAQ - Total US*
NASDAQ Bank Index*
Index Value
350
300
250
200
150
100
50
0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
02/28/18

The following chart compares the stock performance of the Company from December 31, 2012 to February 28, 2018, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	02/28/18
Heritage Commerce Corp *	100	118	127	171	207	219	226
S&P 500 *	100	130	144	143	157	187	190
NASDAQ - Total US*	100	138	157	166	178	229	241
NASDAQ Bank Index*	100	139	143	152	206	213	217

*Source: SNL Financial Bank Information Group — (434) 977‑1600

ITEM 6 — SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto following Item 15 — Exhibits and Financial Statement Schedules.

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$106,911	$94,431	$78,743	$59,256	$52,786
Interest expense	5,387	3,211	2,422	2,153	2,600
Net interest income before provision for loan losses	101,524	91,220	76,321	57,103	50,186
Provision (credit) for loan losses	99	1,237	32	(338)	(816)
Net interest income after provision for loan losses	101,425	89,983	76,289	57,441	51,002
Noninterest income	9,612	11,625	8,985	7,746	7,214
Noninterest expense	60,738	57,639	58,673	44,222	40,470
Income before income taxes	50,299	43,969	26,601	20,965	17,746
Income tax expense	26,471	16,588	10,104	7,538	6,206
Net income	23,828	27,381	16,497	13,427	11,540
Dividends and discount accretion on preferred stock	—	(1,512)	(1,792)	(1,008)	(336)
Net income available to common shareholders	23,828	25,869	14,705	12,419	11,204
Less: undistributed earnings allocated to Series C Preferred Stock	—	(1,278)	(912)	(1,342)	(1,687)
Distributed and undistributed earnings allocated to common shareholders	$23,828	$24,591	$13,793	$11,077	$9,517

PER COMMON SHARE DATA:
Basic net income(1)	$0.63	$0.72	$0.48	$0.42	$0.36
Diluted net income(2)	$0.62	$0.72	$0.48	$0.42	$0.36
Book value per common share(3)	$7.10	$6.85	$7.03	$6.22	$5.84
Tangible book value per common share(4)	$5.76	$5.46	$5.35	$5.60	$5.78
Pro forma book value per common share assuming Series C
Preferred Stock was converted into common stock(5)	$—	$—	$6.51	$5.74	$5.43
Pro forma tangible book value per share, assuming Series C
Preferred Stock was converted into common stock(6)	$—	$—	$5.07	$5.23	$5.38
Dividend payout ratio(7)	63.95%	49.77%	65.09%	42.88%	16.60%
Weighted average number of shares outstanding — basic	38,095,250	33,933,806	28,567,213	26,390,615	26,338,161
Weighted average number of shares outstanding — diluted	38,610,815	34,219,121	28,786,078	26,526,282	26,386,452
Common shares outstanding at period end	38,200,883	37,941,007	32,113,479	26,503,505	26,350,938
Pro forma common shares outstanding at period end, assuming Series C
Preferred Stock was converted into common stock(8)	—	—	37,714,479	32,104,505	31,951,938

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$790,193	$630,599	$494,390	$301,697	$376,021
Net loans	$1,563,009	$1,483,518	$1,339,790	$1,070,264	$895,749
Allowance for loan losses	$19,658	$19,089	$18,926	$18,379	$19,164
Goodwill and other intangible assets	$51,253	$52,614	$54,182	$16,320	$1,527
Total assets	$2,843,452	$2,570,880	$2,361,579	$1,617,103	$1,491,632
Total deposits	$2,482,989	$2,262,140	$2,062,775	$1,388,386	$1,286,221
Subordinated debt, net of issuance costs	$39,183	$—	$—	$—	$—
Short-term borrowings	$—	$—	$3,000	$—	$—
Total shareholders’ equity	$271,239	$259,850	$245,436	$184,358	$173,396

SELECTED PERFORMANCE RATIOS:(9)
Return on average assets	0.86%	1.13%	0.86%	0.88%	0.81%
Return on average tangible assets	0.88%	1.15%	0.88%	0.88%	0.81%
Return on average equity	8.86%	10.71%	8.04%	7.44%	6.77%
Return on average tangible equity	10.98%	13.55%	9.41%	7.60%	6.84%
Net interest margin (fully tax equivalent)	3.99%	4.12%	4.41%	4.10%	3.84%
Efficiency ratio (10)	54.65%	56.04%	68.78%	68.19%	70.51%
Average net loans (excludes loans held-for-sale) as a percentage of average deposits	62.65%	66.25%	70.82%	74.54%	67.26%
Average total shareholders’ equity as a percentage of average total assets	9.76%	10.54%	10.73%	11.85%	11.90%

SELECTED ASSET QUALITY DATA:(11)
Net charge-offs (recoveries) to average loans	(0.03)%	0.08%	(0.04)%	0.05%	(0.11)%
Allowance for loan losses to total loans	1.24%	1.27%	1.39%	1.69%	2.09%
Nonperforming loans to total loans	0.16%	0.20%	0.47%	0.54%	1.29%
Nonperforming assets	$2,485	$3,288	$6,742	$6,551	$12,393

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	14.4%	12.5%	12.5%	13.9%	15.3%
Tier 1 risk-based	11.4%	11.5%	11.4%	12.6%	14.0%
Common equity Tier 1 risk-based capital	11.4%	11.5%	10.4%	N/A	N/A
Leverage	8.0%	8.5%	8.6%	10.6%	11.2%

Notes:

(1)Represents distributed and undistributed earnings allocated to common shareholders, divided by the average number of shares of common stock outstanding for the respective period. See Note 16 to the consolidated financial statements.

(2)Represents distributed and undistributed earnings allocated to common shareholders, divided by the average number of shares of common stock and common stock‑equivalents outstanding for the respective period. See Note 16 to the consolidated financial statements.

(3)Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at December 31, 2015, 2014, and 2013. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(4)Represents shareholders’ equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at December 31, 2015, 2014, and 2013. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(5)Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at December 31, 2015, 2014, and 2013, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(6)Represents shareholders’ equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at December 31, 2015, 2014, and 2013, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(7)Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock for the year ended December 31, 2016, 2015, 2014, and 2013 (on an as converted basis) divided by net income. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(8)Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2015, 2014, and 2013. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Series C Preferred Stock.

(9)Average balances used in this table and throughout this Annual Report are based on daily averages.

(10) The efficiency ratio is calculated by dividing noninterest expenses by the sum of net interest income before provision for loan losses and noninterest income.

(11)Average loans and total loans exclude loans held-for-sale.

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

Stock Based Compensation

We grant stock options to purchase our common stock and restricted stock to our employees and directors under the 2013 Equity Incentive Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share‑based payments. Our results of operations for fiscal years 2017, 2016, and 2015 were impacted by the recognition of non‑cash expense related to the fair value of our share‑based compensation awards.

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

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. This fair value may differ from the cost basis recorded on the acquired institution’s financial statements. Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis. Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired assets. It is possible that these values could be viewed differently through alternative valuation approaches or if performed by different experts. Management is responsible for determining that the values derived by experts are reasonable. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. See Note 1 — Summary of Significant Accounting Policies, and Note 8 — Goodwill and Other Intangible Assets in the financial statements in this Form 10‑K.

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

During 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350).  Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Thus, before the first step of goodwill impairment, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes, but is not limited to, macroeconomic and State of California economic conditions, industry and market conditions and trends, the Company's financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. As of December 31, 2017, based on our qualitative assessment, there were no reporting units where we believed that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test. At December 31, 2017 and December 31,

2016, goodwill from the Bay View Funding acquisition was $13.0 million, and goodwill from the Focus Business Bank (“Focus”) acquisition was $32.6 million.

Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007, which were fully amortized at December 31, 2017, a core deposit intangible asset arising from the Focus acquisition in August 2015, and a below market lease, customer relationship and brokered relationship, and a non‑compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014. These assets are amortized over their estimated useful lives. The below market lease and non‑compete agreement intangible assets were fully amortized at December 31, 2017. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset.

Our accounting policy for goodwill and other intangible assets is disclosed primarily in Notes 1 and 8 to the consolidated financial statements.

Deferred Tax Assets

Our net deferred income tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Our accounting for deferred tax assets is discussed under the heading “Income Tax Expense” and disclosed primarily in Notes 1 and 11 to the consolidated financial statements.

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

Performance Overview

For the year ended December 31, 2017, net income was $23.8 million, or $0.62 per average diluted common share, which included additional income tax expense of $7.1 million, or ($0.18) per average diluted common share, related to the Company’s remeasurement of its net deferred tax assets in the fourth quarter of 2017.  Net income for the year ended December 31, 2017 also included $671,000 of pre-tax acquisition costs incurred by the Company related to the Tri-Valley Bank (OTC: TRVB) and United American Bank (OTC: UABK) proposed mergers.  Net income was $27.4 million, or $0.72 per average diluted common share, for the year ended December 31, 2016, and $16.5 million, or $0.48 per average diluted common share, for the year ended December 31, 2015. The results of operations included a pre-tax gain from company-owned life insurance totaling $1.1 million for 2016, and pre-tax acquisition, severance and retention costs related to the Focus transaction totaling $6.4 million for 2015. The Company’s annualized return on average tangible assets was 0.88% and annualized return on average tangible equity was 10.98% for the year ended December 31, 2017, compared to 1.15% and 13.55%, respectively, for the year ended December 31, 2016, and 0.88% and 9.41%, respectively, for the year ended December 31, 2015.

Tax Cuts and Jobs Act

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items, reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  When tax rates change, U.S. generally accepted accounting principles requires companies to remeasure certain tax-related assets and liabilities as of the date of enactment of the new legislation with resulting tax effects being recognized as tax expense in the reporting period of enactment. While the benefits of lower tax rates in 2018 and beyond will be substantial for U.S. corporations, balance sheet adjustments for deferred tax assets and operating results for the fourth quarter of 2017 have had a material impact on financial institutions. The Company performed an analysis and determined the value of the net deferred tax assets (“DTA”) was reduced by $7.1 million, which was recognized as a non-cash, incremental income tax expense for the fourth quarter of 2017.  The impact of the Tax Act on the Company’s 2017 financial results are not necessarily indicative of the results to be achieved for any future periods.

Tri-Valley Bank and United American Bank Proposed Mergers

On December 20, 2017, the Company announced that it signed an agreement to acquire Tri-Valley Bank (“Tri-Valley”).  The transaction is valued at approximately $31.6 million. Tri-Valley shareholders will receive an exchange ratio of 0.0489 of a share of the Company’s common stock, or an aggregate of approximately 1.9 million shares. The exchange ratio is fixed and the aggregate and of share values of the merger consideration will fluctuate between the date of the agreement and the date that the merger is completed, which is expected in the second quarter of 2018. Based on the Company’s stock price of $15.76 for the 20-day volume weighted average as of December 19, 2017, the last trading day before the announcement of the transaction, total consideration for each Tri-Valley share would be $0.77.   The transaction is subject to the approval of state and federal bank regulatory agencies and the shareholders of Tri-Valley and other customary closing conditions.  The Company does not need to obtain shareholder approval.  Tri-Valley is a full-service commercial bank headquartered in San Ramon, California, and serves businesses, non-profits, entrepreneurs and professionals primarily in California’s Tri-Valley area, specifically the cities and communities of Pleasanton, Livermore, Dublin, San Ramon and Danville in the counties of Contra Costa and Alameda.

On January 11, 2018, the Company announced that it signed an agreement to acquire United American Bank (“United American”). The transaction is valued at approximately $44.2 million.  United American common and preferred shareholders will receive an exchange ratio of 2.1644 shares of the Company’s common stock for each United American share of common stock, and each common stock equivalent underlying the United American Series D Preferred Stock and Series E Preferred Stock, or an aggregate of approximately 2.8 million shares. The exchange ratio is fixed and the aggregate and per share values of the merger consideration will fluctuate between the date of the agreement and the date that the merger is completed which is expected in the second quarter of 2018. Based on the Company’s stock price of $15.65 as of January 9, 2018, the penultimate trading day before the announcement of the transaction, total consideration for each United American share would be $33.87.   Additionally, holders of Series A Preferred Stock and Series B Preferred Stock will receive $1,000 per share in cash for a total of $9.1 million at closing.  The transaction is subject to the approval of state and federal bank regulatory agencies and the shareholders of United American and other customary closing conditions.  The Company does not need to obtain shareholder approval.  United American Bank is a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California. The bank is dedicated to providing quality banking and financial services to businesses, professionals and individuals who prefer a high level of personalized client service and management.

At December 31, 2017, Tri-Valley had approximately $145.5 million in assets, $122.6 million in net loans and $126.6 million in deposits.  At December 31, 2017, United American had approximately $330.3 million in assets, $225.9 million in net loans and $296.1 million in deposits.  At December 31, 2017, on a pro forma consolidated basis the combined company, including the Company, Tri-Valley, and United American, would have approximately $3.3 billion in total assets, $1.9 billion in total loans, and $2.9 billion in total deposits.  The pre-tax acquisition costs incurred by the Company related to the proposed mergers totaled $671,000 during the fourth quarter of 2017 and the year ended December 31, 2017.

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
Total factored receivables	$48,826	$49,616
Average factored receivables
for the year ended	$45,794	$46,425
Total full time equivalent employees	36	35

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points. Interest on the Subordinated Debt is payable semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium.

The Subordinated Debt, net of unamortized issuance costs, totaled $39.2 million at December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The issuance of Subordinated Debt during the second quarter of 2017 resulted in an increase in the Company’s total risk‑based capital ratio at December 31, 2017, compared to December 31, 2016, but had no effect on the other regulatory capital ratios of the Company.  All of HBC’s regulatory capital ratios increased at December 31, 2017, compared to December 31, 2016, primarily due to the downstream of $20.0 million of the proceeds of the Subordinated Debt from the Company to HBC, and from the retention of $26.1 million in earnings, net of distributed dividends totaling $16.0 million from HBC to the Company for 2017.

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

2017 Highlights

The following are major factors that impacted the Company’s results of operations:

•Net interest income before provision for loan losses increased 11% to $101.5 million for the year ended December 31, 2017, compared to $91.2 million for the year ended December 31, 2016. The increase in net interest income for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to an increase in the average balance of loans, investment securities, and other interest earning assets.

•The fully tax equivalent (“FTE”) net interest margin contracted 13 basis points to 3.99% for the year ended December 31, 2017, compared to 4.12% for the year ended December 31, 2016. The contraction was primarily due to a higher average balance of lower yielding excess funds at the Federal Reserve Bank, the issuance of the subordinated debt, and a decrease in the accretion of the loan purchase discount into loan interest income from the 2015 Focus acquisition.  This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds.  The average balance of other investments and interest-bearing deposits in other financial institutions increased $89.7 million to $318.0 million for the year ended December 31, 2017, compared to $228.3 million for the year ended December 31, 2016.

•The average yield on the loan portfolio increased to 5.64% for the year ended December 31, 2017, compared to 5.57% for the year ended December 31, 2016, primarily due to increases in the prime rate, partially offset by the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 27 basis points for the year ended December 31, 2017, compared to the year ended December 31, 2016.  The average yield on the purchased residential loans was 2.68% for the year ended December 31, 2017, compared to 2.85% for the year ended December 31, 2016.  The yield on the purchased CRE loans was 3.51% for the year ended December 31, 2017, compared to 3.52% for the year ended December 31, 2016.

•The total purchase discount from the Focus loan portfolio was $5.4 million at August 20, 2015 (“the acquisition date”), of which $1.2 was remaining as of December 31, 2017.  The accretion of the loan purchase discount to loan interest income from the Focus transaction was $865,000 for the year ended December 31, 2017, compared to $1.5 million for the year ended December 31, 2016.

•There was a $99,000 provision for loan losses for the year ended December 31, 2017, compared to a $1.2 million provision for loan losses for the year ended December 31, 2016.

•Noninterest income decreased to $9.6 million for the year ended December 31, 2017, compared to $11.6 million for the year ended December 31, 2016. The decrease in total noninterest income for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $1.1 million gain on proceeds from company-owned life insurance and a $1.1 million gain on sales of securities in the year ended December 31, 2016, and lower servicing income in the year ended December 31, 2017.  The decrease was partially offset by increases in fee income from Bay View Funding during the year ended December 31, 2017, which is included in other noninterest income within the consolidated income statements.

•Noninterest expense for the year ended December 31, 2017 increased to $60.7 million, compared to $57.6 million for the year ended December 31, 2016, primarily due to higher salaries and employee benefits as a result of annual salary increases and hiring additional employees, and costs related to the proposed merger transactions, partially offset by lower professional fees.  The pre-tax acquisition costs incurred by the Company related to the proposed mergers totaled $671,000 during the year ended December 31, 2017.

•The efficiency ratio for the year ended December 31, 2017 improved to 54.65%, compared to 56.04% for the year ended December 31, 2016.

•On December 22, 2017, the Tax Act was signed into law, which among other items reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018. U.S. generally accepted accounting principles requires companies to remeasure certain tax-related assets and liabilities as of the date of enactment of the new legislation with resulting tax effects accounted for as tax expense in the reporting period of enactment.  The Company performed an analysis and determined the value of the net DTA was reduced by $7.1 million, which was recognized as a non-cash, incremental income tax expense during the year ended December 31, 2017.

•Income tax expense for the year ended December 31, 2017 increased to $26.5 million, compared to $16.6 million for the year ended December 31, 2016. Excluding the DTA adjustment, income tax expense was $19.4 million for the year ended December 31, 2017.   The effective tax rate for the year ended December 31, 2017 was 52.6%, compared to 37.7% for the year ended December 31, 2016.  Excluding the DTA adjustment, the effective tax rate was 38.5% for the year ended December 31, 2017.  The difference in the effective tax rate for the periods reported compared to the combined Federal and state statutory tax rate of 42%, is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships (net of low income housing investment losses), and tax-exempt interest income earned on municipal bonds.

The following are important factors in understanding our current financial condition and liquidity position:

•Cash, interest bearing deposits in other financial institutions and securities available-for-sale increased 24% to $708.1 million at December 31, 2017, from $572.7 million at December 31, 2016.

•Securities held-to-maturity, at amortized cost, totaled $398.3 million, compared to $324.0 million at December 31, 2016.

•Loans, excluding loans held-for-sale, increased $80.1 million, or 5%, to $1.58 billion at December 31, 2017, compared to $1.50 billion at December 30, 2016, which included an increase of $82.8 million, or 6% in the Company’s legacy portfolio, an increase of $6.4 million of purchased commercial real estate (“CRE”) loans, partially offset by a decrease of $8.3 million of purchased residential mortgage loans, and a decrease of $790,000 in the factored receivables portfolio.

•Nonperforming assets (“NPAs”) were $2.5 million, or 0.09% of total assets at December 31, 2017, compared to $3.3 million, or 0.13% of total assets at December 31, 2016.

•Classified assets were $25.1 million at December 31, 2017, compared to $13.6 million at December 31, 2016. There were no foreclosed assets at December 31, 2017, compared to $229,000 at December 31, 2016.

•The allowance for loan losses at December 31, 2017 was $19.7 million, or 1.24% of total loans, representing 791.07% of nonperforming loans. The allowance for loan losses at December 31, 2016 was $19.1 million, or 1.27% of total loans, representing 624.03% of nonperforming loans.

•Net recoveries totaled $470,000 for the year ended December 31, 2017, compared to net charge-offs of $1.1 million for the year ended December 31, 2016. Net charge-offs during 2016 included one commercial and industrial (“C&I”) loan relationship of $1.3 million that was charged-off in the fourth quarter of 2016.

•Total deposits increased $220.8 million, or 10%, to $2.48 billion at December 31, 2017, compared to $2.26 billion at December 31, 2016.

•The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, subordinated debt and short‑term borrowings) to total assets was 6.85% at December 31, 2017, compared to 6.73% at December 31, 2016.

•The loan to deposit ratio was 63.74% at December 31, 2017, compared to 66.42% at December 31, 2016.

•The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at December 31, 2017.

				Fully Phased-in
			Well-capitalized	Basel III Minimal
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	14.4%	13.2%	10.0%	10.5%
Tier 1 Risk-Based	11.4%	12.2%	8.0%	8.5%
Common Equity Tier 1 Risk-based	11.4%	12.2%	6.5%	7.0%
Leverage	8.0%	8.5%	5.0%	4.0%

(1)Requirements for both the Company and the Bank include a 2.5% capital conservation buffer, except leverage ratio.

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

Total deposits increased $220.8 million, or 10%, to $2.48 billion at December 31, 2017, compared to $2.26 billion at December 31, 2016.  Certificates of deposit from the State of California totaled $65.1 million at December 31, 2017, compared to $85.1 million at December 31, 2016. CDARS interest-bearing demand deposits, money market and time deposits increased to $16.8 million at December 31, 2017, compared to $9.4 million at December 31, 2016.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At December 31, 2017, we had $316.2 million in cash and cash equivalents and approximately $635.3 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and a line of credit with a correspondent bank. The Company also had $674.8 million (at fair value) in unpledged securities available at December 31, 2017. Our loan to deposit ratio decreased to 63.74% at December 31, 2017, compared to 66.42% at December 31, 2016.

Lending

Our lending business originates primarily through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, increased $80.1 million, or 5%, to $1.58 billion at December 31, 2017, compared to $1.50 billion at December 31, 2016. The increase which included an increase of $82.8 million, or 6%, in the Company’s legacy loan portfolio, an increase of $6.4 million of purchased CRE loans, partially offset by a decrease of $8.3 million of purchased residential mortgage loans, and a decrease of $790,000 in the factored receivables portfolio. The total loan portfolio remains well diversified with C&I loans accounting for 36% of the portfolio at December 31, 2017, which included $48.8 million of factored receivables at Bay View Funding. CRE loans accounted for 49% of the total loan portfolio at December 31, 2017, of which 41% were owner-occupied by businesses. Consumer and home equity loans accounted for 6% of total loans, land and construction loans accounted for 6% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at December 31, 2017. C&I line usage was 37% at December 31, 2017, compared to 42% at December 31, 2016.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 11% to $101.5 million for the year ended December 31, 2017, compared to $91.2 million for the year ended December 31, 2016, primarily due to an increase in the average balance of loans, investment securities, and other interest earning assets.

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

In June 2016, the Financial Accounting Standards Board issued new guidance on measurement of credit losses on financial instruments, which is the final guidance on the new current expected credit loss (“CECL”) model.  The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates.  Management is currently evaluating the impact of adopting CECL, which becomes effective for the Company on January 1, 2020.  The total effect of the adoption of CECL is currently unknown however, upon adoption, we expect an increase to the allowance for loan losses and a charge to equity.  Further discussion of the adoption of CECL appears in Note 1 – Summary of Significant Accounting Policies – Newly Issued, but not yet Effective Accounting Standards in the financial statements in this Form 10-K.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Noninterest expense for the year ended December 31, 2017 increased to $60.7 million, compared to $57.6 million for the year ended December 31, 2016, primarily due to higher salaries and employee benefits as a result of annual salary increases and hiring additional employees, and costs related to the merger transactions, partially offset by lower professional fees.

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

	Year Ended December 31,
	2017			2016			2015
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,531,922	86,346	5.64%	$1,422,707	$79,284	5.57%	$1,186,096	$68,259	5.75%
Securities — taxable	636,160	13,724	2.16%	501,347	10,432	2.08%	246,084	6,707	2.73%
Securities — exempt from Federal tax (3)	89,762	3,471	3.87%	91,822	3,523	3.84%	86,589	3,358	3.88%
Other investments and interest-bearing deposits
in other financial institutions	318,025	4,585	1.44%	228,293	2,425	1.06%	239,123	1,594	0.67%
Total interest earning assets (3)	2,575,869	108,126	4.20%	2,244,169	95,664	4.26%	1,757,892	79,918	4.55%
Cash and due from banks	33,542			33,899			34,196
Premises and equipment, net	7,553			7,624			7,463
Goodwill and other intangible assets	51,932			53,445			29,780
Other assets	86,722			86,064			83,090
Total assets	$2,755,618			$2,425,201			$1,912,421
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$944,275			$824,763			$630,198

Demand, interest-bearing	586,778	1,208	0.21%	511,595	1,026	0.20%	317,219	585	0.18%
Savings and money market	653,636	1,534	0.23%	526,227	1,127	0.21%	433,123	894	0.21%
Time deposits — under $100	19,789	57	0.29%	22,079	65	0.29%	20,631	61	0.30%
Time deposits — $100 and Over	187,298	1,188	0.63%	209,972	913	0.43%	204,982	658	0.32%
Time deposits — brokered	—	—	0.00%	7,590	62	0.82%	25,154	199	0.79%
CDARS — money market and time deposits	13,941	4	0.03%	8,232	6	0.07%	12,078	6	0.05%
Total interest-bearing deposits	1,461,442	3,991	0.27%	1,285,695	3,199	0.25%	1,013,187	2,403	0.24%
Total deposits	2,405,717	3,991	0.17%	2,110,458	3,199	0.15%	1,643,385	2,403	0.15%

Subordinated debt, net of issuance costs	23,266	1,394	5.99%	—	—	0.00%	—	—	0.00%
Short-term borrowings	75	2	2.67%	490	12	2.45%	629	19	3.02%
Total interest-bearing liabilities	1,484,783	5,387	0.36%	1,286,185	3,211	0.25%	1,013,816	2,422	0.24%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,429,058	5,387	0.22%	2,110,948	3,211	0.15%	1,644,014	2,422	0.15%
Other liabilities	57,670			58,666			63,253
Total liabilities	2,486,728			2,169,614			1,707,267
Shareholders’ equity	268,890			255,587			205,154
Total liabilities and shareholders’ equity	$2,755,618			$2,425,201			$1,912,421
Net interest income (3) / margin		102,739	3.99%		92,453	4.12%		77,496	4.41%
Less tax equivalent adjustment (3)		(1,215)			(1,233)			(1,175)
Net interest income		$101,524			$91,220			$76,321

(1)Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $533,000 for the year ended December 31, 2017, compared to $168,000 for the year ended December 31, 2016, and $285,000 for the year ended December 31, 2015.

(3)Reflects the fully tax equivalent adjustment (“FTE”) for tax exempt income based on a 35% Federal tax rate.

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

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$6,105	$957	$7,062	$13,218	$(2,193)	$11,025
Securities — taxable	2,895	397	3,292	5,313	(1,588)	3,725
Securities — exempt from Federal tax (1)	(83)	31	(52)	198	(33)	165
Other investments, and interest-bearing deposits
in other financial institutions	1,298	862	2,160	(110)	941	831
Total interest expense on interest-earning assets (1)	10,215	2,247	12,462	18,619	(2,873)	15,746

Expense from the interest-bearing liabilities:
Demand, interest-bearing	134	48	182	392	49	441
Savings and money market	324	83	407	217	16	233
Time deposits — under $100	(7)	(1)	(8)	5	(1)	4
Time deposits — $100 and over	(135)	410	275	32	223	255
Time deposits — brokered	(62)	—	(62)	(144)	7	(137)
CDARS — interest-bearing demand, money market
and time deposits	2	(4)	(2)	(2)	2	—
Subordinated debt, net of issuance costs	1,394	—	1,394
Short-term borrowings	(11)	1	(10)	(3)	(4)	(7)
Total interest expense on interest-bearing liabilities	1,639	537	2,176	497	292	789
Net interest income (1)	$8,576	$1,710	10,286	$18,122	$(3,165)	14,957
Less tax equivalent adjustment (1)			18			(58)
Net interest income			$10,304			$14,899

(1)Reflects tax equivalent adjustment (“FTE”) for tax exempt income based on a 35% Federal tax rate.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 13 basis points to 3.99% for the year ended December 31, 2017, compared to 4.12% for the year ended December 31, 2016, primarily due to a higher average balance of lower yielding excess funds at the Federal Reserve Bank, the issuance of the subordinated debt, and a decrease in the accretion of the loan purchase discount into loan interest income from the 2015 Focus acquisition.  This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds.  The average balance of other investments and interest-bearing deposits in other financial institutions increased $89.7 million to $318.0 million for the year ended December 31, 2017, compared to $228.3 million for the year ended December 31, 2016. The Company’s net interest margin for the year ended December 31, 2016 contracted 29 basis points from 4.41% for the year ended December 31, 2015, primarily due to lower yields on loans and securities, partially offset by an increase in the accretion of the loan purchase discount income from the Focus transaction.

The average yield on the loan portfolio increased to 5.64 % for the for the year ended December 31, 2017, compared to 5.57% for the year ended December 31, 2016, primarily due to increases in the prime rate, partially offset by the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 27 basis points for the year ended December 31, 2017, compared to the year ended December 31,

2016.  The average yield on the purchased residential loans was 2.68% for the year ended December 31, 2017, compared to 2.85% for the year ended December 31, 2016.  The yield on the purchased CRE loans was 3.51% for the year ended December 31, 2017, compared to 3.52% for the year ended December 31, 2016.  The average yield on the loan portfolio was 5.57% for the year ended December 31, 2016, compared to 5.75% for the year ended December 31, 2015, primarily due to a lower yield on the Bay View Funding factored receivables portfolio, and the impact of the lower yielding purchased residential mortgage loan and purchased CRE loan portfolios.

The accretion of the loan purchase discount in loan interest income from the Focus transaction was $865,000 for the year ended December 31, 2017, compared to $1.5 million for the year ended December 31, 2016.   The total purchase discount on from the Focus loan portfolio was $5.4 million at the acquisition date, of which $1.2 million was remaining as of December 31, 2017.

Net interest income for the year ended December 31, 2017 increased 11% to $101.5 million, compared to $91.2 million for the year ended December 31, 2016, primarily due to an increase in the average balance of loans, investment securities, and other interest earning assets. Net interest income for the year ended December 31, 2016 increased 20% to $91.2 million, compared to $76.3 million for the year ended December 31, 2015, primarily due to the full year impact of the Focus loan portfolio, organic growth in the loan portfolio, the purchase of residential mortgage loan and CRE loan portfolios, and an increase in the average balance of investment securities.

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

There was a $99,000 provision for loan losses for the year ended December 31, 2017, compared to $1.2 million provision for loan losses for the year ended December 31, 2016, and a $32,000 provision for loan losses for the year ended December 31, 2015. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

The allowance for loan losses totaled $19.7 million, or 1.24% of total loans at December 31, 2017, compared to $19.1 million, or 1.27% of total loans at December 31, 2016, and $18.9 million, or 1.39% of total loans at December 31, 2015. The allowance for loan losses to total nonperforming loans was 791.07% at December 31, 2017, compared to 624.03% at December 31, 2016, and 296.74% at December 31, 2015. Net recoveries totaled $470,000 for the year ended December 31, 2017, compared to net charge-offs of $1.1 million for the year ended December 31, 2016, and net recoveries of $515,000 for the year ended December 31, 2015.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

				Increase		Increase
	Year Ended			(decrease)		(Decrease)
	December 31,			2017 versus 2016		2016 versus 2015
	2017	2016	2015	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,231	$3,116	$2,803	$115	4%	$313	11%
Increase in cash surrender value of life insurance	1,666	1,747	1,697	(81)	(5)%	50	3%
Gain on sales of SBA loans	1,108	796	843	312	39%	(47)	(6)%
Servicing income	973	1,398	1,143	(425)	(30)%	255	22%
Gain on proceeds from company-
owned life insurance	—	1,119	—	(1,119)	(100)	1,119	N/A
Gain (loss) on sales of securities	(6)	1,099	642	(1,105)	(101)%	457	71%
Other	2,640	2,350	1,857	290	12%	493	27%
Total	$9,612	$11,625	$8,985	$(2,013)	(17)%	$2,147	29%

For the year ended December 31, 2017, noninterest income was $9.6 million, compared to $11.6 million for the year ended December 31, 2016, and $9.0 million for the year ended December 31, 2015. The decrease in total noninterest income for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $1.1 million gain on proceeds from company-owned life insurance and a $1.1 million gain on sales of securities in the year ended December 31, 2016, and lower servicing income in the year ended December 31, 2017.  The decrease was partially offset by increases in fee income from Bay View Funding during the year ended December 31, 2017, which is included in other noninterest income within the consolidated income statements. The increase in noninterest income for the year ended December 31, 2016, compared to the year ended December 31, 2015, was primarily due to a $1.1 million gain on proceeds from company-owned life insurance, a $457,000 increase in the gain on sales of securities, a $313,000 increase in service charges and fees on deposit accounts, and a $255,000 increase in servicing income.

Historically, a portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2017, SBA loan sales resulted in a $1.1 million gain, compared to a $796,000 gain on sales of SBA loans in 2016, and a $843,000 gain on sales of SBA loans in 2015.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

					Increase		Increase
	Year Ended				(Decrease)		(Decrease)
	December 31,				2017 versus 2016		2016 versus 2015
	2017	2016	2015		Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$37,029	$34,660	$35,146		$2,369	7%	$(486)	(1)%
Occupancy and equipment	4,578	4,378	4,300		200	5%	78	2%
Professional fees	2,982	3,471	1,828		(489)	(14)%	1,643	90%
Software subscriptions	1,831	1,573	1,214		258	16%	359	30%
Insurance expense	1,529	1,275	1,127		254	20%	148	13%
Data processing	1,483	1,331	1,371		152	11%	(40)	(3)%
Amortization of intangible assets	1,361	1,568	1,043		(207)	(13)%	525	50%
FDIC deposit insurance premiums	1,084	1,160	1,092		(76)	(7)%	68	6%
Acquisition and integration related costs	671	—	3,546	(1)	671	N/A	(3,546)	(100)%
Foreclosed assets	6	25	(94)		(19)	(76)%	119	(127)%
Other	8,184	8,198	8,100		(14)	0%	98	1%
Total	$60,738	$57,639	$58,673		$3,099	5%	$(1,034)	(2)%

(1)Does not include one‑time pre‑tax severance and retention cost of $2.9 million, which is included in salaries and employee benefits for the year ended December 31, 2015.

The following table indicates the percentage of noninterest expense in each category:

	2017		2016		2015
		Percent		Percent			Percent
	Amount	of Total	Amount	of Total	Amount		of Total
	(Dollars in thousands)
Salaries and employee benefits	$37,029	61%	$34,660	60%	$35,146		60%
Occupancy and equipment	4,578	8%	4,378	8%	4,300		7%
Professional fees	2,982	5%	3,471	6%	1,828		3%
Software subscriptions	1,831	3%	1,573	3%	1,214		2%
Insurance expense	1,529	3%	1,275	2%	1,127		2%
Data processing	1,483	2%	1,331	2%	1,371		2%
Amortization of intangible assets	1,361	2%	1,568	3%	1,043		2%
FDIC deposit insurance premiums	1,084	2%	1,160	2%	1,092		2%
Acquisition and integration related costs	671	1%	—	0%	3,546	(1)	6%
Foreclosed assets	6	0%	25	0%	(94)		0%
Other	8,184	13%	8,198	14%	8,100		14%
Total	$60,738	100%	$57,639	100%	$58,673		100%

(1)Does not include one‑time pre‑tax severance and retention cost of $2.9 million, which is included in salaries and employee benefits for the year ended December 31, 2015.

Noninterest expense for the year ended December 31, 2017 increased 5% to $60.7 million, compared to $57.6 million for the year ended December 31, 2016, primarily due to higher salaries and employee benefits as a result of annual salary increases and hiring additional employees, and costs related to the proposed merger transactions, partially offset by lower professional fees. Full-time equivalent employees were 278, 263, and 260 at December 31, 2017, 2016, and 2015, respectively.

Noninterest expense for the year ended December 31, 2016 decreased 2% to $57.6 million, compared to $58.7 million for the year ended December 31, 2015, primarily due to $6.4 million of pre-tax acquisition, severance and retention costs incurred by the Company for the year ended December 31, 2015 related to the Focus acquisition. Noninterest expense for the year ended December 31, 2016 reflect former Focus employees retained by the Company, an increase in amortization of the core deposit intangible assets as a result of the Focus acquisition, annual salary increases, newly hired employees and higher professional fees. Professional fees were significantly lower for the year ended December 31, 2015 due to recoveries of legal fees on problem loans that were paid off in 2015.

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

On December 22, 2017, the Tax Act was signed into law, which among other items reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018. U.S. generally accepted accounting principles requires companies to remeasure certain tax-related assets and liabilities as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment.  We have concluded that the enactment of the Tax Act caused our net DTA to be remeasured at the new lower tax rate.  The Company performed an analysis and determined the value of the net DTA should be reduced by $7.1 million, which was recognized as a non-cash, incremental income tax expense during the fourth quarter of 2017.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated.  SAB 118 also permits a measurement period up to one year from the date of enactment to refine the provisional accounting.  There were no items for which the Company was unable to make a reasonable estimate for the effects of the tax law change. The Company has completed its accounting for the effects of the Tax Act on its deferred tax assets and liabilities.

The Company’s Federal and state income tax expense in 2017 was $26.5 million, compared to $16.6 million in 2016, and $10.1 million in 2015. The following table shows the effective income tax rates for the dates indicated:

	For the Year Ended
	December 31,
	2017	2016	2015
Effective income tax rate	52.6%	37.7%	38.0%

Excluding the DTA adjustment, income tax expense was $19.4 million and the effective tax rate was 38.5% for the year ended December 31, 2017.  The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and Enterprise Zone hiring credits.

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

The Company had the net deferred tax assets of $16.2 million and $25.1 million at December 31, 2017, and December 31, 2016, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2017 and December 31, 2016 will be fully realized in future years.

The impact of the Tax Act on the Company’s 2017 financial results are not necessarily indicative of the results to be achieved for any future periods.

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

	At or for Year Ended
	December 31, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$95,027	$11,884	$106,911
Intersegment interest allocations	1,126	(1,126)	—
Total interest expense	5,387	—	5,387
Net interest income	90,766	10,758	101,524
Provision (credit) for loan losses	102	(3)	99
Net interest income after provision	90,664	10,761	101,425
Noninterest income	8,559	1,053	9,612
Noninterest expense (2)	53,860	6,878	60,738
Intersegment expense allocations	528	(528)	—
Income before income taxes	45,891	4,408	50,299
Income tax expense (3)	24,266	2,205	26,471
Net income	$21,625	$2,203	$23,828

Total assets	$2,780,286	$63,166	$2,843,452
Loans, net of deferred fees	$1,533,841	$48,826	$1,582,667
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations.

(2)	Includes $671,000 pre-tax acquisition costs related to the Tri-Valley and United American proposed mergers in the banking segment.

(3)Includes $7.1 million of expense associated with remeasurement of the net DTA, of which $6.7 million was in the banking segment, and $354,000 was in the factoring segment.

	At or for Year Ended
	December 31, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$82,175	$12,256	$94,431
Intersegment interest allocations	1,163	(1,163)	—
Total interest expense	3,211	—	3,211
Net interest income	80,127	11,093	91,220
Provision for loan losses	1,181	56	1,237
Net interest income after provision	78,946	11,037	89,983
Noninterest income	10,821	804	11,625
Noninterest expense	50,298	7,341	57,639
Intersegment expense allocations	804	(804)	—
Income before income taxes	40,273	3,696	43,969
Income tax expense	15,036	1,552	16,588
Net income	$25,237	$2,144	$27,381

Total assets	$2,507,121	$63,759	$2,570,880
Loans, net of deferred fees	$1,452,991	$49,616	$1,502,607
Goodwill	$32,620	$13,044	$45,664

(1)Includes the holding company’s results of operations.

	At or for Year Ended
	December 31, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$66,306	$12,437	$78,743
Intersegment interest allocations	1,087	(1,087)	—
Total interest expense	2,422	—	2,422
Net interest income	64,971	11,350	76,321
Provision for loan losses	(156)	188	32
Net interest income after provision	65,127	11,162	76,289
Noninterest income	8,234	751	8,985
Noninterest expense (2)	51,438	7,235	58,673
Intersegment expense allocations	386	(386)	—
Income before income taxes	22,309	4,292	26,601
Income tax expense	8,301	1,803	10,104
Net income	$14,008	$2,489	$16,497

Total assets	$2,306,543	$55,036	$2,361,579
Loans, net of deferred fees	$1,318,657	$40,059	$1,358,716

(1)	Includes the holding company’s results of operations.
(2)	Includes $6.4 million pre-tax acquisition costs related to the Focus acquisition in the banking segment.

Banking.  Our banking segment’s net income decreased to $21.6 million for the year ended December 31, 2017, compared to net income of $25.2 for the year ended December 31, 2016, primarily due to pre-tax acquisition costs of $671,000 related to the Tri-Valley and United American proposed mergers and a $6.7 million revaluation of the net DTA due to enactment of the Tax Act. For the year ended December 31, 2017, net interest income increased to $90.8 million, compared to $80.1 million for the year ended December 31, 2016, primarily as a result of an increase in the average balance of loans, investment securities, and other interest earning assets. The provision for loan losses was $102,000 for the year ended December 31, 2017, compared to a provision for loan losses of $1.2 million for the year ended December 31, 2016. Noninterest income decreased to $8.6 million for the year ended December 31, 2017, compared to $10.8 million for the year ended December 31, 2016, primarily due to a $1.1 million gain on proceeds from company-owned life insurance and a $1.1 million gain on sales of investment securities for the year ended 2016, and lower servicing income for the year ended December 31, 2017.  For the year ended December 31, 2017, noninterest expense increased to $53.9 million, compared to $50.3 million for the year ended December 31, 2016, primarily due to higher salaries and employee benefits as a result of annual salary increases and hiring additional employees, and costs related to the proposed merger transactions. Income tax expense of $24.3 million for the year ended December 31, 2017 included a non-cash additional tax expense of $6.7 million, which resulted from the remeasurement of our net DTA. Income tax expense for the year ended December 31, 2016 was $15.0 million.

For the year ended December 31, 2016, our banking segment’s net income increased to $25.2 million, compared with $14.0 million for the year ended December 31, 2015. Net interest income increased to $80.1 million for the year ended December 31, 2016, compared to $65.0 million for the year ended December 31, 2015, primarily due to the full year impact of the Focus loan portfolio, organic growth in the loan portfolio, the purchase of residential mortgage loan and CRE loan portfolios, and an increase in the average balance of investment securities.  The provision for loan losses for the year ended December 31, 2016 increased to $1.2 million, compared to a $156,000 credit provision for loan losses for the year ended December 31, 2015.  Net charge-offs were $1.0 million for the year ended December 31, 2016, compared to net recoveries of $711,000 for the year ended December 31, 2015.  Net charge-offs for the year ended December 31, 2016 included one $1.3 million C&I loan relationship charged-off in the fourth quarter of 2016.  Noninterest income increased to $10.8 million for the year ended December 31, 2016, compared to $8.2 million for the year ended December 31, 2015, primarily due to a $1.1 million gain on proceeds from company-owned life insurance, and an increase in the gain on sales of securities, service charges and fees on deposit accounts, and servicing income. For the year ended December 31, 2016, noninterest expense was $50.3 million, compared to $51.4 million for year ended December 31, 2015.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 36 days for the year ended December 31, 2017, compared to 35 days for the year ended December 31, 2016. The balance of the purchased receivables as of December 31, 2017 and 2016 was $48.8 million and $49.6 million, respectively. Bay View Funding’s net income was $2.2 million for the year ended December 31, 2017, compared $2.1 million for the year ended December 31, 2016. Net income for the year ended December 31, 2017, included a $354,000 remeasurement of the net DTA due to enactment of the Tax Act.  For the year ended December 31, 2017, net interest income decreased to $10.8 million, compared to $11.1 million for the year ended December 31, 2016, primarily due to a decrease in the average yield on the factored receivables portfolio, and a decrease in the average balance of factored receivables outstanding. For the year ended December 31, 2017, the credit for loan losses was ($3,000), compared to a provision for loan losses of $56,000 for the year ended December 31, 2016. For the year ended December 31, 2017, noninterest income increased to $1.1 million, compared to $804,000 for the year ended December 31, 2016, primarily due to an increase in fees. For the year ended December 31, 2017, noninterest expense was $6.9 million, compared to $7.3 million for the year ended December 31, 2016. Income tax expense of $2.2 million for the year ended December 31, 2017 included a non-cash additional tax expense of $354,000, which resulted from the remeasurement of our net DTA.  Income tax expense for the year ended December 31, 2016 was $1.6 million.

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

FINANCIAL CONDITION

As of December 31, 2017, total assets increased 11% to $2.84 billion, compared to $2.57 billion at December 31, 2016. Securities available-for-sale, at fair value, were $391.9 million at December 31, 2017, an increase of 28% from

$306.6 million at December 31, 2016. Securities held-to-maturity, at amortized cost, were $398.3 million at December 31, 2017, an increase of 23% from $324.0 million at December 31, 2016. Total loans, excluding loans held-for-sale, increased $80.1 million, or 5%, to $1.58 billion at December 31, 2017, compared to $1.50 billion at December 31, 2016, which included an increase of $82.8 million, or 6% in the Company’s legacy portfolio, an increase of $6.4 million of purchased CRE loans, partially offset by a decrease of $8.3 million of purchased residential mortgage loans, and a decrease of $790,000 in the factored receivables portfolio.

Total deposits increased $220.8 million, or 10%, to $2.48 billion at December 31, 2017, compared to $2.26 billion at December 31, 2016. Deposits, excluding all time deposits and CDARS deposits, increased $244.6 million, or 12%, to $2.28 billion at December 31, 2017, from $2.03 billion at December 31, 2016.

Securities Portfolio

The following table reflects the balances for each category of securities at year‑end:

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$374,733	$290,989	$324,230
Trust preferred securities	17,119	15,600	15,132
U.S. Treasury	—	—	30,003
U.S. Government sponsored entities	—	—	9,041
Corporate bonds	—	—	6,673
Total	$391,852	$306,589	$385,079
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$309,616	$233,409	$15,793
Municipals — exempt from Federal tax	88,725	90,601	93,518
	$398,341	$324,010	$109,311

The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2017:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$263,799	2.16%	$110,934	2.44%	$—	—	$374,733	2.24%
Trust preferred securities	—	—	—	—	—	—	17,119	5.95%	17,119	5.95%
Total	$—	—	$263,799	2.16%	$110,934	2.44%	$17,119	5.95%	$391,852	2.40%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$147,655	1.87%	$125,750	2.31%	$36,211	3.09%	$309,616	2.19%
Municipals — exempt from Federal tax (1)	7,973	3.93%	33,800	3.90%	22,462	4.03%	24,490	3.79%	88,725	3.90%
Total	$7,973	3.93%	$181,455	2.25%	$148,212	2.57%	$60,701	3.37%	$398,341	2.57%

(1)Reflects tax equivalent yield based on a 35% Federal tax rate.

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

The investment securities available-for-sale portfolio totaled $391.9 million at December 31, 2017, an increase of 28% from $306.6 million at December 31, 2016. At December 31, 2017, the Company’s securities available-for-sale portfolio, at fair value, was comprised of $374.8 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), and $17.1 million of single entity issue trust preferred securities. The pre-tax unrealized loss on securities available-for-sale at December 31, 2017 was ($1.5) million, compared to a pre-tax unrealized loss on securities available-for-sale of ($2.0) million at December 31, 2016, and a pre-tax unrealized gain on securities available-for-sale of $501,000 at December 31, 2015. All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio.

During the year ended December 31, 2017, the Company purchased $144.9 million of investment securities available‑for‑sale, which consisted of $30.2 million of Federal Home Loan Mortgage Corporation (“FHLMC”) securities, with an average book yield of 2.45%, and $114.7 million of Federal National Mortgage Association (“FNMA”) securities, with an average book yield of 2.35%.

At December 31, 2017, investment securities held-to-maturity totaled $398.3 million, an increase of 23% from $324.0 million at December 31, 2016. At December 31, 2017, the Company’s securities held-to-maturity portfolio, at amortized cost, was comprised $309.6 million agency mortgage-backed securities, and $88.7 million of tax-exempt municipal bonds.

During the year ended December 31, 2017, the Company purchased $120.5 million of investment securities held-to-maturity, which consisted of $52.6 million FHLMC securities, with an average book yield of 2.39%, $63.7 million of FNMA securities, with an average book yield of 2.53%, and $4.2 million of Government National Mortgage Association (“GNMA”) securities, with an average book yield of 2.51% .

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 56% of total assets at December 31, 2017 and 58% at December 31, 2016. The ratio of loans to deposits increased to 63.74% at December 31, 2017 from 66.42% at December 31, 2016.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding, excluding loans held‑for‑sale, and the percentage distribution in each category at the dates indicated.

	December 31,
	2017	% to Total	2016	% to Total	2015	% to Total	2014	% to Total	2013	% to Total
	(Dollars in thousands)
Commercial	$573,296	36%	$604,331	40%	$556,522	41%	$462,403	43%	$393,074	43%
Real estate:
CRE	772,867	49%	662,228	44%	625,665	46%	478,335	44%	423,288	46%
Land and construction	100,882	6%	81,002	5%	84,428	6%	67,980	6%	31,443	3%
Home equity	79,176	5%	82,459	6%	76,833	6%	61,644	6%	51,815	6%
Residential mortgages	44,561	3%	52,887	4%	—	—%	—	—%	—	—%
Consumer	12,395	1%	20,460	1%	16,010	1%	18,867	1%	15,677	2%
Total Loans	1,583,177	100%	1,503,367	100%	1,359,458	100%	1,089,229	100%	915,297	100%
Deferred loan fees, net	(510)	—	(760)	—	(742)	—	(586)	—	(384)	—
Loans, net of deferred fees	1,582,667	100%	1,502,607	100%	1,358,716	100%	1,088,643	100%	914,913	100%
Allowance for loan losses	(19,658)		(19,089)		(18,926)		(18,379)		(19,164)
Loans, net	$1,563,009		$1,483,518		$1,339,790		$1,070,264		$895,749

The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 63% of its gross loans were secured by real property as of December 31, 2017, compared to 59% as of December 31, 2016. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2017, loans were sold resulting in a gain on sales of SBA loans of $1.1 million, compared to a gain on sales of SBA loans of $796,000 for 2016, and $843,000 for 2015.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables is 36 days. The balance of the purchased receivables as of December 31, 2017 and 2016 was $48.8 million and $49.6 million, respectively.

The commercial loan portfolio of $573.3 million at December 31, 2017 decreased $31.0 million from $604.3 million at December 31, 2016. The commercial loan line usage was 37% at December 31, 2017, compared to 42% at December 31, 2016.

The Company’s CRE loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on CRE loans are generally between five and ten years (with amortization ranging from fifteen to twenty‑five years and a balloon payment due at maturity), however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The CRE loan portfolio increased $110.6 million, or 17%, to $772.9 million at December 31, 2017, compared to $662.2 million at December 31, 2016, which included an increase of $104.3 million, or 17%, in the Company’s legacy portfolio, and an increase of $6.3 million of purchased CRE loans. During the fourth quarter of 2016, the Company purchased $31.1 million of CRE loans on properties located primarily in the San Francisco Bay Area, with an average loan principal amount of approximately $1.8 million, and weighted average yield of 3.88%, net of servicing fees to the servicer.  During the first quarter of 2017, the Company purchased an additional $7.4 million of CRE loans on properties located primarily in the San Francisco Bay Area, with an average loan principal amount of approximately $2.5 million per loan, and weighted average yield of 3.89%, net of servicing fees to the servicer. At December 31, 2017, the purchased CRE loans outstanding totaled $37.3 million, compared to $31.0 million at December 31, 2016.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $19.9 million to $100.9 million at December 31, 2017, compared to $81.0 million at December 31, 2016.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio.

During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000, and weighted average yield of 3.00%, net of servicing fees to the servicer. There were no purchases of residential mortgage loans during the year ended December 31, 2017. Residential mortgage loans outstanding at December 31, 2017 totaled $44.6 million, compared to $52.9 million at December 31, 2016.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $46.0 million and $76.6 million at December 31, 2017, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale), as of December 31, 2017. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2017, approximately 50% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$458,534	$90,240	24,522	$573,296
Real estate:
CRE	89,799	267,764	415,304	772,867
Land and construction	100,882	—	—	100,882
Home equity	74,649	1,275	3,252	79,176
Residential mortgages	522	—	44,039	44,561
Consumer	12,279	116	—	12,395
Loans	$736,665	$359,395	$487,117	$1,583,177

Loans with variable interest rates	$663,641	45,048	76,745	$785,434
Loans with fixed interest rates	73,024	314,347	410,372	797,743
Loans	$736,665	$359,395	$487,117	$1,583,177

Loan Servicing

As of December 31, 2017, 2016, and 2015 there were $139.1 million, $164.5 million, and $175.5 million, respectively, of SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2017	2016	2015
	(Dollars in thousands)
Beginning of period balance	$1,854	$2,209	$565
Additions	278	219	2,126
Amortization	(759)	(574)	(482)
End of period balance	$1,373	$1,854	$2,209

Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2017 and 2016, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	2017	2016	2015
	(Dollars in thousands)
Beginning of period balance	$1,067	$1,367	$1,481
Unrealized holding loss	(99)	(300)	(114)
End of period balance	$968	$1,067	$1,367

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2017, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

Carrying amount/fair value of Interest-Only (I/O) strip	$968
Prepayment speed assumption (annual rate)	8.1
Impact on fair value of 10% adverse change in prepayment speed (CPR 8.9%)	$(14)
Impact on fair value of 20% adverse change in prepayment speed (CPR 9.8%)	$(28)
Residual cash flow discount rate assumption (annual)	13.9%
Impact on fair value of 1% adverse change in discount rate (15.2% discount rate)	$(30)
Impact on fair value of 2% adverse change in discount rate (16.6% discount rate)	$(58)

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

Nonperforming assets are comprised of the following: loans and loans held‑for‑sale for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $6.9 million and $8.0 million at December 31, 2017 and December 31, 2016, respectively, of which $1.4 million and $2.1 million were on nonaccrual. There were also $840,000 and $1.0 million loans less than 30 days past due included in nonaccrual loans held-for-investment, at December 31, 2017 and December 31, 2016, respectively.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$2,250	$3,059	$4,716	$5,855	$11,326
Restructured and loans 90 days past due and
still accruing	235	—	1,662	—	492
Total nonperforming loans	2,485	3,059	6,378	5,855	11,818
Foreclosed assets	—	229	364	696	575
Total nonperforming assets	$2,485	$3,288	$6,742	$6,551	$12,393

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.16%	0.22%	0.50%	0.60%	1.35%
Nonperforming assets as a percentage of total assets	0.09%	0.13%	0.29%	0.41%	0.83%

Nonperforming assets were $2.5 million, or 0.09% of total assets, at December 31, 2017, compared to $3.3 million, or 0.13% of total assets, at December 31, 2016. There were no foreclosed assets at December 31, 2017, compared to $229,000 at December 31, 2016.

The following table presents nonperforming loans by class at year end:

	December 31, 2017			December 31, 2016
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$1,250	$235	$1,485	$2,171	$—	$2,171
Real estate:
CRE	501	—	501	419	—	419
Land and construction	119	—	119	199	—	199
Home equity	379	—	379	267	—	267
Consumer	1	—	1	3	—	3
Total	$2,250	$235	$2,485	$3,059	$—	$3,059

Loans with a well defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans was $25.1 million at December 31, 2017, and $13.3 million at December 31, 2016. There were no loans held-for-sale included in classified loans at December 31, 2017, and December 31, 2016. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	December 31, 2017			December 31, 2016
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$554,913	$18,383	$573,296	$594,255	$10,076	$604,331
Real estate:
CRE	766,988	5,879	772,867	659,777	2,451	662,228
Land and construction	100,763	119	100,882	80,803	199	81,002
Home equity	78,486	690	79,176	81,866	593	82,459
Residential mortgages	44,561	—	44,561	52,887	—	52,887
Consumer	12,394	1	12,395	20,455	5	20,460
Total	$1,558,105	$25,072	$1,583,177	$1,490,043	$13,324	$1,503,367

Classified loans increased to $25.1 million at December 31, 2017, from $13.3 million at December 31, 2016, primarily due to a $12.5 million loan relationship that management downgraded the risk rating and identified these credits as classified loans during the fourth quarter of 2017, of which $7.1 million was included in classified commercial loans, and $5.4 million was included in classified CRE loans.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Year Ended December 31, 2017
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2017	$131	$2	$133
Additions	198	15	213
Principal repayments	(20)	(1)	(21)
Balance at December 31, 2017	$309	$16	$325

	Year Ended December 31, 2016
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2016	$149	$4	$153
Principal repayments	(18)	(2)	(20)
Balance at December 31, 2016	$131	$2	$133

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

The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

•Commercial loans consist primarily of commercial and industrial loans (business lines of credit), and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which may impact a borrower’s ability to continue to make scheduled payments. The factored receivables at Bay View Funding are included in the Company’s commercial loan portfolio; however, they are evaluated for risk primarily based on the agings of the receivables. Faster turning receivables imply less risk and therefore warrant a lower associated allowance. Should the overall aging for the portfolio increase, this structure will by formula increase the allowance to reflect the increasing risk. Should the portfolio turn more quickly, it would reduce the associated allowance to reflect the reducing risk.

•Real estate loans consist primarily of loans secured by commercial and residential real estate. Also included in this segment are land and construction loans and home equity lines of credit secured by real estate. As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lay primarily within these loan types. Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties. These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

•Consumer loans consist primarily of a large number of small loans and lines of credit. The majority of installment loans are made for consumer and business purchases. Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Beginning of year balance	$19,089	$18,926	$18,379	$19,164	$19,027
Charge-offs:
Commercial	(2,239)	(1,966)	(527)	(815)	(1,676)
Real estate:
CRE	—	—	(2)	—	(173)
Land and construction	—	—	—	—	(1)
Home equity	—	—	—	(87)	(102)
Consumer	—	(41)	(9)	(25)	—
Total charge-offs	(2,239)	(2,007)	(538)	(927)	(1,952)

Recoveries:
Commercial	1,585	365	877	418	2,621
Real estate:
CRE	859	—	9	35	274
Land and construction	244	568	127	26	—
Home equity	21	—	10	1	9
Consumer	—	—	30	—	1
Total recoveries	2,709	933	1,053	480	2,905
Net (charge-offs) recoveries	470	(1,074)	515	(447)	953
Provision (credit) for loan losses	99	1,237	32	(338)	(816)
End of year balance	$19,658	$19,089	$18,926	$18,379	$19,164

RATIOS:
Net charge-offs (recoveries) to average loans (1)	(0.03)%	0.08%	(0.04)%	0.05%	(0.11)%
Allowance for loan losses to total loans (1)	1.24%	1.27%	1.39%	1.69%	2.09%
Allowance for loan losses to nonperforming loans	791.07%	624.03%	296.74%	313.90%	162.16%

(1)Average loans and total loans exclude loans held‑for‑sale.

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

	December 31,
	2017		2016		2015		2014		2013
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$10,608	36%	$10,656	40%	$10,748	41%	$11,187	43%	$12,533	43%
Real estate:
CRE	5,909	49%	5,181	44%	4,980	46%	4,707	44%	4,922	46%
Land and construction	1,441	6%	1,221	5%	1,504	6%	1,048	6%	356	3%
Home equity	1,390	5%	1,639	6%	1,592	6%	1,315	6%	1,270	6%
Residential mortgages	210	3%	286	4%	—	—	—	—	—	—
Consumer	100	1%	106	1%	102	1%	122	1%	83	2%
Total	$19,658	100%	$19,089	100%	$18,926	100%	$18,379	100%	$19,164	100%

The allowance for loan losses totaled $19.7 million, or 1.24% of total loans at December 31, 2017, compared to $19.1 million, or 1.27% of total loans at December 31, 2016. The allowance for loan losses to total nonperforming loans increased to 791.07% at December 31, 2017, compared to 624.03% at December 31, 2016. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $470,000, or (0.03)% of average loans, for the year ended December 31, 2017, compared to net charge-offs of $1.1 million, or 0.08% of average loans, for the year ended December 31, 2016.

The allowance for loan losses related to the commercial portfolio decreased $48,000 at December 31, 2017 from December 31, 2016, primarily due to net charge‑offs of $654,000, resulting in a provision to the allowance for loan losses of $606,000. The allowance for loan losses related to the real estate portfolio increased $623,000 at December 31, 2017 from December 31, 2016, due to net recoveries of $1.1million resulting in a credit provision for loan losses of $501,000.

Goodwill and Other Intangible Assets

On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at December 31, 2017 and December 31, 2016 was $45.6 million, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

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

The Company completed its annual impairment analysis on the goodwill from the Bay View Funding and Focus acquisitions as of November 30, 2017, with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the Company’s equity exceeded its reported book value of equity at November 30, 2017. As such, no impairment was indicated and no further testing was required.

Other intangible assets were $5.6 million at December 31, 2017, compared to $7.0 million at December 31, 2016. The core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007 was fully amortized at December 31, 2017 and totaled $195,000 at December 31, 2016, net of accumulated amortization.  The core deposit intangible asset arising from the acquisition of Focus was $4.3 million at December 31, 2017 and $5.2 million at December 31, 2016, net of accumulated amortization. A below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014 were $1.3 million at December 31, 2017 and $1.6 million at December 31, 2016, net of accumulated amortization. The below market lease and non-compete agreement intangible assets were fully amortized at December 31, 2017.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$989,753	40%	$917,187	41%	$821,405	40%
Demand, interest-bearing	601,929	24%	541,282	24%	496,278	24%
Savings and money market	684,131	27%	572,743	25%	496,843	24%
Time deposits — under $250	51,710	2%	57,857	3%	62,026	3%
Time deposits — $250 and over	138,634	6%	163,670	7%	160,815	8%
Time deposits — brokered	—	0%	—	0%	17,825	1%
CDARS — interest-bearing demand,
money market and time deposits	16,832	1%	9,401	0%	7,583	0%
Total deposits	$2,482,989	100%	$2,262,140	100%	$2,062,775	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were 3% of deposits at December 31, 2017 and 4% at December 31, 2016.

Total deposits increased $220.8 million, or 10%, to $2.48 billion at December 31, 2017, compared to $2.26 billion at December 31, 2016.  Noninterest-bearing deposits increased $72.6 million at December 31, 2017 from December 31, 2016. Interest-bearing demand deposits increased $60.6 million at December 31, 2017 from December 31, 2016. Savings and money market deposits increased $111.4 million at December 31, 2017 from December 31, 2016. There were no brokered deposits at December 31, 2017 and December 31, 2016. Deposits, excluding all time deposits and CDARS deposits, increased $244.6 million, or 12%, to $2.28 billion at December 31, 2017, from $2.03 billion at December 31, 2016.

At December 31, 2017, the Company had $72.5 million, at fair value, of securities pledged for $65.1 million in certificates of deposits from the State of California. At December 31, 2016, the Company had $94.1 million, at fair value, of securities pledged for $85.1 million in certificates of deposits from the State of California.

At December 31, 2017, the $16.8 million of CDARS deposits were comprised of $10.9 million of interest-bearing demand deposits, $1.7 million of money market accounts and $4.2 million of time deposits. At December 31, 2016, the $9.4 million of CDARS deposits were comprised of $2.5 million of interest-bearing demand deposits, $3.7 million of money market accounts and $3.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of December 31, 2017:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$88,164	62%
Over three months through six months	27,868	19%
Over six months through twelve months	19,827	14%
Over twelve months	6,992	5%
Total	$142,851	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2017	2016	2015
Return on average assets	0.86%	1.13%	0.86%
Return on average tangible assets	0.88%	1.15%	0.88%
Return on average equity	8.86%	10.71%	8.04%
Return on average tangible equity	10.98%	13.55%	9.41%
Average equity to average assets ratio	9.76%	10.54%	10.73%

These ratios for the year ended December 31, 2017 decreased from the year ended December 31, 2016, primarily due to the $7.1 million remeasurement of the Company’s net DTA.

Off‑Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $687.4 million at December 31, 2017, as compared to $596.5 million at December 31, 2016. Unused commitments represented 43% and 40% of outstanding gross loans at December 31, 2017 and 2016, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off‑balance sheet arrangements, see Note 15 to the consolidated financial statements located elsewhere herein.

The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$102,505	$570,190	$15,556	$565,166
Standby letters of credit	3,972	10,715	3,921	11,837
	$106,477	$580,905	$19,477	$577,003

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2017, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Deposits(1)	$2,471,181	$11,493	$315	$—	$2,482,988
Operating leases	3,222	5,107	1,949	1,352	11,630
Other long-term liabilities(2)	1,085	3,196	3,462	35,557	43,301
Total contractual obligations	$2,475,488	$19,796	$5,726	$36,909	$2,537,919

(1)Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

(2)Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information is provided in Note 13 to the consolidated financial statements.

In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest‑bearing deposit accounts and debt obligations, payments for quarterly income tax estimates and contributions to certain employee benefit plans.

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short‑term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have historically been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short‑term liquidity needs the Company may utilize overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicit brokered deposits if cost effective deposits are not available from local sources, and maintain collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available‑for‑sale. At December 31, 2017, the Company had $65.1 million of certificates of deposits from the State of California, compared to $85.1 million at December 31, 2016.  Management does not expect to renew the $65.1 million of certificates of deposits from the State of California which mature in the first quarter of 2018.

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 63.74% at December 31, 2017, compared to 66.42% at December 31, 2016.

FHLB and FRB  Borrowings and Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2017 and December 31, 2016. The Company had $247.2 million of loans pledged to the FHLB as collateral on an available line of credit of $198.8 million at December 31, 2017.

The Company can also borrow from FRB’s discount window. The Company had $612.6 million of loans pledged to the Federal Reserve as collateral on an available line of credit of $376.5 million at December 31, 2017, none of which was outstanding.

At December 31, 2017 and 2016, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2017 or 2016.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2017 or 2016.

The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2017 or 2016.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	2017	2016	2015
	(Dollars in thousands)
Average balance during the year	$—	$418	$578
Average interest rate during the year	—	2.57%	3.14%
Maximum month-end balance during the year	$—	$3,000	$3,000
Average rate at period-end	N/A	N/A	3.00

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of Subordinated Debt due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points.  Interest on the Subordinated Debt is payable in arrears semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date.  The Company at its option may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The Subordinated Debt, net of unamortized issuance costs, totaled $39.2 million at December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The Company down streamed $20 million of the proceeds to HBC during the second quarter of 2017.

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

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	December 31,	December 31,	December 31,
	2017	2016	2015
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$229,258	$214,924	$181,222
Additional Tier 1 capital	—	—	18,077
Tier 1 Capital	229,258	214,924	199,299
Tier 2 Capital	59,496	19,705	19,616
Total risk-based capital	$288,754	$234,629	$218,915

Risk-weighted assets	$2,003,652	$1,876,732	$1,750,515
Average assets for capital purposes	$2,873,978	$2,515,623	$2,322,940

Capital ratios:
Total risk-based capital	14.4%	12.5%	12.5%
Tier 1 risk-based capital	11.4%	11.5%	11.4%
Common equity Tier 1 risk-based capital	11.4%	11.5%	10.4%
Leverage(1)	8.0%	8.5%	8.6%

(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of HBC under the Basel III requirements for the periods indicated:

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$244,790	$211,364	$200,327
Additional Tier 1 capital	—	—	—
Tier 1 Capital	244,790	211,364	200,327
Tier 2 Capital	20,312	19,705	19,616
Total risk-based capital	$265,102	$231,069	$219,943

Risk-weighted assets	$2,002,736	$1,876,024	$1,750,222
Average assets for capital purposes	$2,873,102	$2,514,922	$2,322,232

Capital ratios:
Total risk-based capital	13.2%	12.3%	12.6%
Tier 1 risk-based capital	12.2%	11.3%	11.4%
Common equity Tier 1 risk-based capital	12.2%	11.3%	11.4%
Leverage(1)	8.5%	8.4%	8.6%

(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

(1)Includes 1.25% capital conservation buffer, except the leverage ratio.

(2)Includes 2.5% capital conservation buffer, except the leverage ratio.

The Basel III capital rules introduce a new “capital conservation buffer,” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and will be phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital ratio conservation buffer increased to 1.25% beginning January 1, 2017.

The Subordinated Debt, net of unamortized issuance costs, totaled $39.2 million at December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve.  The issuance of Subordinated Debt resulted in an increase in the Company’s total risk based capital ratio at December 31, 2017, compared to December 31, 2016, but had no effect on the other regulatory capital ratios of the Company.  All of HBC’s regulatory capital ratios increased at December 31, 2017, compared to December 31, 2016, primarily due to the downstream of $20.0 million of the proceeds of the Subordinated Debt from the Company to HBC, partially offset by distributed dividends totaling $16.0 million from HBC to the Company for 2017.

At December 31, 2017, the Company’s consolidated capital ratios exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2017, December 31, 2016, and December 31, 2015, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since December 31, 2017, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At December 31, 2017, the Company had total shareholders’ equity of $271.2 million, compared to $259.8 million at December 31, 2016. At December 31, 2017, total shareholders’ equity included $218.4 million in common stock, $62.1 million in retained earnings, and ($9.3) million of accumulated other comprehensive loss. The book value per common share was $7.10 at December 31, 2017, compared to $6.85 at December 31, 2016. The tangible book value per common share was $5.76 at December 31, 2017, compared to $5.46 at December 31, 2016.

The accumulated other comprehensive loss was ($9.3) million at December 31, 2017, compared to ($7.9) million at December 31, 2016. The unrealized loss on securities available-for-sale was ($1.1) million, net of taxes, at December 31, 2017, compared to an unrealized loss on securities available-for-sale of ($1.2) million, net of taxes, at December 31, 2016. The components of other comprehensive loss, net of taxes, at December 31, 2017 include the following: an unrealized loss on available-for-sale securities of ($1.1) million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $373,000; a split dollar insurance contracts liability of ($3.7) million; a supplemental executive retirement plan liability of ($5.6) million; and an unrealized gain on interest-only strip from SBA loans of $687,000.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2017. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$23,020	21.9%
+300	$17,620	16.8%
+200	$12,061	11.5%
+100	$6,124	5.8%
0	$—	—%
−100	$(10,814)	(10.3)%
−200	$(21,226)	(20.2)%

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest‑earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2017, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S‑K is included as part of Item 7 of this report.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 101 through 154.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2017, the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a‑15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

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

ITEM 11  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 101 through 154.

(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(3) EXHIBITS

The exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16  FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated April 23, 2015, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Focus Business Bank (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed on April 23, 2015)

2.2

Agreement and Plan of Merger and Reorganization, dated December 20, 2017, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Tri-Valley Bank (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed on December 20, 2017)

2.3

Agreement and Plan of Merger and Reorganization, dated January 10, 2018, by and among Heritage Commerce Corp, Heritage Bank of Commerce, AT Bancorp and United American Bank (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed on January 10, 2018)

3.1	Restated Articles of Incorporation of Heritage Commerce Corp (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed on March 16, 2009)
3.2

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp, as filed with the California Secretary of State on June 1, 2010 (incorporated by reference from the Registration Statement on Form S‑1 filed July 23, 2010)

3.3	Bylaws, as amended, of Heritage Commerce Corp (incorporated by reference from the Registrant’s Current Report Form 8‑K filed June 28, 2013)
10.1	Real Property Lease for Registrant’s Principle Office dated April 13, 2000 (incorporated by reference from Registrant’s Annual Report on Form 10‑K filed on March 6, 2015)
10.2	Sixth Amendment to Lease for Registrant’s Principle Office dated November 17, 2014 (incorporated by reference from Registrant’s Annual Report on Form 10‑K filed on March 6, 2015)
*10.3	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed May 3, 2005)
*10.4	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed June 2, 2009)
*10.5	Non‑qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 31, 2005)
*10.6	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed October 22, 2007)
*10.7	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed July 21, 2011)
*10.8	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed February 1, 2012)
*10.9	Employment Agreement with David Porter, dated June 25, 2012 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed June 25, 2012)
*10.10	Employment Agreement with Margo Butsch, dated June 26, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed June 26, 2017)
*10.11	Employment Agreement with Keith Wilton, dated February 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed February 20, 2014)
*10.12	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed March 9, 2012)
*10.13	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed March 9, 2012)
*10.14	2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement in Form S‑8 filed July 15, 2013)
*10.15	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.16	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.17	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed September 30, 2008)
*10.18	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 17, 2008)

Exhibit Number	Description
*10.19	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 17, 2008)
*10.20

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Jack Conner and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed January 2, 2009)

*10.21

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

10.24

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed December 23, 2009)

10.25

Stock Purchase Agreement, between Heritage Bank of Commerce, BVF Acquisition Corp and the stockholders named therein dated October 8, 2014 (incorporated herein from the Registrant’s Current Report on Form 8‑K, as filed October 9, 2014)

21.1	Subsidiaries of the Registrant (incorporated herein from the Registrant’s 2016 Annual Report on Form 10‑K, as filed March 3, 2017)
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10‑K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

	BY:	/s/ WALTER T. KACZMAERK
Walter T. Kaczmarek
DATE: March 16, 2018		Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Julianne Biagini	Director	March 16, 2018
Julianne Biagini

/s/ Frank G. Bisceglia	Director	March 16, 2018
Frank G. Bisceglia

/s/ Jack W. Conner	Director and Chairman of the Board	March 16, 2018
Jack W. Conner

/s/ J. Phillip Dinapoli	Director	March 16, 2018
J. Phillip DiNapoli

/s/ Steven L. Hallgrimson	Director	March 16, 2018
Steven L. Hallgrimson

/s/ Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principal Executive Officer)	March 16, 2018
Walter T. Kaczmarek

/s/ Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
Lawrence D. McGovern

/s/ Robert T. Moles	Director	March 16, 2018
Robert T. Moles

/s/ Laura Roden	Director	March 16, 2018
Laura Roden

/s/ Ranson W. Webster	Director	March 16, 2018
Ranson W. Webster

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heritage Commerce Corp

San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

We have served as the Company's auditor since 2005.

Sacramento, California

March 16, 2018

/s/ Crowe Horwath LLP

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and due from banks	$31,681	$27,993
Other investments and interest-bearing deposits in other financial institutions	284,541	238,110
Total cash and cash equivalents	316,222	266,103
Securities available-for-sale, at fair value	391,852	306,589
Securities held-to-maturity, at amortized cost (fair value of $394,292 at December 31, 2017 and $318,748 at December 31, 2016)	398,341	324,010
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	3,419	5,705
Loans, net of deferred fees	1,582,667	1,502,607
Allowance for loan losses	(19,658)	(19,089)
Loans, net	1,563,009	1,483,518
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	17,911	15,196
Company-owned life insurance	60,814	59,148
Premises and equipment, net	7,353	7,490
Goodwill	45,664	45,664
Other intangible assets	5,589	6,950
Accrued interest receivable and other assets	33,278	50,507
Total assets	$2,843,452	$2,570,880

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$989,753	$917,187
Demand, interest-bearing	601,929	541,282
Savings and money market	684,131	572,743
Time deposits - under $250	51,710	57,857
Time deposits - $250 and over	138,634	163,670
CDARS - interest-bearing demand, money market and time deposits	16,832	9,401
Total deposits	2,482,989	2,262,140
Subordinated debt, net of issuance costs	39,183	—
Accrued interest payable and other liabilities	50,041	48,890
Total liabilities	2,572,213	2,311,030

Commitments and contingencies (Notes 7 and 15)

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, no par value; 60,000,000 shares authorized; 38,200,883 shares issued and outstanding at December 31, 2017 and 37,941,007 shares issued and outstanding at December 31, 2016	218,355	215,237
Retained earnings	62,136	52,527
Accumulated other comprehensive loss	(9,252)	(7,914)
Total shareholders' equity	271,239	259,850
Total liabilities and shareholders' equity	$2,843,452	$2,570,880

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$86,346	$79,284	$68,259
Securities, taxable	13,724	10,432	6,707
Securities, exempt from Federal tax	2,256	2,290	2,183
Other investments and interest-
bearing deposits in other financial institutions	4,585	2,425	1,594
Total interest income	106,911	94,431	78,743

Interest expense:
Deposits	3,991	3,199	2,403
Subordinated debt	1,394	—	—
Short-term borrowings	2	12	19
Total interest expense	5,387	3,211	2,422

Net interest income before provision for loan losses	101,524	91,220	76,321
Provision for loan losses	99	1,237	32
Net interest income after provision for loan losses	101,425	89,983	76,289

Noninterest income:
Service charges and fees on deposit accounts	3,231	3,116	2,803
Increase in cash surrender value of life insurance	1,666	1,747	1,697
Gain on sales of SBA loans	1,108	796	843
Servicing income	973	1,398	1,143
Gain on proceeds from company-owned life insurance	—	1,119	—
Gain (loss) on sales of securities	(6)	1,099	642
Other	2,640	2,350	1,857
Total noninterest income	9,612	11,625	8,985

Noninterest expense:
Salaries and employee benefits	37,029	34,660	35,146
Occupancy and equipment	4,578	4,378	4,300
Professional fees	2,982	3,471	1,828
Other	16,149	15,130	17,399
Total noninterest expense	60,738	57,639	58,673
Income before income taxes	50,299	43,969	26,601
Income tax expense	26,471	16,588	10,104
Net income	23,828	27,381	16,497
Dividends on preferred stock	—	(1,512)	(1,792)
Net income available to common shareholders	23,828	25,869	14,705
Undistributed earnings allocated to Series C preferred stock	—	(1,278)	(912)
Distributed and undistributed earnings allocated to common shareholders	$23,828	$24,591	$13,793

Earnings per common share:
Basic	$0.63	$0.72	$0.48
Diluted	$0.62	$0.72	$0.48

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$23,828	$27,381	$16,497
Other comprehensive income:
Change in net unrealized holding gains on available-for-sale
securities and I/O strips	417	(1,711)	(3,809)
Deferred income taxes	(175)	719	1,605
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(51)	(116)	(55)
Deferred income taxes	22	49	23
Reclassification adjustment for losses (gains) realized in income	6	(1,099)	(642)
Deferred income taxes	(3)	461	270
Change in unrealized gains on securities and I/O strips, net of
deferred income taxes	216	(1,697)	(2,608)

Change in net pension and other benefit plan liability adjustment	(923)	6	(3,036)
Deferred income taxes	388	(3)	1,275
Change in pension and other benefit plan liability, net of
deferred income taxes	(535)	3	(1,761)
Other comprehensive loss	(319)	(1,694)	(4,369)

Total comprehensive income	$23,509	$25,687	$12,128

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2017, 2016, and 2015
						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2015	21,004	$19,519	26,503,505	$133,676	$33,014	$(1,851)	$184,358
Net income	—	—	—	—	16,497	—	16,497
Other comprehensive loss	—	—	—	—	—	(4,369)	(4,369)
Issuance of 5,456,713 common shares to acquire Focus Business Bank, net of offering costs of $144	—	—	5,456,713	58,134	—	—	58,134
Issuance of restricted stock awards, net	—	—	98,855	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	265	—	—	265
Cash dividend declared $0.32 per share	—	—	—	—	(10,738)	—	(10,738)
Stock option expense, net of fortfeitures and taxes	—	—	—	974	—	—	974
Stock options exercised	—	—	54,406	315	—	—	315
Balance, December 31, 2015	21,004	19,519	32,113,479	193,364	38,773	(6,220)	245,436
Net income	—	—	—	—	27,381	—	27,381
Other comprehensive loss	—	—	—	—	—	(1,694)	(1,694)
Preferred stock exchanged for common stock	(21,004)	(19,519)	5,601,000	19,519	—	—	—
Issuance of restricted stock awards, net	—	—	79,112	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	479	—	—	479
Cash dividend declared $0.36 per share	—	—	—	—	(13,627)	—	(13,627)
Stock option expense, net of fortfeitures and taxes	—	—	—	937	—	—	937
Stock options exercised	—	—	147,416	938	—	—	938
Balance, December 31, 2016	—	—	37,941,007	215,237	52,527	(7,914)	259,850
Net income	—	—	—	—	23,828	—	23,828
Other comprehensive loss	—	—	—	—	—	(319)	(319)
Issuance of restricted stock awards, net	—	—	64,136	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	912	—	—	912
Cash dividend declared $0.40 per share	—	—	—	—	(15,238)	—	(15,238)
Reclassification associated with the Adoption of ASU 2018-02	—	—	—	—	1,019	(1,019)	—
Stock option expense, net of forfeitures and taxes	—	—	—	838	—	—	838
Stock options exercised	—	—	195,740	1,368	—	—	1,368
Balance, December 31, 2017	—	$—	38,200,883	$218,355	$62,136	$(9,252)	$271,239

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,828	$27,381	$16,497
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	4,344	4,265	1,384
(Gain) loss on sale of securities available-for-sale	6	(1,099)	(642)
Gain on sale of SBA loans	(1,108)	(796)	(843)
Proceeds from sale of SBA loans originated for sale	14,733	11,371	11,497
Net change in SBA loans originated for sale	(13,730)	(14,434)	(14,906)
Provision (credit) for loan losses	99	1,237	32
Increase in cash surrender value of life insurance	(1,666)	(1,747)	(1,697)
Gain on proceeds from company owned life insurance	—	(1,119)	—
Depreciation and amortization	786	763	685
Amortization of other intangible assets	1,361	1,568	1,043
Gains on sale of foreclosed assets, net	—	—	(106)
Stock option expense, net	838	937	974
Amortization of restricted stock awards, net	912	479	265
Amortization of subordinated debt issuance costs	110
Effect of changes in:
Accrued interest receivable and other assets	10,497	(1,238)	16,274
Accrued interest payable and other liabilities	348	(1,669)	(1,963)
Net cash provided by operating activities	41,358	25,899	28,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(144,898)	(75,803)	(232,644)
Purchase of securities held-to-maturity	(120,505)	(239,441)	(9,482)
Maturities/paydowns/calls of securities available-for-sale	57,862	67,562	31,195
Maturities/paydowns/calls of securities held-to-maturity	44,277	23,415	3,931
Proceeds from sales of securities available-for-sale	6,536	75,689	71,832
Net change in loans	(77,199)	(139,792)	(97,898)
Changes in Federal Home Loan Bank stock and other investments	(2,715)	(2,502)	(1,788)
Purchase of premises and equipment	(649)	(480)	(1,007)
Proceeds from sale of foreclosed assets	—	49	1,571
Proceeds from company-owned life insurance	—	3,739	—
Cash paid in bank acquisition, net of cash received	—	—	165,786
Net cash used in investing activities	(237,291)	(287,564)	(68,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	220,849	199,365	269,266
Issuance of subordinated debt, net of issuance costs	39,073	—	—
Exercise of stock options	1,368	938	315
Offering costs	—	—	(144)
Short-term borrowings	—	(3,000)	3,000
Payment of cash dividends	(15,238)	(13,627)	(10,738)
Net cash provided by financing activities	246,052	183,676	261,699
Net increase (decrease) in cash and cash equivalents	50,119	(77,989)	221,689
Cash and cash equivalents, beginning of year	266,103	344,092	122,403
Cash and cash equivalents, end of year	$316,222	$266,103	$344,092

Supplemental disclosures of cash flow information:
Interest paid	$5,166	$3,214	$2,427
Income taxes paid	17,256	16,530	6,904

Supplemental schedule of non-cash investing activity:
Due from broker for securities sales	$—	$6,693	$—
Transfer of loans held-for-sale to loan portfolio	2,391	5,451	2,543
Loans transferred to foreclosed assets	—	278	1,236
Summary of assets acquired and liabilities assumed through acquisition:
Cash and cash equivalents, net of cash paid for acquisition	—	—	165,786
Securities avaiable-for-sale	—	—	53,940
Securities held-to-maturity	—	—	8,665
Loans held-for-sale - SBA	—	—	4,416
Net loans	—	—	170,353
Company-owned life insurance	—	—	7,067
Goodwill and other intangible assets	—	—	38,905
Other assets, net	—	—	20,250
Deposits	—	—	(405,123)
Other liabilities	—	—	(5,981)
Common stock issued to acquire Focus Business Bank	—	—	58,278

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Heritage Commerce Corp (“HCC”) operates as a registered bank holding company for its wholly-owned subsidiary Heritage Bank of Commerce (“HBC” or the “Bank”), collectively referred to as the “Company”. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Alameda, and Contra Costa counties of California.

BVF/CSNK Acquisition Corp., a Delaware corporation (“BVF/CSNK”), the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding (“Bay View Funding”) is a wholly owned subsidiary of HBC.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service.

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

•Commercial loans consist primarily of commercial and industrial (“C&I”) loans (business lines of credit), and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which may impact a borrower’s ability to continue to make scheduled payments. The factored receivables at Bay View Funding are included in the Company’s commercial loan portfolio; however, they are evaluated for risk primarily based on the agings of the receivables.  Faster turning receivables imply less risk and therefore warrant a lower associated allowance. Should the overall aging for the portfolio increase, this structure will by formula increase the allowance to reflect the increasing risk.  Should the portfolio turn more quickly, it would reduce the associated allowance to reflect the reducing risk.

•Real estate loans consist primarily of loans secured by commercial real estate (“CRE”) and residential real estate. Also included in this segment are land and construction loans and home equity lines of credit secured by real estate. As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lay primarily within these loan types. Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties. These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

•Consumer loans consist primarily of a large number of small loans and lines of credit. The majority of installment loans are made for consumer and business purchases. Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

As a result of the matters mentioned above, changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

The estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management’s judgment, affect collectibility as of the evaluation date. The Company’s historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses since the first quarter of 2009. For segments of the portfolio where the Company has no significant prior loss experience, the Company uses quantifiable observable industry data to determine the probability of default and loss given default. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The historical loss experience is adjusted for management’s estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of classified loans; loan concentrations within a portfolio segment or division of a portfolio segment; identification of certain loan types with higher risk than other loans; existing internal risk factors; and management’s evaluation of the impact of local and national economic conditions on each of our loan types.

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

Company-Owned Life Insurance and Split‑Dollar Life Insurance Benefit Plan

The Company has purchased life insurance policies on certain directors and officers. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for charges or other amounts due that are probable at settlement. The purchased insurance is subject to split‑dollar insurance agreements with the insured participants, which continues after the participant’s employment and retirement.

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

Other intangible assets consist of a core deposit intangible asset from the Focus acquisition in August 2015, and a below market value lease, customer relationship and non-compete agreement intangible assets arising from the Bay View Funding acquisition in November 2014. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible assets from the acquisitions Focus are being amortized on an accelerated method over ten years.  The below market value lease and non-compete agreement intangible assets from the acquisition of Bay View Funding were being amortized on the straight-line method over three years, and were fully amortized at December 31, 2017. The customer relationship intangible asset from the Bay View Funding acquisition is being amortized over ten years.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense.

The carrying value of foreclosed assets was $0 and $229,000 at December 31, 2017 and 2016, respectively, and are included in other assets on the consolidated balance sheets.

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

Income Taxes

The Company files consolidated Federal and combined and separate state income tax returns. Income tax expense is the total of the current year income tax payable or refunded, the change in deferred tax assets and liabilities, and low income housing investment losses, net of tax benefits received. Some items of income and expense are recognized in different years for tax purposes when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense or benefit, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.

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

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to tax expense of ($146,000) for the year ended December 31, 2017.

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  When tax rates change, U.S. generally accepted accounting principles requires companies to remeasure certain tax-related assets and liabilities as of the date of enactment of the new legislation with the resulting tax effects accounted for as a discrete item recorded as a component of tax expense or benefit in the reporting period.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity, net of tax, under the provisions of certain accounting guidance. The Company’s sources of other comprehensive income (loss) are unrealized gains and losses on securities available‑for‑sale, and I/O strips, which are treated like available‑for‑sale securities, and the liabilities related to the Company’s defined benefit pension plan and the split‑dollar life insurance benefit plan. Reclassification adjustments result from gains or losses that were realized and included in net income (loss) of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

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

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2016 and 2015 were reclassified to conform to the 2017 presentation. These reclassifications did not affect previously reported net income or shareholders equity.

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share Based Payment Accounting. The standard is intended to simplify several areas of accounting for share based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company adopted the new guidance on January 1, 2017. The amount of the impact on the effective tax rate will be determined by the number of stock options exercised and the stock price of the Company when the stock options are exercised, and the amount of restricted stock awards vesting. The adoption of this guidance resulted in a reduction to income tax expense of ($146,000) for the year ended December 31, 2017. In connection with the adoption, the Company has elected to estimate forfeitures each reporting period.

On February 14, 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this guidance allow, but do not require, entities to reclassify certain income tax effects in accumulated other comprehensive income (“AOCI”) to retained earnings that resulted from the Tax Act.   The reclassification provisions in this guidance are optional. However, certain disclosures are required if the reclassification is not elected.  For entities that elect to reclassify the income tax effects of the Tax Act within the scope of the guidance, the adjustment shall include the following: the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and the related valuation allowances, if any, at the date of enactment of the Act related to items remaining in AOCI; the effect of the change in the U.S. federal corporate income tax rate on any gross valuation allowances that were originally recorded in income from continuing operations shall not be included; and other income tax effects of the Act on items remaining in AOCI, that an entity elects to reclassify.  Disclosures required by the ASU include a description of the accounting policy for releasing income tax effects from AOCI.  Entities not electing to reclassify the income tax effects are required to disclose, in the period of adoption, that an election to reclassify such amounts was not made.  Entities electing to reclassify the income tax effects are required to disclose, in the period of adoption: 1) that an election was made; and 2) a description of other income tax effects related to the Act that are reclassified, if any.  The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for public business entities for which financial statements have not yet been issued and for all other entities for which financial statements have not yet been made available for issuance.  Entities have the option to record the reclassification: (1) retrospectively to each period or periods in which the tax effects of the Act related to items remaining in AOCI are recognized or (2) at the beginning of the annual or interim period in which the guidance is adopted.  The Company has elected to implement the guidance retrospectively as of December 31, 2017, which resulted in the reclassification of $1,019,000 through a reduction in AOCI and increase in retained earnings and has included the respective disclosures in the consolidated financial statements.

Newly Issued, but not yet Effective Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which was an update to the guidance for accounting for revenue from contracts with customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company’s revenue is primarily comprised of net interest income on financial assets and liabilities, which is excluded from the scope of ASU No. 2014-09. The Company has determined the result of applying this ASU to the individual revenue streams affected, as well as on an aggregrate basis, will not be material to the Company’s consolidated financial statements. The Company has elected to implement this standard using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018.  Due to immateriality, we will have no cumulative effect to record.

In January 2016, the FASB issued ASU  No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017. The Company has completed its evaluation on adopting the new guidance on the consolidated financial statements and there is no material impact.  The Company is still finalizing the changes to the related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities. The update amends the accounting for credit losses on available for sale securities, whereby credit losses will be presented as an allowance as opposed to a write down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have formed a committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. The committee has also selected a vendor to assist in generating loan level cash flows and disclosures.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments allow only the service cost component to be eligible for capitalization. The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or available for issuance. The amendments should be applied retrospectively for the presentation of the service cost component and other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The amendment requires disclosure that the practical expedient was used. The Company has completed its evaluation on adopting the new guidance on the consolidated financial statements and there is no material impact to record.

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2017, 2016, and 2015
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2017, net of taxes	$(540)	$336	$(7,710)	$(7,914)
Other comprehensive (loss) before reclassification, net of taxes	242	—	(654)	(412)
Amounts reclassified from other comprehensive income (loss), net of taxes	3	(29)	119	93
Net current period other comprehensive income (loss), net of taxes	245	(29)	(535)	(319)
Reclassification associated with the Adoption of ASU 2018-02	(67)	68	(1,020)	(1,019)

Ending balance December 31, 2017, net of taxes	$(362)	$375	$(9,265)	$(9,252)

Beginning balance January 1, 2016, net of taxes	$1,090	$403	$(7,713)	$(6,220)
Other comprehensive (loss) before reclassification, net of taxes	(992)	—	(106)	(1,098)
Amounts reclassified from other comprehensive income (loss), net of taxes	(638)	(67)	109	(596)
Net current period other comprehensive income (loss), net of taxes	(1,630)	(67)	3	(1,694)

Ending balance December 31, 2016, net of taxes	$(540)	$336	$(7,710)	$(7,914)

Beginning balance January 1, 2015, net of taxes	$3,666	$435	$(5,952)	$(1,851)
Other comprehensive loss before reclassification, net of taxes	(2,204)	—	(1,919)	(4,123)
Amounts reclassified from other comprehensive income (loss), net of taxes	(372)	(32)	158	(246)
Net current period other comprehensive loss, net of taxes	(2,576)	(32)	(1,761)	(4,369)

Ending balance December 31, 2015, net of taxes	$1,090	$403	$(7,713)	$(6,220)

	Amounts Reclassified from
	AOCI(1)
	Year Ended
Details About AOCI Components	2017	2016	2015	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$(6)	$1,099	$642	Gain (loss) on sales of securities
	3	(461)	(270)	Income tax expense
	(3)	638	372	Net of tax
Amortization of unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	51	116	55	Interest income on taxable securities
	(22)	(49)	(23)	Income tax expense
	29	67	32	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	71	51	113
Actuarial losses	(276)	(239)	(386)
	(205)	(188)	(273)	Income before income tax
	86	79	115	Income tax benefit
	(119)	(109)	(158)	Net of tax
Total reclassification from AOCI for the year	$(93)	$596	$246

(1)This AOCI component is included in the computation of net periodic benefit cost (see Note 13 — Benefit Plans).

3) Securities

The amortized cost and estimated fair value of securities at year‑end were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$378,339	786	(4,392)	$374,733
Trust preferred securities	15,000	2,119	—	17,119
Total	$393,339	$2,905	$(4,392)	$391,852

Securities held-to-maturity:
Agency mortgage-backed securities	$309,616	$6	$(4,394)	$305,228
Municipals - exempt from Federal tax	88,725	946	(607)	89,064
Total	$398,341	$952	$(5,001)	$394,292

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$293,598	$928	$(3,537)	$290,989
Trust preferred securities	15,000	600	—	15,600
Total	$308,598	$1,528	$(3,537)	$306,589

Securities held-to-maturity:
Agency mortgage-backed securities	$233,409	$15	$(3,554)	$229,870
Municipals - exempt from Federal tax	90,601	521	(2,244)	88,878
Total	$324,010	$536	$(5,798)	$318,748

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)
Total	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)

Securities held-to-maturity:
Agency mortgage-backed securities	$168,439	$(1,368)	$130,759	$(3,026)	$299,198	$(4,394)
Municipals - exempt from Federal tax	18,159	(182)	19,240	(425)	37,399	(607)
Total	$186,598	$(1,550)	$149,999	$(3,451)	$336,597	$(5,001)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)
Total	$245,045	$(3,537)	$—	$—	$245,045	$(3,537)

Securities held-to-maturity:
Agency mortgage-backed securities	$222,132	$(3,528)	$612	$(26)	$222,744	$(3,554)
Municipals - exempt from Federal tax	57,304	(2,026)	2,046	(218)	59,350	(2,244)
Total	$279,436	$(5,554)	$2,658	$(244)	$282,094	$(5,798)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2017, the Company held 504 securities (179 available-for-sale and 325 held-to-maturity), of which 296 had fair values below amortized cost. At December 31, 2017, there were $146,670,000 of agency mortgage-backed securities available-for-sale, $130,759,000 of agency mortgage-backed securities held-to-maturity, and $19,240,000 of municipals bonds held-to-maturity carried with an unrealized loss for 12 months or greater. The total unrealized loss for securities 12 months or greater was $6,220,000 at December 31, 2017. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017.

The proceeds from sales of securities and the resulting gains and losses are listed below:

	2017	2016	2015
	(Dollars in thousands)
Proceeds	$6,536	$75,689	$71,832
Gross gains	—	1,144	751
Gross losses	(6)	(45)	(109)

The amortized cost and fair value of debt securities as of December 31, 2017, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after ten years	$15,000	$17,119
Agency mortgage-backed securities	378,339	374,733
Total	$393,339	$391,852

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due 3 months or less	$502	$502
Due after 3 months through one year	496	498
Due after one through five years	3,189	3,219
Due after five through ten years	21,740	22,207
Due after ten years	62,798	62,638
Agency mortgage-backed securities	309,616	305,228
Total	$398,341	$394,292

Securities with amortized cost of $110,874,000 and $135,023,000 as of December 31, 2017 and 2016 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

4) Loans

Loans at year‑end were as follows:

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$573,296	$604,331
Real estate:
CRE	772,867	662,228
Land and construction	100,882	81,002
Home equity	79,176	82,459
Residential mortgages	44,561	52,887
Consumer	12,395	20,460
Loans	1,583,177	1,503,367
Deferred loan fees, net	(510)	(760)
Loans, net of deferred fees	1,582,667	1,502,607
Allowance for loan losses	(19,658)	(19,089)
Loans, net	$1,563,009	$1,483,518

At December 31, 2017 and December 31, 2016, total net loans included in the table above include $58,551,000 and $88,453,000, respectively, of the non-PCI loans acquired in the Focus transaction.

Changes in the allowance for loan losses were as follows:

	Year Ended December 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,239)	—	—	(2,239)
Recoveries	1,585	1,124	—	2,709
Net (charge-offs) recoveries	(654)	1,124	—	470
Provision (credit) for loan losses	606	(501)	(6)	99
End of year balance	$10,608	$8,950	$100	$19,658

	Year Ended December 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,748	$8,076	$102	$18,926
Charge-offs	(1,966)	—	(41)	(2,007)
Recoveries	365	568	—	933
Net (charge-offs) recoveries	(1,601)	568	(41)	(1,074)
Provision (credit) for loan losses	1,509	(317)	45	1,237
End of year balance	$10,656	$8,327	$106	$19,089

	Year Ended December 31, 2015
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,187	$7,070	$122	$18,379
Charge-offs	(527)	(2)	(9)	(538)
Recoveries	877	146	30	1,053
Net recoveries	350	144	21	515
Provision (credit) for loan losses	(789)	862	(41)	32
End of year balance	$10,748	$8,076	$102	$18,926

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year‑end:

	December 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$290	$—	$—	$290
Collectively evaluated for impairment	10,318	8,950	100	19,368
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$10,608	$8,950	$100	$19,658
Loans:
Individually evaluated for impairment	$1,775	$998	$1	$2,774
Collectively evaluated for impairment	571,521	996,488	12,394	1,580,403
Acquired with deteriorated credit quality	—	—	—	—
Total loan balance	$573,296	$997,486	$12,395	$1,583,177

	December 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$329	$—	$—	$329
Collectively evaluated for impairment	10,327	8,327	106	18,760
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$10,656	$8,327	$106	$19,089
Loans:
Individually evaluated for impairment	$2,057	$885	$3	$2,945
Collectively evaluated for impairment	602,029	877,691	20,457	1,500,177
Acquired with deteriorated credit quality	245	—	—	245
Total loan balance	$604,331	$878,576	$20,460	$1,503,367

The following table presents loans held‑for‑investment individually evaluated for impairment by class of loans as of December 31, 2017 and December 31, 2016. The recorded investment included in the following table represents loan principal net of any partial charge‑offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge‑offs.

	December 31, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,243	$1,243	$—	$1,808	$1,808	$—
Real estate:
CRE	500	500	—	1,278	419	—
Land and construction	138	119	—	218	199	—
Home Equity	379	379	—	267	267	—
Consumer	1	1	—	3	3	—
Total with no related allowance recorded	2,261	2,242	—	3,574	2,696	—

With an allowance recorded:
Commercial	589	532	290	494	494	329
Real estate:
Land and construction	—	—	—	—	—	—
Total with an allowance recorded	589	532	290	494	494	329
Total	$2,850	$2,774	$290	$4,068	$3,190	$329

The following table presents interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

	Year Ended December 31, 2017
		Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$2,455	$567	$359	$337	$1	$3,719
Interest income during impairment	$—	$—	$3	$—	$—	$3
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Year Ended December 31, 2016
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$1,822	$1,922	$208	$625	$3	$4,580
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year‑end:

	2017	2016
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$2,250	$3,059
Restructured and loans over 90 days past due and still accruing	235	—
Total nonperforming loans	2,485	3,059
Other restructured loans	289	131
Total impaired loans	$2,774	$3,190

The following table presents the nonperforming loans by class at year‑end:

	December 31, 2017			December 31, 2016
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$1,250	$235	$1,485	$2,171	$—	$2,171
Real estate:
CRE	501	—	501	419	—	419
Land and construction	119		119	199	—	199
Home equity	379	—	379	267	—	267
Consumer	1	—	1	3	—	3
Total	$2,250	$235	$2,485	$3,059	$—	$3,059

The following table presents the aging of past due loans as of December 31, 2017 by class of loans:

	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,288	$1,224	$589	$6,101	$567,195	$573,296
Real estate:
CRE	—	—	500	500	772,367	772,867
Land and construction	—	—	119	119	100,763	100,882
Home equity	223	—	—	223	78,953	79,176
Residential mortgages	—	—	—	—	44,561	44,561
Consumer	—	—	—	—	12,395	12,395
Total	$4,511	$1,224	$1,208	$6,943	$1,576,234	$1,583,177

The following table presents the aging of past due loans as of December 31, 2016 by class of loans:

	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$3,998	$857	$2,036	$6,891	$597,440	$604,331
Real estate:
CRE	632	—	—	632	661,596	662,228
Land and construction	—	—	199	199	80,803	81,002
Home equity	—	267	—	267	82,192	82,459
Residential mortgages	—	—	—	—	52,887	52,887
Consumer	—	—	—	—	20,460	20,460
Total	$4,630	$1,124	$2,235	$7,989	$1,495,378	$1,503,367

Past due loans 30 days or greater totaled $6,943,000 and $7,989,000 at December 31, 2017 and December 31, 2016, respectively, of which $1,410,000 and $2,057,000 were on nonaccrual. At December 31, 2017, there were also $840,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2016, there were also $1,002,000 loans less than 30 days past due included in nonaccrual loans held for investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable. In addition, loans of so little value that their continuance as assets is not warranted are classified as loss. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at December 31, 2017 or 2016.

The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2017			December 31, 2016
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$554,913	$18,383	$573,296	$594,255	$10,076	$604,331
Real estate:
CRE	766,988	5,879	772,867	659,777	2,451	662,228
Land and construction	100,763	119	100,882	80,803	199	81,002
Home equity	78,486	690	79,176	81,866	593	82,459
Residential mortgages	44,561	—	44,561	52,887	—	52,887
Consumer	12,394	1	12,395	20,455	5	20,460
Total	$1,558,105	$25,072	$1,583,177	$1,490,043	$13,324	$1,503,367

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in compliance with the Company’s underwriting policy.

The book balance of troubled debt restructurings at December 31, 2017 was $325,000, which included $16,000 of nonaccrual loans and $309,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2016 was $133,000, which included $2,000 of nonaccrual loans and $131,000 of accruing loans. Approximately $1,000 and $2,000 in specific reserves were established with respect to these loans as of December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The following table presents loans by class modified as troubled debt restructurings:

	During the Year Ended
	December 31, 2017
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	3	$213	$213
Total	3	$213	$213

During the twelve months ended December 31, 2017, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses. There were no new loans modified as troubled debt restructurings during the twelve months ended December 31, 2016.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the years ended December 31, 2017 and 2016.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties for the periods indicated:

	2017	2016
	(Dollars in thousands)
Beginning of year balance	$547	$562
Repayment on loans during the year	(16)	(15)
End of year balance	$531	$547

5) Loan Servicing

At December 31, 2017 and 2016, the Company serviced SBA loans sold to the secondary market of approximately $139,086,000 and $164,454,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.13% and 1.17% at December 31, 2017 and 2016, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2017	2016	2015
	(Dollars in thousands)
Beginning of year balance	$1,854	$2,209	$565
Additions	278	219	2,126
Amortization	(759)	(574)	(482)
End of year balance	$1,373	$1,854	$2,209

There was no valuation allowance for servicing rights at December 31, 2017 and 2016, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $2,594,000 and $3,306,000 at December 31, 2017 and 2016, respectively. The fair value of servicing rights at December 31, 2017, was estimated using a weighted average constant prepayment rate ("CPR") assumption of 8.13%, and a weighted average discount rate assumption of 13.86%. The fair value of servicing rights at December 31, 2016, was estimated using a weighted average constant prepayment rate ("CPR") assumption of 7.40%, and a weighted average discount rate assumption of 12.96%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2017	2016	2015
	(Dollars in thousands)
Beginning of year balance	$1,067	$1,367	$1,481
Unrealized loss	(99)	(300)	(114)
End of year balance	$968	$1,067	$1,367

6) Premises and Equipment

Premises and equipment at year‑end were as follows:

	2017	2016
	(Dollars in thousands)
Building	$3,508	$3,400
Land	2,900	2,900
Furniture and equipment	9,256	8,788
Leasehold improvements	5,368	5,295
	21,032	20,383
Accumulated depreciation and amortization	(13,679)	(12,893)
Premises and equipment, net	$7,353	$7,490

Depreciation and amortization expense was $786,000, $763,000, and $685,000 in 2017, 2016, and 2015, respectively.

7) Leases

Operating Leases

The Company owns one of its offices and leases the others under non‑cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

(Dollars
Year ended December 31,	in thousands)
2018	$3,222
2019	3,215
2020	1,892
2021	1,079
2022	870
Thereafter	1,352
Total	$11,630

Rent expense under operating leases was $3,226,000, $2,947,000, and $2,997,000 in 2017, 2016, and 2015, respectively.

8) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2017, the carrying value of goodwill was $45,664,000, which included $13,044,000 of goodwill from the acquisition of Bay View Funding and $32,620,000 from the acquisition of Focus.

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

The Company completed its annual impairment analysis on the goodwill from the Bay View Funding and Focus acquisitions as of November 30, 2017 with the assistance of an independent valuation firm. Based on the Step Zero qualitative analysis performed, the Company determined that it is more likely than not that the fair value of the reporting unit exceeded its reported book value of equity at November 30, 2017.  As such, no impairment was indicated and no further testing was required.

Other Intangible Assets

The core deposit intangible asset originally acquired in the 2007 acquisition of Diablo Valley Bank was $5,049,000. The core deposit intangible was amortized over its estimated useful life of 10 years, and was fully amortized at December 31, 2017. Accumulated amortization of this intangible asset was $4,854,000 at December 31, 2016.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $1,995,000 and $1,120,000 at December 31, 2017 and December 31, 2016, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $960,000 and $669,000 at December 31, 2017 and December 31, 2016 , respectfully. The below market lease and non-compete agreement intangible assets were fully amortized at December 31, 2017.

Estimated amortization expense for each of the next five years follows and thereafter as follows:

		Bay View Funding
		Customer &
	Focus Core	Brokered	Total
	Deposit	Relationship	Amortization
Year	Intangible	Intangible	Expense
	(Dollars in thousands)
2018	$775	$190	$965
2019	734	190	924
2020	716	190	906
2021	596	190	786
2022	502	190	692
Thereafter	967	349	1,316
	$4,290	$1,299	$5,589

Impairment testing of the intangible assets is performed at the individual asset level. The Company’s intangibles are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such events or changes in circumstances are identified, an impairment loss is recognized only if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management did not identify any events or changes in circumstances indicating that such intangible assets may not be recoverable at December 31, 2017 or 2016.

9) Deposits

The following table presents the scheduled maturities of all time deposits for the next five years:

(Dollars in
thousands)
2018	$182,753
2019	9,886
2020	1,607
2021	232
2022	83
Total	$194,561

Time deposits of $250,000 and over were $138,634,000 and $163,670,000 at December 31, 2017 and 2016, respectively. At December 31, 2017, time deposits within Certificate of Deposit Account Registry Service (“CDARS”) deposits totaled $16,832,000 include money market deposits of $1,699,000, and interest-bearing demand deposits of $10,916,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $4,217,000, (which are included in the table above). The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines. CDARS deposits were comprised of $2,464,000 of interest-bearing demand accounts, $3,747,000 of money market accounts and $3,190,000 of time deposits at December 31, 2016.

At December 31, 2017, the Company had securities pledged with a fair value of $72,454,000 for $65,121,000 in certificates of deposits (including accrued interest) with the State of California. At December 31, 2016, the Company had securities pledged with a fair value of $94,078,000 for $85,080,000 in certificates of deposits (including accrued interest) with the State of California.

Deposits from executive officers, directors, and their affiliates were $17,322,000 and $12,476,000 at December 31, 2017 and 2016, respectively.

10) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2017, and December 31, 2016, HBC had no overnight borrowings from the FHLB. HBC had $247,218,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $198,783,000 at December 31, 2017. HBC had $213,938,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $172,498,000 at December 31, 2016.

HBC can also borrow from the FRB’s discount window. HBC had approximately $612,552,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $376,522,000 at December 31, 2017, none of which was outstanding. HBC can also borrow from the FRB’s discount window. HBC had approximately $496,438,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $312,096,000 at December 31, 2016, none of which was outstanding.

At December 31, 2017, HBC had Federal funds purchase arrangements available of $55,000,000. There were no Federal funds purchased outstanding at December 31, 2017 and 2016.

HCC has a $5,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2017 and 2016.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2017, and 2016.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points. Interest on the Subordinated Debt is payable in arrears semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium.

11) Income Taxes

On December 22, 2017, the Tax Act was signed into law, which among other items reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  U.S. generally accepted accounting principles requires companies to remeasure certain tax-related assets and liabilities as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment. The Company performed an analysis including the remeasurement of their deferred tax assets and liabilities and recorded an additional $7,103,000, non-cash, incremental income tax expense during the fourth quarter of 2017.  The impact of the Tax Act on the Company’s 2017 financial results are not necessarily indicative of the results to be achieved for any future periods.  The reduced federal corporate tax rate of 21% will decrease the Company’s effective tax rate for financial reporting periods beginning in 2018.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118, which addresses the situations where the accounting for changes in tax laws is complete, incomplete but can be reasonably estimated, and incomplete and cannot be reasonably estimated.  SAB 118 also permits a measurement period up to one year from the date of enactment to refine the provisional accounting.  There were no items for which the Company was unable to make a reasonable estimate for the effects of the tax law change. The Company has completed its accounting for the effects of the Tax Act on its deferred tax assets and liabilities.

Income tax (benefit) consisted of the following for the year ended December 31, as follows:

	2017	2016	2015
	(Dollars in thousands)
Currently payable tax:
Federal	$12,948	$13,373	$5,445
State	4,653	4,748	2,544
Total currently payable	17,601	18,121	7,989
Deferred tax (benefit):
Federal	1,193	(1,029)	2,029
Due to enactment of Tax Reform	7,103	—	—
State	574	(504)	86
Total deferred tax	8,870	(1,533)	2,115
Income tax expense	$26,471	$16,588	$10,104

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2017	2016	2015
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.8%	6.6%	6.9%
Low income housing credits, net of investment losses	(0.5)%	(0.3)%	—%
Increase in cash surrender value of life insurance	(1.2)%	(1.4)%	(2.2)%
Non-taxable interest income	(1.5)%	(1.7)%	(2.7)%
Split-dollar term insurance	0.1%	0.1%	0.1%
Due to enactment of Tax Reform	14.1%	—%	—%
Other, net	(0.2)%	(0.6)%	0.9%
Effective tax rate	52.6%	37.7%	38.0%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Defined postretirement benefit obligation	$8,385	$11,476
Allowance for loan losses	5,671	7,886
Accrued expenses	910	1,787
Federal net operating loss carryforwards	650	1,740
Stock compensation	1,272	1,698
State income taxes	975	1,515
Premises and equipment	649	990
Securities available-for-sale	400	598
Nonaccrual interest	76	—
California net operating loss carryforwards	394	454
Split-dollar life insurance benefit plan	76	102
Tax credit carryforwards	70	101
Other	365	1,069
Total deferred tax assets	19,893	29,416

Deferred tax liabilities:
Intangible assets	(1,357)	(1,614)
Loan fees	(1,079)	(1,278)
Prepaid expenses	(533)	(644)
I/O strips	(406)	(448)
FHLB stock	(171)	(244)
Other	(100)	(130)
Total deferred tax liabilities	(3,646)	(4,358)
Net deferred tax assets	$16,247	$25,058

At December 31, 2017, the Company's federal net operating loss carryforwards were $3,096,000 and the Company's California net operating loss carryforwards were $4,707,000. These amounts are attributable to the Focus transaction. The realization of these net operating loss carryforwards for federal and state tax purposes is limited under current tax law with limitations placed on the amount of net operating losses that can be utilized annually. The Company does not, however, believe that its annual limitation of $1,877,000 will impact the ultimate deductibility of the net operating loss carry-forwards.  The State tax credit carryforwards, net of Federal tax effects, were $70,000 as of December 31, 2017, which will begin to expire in 2019. As the Company will be able to fully utilize the net operating loss carryforwards before they expire in 2035, no valuation allowance is required against the deferred tax assets. At December 31, 2017, an alternative minimum tax credit carryforward of $43,000, which does not expire has been reclassified to current tax receivable.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. As of December 31, 2017 and 2016 the Company’s recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2017, and December 31, 2016, the Company had net deferred tax assets of $16,247,000 and $25,058,000, respectively. At December 31, 2017, the Company determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2014, and by the State of Californina taxing authority for years before 2013.

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

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments for the periods indicated:

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
Low income housing investments	$3,411	$3,880
Future commitments	$302	$365

The Company expects $14,000 of the future commitments to be paid in 2018, $14,000 in 2019, and $274,000 in 2020 through 2023.

For tax purposes, the Company recognized low income housing tax credits of $439,000 and $459,000 for the years ended December 31, 2017 and December 2016, respectively, and low income housing investment losses of $460,000 and $282,000, respectively.  The Company recognizes low income housing investment expenses as a component of income tax expense.

12) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. The Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. In 2017, the Company granted 270,000 shares of nonqualified stock options and 82,770 shares of restricted stock subject to time vesting requirements. There were 1,528,099 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2017.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2017	1,719,091	$9.79
Granted	270,000	$14.41
Exercised	(195,740)	$6.99
Forfeited or expired	(190,619)	$21.37
Outstanding at December 31, 2017	1,602,732	$9.54	6.31	$9,341,792
Vested or expected to vest	1,506,568		6.31	$8,781,284
Exercisable at December 31, 2017	1,113,050		5.30	$7,740,330

Information related to the equity plans for each of the last three years:

	2017	2016	2015
Intrinsic value of options exercised	$1,342,794	$606,359	$216,681
Cash received from option exercise	$1,368,673	$938,057	$315,076
Tax benefit realized from option exercises	$547,817	$242,303	$85,411
Weighted average fair value of options granted	$2.66	$2.12	$3.15

As of December 31, 2017, there was $1,248,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.59 years.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	2017	2016	2015
Expected life in months(1)	72	72	72
Volatility(1)	24%	31%	47%
Weighted average risk-free interest rate(2)	1.94%	1.41%	1.57%
Expected dividends(3)	2.78%	3.48%	3.37%

(1)The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.

(2)Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.

(3)Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date

The Company estimates the impact of forfeitures based on historical experience. Should the Company’s current estimate change, additional expense could be recognized or reversed in future periods. The Company issues authorized shares of common stock to satisfy stock option exercises.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2017	199,503	$9.74
Granted	82,770	$14.36
Vested	(82,454)	$9.69
Forfeited or expired	(18,634)	$11.87
Nonvested shares at December 31, 2017	181,185	$11.66

As of December 31, 2017, there was $1,583,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.27 years.

13) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $2,000 for each employee’s contributions in 2017 and 2016. Contribution expense was $535,000, $454,000, and $342,000 in 2017, 2016 and 2015, respectively.

Employee Stock Ownership Plan

The Company sponsors a non‑contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year‑end. Employer contributions to the ESOP are discretionary. The Company has suspended contributions to the ESOP since 2010. At December 31, 2017, the ESOP owned 115,838 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its employees (“Deferral Agreements”). Under the Deferral Agreements, a participant may defer up to 100% of his or her board fees into a deferred account. The participant may elect a distribution schedule of up to ten years. Amounts deferred earn interest. The Company did not have any deferred compensation obligation of December 31, 2017 and 2016, which is included in “Accrued interest payable and other liabilities.”

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan covering some current and some former key executives and directors (“SERP”). The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 52 at December 31, 2017. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The SERP has no assets and the entire projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2017	2016
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$27,376	$26,287
Service cost	325	534
Actuarial loss (gain)	790	425
Interest cost	1,034	1,035
Benefits paid	(1,015)	(905)
Projected benefit obligation at end of year	$28,510	$27,376
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$7,849	$7,335

Weighted‑average assumptions used to determine the benefit obligation at year‑end:

	2017	2016
Discount rate	3.38%	3.85%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2018	$1,085
2019	1,592
2020	1,604
2021	1,648
2022	1,814
2023 to 2027	9,970
$17,713

The components of pension cost for the SERP follow:

	2017	2016
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$325	$534
Interest cost	1,034	1,035
Amortization of net actuarial loss	276	239
Net periodic benefit cost	$1,635	$1,808

The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $292,000 and $276,000 as of December 31, 2017 and 2016, respectively.

Net periodic benefit cost was determined using the following assumption:

	2017	2016
Discount rate	3.85%	4.00%
Rate of compensation increase	N/A	N/A

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

The following sets forth the funded status of the split dollar life insurance benefits:

	2017	2016
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,301	$6,215
Interest cost	243	248
Actuarial (gain) loss	167	(162)
Projected benefit obligation at end of period	$6,711	$6,301

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	2017	2016
	(Dollars in thousands)
Net actuarial loss	$2,453	$2,126
Prior transition obligation	1,238	1,328
Accumulated other comprehensive loss	$3,691	$3,454

Weighted‑average assumption used to determine the benefit obligation at year‑end follow:

	2017	2016
Discount rate	3.38%	3.85%

Components of net periodic benefit cost during the year are:

	2017	2016
	(Dollars in thousands)
Amortization of prior transition obligation	$(71)	$(51)
Interest cost	243	248
Net periodic benefit cost	$172	$197

The estimated net actuarial loss and prior transition obligation for the split‑dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 as of December 31, 2017 and 2016.

Weighted‑average assumption used to determine the net periodic benefit cost:

	2017	2016
Discount rate	3.85%	4.00%

14) Fair Value

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at December 31, 2017
Available-for-sale securities:
Agency mortgage-backed securities	$374,733	—	$374,733	—
Trust preferred securities	17,119	—	17,119	—
I/O strip receivables	968	—	968	—
Assets at December 31, 2016
Available-for-sale securities:
Agency mortgage-backed securities	$290,989	—	$290,989	—
Trust preferred securities	15,600	—	15,600	—
I/O strip receivables	1,067	—	1,067	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at December 31, 2017
Impaired loans - held-for-investment:
Commercial	$242	—	—	$242
Real estate:
Land and construction	119	—	—	119
	$361	—	—	$361

Assets at December 31, 2016
Impaired loans - held-for-investment:
Commercial	$165	—	—	$165
Real estate:
CRE	419	—	—	419
Land and construction	199	—	—	199
	$783	—	—	$783
Foreclosed assets:
Land and construction	$229	—	—	$229
	$229			$229

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$651	$1,112
Book value of impaired loans held-for-investment carried at cost	2,123	2,078
Total impaired loans held-for-investment	$2,774	$3,190
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$651	$1,112
Specific valuation allowance	(290)	(329)
Impaired loans held-for-investment carried at fair value, net	$361	$783

Impaired loans held‑for‑investment were $2,774,000 at December 31, 2017. There were no partial charge‑offs at December 31, 2017.  In addition, these loans had a specific valuation allowance of $290,000 at December 31, 2017. Impaired loans held‑for‑investment totaling $651,000 at December 31, 2017 were carried at fair value as a result of the aforementioned partial charge‑offs and specific valuation allowances at year‑end. The remaining $2,123,000 of impaired loans were carried at cost at December 31, 2017, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during 2017 on impaired loans held‑for‑investment carried at fair value at December 31, 2017 resulted in an additional provision for loan losses of $254,000.

At December 31, 2017, there were no foreclosed assets.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis, except for consumer loans, at December 31, 2017 and 2016:

	December 31, 2017
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$242	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Land and construction	119	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2016
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$165	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
CRE	419	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3)%

Land and construction	199	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

Foreclosed assets:
Land and construction	229	Market Approach	Discount adjustment for differences between comparable sales	0% to 2% (2)%

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

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$316,222	$316,222	$—	$—	$316,222
Securities available-for-sale	391,852	—	391,852	—	391,852
Securities held-to-maturity	398,341	—	394,292	—	394,292
Loans (including loans held-for-sale), net	1,566,428	—	3,419	1,507,967	1,511,386
FHLB stock, FRB stock, and other investments	17,911	—	—	—	N/A
Accrued interest receivable	7,985	—	2,423	5,562	7,985
I/O strips receivables	968	—	968	—	968
Liabilities:
Time deposits	$194,561	$—	$194,844	$—	$194,844
Other deposits	2,288,428	—	2,288,428	—	2,288,428
Subordinated debt	39,183	—	40,384	—	40,384
Accrued interest payable	389	—	389	—	389

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$266,103	$266,103	$—	$—	$266,103
Securities available-for-sale	306,589	—	306,589	—	306,589
Securities held-to-maturity	324,010	—	318,748	—	318,748
Loans (including loans held-for-sale), net	1,489,223	—	5,705	1,444,076	1,449,781
FHLB stock, FRB stock, and other investments	15,196	—	—	—	N/A
Accrued interest receivable	6,859	—	1,961	4,898	6,859
I/O strips receivables	1,067	—	1,067	—	1,067
Liabilities:
Time deposits	$224,717	$—	$225,047	$—	$225,047
Other deposits	2,037,423	—	2,037,423	—	2,037,423
Accrued interest payable	168	—	168	—	168

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

15) Commitments and Contingencies

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

Commitments to extend credit were as follows:

	December 31, 2017		December 31, 2016
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$102,505	$570,190	$15,556	$565,166
Standby letters of credit	3,972	10,715	3,921	11,837
	$106,477	$580,905	$19,477	$577,003

Commitments generally expire within one year.

Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

The Company is required to maintain interest‑bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2017, the Company maintained reserves of $6,043,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Loss Contingencies

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

16) Shareholders’ Equity and Earnings Per Share

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

On September 12, 2016, the Company, entered into Exchange Agreements with Castle Creek Capital Partners IV, LP, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively “Preferred Stockholders”) providing for the exchange of 21,004 shares of the Company’s Series C convertible perpetual preferred stock, no par value (“Series C Preferred Stock”), for 5,601,000 shares of the Company’s common stock, no par value. The exchange ratio was equal to the equivalent number of shares the Preferred Stockholders would have received upon conversion of the Series C Preferred Stock into the Company’s common stock. During the fourth quarter of 2016, the Preferred Stockholders sold all of their shares of common stock.

Dividends—On January 25, 2018, the Company announced that its Board of Directors declared a $0.11 per share quarterly cash dividend to holders of common stock. The dividend was paid on February 23, 2018, to shareholders of record at close of business day on February 9, 2018.

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

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$23,828	$25,869	$	$ 14,705
Less: undistributed earnings allocated to Series C
Preferred Stock	—	(1,278)		(912)
Distributed and undistributed earnings allocated to
common shareholders	$23,828	$24,591		$13,793
Weighted average common shares outstanding for basic earnings
per common share	38,095,250	33,933,806		28,567,213
Dilutive effect of stock options outstanding, using
the treasury stock method	515,565	285,315		218,865
Shares used in computing diluted earnings per common share	38,610,815	34,219,121		28,786,078

Basic earnings per share	$0.63	$0.72		$0.48
Diluted earnings per share	$0.62	$0.72		$0.48

17) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since December 31, 2017, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules establish a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is to be phased-in over four years beginning on January 1, 2016. The buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2017.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2017 and December 31, 2016, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2017, and December 31, 2016.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2017
Total Capital	$288,754	14.4%	$185,338	9.25%
(to risk-weighted assets)
Tier 1 Capital	$229,258	11.4%	$145,265	7.25%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$229,258	11.4%	$115,210	5.75%
(to risk-weighted assets)
Tier 1 Capital	$229,258	8.0%	$114,959	4.00%
(to average assets)

(1)Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

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
(to average assets)

(1)Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2017, and December 31, 2016.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2017
Total Capital	$265,102	13.2%	$200,274	10.0%	$185,253	9.25%
(to risk-weighted assets)
Tier 1 Capital	$244,790	12.2%	$160,219	8.0%	$145,198	7.25%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$244,790	12.2%	$130,178	6.5%	$115,157	5.75%
(to risk-weighted assets)
Tier 1 Capital	$244,790	8.5%	$143,655	5.0%	$114,924	4.00%
(to average assets)

(1)Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

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
(to average assets)

(1)Includes 0.625% capital conservation buffer, effective January 1, 2016, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,183,000 at December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The issuance of Subordinated Debt resulted in an increase in the Company’s total risk‑based capital ratio at December 31, 2017, compared to December 31, 2016, but had no effect on the other regulatory capital ratios of the Company.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2017, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $17,260,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed dividends totaling $16,000,000 and $18,000,000 for the years ended December 31, 2017 and 2016, respectively.

18) Noninterest Expense

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$37,029	$34,660	$35,146
Occupancy and equipment	4,578	4,378	4,300
Professional fees	2,982	3,471	1,828
Software subscriptions	1,831	1,573	1,214
Insurance expense	1,529	1,275	1,127
Data processing	1,483	1,331	1,371
Amortization of intangible assets	1,361	1,568	1,043
FDIC deposit insurance premiums	1,084	1,160	1,092
Acquisition and integration related costs	671	—	3,546	(1)
Foreclosed assets	6	25	(94)
Other	8,184	8,198	8,100
Total	$60,738	$57,639	$58,673

(1)Does not include pre-tax severance and retention cost of $2,887,000, which is included in salaries and employee benefits for the year ended December 31, 2015.

19) Business Segment Information

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

	At or for the Year Ended
	December 31, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$95,027	$11,884	$106,911
Intersegment interest allocations	1,126	(1,126)	—
Total interest expense	5,387	—	5,387
Net interest income	90,766	10,758	101,524
Provision (credit) for loan losses	102	(3)	99
Net interest income after provision	90,664	10,761	101,425
Noninterest income	8,559	1,053	9,612
Noninterest expense (2)	53,860	6,878	60,738
Intersegment expense allocations	528	(528)	—
Income before income taxes	45,891	4,408	50,299
Income tax expense (3)	24,266	2,205	26,471
Net income	$21,625	$2,203	$23,828

Total assets	$2,780,286	$63,166	$2,843,452
Loans, net of deferred fees	$1,533,841	$48,826	$1,582,667
Goodwill	$32,620	$13,044	$45,664

(1)Includes the holding company’s results of operations.

(2)Includes $671,000 pre-tax acquisition costs related to the Tri-Valley and United American proposed mergers in the banking segment.

(3)Includes $7,103,000 of expense associated with remeasurement of the net DTA, of which $6,749,000 was in the banking segment, and $354,000 was in the factoring segment.

	At or for the Year Ended
	December 31, 2016
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$82,175	$12,256	$94,431
Intersegment interest allocations	1,163	(1,163)	—
Total interest expense	3,211	—	3,211
Net interest income	80,127	11,093	91,220
Provision for loan losses	1,181	56	1,237
Net interest income after provision	78,946	11,037	89,983
Noninterest income	10,821	804	11,625
Noninterest expense	50,298	7,341	57,639
Intersegment expense allocations	804	(804)	—
Income before income taxes	40,273	3,696	43,969
Income tax expense	15,036	1,552	16,588
Net income	$25,237	$2,144	$27,381

Total assets	$2,507,121	$63,759	$2,570,880
Loans, net of deferred fees	$1,452,991	$49,616	$1,502,607
Goodwill	$32,620	$13,044	$45,664

(1)Includes the holding company’s results of operations

	At or for the Year Ended
	December 31, 2015
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$66,306	$12,437	$78,743
Intersegment interest allocations	1,087	(1,087)	—
Total interest expense	2,422	—	2,422
Net interest income	64,971	11,350	76,321
Provision (credit) for loan losses	(156)	188	32
Net interest income after provision	65,127	11,162	76,289
Noninterest income	8,234	751	8,985
Noninterest expense (2)	51,438	7,235	58,673
Intersegment expense allocations	386	(386)	—
Income before income taxes	22,309	4,292	26,601
Income tax expense	8,301	1,803	10,104
Net income	$14,008	$2,489	$16,497

Total assets	$2,306,543	$55,036	$2,361,579
Loans, net of deferred fees	$1,318,657	$40,059	$1,358,716
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations
(2)	Includes $6,398,000 pre-tax acquisition costs related to the Focus acquisition.

20) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and cash equivalents	$22,940	$2,851
Investment in subsidiary bank	286,770	256,174
Other assets	916	825
Total assets	$310,626	$259,850
Liabilities and Shareholder’s Equity
Short-term borrowings	—	—
Subordinated debt, net of issuance costs	39,183	—
Other liabilities	204	—
Shareholder’s equity	271,239	259,850
Total liabilities and shareholder’s equity	$310,626	$259,850

Condensed Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Dividend from subsidiary bank	$16,000	$18,000	$—
Other income	114	—	—
Interest expense	(1,394)	(11)	(18)
Other expenses	(2,270)	(2,568)	(2,705)
Income (loss) before income taxes and equity in net income of subsidiary bank	12,450	15,421	(2,723)
Equity in net income of subsidiary bank:
Net income of subsidiary bank	10,078	10,897	18,081
Income tax benefit	1,300	1,063	1,139
Net income	23,828	27,381	16,497
Dividends and discount accretion on preferred stock	—	(1,512)	(1,792)
Net income available to common shareholders	$23,828	$25,869	$14,705

Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$23,828	$27,381	$16,497
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award, net of forfeitures and taxes	912	479	265
Equity in undistributed loss/(net income) of subsidiary bank	(10,078)	(10,897)	(18,081)
Net change in other assets and liabilities	224	(109)	269
Net cash provided by (used in) operating activities	14,886	16,854	(1,050)
Cash flows from financing activities:
Net change in purchased funds and other short-term borrowings	—	(3,000)	3,000
Equity investment in subsidiary bank	(20,000)	—	—
Payment of cash dividends	(15,238)	(13,627)	(10,738)
Proceeds from issuance of subordinated debt, net of issuance costs	39,073	—	—
Proceeds from issuance of common stock, net of issuance costs	1,368	938	315
Net cash provided by (used in) financing activities	5,203	(15,689)	(7,423)
Net increase (decrease) in cash and cash equivalents	20,089	1,165	(8,473)
Cash and cash equivalents, beginning of year	2,851	1,686	10,159
Cash and cash equivalents, end of year	$22,940	$2,851	$1,686

21) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	Quarter Ended
	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	(Dollars in thousands, except per share amounts)
Interest income	$28,152	$27,955	$26,107	$24,697
Interest expense	1,708	1,634	1,174	871
Net interest income	26,444	26,321	24,933	23,826
Provision (credit) for loan losses	(291)	115	(46)	321
Net interest income after provision for loan losses	26,735	26,206	24,979	23,505
Noninterest income	2,564	2,460	2,293	2,295
Noninterest expense (1)	15,322	14,834	15,254	15,328
Income before income taxes	13,977	13,832	12,018	10,472
Income tax expense (2)	12,719	5,249	4,569	3,934
Net income	$1,258	$8,583	$7,449	$6,538
Earnings per common share
Basic	$0.03	$0.22	$0.20	$0.17
Diluted	$0.03	$0.22	$0.19	$0.17

(1) Includes $671,000 pre-tax acquisition costs in the fourth quarter of 2017, related to the Tri-Valley and United American proposed mergers.

(2) Includes $7,103,000 of expense associated with remeasurement of net DTA in the fourth quarter of 2017.

	Quarter Ended
	12/31/2016	9/30/2016	6/30/2016	3/31/2016
	(Dollars in thousands, except per share amounts)
Interest income	$23,991	$23,874	$23,504	$23,062
Interest expense	867	826	760	758
Net interest income	23,124	23,048	22,744	22,304
Provision for loan losses	240	245	351	401
Net interest income after provision for loan losses	22,884	22,803	22,393	21,903
Noninterest income	3,039	2,312	3,660	2,614
Noninterest expense	14,277	14,296	14,381	14,685
Income before income taxes	11,646	10,819	11,672	9,832
Income tax expense	4,431	4,054	4,377	3,726
Net income	7,215	6,765	7,295	6,106
Dividends on preferred stock	—	(504)	(504)	(504)
Net income available to common shareholders	7,215	6,261	6,791	5,602
Undistributed earnings allocated to Series C Preferred Stock	—	(300)	(575)	(403)
Distributed and undistributed earnings allocated to common shareholders	$7,215	$5,961	$6,216	$5,199
Earnings per common share
Basic	$0.19	$0.18	$0.19	$0.16
Diluted	$0.19	$0.18	$0.19	$0.16

22) Proposed Mergers

Tri-Valley Bank Proposed Merger

On December 20, 2017, the Company announced that it signed an agreement to acquire Tri-Valley Bank (“Tri-Valley”).  The transaction is valued at approximately $31.6 million. Tri-Valley shareholders will receive an exchange ratio of 0.0489 of a share of the Company’s common stock, or an aggregate of approximately 1.9 million shares. The exchange ratio is fixed and the aggregate and per share values of the merger consideration will fluctuate between the date of the agreement and the date that the merger is completed, which is expected in the second quarter of 2018. Based on the Company’s 20-day volume weighted average stock price of $15.76 as of December 19, 2017, the last trading day before the announcement of the transaction, total consideration for each Tri-Valley share would be $0.77. The transaction is subject to the approval of state and federal bank regulatory agencies and the shareholders of Tri-Valley and other customary closing conditions.  The Company does not need to obtain shareholder approval.  Tri-Valley is a full-service commercial bank headquartered in San Ramon, California, and serves businesses, non-profits, entrepreneurs and professionals primarily in California’s Tri-Valley area, specifically the cities and communities of Pleasanton, Livermore, Dublin, San Ramon and Danville in the counties of Contra Costa and Alameda.  At December 31, 2017, Tri-Valley had approximately $145.5 million in assets, $122.6 million in net loans and $126.6 million in deposits (unaudited).

United American Bank Proposed Merger

On January 11, 2018, the Company announced that it signed an agreement to acquire United American Bank (“United American”). The transaction is valued at approximately $44.2 million.  United American common and preferred shareholders will receive an exchange ratio of 2.1644 of a share of the Company’s common stock and each common stock equivalent underlying the United American Series D Preferred Stock and Series E Preferred Stock, or an aggregate of approximately 2.8 million shares. The exchange ratio is fixed and the aggregate and per share values of the merger consideration will fluctuate between the date of the agreement and the date that the merger is completed which is expected in the second quarter of 2018. Based on the Company’s stock price of $15.65 as of January 9, 2018, the penultimate trading day before the announcement of the transaction, total consideration for each United American share would be $33.87.   Additionally, holders of Series A Preferred Stock and Series B Preferred Stock will receive $1,000 per share in cash for a total of $9.1 million at closing.  The transaction is subject to the approval of state and federal bank regulatory agencies and the shareholders of United American and other customary closing conditions.  The Company does not need to obtain shareholder approval.  United American Bank is a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California.

At December 31, 2017, United American had approximately $330.3 million in assets, $225.9 million in net loans and $296.1 million in deposits (unaudited). At December 31, 2017, on a pro forma consolidated basis the combined company, including the Company, Tri-Valley and United American, would have approximately $3.3 billion in total assets, $1.9 billion in total loans, and $2.9 billion in total deposits (unaudited).