Form 10-Q
period 2018-03-31
HERITAGE COMMERCE CORP
filed 2018-05-08
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  YES ☐  NO ☒

The Registrant had  40,159,752  shares of Common Stock outstanding on April 30, 2018.

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

•risks associated with integration of Tri-Valley Bank and United American Bank with the Company, including the possibility that we may not realize the anticipated benefits of the transactions;

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and due from banks	$30,454	$31,681
Other investments and interest-bearing deposits in other financial institutions	271,535	284,541
Total cash and cash equivalents	301,989	316,222
Securities available-for-sale, at fair value	344,766	391,852
Securities held-to-maturity, at amortized cost (fair value of $383,637 at March 31, 2018
and $394,292 at December 31, 2017)	395,274	398,341
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,859	3,419
Loans, net of deferred fees	1,591,201	1,582,667
Allowance for loan losses	(20,139)	(19,658)
Loans, net	1,571,062	1,563,009
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	17,917	17,911
Company-owned life insurance	61,177	60,814
Premises and equipment, net	7,203	7,353
Goodwill	45,664	45,664
Other intangible assets	5,348	5,589
Accrued interest receivable and other assets	32,289	33,278
Total assets	$2,785,548	$2,843,452

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$975,846	$989,753
Demand, interest-bearing	621,402	601,929
Savings and money market	688,217	684,131
Time deposits - under $250	49,861	51,710
Time deposits - $250 and over	71,446	138,634
CDARS - interest-bearing demand, money market and time deposits	15,420	16,832
Total deposits	2,422,192	2,482,989
Subordinated debt, net of issuance costs	39,229	39,183
Accrued interest payable and other liabilities	53,136	50,041
Total liabilities	2,514,557	2,572,213

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at March 31, 2018 and December 31, 2017	—	—
Common stock, no par value; 60,000,000 shares authorized; 38,269,789 shares issued and outstanding at March 31, 2018 and 38,200,883 shares issued and
outstanding at December 31, 2017	219,208	218,355
Retained earnings	66,739	62,136
Accumulated other comprehensive loss	(14,956)	(9,252)
Total shareholders' equity	270,991	271,239
Total liabilities and shareholders' equity	$2,785,548	$2,843,452

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$22,284	$20,398
Securities, taxable	3,862	2,877
Securities, exempt from Federal tax	560	566
Other investments and interest-
bearing deposits in other financial institutions	1,171	856
Total interest income	27,877	24,697

Interest expense:
Deposits	958	871
Subordinated debt	571	—
Total interest expense	1,529	871

Net interest income before provision for loan losses	26,348	23,826
Provision for loan losses	506	321
Net interest income after provision for loan losses	25,842	23,505

Noninterest income:
Service charges and fees on deposit accounts	902	740
Increase in cash surrender value of life insurance	363	422
Gain on sales of SBA loans	235	324
Servicing income	181	285
Gain (loss) on sales of securities	87	(6)
Other	427	530
Total noninterest income	2,195	2,295

Noninterest expense:
Salaries and employee benefits	9,777	9,486
Occupancy and equipment	1,106	1,068
Professional fees	684	1,071
Other	4,423	3,703
Total noninterest expense	15,990	15,328
Income before income taxes	12,047	10,472
Income tax expense	3,238	3,934
Net income	$8,809	$6,538
Earnings per common share:
Basic	$0.23	$0.17
Diluted	$0.23	$0.17

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Net income	$8,809	$6,538
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(7,985)	845
Deferred income taxes	2,315	(355)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(11)	(13)
Deferred income taxes	3	5
Reclassification adjustment for losses (gains) realized in income	(87)	6
Deferred income taxes	26	(2)
Change in unrealized gains on securities and I/O strips, net of
deferred income taxes	(5,739)	486

Change in net pension and other benefit plan liability adjustment	50	39
Deferred income taxes	(15)	(16)
Change in pension and other benefit plan liability, net of
deferred income taxes	35	23
Other comprehensive (loss) income	(5,704)	509

Total comprehensive income	$3,105	$7,047

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2018 and 2017
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

Balance, January 1, 2017	37,941,007	$215,237	$52,527	$(7,914)	$259,850
Net income	—	—	6,538	—	6,538
Other comprehensive loss	—	—	—	509	509
Issuance of restricted stock awards, net	1,492	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	221	—	—	221
Cash dividend declared $0.10 per share	—	—	(3,795)	—	(3,795)
Stock option expense, net of fortfeitures and taxes	—	216	—	—	216
Stock options exercised	52,586	365	—	—	365
Balance, March 31, 2017	37,995,085	$216,039	$55,270	$(7,405)	$263,904

Balance, January 1, 2018	38,200,883	$218,355	$62,136	$(9,252)	$271,239
Net income	—	—	8,809	—	8,809
Other comprehensive loss	—	—	—	(5,704)	(5,704)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	228	—	—	228
Cash dividend declared $0.11 per share	—	—	(4,206)	—	(4,206)
Stock option expense, net of forfeitures and taxes	—	176	—	—	176
Stock options exercised	68,906	449	—	—	449
Balance, March 31, 2018	38,269,789	$219,208	$66,739	$(14,956)	$270,991

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,809	$6,538
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,131	1,066
(Gain) loss on sale of securities available-for-sale	(87)	6
Gain on sale of SBA loans	(235)	(324)
Proceeds from sale of SBA loans originated for sale	3,041	4,103
Net change in SBA loans originated for sale	(2,246)	(3,861)
Provision for loan losses	506	321
Increase in cash surrender value of life insurance	(363)	(422)
Depreciation and amortization	196	190
Amortization of other intangible assets	241	345
Stock option expense, net	176	216
Amortization of restricted stock awards, net	228	221
Amortization of subordinated debt issuance costs	46	—
Effect of changes in:
Accrued interest receivable and other assets	3,288	5,057
Accrued interest payable and other liabilities	(2,297)	(1,052)
Net cash provided by operating activities	12,434	12,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(15,193)	(47,296)
Purchase of securities held-to-maturity	(5,022)	(27,736)
Maturities/paydowns/calls of securities available-for-sale	14,957	12,740
Maturities/paydowns/calls of securities held-to-maturity	13,002	9,876
Proceeds from sales of securities available-for-sale	38,754	6,536
Net change in loans	(8,559)	(9,079)
Changes in Federal Home Loan Bank stock and other investments	(6)	(7)
Purchase of premises and equipment	(46)	(212)
Net cash provided by (used in) investing activities	37,887	(55,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(60,797)	67,947
Exercise of stock options	449	365
Payment of cash dividends	(4,206)	(3,795)
Net cash provided by financing activities	(64,554)	64,517
Net increase (decrease) in cash and cash equivalents	(14,233)	21,743
Cash and cash equivalents, beginning of year	316,222	266,103
Cash and cash equivalents, end of year	$301,989	$287,846

Supplemental disclosures of cash flow information:
Interest paid	$977	$891
Income taxes paid	4	3

Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$5,439	$—
Transfer of loans held-for-sale to loan portfolio	$—	$1,876

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2017.

HBC is a commercial bank serving customers primarily located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. CSNK Working Capital Finance Corp. a California corporation, dba Bay View Funding (“Bay View Funding”) is a wholly owned subsidiary of HBC, and provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10% of revenue for HBC or the Company. The Company reports its results for two segments: banking and factoring. The Company’s management uses segment results in its operating and strategic planning.

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

The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2018.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of the standard. The Company’s revenue recognition pattern for revenue streams within the scope of the standard, including but not limited to service charges on deposit accounts and gains/losses on the sale of other real estate owned (“OREO”), did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of the standard to uncompleted contracts at the date of adoption however, periods prior to the date of adoption were not retrospectively revised as the impact of the standard on uncompleted contracts at the date of adoption was not material. See Note 14 – Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The standard was effective for the Company on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of financial instruments not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 10 – Fair Value for further information regarding the valuation of these loans.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard amended existing guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments allow only the service cost component to be eligible for capitalization. The Company adopted the new guidance on January 1, 2018, and there was no material impact to the financial statements.

Newly Issued, but not yet Effective Accounting Standards

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

2) Shareholders’ Equity and Earnings Per Share

Basic earnings per common share is computed by dividing net income, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Net income	$8,809	$6,538

Weighted average common shares outstanding for basic earnings
per common share	38,240,495	37,957,999
Dilutive effect of stock options outstanding, using
the treasury stock method	574,227	536,108
Shares used in computing diluted earnings per common share	38,814,722	38,494,107

Basic earnings per share	$0.23	$0.17
Diluted earnings per share	$0.23	$0.17

Stock options for 275,000 and 246,500 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2018 and 2017, respectively, because they were antidilutive.

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31, 2018 and 2017
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2018, net of taxes	$(362)	$375	$(9,265)	$(9,252)
Other comprehensive income (loss) before reclassification, net of taxes	(5,670)	—	(5)	(5,675)
Amounts reclassified from other comprehensive income (loss), net of taxes	(61)	(8)	40	(29)
Net current period other comprehensive income (loss), net of taxes	(5,731)	(8)	35	(5,704)
Ending balance March 31, 2018, net of taxes	$(6,093)	$367	$(9,230)	$(14,956)

Beginning balance January 1, 2017, net of taxes	$(540)	$336	$(7,710)	$(7,914)
Other comprehensive income (loss) before reclassification, net of taxes	490	—	(7)	483
Amounts reclassified from other comprehensive income (loss), net of taxes	4	(8)	30	26
Net current period other comprehensive income (loss), net of taxes	494	(8)	23	509
Ending balance March 31, 2017, net of taxes	$(46)	$328	$(7,687)	$(7,405)

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2018	2017	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$87	$(6)	Gain (loss) on sales of securities
	(26)	2	Income tax expense
	61	(4)	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	11	13	Interest income on taxable securities
	(3)	(5)	Income tax expense
	8	8	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	16	18
Actuarial losses	(73)	(69)
	(57)	(51)	Salaries and employee benefits
	17	21	Income tax benefit
	(40)	(30)	Net of tax
Total reclassification for the year	$29	$(26)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at March 31, 2018 and December 31, 2017 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$354,302	$216	$(9,752)	$344,766
Total	$354,302	$216	$(9,752)	$344,766

Securities held-to-maturity:
Agency mortgage-backed securities	$307,083	$—	$(9,762)	$297,321
Municipals - exempt from Federal tax	88,191	410	(2,285)	86,316
Total	$395,274	$410	$(12,047)	$383,637

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$378,339	786	(4,392)	$374,733
Trust preferred securities	15,000	2,119	—	17,119
Total	$393,339	$2,905	$(4,392)	$391,852

Securities held-to-maturity:
Agency mortgage-backed securities	$309,616	$6	$(4,394)	$305,228
Municipals - exempt from Federal tax	88,725	946	(607)	89,064
Total	$398,341	$952	$(5,001)	$394,292

Securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$199,375	$(5,107)	$123,168	$(4,645)	$322,543	$(9,752)
Total	$199,375	$(5,107)	$123,168	$(4,645)	$322,543	$(9,752)

Securities held-to-maturity:
Agency mortgage-backed securities	$169,591	$(4,614)	$121,549	$(5,148)	$291,140	$(9,762)
Municipals - exempt from Federal tax	43,270	(1,189)	18,561	(1,096)	61,831	(2,285)
Total	$212,861	$(5,803)	$140,110	$(6,244)	$352,971	$(12,047)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)
Total	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)

Securities held-to-maturity:
Agency mortgage-backed securities	$168,439	$(1,368)	$130,759	$(3,026)	$299,198	$(4,394)
Municipals - exempt from Federal tax	18,159	(182)	19,240	(425)	37,399	(607)
Total	$186,598	$(1,550)	$149,999	$(3,451)	$336,597	$(5,001)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2018 the Company held 493 securities (167 available-for-sale and 326 held‑to‑maturity), of which 377 had fair values below amortized cost. At March 31, 2018, there were $123,168,000 of agency mortgage-back securities available-for-sale, $121,549,000 of agency mortgage-backed securities held-to-maturity, and $18,561,000 of municipal bonds held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $10,889,000 at March 31, 2018. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at March 31, 2018.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Proceeds	$38,754	$6,536
Gross gains	1,050	—
Gross losses	(963)	(6)

The amortized cost and estimated fair values of securities as of March 31, 2018 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Agency mortgage-backed securities	$354,302	$344,766
Total	$354,302	$344,766

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$499	$499
Due after one through five years	3,703	3,740
Due after five through ten years	23,442	23,434
Due after ten years	60,547	58,643
Agency mortgage-backed securities	307,083	297,321
Total	$395,274	$383,637

Securities with amortized cost of $38,863,000 and $110,874,000 as of March 31, 2018 and December 31, 2017 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

5) Loans

Loans were as follows for the periods indicated:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$572,790	$573,296
Real estate:
CRE	775,547	772,867
Land and construction	113,470	100,882
Home equity	76,087	79,176
Residential mortgages	42,868	44,561
Consumer	10,958	12,395
Loans	1,591,720	1,583,177
Deferred loan fees, net	(519)	(510)
Loans, net of deferred fees	1,591,201	1,582,667
Allowance for loan losses	(20,139)	(19,658)
Loans, net	$1,571,062	$1,563,009

At March 31, 2018 and December 31, 2017, total net loans included in the table above include $55,633,000 and $58,551,000, respectively, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended March 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(245)	—	—	(245)
Recoveries	157	63	—	220
Net (charge-offs) recoveries	(88)	63	—	(25)
Provision (credit) for loan losses	645	(155)	16	506
End of year balance	$11,165	$8,858	$116	$20,139

	Three Months Ended March 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(366)	—	—	(366)
Recoveries	50	41	—	91
Net (charge-offs) recoveries	(316)	41	—	(275)
Provision (credit) for loan losses	912	(625)	34	321
End of period balance	$11,252	$7,743	$140	$19,135

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	March 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,600	$—	$—	$1,600
Collectively evaluated for impairment	9,565	8,858	116	18,539
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$11,165	$8,858	$116	$20,139
Loans:
Individually evaluated for impairment	$3,171	$865	$—	$4,036
Collectively evaluated for impairment	569,619	1,007,107	10,958	1,587,684
Acquired with deteriorated credit quality	—	—	—	—
Total loan balance	$572,790	$1,007,972	$10,958	$1,591,720

	December 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$290	$—	$—	$290
Collectively evaluated for impairment	10,318	8,950	100	19,368
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$10,608	$8,950	$100	$19,658
Loans:
Individually evaluated for impairment	$1,775	$998	$1	$2,774
Collectively evaluated for impairment	571,521	996,488	12,394	1,580,403
Acquired with deteriorated credit quality	—	—	—	—
Total loan balance	$573,296	$997,486	$12,395	$1,583,177

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	March 31, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,285	$1,254	$—	$1,243	$1,243	$—
Real estate:
CRE	501	501	—	500	500	—
Land and construction	—	—	—	138	119	—
Home Equity	364	364	—	379	379	—
Consumer	—	—	—	1	1	—
Total with no related allowance recorded	2,150	2,119	—	2,261	2,242	—

With an allowance recorded:
Commercial	1,931	1,917	1,600	589	532	290
Total with an allowance recorded	1,931	1,917	1,600	589	532	290
Total	$4,081	$4,036	$1,600	$2,850	$2,774	$290

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Three Months Ended March 31, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$2,474	$501	$59	$371	$1	$3,406
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2017
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$3,239	$665	$197	$259	$2	$4,362
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	March 31,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$3,637	$5,200	$2,250
Restructured and loans over 90 days past due and still accruing	158	207	235
Total nonperforming loans	3,795	5,407	2,485
Other restructured loans	241	126	289
Total impaired loans	$4,036	$5,533	$2,774

The following table presents the nonperforming loans by class for the periods indicated:

	March 31, 2018			December 31, 2017
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$2,772	$158	$2,930	$1,250	$235	$1,485
Real estate:
CRE	501	—	501	501	—	501
Land and construction	—	—	—	119	—	119
Home equity	364	—	364	379	—	379
Consumer	—	—	—	1	—	1
Total	$3,637	$158	$3,795	$2,250	$235	$2,485

The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2018
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,495	$877	$1,267	$6,639	$566,151	$572,790
Real estate:
CRE	—	—	501	501	775,046	775,547
Land and construction	—	—		—	113,470	113,470
Home equity	775	—	—	775	75,312	76,087
Residential mortgages	—	—	—	—	42,868	42,868
Consumer	—	—	—	—	10,958	10,958
Total	$5,270	$877	$1,768	$7,915	$1,583,805	$1,591,720

	December 31, 2017
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,288	$1,224	$589	$6,101	$567,195	$573,296
Real estate:
CRE	—	—	500	500	772,367	772,867
Land and construction	—	—	119	119	100,763	100,882
Home equity	223	—	—	223	78,953	79,176
Residential mortgages	—	—	—	—	44,561	44,561
Consumer	—	—	—	—	12,395	12,395
Total	$4,511	$1,224	$1,208	$6,943	$1,576,234	$1,583,177

Past due loans 30 days or greater totaled $7,915,000 and $6,943,000 at March 31, 2018 and December 31, 2017, respectively, of which $2,357,000 and $1,410,000 were on nonaccrual, respectively. At March 31, 2018, there were also $1,280,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2017, there were also $840,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at March 31, 2018 and December 31, 2017.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	March 31, 2018			December 31, 2017
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$548,538	$24,252	$572,790	$554,913	$18,383	$573,296
Real estate:
CRE	769,707	5,840	775,547	766,988	5,879	772,867
Land and construction	113,470	—	113,470	100,763	119	100,882
Home equity	75,416	671	76,087	78,486	690	79,176
Residential mortgages	42,868	—	42,868	44,561	—	44,561
Consumer	10,958	—	10,958	12,394	1	12,395
Total	$1,560,957	$30,763	$1,591,720	$1,558,105	$25,072	$1,583,177

The increase in classified assets at March 31, 2018 was primarily due to seasonal advances on lines of credit associated with a lending relationship that was moved to classified loans in the fourth quarter of 2017, which totaled $20.2 million at March 31, 2018, compared to $12.5 million at December 31, 2017. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The balance of troubled debt restructurings at March 31, 2018 was $323,000, which included $16,000 of nonaccrual loans and $307,000 of accruing loans. The balance of troubled debt restructurings at December 31, 2017 was $325,000, which included $16,000 of nonaccrual loans and $309,000 of accruing loans. Approximately $2,500 and $2,000 of specific reserves were established with respect to these loans as of March 31, 2018 and December 31, 2017.

There were no new loans modified as troubled debt restructurings during the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses. The Company has committed to lend no additional amounts as of March 31, 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month ended March 31, 2018 and 2017.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2018, the carrying value of goodwill was $45,664,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding and $32,620,000 from its acquisition of Focus Business Bank (“Focus”).

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

Other Intangible Assets

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $2,189,000 and $1,995,000 at March 31, 2018 and December 31, 2017, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of the customer relationship and brokered relationship intangible assets was $648,000 and $601,000 at March 31, 2018 and December 31, 2017, respectively. The below market lease and non-compete agreement intangible assets were fully amortized at December 31, 2017.

Estimated amortization expense for 2018, the next five years and thereafter is as follows:

		Bay View Funding
		Customer &
	Focus Core	Brokered	Total
	Deposit	Relationship	Amortization
Year	Intangible	Intangible	Expense
	(Dollars in thousands)
2018	$775	$190	$965
2019	734	190	924
2020	716	190	906
2021	596	190	786
2022	502	190	692
2023	420	190	610
Thereafter	547	159	706
	$4,290	$1,299	$5,589

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2018 and December 31, 2017.

7) Income Taxes

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

The Company had net deferred tax assets of $18,588,000, and $16,247,000, at March 31, 2018, and December 31, 2017, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2018 and December 31, 2017 will be fully realized in future years.

The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	Decemebr 31,
	2018	2017
	(Dollars in thousands)
Low income housing investments	$3,292	$3,411
Future commitments	$290	$302

The Company expects future commitments of $1,000 to be paid in 2018, and $289,000 in 2019 through 2023.

For tax purposes, the Company had low income housing tax credits of $106,000 and $110,000 for the three months ended March 31, 2018 and March 31, 2017, respectively, and low income housing investment losses of $119,000 and $115,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$62	$81
Interest cost	237	259
Amortization of net actuarial loss	73	69
Net periodic benefit cost	$372	$409

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,711	$6,301
Interest cost	57	243
Actuarial (gain) loss	—	167
Projected benefit obligation at end of period	$6,768	$6,711

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Net actuarial loss	$2,491	$2,453
Prior transition obligation	1,216	1,238
Accumulated other comprehensive loss	$3,707	$3,691

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Amortization of prior transition obligation	$(16)	$(18)
Interest cost	57	61
Net periodic benefit cost	$41	$43

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at March 31, 2018
Available-for-sale securities:
Agency mortgage-backed securities	$344,766	—	$344,766	—
I/O strip receivables	945	—	945	—
Assets at December 31, 2017
Available-for-sale securities:
Agency mortgage-backed securities	$374,733	—	$374,733	—
Trust preferred securities	17,119	—	17,119	—
I/O strip receivables	968	—	968	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at March 31, 2018
Impaired loans - held-for-investment:
Commercial	$342	—	—	$342
	$342	—	—	$342

Assets at December 31, 2017
Impaired loans - held-for-investment:
Commercial	$242	—	—	$242
Real estate:
Land and construction	119	—	—	119
	$361	—	—	$361

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$1,942	$651
Book value of impaired loans held-for-investment carried at cost	2,094	2,123
Total impaired loans held-for-investment	$4,036	$2,774
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$1,942	$651
Specific valuation allowance	(1,600)	(290)
Impaired loans held-for-investment carried at fair value, net	$342	$361

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $4,036,000 at March 31, 2018.  In addition, these loans had a specific valuation allowance of $1,600,000 at March 31, 2018. Impaired loans held‑for‑investment totaling $1,942,000 at March 31, 2018, were carried at fair value as a result of the aforementioned partial charge‑offs and specific valuation allowances at period‑end. The remaining $2,094,000 of impaired loans were carried at cost at March 31, 2018, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first three months of 2018 on impaired loans held‑for‑investment carried at fair value at March 31, 2018 resulted in an additional provision for loan losses of $1,331,000.

At March 31, 2018, there were no foreclosed assets.

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

At December 31, 2017, there were no foreclosed assets

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	March 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$342	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2017
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$242	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Land and construction	119	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

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

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$301,989	$301,989	$—	$—	$301,989
Securities available-for-sale	344,766	—	344,766	—	344,766
Securities held-to-maturity	395,274	—	383,637	—	383,637
Loans (including loans held-for-sale), net	1,573,921	—	2,859	1,558,196	1,561,055
FHLB stock, FRB stock, and other investments	17,917	—	—	—	N/A
Accrued interest receivable	7,896	—	2,267	5,629	7,896
I/O strips receivables	945	—	945	—	945
Liabilities:
Time deposits	$125,548	$—	$125,709	$—	$125,709
Other deposits	2,296,644	—	2,296,644	—	2,296,644
Subordinated debt	39,229	—	39,809	—	39,809
Accrued interest payable	895	—	895	—	895

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2017:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$316,222	$316,222	$—	$—	$316,222
Securities available-for-sale	391,852	—	391,852	—	391,852
Securities held-to-maturity	398,341	—	394,292	—	394,292
Loans (including loans held-for-sale), net	1,566,428	—	3,419	1,507,967	1,511,386
FHLB stock, FRB stock, and other investments	17,911	—	—	—	N/A
Accrued interest receivable	7,985	—	2,423	5,562	7,985
I/O strips receivables	968	—	968	—	968
Liabilities:
Time deposits	$194,561	$—	$194,844	$—	$194,844
Other deposits	2,288,428	—	2,288,428	—	2,288,428
Subordinated debt	39,183	—	40,384	—	40,384
Accrued interest payable	389	—	389	—	389

The methods and assumptions, not previously discussed, used to estimate the fair value of loans, including loans held-for-sale, are described as follows:

The fair value of loans held‑for‑sale is estimated based upon binding contracts and quotes from third parties resulting in a Level 2 classification.

The Company adopted ASU No. 2016-01, effective January 1, 2018. Adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of loans, excluding loans held-for-sale, using discounted cash flow analyses as of March 31, 2018.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans, resulting in a level 3 classification.

Fair values of loans, excluding loans held-for-sale, were estimated as follows as of December 31, 2017: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The methods utilized to estimate the fair value of loans as of December 31, 2017 do not necessarily represent an exit price.

Impaired loans as of March 31, 2018 and December 31, 2017 are valued at the lower of cost or fair value as described previously.

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the three months ended March 31, 2018, the Company granted 10,000 shares of nonqualified stock options and no shares of restricted stock. There were 1,518,099 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2018.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2018	1,602,732	$9.54
Granted	10,000	$15.96
Exercised	(68,906)	$7.79
Forfeited or expired	(3,000)	$16.00
Outstanding at March 31, 2018	1,540,826	$9.64	6.18	$10,624,596
Vested or expected to vest	1,448,376		6.18	$9,987,120
Exercisable at March 31, 2018	1,101,536		5.26	$8,764,801

Information related to the equity plans for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Intrinsic value of options exercised	$560,332	$375,122
Cash received from option exercise	$449,294	$365,031
Tax benefit realized from option exercises	$164,978	$155,648
Weighted average fair value of options granted	$3.00	N/A

As of March 31, 2018, there was $1,102,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.47 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Expected life in months(1)	72	N/A
Volatility(1)	22%	N/A
Weighted average risk-free interest rate(2)	2.58%	N/A
Expected dividends(3)	2.51%	N/A

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2018	181,185	$11.66
Vested	(5,000)	$8.30
Nonvested shares at March 31, 2018	176,185	$11.75

As of March 31, 2018, there was $1,359,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.14 years.

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

12) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since March 31, 2018, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules establish a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is to be phased-in over four years beginning on January 1, 2016. The buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2018.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2018 and December 31, 2017, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2018, and December 31, 2017.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of March 31, 2018
Total Capital	$292,906	14.7%	$197,404	9.875%
(to risk-weighted assets)
Tier 1 Capital	$232,905	11.7%	$157,423	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$232,905	11.7%	$127,438	6.375%
(to risk-weighted assets)
Tier 1 Capital	$232,905	8.6%	$108,864	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2017
Total Capital	$288,754	14.4%	$185,338	9.250%
(to risk-weighted assets)
Tier 1 Capital	$229,258	11.4%	$145,265	7.250%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$229,258	11.4%	$115,210	5.750%
(to risk-weighted assets)
Tier 1 Capital	$229,258	8.0%	$114,959	4.000%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2018, and December 31, 2017.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of March 31, 2018
Total Capital	$269,644	13.5%	$199,778	10.0%	$197,280	9.875%
(to risk-weighted assets)
Tier 1 Capital	$248,872	12.5%	$159,822	8.0%	$157,325	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$248,872	12.5%	$129,855	6.5%	$127,358	6.375%
(to risk-weighted assets)
Tier 1 Capital	$248,872	9.1%	$136,019	5.0%	$108,815	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2017
Total Capital	$265,102	13.2%	$200,274	10.0%	$185,253	9.250%
(to risk-weighted assets)
Tier 1 Capital	$244,790	12.2%	$160,219	8.0%	$145,198	7.250%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$244,790	12.2%	$130,178	6.5%	$115,157	5.750%
(to risk-weighted assets)
Tier 1 Capital	$244,790	8.5%	$143,655	5.0%	$114,924	4.000%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,229,000 at March 31, 2018, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2018, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $35,057,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed dividends to HCC totaling $4,000,000 for the three month ended March 31, 2018.

13) Loss Contingencies

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

14) Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Basis of Presentation, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 606.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, gain on sale of securities, bank owned life insurance, gain on sales of SBA loans, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. We sometimes charge customers fees that are not specifically related to the customer accessing its funds, such as account maintenance or dormancy fees. The amount of deposit fees assessed varies based on a number of factors, such as the type of customer and account, the quantity of transactions, and the size of the deposit balance. We charge, and in some circumstances do not charge, fees to earn additional revenue and influence certain customer behavior. An example would be where we do not charge a monthly service fee, or do not charge for certain transactions, for customers that have a high deposit balance. Deposit fees are considered either transactional in nature (such as wire transfers, nonsufficient fund fees, and stop payment orders) or non-transactional (such as account maintenance and dormancy fees). These fees are recognized as earned or as transactions occur and services are provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Interchange Revenue

Interchange revenue primarily consists of interchange fees, volume-related incentives and ATM charges. As the card-issuing bank, interchange fees represent our portion of discount fees paid by merchants for credit / debit card transactions processed through the interchange network. The levels and structure of interchange rates are set by the credit card companies and are based on cardholder purchase volumes. The Company earns interchange income as cardholder transactions occur and interchange fees are settled on a daily basis.  Since interchange fees are settled on a daily basis, the Company believes the application of Topic 606 to interchange fees would likely not lead to significantly different recognition and measurement outcomes when compared to our current accounting practice. In addition, the Company will continue to consider any constraint on the variability of consideration due to returns, refunds and chargebacks.  ATM charges consist of fees received from non-customers using a bank-owned ATM and fees received for customers using a nonbank-owned ATM. These fees are earned when these types of ATM transactions occur.

Merchant Services Revenue

Revenue from the Company’s merchant services business consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions. These fees are net of interchange fees paid to the credit card issuing bank, card company assessments, and revenue sharing amounts.

Based on the insignificant level of merchant services revenue, the Company has concluded that the application of Topic 606 to merchant services account management fees would likely not lead to significantly different recognition and measurement outcomes when compared to our current accounting practice. As a result, revenue from account management fees will continue to be recognized by the Company at the end of each month since the end of this measurement period allows us to reliably measure our progress towards completion of our performance obligation.

Other

Noninterest miscellaneous fees consist of charges for various other services including safe deposit box rentals, wire transfers, check cashing, telephone transfers, and online business banking. Given the insignificance of these amounts individually and in total, further consideration of these revenue streams under Topic 606 is not considered necessary.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$478	$465
Interchange fees	73	62
Merchant services revenue	44	46
Other	148	152
Total noninterest income in-scope of Topic 606	743	725
Noninterest Income Out-of-scope of Topic 606	1,452	1,570
Total noninterest income	$2,195	$2,295

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Salaries and employee benefits	$9,777	$9,486
Occupancy and equipment	1,106	1,068
Professional fees	684	1,071
Acquisition and integration related costs	615	—
Software subscriptions	593	417
Insurance expense	407	352
Data processing	353	383
Other	2,455	2,551
Total	$15,990	$15,328

16) Business Segment Information

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

	Three Months Ended March 31, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$24,731	$3,146		$27,877
Intersegment interest allocations	327	(327)		—
Total interest expense	1,529	—		1,529
Net interest income	23,529	2,819		26,348
Provision for loan losses	488	18		506
Net interest income after provision	23,041	2,801	—	25,842
Noninterest income	2,086	109		2,195
Noninterest expense	14,467	1,523		15,990
Intersegment expense allocations	175	(175)		—
Income before income taxes	10,835	1,212		12,047
Income tax expense	2,880	358		3,238
Net income	$7,955	$854		$8,809

Total assets	$2,722,472	$63,076		$2,785,548
Loans, net of deferred fees	$1,541,466	$49,735		$1,591,201
Goodwill	$32,620	$13,044		$45,664

	Three Months Ended March 31, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$21,969	$2,728	$24,697
Intersegment interest allocations	260	(260)	—
Total interest expense	871	—	871
Net interest income	21,358	2,468	23,826
Provision for loan losses	311	10	321
Net interest income after provision	21,047	2,458	23,505
Noninterest income	2,115	180	2,295
Noninterest expense	13,579	1,749	15,328
Intersegment expense allocations	133	(133)	—
Income before income taxes	9,716	756	10,472
Income tax expense	3,616	318	3,934
Net income	$6,100	$438	$6,538

Total assets	$2,584,288	$57,503	$2,641,791
Loans, net of deferred fees	$1,470,450	$42,837	$1,513,287
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

17) Subsequent Events

The Company completed its previously announced merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Tri-Valley Bank (“Tri-Valley”) effective as of the close of business on April 6, 2018. The merger, which was first announced on December 20, 2017, was concluded following receipt of approval from Tri-Valley shareholders and all required regulatory approvals. Tri-Valley will be reflected in the Company’s results of operations in the second quarter of 2018.

Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company has applied to close the San Ramon office in the third quarter of 2018.

The Company completed its previously announced merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with United American Bank (“United American”) effective as of the close of business on May 4, 2018. The merger, which was first announced on January 11, 2018, was concluded following receipt of approval from United American shareholders and all required regulatory approvals. United American will be reflected in the Company’s results of operations in the second quarter of 2018.

United American Bank was a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California and serviced businesses, professionals and individuals.  The Company has applied to close the Half Moon Bay office in the third quarter of 2018.

At March 31, 2018, Tri-Valley had approximately $150.3 million in assets, $125.2 million in net loans and $131.4 million in deposits.  At March 31, 2018, United American had approximately $319.7 million in assets, $218.3 million in net loans and $286.6 million in deposits.  At March 31, 2018, on a pro forma consolidated basis the combined company, including the Company, Tri-Valley, and United American, would have approximately $3.3 billion in total assets, $1.9 billion in total loans, and $2.8 billion in total deposits.

The transactions will be accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition dates. The acquisition related disclosures required by the accounting guidance cannot be made as the initial accounting for the business transactions is incomplete. Key financial data such as the determination of the fair values of the assets acquired and liabilities assumed is not yet available.

On April 26, 2018, the Company announced that its Board of Directors declared a $0.11 per share quarterly cash dividend to holders of common stock. The dividend will be paid on May 24, 2018 to shareholders of record on May 10, 2018.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2017. There are no changes to these policies as of March 31, 2018.

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

The primary activity of the Company is commercial banking. The Company’s operations are located entirely in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda, Contra Costa, San Mateo, and San Benito. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the three months ended March 31, 2018, net income was $8.8 million, or $0.23 per average diluted common share, compared to $6.5 million, or $0.17 per average diluted common share, for the three months ended March 31, 2017. The Company’s annualized return on average tangible assets was 1.31% and annualized return on average tangible equity was 16.30% for the three months ended March 31, 2018, compared to 1.05% and 12.69%, respectively, for the three months ended March 31, 2017.

Tri-Valley Bank and United American Bank Mergers

The Company completed its previously announced merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Tri-Valley Bank (“Tri-Valley”) effective as of the close of business on April 6, 2018. The merger, which was first announced on December 20, 2017, was concluded following receipt of approval from Tri-Valley shareholders and all required regulatory approvals. Tri-Valley will be reflected in the Company’s results of operations in the second quarter of 2018.

Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company has applied to close the San Ramon office in the third quarter of 2018.

The Company completed its previously announced merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with United American Bank (“United American”) effective as of the close of business on May 4, 2018. The merger, which was first announced on January 11, 2018, was concluded following receipt of approval from United American shareholders and all required regulatory approvals. United American will be reflected in the Company’s results of operations in the second quarter of 2018.

United American Bank was a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California and serviced businesses, professionals and individuals.  The Company has applied to close the Half Moon Bay office in the third quarter of 2018.

At March 31, 2018, Tri-Valley had approximately $150.3 million in assets, $125.2 million in net loans and $131.4 million in deposits.  At March 31, 2018, United American had approximately $319.7 million in assets, $218.3 million in net loans and $286.6 million in deposits.  At March 31, 2018, on a pro forma consolidated basis the combined company, including the Company, Tri-Valley, and United American, would have approximately $3.3 billion in total assets, $1.9 billion in total loans, and $2.8 billion in total deposits.  The pre-tax acquisition costs incurred by the Company related to the Tri-Valley and the United American mergers totaled $615,000 for the first quarter of 2018, and $671,000 for the fourth quarter of 2017.

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	March 31,	March 31,
	2018	2017
	(Dollars in thousands)
Total factored receivables	$49,735	$42,837
Average factored receivables
for the three months ended	$49,071	$44,770
Total full time equivalent employees	35	37

First Quarter 2018 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income before provision for loan losses increased 11% to $26.3 million for the first quarter of 2018, compared to $23.8 million for the first quarter of 2017, primarily due to an increase in the average balance of loans and investment securities, the impact of increases in the prime rate on loan yields and overnight funds.

•

For the first quarter of 2018, the fully tax equivalent (“FTE”) net interest margin increased 7 basis points to 4.13% from 4.06% for the first quarter of 2017, primarily due to a higher average balance of loans and securities, in conjunction with a lower average balance of lower yielding excess funds at the Federal Reserve Bank, and the impact of increases in the prime rate on loans yields and overnight funds, partially offset by the impact from the issuance of subordinated debt during the second quarter of 2017.

•

The average yield on the loan portfolio increased to 5.76% for the first quarter of 2018, compared to 5.53% for the first quarter of 2017, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into loan interest income from the Focus Business Bank (“Focus”) acquisition.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased commercial real estate (“CRE”) loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 20 basis points for the first quarter of 2018, compared to the first quarter of 2017.  The average yield on the purchased residential loans was 2.73% for the first quarter of 2018, compared to 2.52% for the first quarter of 2017.  The average yield on the purchased CRE loans was 3.52% for the first quarter of 2018, compared to 3.50% the first quarter of 2017.

•

The accretion of the loan purchase discount in loan interest income from the Focus transaction was $57,000 for the first quarter of 2018, compared to $213,000 for the first quarter of 2017. The total purchase discount on loans from the Focus loan portfolio was $5.4 million at August 20, 2015 (“the acquisition date”), of which $1.1 million was remaining as of March 31, 2018.

•	There was a $506,000 provision for loan losses for the first quarter of 2018, compared to a $321,000 provision for loan losses for the first quarter of 2017.

•	Total noninterest income was $2.2 million for the first quarter of 2018, compared to $2.3 million for the first quarter of 2017.
•

Total noninterest expense for the first quarter of 2018 increased to $16.0 million, compared to $15.3 million for the first quarter of 2017, primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, partially offset by lower professional fees.  The pre-tax acquisition costs incurred by the Company related to the Tri-Valley and the United American mergers totaled $615,000 for the first quarter of 2018, and $671,000 for the fourth quarter of 2017.

•	The efficiency ratio for the first quarter of 2018 was 56.02%, compared to 58.68% for the first quarter of 2017.

•

Income tax expense for the first quarter of 2018 was $3.2 million, compared to $3.9 million for the first quarter of 2017. The effective tax rate for the first quarter of 2018 was 26.9%, compared to 37.6% for the first quarter of 2017.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, other investments and interest‑bearing deposits in other financial institutions and securities available‑for‑sale, at fair value,  increased 3% to $646.8 million at March 31, 2018, from $629.4 million at March 31, 2017, and decreased 9% from $708.1 million at December 31, 2017.

•	At March 31, 2018, securities held‑to‑maturity, at amortized cost, totaled $395.3 million, compared to $341.4 million at March 31, 2017, and $398.3 million at December 31, 2017.

•

Loans, excluding loans held‑for‑sale, increased $77.9 million, or 5%, to $1.59 billion at March 31, 2018, compared to $1.51 billion at March 31, 2017, which included an increase of $78.9 million, or 6% in the Company’s legacy portfolio, and an increase of $6.9 million in the factored receivables portfolio, partially offset by a decrease of $6.7 million in purchased residential mortgage loans, and a decrease of $1.2 million in purchased CRE loans.  Loans increased $8.5 million, or 1%, to $1.59 billion at March 31, 2018, compared to $1.58 billion at December 31, 2017, which included an increase of $9.6 million, or 1% in the Company’s legacy portfolio, partially offset by decrease of $1.7 million in purchased residential mortgage loans, and a decrease of $291,000 in purchased CRE loans.

•

Nonperforming assets (“NPAs”) were $3.8 million, or 0.14% of total assets, at March 31, 2018, compared to $5.6 million, or 0.21% of total assets, at March 31, 2017, and $2.5 million, or 0.09% of total assets, at December 31, 2017.

•

Classified assets were $30.8 million at March 31, 2018, compared to $10.4 million at March 31, 2017, and $25.1 million at December 31, 2017. The increase in classified assets at March 31, 2018 was primarily due to loans associated with a lending relationship that was moved to classified loans in the fourth quarter of 2017, which totaled $20.2 million at March 31, 2018, compared to $12.5 million at December 31, 2017.  There were no foreclosed assets at March 31, 2018 and December 31, 2017, compared to foreclosed assets of $183,000 at March 31, 2017.

•	Net charge-offs totaled $25,000 for the first quarter of 2018, compared to net charge-offs of $275,000 for the first quarter of 2017, and net recoveries of $201,000 for the fourth quarter of 2017.

•

The allowance for loan losses at March 31, 2018 was $20.1 million, or 1.27% of total loans, representing 530.67% of nonperforming loans. The allowance for loan losses at March 31, 2017 was $19.1 million, or 1.26% of total loans, representing 353.89% of nonperforming loans. The allowance for loan losses at December 31, 2017 was $19.7 million, or 1.24% of total loans, representing 791.07% of nonperforming loans.

•

Total deposits increased $92.1 million, or 4%, to $2.42 billion at March 31, 2018, compared to $2.33 billion at March 31, 2017, and decreased $60.8 million or 2% from $2.48 billion at December 31, 2017.  Deposits, excluding all time deposits and CDARS deposits, increased $186.7 million, or 9%, to $2.29 billion at March 31, 2018, from $2.10 billion at March 31, 2017, and increased $9.7 million from $2.28 billion at December 31, 2017.

•

Due to the maturity of State of California certificates of deposit, time deposits of $250,000 and over decreased from $164.8 million at March 31, 2017 to $71.4 million at March 31, 2018. Time deposits of $250,000 and over, were $138.6 million at December 31, 2017.  There were no certificates of deposit from the State of California at March 31, 2018, compared to $85.1 million at March 31, 2017, and $65.1 million at December 31, 2017.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, subordinated debt, and short‑term borrowings) to total assets was 4.53% at March 31, 2018, compared to 6.60% at March 31, 2017, and 6.85% at December 31, 2017.

•	The loan to deposit ratio was 65.69% at March 31, 2018, compared to 64.95% at March 31, 2017, and 63.74% at December 31, 2017.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at March 31, 2018.

				Fully Phased-in
			Well-capitalized	Basel III Minimal
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	14.7%	13.5%	10.0%	10.5%
Tier 1 Risk-Based	11.7%	12.5%	8.0%	8.5%
Common Equity Tier 1 Risk-based	11.7%	12.5%	6.5%	7.0%
Leverage	8.6%	9.1%	5.0%	4.0%

(1)	Fully phased in Basel III requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $92.1 million, or 4%, to $2.42 billion at March 31, 2018, compared to $2.33 billion at March 31, 2017, and decreased $60.8 million or 2% from $2.48 billion at December 31, 2017.  Due to the maturity of State of California certificates of deposit, time deposits of $250,000 and over decreased from $164.8 million at March 31, 2017 to $71.4 million at March 31, 2018. Time deposits of $250,000 and over, were $138.6 million at December 31, 2017.  There were no certificates of deposit from the State of California at March 31, 2018, compared to $85.1 million at March 31, 2017, and $65.1 million at December 31, 2017.  Deposits, excluding all time deposits and CDARS deposits, increased $186.7 million, or 9%, to $2.29 billion at March 31, 2018, from $2.10 billion at March 31, 2017, and increased $9.7 million from $2.28 billion at December 31, 2017.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At March 31, 2018, we had $302.0 million in cash and cash equivalents and approximately $580.8 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $683.8 million at fair value in unpledged securities available at March 31, 2018. Our loan to deposit ratio was 65.69% at March 31, 2018, compared to 64.95% at March 31, 2017, and 63.74% at December 31, 2017.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, increased $77.9 million, or 5%, to $1.59 billion at March 31, 2018, compared to $1.51 billion at March 31, 2017, which included an increase of $78.9 million, or 6% in the Company’s legacy portfolio, and an increase of $6.9 million in the factored receivables portfolio, partially offset by a decrease of $6.7 million in purchased residential mortgage loans.  Loans increased $8.5 million, or 1%, to $1.59 billion at March 31, 2018, compared to $1.58 billion at December 31, 2017, which included an increase of $9.6 million, or 1% in the Company’s legacy portfolio, partially offset by decrease of $1.7 million in purchased residential mortgage loans, and a decrease of $291,000 in purchased CRE loans.  The loan portfolio remains well‑diversified with commercial and industrial (“C&I”) loans accounting for 36% of the loan portfolio at March 31, 2018, which included $49.7 million of factored receivables. CRE loans accounted for 49% of the total loan portfolio, of which 41% were occupied by businesses that own them. Land and construction loans accounted for 7% of total loans, consumer and home equity loans accounted for 5% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at March 31, 2018.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income increased 11% to $26.3 million for the first quarter of 2018, compared to $23.8 million for the first quarter of 2017, primarily due to an increase in the average balance of loans and investment securities, in conjunction with a lower average balance of lower yielding excess funds at the Federal Reserve Bank, and the impact of increases in the prime rate on loans yields and overnight funds, partially offset by the impact from the issuance of subordinated debt during the second quarter of 2017.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the first quarter of 2018 increased to $16.0 million, compared to $15.3 million for the first quarter of 2017, primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, partially offset by lower professional fees.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,568,589	22,284	5.76%	$1,495,823	$20,398	5.53%
Securities — taxable	695,003	3,862	2.25%	547,667	2,877	2.13%
Securities — exempt from Federal tax (3)	88,470	709	3.25%	90,414	871	3.91%
Other investments and interest-
bearing deposits in other financial institutions	246,892	1,171	1.92%	275,139	856	1.26%
Total interest earning assets (3)	2,598,954	28,026	4.37%	2,409,043	25,002	4.21%
Cash and due from banks	33,943			32,834
Premises and equipment, net	7,303			7,527
Goodwill and other intangible assets	51,166			52,476
Other assets	76,952			82,869
Total assets	$2,768,318			$2,584,749
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$945,848			$887,008

Demand, interest-bearing	608,523	302	0.20%	559,245	288	0.21%
Savings and money market	689,257	444	0.26%	592,155	294	0.20%
Time deposits — under $100	17,288	12	0.28%	20,414	15	0.30%
Time deposits — $100 and over	126,951	198	0.63%	201,838	273	0.55%
CDARS — interest-bearing demand, money
market and time deposits	16,460	2	0.05%	8,894	1	0.05%
Total interest-bearing deposits	1,458,479	958	0.27%	1,382,546	871	0.26%
Total deposits	2,404,327	958	0.16%	2,269,554	871	0.16%

Subordinated debt, net of issuance costs	39,199	571	5.91%	—	—	N/A
Short-term borrowings	39	—	0.00%	76	—	0.00%
Total interest-bearing liabilities	1,497,717	1,529	0.41%	1,382,622	871	0.26%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,443,565	1,529	0.25%	2,269,630	871	0.16%
Other liabilities	54,414			53,775
Total liabilities	2,497,979			2,323,405
Shareholders’ equity	270,339			261,344
Total liabilities and shareholders’ equity	$2,768,318			$2,584,749
Net interest income (3) / margin		26,497	4.13%		24,131	4.06%
Less tax equivalent adjustment (3)		(149)			(305)
Net interest income		$26,348			$23,826

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $217,000 for the first quarter of 2018, compared to $111,000 for the first quarter of 2017.

(3)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the first quarter of 2018, and a 35% tax rate for the first quarter of 2017.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,039	$847	$1,886
Securities — taxable	824	161	985
Securities — exempt from Federal tax (1)	(16)	(146)	(162)
Other investments, and interest-
bearing deposits in other financial institutions	(132)	447	315
Total interest income on interest earning assets (1)	1,715	1,309	3,024
Expense from the interest-bearing liabilities:
Demand, interest-bearing	26	(12)	14
Savings and money market	64	86	150
Time deposits — under $100	(2)	(1)	(3)
Time deposits — $100 and over	(116)	41	(75)
CDARS — interest-bearing demand, money market and time deposits	1	—	1
Subordinated debt, net of issuance costs	571	—	571
Total interest expense on interest-bearing liabilities	544	114	658
Net interest income (1)	$1,171	$1,195	2,366
Less tax equivalent adjustment (1)			156
Net interest income			$2,522

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the first quarter of 2018, and a 35% tax rate for the first quarter of 2017.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, increased 7 basis points to 4.13% for the first quarter of 2018, from 4.06% for the first quarter of 2017. The increase was primarily due to to a higher average balance of loans and securities, in conjunction with a lower average balance of lower yielding excess funds at the Federal Reserve Bank, and the impact of increases in the prime rate on loans yields and overnight funds, partially offset by the impact from the issuance of subordinated debt during the second quarter of 2017.

The average yield on the loan portfolio increased to 5.76% for the first quarter of 2018, compared to 5.53% for the first quarter of 2017, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the Focus transaction) increased 20 basis points for the first quarter of 2018, compared to the first quarter of 2017.  The average yield on the purchased residential loans was 2.73% for the first quarter of 2018, compared to 2.52% for the first quarter of 2017.  The average yield on the purchased CRE loans was 3.52% for the first quarter of 2018, compared to 3.50% the first quarter of 2017.

Net interest income increased 11% to $26.3 million for the first quarter of 2018, compared to $23.8 million for the first quarter of 2017, primarily due to an increase in the average balance of loans and investment securities, and the impact of increases in the prime rate on loans yields and overnight funds.

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

There was a $506,000 provision for loan losses for the first quarter of 2018, compared to a provision for loan losses of $321,000 for the first quarter of 2017. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses”.

The allowance for loan losses totaled $20.1 million, or 1.27% of total loans at March 31, 2018, compared to $19.1 million, or 1.26% of total loans at March 31, 2017, and $19.7 million, or 1.24% of total loans at December 31, 2017. Net charge-offs totaled $25,000 for the first quarter of 2018, compared to net charge-offs of $275,000 for the first quarter of 2017, and net recoveries of $201,000 for the fourth quarter of 2017. The allowance for loan losses to total nonperforming loans was 530.67% at March 31, 2018, compared to 353.89% at March 31, 2017, and 791.07% at December 31, 2017.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase
	Three Months Ended		(decrease)
	March 31,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$902	$740	$162	22%
Increase in cash surrender value of life insurance	363	422	(59)	(14)%
Gain on sales of SBA loans	235	324	(89)	(27)%
Servicing income	181	285	(104)	(36)%
Gain (loss) on sales of securities	87	(6)	93	1,550%
Other	427	530	(103)	(19)%
Total	$2,195	$2,295	$(100)	(4)%

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended March 31, 2018, SBA loan sales resulted in a $235,000 gain, compared to a $324,000 gain on sales of SBA loans for the three months ended March 31, 2017.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

			Increase
	Three Months Ended		(Decrease)
	March 31,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,777	$9,486	$291	3%
Occupancy and equipment	1,106	1,068	38	4%
Professional fees	684	1,071	(387)	(36)%
Acquisition and integration related costs	615	—	615	N/A
Software subscriptions	593	417	176	42%
Insurance expense	407	352	55	16%
Data processing	353	383	(30)	(8)%
Other	2,455	2,551	(96)	(4)%
Total	$15,990	$15,328	$662	4%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	Three Months Ended March 31,
		Percent of		Percent of
	2018	Total	2017	Total
	(Dollars in thousands)
Salaries and employee benefits	$9,777	61%	$9,486	62%
Occupancy and equipment	1,106	7%	1,068	7%
Professional fees	684	4%	1,071	7%
Acquisition and integration related costs	615	4%	—	0%
Software subscriptions	593	4%	417	3%
Insurance expense	407	3%	352	2%
Data processing	353	2%	383	2%
Other	2,455	15%	2,551	17%
Total	$15,990	100%	$15,328	100%

Total noninterest expense for the first quarter of 2018 was $16.0 million, compared to $15.3 million for the first quarter of 2017. The increase in noninterest expense I  n the first quarter of 2018 from the first quarter of 2017 was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, partially offset by lower professional fees. Full time equivalent employees were 271, 269, and 278 at March 31, 2018, March 31, 2017, and December 31, 2017, respectively.

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

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018. U.S. generally accepted accounting principles required companies to remeasure certain tax-related assets and liabilities as of the date of enactment of the new legislation with resulting tax effects accounted for in the reporting period of enactment.  The Company concluded that the enactment of the Tax Act caused its net deferred tax assets (“DTA”) to be remeasured at the new lower tax rate.  The Company performed an analysis and determined the value of the net DTA should be reduced by $7.1 million, which was recognized as a one-time, non-cash, incremental income tax expense in the fourth quarter of 2017.

The Company’s Federal and state income tax expense for the three months ended March 31, 2018 was $3.2 million compared to $3.9 million for the quarter ended March 31, 2017. The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Effective income tax rate	26.9%	37.6%

The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 29.6% for the first quarter of 2018, and 42% for the first quarter of 2017, is primarily the result of tax exempt securities, the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and Enterprise Zone hiring credits, and the tax benefit from the Company’s stock-based compensation plans.

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to tax expense of $110,000 for the first quarter of 2018, and $112,000 for the first quarter of 2017.

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

The Company had net deferred tax assets of $18.6 million at March 31, 2018, and $16.2 million at December 31, 2017. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2018, March 31, 2017, and December 31, 2017 will be fully realized in future years.

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

	Three Months Ended March 31, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$24,731	$3,146	$27,877
Intersegment interest allocations	327	(327)	—
Total interest expense	1,529	—	1,529
Net interest income	23,529	2,819	26,348
Provision for loan losses	488	18	506
Net interest income after provision	23,041	2,801	25,842
Noninterest income	2,086	109	2,195
Noninterest expense	14,467	1,523	15,990
Intersegment expense allocations	175	(175)	—
Income before income taxes	10,835	1,212	12,047
Income tax expense	2,880	358	3,238
Net income	$7,955	$854	$8,809

Total assets	$2,722,472	$63,076	$2,785,548
Loans, net of deferred fees	$1,541,466	$49,735	$1,591,201
Goodwill	$32,620	$13,044	$45,664

	Three Months Ended March 31, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$21,969	$2,728	$24,697
Intersegment interest allocations	260	(260)	—
Total interest expense	871	—	871
Net interest income	21,358	2,468	23,826
Provision for loan losses	311	10	321
Net interest income after provision	21,047	2,458	23,505
Noninterest income	2,115	180	2,295
Noninterest expense	13,579	1,749	15,328
Intersegment expense allocations	133	(133)	—
Income before income taxes	9,716	756	10,472
Income tax expense	3,616	318	3,934
Net income	$6,100	$438	$6,538

Total assets	$2,584,288	$57,503	$2,641,791
Loans, net of deferred fees	$1,470,450	$42,837	$1,513,287
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

Banking.  Our banking segment’s net income increased to $8.0 million for the three months ended March 31, 2018, compared to net income of $6.1 million for the three months ended March 31, 2017. Net interest income increased to $23.5 million for the three months ended March 31, 2018, compared to $21.4 million for the three months ended March 31, 2017, primarily as a result of an increase in the average balance of loans and investment securities, and the impact of increases in the prime rate on loan yields and overnight funds. The provision for loan losses was $488,000 for the three months ended March 31, 2018, compared to $311,000 for the three months ended March 31, 2017. Noninterest income was $2.1 million for the three months ended March 31, 2018 and March 31, 2017. Noninterest expense increased to $14.5 million for the three months ended March 31, 2018, compared to $13.6 million for the three months ended March 31, 2017, primarily due to costs related to the merger transacations and higher salaries and employee benefits, as a result of annual salary increases.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 35 days for the first quarter of 2018, compared to 37 days for the first three months ended March 31, 2017. The balance of the purchased receivables as of March 31, 2018 and 2017 was $49.7 million and $42.8 million, respectively. Bay View Funding’s net income was $854,000 for the three months ended March 31, 2018, compared to $438,000 for the three months ended March 31, 2017. Net interest income increased to $2.8 million for the three months ended March 31, 2018, compared to $2.5 million for the three months ended March 31, 2017, primarily due to an increase in the average yield on the factored receivables portfolio, and an increase in the average balance of factored receivables outstanding. The provision for loan losses was $18,000 for the three months ended March 31, 2018, compared to $10,000 for the three months ended March 31, 2017. Noninterest income was $109,000 for the three months ended March 31, 2018, compared to $180,000 for the three months ended March 31, 2017, primarily due to a decrease in fees. Noninterest expense decreased to $1.5 million for the three months ended March 31, 2018, compared to $1.7 million for the three months ended March 31, 2017, primarily due to lower professional fees.

FINANCIAL CONDITION

As of March 31, 2018, total assets increased to $2.79 billion, compared to $2.64 billion at March 31, 2017. Total deposits decreased from $2.84 billion at December 31, 2017, primarily due to the maturity of $65.0 million of State of California certificates of deposits in the first quarter of 2018. Securities available‑for‑sale, at fair value, were $344.8 million at March 31, 2018, an increase of 1% from $341.6 million at March 31, 2017, and a decrease of 12% from $391.9 million at December 31, 2017. Securities held‑to‑maturity, at amortized cost, were $395.3 million at March 31, 2018, an increase of 16% from $341.4 million at March 31, 2017, and a decrease of 1% from $398.3 million at December 31, 2017. Total loans, excluding loans held‑for‑sale, increased $77.9 million, or 5%, to $1.59 billion at March 31, 2018, compared to $1.15 billion at March 31, 2017, which included an increase of $78.9 million, or 6%, in the Company’s legacy loan portfolio, and an increase of $6.9 million in the factored receivables portfolio, partially offset by a decrease of $6.7 million in purchased residential mortgage loans, and a decrease of $1.2 million in purchased CRE loans. Loans increased $8.5 million, or 1%, to $1.59 billion at March 31, 2018, compared to $1.58 billion at December 31, 2017, which included an increase of $9.6 million, or 1% in the Company’s legacy portfolio, and an increase of $909,000 in the factored receivables portfolio, partially offset by decrease of $1.7 million in purchased residential mortgage loans, and a decrease of $291,000 in purchased CRE loans.

Total deposits increased $92.1 million, or 4%, to $2.42 billion at March 31, 2018, compared to $2.33 billion at March 31, 2017, and decreased $60.8 million, or 2%, from $2.48 billion at December 31, 2017.  Primarily due to the runoff of certificates of deposit from the State of California, time deposits of $250,000 and over decreased to $71.4 million at March 31, 2018, compared to $164.8 million at March 31, 2017, and $138.6 million at December 31, 2017.  There were no certificates of deposit from the State of California at March 31, 2018, compared to $85.1 million at March 31, 2017, and $65.1 million at December 31, 2017.  Deposits, excluding all time deposits and CDARS, deposits increased $186.7 million, or 9%, to $2.29 billion at March 31, 2018, from $2.10 billion at March 31, 2017, and increased $9.7 million from $2.28 billion at December 31, 2017.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$344,766	$325,446	$374,733
Trust preferred securities	—	16,144	17,119
Total	$344,766	$341,590	$391,852
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$307,083	$251,162	$309,616
Municipals — exempt from Federal tax	88,191	90,221	88,725
	$395,274	$341,383	$398,341

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2018:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$209,248	2.21%	$135,518	2.46%	$—	—	$344,766	2.31%
Total	$—	—	$209,248	2.21%	$135,518	2.46%	$—	—	$344,766	2.31%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$126,874	1.74%	$149,947	2.36%	$30,262	3.11%	$307,083	2.18%
Municipals — exempt from Federal tax (1)	3,201	3.26%	27,736	3.29%	17,899	3.26%	39,355	3.15%	88,191	3.22%
Total	$3,201	3.26%	$154,610	2.02%	$167,846	2.45%	$69,617	3.13%	$395,274	2.41%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 35% tax rate.

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

The investment securities available‑for‑sale portfolio totaled $344.8 million at March 31, 2018, an increase of 1% from $341.6 million at March 31, 2017, and a decrease of 12% from $391.9 million at December 31, 2017. At March

31, 2018, the Company’s securities available-for-sale portfolio was comprised of $344.8 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities). The pre-tax unrealized loss on securities available-for-sale at March 31, 2018 was ($9.5) million, compared to a pre-tax unrealized loss on securities available-for-sale of ($1.1) million at March 31, 2017, and a pre-tax unrealized loss on securities available-for-sale of ($1.5) million at December 31, 2017.  All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio. During the first quarter of 2018, the Company purchased $15.2 million of agency mortgage-backed investment securities available-for-sale, with a weighted average book yield of 2.59%, and a weighted average duration of 4.62 years.  During the first quarter of 2018, the Company sold $38.7 million of investment securities ($23.7 million mortgage-backed securities and $15.0 million trust preferred securities), which resulted in a net gain on sale of securities of $87,000.

At March 31, 2018, investment securities held‑to‑maturity totaled $395.3 million, an increase of 16% from $341.4 million at March 31, 2017, and a decrease of 1% from $398.3 million at December 31, 2017. At March 31, 2018, the Company’s securities held-to-maturity portfolio was comprised of $307.1 million agency mortgage-backed securities, and $88.2 million tax-exempt municipal bonds.   During the first quarter of 2018, the Company purchased $10.5 million of agency mortgage-backed securities held-to-maturity, with a weighted average book yield of 3.00%, and a weighted average duration of 6.23 years.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 57% of total assets at March 31, 2018 and March 31, 2017, and represented 56% at December 31, 2017. The ratio of loans to deposits was 65.69% at March 31, 2018, compared to 64.95% at March 31, 2017, and 63.74% at December 31, 2017.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2018		March 31, 2017		December 31, 2017
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$572,790	36%	$609,353	40%	$573,296	36%
Real estate:
CRE	775,547	49%	679,989	45%	772,867	49%
Land and construction	113,470	7%	81,101	6%	100,882	6%
Home equity	76,087	4%	80,360	5%	79,176	5%
Residential mortgages	42,868	3%	49,569	3%	44,561	3%
Consumer	10,958	1%	13,807	1%	12,395	1%
Total Loans	1,591,720	100%	1,514,179	100%	1,583,177	100%
Deferred loan fees, net	(519)	—	(892)	—	(510)	—
Loans, net of deferred fees	1,591,201	100%	1,513,287	100%	1,582,667	100%
Allowance for loan losses	(20,139)		(19,135)		(19,658)
Loans, net	$1,571,062		$1,494,152		$1,563,009

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 63% of its gross loans were secured by real property at March 31, 2018 and December 31, 2017, compared to 59% at March 31, 2017. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the first quarter ended March 31, 2018, loans were sold resulting in a gain on sales of SBA loans of $235,000, compared to $324,000 for the first quarter ended March 31, 2017.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 35 days for the first quarter of 2018, compared to 37 days for the first quarter of 2017. The balance of the purchased receivables was $49.7 million at March 31, 2018, compared to $42.8 million at March 31, 2017, and $48.8 million at December 31, 2017.

The commercial loan portfolio of $572.8 million at March 31, 2018 decreased $36.6 million from $609.4 million at March 31, 2017, and remained relatively flat from $573.3 million at December 31, 2017. C&I usage was 37% at March 31, 2018, compared to 40% at March 31, 2017, and 37% at December 31, 2017.

The Company’s CRE loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities CRE loans are generally between five and ten years (with amortization ranging from fifteen to twenty five years and a balloon payment due at maturity), however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The CRE loan portfolio increased $95.5 million, or 14%, to $775.5 million at March 31, 2018, compared to $680.0 million at March 31, 2017, which included an increase of $96.7 million, or 15%, in the Company’s legacy portfolio, partially offset by a decrease of $1.2 million in purchased CRE loans.  The CRE loan portfolio remained relatively flat from $772.9 million at December 31, 2017.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $32.4 million to $113.5 million at March 31, 2018, compared to $81.1 million at March 31, 2017, and increased $12.6 million from $100.9 million at December 31, 2017.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio.

During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000 per loan, and weighted average yield of 3.00%, net of servicing fees to the servicer. Residential mortgage loans outstanding at March 31, 2018 totaled $42.9 million, compared to $49.6 million at March 31, 2017, and $44.6 million at December 31, 2017.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $46.1 million and $76.8 million at March 31, 2018, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of March 31, 2018. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2018, approximately 50% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$455,624	$88,827	28,339	$572,790
Real estate:
CRE	96,917	270,478	408,152	775,547
Land and construction	112,431	97	942	113,470
Home equity	70,901	1,490	3,696	76,087
Residential mortgages	520	—	42,348	42,868
Consumer	10,885	73	—	10,958
Loans	$747,278	$360,965	$483,477	$1,591,720

Loans with variable interest rates	$672,627	45,103	74,531	$792,261
Loans with fixed interest rates	74,651	315,862	408,946	799,459
Loans	$747,278	$360,965	$483,477	$1,591,720

Loan Servicing

As of March 31, 2018 and 2017, $132.8 million and $159.1 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Beginning of period balance	$1,373	$1,854
Additions	56	78
Amortization	(205)	(174)
End of period balance	$1,224	$1,758

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2018 and 2017, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Beginning of period balance	$968	$1,067
Unrealized holding loss	(23)	(22)
End of period balance	$945	$1,045

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $7.9 million and $6.9 million at March 31, 2018 and December 31, 2017, respectively, of which $2.4 million and $1.4 million were on nonaccrual. At March 31, 2018, there were also $1.3 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2017, there were also $840,000 loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$3,637	$5,200	$2,250
Restructured and loans 90 days past due and
still accruing	158	207	235
Total nonperforming loans	3,795	5,407	2,485
Foreclosed assets	—	183	—
Total nonperforming assets	$3,795	$5,590	$2,485

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.24%	0.37%	0.16%
Nonperforming assets as a percentage of total assets	0.14%	0.21%	0.09%

Nonperforming assets were $3.8 million, or 0.14% of total assets, at March 31, 2018, compared to $5.6 million, or 0.21% of total assets, at March 31, 2017, and $2.5 million, or 0.09% of total assets, at December 31, 2017. There were no foreclosed assets at March 31, 2018 and December 31, 2017, compared to $183,000 at March 31, 2017.

The following table presents nonperforming loans by class at the dates indicated:

	March 31, 2018			December 31, 2017
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$2,772	$158	$2,930	$1,250	$235	$1,485
Real estate:
CRE	501	—	501	501	—	501
Land and construction	—	—	—	119	—	119
Home equity	364	—	364	379	—	379
Consumer	—	—	—	1	—	1
Total	$3,637	$158	$3,795	$2,250	$235	$2,485

Loans with a well‑defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard‑nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, was $30.8 million at March 31, 2018, $10.2 million at March 31, 2017, and $25.1 million at December 31, 2017. The increase in classified assets at March 31, 2018 was primarily due to loans associated with a lending relationship that was moved to classified loans in the fourth quarter of 2017, which totaled $20.2 million at March 31, 2018, compared to $12.5 million at December 31, 2017.  Loans held‑for‑sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	March 31, 2018			March 31, 2017			December 31, 2017
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$548,538	$24,252	$572,790	$601,657	$7,696	$609,353	$554,913	$18,383	$573,296
Real estate:
CRE	769,707	5,840	775,547	678,268	1,721	679,989	766,988	5,879	772,867
Land and construction	113,470	—	113,470	80,906	195	81,101	100,763	119	100,882
Home equity	75,416	671	76,087	79,788	572	80,360	78,486	690	79,176
Residential mortgages	42,868	—	42,868	49,569	—	49,569	44,561	—	44,561
Consumer	10,958	—	10,958	13,805	2	13,807	12,394	1	12,395
Total	$1,560,957	$30,763	$1,591,720	$1,503,993	$10,186	$1,514,179	$1,558,105	$25,072	$1,583,177

The increase in classified assets at March 31, 2018 was primarily due to seasonal advances on lines of credit associated with a lending relationship that was moved to classified loans in the fourth quarter of 2017, which totaled $20.2 million at March 31, 2018, compared to $12.5 million at December 31, 2017. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Three Months Ended March 31, 2018
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2018	$309	$16	$325
Additions	46	—	46
Principal repayments	(48)	—	(48)
Balance at March 31, 2018	$307	$16	$323

	Three Months Ended March 31, 2017
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2017	$131	$2	$133
Principal repayments	(5)	—	(5)
Balance at March 31, 2017	$126	$2	$128

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(245)	—	—	(245)
Recoveries	157	63	—	220
Net (charge-offs) recoveries	(88)	63	—	(25)
Provision (credit) for loan losses	645	(155)	16	506
End of period balance	$11,165	$8,858	$116	$20,139
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.02%	(0.01)%	0.00%	0.01%
Allowance for loan losses to total loans (1)	0.70%	0.56%	0.01%	1.27%
Allowance for loan losses to nonperforming loans	294.20%	233.41%	3.06%	530.67%

(1)	Average loans and total loans exclude loans held‑for‑sale.

	Three Months Ended March 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(366)	—	—	(366)
Recoveries	50	41	—	91
Net (charge-offs) recoveries	(316)	41	—	(275)
Provision (credit) for loan losses	912	(625)	34	321
End of period balance	$11,252	$7,743	$140	$19,135
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.08%	(0.01)%	0.00%	0.07%
Allowance for loan losses to total loans (1)	0.74%	0.51%	0.01%	1.26%
Allowance for loan losses to nonperforming loans	208.10%	143.20%	2.59%	353.89%

(1)	Average loans and total loans exclude loans held‑for‑sale.

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

Allocation of Allowance for Loan Losses

	March 31,
	2018		2017		December 31, 2017
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$11,165	36%	$11,252	40%	$10,608	36%
Real estate:
CRE	5,778	49%	4,892	45%	5,909	49%
Land and construction	1,573	7%	1,128	6%	1,441	6%
Home equity	1,311	4%	1,437	5%	1,390	5%
Residential mortgages	196	3%	286	3%	210	3%
Consumer	116	1%	140	1%	100	1%
Total	$20,139	100%	$19,135	100%	$19,658	100%

The allowance for loan losses totaled $20.1 million, or 1.27% of total loans at March 31, 2018, compared to $19.1 million, or 1.26% of total loans at at March 31, 2017, and $19.7 million, or 1.24% of total loans at December 31, 2017. The Company had net chargeoffs of $25,000, or 0.01% of average loans, for the first quarter of 2018, compared to net charge-offs of $275,000, or 0.07% of average loans, for the first quarter of 2017, and net recoveries of ($201,000), or (0.05)% of average loans, for the fourth quarter of 2017.

The allowance for loan losses related to the commercial portfolio increased $557,000, at March 31, 2018 from December 31, 2017, primarily due to an increase in classified commercial loans and net charge‑offs of $88,000, resulting in a provision to the allowance for loan losses of $645,000. The allowance for loan losses related to the real estate portfolio decreased $92,000 at March 31, 2018 from December 31, 2017, due to net recoveries of $63,000, resulting in a credit provision for loan losses of $155,000.

Goodwill and Other Intangible Assets

On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition of Bay View Funding. On August 20, 2015, estimated goodwill of $32.6 million resulted from the merger of Focus. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill at March 31, 2018 and December 31, 2017 was $45.6 million, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

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

Other intangible assets were $5.3 million at March 31, 2018, compared to $5.6 million at December 31, 2017. The core deposit intangible asset arising from the acquisition of Focus was $4.1 million at March 31, 2018 and $4.3 million at December 31, 2017, net of accumulated amortization. A customer relationship and brokered relationship, and intangible assets arising from the acquisition of Bay View Funding were $1.3 million at March 31, 2018 and  December 31, 2017, net of accumulated amortization. The below market lease and non-compete intangible assets were fully amortized at December 31, 2017.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2018		March 31, 2017		December 31, 2017
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$975,846	40%	$917,037	39%	$989,753	40%
Demand, interest-bearing	621,402	26%	575,637	25%	601,929	24%
Savings and money market	688,217	28%	606,116	26%	684,131	27%
Time deposits — under $250	49,861	2%	56,988	3%	51,710	2%
Time deposits — $250 and over	71,446	3%	164,824	7%	138,634	6%
CDARS — interest-bearing demand,
money market and time deposits	15,420	1%	9,485	—%	16,832	1%
Total deposits	$2,422,192	100%	$2,330,087	100%	$2,482,989	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at March 31, 2018, and 4% at March 31, 2017, and 3% at December 31, 2017.

Total deposits increased $92.1 million, or 4%, to $2.42 billion at March 31, 2018, compared to $2.33 billion at March 31, 2017, and decreased $60.8 million, or 2%, from $2.48 billion at December 31, 2017. Noninterest‑bearing demand deposits increased $58.8 million at March 31, 2018 from March 31, 2017, and dereased $13.9 million from December 31, 2017. Interest‑bearing demand deposits increased $45.8 million at March 31, 2018 from March 31, 2017, and increased $19.5 million from December 31, 2017. Savings and money market deposits increased $82.1 million at March 31, 2018 from March 31, 2017, and increased $4.1 million from December 31, 2017. Due to the maturity of State of California certificates of deposit, time deposits of $250,000 and over decreased from $164.8 million at March 31, 2017 to $71.4 million at March 31, 2018. Time deposits of $250,000 and over, were $138.6 million at December 31, 2017. There were no certificates of deposit from the State of California at March 31, 2018, compared to $85.1 million at March 31, 2017, and $65.1 million at December 31, 2017.  Deposits, excluding all time deposits and CDARS deposits, increased $186.7 million, or 9%, to $2.29 billion at March 31, 2018, from $2.10 billion at March 31, 2017, and increased $9.7 million from $2.28 billion at December 31, 2017.

At March 31, 2018, the Company had  no certificates of deposits from the State of California. At March 31, 2017, the Company had $97.4 million (at fair value) of securities pledged for $85.1 million in certificates of deposits from the State of California. At December 31, 2017, the Company had $72.5 million (at fair value) of securities pledged for $65.1 million in certificates of deposits from the State of California.

At March 31, 2018, the $15.4 million CDARS deposits were comprised of $9.1 million of interest-bearing demand deposits, $2.1 million of money market accounts and $4.2 million of time deposits. At March 31, 2017, the $9.5 million CDARS deposits were comprised of $3.9 million of interest-bearing demand deposits, $2.5 million of money market accounts and $3.1 million of time deposits. At December 31, 2017, the $16.8 million CDARS deposits were comprised of $10.9 million of interest-bearing demand deposits, $1.7 million of money market accounts and $4.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of March 31, 2018:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$37,063	49%
Over three months through six months	17,305	23%
Over six months through twelve months	14,881	19%
Over twelve months	6,438	9%
Total	$75,687	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Return on average assets	1.29%	1.03%
Return on average tangible assets	1.31%	1.05%
Return on average equity	13.22%	10.15%
Return on average tangible equity	16.30%	12.69%
Average equity to average assets ratio	9.77%	10.11%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $697.9 million at March 31, 2018, compared to $672.2 million at March 31, 2017, and $687.4 million at December 31, 2017. Unused commitments represented 44% outstanding gross loans at March 31, 2018, and March 31, 2017, and 43% at December 31, 2017.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	March 31,
	2018		2017		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to
make loans	$108,101	$576,005	$15,637	$639,774	$102,505	$570,190
Standby letters of credit	3,972	9,823	4,171	12,588	3,972	10,715
	$112,073	$585,828	$19,808	$652,362	$106,477	$580,905

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short‑term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have historically been a stable source of funds. To manage liquidity needs cash inflows must be properly timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short‑term liquidity needs the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources, and maintains collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available‑for‑sale.

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 65.69% at March 31, 2018, compared to 64.95% at March 31, 2017, and 63.74% at December 31, 2017.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. HBC had no overnight borrowings from the FHLB at March 31, 2018, March 31, 2017, and December 31, 2017. HBC had $239.4 million of loans pledged to the FHLB as collateral on an available line of credit of $187.6 million at March 31, 2018, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $547.9 million of loans pledged to the FRB as collateral on an available line of credit of $333.2 million at March 31, 2018, none of which was outstanding.

At March 31, 2018, HBC had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at March 31, 2018, March 31, 2017, and December 31, 2017.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2018.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2018, March 31, 2017, and December 31, 2017.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points. Interest on the Subordinated Debt is payable semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The Subordinated Debt, net of unamortized costs totaled $39.2 million at March 31, 2018 and December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank. The Company down streamed $20.0 million of the proceeds to HBC during the second quarter of 2017.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2018	2017	2017
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$232,905	$218,099	$229,258
Additional Tier 1 capital	—	—	—
Tier 1 Capital	232,905	218,099	229,258
Tier 2 Capital	60,001	19,760	59,496
Total risk-based capital	$292,906	$237,859	$288,754

Risk-weighted assets	$1,999,026	$1,909,720	$2,003,652
Average assets for capital purposes	$2,721,601	$2,533,037	$2,873,978

Capital ratios:
Total risk-based capital	14.7%	12.5%	14.4%
Tier 1 risk-based capital	11.7%	11.4%	11.4%
Common equity Tier 1 risk-based capital	11.7%	11.4%	11.4%
Leverage(1)	8.6%	8.6%	8.0%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2018	2017	2017
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$248,872	$213,981	$244,790
Additional Tier 1 capital	—	—	—
Tier 1 Capital	248,872	213,981	244,790
Tier 2 Capital	20,772	19,760	20,312
Total risk-based capital	$269,644	$233,741	$265,102

Risk-weighted assets	$1,997,776	$1,909,040	$2,002,736
Average assets for capital purposes	$2,720,382	$2,532,391	$2,873,102

Capital ratios:
Total risk-based capital	13.5%	12.2%	13.2%
Tier 1 risk-based capital	12.5%	11.2%	12.2%
Common equity Tier 1 risk-based capital	12.5%	11.2%	12.2%
Leverage(1)	9.1%	8.4%	8.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table presents the applicable well‑capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III:

	Transitional	Fully Phased-in
	Minimum	Minimum	Well-capitalized
	Regulatory	Regulatory	Financial
	Requirement(1)	Requirement(2)	Institution
	Effective	Effective	Regulatory
	January 1, 2018	January 1, 2019	Guidelines
Capital ratios:
Total risk-based capital	9.875%	10.5%	10.0%
Tier 1 risk-based capital	7.875%	8.5%	8.0%
Common equity Tier 1 risk-based capital	6.375%	7.0%	6.5%
Leverage	4.000%	4.0%	5.0%

(1)	Includes 1.875% capital conservation buffer, except the leverage capital ratio.

(2)	Includes 2.5% capital conservation buffer, except the leverage capital ratio.

The Basel III capital rules introduce a new “capital conservation buffer,” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and will be phased in over a four‑year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer increased to 1.875% beginning on January 1, 2018.

The Subordinated Debt, net of unamortized issuance costs, totaled $39.2 million at March 31, 2018, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The issuance of Subordinated Debt during the second quarter of 2017 resulted in an increase in the Company’s total risk‑based capital ratio at March 31, 2018, compared to March 31, 2017, but had no effect on the other regulatory capital ratios of the Company.

At March 31, 2018, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2018, March 31, 2017, and December 31, 2017, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2018, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At March 31, 2018, the Company had total shareholders’ equity of $271.0 million, compared to $263.9 million at March 31, 2017, and $271.2 million at December 31, 2017. At March 31, 2018, total shareholders’ equity included $219.2 million in common stock, $66.7 million in retained earnings, and ($14.9) million of accumulated other comprehensive loss.

The accumulated other comprehensive loss was ($14.9) million at March 31, 2018, compared to ($7.4) million at March 31, 2017, and ($9.3) million at December 31, 2017. The unrealized gain loss on securities available‑for‑sale, net of taxes, included in accumulated other comprehensive loss was an unrealized loss of ($6.8) million at March 31, 2018, compared to ($653,000) at March 31, 2017, and ($1.0) million at December 31, 2017. The components of accumulated other comprehensive loss, net of taxes, at March 31, 2018 include the following: an unrealized loss on available‑for‑sale securities of ($6.8) million; the remaining unamortized unrealized gain on securities available‑for‑sale transferred to held‑to‑maturity of $365,000; a split dollar insurance contracts liability of ($3.7) million; a supplemental executive retirement plan liability of ($5.5) million; and an unrealized gain on interest‑only strip from SBA loans of $671,000.

The book value per share was $7.08 at March 31, 2018, compared to $6.95 at March 31, 2017, and $7.10 at December 31, 2017. The tangible book value per share was $5.75 at March 31, 2018, compared to $5.57 at March 31, 2017, and $5.76 at December 31, 2017.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2018. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$24,578	22.9%
+300	$18,770	17.5%
+200	$12,834	12.0%
+100	$6,536	6.1%
0	$—	—%
−100	$(10,651)	(9.9)%
−200	$(21,422)	(20.0)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as March 31, 2018, the period covered by this report on Form 10‑Q.

During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our 2017 Annual Report on Form 10‑K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward‑looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

Heritage Commerce Corp (Registrant)

Date: May 7, 2018	/s/ Keith A. Wilton
Keith A. Wilton
Chief Operating Officer

Date: May 7, 2018	/s/ Lawrence D. McGovern
Lawrence D. McGovern
Chief Financial Officer