Form 10-Q
period 2018-06-30
HERITAGE COMMERCE CORP
filed 2018-08-07
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

The Registrant had 43,222,184 shares of Common Stock outstanding on July 30, 2018.

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

•availability of and competition for acquisition opportunities;

•risks resulting from domestic terrorism;

•risks of natural disasters (including earthquakes) and other events beyond our control;

•	fully realizing cost savings and other benefits, and/or business disruption following the mergers of Tri-Valley Bank and United American Bank; and

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and due from banks	$46,340	$31,681
Other investments and interest-bearing deposits in other financial institutions	177,448	284,541
Total cash and cash equivalents	223,788	316,222
Securities available-for-sale, at fair value	335,923	391,852
Securities held-to-maturity, at amortized cost (fair value of $375,320 at June 30, 2018
and $394,292 at December 31, 2017)	388,603	398,341
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	5,745	3,419
Loans, net of deferred fees	1,956,633	1,582,667
Allowance for loan losses	(26,664)	(19,658)
Loans, net	1,929,969	1,563,009
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	22,865	17,911
Company-owned life insurance	61,414	60,814
Premises and equipment, net	7,355	7,353
Goodwill	84,417	45,664
Other intangible assets	12,293	5,589
Accrued interest receivable and other assets	50,835	33,278
Total assets	$3,123,207	$2,843,452

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,002,053	$989,753
Demand, interest-bearing	683,805	601,929
Savings and money market	827,304	684,131
Time deposits - under $250	72,030	51,710
Time deposits - $250 and over	81,379	138,634
CDARS - interest-bearing demand, money market and time deposits	17,048	16,832
Total deposits	2,683,619	2,482,989
Subordinated debt, net of issuance costs	39,275	39,183
Accrued interest payable and other liabilities	54,044	50,041
Total liabilities	2,776,938	2,572,213

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at June 30, 2018 and December 31, 2017	—	—
Common stock, no par value; 60,000,000 shares authorized; 43,222,184 shares issued and outstanding at June 30, 2018 and 38,200,883 shares issued and
outstanding at December 31, 2017	299,224	218,355
Retained earnings	62,911	62,136
Accumulated other comprehensive loss	(15,866)	(9,252)
Total shareholders' equity	346,269	271,239
Total liabilities and shareholders' equity	$3,123,207	$2,843,452

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$26,355	$21,207	$48,639	$41,605
Securities, taxable	3,767	3,442	7,629	6,319
Securities, exempt from Federal tax	560	565	1,120	1,131
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,298	893	2,469	1,749
Total interest income	31,980	26,107	59,857	50,804

Interest expense:
Deposits	1,239	946	2,197	1,817
Subordinated debt	577	228	1,148	228
Total interest expense	1,816	1,174	3,345	2,045

Net interest income before provision for loan losses	30,164	24,933	56,512	48,759
Provision for loan losses	7,198	(46)	7,704	275
Net interest income after provision for loan losses	22,966	24,979	48,808	48,484

Noninterest income:
Service charges and fees on deposit accounts	972	801	1,874	1,541
Increase in cash surrender value of life insurance	237	420	600	842
Gain on sales of SBA loans	80	164	315	488
Servicing income	189	205	370	490
Gain (loss) on sales of securities	179	—	266	(6)
Other	1,123	703	1,550	1,233
Total noninterest income	2,780	2,293	4,975	4,588

Noninterest expense:
Salaries and employee benefits	14,806	9,209	24,583	18,695
Occupancy and equipment	1,262	1,216	2,368	2,284
Professional fees	(289)	673	395	1,744
Other	9,083	4,156	13,506	7,859
Total noninterest expense	24,862	15,254	40,852	30,582
Income before income taxes	884	12,018	12,931	22,490
Income tax (benefit) expense	(31)	4,569	3,207	8,503
Net income	$915	$7,449	$9,724	$13,987
Earnings per common share:
Basic	$0.02	$0.20	$0.24	$0.37
Diluted	$0.02	$0.19	$0.24	$0.36

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$915	$7,449	$9,724	$13,987
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(1,144)	1,591	(9,129)	2,436
Deferred income taxes	332	(668)	2,647	(1,023)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(11)	(13)	(22)	(26)
Deferred income taxes	3	6	6	11
Reclassification adjustment for losses (gains) realized in income	(179)	—	(266)	6
Deferred income taxes	53	—	79	(2)
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(946)	916	(6,685)	1,402

Change in net pension and other benefit plan liability adjustment	51	38	101	77
Deferred income taxes	(15)	(16)	(30)	(32)
Change in pension and other benefit plan liability, net of
deferred income taxes	36	22	71	45
Other comprehensive (loss) income	(910)	938	(6,614)	1,447

Total comprehensive income	$5	$8,387	$3,110	$15,434

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months Ended June 30, 2018 and 2017
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2017	37,941,007	$215,237	$52,527	$(7,914)	$259,850
Net income	—	—	13,987	—	13,987
Other comprehensive income	—	—	—	1,447	1,447
Issuance of restricted stock awards, net	81,886	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	450	—	—	450
Cash dividend declared $0.20 per share	—	—	(7,604)	—	(7,604)
Stock option expense, net of fortfeitures and taxes	—	441	—	—	441
Stock options exercised	97,370	660	—	—	660
Balance, June 30, 2017	38,120,263	$216,788	$58,910	$(6,467)	$269,231

Balance, January 1, 2018	38,200,883	$218,355	$62,136	$(9,252)	$271,239
Net income	—	—	9,724	—	9,724
Other comprehensive loss	—	—	—	(6,614)	(6,614)
Issuance of common shares to acquire
Tri-Valley Bank	1,889,613	30,725	—	—	30,725
Issuance of common shares to acquire
United American Bank	2,826,032	47,280	—	—	47,280
Issuance of restricted stock awards, net	97,818	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	511	—	—	511
Cash dividend declared $0.22 per share	—	—	(8,949)	—	(8,949)
Stock option expense, net of forfeitures and taxes	—	351	—	—	351
Stock options exercised	207,838	2,002	—	—	2,002
Balance, June 30, 2018	43,222,184	$299,224	$62,911	$(15,866)	$346,269

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,724	$13,987
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	2,120	2,079
(Gain) loss on sale of securities available-for-sale	(266)	6
Gain on sale of SBA loans	(315)	(488)
Proceeds from sale of SBA loans originated for sale	4,139	6,133
SBA loans originated for sale	(6,150)	(6,051)
Provision for loan losses	7,704	275
Increase in cash surrender value of life insurance	(600)	(842)
Depreciation and amortization	380	385
Amortization of other intangible assets	705	787
Stock option expense, net	351	441
Amortization of restricted stock awards, net	511	450
Amortization of subordinated debt issuance costs	92	—
Effect of changes in:
Accrued interest receivable and other assets	(2,724)	1,340
Accrued interest payable and other liabilities	1,004	(1,385)
Net cash provided by operating activities	16,675	17,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(15,193)	(87,612)
Purchase of securities held-to-maturity	(16,906)	(62,594)
Maturities/paydowns/calls of securities available-for-sale	30,343	25,788
Maturities/paydowns/calls of securities held-to-maturity	25,655	19,795
Proceeds from sales of securities available-for-sale	94,291	6,536
Net change in loans	(38,218)	(61,293)
Changes in Federal Home Loan Bank stock and other investments	(2,132)	(2,103)
Purchase of premises and equipment	(32)	(490)
Cash received in bank acquisition, net of cash paid	36,028	—
Net cash provided (used in) by investing activities	113,836	(161,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(215,998)	112,591
Issuance of subordinated debt, net of issuance costs	—	39,119
Exercise of stock options	2,002	660
Payment of cash dividends	(8,949)	(7,604)
Net cash (used in) provided by financing activities	(222,945)	144,766
Net decrease in cash and cash equivalents	(92,434)	(90)
Cash and cash equivalents, beginning of period	316,222	266,103
Cash and cash equivalents, end of period	$223,788	$266,013

Supplemental disclosures of cash flow information:
Interest paid	$3,306	$1,842
Income taxes paid	8,663	8,086

Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$—	$2,391
Transfer of loans held-for-sale to loan portfolio	—	2,391
Loans transferred to foreclosed assets		—
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents, net of cash paid	$36,028	$—
Securities avaiable-for-sale	63,723	—
Net loans	336,446	—
Premises and equipment, net	350	—
Goodwill	38,753	—
Other intangible assets	7,409
Other assets, net	15,016	—
Deposits	(416,628)	—
Other borrowings	(62)	—
Other liabilities	(3,030)	—
Common stock issued to acquire Tri-Valley and United American Bank	78,005	—

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2018.

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

Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of Tri-Valley Bank (“Tri-Valley”) on April 6, 2018 and United American Bank (“United American”) on May 4, 2018, and from acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of core deposit intangible assets and a below market value lease intangible asset, arising from the United American and Tri-Valley acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible assets from the acquisitions of United American and Tri-Valley are being amortized on an accelerated method over ten years. The below market value lease intangible assets are being amortized on the straight line method over three years for United American and eleven years for Tri-Valley.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of the standard. The Company’s revenue recognition pattern for revenue streams within the scope of the standard, including but not limited to service charges on deposit accounts and gains/losses on the sale of other real estate owned (“OREO”), did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of the standard to uncompleted contracts at the date of adoption however, periods prior to the date of adoption were not retrospectively revised as the impact of the standard on uncompleted contracts at the date of adoption was not material. See Note 15 – Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The standard was effective for the Company on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of financial instruments not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 10 – Fair Value regarding the valuation of the loan portfolio.

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

2) Shareholders’ Equity and Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 305,500 and 369,606 stock options for the three months ended June 30, 2018 and 2017, and 318,606 and 369,500 for the six months ended June 30, 2018 and 2017, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Net income	$915	$7,449	$9,724	$13,987

Weighted average common shares outstanding for basic
earnings per common share	41,925,616	38,070,042	40,083,056	38,014,020
Dilutive effect of stock options outstanding, using
the treasury stock method	583,058	509,092	577,027	521,995
Shares used in computing diluted earnings per common share	42,508,674	38,579,134	40,660,083	38,536,015

Basic earnings per share	$0.02	$0.20	$0.24	$0.37
Diluted earnings per share	$0.02	$0.19	$0.24	$0.36

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2018 and 2017
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance April 1, 2018, net of taxes	$(6,093)	$367	$(9,230)	$(14,956)
Other comprehensive income (loss) before reclassification, net of taxes	(812)	—	(4)	(816)
Amounts reclassified from other comprehensive income (loss), net of taxes	(126)	(8)	40	(94)
Net current period other comprehensive income (loss), net of taxes	(938)	(8)	36	(910)
Ending balance June 30, 2018, net of taxes	$(7,031)	$359	$(9,194)	$(15,866)

Beginning balance April 1, 2017, net of taxes	$(46)	$328	$(7,687)	$(7,405)
Other comprehensive income (loss) before reclassification, net of taxes	923	—	(8)	915
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(7)	30	23
Net current period other comprehensive income (loss), net of taxes	923	(7)	22	938
Ending balance June 30, 2017, net of taxes	$877	$321	$(7,665)	$(6,467)

	Six Months Ended June 30, 2018 and 2017
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2018, net of taxes	$(362)	$375	$(9,265)	$(9,252)
Other comprehensive (loss) before reclassification, net of taxes	(6,482)	—	(9)	(6,491)
Amounts reclassified from other comprehensive (loss) income, net of taxes	(187)	(16)	80	(123)
Net current period other comprehensive (loss) income, net of taxes	(6,669)	(16)	71	(6,614)

Ending balance June 30, 2018, net of taxes	$(7,031)	$359	$(9,194)	$(15,866)

Beginning balance January 1, 2017, net of taxes	$(540)	$336	$(7,710)	$(7,914)
Other comprehensive income (loss) before reclassification, net of taxes	1,413	—	(15)	1,398
Amounts reclassified from other comprehensive income (loss), net of taxes	4	(15)	60	49
Net current period other comprehensive income (loss), net of taxes	1,417	(15)	45	1,447

Ending balance June 30, 2017, net of taxes	$877	$321	$(7,665)	$(6,467)

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2018	2017	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$179	$—	Gain (loss) on sales of securities
	(53)	—	Income tax expense
	126	—	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	11	13	Interest income on taxable securities
	(3)	(6)	Income tax expense
	8	7	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	16	17
Actuarial losses	(73)	(69)
	(57)	(52)	Salaries and employee benefits
	17	22	Income tax benefit
	(40)	(30)	Net of tax
Total reclassification for the year	$94	$(23)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Six Months Ended
Details About AOCI Components	2018	2017	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$266	$(6)	Gain (loss) on sales of securities
	(79)	2	Income tax expense
	187	(4)	Net of tax
Amortization of unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	22	26	Interest income on taxable securities
	(6)	(11)	Income tax expense
	16	15	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	32	35
Actuarial losses	(146)	(138)
	(114)	(103)	Income before income tax
	34	43	Income tax benefit
	(80)	(60)	Net of tax
Total reclassification from AOCI for the year	$123	$(49)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at June 30, 2018 and December 31, 2017 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$339,351	$98	$(10,944)	$328,505
U.S. Government sponsored entities	7,405	13	—	7,418
Total	$346,756	$111	$(10,944)	$335,923

Securities held-to-maturity:
Agency mortgage-backed securities	$300,690	$—	$(11,178)	$289,512
Municipals - exempt from Federal tax	87,913	366	(2,471)	85,808
Total	$388,603	$366	$(13,649)	$375,320

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$378,339	$786	$(4,392)	$374,733
Trust preferred securities	15,000	2,119	—	17,119
Total	$393,339	$2,905	$(4,392)	$391,852

Securities held-to-maturity:
Agency mortgage-backed securities	$309,616	$6	$(4,394)	$305,228
Municipals - exempt from Federal tax	88,725	946	(607)	89,064
Total	$398,341	$952	$(5,001)	$394,292

Securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$195,313	$(5,857)	$120,351	$(5,087)	$315,664	$(10,944)
Total	$195,313	$(5,857)	$120,351	$(5,087)	$315,664	$(10,944)

Securities held-to-maturity:
Agency mortgage-backed securities	$171,173	$(5,482)	$117,589	$(5,696)	$288,762	$(11,178)
Municipals - exempt from Federal tax	43,219	(1,291)	19,076	(1,180)	62,295	(2,471)
Total	$214,392	$(6,773)	$136,665	$(6,876)	$351,057	$(13,649)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)
Total	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)

Securities held-to-maturity:
Agency mortgage-backed securities	$168,439	$(1,368)	$130,759	$(3,026)	$299,198	$(4,394)
Municipals - exempt from Federal tax	18,159	(182)	19,240	(425)	37,399	(607)
Total	$186,598	$(1,550)	$149,999	$(3,451)	$336,597	$(5,001)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2018 the Company held 498 securities (172  available-for-sale and 326 held‑to‑maturity), of which 393 had fair values below amortized cost. At June 30, 2018, there were $120,351,000 of agency mortgage-back securities available-for-sale, $117,589,000 of agency mortgage-backed securities held-to-maturity, and $19,076,000 of municipal bonds held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $11,963,000 at June 30, 2018. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at June 30, 2018.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Proceeds	$55,537	$—	$94,291	$6,536
Gross gains	193	—	1,243	—
Gross losses	(14)	—	(977)	(6)

The amortized cost and estimated fair values of securities as of June 30, 2018 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after one through five years	$7,405	$7,418
Agency mortgage-backed securities	339,351	328,505
Total	$346,756	$335,923

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$501	$502
Due after one through five years	3,955	4,002
Due after five through ten years	24,964	24,846
Due after ten years	58,493	56,458
Agency mortgage-backed securities	300,690	289,512
Total	$388,603	$375,320

Securities with amortized cost of $44,730,000 and $110,874,000 as of June 30, 2018 and December 31, 2017 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

5) Loans

Loans were as follows for the periods indicated:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$609,468	$573,296
Real estate:
CRE	1,030,884	772,867
Land and construction	128,891	100,882
Home equity	121,278	79,176
Residential mortgages	54,367	44,561
Consumer	12,060	12,395
Loans	1,956,948	1,583,177
Deferred loan fees, net	(315)	(510)
Loans, net of deferred fees	1,956,633	1,582,667
Allowance for loan losses	(26,664)	(19,658)
Loans, net	$1,929,969	$1,563,009

At June 30, 2018, total net loans included in the table above include $48,522,000, $117,393,000 and $204,459,000, of the loans acquired in the Focus Business Bank (“Focus”), Tri-Valley, and United American acquisitions that were not purchased credit impaired loans, respectively. At December 31, 2017, total net loans included in the table above include $58,551,000, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

The total provision for loan losses was $7,198,000 for the second quarter of 2018, and $7,704,000 for the first six months of 2018, compared to a credit provision for loan losses of ($46,000) for the second quarter of 2017, and a provision for loan losses of $275,000 for the first six months of 2017.  Net charge-offs totaled $673,000 for the second quarter of 2018, and $698,000 for the first six months of 2018, compared to net recoveries of $308,000 for the second quarter of 2017, and net recoveries of $33,000 for the first six months of 2017.  The net charge-offs of $673,000 for the second quarter of 2018 included a $750,000 unsecured commercial loan, partially offset by smaller net recoveries.

Based on information received in July 2018 from a borrower regarding events that occurred in the second quarter of 2018, management of the Company determined that loans associated with that borrower’s $22,874,000 lending relationship became impaired and were placed on nonaccrual status as of June 30, 2018.  The Company recorded a $6,100,000 specific reserve for this relationship, and accordingly, increased the provision for loan losses by $6,100,000 for the second quarter of 2018.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,165	$8,858	$116	$20,139
Charge-offs	(870)	—	—	(870)
Recoveries	175	22	—	197
Net (charge-offs) recoveries	(695)	22	—	(673)
Provision for loan losses	7,052	140	6	7,198
End of period balance	$17,522	$9,020	$122	$26,664

	Three Months Ended June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,252	$7,743	$140	$19,135
Charge-offs	(1,702)	—	—	(1,702)
Recoveries	1,122	888	—	2,010
Net (charge-offs) recoveries	(580)	888	—	308
Provision (credit) for loan losses	587	(649)	16	(46)
End of period balance	$11,259	$7,982	$156	$19,397

	Six Months Ended June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(1,115)	—	—	(1,115)
Recoveries	332	85	—	417
Net (charge-offs) recoveries	(783)	85	—	(698)
Provision (credit) for loan losses	7,697	(15)	22	7,704
End of period balance	$17,522	$9,020	$122	$26,664

	Six Months Ended June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,068)	—	—	(2,068)
Recoveries	1,172	929	—	2,101
Net (charge-offs) recoveries	(896)	929	—	33
Provision (credit) for loan losses	1,499	(1,274)	50	275
End of period balance	$11,259	$7,982	$156	$19,397

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,464	$—	$—	$7,464
Collectively evaluated for impairment	10,058	9,020	122	19,200
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$17,522	$9,020	$122	$26,664
Loans:
Individually evaluated for impairment	$20,433	$6,377	$—	$26,810
Collectively evaluated for impairment	589,035	1,329,043	12,060	1,930,138
Acquired with deteriorated credit quality	—	—	—	—
Total loan balance	$609,468	$1,335,420	$12,060	$1,956,948

	December 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$290	$—	$—	$290
Collectively evaluated for impairment	10,318	8,950	100	19,368
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$10,608	$8,950	$100	$19,658
Loans:
Individually evaluated for impairment	$1,775	$998	$1	$2,774
Collectively evaluated for impairment	571,521	996,488	12,394	1,580,403
Acquired with deteriorated credit quality	—	—	—	—
Total loan balance	$573,296	$997,486	$12,395	$1,583,177

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2018 and December 31, 2017. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	June 30, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$5,817	$5,817	$—	$1,243	$1,243	$—
Real estate:
CRE	5,801	5,801	—	500	500	—
Land and construction	—	—	—	138	119	—
Home Equity	576	576	—	379	379	—
Consumer	—	—	—	1	1	—
Total with no related allowance recorded	12,194	12,194	—	2,261	2,242	—

With an allowance recorded:
Commercial	14,616	14,616	7,464	589	532	290
Total with an allowance recorded	14,616	14,616	7,464	589	532	290
Total	$26,810	$26,810	$7,464	$2,850	$2,774	$290

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Three Months Ended June 30, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$11,803	$3,151	$—	$470	$—	$15,424
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2017
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$3,181	$706	$192	$325	$2	$4,406
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$8,460	$2,268	$40	$439	$—	$11,207
Interest income during impairment	$—	$—	$	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2017
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$2,888	$611	$194	$306	$2	$4,001
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	June 30,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$26,034	$2,987	$2,250
Restructured and loans over 90 days past due and still accruing	511	171	235
Total nonperforming loans	26,545	3,158	2,485
Other restructured loans	265	121	289
Total impaired loans	$26,810	$3,279	$2,774

The following table presents the nonperforming loans by class for the periods indicated:

	June 30, 2018			December 31, 2017
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$19,882	$286	$20,168	$1,250	$235	$1,485
Real estate:
CRE	5,801	—	5,801	501	—	501
Land and construction	—	—	—	119	—	119
Home equity	351	225	576	379	—	379
Consumer	—	—	—	1	—	1
Total	$26,034	$511	$26,545	$2,250	$235	$2,485

The following tables present the aging of past due loans by class for the periods indicated:

	June 30, 2018
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$5,645	$1,068	$1,127	$7,840	$601,628	$609,468
Real estate:
CRE	—	—	501	501	1,030,383	1,030,884
Land and construction	—	—	—	—	128,891	128,891
Home equity	775	—	—	775	120,503	121,278
Residential mortgages	—	—	—	—	54,367	54,367
Consumer	—	—	—	—	12,060	12,060
Total	$6,420	$1,068	$1,628	$9,116	$1,947,832	$1,956,948

	December 31, 2017
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,288	$1,224	$589	$6,101	$567,195	$573,296
Real estate:
CRE	—	—	500	500	772,367	772,867
Land and construction	—	—	119	119	100,763	100,882
Home equity	223	—	—	223	78,953	79,176
Residential mortgages	—	—	—	—	44,561	44,561
Consumer	—	—	—	—	12,395	12,395
Total	$4,511	$1,224	$1,208	$6,943	$1,576,234	$1,583,177

Past due loans 30 days or greater totaled $9,116,000 and $6,943,000 at June 30, 2018 and December 31, 2017, respectively, of which $1,502,000 and $1,410,000 were on nonaccrual, respectively. At June 30, 2018, there were also $24,532,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment, which included $22,874,000 of loans related to one lending relationship. At December 31, 2017, there were also $840,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are being pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at June 30, 2018 and December 31, 2017.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	June 30, 2018			December 31, 2017
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$583,809	$25,659	$609,468	$554,913	$18,383	$573,296
Real estate:
CRE	1,024,855	6,029	1,030,884	766,988	5,879	772,867
Land and construction	128,891	—	128,891	100,763	119	100,882
Home equity	120,702	576	121,278	78,486	690	79,176
Residential mortgages	54,367	—	54,367	44,561	—	44,561
Consumer	12,060	—	12,060	12,394	1	12,395
Total	$1,924,684	$32,264	$1,956,948	$1,558,105	$25,072	$1,583,177

The increase in classified assets at June 30, 2018 was primarily due to seasonal advances on lines of credit associated with a lending relationship that was moved to classified loans in the fourth quarter of 2017, which totaled $22,874,000 at June 30, 2018, compared to $12,500,000 at December 31, 2017. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The balance of troubled debt restructurings at June 30, 2018 was $750,000, which included $99,000 of nonaccrual loans and $651,000 of accruing loans. The balance of troubled debt restructurings at December 31, 2017 was $325,000, which included $16,000 of nonaccrual loans and $309,000 of accruing loans. Approximately $77,000 and $2,000 of specific reserves were established with respect to these loans as of June 30, 2018 and December 31, 2017.

The following table presents loans by class modified as troubled debt restructurings during the three and six months period ended June 30, 2018:

	During the Three and Six Months Ended
	June 30, 2018
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	2	$224	$224
Equity	1	225	225
Total	3	$449	$449

There were no new loans modified as troubled debt restructurings during the six months ended June 30, 2017.

During the three and six months ended June 30, 2018 and June 30, 2017, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses. The Company has committed to lend no additional amounts as of June 30, 2018 to customers with outstanding loans that are classified as troubled debt restructurings.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and six months ended June 30, 2018 and 2017.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Business Combinations

On April 6, 2018, the Company completed its acquisition of Tri-Valley for a transaction value of $32,320,000. At closing the Company issued 1,889,613 shares of the Company’s common stock with an aggregate market value of $30,725,000 on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 0.0489 of a share of the Company’s common stock for each outstanding share of Tri-Valley common stock. In addition, at closing the Company paid cash to the holder of a stock warrant and holders of outstanding stock options and related fees and fractional shares totaling $1,595,000.  The following table summarizes the consideration paid for Tri-Valley:

(Dollars in thousands)
Cash paid for:
Warrant	$889
Options	615
Other	91
Total cash paid	1,595

Issuance of 1,889,613 shares of common stock to Tri-
Valley shareholders at $16.26 per share	30,725

Total consideration	$32,320

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase accounting for the acquisition.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	Tri-Valley	Adjustments		Acquisition
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$21,757	$1,153	(a)	$22,910
Loans	123,532	(2,563)	(b)	120,969
Allowance for loan losses	(1,969)	1,969	(c)	—
Other intangible assets	—	1,978	(d)	1,978
Other assets, net	9,939	(2,894)	(e)	7,045
Total assets acquired	$153,259	$(357)		152,902

Liabililities assumed:
Deposits	$135,351	$37	(f)	135,388
Other liabilities	608	—		608
Total liabilities assumed	$135,959	$37		135,996
Net assets acquired				16,906
Purchase price				30,725
Goodwill recorded in the merger				$13,819

Explanation of certain fair value related adjustments for the Tri-Valley acquisition:

(a)Represents the cash acquired in the merger, net of cash paid for the transaction, and the disposition of other real estate owned.

(b)Represents the fair value adjustment to the net book value of loans, which includes an interest rate mark and credit mark adjustment.

(c)Represents the elimination of Tri-Valley’s allowance for loan losses.

(d)Represents intangible assets recorded to reflect the fair value of core deposits and a below market lease. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.  The below market lease intangible assets will be amortized on the straight line method over eleven years.

(e)Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded,and the disposition of other real estate owned.

(f)Represents the fair value adjustment on time deposits, which was be accreted as a reduction of interest expense.

Tri-Valley’s results of operations have been included in the Company’s results of operations beginning April 7, 2018.

On May 4, 2018, the Company completed its acquisition of United American for a transaction value of $56,417,000.  At closing the Company issued 2,826,032 shares of the Company’s common stock with an aggregate market value of $47,280,000 on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 2.1644 of a share of the Company’s common stock for each outstanding share of United American common stock and each common stock equivalent underlying the United American Series D Preferred Stock and Series E Preferred Stock. The shareholders of the United American Series A Preferred Stock and the Series B Preferred Stock received $1,000 cash for each share totaling $8,700,000 and $435,000, respectively.  In addition, the Company paid $2,000 in cash for fractional shares, for total cash consideration of $9,137,000.  The following table summarizes the consideration paid for United American:

(Dollars in thousands)
Consideration paid:
Cash paid for:
Series A Preferred Stock	$8,700
Series B Preferred Stock	435
Other	2
Total cash paid	9,137

Issuance of 2,826,032 shares of common stock to United
American shareholders at $16.73 per share	47,280
Total consideration	$56,417

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase accounting for the acquisition.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	United American	Adjustments		Acquisition
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,638	$(32,520)	(a)	$13,118
Securities avaiable-for-sale	64,144	(421)	(b)	63,723
Loans	196,694	18,783	(c)	215,477
Allowance for loan lossess	(2,952)	2,952	(d)	—
Other intangible assets	—	5,431	(e)	5,431
Other assets, net	9,119	(798)	(f)	8,321
Total assets acquired	$312,643	$(6,573)		306,070

Liabililities assumed:
Deposits	$281,189	$51	(g)	281,240
Other borrowings	62	—		62
Other liabilities	2,617	(195)	(h)	2,422
Total liabilities	$283,868	$(144)		283,724
Net assets acquired				22,346
Purchase price				47,280
Goodwill recorded in the merger				$24,934

Explanation of certain fair value related adjustments for the United American acquisition:

(a)Represents the cash acquired in the merger, net of cash paid for the transaction, and the repurchase of $23,732,000 loan participations from ATBancorp.

(b)Represents the fair value adjustment on investment securities available-for-sale

(c)Represents the fair value adjustment to the net book value of loans, which includes an interest rate mark and credit mark adjustment, and the repurchase of $23,732,000 loan participations from ATBancorp.

(d)Represents the elimination of United American’s allowance for loan losses.

(e)Represents intangible assets recorded to reflect the fair value of core deposits and a below market lease. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the estimated average life of the deposit base.  The below market lease intangible assets will be amortized on the straight line method over three years.

(f)Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.

(g)Represents the fair value adjustment on time deposits, which was be accreted as a reduction of interest expense.

(h)Represents the reversal of over accrued accounts payable.

United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018.

The Company believes the merger provides the opportunity to combine three independent business banking franchises with similar philosophies and cultures into a combined $3.1 billion business bank based in San Jose, California. The pooling of the three banks’ resources and knowledge enhance our capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank will be much better positioned to meet the needs of our customers, shareholders and the community.  The one time pre-tax severance, retention, acquisition and integration costs totaled $8,214,000 and $8,829,000 for the three months and six months ended June 30, 2018, respectively.

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

Goodwill of $13,819,000 arising from the Tri-Valley acquisition and $24,934,000 from the United American acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As this transactions were structured as a tax-free exchange, the goodwill will not be deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing final “stub” period tax returns for April 6, 2018 for Tri-Valley, and May 4, 2018 for United American. The closing equity balance for Tri-Valley and United American are also subject to adjustments for invoices received after the close of the transaction that were attributable to their operations through closing.

7) Goodwill and Other Intangible Assets

Goodwill

At June 30, 2018, the carrying value of goodwill was $84,417,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,620,000 from its acquisition of Focus Business Bank (“Focus”), $13,819,000 from its acquisition of Tri-Valley Bank and $24,934,000 from its acquisition of United American Bank.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2017 with the assistance of an independent valuation firm.  No events or circumstances since the November 30, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists

Other Intangible Assets

Other intangible assets acquired in the acquisition of United American in May 2018 include a core deposit intangible asset of $4,771,000, amortized over its estimated useful life of 10 years, and a below market value lease intangible asset of $660,000,  amortized over its estimated useful life of 3 years. Accumulated amortization of the core deposit intangible and below market lease was $158,000 at June 30, 2018.

Other intangible assets acquired in the acquisition of Tri-Valley in April 2018 include a core deposit intangible asset of $1,768,000, amortized over its estimated useful life of 10 years, and a below market value lease intangible asset of $210,000,  amortized over its estimated useful life of 11 years. Accumulated amortization of the core deposit intangible and below market lease was $65,000 at June 30, 2018.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $2,382,000 and $1,995,000 at June 30, 2018 and December 31, 2017, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of the customer relationship and brokered relationship intangible assets was $696,000 and $601,000 at June 30, 2018 and December 31, 2017,

respectively. The below market lease and non-compete agreement intangible assets were fully amortized at December 31, 2017.

Estimated amortization expense for 2018, the next five years and thereafter is as follows:

	United	United				Bay View Funding
	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense
	(Dollars in thousands)
2018	$488	$153	$208	$40	$775	$190	$1,854
2019	648	228	240	70	734	190	2,110
2020	554	228	208	70	716	190	1,966
2021	502	51	184	30	596	190	1,553
2022	461	—	167	—	502	190	1,320
2023	434	—	158	—	420	190	1,202
Thereafter	1,684	—	603	—	549	159	2,995
	$4,771	$660	$1,768	$210	$4,292	$1,299	$13,000

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2018 and December 31, 2017.

8) Income Taxes

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

The Company had net deferred tax assets of $27,928,000, and $16,247,000, at June 30, 2018, and December 31, 2017, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2018 and December 31, 2017 will be fully realized in future years.

The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	Decemebr 31,
	2018	2017
	(Dollars in thousands)
Low income housing investments	$3,252	$3,411
Future commitments	$290	$302

The Company expects future commitments of $1,000 to be paid in 2018, and $289,000 in 2019 through 2023.

For tax purposes, the Company had low income housing tax credits of $106,000 and $110,000 for the three months ended June 30, 2018 and June 30, 2017, respectively, and low income housing investment losses of $119,000 and $115,000, respectively.  For tax purposes, the Company had low income housing tax credits of $213,000 and $220,000 for the six months ended June 30, 2018 and June 30, 2017, respectively, and low income housing investment losses of $238,000 and $230,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$62	$81	$124	$162
Interest cost	237	259	474	518
Amortization of net actuarial loss	73	69	146	138
Net periodic benefit cost	$372	$409	$744	$818

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,711	$6,301
Interest cost	113	243
Actuarial loss	—	167
Projected benefit obligation at end of period	$6,824	$6,711

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Net actuarial loss	$2,530	$2,453
Prior transition obligation	1,194	1,238
Accumulated other comprehensive loss	$3,724	$3,691

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of prior transition obligation	$(16)	$(17)	$(32)	$(35)
Interest cost	56	60	113	121
Net periodic benefit cost	$40	$43	$81	$86

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at June 30, 2018
Available-for-sale securities:
Agency mortgage-backed securities	$328,505	—	$328,505	—
U.S. Government sponsored entities	7,418	—	7,418	—
I/O strip receivables	919	—	919	—
Assets at December 31, 2017
Available-for-sale securities:
Agency mortgage-backed securities	$374,733	—	$374,733	—
Trust preferred securities	17,119	—	17,119	—
I/O strip receivables	968	—	968	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at June 30, 2018
Impaired loans - held-for-investment:
Commercial	$7,152	—	—	$7,152
	$7,152	—	—	$7,152

Assets at December 31, 2017
Impaired loans - held-for-investment:
Commercial	$242	—	—	$242
Real estate:
Land and construction	119	—	—	119
	$361	—	—	$361

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$14,616	$651
Book value of impaired loans held-for-investment carried at cost	12,194	2,123
Total impaired loans held-for-investment	$26,810	$2,774
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$14,616	$651
Specific valuation allowance	(7,464)	(290)
Impaired loans held-for-investment carried at fair value, net	$7,152	$361

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $26,810,000 at June 30, 2018.  In addition, these loans had a specific valuation allowance of $7,464,000 at June 30, 2018. Impaired loans held‑for‑investment totaling $14,616,000 at June 30, 2018, were carried at fair value as a result of the aforementioned partial charge‑offs and specific valuation allowances at period‑end. The remaining $12,194,000 of impaired loans were carried at cost at June 30, 2018, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first six months of 2018 on impaired loans held‑for‑investment carried at fair value at June 30, 2018 resulted in an additional provision for loan losses of $7,288,000.

At June 30, 2018, there were no foreclosed assets.

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

At December 31, 2017, there were no foreclosed assets

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	June 30, 2018
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$7,152	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2017
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$242	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Land and construction	119	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$223,788	$223,788	$—	$—	$223,788
Securities available-for-sale	335,923	—	335,923	—	335,923
Securities held-to-maturity	388,603	—	375,320	—	375,320
Loans (including loans held-for-sale), net	1,935,714	—	5,745	1,894,251	1,899,996
FHLB stock, FRB stock, and other investments	22,865	—	—	—	N/A
Accrued interest receivable	8,951	—	2,321	6,630	8,951
I/O strips receivables	919	—	919	—	919
Liabilities:
Time deposits	$157,025	$—	$157,352	$—	$157,352
Other deposits	2,526,594	—	2,526,594	—	2,526,594
Subordinated debt	39,275	—	39,875	—	39,875
Accrued interest payable	428	—	428	—	428

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2017:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$316,222	$316,222	$—	$—	$316,222
Securities available-for-sale	391,852	—	391,852	—	391,852
Securities held-to-maturity	398,341	—	394,292	—	394,292
Loans (including loans held-for-sale), net	1,566,428	—	3,419	1,507,967	1,511,386
FHLB stock, FRB stock, and other investments	17,911	—	—	—	N/A
Accrued interest receivable	7,985	—	2,423	5,562	7,985
I/O strips receivables	968	—	968	—	968
Liabilities:
Time deposits	$194,561	$—	$194,844	$—	$194,844
Other deposits	2,288,428	—	2,288,428	—	2,288,428
Subordinated debt	39,183	—	40,384	—	40,384
Accrued interest payable	389	—	389	—	389

The methods and assumptions, not previously discussed, used to estimate the fair value of loans, including loans held-for-sale, are described as follows:

The fair value of loans held‑for‑sale is estimated based upon binding contracts and quotes from third parties resulting in a Level 2 classification.

The Company adopted ASU No. 2016-01, effective January 1, 2018. Adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of loans, excluding loans held-for-sale, using discounted cash flow analyses as of June 30, 2018.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans, resulting in a level 3 classification.

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

Impaired loans as of June 30, 2018 and December 31, 2017 are valued at the lower of cost or fair value as described previously.

11) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the six months ended June 30, 2018, the Company granted 305,500 shares of nonqualified stock options and 97,818 shares of restricted stock. There were 1,137,250 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2018.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2018	1,602,732	$9.54
Granted	305,500	$16.82
Exercised	(207,838)	$9.63
Forfeited or expired	(36,969)	$15.41
Outstanding at June 30, 2018	1,663,425	$10.73	6.93	$10,414,939
Vested or expected to vest	1,563,620		6.93	$9,790,043
Exercisable at June 30, 2018	998,257		5.59	$8,644,366

Information related to the equity plans for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
Intrinsic value of options exercised	$1,466,731	$708,671
Cash received from option exercise	$2,001,837	$659,861
Tax benefit realized from option exercises	$430,357	$137,592
Weighted average fair value of options granted	$3.07	$2.68

As of June 30, 2018, there was $1,744,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.98 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
Expected life in months(1)	72	72
Volatility(1)	21%	25%
Weighted average risk-free interest rate(2)	2.87%	1.95%
Expected dividends(3)	2.62%	2.76%

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2018	181,185	$11.66
Granted	97,818	$16.83
Vested	(59,515)	$11.80
Nonvested shares at June 30, 2018	219,488	$13.92

As of June 30, 2018, there was $2,718,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.77years.

12) Subordinated Debt

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

13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since June 30, 2018, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules establish a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is to be phased-in over four years beginning on January 1, 2016. The buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2018.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2018 and December 31, 2017, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2018, and December 31, 2017.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of June 30, 2018
Total Capital	$323,988	13.5%	$237,564	9.875%
(to risk-weighted assets)
Tier 1 Capital	$257,349	10.7%	$189,450	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$257,349	10.7%	$153,364	6.375%
(to risk-weighted assets)
Tier 1 Capital	$257,349	8.7%	$118,108	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2018, and December 31, 2017.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of June 30, 2018
Total Capital	$300,635	12.5%	$240,451	10.0%	$237,445	9.875%
(to risk-weighted assets)
Tier 1 Capital	$273,271	11.4%	$192,361	8.0%	$189,355	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$273,271	11.4%	$156,293	6.5%	$153,288	6.375%
(to risk-weighted assets)
Tier 1 Capital	$273,271	9.3%	$147,568	5.0%	$118,054	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2017
Total Capital	$265,102	13.2%	$200,274	10.0%	$185,253	9.250%
(to risk-weighted assets)
Tier 1 Capital	$244,790	12.2%	$160,219	8.0%	$145,198	7.250%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$244,790	12.2%	$130,178	6.5%	$115,157	5.750%
(to risk-weighted assets)
Tier 1 Capital	$244,790	8.5%	$143,655	5.0%	$114,924	4.000%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,275,000 at June 30, 2018, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2018, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $31,057,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During each of the second and first quarters of 2018, HBC distributed dividends of $4,000,000 for a total of $8,000,000 for the first six months of 2018.

14) Loss Contingencies

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

15) Revenue Recognition

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, gain on sale of securities, bank owned life insurance, gain on sales of SBA loans, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. The following noninterest income revenue streams are in-scope of Topic 606:

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. We sometimes charge customers fees that are not specifically related to the customer accessing its funds, such as account maintenance or dormancy fees. The amount of deposit fees assessed varies based on a number of factors, such as the type of customer and account, the quantity of transactions, and the size of the deposit balance. We charge, and in some circumstances do not charge, fees to earn additional revenue and influence certain customer behavior. An example would be where we do not charge a monthly service fee, or do not charge for certain transactions, for customers that have a high deposit balance. Deposit fees are considered either transactional in nature (such as wire transfers, nonsufficient fund fees, and stop payment orders) or non-transactional (such as account maintenance and dormancy fees). These fees are recognized as earned or as transactions occur and services are provided. Check orders and other deposit account related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated.

	Three Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$495	$474
Interchange fees	83	71
Merchant services revenue	39	39
Other	152	180
Total noninterest income in-scope of Topic 606	769	764
Noninterest Income Out-of-scope of Topic 606	2,011	1,529
Total noninterest income	$2,780	$2,293

	Six Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Dividends on preferred stock	$973	$939
Interchange fees	156	133
Merchant services revenue	83	85
Earnings per common share:	300	332
Total noninterest income in-scope of Topic 606	1,512	1,489
Noninterest Income Out-of-scope of Topic 606	3,463	3,099
Total noninterest income	$4,975	$4,588

16) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Salaries and employee benefits (1)	$14,806	$9,209	$24,583	$18,695
Occupancy and equipment	1,262	1,216	2,368	2,284
Professional fees	(289)	673	395	1,744
Acquisition and integration related costs	4,821	—	5,436	—
Data processing	622	286	976	669
Software subscriptions	599	441	1,192	858
Amortization of intangible assets	464	442	705	787
Insurance expense	399	370	806	722
Other	2,178	2,617	4,391	4,823
Total	$24,862	$15,254	$40,852	$30,582

(1)	Includes severance and retention retention expense related to the Tri-Valley and United American acquistions of $3,393,000 for the second quarter of 2018 and the first six months of 2018.

17) Business Segment Information

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

	Three Months Ended June 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$28,625	3,355	$31,980
Intersegment interest allocations	376	(376)	—
Total interest expense	1,816	—	1,816
Net interest income	27,185	2,979	30,164
Provision for loan losses	7,141	57	7,198
Net interest income after provision	20,044	2,922	22,966
Noninterest income	2,531	249	2,780
Noninterest expense (2)	23,301	1,561	24,862
Intersegment expense allocations	227	(227)	—
Income before income taxes	(499)	1,383	884
Income tax (benefit) expense	(440)	409	(31)
Net (loss) income	$(59)	$974	$915

Total assets	$3,044,221	$78,986	$3,123,207
Loans, net of deferred fees	$1,893,147	$63,486	$1,956,633
Goodwill	$71,373	$13,044	$84,417

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes acquisition costs of $8,214,000

	Three Months Ended June 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$23,372	$2,735	$26,107
Intersegment interest allocations	242	(242)	—
Total interest expense	1,174	—	1,174
Net interest income	22,440	2,493	24,933
Provision for loan losses	(46)	—	(46)
Net interest income after provision	22,486	2,493	24,979
Noninterest income	1,937	356	2,293
Noninterest expense	13,424	1,830	15,254
Intersegment expense allocations	129	(129)	—
Income before income taxes	11,128	890	12,018
Income tax expense	4,196	373	4,569
Net income	$6,932	$517	$7,449

Total assets	$2,676,599	$56,301	$2,732,900
Loans, net of deferred fees	$1,523,928	$42,396	$1,566,324
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Six Months Ended June 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$53,356	$6,501	$59,857
Intersegment interest allocations	703	(703)	—
Total interest expense	3,345	—	3,345
Net interest income	50,714	5,798	56,512
Provision (credit) for loan losses	7,629	75	7,704
Net interest income after provision	43,085	5,723	48,808
Noninterest income	4,617	358	4,975
Noninterest expense (2)	37,768	3,084	40,852
Intersegment expense allocations	402	(402)	—
Income before income taxes	10,336	2,595	12,931
Income tax expense	2,440	767	3,207
Net income	$7,896	$1,828	$9,724

Total assets	$3,044,221	78,986	$3,123,207
Loans, net of deferred fees	$1,893,147	63,486	$1,956,633
Goodwill	$71,373	13,044	$84,417

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes acquisition costs of $8,829,000

	Six Months Ended June 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$45,341	$5,463	$50,804
Intersegment interest allocations	502	(502)	—
Total interest expense	2,045	—	2,045
Net interest income	43,798	4,961	48,759
Provision for loan losses	265	10	275
Net interest income after provision	43,533	4,951	48,484
Noninterest income	4,052	536	4,588
Noninterest expense	27,003	3,579	30,582
Intersegment expense allocations	262	(262)	—
Income before income taxes	20,844	1,646	22,490
Income tax expense	7,812	691	8,503
Net income	$13,032	$955	$13,987

Total assets	$2,676,599	$56,301	$2,732,900
Loans, net of deferred fees	$1,523,928	$42,396	$1,566,324
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

18) Subsequent Events

On July 26, 2018, the Company announced that its Board of Directors declared a $0.11 per share quarterly cash dividend to holders of common stock. The dividend will be paid on August 24, 2018 to shareholders of record on August 10, 2018.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2017. There are no changes to these policies as of June 30, 2018.

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

Performance Overview

For the three months ended June 30, 2018, net income was $915,000, or $0.02 per average diluted common share, compared to $7.4 million, or $0.19 per average diluted common share, for the three months ended June 30, 2017. The Company’s annualized return on average tangible assets was 0.12% and annualized return on average tangible equity was 1.49% for the three months ended June 30, 2018, compared to 1.14% and 14.00%, respectively, for the three months ended June 30, 2017.

For the six months ended June 30, 2018, net income was $9.7 million, or $0.24 per average diluted common share, compared to $14.0 million, or $0.36 per average diluted common share, for the six months ended June 30, 2017. The Company’s annualized return on average tangible assets was 0.69% and annualized return on average tangible equity was 8.43% for the six months ended June 30, 2018 compared to 1.10% and 13.41%, respectively, for the six months ended June 30, 2017.

Earnings for the second quarter of 2018 and for the first six months of 2018 were negatively impacted by merger-related costs of $8.2 million and $8.8 million, respectively, associated with the acquisitions of Tri-Valley Bank (“Tri-Valley”) on April 6, 2018, and United American Bank (“United American”) on May 4, 2018, as well as a $6.1 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. These costs were partially offset by a $1.3 million legal settlement recovery.

Tri-Valley Bank and United American Bank Mergers

The Company completed its previously announced merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Tri-Valley effective as of the close on April 6, 2018. The merger, which was first announced on December 20, 2017, was concluded following receipt of approval from Tri-Valley shareholders and all required regulatory approvals. Tri-Valley’s results of operations have been included in the Company’s results of operations beginning April 7, 2018.

Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company closed the San Ramon office on July 13, 2018.

The Company completed its previously announced merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with United American effective as of the close on May 4, 2018. The merger, which was first announced on January 11, 2018, was concluded following receipt of approval from United American shareholders and all required regulatory approvals. United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018.

United American was a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California and serviced businesses, professionals and individuals.  The Company will close the Half Moon Bay office on August 10, 2018.

Tri-Valley added $117.4 million in loans, at fair value, and $92.7 in deposits, at fair value, at June 30, 2018.  United American added $7.4 million in investment securities available-for-sale, at fair value, $209.3 million in loans, at fair value, and $273.7 million in deposits, at fair value, at June 30, 2018.  Severance, retention, acquisition, and integration costs related to the two mergers totaled $8.2 million for the second quarter of 2018, and $8.8 million for the first six months of 2018.

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	June 30,	June 30,
	2018	2017
	(Dollars in thousands)
Total factored receivables	$63,486	$42,396
Average factored receivables
For the three months ended	$52,251	$42,193
for the six months ended	$50,670	$43,474
Total full time equivalent employees	37	38

Second Quarter 2018 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income before provision for loan losses increased 21% to $30.2 million for the second quarter of 2018, compared to $24.9 million for the second quarter of 2017. For the first six months of 2018, net interest income increased 16% to $56.5 million, compared to $48.8 million for the first six months of 2017.  Net interest income increased for the second quarter of 2018 and the first six months of 2018, compared to the respective periods in 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to modest organic loan growth.

•

For the second quarter of 2018, the fully tax equivalent (“FTE”) net interest margin improved 23 basis points to 4.30% from 4.07% for the second quarter of 2017.  The increase was primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley and United American acquisitions in the second quarter of 2018, and the impact of increases in the prime rate on loan yields and overnight funds

•

For the first six months of 2018, the net interest margin increased 16 basis points to 4.22%, compared to 4.06% for the first six months of 2017, primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, and the impact of increases in the prime rate on loan yields and overnight funds.

•

The average yield on the loan portfolio increased to 5.75% for the second quarter of 2018, compared to 5.64% for the second quarter of 2017, primarily due to an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased commercial real estate (“CRE”) loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) decreased 2 basis points for the second quarter of 2018, compared to the second quarter of 2017.  The average yield on the purchased residential loans was 2.71% for the second quarter of 2018, compared to 2.82% for the second quarter of 2017.  The average yield on the purchased CRE loans was 3.58% for the second quarter of 2018, compared to 3.51% the second quarter of 2017.

•

The yield on the loan portfolio increased to 5.76% for the first six months of 2018, compared to 5.59% for the first six months of 2017, primarily due to an increase in accretion of the loan purchase discount into loan interest income from the acquisitions.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 9 basis points for the first six months of 2018, compared to the first six months of 2017.  The yield on the purchased residential loans was 2.72% for the first six months of 2018, compared to 2.66% for the first six months of 2017.  The yield on the purchased CRE loans was 3.55% for the first six months of 2018, compared to 3.50% for the first six months of 2017.

•

The accretion of the loan purchase discount into loan interest income from the three acquisitions was $669,000 for the second quarter of 2018, compared to $257,000 for the second quarter of 2017.  The accretion of the loan purchase discount into loan interest income from the three acquisitions was $726,000 for the first six months of 2018, compared to $470,000 from the Focus Business Bank (“Focus”) acquisition for the first six months of 2017.  The total purchase discount on loans from the Focus loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $892,000 remains as of June 30, 2018.  The total purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $2.5 million remains as of June 30, 2018.  The total purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $4.4 million remains as of June 30, 2018.

•

There was a $7.2 million provision for loan losses for the second quarter of 2018, compared to a ($46,000) credit to the provision for loan losses for the second quarter of 2017. For the six months ended June 30, 2018, there was a $7.7 million provision for loan losses, compared to a $275,000 provision for loan losses for the six months ended June 30, 2017.  The increase in the provision for loan losses for the second quarter of 2018 and first six months of 2018 was primarily due to the $6.1 million specific reserve on the $22.9 million lending relationship.

•

Total noninterest income was $2.8 million for the second quarter of 2018, compared to $2.3 million for the second quarter of 2017. For the six months ended June 30, 2018, total noninterest income was $5.0 million, compared to $4.6 million for the six months ended June 30, 2017. The increase in noninterest income for the second quarter of 2018 and first six months of 2018, was primarily due to a legal settlement recovery. The Company received $1.3 million proceeds from a legal settlement during the second quarter of 2018, of which $377,000 was recorded in other noninterest income, and $922,000 was credited to professional fees for recaptured legal fees previously paid by the Company.

•

Total noninterest expense for the second quarter of 2018 was $24.9 million, compared to $15.3 million for the second quarter of 2017.  Noninterest expense for the six months ended June 30, 2018 was $40.9 million, compared to $30.6 million for the six months ended June 30, 2017. The increase in noninterest expense in the second quarter of 2018 and the first six months of 2018, compared to the respective periods in 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional operating costs of Tri-Valley and United American, partially offset by lower professional fees.  Other noninterest expense included pre-tax acquisition and integration costs of $4.8 million and $5.4 million for the second quarter of 2018 and first six months of 2018, respectively. In addition, salaries and employee benefits included severance and retention expense of $3.4 million related to the Tri-Valley and United American acquisitions for total severance, retention, acquisition and integration costs of $8.2 million for the second quarter of 2018 and $8.8 million for the first six months of 2018.  Professional fees decreased to ($289,000) for the second quarter of 2018, compared to $673,000 for the second quarter of 2017, primarily due to the recovery of $922,000 of professional fees from a legal settlement in the second quarter of 2018.
•

The efficiency ratio for the second quarter of 2018 was 75.47%, compared to 56.03% for the second quarter of 2017. The efficiency ratio for the six months ended June 30, 2018 was 66.44%, compared to 57.33% for the six months ended June 30, 2017.

•

The income tax benefit for the second quarter of 2018 was ($31,000), compared income tax expense of $4.6 million for the second quarter of 2017.  The effective tax rate for the second quarter of 2018 decreased to (3.5%), compared to 38.0% for the second quarter of 2017, primarily due to lower pre-tax income in the second quarter of 2018, resulting in a year-to-date tax adjustment and a lower federal corporate tax rate for the second quarter of 2018.  On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  Income tax expense for the six months ended June 30, 2018 was $3.2 million, compared to $8.5 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 24.8%, compared to 37.8% for the six months ended June 30, 2017.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, other investments and interest‑bearing deposits in other financial institutions and securities available‑for‑sale, at fair value,  decreased 12% to $559.7 million at June 30, 2018, from $635.9 million at June 30, 2017, and decreased 21% from $708.1 million at December 31, 2017.

•	At June 30, 2018, securities held‑to‑maturity, at amortized cost, totaled $388.6 million, compared to $368.3 million at June 30, 2017, and $398.3 million at December 31, 2017.

•

Loans, excluding loans held-for-sale, increased $390.3 million, or 25%, to $1.96 billion at June 30, 2018, compared to $1.57 billion at June 30, 2017, which included $209.3 million in loans from United American, at fair value, $117.4 million in loans from Tri-Valley, at fair value, and an increase of $72.9 million, or 5% in the Company’s legacy portfolio, partially offset by a decrease of $8.0 million in purchased residential mortgage loans. Loans increased $374.0 million, or 24%, to $1.96 billion at June 30, 2018, compared to $1.58 billion at December 31, 2017, which included $209.3 million in loans from United American, $117.4 million in loans from Tri-Valley, and an increase of $51.8 million, or 3% in the Company’s legacy portfolio, partially offset by a decrease of $3.8 million in purchased residential mortgage loans.

•

Nonperforming assets (“NPAs”) increased to $26.5 million, or 0.85% of total assets, at June 30, 2018, compared to $3.3 million, or 0.12% of total assets, at June 30, 2017, and $2.5 million, or 0.09% of total assets, at December 31, 2017, primarily due to the $22.9 million lending relationship that was placed on nonaccrual during the second quarter of 2018.  Based on information received in July 2018 from a borrower regarding events that occurred in the second quarter of 2018, management of the Company determined that secured loans associated with that borrower’s $22.9 million lending relationship became impaired and were placed on nonaccrual status as of June 30, 2018.  The Company recorded a $6.1 million specific reserve for this relationship, and accordingly, increased the provision for loan losses by $6.1 million for the second quarter of 2018.  The total provision for loan losses was $7.2 million for the second quarter of 2018, and $7.7 million for the first six months of 2018.

•

Classified assets increased to $32.3 million at June 30, 2018, compared to $7.5 million at June 30, 2017, primarily due to the $22.9 million lending relationship that was moved to classified assets. Classified assets were $25.1 million at December 31, 2017. There were no foreclosed assets at June 30, 2018 and December 31, 2017, compared to foreclosed assets of $183,000 at June 30, 2017.

•

Net charge-offs totaled $673,000 for the second quarter of 2018, compared to net recoveries of $308,000 for the second quarter of 2017, and net recoveries of $201,000 for the fourth quarter of 2017. The net charge-offs of $673,000 for the second quarter of 2018 included a $750,000 unsecured commercial loan, partially offset by smaller net recoveries.

•

The allowance for loan losses at June 30, 2018 was $26.7 million, or 1.36% of total loans, representing 100.45% of nonperforming loans. The allowance for loan losses at June 30, 2017 was $19.4 million, or 1.24% of total loans, representing 614.22% of nonperforming loans. The allowance for loan losses at December 31, 2017 was $19.7 million, or 1.24% of total loans, representing 791.07% of nonperforming loans. The allowance for loan losses to total nonperforming loans decreased at June 30, 2018, compared to June 30, 2017, and December 31, 2017, primarily due to the $22.9 million lending relationship that was placed on nonaccrual during the second quarter of 2018 and the Tri-Valley and United American acquisitions.  The loans acquired from Tri-Valley and United American are included in total loans; however, there was minimal allowance for loan losses attributed to these loans at June 30, 2018 because upon acquisition they were marked to fair value.

•

Total deposits increased $308.9 million, or 13%, to $2.68 billion at June 30, 2018, compared to $2.37 billion at June 30, 2017, which included $273.7 million in deposits, at fair value, from United American, $92.7 million in deposits, at fair value, from Tri-Valley, and an increase of $7.5 million in the Company’s legacy deposits, partially offset by the maturity of $65.1 million State of California certificates of deposits.  Total deposits increased $200.6 million or 8% from $2.48 billion at December 31, 2017, which included $273.7 million in deposits from United American, $92.7 million in deposits from Tri-Valley, partially offset by a decrease of $100.7 million in the Company’s legacy deposits, of which $46.0 million were real estate exchange balances, and the maturity of $65.1 million State of California certificates of deposits.

•

Deposits, excluding all time deposits and CDARS deposits, increased $355.9 million, or 16%, to $2.51 billion at June 30, 2018, compared to $2.16 billion at June 30, 2017, which included $237.5 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, and an increase of $35.4 million, or 2%, in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $237.3 million, or 10%, compared to $2.28 billion at December 31, 2017, which included $237.5 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, partially offset by a decrease of $83.1 million, or (4%), in the Company’s legacy deposits, of which $46.0 million were real estate exchange balances.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short‑term borrowings) to total assets was 4.41% at June 30, 2018, compared to 7.41% at June 30, 2017, and 6.85% at December 31, 2017.

•	The loan to deposit ratio was 72.91% at June 30, 2018, compared to 65.96% at June 30, 2017, and 63.74% at December 31, 2017.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at June 30, 2018.

				Fully Phased-in
			Well-capitalized	Basel III Minimal
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	13.5%	12.5%	10.0%	10.5%
Tier 1 Risk-Based	10.7%	11.4%	8.0%	8.5%
Common Equity Tier 1 Risk-based	10.7%	11.4%	6.5%	7.0%
Leverage	8.7%	9.3%	5.0%	4.0%

(1)	Fully phased in Basel III requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $308.9 million, or 13%, to $2.68 billion at June 30, 2018, compared to $2.37 billion at June 30, 2017, which included $273.7 million in deposits, at fair value, from United American, $92.7 million, at fair value, in deposits from Tri-Valley, and an increase of $7.5 million in the Company’s legacy deposits, partially offset by the maturity of $65.1 million State of California certificates of deposits.  Total deposits increased $200.6 million or 8% from $2.48 billion at December 31, 2017, which included $273.7 million in deposits from United American, $92.7 million in deposits from Tri-Valley, partially offset by a decrease of $100.7 million in the Company’s legacy deposits, of which $46.0 million were real estate exchange balances, and the maturity of $65.1 million State of California certificates of deposits.

Deposits, excluding all time deposits and CDARS deposits, increased $355.9 million, or 16%, to $2.51 billion at June 30, 2018, compared to $2.16 billion at June 30, 2017, which included $237.5 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, and an increase of $35.4 million, or 2%, in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $237.3 million, or 10%, compared to $2.28 billion at December 31, 2017, which included $237.5 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, partially offset by a decrease of $83.1 million, or (4%), in the Company’s legacy deposits, of which $46.0 million were real estate exchange balances.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At June 30, 2018, we had $223.8 million in cash and cash equivalents and approximately $604.1 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $666.4 million at fair value in unpledged securities available at June 30, 2018. Our loan to deposit ratio was 72.91% at June 30, 2018, compared to 65.96% at June 30, 2017, and 63.74% at December 31, 2017.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, increased $390.3 million, or 25%, to $1.96 billion at June 30, 2018, compared to $1.57 billion at June 30, 2017, which included $209.3 million in loans from United American, at fair value, $117.4 million in loans from Tri-Valley, at fair value, and an increase of $72.9 million, or 5% in the Company’s legacy portfolio, partially offset by a decrease of $8.0 million in purchased residential mortgage loans.  Loans increased $374.0 million, or 24%, to $1.96 billion at June 30, 2018, compared to $1.58 billion at December 31, 2017, which included $209.3 million in loans from United American, $117.4 million in loans from Tri-Valley, and an increase of $51.8 million, or 3% in the Company’s legacy portfolio, partially offset by decrease of $3.8 million in purchased residential mortgage loans.  The loan portfolio remains well‑diversified with commercial and industrial (“C&I”) loans accounting for 31% of the loan portfolio at June 30, 2018, which included $63.5 million of factored receivables. CRE loans accounted for 53% of the total loan portfolio, of which 39% were occupied by businesses that own them. Consumer and home equity loans accounted for 7% of total loans, land and construction loans accounted for 6% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at June 30, 2018.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income before provision for loan losses increased 21% to $30.2 million for the second quarter of 2018, compared to $24.9 million for the second quarter of 2017. For the first six months of 2018, net interest income increased 16% to $56.5 million, compared to $48.8 million for the first six months of 2017.  Net interest income increased for the second quarter of 2018 and the first six months of 2018, compared to the respective periods in 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to modest organic loan growth.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the second quarter of 2018 increased to $24.9 million, compared to $15.3 million for the second quarter of 2017. Noninterest expense for the six months ended June 30, 2018 was $40.9 million, compared to $30.6 million for the six months ended June 30, 2017. The increase in noninterest expense in the second quarter of 2018 and the first six months of 2018, compared to the respective periods in 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional operating costs of Tri-Valley and United American, partially offset by lower professional fees as a result of a credit to professional fees for recaptured legal fees previously paid for by the Company.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,838,411	26,355	5.75%	$1,507,387	$21,207	5.64%
Securities — taxable	668,243	3,767	2.26%	629,387	3,442	2.19%
Securities — exempt from Federal tax (3)	88,102	708	3.22%	90,144	869	3.87%
Other investments and interest-bearing deposits
in other financial institutions and Federal funds sold	232,030	1,298	2.24%	262,156	893	1.37%
Total interest earning assets (3)	2,826,786	32,128	4.56%	2,489,074	26,411	4.26%
Cash and due from banks	38,949			33,627
Premises and equipment, net	7,368			7,606
Goodwill and other intangible assets	85,231			52,125
Other assets	88,232			89,044
Total assets	$3,046,566			$2,671,476
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$991,902			$906,570

Demand, interest-bearing	662,303	465	0.28%	582,024	302	0.21%
Savings and money market	793,846	619	0.31%	619,017	359	0.23%
Time deposits — under $100	22,650	23	0.41%	20,246	15	0.30%
Time deposits — $100 and over	136,048	129	0.38%	191,127	269	0.56%
CDARS — interest-bearing demand, money
market and time deposits	15,831	3	0.08%	11,533	1	0.03%
Total interest-bearing deposits	1,630,678	1,239	0.30%	1,423,947	946	0.27%
Total deposits	2,622,580	1,239	0.19%	2,330,517	946	0.16%

Subordinated debt, net of issuance costs	39,245	577	5.90%	14,187	228	6.45%
Short-term borrowings	110	—	0.00%	44	—	0.00%
Total interest-bearing liabilities	1,670,033	1,816	0.44%	1,438,178	1,174	0.33%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,661,935	1,816	0.27%	2,344,748	1,174	0.20%
Other liabilities	53,421			61,162
Total liabilities	2,715,356			2,405,910
Shareholders’ equity	331,210			265,566
Total liabilities and shareholders’ equity	$3,046,566			$2,671,476
Net interest income (3) / margin		30,312	4.30%		25,237	4.07%
Less tax equivalent adjustment (3)		(148)			(304)
Net interest income		$30,164			$24,933

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $32,000 for the second quarter of 2018, compared to $59,000 for the second quarter of 2017.

(3)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the second quarter of 2018, and a 35% tax rate for the second quarter of 2017.

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$1,704,246	48,639	5.76%	$1,501,637	$41,605	5.59%
Securities — taxable	681,549	7,629	2.26%	588,753	6,319	2.16%
Securities — exempt from Federal tax (3)	88,285	1,418	3.24%	90,278	1,740	3.89%
Other investments and interest-bearing deposits
in other financial institutions and Federal funds sold	239,420	2,469	2.08%	268,612	1,749	1.31%
Total interest earning assets (3)	2,713,500	60,155	4.47%	2,449,280	51,413	4.23%
Cash and due from banks	36,460			33,233
Premises and equipment, net	7,336			7,566
Goodwill and other intangible assets	68,293			52,299
Other assets	82,621			85,698
Total assets	$2,908,210			$2,628,076
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$969,002			$896,843

Demand, interest-bearing	635,562	768	0.24%	570,697	590	0.21%
Savings and money market	741,841	1,062	0.29%	605,660	653	0.22%
Time deposits — under $100	19,983	35	0.35%	20,330	30	0.30%
Time deposits — $100 and over	131,525	327	0.50%	196,453	542	0.56%
CDARS — interest-bearing demand, money
market and time deposits	16,144	5	0.06%	10,221	2	0.04%
Total interest-bearing deposits	1,545,055	2,197	0.29%	1,403,361	1,817	0.26%
Total deposits	2,514,057	2,197	0.18%	2,300,204	1,817	0.16%

Subordinated debt, net of issuance costs	39,215	1,148	5.90%	7,133	228	6.45%
Short-term borrowings	74	—	0.00%	59	—	0.00%
Total interest-bearing liabilities	1,584,344	3,345	0.43%	1,410,553	2,045	0.29%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,553,346	3,345	0.26%	2,307,396	2,045	0.18%
Other liabilities	53,921			58,108
Total liabilities	2,607,267			2,365,504
Shareholders’ equity	300,943			262,572
Total liabilities and shareholders’ equity	$2,908,210			$2,628,076
Net interest income (3) / margin		56,810	4.22%		49,368	4.06%
Less tax equivalent adjustment (3)		(298)			(609)
Net interest income		$56,512			$48,759

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $249,000 for the six months ended June 30, 2018, compared to $170,000 for the six months ended June 30, 2017.

(3)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for 2018, and a 35% tax rate for 2017.

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

	Three Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$4,746	$402	$5,148
Securities — taxable	221	104	325
Securities — exempt from Federal tax (1)	(16)	(145)	(161)
Other investments, and interest-bearing deposits
in other financial institutions and Federal funds sold	(166)	571	405
Total interest income on interest earning assets (1)	4,785	932	5,717
Expense from the interest-bearing liabilities:
Demand, interest-bearing	59	104	163
Savings and money market	141	119	260
Time deposits — under $100	2	6	8
Time deposits — $100 and over	(52)	(88)	(140)
CDARS — interest-bearing demand, money market and time deposits	1	1	2
Subordinated debt, net of issuance costs	368	(19)	349
Total interest expense on interest-bearing liabilities	520	122	642
Net interest income (1)	$4,265	$810	5,075
Less tax equivalent adjustment (1)			156
Net interest income			$5,231

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the second quarter of 2018, and a 35% tax rate for the second quarter of 2017.

	Six Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$5,747	$1,287	$7,034
Securities — taxable	1,031	279	1,310
Securities — exempt from Federal tax (1)	(32)	(290)	(322)
Other investments, and interest-bearing deposits
in other financial institutions and Federal funds sold	(302)	1,022	720
Total interest income on interest-earning assets (1)	6,444	2,298	8,742

Expense from the interest-bearing liabilities:
Demand, interest-bearing	89	89	178
Savings and money market	191	218	409
Time deposits — under $100	—	5	5
Time deposits — $100 and over	(160)	(55)	(215)
Time deposits — brokered	—	—	—
CDARS — interest-bearing demand, money market
and time deposits	2	1	3
Subordinated debt, net of issuance costs	939	(19)	920
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	1,062	238	1,300
Net interest income (1)	$5,382	$2,060	7,442
Less tax equivalent adjustment (1)			311
Net interest income			$7,753

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for 2018, and a 35% tax rate for 2017.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, increased 23 basis points to 4.30% for the second quarter of 2018, from 4.07% for the second quarter of 2017. The improvement was primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley Bank and United American Bank acquisitions in the second quarter of 2018, and the impact of increases in the prime rate on loan yields and overnight funds.

For the first six months of 2018, the net interest margin increased 16 basis points to 4.22%, compared to 4.06% for the first six months of 2017, primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley and United American acquisitions, and the impact of increases in the prime rate on loan yields and overnight funds.

The average yield on the loan portfolio increased to 5.75% for the second quarter of 2018, compared to 5.64% for the second quarter of 2017, primarily due to an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley and United American acquisitions.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) decreased 2 basis points for the second quarter of 2018, compared to the second quarter of 2017.  The average yield on the purchased residential loans was 2.71% for the second quarter of 2018, compared to 2.82% for the second quarter of 2017.  The average yield on the purchased CRE loans was 3.58% for the second quarter of 2018, compared to 3.51% the second quarter of 2017.

The yield on the loan portfolio increased to 5.76% for the first six months of 2017, compared to 5.59% for the first six months of 2017, primarily due to to an increase in accretion of the loan purchase discount into loan interest income from the acquisitions.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 9 basis points for the first six months of 2018, compared to the first six months of 2017.  The yield on the purchased residential loans was 2.72% for the first six months of 2018, compared to 2.66% for the first six months of 2017.  The yield on the purchased CRE loans was 3.55% for the first six months of 2018, compared to 3.50% for the first six months of 2017.

Net interest income before the provision for loan losses increased 21% to $30.2 million for the second quarter of 2018, compared to $24.9 million for the second quarter of 2017. Net interest income increased 16% to $56.5 million for the six months ended June 30, 2018, compared to $48.8 million for the six months ended June 30, 2017. Net interest income increased for the second quarter of 2018 and the first six months of 2018, compared to the respective periods in 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to modest organic loan growth.

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

There was a $7.2 million provision for loan losses for the second quarter of 2018, compared to a ($46,000)  credit to provision for loan losses for the second quarter of 2017. For the six months ended June 30, 2018, there was a $7.7 million provision for loan losses compared to a $275,000 provision for loan losses for the six months ended June 30, 2017. The increase in the provision for loan losses for the second quarter of 2018 and first six months of 2018 was primarily due to the $6.1 million specific reserve on the $22.9 million lending relationship. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses”.

The allowance for loan losses totaled $26.7 million, or 1.36% of total loans at June 30, 2018, compared to $19.4 million, or 1.24% of total loans at June 30, 2017, and $19.7 million, or 1.24% of total loans at December 31, 2017. Net charge-offs totaled $673,000 for the second quarter of 2018, compared to net recoveries of $308,000 for the second quarter of 2017, and net recoveries of $201,000 for the fourth quarter of 2017. The allowance for loan losses to total nonperforming loans decreased to 100.45% at June 30, 2018, compared to 614.22% at June 30, 2017, and 791.07% at December 31, 2017, primarily due to the $22.9 million lending relationship that was placed on nonaccrual during the second quarter of 2018 and the Tri-Valley and United American acquisitions.  The loans acquired from Tri-Valley and United American are included in total loans; however, there was minimal allowance for loan losses attributed to these loans at June 30, 2018 because upon acquisition they were marked to fair value.

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	June 30,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$972	$801	$171	21%
Increase in cash surrender value of life insurance	237	420	(183)	(44)%
Gain on sales of SBA loans	80	164	(84)	(51)%
Servicing income	189	205	(16)	(8)%
Gain on sales of securities	179	—	179	N/A
Other	1,123	703	420	60%
Total	$2,780	$2,293	$487	21%

			Increase
	Six Months Ended		(decrease)
	June 30,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,874	$1,541	$333	22%
Increase in cash surrender value of life insurance	600	842	(242)	(29)%
Gain on sales of SBA loans	315	488	(173)	(35)%
Servicing income	370	490	(120)	(24)%
Gain (loss) on sales of securities	266	(6)	272	4,533%
Other	1,550	1,233	317	26%
Total	$4,975	$4,588	$387	8%

Total noninterest income increased to $2.8 million for the second quarter of 2018, compared to $2.3 million for the second quarter of 2017.  For the six months ended June 30, 2018, noninterest income increased to $5.0 million, compared to $4.6 million for the six months ended June 30, 2017.  The increase in noninterest income for the second quarter of 2018 and first six months of 2018, was primarily due to a $377,000 legal settlement recovery.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended June 30, 2018, SBA loan sales resulted in a $80,000 gain, compared to a $164,000 gain on sales of SBA loans for the three months ended June 30, 2017. For the six months ended June 30, 2018, SBA loan sales resulted in a $315,000 gain, compared to a $488,000 gain on sale of SBA loans for the six months ended June 30, 2017.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits (1)	$14,806	$9,209	$5,597	61%
Occupancy and equipment	1,262	1,216	46	4%
Professional fees	(289)	673	(962)	(143)%
Acquisition and integration related costs	4,821	—	4,821	N/A
Data processing	622	286	336	117%
Software subscriptions	599	441	158	36%
Amortization of intangible assets	464	442	22	5%
Insurance expense	399	370	29	8%
Other	2,178	2,617	(439)	(17)%
Total	$24,862	$15,254	$9,608	63%

(1)	Salaries and employee benefits included severance and retention expense of $3.4 million related to the Tri-Valley and United American acquisitions for the second quarter of 2018.

			Increase
	Six Months Ended		(Decrease)
	June 30,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits (1)	$24,583	$18,695	$5,888	31%
Occupancy and equipment	2,368	2,284	84	4%
Professional fees	395	1,744	(1,349)	(77)%
Acquisition and integration related costs	5,436	—	4,767	N/A
Software subscriptions	1,192	858	334	39%
Data processing	976	669	307	46%
Insurance expense	806	722	84	12%
Amortization of intangible assets	705	787	(82)	(10)%
Other	4,391	4,823	(432)	(9)%
Total	$40,852	$30,582	$9,601	34%

(1)	Salaries and employee benefits included severance and retention expense of $3.4 million related to the Tri-Valley and United American acquisitions for the six months of 2018.

Salaries and employee benefits included severance and retention expense of $3.4 million related to the Tri-Valley and United American acquisitions for the first six months of 2018.

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	Three Months Ended June 30,
		Percent of		Percent of
	2018	Total	2017	Total
	(Dollars in thousands)
Salaries and employee benefits (1)	$14,806	60%	$9,209	60%
Occupancy and equipment	1,262	5%	1,216	8%
Professional fees	(289)	(1)%	673	4%
Acquisition and integration related costs	4,821	19%	—	0%
Data processing	622	2%	286	2%
Software subscriptions	599	2%	441	3%
Amortization of intangible assets	464	2%	442	3%
Insurance expense	399	2%	370	3%
Other	2,178	9%	2,617	17%
Total	$24,862	100%	$15,254	100%

(1)	Salaries and employee benefits included severance and retention expense of $3.4 million related to the Tri-Valley and United American acquisitions for the second quarter of 2018.

	For the Six Months Ended June 30,
	2018		2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits (1)	$24,583	60%	$18,695	61%
Occupancy and equipment	2,368	6%	2,284	7%
Professional fees	395	1%	1,744	6%
Acquisition and integration related costs	5,436	13%	—	0%
Software subscriptions	1,192	3%	858	3%
Data processing	976	2%	669	2%
Insurance expense	806	2%	722	2%
Amortization of intangible assets	705	2%	787	3%
Other	4,391	11%	4,823	16%
Total	$40,852	100%	$30,582	100%

(1)	Salaries and employee benefits included severance and retention expense of $3.4 million related to the Tri-Valley and United American acquisitions for the six months of 2018.

Total noninterest expense for the second quarter of 2018 was $24.9 million, compared to $15.3 million for the second quarter of 2017.  Noninterest expense for the six months ended June 30, 2018 was $40.9 million, compared to $30.6 million for the six months ended June 30, 2017. The increase in noninterest expense in the second quarter of 2018 and the first six months of 2018, compared to the respective periods in 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional operating costs of Tri-Valley and United American, partially offset by lower professional fees.  Other noninterest expense included pre-tax acquisition and integration costs of $4.8 million and $5.4 million for the second quarter of 2018 and first six months of 2018, respectively. In addition, salaries and employee benefits included severance and retention expense of $3.4 million related to the Tri-Valley and United American acquisitions for the second quarter of 2018 and first six months of 2018.  Professional fees decreased to ($289,000) for the second quarter of 2018, compared to $673,000 for the second quarter of 2017, primarily due to the recovery of $922,000 of professional fees from a legal settlement in the second quarter of 2018. Full time equivalent employees were 303, 269, and 278 at June 30, 2018, June 30, 2017, and December 31, 2017, respectively.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Effective income tax rate	(3.5)%	38.0%	24.8%	37.8%

The Company’s income tax benefit for the second quarter of 2018 was ($31,000), compared income tax expense of $4.6 million for the second quarter of 2017.  The effective tax rate for the second quarter of 2018 decreased compared to the second quarter of 2017, primarily due to lower pre-tax income in the second quarter of 2018, resulting in a year-to-date tax adjustment and a lower federal corporate tax rate for the second quarter of 2018.  On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  Income tax expense for the six months ended June 30, 2018 was $3.2 million, compared to $8.5 million for the six months ended June 30, 2017.

The difference in the effective tax rate for the periods reported compared to the combined Federal and state statutory tax rate of 29.6% for the second quarter of 2018 and the first six months of 2018, and 42% for the second quarter of 2017 and first six months of 2017, is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships (net of low income housing investment losses), and tax-exempt interest income earned on municipal bonds.

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to net income tax expense of ($183,000) for the second quarter of 2018, compared to income tax expense of $60,000 for the second quarter of 2017, and a reduction to income tax expense of ($293,000) for the first six months of 2018, compared to ($52,000) for the first six months of 2017.

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

The Company had net deferred tax assets of $27.9 million at June 30, 2018, and $16.2 million at December 31, 2017. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets June 30, 2018, June 30, 2017, and December 31, 2017 will be fully realized in future years.

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

	Three Months Ended June 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$28,625	$3,355	$31,980
Intersegment interest allocations	376	(376)	—
Total interest expense	1,816	—	1,816
Net interest income	27,185	2,979	30,164
Provision for loan losses	7,141	57	7,198
Net interest income after provision	20,044	2,922	22,966
Noninterest income	2,531	249	2,780
Noninterest expense (2)	23,301	1,561	24,862
Intersegment expense allocations	227	(227)	—
Income before income taxes	(499)	1,383	884
Income tax (benefit) expense	(440)	409	(31)
Net (loss) income	$(59)	$974	$915

Total assets	$3,044,221	$78,986	$3,123,207
Loans, net of deferred fees	$1,893,147	$63,486	$1,956,633
Goodwill	$71,373	$13,044	$84,417

________________________________________

(1)Includes the holding company’s results of operations

(2)The banking segment’s noninterest expense includes acquisition costs of $8,214,000

________________________________________

	Three Months Ended June 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$23,372	$2,735	$26,107
Intersegment interest allocations	242	(242)	—
Total interest expense	1,174	—	1,174
Net interest income	22,440	2,493	24,933
Provision for loan losses	(46)	—	(46)
Net interest income after provision	22,486	2,493	24,979
Noninterest income	1,937	356	2,293
Noninterest expense	13,424	1,830	15,254
Intersegment expense allocations	129	(129)	—
Income before income taxes	11,128	890	12,018
Income tax expense	4,196	373	4,569
Net income	$6,932	$517	$7,449

Total assets	$2,676,599	$56,301	$2,732,900
Loans, net of deferred fees	$1,523,928	$42,396	$1,566,324
Goodwill	$32,620	$13,044	$45,664

(1) Includes the holding company’s results of operations

	Six Months Ended June 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$53,356	$6,501	$59,857
Intersegment interest allocations	703	(703)	—
Total interest expense	3,345	—	3,345
Net interest income	50,714	5,798	56,512
Provision (credit) for loan losses	7,629	75	7,704
Net interest income after provision	43,085	5,723	48,808
Noninterest income	4,617	358	4,975
Noninterest expense (2)	37,768	3,084	40,852
Intersegment expense allocations	402	(402)	—
Income before income taxes	10,336	2,595	12,931
Income tax expense	2,440	767	3,207
Net income	$7,896	$1,828	$9,724

Total assets	$3,044,221	$78,986	$3,123,207
Loans, net of deferred fees	$1,893,147	$63,486	$1,956,633
Goodwill	$71,373	$13,044	$84,417

________________________________________

(1)Includes the holding company’s results of operations

(2)The banking segment’s noninterest expense includes acquisition costs of $8,829,000

________________________________________

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

(1) Includes the holding company’s results of operations

Banking.  Our banking segment’s net loss was $59,000 for the three months ended June 30, 2018, compared to net income of $6.9 million for the three months ended June 30, 2017. The banking segment’s earnings for the second quarter of 2018 and for the first six months of 2018, compared to the comparable periods in 2017, were negatively impacted by merger-related costs of $8.2 million and $8.8 million, respectively, associated with the acquisitions of Tri-Valley Bank and United American Bank, as well as a $6.1 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. These costs were partially offset by a $1.3 million legal settlement recovery. The increase in net interest income for the three and six months ended June 30, 2018, compared to the comparable periods in 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions. The increase in the provision for loan losses for the second quarter of 2018 and first six months of 2018, compared to the comparable periods in 2017, was primarily due to the $6.1 million specific reserve on the $22.9 million lending relationship.  The increase in noninterest income for the second quarter of 2018 and first six months of 2018, compared to the comparable periods in 2017, was primarily due to a legal settlement recovery.  The Company received $1.3 million proceeds from a legal settlement during the second quarter of 2018, of which $377,000 was recorded in other noninterest income, and $922,000 was credited to professional fees for recaptured legal fees previously paid by the Company. The increase in noninterest expense for the three months and six months ended June 30, 2018 compared to the comparable periods in 2017, was primarily due to costs related to the merger transacations and higher salaries and employee benefits, as a result of annual salary increases, and additional operating costs of Tri-Valley and United American, partially offset by lower professional fees.  Other noninterest expense included pre-tax acquisition and integration costs of $4.8 million and $5.4 million for the second quarter of 2018 and first six months of 2018, respectively. In addition, salaries and employee benefits included severance and retention expense of $3.4 million related to the Tri-Valley and United American acquisitions for the second quarter of 2018 and first six months of 2018.  Professional fees decreased for the second quarter of 2018, and first six months of 2018, primarily due to the recovery of $922,000 of professional fees from a legal settlement in the second quarter of 2018.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 34 days for the six months of 2018, compared to 36 days for the six months ended June 30, 2017. Net interest income increased for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to a higher average balance of factored receivables.  For the six months ended June 30, 2018, net interest income increased compared to the six months ended June 30, 2017, primarily due to an increase in the average yield on the factored receivables portfolio, and an increase in the average balance of factored receivables outstanding.

FINANCIAL CONDITION

As of June 30, 2018, total assets increased to $3.12 billion, compared to $2.73 billion at June 30, 2017. The increase in total assets at June 30, 2018 was primarily due to the Tri-Valley and United American acquisitions.  Tri-Valley added $117.4 million in loans, at fair value, and $92.7 in deposits, at fair value, at June 30, 2018.  United American added $7.4 million in investment securities available-for-sale, at fair value, $209.3 million in loans, at fair value, and $273.7 million in deposits, at fair value, at June 30, 2018.

Securities available‑for‑sale, at fair value, were $335.9 million at June 30, 2018, a decrease of 9% from $369.9 million at June 30, 2017, and a decrease of 14% from $391.9 million at December 31, 2017. Securities held‑to‑maturity, at amortized cost, were $388.6 million at June 30, 2018, an increase of 6% from $368.3 million at June 30, 2017, and a decrease of 2% from $398.3 million at December 31, 2017. Total loans, excluding loans held‑for‑sale, increased $390.3 million, or 25%, to $1.96 billion at June 30, 2018, compared to $1.57 billion at June 30, 2017,  which included $209.3 million in loans from United American, at fair value, $117.4 million in loans from Tri-Valley, at fair value, and an increase of $72.9 million, or 5% in the Company’s legacy portfolio, partially offset by a decrease of $8.0  million in purchased residential mortgage loans. Loans increased 24% at June 30, 2018, compared to $1.58 billion at December 31, 2017, which included $209.3 million in loans from United American, $117.4 million in loans from Tri-Valley, and an increase of $51.8 million, or 3% in the Company’s legacy portfolio, partially offset by a decrease of $3.8 million in purchased residential mortgages.

Total deposits increased $308.9 million, or 13%, to $2.68 billion at June 30, 2018, compared to $2.37 billion at June 30, 2017, which included $273.7 million in deposits from United American, $92.7 million in deposits from Tri-Valley, and an increase of $7.5 million in the Company’s legacy deposits, partially offset by the maturity of $65.1 million State of California certificates of deposits. Total deposits increased $200.6 million, or 8%, at June 30, 2018 from $2.48 billion at December 31, 2017, which included $273.7 million in deposits from United American, and $92.7 million in deposits from Tri-Valley, partially offset by a decrease of $100.7 million in the Company’s legacy deposits, of which $46.0 million were real estate exchange balances, and the maturity of $65.1 million State of California certificates of deposit.

Deposits, excluding all time deposits and CDARS deposits, increased $355.9 million, or 16%, to $2.51 billion at June 30, 2018, compared to $2.16 billion at June 30, 2017, which included $237.5 million of deposits added from United

American, $83.0 million of deposits added from Tri-Valley, and an increase of $35.4 million, or 2%, in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $237.3 million, or 10%, compared to $2.28 billion at December 31, 2017, which included $237.5 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, partially offset by a decrease of $83.1 million, or (4%), in the Company’s legacy deposits, of which $46.0 million were real estate exchange balances.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$328,505	$353,026	$374,733
U.S. Government sponsored entities	7,418	—	—
Trust preferred securities	—	16,875	17,119
Total	$335,923	$369,901	$391,852
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$300,690	$278,340	$309,616
Municipals — exempt from Federal tax	87,913	89,926	88,725
	$388,603	$368,266	$398,341

The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2018:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$207,798	2.22%	$120,707	2.45%	$—	—	$328,505	2.30%
U.S. Government sponsored entities	—	—	7,418	2.65%	—	—	—	—	7,418	2.65%
Total	$—	—	$215,216	2.23%	$120,707	2.45%	$—	—	$335,923	2.31%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$171,130	1.97%	$98,387	2.38%	$31,173	3.13%	$300,690	2.22%
Municipals — exempt from Federal tax (1)	5,146	3.39%	23,780	3.30%	17,458	3.22%	41,529	3.16%	87,913	3.22%
Total	$5,146	3.39%	$194,910	2.13%	$115,845	2.51%	$72,702	3.15%	$388,603	2.45%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The Company’s portfolio may include: (i) U.S. Treasury securities and U.S. Government sponsored entities’ debt securities for liquidity and pledging; (ii) mortgage‑backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; (iv) single entity issue trust preferred securities, which generally enhance the yield on the portfolio; (v) corporate bonds, which also enhance the yield on the portfolio; (vi) money market mutual funds; (vii)

certificates of deposit; (viii) commercial paper; (ix) bankers acceptances; (x) repurchase agreements; (xi) collateralized mortgage obligations; and (xii) asset-backed securities.

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

The investment securities available‑for‑sale portfolio, at fair value, totaled $335.9 million at June 30, 2018, a decrease of 9% from $369.9 million at June 30, 2017, and a decrease of 14% from $391.9 million at December 31, 2017. At June 30, 2018, the Company’s securities available-for-sale portfolio was comprised of $328.5 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities) and $7.4 million U.S. Government sponsored entities debt securities. The pre-tax unrealized loss on securities available-for-sale at June 30, 2018 was ($10.8) million, compared to a pre-tax unrealized gain on securities available-for-sale of $472,000 at June 30, 2017, and a pre-tax unrealized loss on securities available-for-sale of ($1.5) million at December 31, 2017.  All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio. Investment securities available-for-sale acquired from United American totaled $63.7 million, at fair value, on May 4, 2018.  Subsequent to closing, the Company sold $55.4 million of these securities, for a gain on sale of securities of $179,000 in the second quarter of 2018.

At June 30, 2018, investment securities held‑to‑maturity, at amortized cost, totaled $388.6 million, an increase of 6% from $368.3 million at June 30, 2017, and a decrease of 2% from $398.3 million at December 31, 2017. At June 30, 2018, the Company’s securities held-to-maturity portfolio was comprised of $300.7 million agency mortgage-backed securities, and $87.9 million tax-exempt municipal bonds.   During the second quarter of 2018, the Company purchased $6.3 million of agency mortgage-backed securities held-to-maturity, with a weighted average book yield of 3.39%, and a weighted average duration of 6.79 years.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 63% of total assets at June 30, 2018, represented 57% at June 30, 2017, and represented 56% at December 31, 2017. The ratio of loans to deposits was 72.91% at June 30, 2018, compared to 65.96% at June 30, 2017, and 63.74% at December 31, 2017.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2018		June 30, 2017		December 31, 2017
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$609,468	31%	$610,658	39%	$573,296	36%
Real estate:
CRE	1,030,884	53%	731,537	47%	772,867	49%
Land and construction	128,891	6%	82,873	5%	100,882	6%
Home equity	121,278	6%	79,930	5%	79,176	5%
Residential mortgages	54,367	3%	48,732	3%	44,561	3%
Consumer	12,060	1%	13,360	1%	12,395	1%
Total Loans	1,956,948	100%	1,567,090	100%	1,583,177	100%
Deferred loan fees, net	(315)	—	(766)	—	(510)	—
Loans, net of deferred fees	1,956,633	100%	1,566,324	100%	1,582,667	100%
Allowance for loan losses	(26,664)		(19,397)		(19,658)
Loans, net	$1,929,969		$1,546,927		$1,563,009

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 68% of its gross loans were secured by real property at June 30, 2018, compared to 60% at June 30, 2017 and 63% at December 31, 2017. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the second quarter and six months ended June 30, 2018, loans were sold resulting in a gain on sales of SBA loans of $80,000, and $315,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 34 days for the first six months of 2018, compared to 36 days for the first six months of 2017. The balance of the purchased receivables was $63.5 million at June 30, 2018, compared to $42.4 million at June 30, 2017, and $48.8 million at December 31, 2017.

The commercial loan portfolio decreased $1.2 million to $609.5 million at June 30, 2018, from $610.7 million at June 30, 2017, which included a decrease of $30.9 million in the Company’s legacy portfolio, partially offset by $18.7 million of loans added from United American, and $11.0 million of loans added from Tri-Valley.  The commercial loan portfolio increased $36.2 million from $573.3 million at December 31, 2017, which included $18.7 million of loans added from United American, $11.0 million of loans added from Tri-Valley, and an increase of $6.5 million, or 1%, in the Company’s legacy portfolio. C&I usage was 37% at June 30, 2018, and December 31, 2017, compared to 40% at June 30, 2017.

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

The CRE loan portfolio increased $299.3 million, or 41%, to $1.03 billion at June 30, 2018, compared to $731.5 million at June 30, 2017, which included $140.3 million of loans added from United American, $94.6 million of loans added from Tri-Valley, and an increase of $65.8 million, or 9%, in the Company’s legacy portfolio, partially offset by a decrease of $1.4 million in purchased CRE loans.  The CRE loan portfolio increased $258.0, or 33%, from $772.9 million at December 31, 2017, which included $140.3 million of loans added from United American, $94.6 million of loans added from Tri-Valley, and an increase of $23.9 million, or 3% in the Company’s legacy portfolio.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $46.0 million, or 56%, to $128.9 million at June 30, 2018, compared to $82.9 million at June 30, 2017, and increased $28.0 million, or 28%, from $100.9 million at December 31, 2017, primarily due to organic growth and $1.4 million of loans added from United American.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $41.3 million, or 52%, to $121.3 million at June 30, 2018, compared to $79.9 million at June 30, 2017, which included $34.6 million of loans added from United American, and $11.8 million of loans added from Tri-Valley, partially offset by a decrease of $5.1 million in the Company’s legacy portfolio.  Home equity lines of credit increased $42.1 million, or 53%, compared to $79.2 million at December 31, 2017, which included $34.6 million of loans added from United American, and $11.8 million of loans added from Tri-Valley, partially offset by a decrease of $4.4 million in the Company’s legacy portfolio.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $58.3 million and $97.2 million at June 30, 2018, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of June 30, 2018. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2018, approximately 52% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$484,069	97,558	27,841	$609,468
Real estate:
CRE	132,762	442,530	455,592	1,030,884
Land and construction	120,406	7,468	1,017	128,891
Home equity	112,353	5,030	3,895	121,278
Residential mortgages	1,462	5,051	47,854	54,367
Consumer	11,908	137	15	12,060
Loans	$862,960	$557,774	$536,214	$1,956,948

Loans with variable interest rates	$762,920	166,501	85,838	$1,015,259
Loans with fixed interest rates	100,040	391,273	450,376	941,689
Loans	$862,960	$557,774	$536,214	$1,956,948

Loan Servicing

As of June 30, 2018 and 2017, $118.8 million and $148.4 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning of period balance	$1,224	$1,758	$1,373	$1,854
Additions	20	40	76	118
Amortization	(179)	(244)	(384)	(418)
End of period balance	$1,065	$1,554	$1,065	$1,554

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2018 and 2017, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning of period balance	$945	$1,045	$968	$1,067
Unrealized holding loss	(26)	(17)	(49)	(39)
End of period balance	$919	$1,028	$919	$1,028

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $9.2 million and $6.9 million at June 30, 2018 and December 31, 2017, respectively, of which $1.5 million and $1.4 million were on nonaccrual. At June 30, 2018, there were also $24.5 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2017, there were also $840,000 loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$26,034	$2,987	$2,250
Restructured and loans 90 days past due and
still accruing	511	171	235
Total nonperforming loans	26,545	3,158	2,485
Foreclosed assets	—	183	—
Total nonperforming assets	$26,545	$3,341	$2,485

Nonperforming assets as a percentage of loans
plus foreclosed assets	1.36%	0.21%	0.16%
Nonperforming assets as a percentage of total assets	0.85%	0.12%	0.09%

Nonperforming assets were $26.5 million, or 0.85% of total assets, at June 30, 2018, compared to $3.3 million, or 0.12% of total assets, at June 30, 2017, and $2.5 million, or 0.09% of total assets, at December 31, 2017. There were no foreclosed assets at June 30, 2018, and December 31, 2017, compared to $183,000 at June 30, 2017.

The following table presents nonperforming loans by class at the dates indicated:

	June 30, 2018			December 31, 2017
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$19,882	$286	$20,168	$1,250	$235	$1,485
Real estate:
CRE	5,801	—	5,801	501	—	501
Land and construction	—	—	—	119	—	119
Home equity	351	225	576	379	—	379
Consumer	—	—	—	1	—	1
Total	$26,034	$511	$26,545	$2,250	$235	$2,485

Loans with a well‑defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard‑nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, was $32.3 million at June 30, 2018, $7.3 million at June 30, 2017, and $25.1 million at December 31, 2017. The increase in classified loans at June 30, 2018 was primarily due to loans associated with a lending relationship that was moved to classified loans, which totaled

$22.9 million at June 30, 2018, compared to $12.5 million at December 31, 2017.  Loans held‑for‑sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	June 30, 2018			June 30, 2017			December 31, 2017
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$583,809	$25,659	$609,468	$605,145	$5,513	$610,658	$554,913	$18,383	$573,296
Real estate:
CRE	1,024,855	6,029	1,030,884	730,832	705	731,537	766,988	5,879	772,867
Land and construction	128,891	—	128,891	82,684	189	82,873	100,763	119	100,882
Home equity	120,702	576	121,278	79,036	894	79,930	78,486	690	79,176
Residential mortgages	54,367	—	54,367	48,732	—	48,732	44,561	—	44,561
Consumer	12,060	—	12,060	13,359	1	13,360	12,394	1	12,395
Total	$1,924,684	$32,264	$1,956,948	$1,559,788	$7,302	$1,567,090	$1,558,105	$25,072	$1,583,177

Classified assets were $32.3 million, or 1.03% of total assets, at June 30, 2018, compared to $7.5 million, or 0.27% of total assets, at June 30, 2017 and $25.1 million, or 0.88% of total assests at December 31, 2017. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Six Months Ended June 30, 2018
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2018	$309	$16	$325
Additions	350	99	449
Principal repayments	(8)	(16)	(24)
Balance at June 30, 2018	$651	$99	$750

	Six Months Ended June 30, 2017
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2017	$131	$1	$132
Principal repayments	(11)	—	(11)
Balance at June 30, 2017	$120	$1	$121

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,165	$8,858	$116	$20,139
Charge-offs	(870)	—	—	(870)
Recoveries	175	22	—	197
Net (charge-offs) recoveries	(695)	22	—	(673)
Provision for loan losses	7,052	140	6	7,198
End of period balance	$17,522	$9,020	$122	$26,664
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.15%	0.00%	0.00%	0.15%
Allowance for loan losses to total loans (1)	0.89%	0.46%	0.01%	1.36%
Allowance for loan losses to nonperforming loans	66.01%	33.98%	0.46%	100.45%

	Three Months Ended June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,252	$7,743	$140	$19,135
Charge-offs	(1,702)	—	—	(1,702)
Recoveries	1,122	888	—	2,010
Net (charge-offs) recoveries	(580)	888	—	308
Provision (credit) for loan losses	587	(649)	16	(46)
End of period balance	$11,259	$7,982	$156	$19,397
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.16%	(0.24)%	0.00%	(0.08)%
Allowance for loan losses to total loans (1)	0.72%	0.51%	0.01%	1.24%
Allowance for loan losses to nonperforming loans	356.52%	252.76%	4.94%	614.22%

	Six Months Ended June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(1,115)	—	—	(1,115)
Recoveries	332	85	—	417
Net (charge-offs) recoveries	(783)	85	—	(698)
Provision (credit) for loan losses	7,697	(15)	22	7,704
End of period balance	$17,522	$9,020	$122	$26,664
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.09%	(0.01)%	0.00%	0.08%
Allowance for loan losses to total loans (1)	0.89%	0.46%	0.01%	1.36%
Allowance for loan losses to nonperforming loans	66.01%	33.98%	0.46%	100.45%

(1)	Average loans and total loans exclude loans held‑for‑sale.

	Six Months Ended June 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,068)	—	—	(2,068)
Recoveries	1,172	929	—	2,101
Net (charge-offs) recoveries	(896)	929	—	33
Provision (credit) for loan losses	1,499	(1,274)	50	275
End of period balance	$11,259	$7,982	$156	$19,397
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.12%	(0.13)%	0.00%	(0.01)%
Allowance for loan losses to total loans (1)	0.72%	0.51%	0.01%	1.24%
Allowance for loan losses to nonperforming loans	356.52%	252.76%	4.94%	614.22%

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

Allocation of Allowance for Loan Losses

	June 30,
	2018		2017		December 31, 2017
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$17,522	31%	$11,259	39%	$10,608	36%
Real estate:
CRE	5,826	53%	5,046	47%	5,909	49%
Land and construction	1,743	6%	1,166	5%	1,441	6%
Home equity	1,271	6%	1,484	5%	1,390	5%
Residential mortgages	180	3%	286	3%	210	3%
Consumer	122	1%	156	1%	100	1%
Total	$26,664	100%	$19,397	100%	$19,658	100%

The allowance for loan losses totaled $26.7 million, or 1.36% of total loans at June 30, 2018, compared to $19.4 million, or 1.24% of total loans at at June 30, 2017, and $19.7 million, or 1.24% of total loans at December 31, 2017. The Company had net chargeoffs of $673,000, or 0.15% of average loans, for the second quarter of 2018, compared to net recoveries of ($308,000), or (0.08%) of average loans, for the second quarter of 2017, and net recoveries of ($201,000), or (0.05)% of average loans, for the fourth quarter of 2017.

The allowance for loan losses related to the commercial portfolio increased $6.9 million, at June 30, 2018 from December 31, 2017, primarily due to a provision for loan losses of $7.7 million resulting from the $6.1 million specific reserve for the $22.9 million lending relationship, and net charge‑offs of $783,000. The allowance for loan losses related to the real estate portfolio increased $70,000 at June 30, 2018 from December 31, 2017, due to net recoveries of $85,000, resulting in a credit provision for loan losses of $15,000.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $84.4 million at June 30, 2018, which consisted of, $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, and $24.9 million related to the United American acquisition.  Total goodwill was $45.6 million at December 31, 2017, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

On April 6, 2018, the Company completed its acquisition of Tri-Valley for a transaction value of $32.3 million. At closing the Company issued 1,889,613 shares of the Company’s common stock with an aggregate market value of $30.7 million on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 0.0489 of a share of the Company’s common stock for each outstanding share of Tri-Valley common stock. In addition, at closing the Company paid cash to the holder of a stock warrant and holders of outstanding stock options and related fees and fractional shares totaling $1.6 million. The Company recorded goodwill of $13.8 million for the Tri-Valley acquisition.

On May 4, 2018, the Company completed its acquisition of United American for a transaction value of $56.4 million.  At closing the Company issued 2,826,032 shares of the Company’s common stock with an aggregate market value of $47.3 million on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 2.1644 of a share of the Company’s common stock for each outstanding share of United American common stock and each common stock equivalent underlying the United American Series D Preferred Stock and Series E Preferred Stock. The shareholders of the United American Series A Preferred Stock and the Series B Preferred Stock received $1,000 cash for each share totaling $8.7 million and $435,000, respectively.  In addition, the Company paid $2,000 in cash for fractional shares, for total cash consideration of $9.1 million.  The Company recorded goodwill of $24.9 million for the United American acquisition.

The Company completed its annual goodwill impairment analysis as of November 30, 2017 with the assistance of an independent valuation firm.  No events or circumstances since the November 30, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists

Other intangible assets were $12.3 million at June 30, 2018, compared to $5.6 million at December 31, 2017.  A customer relationship and brokered relationship, and intangible assets arising from the acquisition of Bay View Funding were $1.2 million at June 30, 2018 and $1.3 million at December 31, 2017, net of accumulated amortization. The below market lease and non-compete intangible assets were fully amortized at December 31, 2017.  The core deposit intangible assets arising from the acquisition of Focus was $3.9 million at June 30, 2018 and $4.3 million at December 31, 2017, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the Tri-Valley acquisition were $1.9 million at June 30, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the United American acquisition were $5.3 million at June 30, 2018, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2018		June 30, 2017		December 31, 2017
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,002,053	37%	$948,774	40%	$989,753	40%
Demand, interest-bearing	683,805	25%	573,699	24%	601,929	24%
Savings and money market	827,304	31%	634,802	27%	684,131	27%
Time deposits — under $250	72,030	3%	54,129	2%	51,710	2%
Time deposits — $250 and over	81,379	3%	147,242	6%	138,634	6%
CDARS — interest-bearing demand,
money market and time deposits	17,048	1%	16,085	1%	16,832	1%
Total deposits	$2,683,619	100%	$2,374,731	100%	$2,482,989	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at June 30, 2018, and 3% at June 30, 2017, and December 31, 2017.

Total deposits increased $308.9 million, or 13%, to $2.68 billion at June 30, 2018, compared to $2.37 billion at June 30, 2017, which included $273.7 million in deposits from United American, $92.7 million in deposits from Tri-Valley, and an increase of $7.5 million in the Company’s legacy deposits, partially offset by the maturity of $65.1 million State of California certificates of deposits.  Total deposits increased $200.6 million, or 8%, at June 30, 2018, from to $2.48 billion at December 31, 2017, which included $273.7 million in deposits from United American, and $92.7 million in deposits from Tri-Valley, partially offset by a decrease of $100.7 million in the Company’s legacy deposits, of which $46.0 million were real estate exchange balances, and the maturity of $65.1 million State of California certificates of deposits.

Deposits, excluding all time deposits and CDARS deposits, increased $355.9 million, or 16%, to $2.51 billion at June 30, 2018, compared to $2.16 billion at June 30, 2017, which included $237.5 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, and an increase of $35.4 million, or 2%, in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $237.3 million, or 10%, compared to $2.28 billion at December 31, 2017, which included $237.5 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, partially offset by a decrease of $83.1 million, or (4%), in the Company’s legacy deposits, of which $46.0 million were real estate exchange balances.

Time deposits of $250,000 and over decreased $65.8 million, or (45%), to $81.4 million at June 30, 2018, compared to $147.2 million at June 30, 2017, which included the maturity of $65.1 million State of California certificates of deposits, and a decrease of $21.8 million, or (27%), in the Company’s legacy deposits, partially offset by $16.7 million of deposits added from United American, and $4.3 million of deposits added from Tri-Valley.  Time deposits of $250,000 and over decreased $57.3 million, or (41%), compared to $138.6 million at December 31, 2017, which included $16.7 million of deposits added from United American, and $4.3 million of deposits added from Tri-Valley, partially offset by a decrease of $13.1 million, or (18%), in the Company’s legacy deposits, and the maturity of $65.1 million State of California certificates of deposits.

At June 30, 2018, the Company had  no certificates of deposits from the State of California. At June 30, 2017, the Company had $74.7 million (at fair value) of securities pledged for $65.1 million in certificates of deposits from the State of California. At December 31, 2017, the Company had $72.5 million (at fair value) of securities pledged for $65.1 million in certificates of deposits from the State of California.

At June 30, 2018, the $17.0 million CDARS deposits were comprised of $11.8 million of interest-bearing demand deposits, $1.6 million of money market accounts and $3.6 million of time deposits. At June 30, 2017, the $16.1 million CDARS deposits were comprised of $9.7 million of interest-bearing demand deposits, $3.4 million of money market accounts and $3.0 million of time deposits. At December 31, 2017, the $16.8 million CDARS deposits were comprised of $10.9 million of interest-bearing demand deposits, $1.7 million of money market accounts and $4.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of June 30, 2018:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$26,896	32%
Over three months through six months	24,967	29%
Over six months through twelve months	25,943	31%
Over twelve months	7,189	8%
Total	$84,995	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Return on average assets	0.12%	1.12%	0.67%	1.07%
Return on average tangible assets	0.12%	1.14%	0.69%	1.10%
Return on average equity	1.11%	11.25%	6.52%	10.74%
Return on average tangible equity	1.49%	14.00%	8.43%	13.41%
Average equity to average assets ratio	10.87%	9.94%	10.35%	9.99%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $775.3 million at June 30, 2018, compared to $660.3 million at June 30, 2017, and $687.4 million at December 31, 2017. Unused commitments represented 40% outstanding gross loans at June 30, 2018, 42% at June 30, 2017, and 43% at December 31, 2017.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	June 30,
	2018		2017		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to
make loans	$140,845	$619,896	$17,738	$626,975	$102,505	$570,190
Standby letters of credit	3,693	10,901	4,494	11,106	3,972	10,715
	$144,538	$630,797	$22,232	$638,081	$106,477	$580,905

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 72.91% at June 30, 2018, compared to 65.96% at June 30, 2017, and 63.74% at December 31, 2017.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. HBC had no overnight borrowings from the FHLB at June 30, 2018, June 30, 2017, and December 31, 2017. HBC had $238.6 million of loans pledged to the FHLB as collateral on an available line of credit of $187.1 million at June 30, 2018, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $578.5 million of loans pledged to the FRB as collateral on an available line of credit of $357.0 million at June 30, 2018, none of which was outstanding.

At June 30, 2018, HBC had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at June 30, 2018, June 30, 2017, and December 31, 2017.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2018.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at June 30, 2018, June 30, 2017, and December 31, 2017.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points. Interest on the Subordinated Debt is payable semi-annually on June 1 and December 1 of each year through June 1, 2022 and quarterly thereafter on March 1, June 1, September 1 and December 1 of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The Subordinated Debt, net of unamortized costs totaled $39.3 million at June 30, 2018 and $39.2 million at December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank. The Company down streamed $20.0 million of the proceeds to HBC during the second quarter of 2017.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2018	2017	2017
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$257,349	$223,123	$229,258
Additional Tier 1 capital	—	—	—
Tier 1 Capital	257,349	223,123	229,258
Tier 2 Capital	66,639	59,191	59,496
Total risk-based capital	$323,988	$282,314	$288,754

Risk-weighted assets	$2,405,712	$1,964,399	$2,003,652
Average assets for capital purposes	$2,952,694	$2,618,392	$2,873,978

Capital ratios:
Total risk-based capital	13.5%	14.4%	14.4%
Tier 1 risk-based capital	10.7%	11.4%	11.4%
Common equity Tier 1 risk-based capital	10.7%	11.4%	11.4%
Leverage(1)	8.7%	8.5%	8.0%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2018	2017	2017
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$273,271	$238,724	$244,790
Additional Tier 1 capital	—	—	—
Tier 1 Capital	273,271	238,724	244,790
Tier 2 Capital	27,364	20,072	20,312
Total risk-based capital	$300,635	$258,796	$265,102

Risk-weighted assets	$2,404,511	$1,963,334	$2,002,736
Average assets for capital purposes	$2,951,362	$2,617,430	$2,873,102

Capital ratios:
Total risk-based capital	12.5%	13.2%	13.2%
Tier 1 risk-based capital	11.4%	12.2%	12.2%
Common equity Tier 1 risk-based capital	11.4%	12.2%	12.2%
Leverage(1)	9.3%	9.1%	8.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At June 30, 2018, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2018, June 30, 2017, and December 31, 2017, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2018, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At June 30, 2018, the Company had total shareholders’ equity of $346.3 million, compared to $269.2 million at June 30, 2017, and $271.2 million at December 31, 2017. At June 30, 2018, total shareholders’ equity included $299.2 million in common stock, $62.9 million in retained earnings, and ($15.9) million of accumulated other comprehensive loss.

The accumulated other comprehensive loss was ($15.9) million at June 30, 2018, compared to ($6.5) million at June 30, 2017, and ($9.3) million at December 31, 2017. The unrealized gain loss on securities available‑for‑sale, net of taxes, included in accumulated other comprehensive loss was an unrealized loss of ($7.7) million at June 30, 2018, compared to an unrealized gain of $280,000 at June 30, 2017, and an unrealized loss ($1.1) million at December 31, 2017. The components of accumulated other comprehensive loss, net of taxes, at June 30, 2018 include the following: an unrealized loss on available‑for‑sale securities of ($7.7) million; the remaining unamortized unrealized gain on securities available‑for‑sale transferred to held‑to‑maturity of $358,000; a split dollar insurance contracts liability of ($3.7) million; a supplemental executive retirement plan liability of ($5.5) million; and an unrealized gain on interest‑only strip from SBA loans of $653,000.

The book value per share was $8.01 at June 30, 2018, compared to $7.06 at June 30, 2017, and $7.10 at December 31, 2017. The tangible book value per share was $5.77 at June 30, 2018, compared to $5.70 at June 30, 2017, and $5.76 at December 31, 2017.

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company’s exposure to market risk is reviewed on a regular basis by the Managemnent’s Asset/Liability Committee and the Director’s Finance and Investment Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2018. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$23,829	18.4%
+300	$18,058	13.9%
+200	$12,347	9.5%
+100	$6,366	4.9%
0	$—	—%
−100	$(10,592)	(8.2)%
−200	$(22,330)	(17.2)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at June 30, 2018, the period covered by this report on Form 10‑Q.

During the three and six months ended June 30, 2018, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)

Date: August 7, 2018	/s/ WALTER T. KACZMAREK
Waletr T. Kaczmarek
Chief Executive Officer

Date: August 7, 2018	/s/ Lawrence D. McGovern
Lawrence D. McGovern
Chief Financial Officer