Form 10-Q
period 2018-09-30
HERITAGE COMMERCE CORP
filed 2018-11-06
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
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

The Registrant had 43,279,185 shares of Common Stock outstanding on October 30, 2018.

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

•changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of the Heritage Commerce Corp’s (the “Company”) allowance for loan losses and the Company’s provision for loan losses;

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

•

our inability to attract, recruit,  and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;

•

the potential increase in reserves and allowance for loan loss as a result of the transition to the current expected credit loss standard (“CECL”) established by the Financial Accounting Standards Board to account for expected credit losses;

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and due from banks	$40,831	$31,681
Other investments and interest-bearing deposits in other financial institutions	340,198	284,541
Total cash and cash equivalents	381,029	316,222
Securities available-for-sale, at fair value	319,071	391,852
Securities held-to-maturity, at amortized cost (fair value of $359,698 at
September 30, 2018 and $394,292 at December 31, 2017)	375,732	398,341
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	6,344	3,419
Loans, net of deferred fees	1,899,387	1,582,667
Allowance for loan losses	(27,426)	(19,658)
Loans, net	1,871,961	1,563,009
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	25,210	17,911
Company-owned life insurance	61,630	60,814
Premises and equipment, net	7,246	7,353
Goodwill	83,752	45,664
Other intangible assets	12,614	5,589
Accrued interest receivable and other assets	48,321	33,278
Total assets	$3,192,910	$2,843,452

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,081,846	$989,753
Demand, interest-bearing	670,624	601,929
Savings and money market	828,297	684,131
Time deposits - under $250	68,194	51,710
Time deposits - $250 and over	84,763	138,634
CDARS - interest-bearing demand, money market and time deposits	11,575	16,832
Total deposits	2,745,299	2,482,989
Subordinated debt, net of issuance costs	39,322	39,183
Accrued interest payable and other liabilities	54,723	50,041
Total liabilities	2,839,344	2,572,213

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2018 and December 31, 2017	—	—
Common stock, no par value; 60,000,000 shares authorized; 43,271,676 shares issued and outstanding at September 30, 2018 and 38,200,883 shares issued and
outstanding at December 31, 2017	300,208	218,355
Retained earnings	70,531	62,136
Accumulated other comprehensive loss	(17,173)	(9,252)
Total shareholders' equity	353,566	271,239
Total liabilities and shareholders' equity	$3,192,910	$2,843,452

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$28,632	$22,507	$77,271	$64,112
Securities, taxable	3,483	3,596	11,112	9,916
Securities, exempt from Federal tax	555	563	1,675	1,694
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,940	1,289	4,409	3,037
Total interest income	34,610	27,955	94,467	78,759

Interest expense:
Deposits	1,575	1,051	3,772	2,867
Subordinated debt	583	583	1,731	811
Short-term borrowings	1	—	1	1
Total interest expense	2,159	1,634	5,504	3,679

Net interest income before provision for loan losses	32,451	26,321	88,963	75,080
Provision (credit) for loan losses	(425)	115	7,279	390
Net interest income after provision for loan losses	32,876	26,206	81,684	74,690

Noninterest income:
Service charges and fees on deposit accounts	1,107	869	2,981	2,410
Gain on sales of SBA loans	236	147	551	635
Increase in cash surrender value of life insurance	216	417	816	1,259
Servicing income	163	246	533	736
Gain (loss) on sales of securities	—	—	266	(6)
Other	484	781	2,034	2,014
Total noninterest income	2,206	2,460	7,181	7,048

Noninterest expense:
Salaries and employee benefits	10,719	9,071	35,302	27,766
Occupancy and equipment	1,559	1,142	3,927	3,426
Professional fees	721	695	1,116	2,439
Other	4,729	3,926	18,235	11,785
Total noninterest expense	17,728	14,834	58,580	45,416
Income before income taxes	17,354	13,832	30,285	36,322
Income tax expense	4,979	5,249	8,186	13,752
Net income	$12,375	$8,583	$22,099	$22,570
Earnings per common share:
Basic	$0.29	$0.22	$0.54	$0.59
Diluted	$0.28	$0.22	$0.53	$0.59

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$12,375	$8,583	$22,099	$22,570
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(1,880)	539	(11,009)	2,975
Deferred income taxes	545	(227)	3,192	(1,250)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(11)	(12)	(33)	(38)
Deferred income taxes	3	5	9	16
Reclassification adjustment for losses (gains) realized in income	—	—	(266)	6
Deferred income taxes	—	—	79	(2)
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(1,343)	305	(8,028)	1,707

Change in net pension and other benefit plan liability adjustment	51	39	152	116
Deferred income taxes	(15)	(17)	(45)	(49)
Change in pension and other benefit plan liability, net of
deferred income taxes	36	22	107	67
Other comprehensive (loss) income	(1,307)	327	(7,921)	1,774

Total comprehensive income	$11,068	$8,910	$14,178	$24,344

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended September 30, 2018 and 2017
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2017	37,941,007	$215,237	$52,527	$(7,914)	$259,850
Net income	—	—	22,570	—	22,570
Other comprehensive income	—	—	—	1,774	1,774
Issuance of restricted stock awards, net	64,136	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	678	—	—	678
Cash dividend declared $0.30 per share	—	—	(11,418)	—	(11,418)
Stock option expense, net of forfeitures and taxes	—	639	—	—	639
Stock options exercised	193,863	1,352	—	—	1,352
Balance, September 30, 2017	38,199,006	$217,906	$63,679	$(6,140)	$275,445

Balance, January 1, 2018	38,200,883	$218,355	$62,136	$(9,252)	$271,239
Net income	—	—	22,099	—	22,099
Other comprehensive loss	—	—	—	(7,921)	(7,921)
Issuance of common shares to acquire
Tri-Valley Bank	1,889,613	30,725	—	—	30,725
Issuance of common shares to acquire
United American Bank	2,826,032	47,280	—	—	47,280
Issuance of restricted stock awards, net	95,378	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	814	—	—	814
Cash dividend declared $0.33 per share	—	—	(13,704)	—	(13,704)
Stock option expense, net of forfeitures and taxes	—	535	—	—	535
Stock options exercised	259,770	2,499	—	—	2,499
Balance, September 30, 2018	43,271,676	$300,208	$70,531	$(17,173)	$353,566

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,099	$22,570
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	3,093	3,218
(Gain) loss on sale of securities available-for-sale	(266)	6
Gain on sale of SBA loans	(551)	(635)
Proceeds from sale of SBA loans originated for sale	9,315	8,304
SBA loans originated for sale	(11,689)	(8,957)
Provision for loan losses	7,279	390
Increase in cash surrender value of life insurance	(816)	(1,259)
Depreciation and amortization	566	586
Amortization of other intangible assets	1,336	1,083
Stock option expense, net	535	639
Amortization of restricted stock awards, net	814	678
Amortization of subordinated debt issuance costs	139	64
Effect of changes in:
Accrued interest receivable and other assets	(19)	2,428
Accrued interest payable and other liabilities	1,723	(12)
Net cash provided by operating activities	33,558	29,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(15,193)	(123,561)
Purchase of securities held-to-maturity	(16,906)	(89,470)
Maturities/paydowns/calls of securities available-for-sale	44,832	41,463
Maturities/paydowns/calls of securities held-to-maturity	38,091	32,502
Proceeds from sales of securities available-for-sale	94,291	6,536
Net change in loans	20,215	(60,683)
Changes in Federal Home Loan Bank stock and other investments	(4,478)	(2,709)
Purchase of premises and equipment	(108)	(635)
Cash received in bank acquisition, net of cash paid	36,028	—
Net cash provided (used in) by investing activities	196,772	(196,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(154,318)	218,464
Issuance of subordinated debt, net of issuance costs	—	39,073
Exercise of stock options	2,499	1,352
Payment of cash dividends	(13,704)	(11,418)
Net cash (used in) provided by financing activities	(165,523)	247,471
Net increase in cash and cash equivalents	64,807	80,017
Cash and cash equivalents, beginning of period	316,222	266,103
Cash and cash equivalents, end of period	$381,029	$346,120

Supplemental disclosures of cash flow information:
Interest paid	$4,728	$2,912
Income taxes paid	8,671	11,731

Supplemental schedule of non-cash investing activity:
Transfer of loans held-for-sale to loan portfolio	—	2,391
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents, net of cash paid	$36,028	$—
Securities avaiable-for-sale	63,723	—
Net loans	336,446	—
Premises and equipment, net	350	—
Goodwill	38,088	—
Other intangible assets	8,361
Other assets, net	14,736	—
Deposits	(416,628)	—
Other borrowings	(62)	—
Other liabilities	(3,037)	—
Common stock issued to acquire Tri-Valley and United American Bank	78,005	—

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

HBC is a commercial bank serving customers primarily located in Santa Clara, Alameda, Contra Costa, San Benito, and San Mateo counties of California. CSNK Working Capital Finance Corp. a California corporation, dba Bay View Funding (“Bay View Funding”) is a wholly owned subsidiary of HBC, and provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10% of revenue for HBC or the Company. The Company reports its results for two segments: banking and factoring. The Company’s management uses segment results in its operating and strategic planning.

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

The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2018.

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

Other intangible assets consist of core deposit intangible assets and a below market value lease intangible asset, arising from the United American and Tri-Valley acquisitions. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposit intangible assets from the acquisitions of United American and Tri-Valley are being amortized on an accelerated method over ten years. The below market value lease intangible assets are being amortized on the straight line method over three years for United American and eleven years for Tri-Valley.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities. The update amends the accounting for credit losses on available for sale securities, whereby credit losses will be presented as an allowance as opposed to a write down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted. We have formed a committee that has assessed our data needs and is in the process of implementing a system to comply with the new guidance. The committee has also selected a vendor to assist in generating loan level cash flows and disclosures.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses and a charge to equity as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

2) Shareholders’ Equity and Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 512,261 and 227,409 stock options for the three months ended September 30, 2018 and 2017, and   505,686 and 140,659 for the nine months ended September 30, 2018 and 2017, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Net income	$12,375	$8,583	$22,099	$22,570

Weighted average common shares outstanding for basic
earnings per common share	43,230,016	38,152,633	41,132,043	38,060,224
Dilutive effect of stock options outstanding, using
the treasury stock method	501,354	428,665	551,001	504,910
Shares used in computing diluted earnings per common share	43,731,370	38,581,298	41,683,044	38,565,134

Basic earnings per share	$0.29	$0.22	$0.54	$0.59
Diluted earnings per share	$0.28	$0.22	$0.53	$0.59

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2018 and 2017
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance July 1, 2018, net of taxes	$(7,031)	$359	$(9,194)	$(15,866)
Other comprehensive income (loss) before reclassification, net of taxes	(1,335)	—	(4)	(1,339)
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	40	32
Net current period other comprehensive income (loss), net of taxes	(1,335)	(8)	36	(1,307)
Ending balance September 30, 2018, net of taxes	$(8,366)	$351	$(9,158)	$(17,173)

Beginning balance July 1, 2017, net of taxes	$877	$321	$(7,665)	$(6,467)
Other comprehensive income (loss) before reclassification, net of taxes	312	—	(7)	305
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(7)	29	22
Net current period other comprehensive income (loss), net of taxes	312	(7)	22	327
Ending balance September 30, 2017, net of taxes	$1,189	$314	$(7,643)	$(6,140)

Nine Months Ended September 30, 2018 and 2017
Unamortized
Unrealized

	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2018, net of taxes	$(362)	$375	$(9,265)	$(9,252)
Other comprehensive (loss) before reclassification, net of taxes	(7,817)	—	(13)	(7,830)
Amounts reclassified from other comprehensive (loss) income, net of taxes	(187)	(24)	120	(91)
Net current period other comprehensive (loss) income, net of taxes	(8,004)	(24)	107	(7,921)

Ending balance September 30, 2018, net of taxes	$(8,366)	$351	$(9,158)	$(17,173)

Beginning balance January 1, 2017, net of taxes	$(540)	$336	$(7,710)	$(7,914)
Other comprehensive income (loss) before reclassification, net of taxes	1,725	—	(22)	1,703
Amounts reclassified from other comprehensive income (loss), net of taxes	4	(22)	89	71
Net current period other comprehensive income (loss), net of taxes	1,729	(22)	67	1,774

Ending balance September 30, 2017, net of taxes	$1,189	$314	$(7,643)	$(6,140)

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2018	2017	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$—	Gain (loss) on sales of securities
	—	—	Income tax expense
	—	—	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	11	12	Interest income on taxable securities
	(3)	(5)	Income tax expense
	8	7	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	16	18
Actuarial losses	(73)	(69)
	(57)	(51)	Salaries and employee benefits
	17	22	Income tax benefit
	(40)	(29)	Net of tax
Total reclassification for the year	$(32)	$(22)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

Amounts Reclassified from
AOCI(1)

	Nine Months Ended
Details About AOCI Components	2018	2017	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$266	$(6)	Gain (loss) on sales of securities
	(79)	2	Income tax expense
	187	(4)	Net of tax
Amortization of unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	33	38	Interest income on taxable securities
	(9)	(16)	Income tax expense
	24	22	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	48	53
Actuarial losses	(219)	(207)
	(171)	(154)	Salaries and employee benefits
	51	65	Income tax benefit
	(120)	(89)	Net of tax
Total reclassification from AOCI for the year	$91	$(71)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at September 30, 2018 and December 31, 2017 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$324,309	$18	$(12,662)	$311,665
U.S. Government sponsored entities	7,419	—	(13)	7,406
Total	$331,728	$18	$(12,675)	$319,071

Securities held-to-maturity:
Agency mortgage-backed securities	$288,594	$—	$(12,778)	$275,816
Municipals - exempt from Federal tax	87,138	242	(3,498)	83,882
Total	$375,732	$242	$(16,276)	$359,698

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$378,339	$786	$(4,392)	$374,733
Trust preferred securities	15,000	2,119	—	17,119
Total	$393,339	$2,905	$(4,392)	$391,852

Securities held-to-maturity:
Agency mortgage-backed securities	$309,616	$6	$(4,394)	$305,228
Municipals - exempt from Federal tax	88,725	946	(607)	89,064
Total	$398,341	$952	$(5,001)	$394,292

Securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$76,522	$(2,290)	$231,110	$(10,372)	$307,632	$(12,662)
U.S. Government sponsored entities	7,405	(13)	—	—	7,405	(13)
Total	$83,927	$(2,303)	$231,110	$(10,372)	$315,037	$(12,675)

Securities held-to-maturity:
Agency mortgage-backed securities	$71,766	$(2,639)	$203,293	$(10,139)	$275,059	$(12,778)
Municipals - exempt from Federal tax	33,027	(996)	33,211	(2,502)	66,238	(3,498)
Total	$104,793	$(3,635)	$236,504	$(12,641)	$341,297	$(16,276)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)
Total	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)

Securities held-to-maturity:
Agency mortgage-backed securities	$168,439	$(1,368)	$130,759	$(3,026)	$299,198	$(4,394)
Municipals - exempt from Federal tax	18,159	(182)	19,240	(425)	37,399	(607)
Total	$186,598	$(1,550)	$149,999	$(3,451)	$336,597	$(5,001)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At September 30, 2018, the Company held 495 securities (172  available-for-sale and 323 held‑to‑maturity), of which 428 had fair values below amortized cost. At September 30, 2018, there were $231,110,000 of agency mortgage-back securities available-for-sale, $203,293,000 of agency mortgage-backed securities held-to-maturity, and $33,211,000 of municipal bonds held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $23,013,000 at September 30, 2018. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at September 30, 2018.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Proceeds	$—	$—	$94,291	$6,536
Gross gains	—	—	1,243	—
Gross losses	—	—	(977)	(6)

The amortized cost and estimated fair values of securities as of September 30, 2018 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after one through five years	$7,419	$7,406
Agency mortgage-backed securities	324,309	311,665
Total	$331,728	$319,071

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due 3 months or less	$503	$503
Due after 3 months through one year	286	286
Due after one through five years	4,558	4,587
Due after five through ten years	23,713	23,417
Due after ten years	58,078	55,089
Agency mortgage-backed securities	288,594	275,816
Total	$375,732	$359,698

Securities with amortized cost of $44,595,000 and $110,874,000 as of  September 30, 2018 and December 31, 2017 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

5) Loans

Loans were as follows for the periods indicated:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$600,594	$573,296
Real estate:
CRE	988,491	772,867
Land and construction	131,548	100,882
Home equity	116,657	79,176
Residential mortgages	52,441	44,561
Consumer	9,932	12,395
Loans	1,899,663	1,583,177
Deferred loan fees, net	(276)	(510)
Loans, net of deferred fees	1,899,387	1,582,667
Allowance for loan losses	(27,426)	(19,658)
Loans, net	$1,871,961	$1,563,009

At September 30, 2018, total net loans included in the table above include $43,311,000, $115,158,000 and $193,787,000, of the loans acquired in the Focus Business Bank (“Focus”), Tri-Valley, and United American acquisitions that were not purchased credit impaired loans, respectively. At December 31, 2017, total net loans included in the table above include $58,551,000, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

There was a ($425,000) credit to the provision for loan losses for the third quarter of 2018, compared to a provision for loan losses of $115,000 for the third quarter of 2017. The credit to the provision for loan losses for the third quarter of 2018 was primarily due to net recoveries of $1,187,000. For the nine months ended September 30, 2018, there was a $7,279,000 provision for loan losses compared to a $390,000 provision for loan losses for the nine months ended September 30, 2017. The increase in the provision for loan losses for the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.  At September 30, 2018, the recorded investment of this lending relationship was $21,764,000, and the Company had a $7,000,000 specific loan loss reserve allocated for this lending relationship.  Additionally, subsequent to the end of the third quarter of 2018, the recorded investment of this lending relationship was reduced to $17,384,000.  Net recoveries totaled $1,187,000 for the third quarter of 2018, and $489,000 for the first nine months of 2018, compared to net recoveries of $236,000 for the third quarter of 2017, and net recoveries of $269,000 for the first nine months of 2017.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,522	$9,020	$122	$26,664
Charge-offs	(719)	—	(25)	(744)
Recoveries	1,897	34	—	1,931
Net (charge-offs) recoveries	1,178	34	(25)	1,187
Provision (credit) for loan losses	(1,427)	1,022	(20)	(425)
End of period balance	$17,273	$10,076	$77	$27,426

	Three Months Ended September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,259	$7,982	$156	$19,397
Charge-offs	(111)	—	—	(111)
Recoveries	281	66	—	347
Net recoveries	170	66	—	236
Provision (credit) for loan losses	(441)	592	(36)	115
End of period balance	$10,988	$8,640	$120	$19,748

	Nine Months Ended September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(1,835)	—	(25)	(1,860)
Recoveries	2,229	120	—	2,349
Net (charge-offs) recoveries	394	120	(25)	489
Provision for loan losses	6,271	1,006	2	7,279
End of period balance	$17,273	$10,076	$77	$27,426

	Nine Months Ended September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,179)	—	—	(2,179)
Recoveries	1,453	995	—	2,448
Net (charge-offs) recoveries	(726)	995	—	269
Provision (credit) for loan losses	1,058	(682)	14	390
End of period balance	$10,988	$8,640	$120	$19,748

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,089	$—	$—	$7,089
Collectively evaluated for impairment	10,184	10,076	77	20,337
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$17,273	$10,076	$77	$27,426
Loans:			—
Individually evaluated for impairment	$18,843	$6,206	$—	$25,049
Collectively evaluated for impairment	581,751	1,282,931	9,932	1,874,614
Acquired with deteriorated credit quality	—	—	—	—
Total loan balance	$600,594	$1,289,137	$9,932	$1,899,663

	December 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$290	$—	$—	$290
Collectively evaluated for impairment	10,318	8,950	100	19,368
Acquired with deteriorated credit quality	—	—	—	—
Total allowance balance	$10,608	$8,950	$100	$19,658
Loans:
Individually evaluated for impairment	$1,775	$998	$1	$2,774
Collectively evaluated for impairment	571,521	996,488	12,394	1,580,403
Acquired with deteriorated credit quality	—	—	—	—
Total loan balance	$573,296	$997,486	$12,395	$1,583,177

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2018 and December 31, 2017. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	September 30, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$6,246	$6,246	$—	$1,243	$1,243	$—
Real estate:
CRE	5,639	5,639	—	500	500	—
Land and construction	—	—	—	138	119	—
Home Equity	567	567	—	379	379	—
Consumer	—	—	—	1	1	—
Total with no related allowance recorded	12,452	12,452	—	2,261	2,242	—

With an allowance recorded:
Commercial	12,597	12,597	7,089	589	532	290
Total with an allowance recorded	12,597	12,597	7,089	589	532	290
Total	$25,049	$25,049	$7,089	$2,850	$2,774	$290

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Three Months Ended September 30, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$19,638	$5,720	$—	$572	$—	$25,930
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2017
		Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$2,010	$501	$641	$394	$1	$3,547
Interest income during impairment	$—	$—	$3	$—	$—	$3
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$11,056	$3,110	$30	$472	$—	$14,668
Interest income during impairment	$—	$—	$	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2017
		Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$2,625	$583	$419	$326	$2	$3,955
Interest income during impairment	$—	$—	$3	$—	$—	$3
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	September 30,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$23,342	$2,560	$2,250
Restructured and loans over 90 days past due and still accruing	1,373	931	235
Total nonperforming loans	24,715	3,491	2,485
Other restructured loans	334	325	289
Total impaired loans	$25,049	$3,816	$2,774

The following table presents the nonperforming loans by class for the periods indicated:

	September 30, 2018			December 31, 2017
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$17,361	$1,148	$18,509	$1,250	$235	$1,485
Real estate:
CRE	5,639	—	5,639	501	—	501
Land and construction	—	—	—	119	—	119
Home equity	342	225	567	379	—	379
Consumer	—	—	—	1	—	1
Total	$23,342	$1,373	$24,715	$2,250	$235	$2,485

The following tables present the aging of past due loans by class for the periods indicated:

	September 30, 2018
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$6,430	$2,098	$1,456	$9,984	$590,610	$600,594
Real estate:
CRE	—	—	—	—	988,491	988,491
Land and construction	—	—	—	—	131,548	131,548
Home equity	967	—	—	967	115,690	116,657
Residential mortgages	—	—	—	—	52,441	52,441
Consumer	—	—	—	—	9,932	9,932
Total	$7,397	$2,098	$1,456	$10,951	$1,888,712	$1,899,663

	December 31, 2017
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,288	$1,224	$589	$6,101	$567,195	$573,296
Real estate:
CRE	—	—	500	500	772,367	772,867
Land and construction	—	—	119	119	100,763	100,882
Home equity	223	—	—	223	78,953	79,176
Residential mortgages	—	—	—	—	44,561	44,561
Consumer	—	—	—	—	12,395	12,395
Total	$4,511	$1,224	$1,208	$6,943	$1,576,234	$1,583,177

Past due loans 30 days or greater totaled $10,951,000 and $6,943,000 at September 30, 2018 and December 31, 2017, respectively, of which $617,000 and $1,410,000 were on nonaccrual, respectively. At September 30, 2018, there were also $22,725,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment, which included $21,764,000 of loans related to a single lending relationship. At December 31, 2017, there were also $840,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are being pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report as of September 30, 2018 and December 31, 2017.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	September 30, 2018			December 31, 2017
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$577,325	$23,269	$600,594	$554,913	$18,383	$573,296
Real estate:
CRE	982,852	5,639	988,491	766,988	5,879	772,867
Land and construction	131,548	—	131,548	100,763	119	100,882
Home equity	115,019	1,638	116,657	78,486	690	79,176
Residential mortgages	52,441	—	52,441	44,561	—	44,561
Consumer	9,932	—	9,932	12,394	1	12,395
Total	$1,869,117	$30,546	$1,899,663	$1,558,105	$25,072	$1,583,177

The increase in classified assets at September 30, 2018 was primarily due to seasonal advances on a line of credit associated with a single large lending relationship that was moved to classified loans in the fourth quarter of 2017, which totaled $21,764,000 at September 30, 2018, compared to $12,500,000 at December 31, 2017. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The balance of troubled debt restructurings at September 30, 2018 was $676,000, which are all accrual loans. The balance of troubled debt restructurings at December 31, 2017 was $325,000, which included $16,000 of nonaccrual loans and $309,000 of accruing loans. Approximately $46,000 and $1,000 of specific reserves were established with respect to these loans as of September 30, 2018 and December 31, 2017.

The following table presents loans by class modified as troubled debt restructurings:

	During the Nine Months Ended
	September 30, 2018
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	2	$159	$159
Home equity	1	225	225
Total	3	$384	$384

The following table presents loans by class modified as troubled debt restructurings:

	During the Three and Nine Months Ended
	September 30, 2017
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	3	$318	$318
Total	3	$318	$318

During the three months ended September 30, 2018, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses. The Company has committed to lend no additional amounts to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2018.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and nine months ended September 30, 2018 and 2017.

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

Explanation of certain fair value related adjustments for the Tri-Valley acquisition:

(a)Represents the cash acquired in the merger, the disposition of other real estate owned of $1,132,000, a gain on the sale of securities of $53,000, partially offset by invoices paid after closing for services prior to closing of $29,000, and cash paid for fractional shares in the transaction of $3,000. The remaining $1,592,000 of cash paid for the transaction is an adjustment to prepaid assets included in other assets, net.

(b)Represents the fair value adjustment to the net book value of loans, which includes an interest rate mark and credit mark adjustment.

(c)Represents the elimination of Tri-Valley’s allowance for loan losses.

(d)Represents intangible assets recorded to reflect the fair value of core deposits and a below market lease. The core deposit asset was recorded as an identifiable intangible asset and is amortized on an accelerated basis over the estimated average life of the deposit base.  The below market lease intangible assets will be amortized on the straight line method over eleven years.

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

On May 4, 2018, the Company completed its acquisition of United American for a transaction value of $56,417,000.  At closing the Company issued 2,826,032 shares of the Company’s common stock with an aggregate market value of $47,280,000 on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 2.1644 of a share of the Company’s common stock for each outstanding share of United American common stock and each common stock equivalent underlying the United American Series D Preferred Stock and Series E Preferred Stock. The shareholders of the United American Series A Preferred Stock and Series B Preferred Stock received $1,000 cash for each share totaling $8,700,000 and $435,000, respectively.  In addition, the Company paid $2,000 in cash for fractional shares, for total cash consideration of $9,137,000.  The following table summarizes the consideration paid for United American:

(Dollars in thousands)
Consideration paid:
Cash paid for:
Series A Preferred Stock	$8,700
Series B Preferred Stock	435
Other	2
Total cash paid	9,137

Issuance of 2,826,032 shares of common stock to United
American shareholders at $16.73 per share	47,280
Total consideration	$56,417

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	United American	Adjustments		Acquisition
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,638	$(32,520)	(a)	$13,118
Securities avaiable-for-sale	64,144	(421)	(b)	63,723
Loans	196,694	18,783	(c)	215,477
Allowance for loan lossess	(2,952)	2,952	(d)	—
Other intangible assets	—	6,383	(e)	6,383
Other assets, net	9,119	(1,078)	(f)	8,041
Total assets acquired	$312,643	$(5,901)		306,742

Liabililities assumed:
Deposits	$281,189	$51	(g)	281,240
Other borrowings	62	—		62
Other liabilities	2,617	(188)	(h)	2,429
Total liabilities	$283,868	$(137)		283,731
Net assets acquired				23,011
Purchase price				47,280
Goodwill recorded in the merger				$24,269

Explanation of certain fair value related adjustments for the United American acquisition:

(a)Represents the cash acquired in the merger, net of cash paid for the transaction of $9,137,000, the repurchase of $23,732,000 loan participations from ATBancorp, and $51,000 for invoices paid after closing for services prior to closing, partially offset by a tax refund of $400,000.

(b)Represents the fair value adjustment on investment securities available-for-sale.

(c)Represents the repurchase of $23,732,000 loan participations from ATBancorp, partially ofsset by the fair value adjustment to the net book value of loans of $4,680,000, which includes an interest rate mark and credit mark adjustment, and net charge-offs of $269,000 subsequent to closing.

(d)Represents the elimination of United American’s allowance for loan losses.

(e)Represents intangible assets recorded to reflect the fair value of core deposits and a below market lease. The core deposit asset was recorded as an identifiable intangible asset and is amortized on an accelerated basis over the estimated average life of the deposit base.  The below market lease intangible assets will be amortized on the straight line method over three years.

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

The Company believes the merger provides the opportunity to combine three independent business banking franchises with similar philosophies and cultures into a combined $3.2 billion business bank based in San Jose, California. The pooling of the three banks’ resources and knowledge enhance our capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank will be much better positioned to meet the needs of our customers, shareholders and the community.  The one-time pre-tax acquisition and integration costs of $16,000 and $5,452,000 for the three months and nine months ended September 30, 2018, respectively, were included in other noninterest expense. In addition, salaries and employee benefits included severance and retention expense of $183,000 and $3,576,000 for the three months and nine months ended September 30, 2018, respectively, related to the Tri-Valley and United American acquisitions.  Total severance, retention, acquisition and integration costs were $199,000 and $9,028,000 for the three months and nine months ended September 30, 2018, respectively.

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

Goodwill of $13,819,000 arising from the Tri-Valley acquisition and $24,269,000 from the United American acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As these transactions were structured as a tax-free exchange, the goodwill will not be deductible for tax purposes. Management’s preliminary valuation of the tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the tables above. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing final “stub” period tax returns for April 6, 2018 for Tri-Valley, and May 4, 2018 for United American. The closing equity balance for Tri-Valley and United American are also subject to adjustments for invoices received after the close of the transaction that were attributable to their operations through closing.

7) Goodwill and Other Intangible Assets

Goodwill

At September 30, 2018, the carrying value of goodwill was $83,752,000, which included $13,045,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus, $13,819,000 from its acquisition of Tri-Valley and $24,269,000 from its acquisition of United American.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2017 with the assistance of an independent valuation firm.  No events or circumstances since the November 30, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

Other intangible assets acquired in the acquisition of United American in May 2018 included a core deposit intangible asset of $5,723,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $660,000,  amortized over its estimated useful life of 3 years. Accumulated amortization of the core deposit intangible and below market lease was $469,000 at September 30, 2018.

Other intangible assets acquired in the acquisition of Tri-Valley in April 2018 include a core deposit intangible asset of $1,768,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $210,000,  amortized over its estimated useful life of 11 years. Accumulated amortization of the core deposit intangible and below market lease was $143,000 at September 30, 2018.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized on an accelerated method over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $2,576,000 and $1,995,000 at September 30, 2018 and December 31, 2017, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of the customer relationship and brokered relationship intangible assets was $743,000 and $601,000 at September 30, 2018 and December 31, 2017, respectively. The below market lease and non-compete agreement intangible assets were fully amortized at December 31, 2017.

Estimated amortization expense for 2018, the next five years and thereafter is as follows:

	United	United				Bay View Funding
	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense
	(Dollars in thousands)
2018	$585	$170	$208	$14	$775	$190	$1,942
2019	777	255	240	18	734	190	2,214
2020	665	235	208	18	716	190	2,032
2021	602	—	184	18	596	190	1,590
2022	553	—	167	18	502	190	1,430
2023	521	—	158	18	420	190	1,307
Thereafter	2,020	—	603	106	549	159	3,437
	$5,723	$660	$1,768	$210	$4,292	$1,299	$13,952

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2018 and December 31, 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018.

The Company had net deferred tax assets of $28,143,000, and $16,247,000, at September 30, 2018, and December 31, 2017, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2018 and December 31, 2017 will be fully realized in future years.

The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	Decemebr 31,
	2018	2017
	(Dollars in thousands)
Low income housing investments	$3,139	$3,411
Future commitments	$287	$302

The Company expects future commitments of $15,000 to be paid in 2018, and $272,000 in 2019 through 2023.

For tax purposes, the Company had low income housing tax credits of $106,000 and $110,000 for the three months ended September 30, 2018 and September 30, 2017, respectively, and low income housing investment losses of $117,000 and $115,000, respectively.  For tax purposes, the Company had low income housing tax credits of $319,000 and $329,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively, and low income housing investment losses of $351,000 and $345,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$62	$81	$186	$243
Interest cost	237	259	711	777
Amortization of net actuarial loss	73	69	219	207
Net periodic benefit cost	$372	$409	$1,116	$1,227

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,711	$6,301
Interest cost	170	243
Actuarial loss	—	167
Projected benefit obligation at end of period	$6,881	$6,711

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Net actuarial loss	$2,569	$2,453
Prior transition obligation	1,171	1,238
Accumulated other comprehensive loss	$3,740	$3,691

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Amortization of prior transition obligation	$(16)	$(18)	$(48)	$(53)
Interest cost	56	61	170	182
Net periodic benefit cost	$40	$43	$122	$129

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at September 30, 2018
Available-for-sale securities:
Agency mortgage-backed securities	$311,665	—	$311,665	—
U.S. Government sponsored entities	7,406	—	7,406	—
I/O strip receivables	863	—	863	—
Assets at December 31, 2017
Available-for-sale securities:
Agency mortgage-backed securities	$374,733	—	$374,733	—
Trust preferred securities	17,119	—	17,119	—
I/O strip receivables	968	—	968	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at September 30, 2018
Impaired loans - held-for-investment:
Commercial	$5,508	—	—	$5,508
	$5,508	—	—	$5,508

Assets at December 31, 2017
Impaired loans - held-for-investment:
Commercial	$242	—	—	$242
Real estate:
Land and construction	119	—	—	119
	$361	—	—	$361

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$12,597	$651
Book value of impaired loans held-for-investment carried at cost	12,452	2,123
Total impaired loans held-for-investment	$25,049	$2,774
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$12,597	$651
Specific valuation allowance	(7,089)	(290)
Impaired loans held-for-investment carried at fair value, net	$5,508	$361

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $25,049,000 at September 30, 2018.  In addition, these loans had a specific valuation allowance of $7,089,000 at September 30, 2018. Impaired loans held‑for‑investment totaling $12,597,000 at September 30, 2018, were carried at fair value as a result of the aforementioned partial charge‑offs and specific valuation allowances at period‑end. The remaining $12,452,000 of impaired loans were carried at cost at September 30, 2018, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first nine months of 2018 on impaired loans held‑for‑investment carried at fair value at September 30, 2018 resulted in an additional provision for loan losses of $7,042,000.

At September 30, 2018, there were no foreclosed assets.

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

At December 31, 2017, there were no foreclosed assets

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	September 30, 2018
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$5,508	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2017
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$242	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Land and construction	119	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$381,029	$381,029	$—	$—	$381,029
Securities available-for-sale	319,071	—	319,071	—	319,071
Securities held-to-maturity	375,732	—	359,698	—	359,698
Loans (including loans held-for-sale), net	1,878,305	—	6,344	1,840,231	1,846,575
FHLB stock, FRB stock, and other
investments	25,210	—	—	—	N/A
Accrued interest receivable	9,213	—	2,327	6,886	9,213
I/O strips receivables	863	—	863	—	863
Liabilities:
Time deposits	$155,879	$—	$156,206	$—	$156,206
Other deposits	2,589,420	—	2,589,420	—	2,589,420
Subordinated debt	39,322	—	39,322	—	39,322
Accrued interest payable	1,026	—	1,026	—	1,026

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2017:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$316,222	$316,222	$—	$—	$316,222
Securities available-for-sale	391,852	—	391,852	—	391,852
Securities held-to-maturity	398,341	—	394,292	—	394,292
Loans (including loans held-for-sale), net	1,566,428	—	3,419	1,507,967	1,511,386
FHLB stock, FRB stock, and other
investments	17,911	—	—	—	N/A
Accrued interest receivable	7,985	—	2,423	5,562	7,985
I/O strips receivables	968	—	968	—	968
Liabilities:
Time deposits	$194,561	$—	$194,844	$—	$194,844
Other deposits	2,288,428	—	2,288,428	—	2,288,428
Subordinated debt	39,183	—	40,384	—	40,384
Accrued interest payable	389	—	389	—	389

The methods and assumptions, not previously discussed, used to estimate the fair value of loans, including loans held-for-sale, are described as follows:

The fair value of loans held‑for‑sale is estimated based upon binding contracts and quotes from third parties resulting in a Level 2 classification.

The Company adopted ASU No. 2016-01, effective January 1, 2018. Adoption of the standard resulted in the use of an exit price rather than an entrance price to determine the fair value of loans, excluding loans held-for-sale, using discounted cash flow analyses as of September 30, 2018.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans, resulting in a level 3 classification.

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

Impaired loans as of September 30, 2018 and December 31, 2017 are valued at the lower of cost or fair value as described previously.

11) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the nine months ended September 30, 2018, the Company granted 305,500 shares of nonqualified stock options and 97,818 shares of restricted stock. There were 1,186,800 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2018.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2018	1,602,732	$9.54
Granted	305,500	$16.82
Exercised	(259,770)	$9.62
Forfeited or expired	(84,079)	$14.20
Outstanding at September 30, 2018	1,564,383	$10.69	6.64	$7,176,631
Vested or expected to vest	1,470,520		6.64	$6,746,033
Exercisable at September 30, 2018	1,011,193		5.46	$6,475,976

Information related to the equity plans for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
Intrinsic value of options exercised	$1,767,884	$1,331,528
Cash received from option exercise	$2,499,481	$1,352,236
Tax benefit realized from option exercises	$513,901	$543,654
Weighted average fair value of options granted	$3.07	$2.66

As of September 30, 2018, there was $1,499,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.80 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
Expected life in months(1)	72	72
Volatility(1)	21%	24%
Weighted average risk-free interest rate(2)	2.87%	1.94%
Expected dividends(3)	2.62%	2.78%

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2018	181,185	$11.66
Granted	97,818	$16.83
Vested	(67,015)	$16.69
Forfeited or expired	(2,440)	$12.65
Nonvested shares at September 30, 2018	209,548	$11.04

As of September 30, 2018, there was $2,386,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.67 years.

12) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company at its option may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium.

13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since September 30, 2018, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules establish a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is to be phased-in over four years beginning on January 1, 2016. The buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017, and is 1.875% for 2018, and will be 2.5% for 2019 and thereafter. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2018.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2018 and December 31, 2017, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2018, and December 31, 2017.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of September 30, 2018
Total Capital	$334,152	14.4%	$228,973	9.875%
(to risk-weighted assets)
Tier 1 Capital	$266,654	11.5%	$182,599	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$266,654	11.5%	$147,818	6.375%
(to risk-weighted assets)
Tier 1 Capital	$266,654	8.6%	$124,005	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2018, and December 31, 2017.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of September 30, 2018
Total Capital	$310,636	13.4%	$231,696	10.0%	$228,800	9.875%
(to risk-weighted assets)
Tier 1 Capital	$282,460	12.2%	$185,357	8.0%	$182,461	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$282,460	12.2%	$150,602	6.5%	$147,706	6.375%
(to risk-weighted assets)
Tier 1 Capital	$282,460	9.1%	$154,920	5.0%	$123,936	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2017
Total Capital	$265,102	13.2%	$200,274	10.0%	$185,253	9.250%
(to risk-weighted assets)
Tier 1 Capital	$244,790	12.2%	$160,219	8.0%	$145,198	7.250%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$244,790	12.2%	$130,178	6.5%	$115,157	5.750%
(to risk-weighted assets)
Tier 1 Capital	$244,790	8.5%	$143,655	5.0%	$114,924	4.000%
(to average assets)

(1)	Includes 1.25% capital conservation buffer, effective January 1, 2017, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,322,000 at September 30, 2018, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2018, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $26,057,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the third quarter of 2018, HBC distributed dividends of $5,000,000 for a total of $13,000,000 for the first nine months of 2018.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, gain on sale of securities, bank-owned life insurance, gain on sales of SBA loans, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. The following noninterest income revenue streams are in-scope of Topic 606:

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$551	$510
Interchange fees	83	75
Merchant services revenue	39	44
Other	179	166
Total noninterest income in-scope of Topic 606	852	795
Noninterest Income Out-of-scope of Topic 606	1,354	1,665
Total noninterest income	$2,206	$2,460

	Nine Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,524	$1,449
Interchange fees	239	208
Merchant services revenue	122	129
Other	479	498
Total noninterest income in-scope of Topic 606	2,364	2,284
Noninterest Income Out-of-scope of Topic 606	4,817	4,764
Total noninterest income	$7,181	$7,048

16) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Salaries and employee benefits (1)	$10,719	$9,071	$35,302	$27,766
Occupancy and equipment	1,559	1,142	3,927	3,426
Professional fees	721	695	1,116	2,439
Amortization of intangible assets	631	296	1,336	1,083
Software subscriptions	555	475	1,747	1,333
Data processing	525	411	1,501	1,080
Insurance expense	430	401	1,236	1,123
Acquisition and integration related costs	16	—	5,452	—
Other	2,572	2,343	6,963	7,166
Total	$17,728	$14,834	$58,580	$45,416

(1)

Includes severance and retention retention expense related to the Tri-Valley and United American acquistions of $183,000 and $3,576,000 for third quarter of 2018 and the first nine months of 2018, respectively

17) Business Segment Information

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

	Three Months Ended September 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,425	4,185	$34,610
Intersegment interest allocations	601	(601)	—
Total interest expense	2,159	—	2,159
Net interest income	28,867	3,584	32,451
Provision (credit) for loan losses	(671)	246	(425)
Net interest income after provision	29,538	3,338	32,876
Noninterest income	2,011	195	2,206
Noninterest expense (2)	16,045	1,683	17,728
Intersegment expense allocations	172	(172)	—
Income before income taxes	15,676	1,678	17,354
Income tax (benefit) expense	4,483	496	4,979
Net income	$11,193	$1,182	$12,375

Total assets	$3,107,897	$85,013	$3,192,910
Loans, net of deferred fees	$1,828,379	$71,008	$1,899,387
Goodwill	$70,708	$13,044	$83,752

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes acquisition cost of $199,000

	Three Months Ended September 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$24,805	$3,150	$27,955
Intersegment interest allocations	284	(284)	—
Total interest expense	1,634	—	1,634
Net interest income	23,455	2,866	26,321
Provision for loan losses	107	8	115
Net interest income after provision	23,348	2,858	26,206
Noninterest income	2,101	359	2,460
Noninterest expense	13,149	1,685	14,834
Intersegment expense allocations	130	(130)	—
Income before income taxes	12,430	1,402	13,832
Income tax expense	4,660	589	5,249
Net income	$7,770	$813	$8,583

Total assets	$2,776,262	$67,686	$2,843,948
Loans, net of deferred fees	$1,517,186	$48,764	$1,565,950
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

	Nine Months Ended September 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$83,781	$10,686	$94,467
Intersegment interest allocations	1,304	(1,304)	—
Total interest expense	5,504	—	5,504
Net interest income	79,581	9,382	88,963
Provision for loan losses	6,958	321	7,279
Net interest income after provision	72,623	9,061	81,684
Noninterest income	6,628	553	7,181
Noninterest expense (2)	53,813	4,767	58,580
Intersegment expense allocations	574	(574)	—
Income before income taxes	26,012	4,273	30,285
Income tax expense	6,923	1,263	8,186
Net income	$19,089	$3,010	$22,099

Total assets	$3,107,897	85,013	$3,192,910
Loans, net of deferred fees	$1,828,379	71,008	$1,899,387
Goodwill	$70,708	13,044	$83,752

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes acquisition costs of $9,028,000

	Nine Months Ended September 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$70,146	$8,613	$78,759
Intersegment interest allocations	786	(786)	—
Total interest expense	3,679	—	3,679
Net interest income	67,253	7,827	75,080
Provision for loan losses	372	18	390
Net interest income after provision	66,881	7,809	74,690
Noninterest income	6,153	895	7,048
Noninterest expense	40,152	5,264	45,416
Intersegment expense allocations	392	(392)	—
Income before income taxes	33,274	3,048	36,322
Income tax expense	12,472	1,280	13,752
Net income	$20,802	$1,768	$22,570

Total assets	$2,776,262	$67,686	$2,843,948
Loans, net of deferred fees	$1,517,186	$48,764	$1,565,950
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

18) Subsequent Events

On October 25, 2018, the Company announced that its Board of Directors declared a $0.11 per share quarterly cash dividend to holders of common stock. The dividend will be paid on November 20, 2018 to shareholders of record on November 6, 2018.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2017. There are no changes to these policies as of September 30, 2018.

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

Performance Overview

For the three months ended September 30, 2018, net income was $12.4 million, or $0.28 per average diluted common share, compared to $8.6 million, or $0.22 per average diluted common share, for the three months ended September 30, 2017. The Company’s annualized return on average tangible assets was 1.54% and annualized return on average tangible equity was 19.36% for the three months ended September 30, 2018, compared to 1.22% and 15.41%, respectively, for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, net income was $22.1 million, or $0.53 per average diluted common share, compared to $22.6 million, or $0.59 per average diluted common share, for the nine months ended September 30, 2017. The Company’s annualized return on average tangible assets was 1.01% and annualized return on average tangible equity was 12.33% for the nine months ended September 30, 2018 compared to 1.14% and 14.11%, respectively, for the nine months ended September 30, 2017.

Tri-Valley Bank and United American Bank Mergers

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Tri-Valley Bank (“Tri-Valley”) effective as of the close on April 6, 2018. Tri-Valley’s results of operations have been included in the Company’s results of operations beginning April 7, 2018.

Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company closed the San Ramon office on July 13, 2018.

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with United American Bank (“United American”) effective as of the close on May 4, 2018. United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018.

United American was a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California and serviced businesses, professionals and individuals.  The Company closed the Half Moon Bay office on August 10, 2018.

Tri-Valley added $115.2 million in loans, at fair value, and $91.4 million in deposits, at fair value, at September 30, 2018.  United American added $208.8 million in loans, at fair value, and $266.6 million in deposits, at fair value, at September 30, 2018.  Severance, retention, acquisition, and integration costs related to the two mergers totaled $199,000 for the third quarter of 2018, and $9.0 million for the first nine months of 2018.

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	September 30,	September 30,
	2018	2017
	(Dollars in thousands)
Total factored receivables	$71,008	$48,764
Average factored receivables
For the three months ended	$69,740	$45,323
for the nine months ended	$57,096	$44,097
Total full time equivalent employees	37	40

Third Quarter 2018 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income, before provision for loan losses, increased 23% to $32.5 million for the third quarter of 2018, compared to $26.3 million for the third quarter of 2017. For the first nine months of 2018, net interest income increased 18% to $89.0 million, compared to $75.1 million for the first nine months of 2017.  Net interest income increased for the third quarter of 2018 and the first nine months of 2018, compared to the respective periods in 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates.

•

For the third quarter of 2018, the fully tax equivalent (“FTE”) net interest margin increased 38 basis points to 4.36% from 3.98% for the third quarter of 2017.  The improvement was primarily due to a higher average balance of loans, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley and the United American acquisitions in the second quarter of 2018, the impact of increases in the prime rate, and the rate on overnight funds.

•

For the first nine months of 2018, the net interest margin increased 24 basis points to 4.27%, compared to 4.03% for the first nine months of 2017, primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, the impact of increases in the prime rate, and the rate on overnight funds.

•

The average yield on the loan portfolio increased to 5.92% for the third quarter of 2018, compared to 5.72% for the third quarter of 2017, primarily due to an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, and increases in the prime rate.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased commercial real estate (“CRE”) loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 10 basis points for the third quarter of 2018, compared to the third quarter of 2017.

The average yield on the purchased residential loans was 2.68% for the third quarter of 2018, compared to 2.67% for the third quarter of 2017. The average yield on the purchased CRE loans was 3.24% for the third quarter of 2018, compared to 3.52% the third quarter of 2017.

•

The yield on the loan portfolio increased to 5.82% for the first nine months of 2018, compared to 5.63% for the first nine months of 2017, primarily due to an increase in accretion of the loan purchase discount into loan interest income from the acquisitions and increases in the prime rate.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 9 basis points for the first nine months of 2018, compared to the first nine months of 2017.  The yield on the purchased residential loans was 2.71% for the first nine months of 2018, compared to 2.67% for the first nine months of 2017.  The yield on the purchased CRE loans was 3.45% for the first nine months of 2018, compared to 3.51% for the first nine months of 2017.

•

The accretion of the loan purchase discount into loan interest income from the three acquisitions was $506,000 for the third quarter of 2018, compared to $270,000 for the third quarter of 2017.  The accretion of the loan purchase discount into loan interest income from the three acquisitions was $1.2 million for the first nine months of 2018, compared to $741,000 for the first nine months of 2017.  The total purchase discount on loans from Focus Business Bank (“Focus”) loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $790,000 remains outstanding as of September 30, 2018.  The total purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $2.4 million remains outstanding as of September 30, 2018.  The total purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $4.0 million remains outstanding as of September 30, 2018.

•

There was a ($425,000) credit to the provision for loan losses for the third quarter of 2018, compared to a $115,000 provision for loan losses for the third quarter of 2017. The credit to the provision for loan losses for the third quarter of 2018 was primarily due to net recoveries of $1.2 million. For the nine months ended September 30, 2018, there was a $7.3 million provision for loan losses, compared to a $390,000 provision for loan loan losses for the nine months ended September 30, 2017.  The increase in the provision for loan losses for the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.

•

Total noninterest income was $2.2 million for the third quarter of 2018, compared to $2.5 million for the third quarter of 2017. For the nine months ended September 30, 2018, total noninterest income was $7.2 million, compared to $7.0 million for the nine months ended September 30, 2017. The increase in noninterest income for first nine months of 2018, compared to the first nine months of 2017, was primarily due to proceeds from a legal settlement during the second quarter of 2018, higher service charges and fees on deposit accounts and gain on sales of securities for the first nine months of 2018, partially offset by a lower increase in cash surrender value of life insurance proceeds, servicing income, and gain on sale of SBA loans for the first nine months of 2018.  The first nine months of 2017 also included a higher fee income from Bay View Funding compared to the first nine months of 2018, which was included in other noninterest income.

•

Total noninterest expense for the third quarter of 2018 was $17.7 million, compared to $14.8 million for the third quarter of 2017.  Noninterest expense for the nine months ended September 30, 2018 was $58.6 million, compared to $45.4 million for the nine months ended September 30, 2017. The increase in noninterest expense in the first nine months of 2018, compared to first nine months of 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional operating costs of Tri-Valley and United American, partially offset by lower professional fees.

•

The efficiency ratio for the third quarter of 2018 was 51.15%, compared to 51.54% for the third quarter of 2017. The efficiency ratio for the nine months ended September 30, 2018 was 60.93%, compared to 55.30% for the nine months ended September 30, 2017.

•

The income tax expense for the third quarter of 2018 was $5.0 million, compared income tax expense of $5.2 million for the third quarter of 2017.  The effective tax rate for the third quarter of 2018 decreased to 28.7%, compared to 37.9% for the third quarter of 2017, primarily due to a lower federal corporate tax rate for the third quarter of 2018.  On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other items reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  Income tax expense for the nine months ended September 30, 2018 was $8.2 million, compared to $13.8 million for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 27.0%, compared to 37.9% for the nine months ended September 30, 2017.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, other investments and interest‑bearing deposits in other financial institutions and securities available‑for‑sale, at fair value,  decreased (5%) to $700.1 million at September 30, 2018, from $736.2 million at September 30, 2017, and decreased (1%) from $708.1 million at December 31, 2017.

•	At September 30, 2018, securities held‑to‑maturity, at amortized cost, totaled $375.7 million, compared to $379.5 million at September 30, 2017, and $398.3 million at December 31, 2017.

•

Loans, excluding loans held-for-sale, increased $333.4 million, or 21%, to $1.90 billion at September 30, 2018, compared to $1.57 billion at September 30, 2017, which included $208.8 million in loans from United American, $115.2 million in loans from Tri-Valley, and an increase of $20.3 million, or 1% in the Company’s legacy portfolio, partially offset by a decrease of $7.5 million in purchased residential mortgage loans, and a decrease of $3.4 million of purchased CRE loans. Loans increased $316.7 million, or 20%, to $1.90 billion at September 30, 2018, compared to $1.58 billion at December 31, 2017, which included $208.8 million in loans from United American, $115.2 million in loans from Tri-Valley, and an increase of $1.4 million in the Company’s legacy portfolio, and partially offset by a decrease of $5.6 million in purchased residential mortgage loans, and $3.1 million in purchased CRE loans.

•

Nonperforming assets (“NPAs”) increased to $24.7 million, or 0.77% of total assets, at September 30, 2018, compared to $3.5 million, or 0.12% of total assets, at September 30, 2017, and $2.5 million, or 0.09% of total assets, at December 31, 2017, primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.

•

Classified assets increased to $30.5 million, at September 30, 2018, compared to $10.9 million, at September 30, 2017, primarily due to a single large lending relationship that was moved to classified assets during the fourth quarter of 2017.  Classified assets were $25.1 million at December 31, 2017. There were no foreclosed assets at September 30, 2018, September 30, 2017, and December 31, 2017.

•	Net recoveries totaled $1.2 million for the third quarter of 2018, compared to net recoveries of $236,000 for the third quarter of 2017, and net recoveries of $201,000 for the fourth quarter of 2017.

•

The allowance for loan losses (“ALLL”) at September 30, 2018 was $27.4 million, or 1.44% of total loans, representing 110.97% of total nonperforming loans. The allowance for loan losses at September 30, 2017 was $19.7 million, or 1.26% of total loans, representing 565.68% of total nonperforming loans. The allowance for loan losses at December 31, 2017 was $19.7 million, or 1.24% of total loans, representing 791.07% of total nonperforming loans. The ALLL to total nonperforming loans decreased at September 30, 2018, compared to September 30, 2017 and December 31, 2017, primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.

•

Total deposits increased $264.7 million, or 11%, to $2.75 billion at September 30, 2018, compared to $2.48 billion at September 30, 2017, which included $266.6 million, at fair value, in deposits from United American, $91.4 million, at fair value, in deposits from Tri-Valley, partially offset by decrease of $28.2 million, or (1%), in the Company’s legacy deposits.  Total deposits increased $262.3 million or 11% from $2.48 billion at December 31, 2017, which included $266.6 million, at fair value, in deposits from United American, $91.4 million, at fair value, in deposits from Tri-Valley, partially offset by the maturity of $65.1 million State of California certificates of deposits, and a decrease of $30.6 million in the Company’s legacy deposits.

•

Deposits, excluding all time deposits and CDARS deposits, increased $318.1 million, or 14%, to $2.58 billion at September 30, 2018, compared to $2.26 billion at September 30, 2017, which included $231.9 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, and an increase of $3.1 million in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $305.0 million, or 13%, compared to $2.28 billion at December 31, 2017, which included $231.9 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, partially offset by a decrease of $10.0 million, in the Company’s legacy deposits.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short‑term borrowings) to total assets was 4.25% at September 30, 2018, compared to 7.16% at September 30, 2017, and 6.85% at December 31, 2017.

•	The loan to deposit ratio was 69.19% at September 30, 2018, compared to 63.13% at September 30, 2017, and 63.74% at December 31, 2017.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at September 30, 2018.

				Fully Phased-in
			Well-capitalized	Basel III Minimum
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	14.4%	13.4%	10.0%	10.5%
Tier 1 Risk-Based	11.5%	12.2%	8.0%	8.5%
Common Equity Tier 1 Risk-based	11.5%	12.2%	6.5%	7.0%
Leverage	8.6%	9.1%	5.0%	4.0%

(1)	Fully phased in Basel III requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $264.7 million, or 11%, to $2.75 billion at September 30, 2018, compared to $2.48 billion at September 30, 2017, which included $266.6 million, at fair value, in deposits from United American, $91.4 million, at fair value, in deposits from Tri-Valley, partially offset by decrease of $28.2 million, or (1%), in the Company’s legacy deposits balances.  Total deposits increased $262.3 million or 11% from $2.48 billion at December 31, 2017, which included $266.6 million in deposits from United American, $91.4 million in deposits from Tri-Valley, partially offset by the maturity of $65.1 million State of California certificates of deposits, and a decrease of $30.6 million in the Company’s legacy deposits.

Deposits, excluding all time deposits and CDARS deposits, increased $318.1 million, or 14%, to $2.58 billion at September 30, 2018, compared to $2.26 billion at September 30, 2017, which included $231.9 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, and an increase of $3.1 million in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $305.0 million, or 13%, compared to $2.28 billion at December 31, 2017, which included $231.9 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, partially offset by a decrease of $10.0 million, in the Company’s legacy deposits.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At September 30, 2018, we had $381.0 million in cash and cash equivalents and approximately $635.9 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $636.6 million at fair value in unpledged securities available at September 30, 2018. Our loan to deposit ratio was 69.19% at September 30, 2018, compared to 63.13% at September 30, 2017, and 63.74% at December 31, 2017.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, increased $333.4 million, or 21%, to $1.90 billion at September 30, 2018, compared to $1.57 billion at September 30, 2017, which included $208.8 million in loans from United American, $115.2 million in loans from Tri-Valley, and an increase of $20.3 million, or 1% in the Company’s legacy portfolio, partially offset by a decrease of $7.5 million in purchased residential mortgage loans, and a decrease of $3.4 million of purchased CRE loans. Loans increased $316.7 million, or 20%, to $1.90 billion at September 30, 2018, compared to $1.58 billion at December 31, 2017, which included $208.8 million in loans from United American, $115.2 million in loans from Tri-Valley, and an increase of $1.4 million, or 1%, in the Company’s legacy portfolio, partially offset by a decrease of $5.6 million in purchased residential mortgage loans, and $3.1 million in purchased CRE loans.  The loan portfolio remains well-diversified with commercial and industrial (“C&I”) loans accounting for 31% of the loan portfolio at September 30, 2018, which included $71.0 million of factored receivables. CRE loans accounted for 52% of the total loan portfolio, of which 39% were occupied by businesses that own them.  Land and construction loans accounted for 7% of total loans, consumer and home equity loans accounted for 7% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at September 30, 2018.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income before provision for loan losses increased 23% to $32.5 million for the third quarter of 2018, compared to $26.3 million for the third quarter of 2017. For the first nine months of 2018, net interest income increased 18% to $89.0 million, compared to $75.1 million for the first nine months of 2017.  Net interest income increased for the first nine months of 2018, compared to the first nine months of 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the third quarter of 2018 was $17.7 million, compared to $14.8 million for the third quarter of 2017. Noninterest expense for the nine months ended September 30, 2018 was $58.5 million, compared to $45.4 million for the nine months ended September 30, 2017. The increase in noninterest expense in the first nine months of 2018, compared to first nine months of 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional operating costs of Tri-Valley and United American, partially offset by lower professional fees.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,918,791	28,632	5.92%	$1,560,421	22,507	5.72%
Securities — taxable	624,352	3,483	2.21%	671,528	3,596	2.12%
Securities — exempt from Federal tax (3)	87,410	702	3.19%	89,426	866	3.84%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	335,373	1,940	2.29%	335,706	1,289	1.52%
Total interest earning assets (3)	2,965,926	34,757	4.65%	2,657,081	28,258	4.22%
Cash and due from banks	40,704			35,173
Premises and equipment, net	7,320			7,609
Goodwill and other intangible assets	96,436			51,715
Other assets	82,753			85,229
Total assets	$3,193,139			$2,836,807
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,071,638			$980,554

Demand, interest-bearing	682,694	551	0.32%	583,363	290	0.20%
Savings and money market	823,762	761	0.37%	686,511	429	0.25%
Time deposits — under $100	23,699	23	0.39%	19,770	14	0.28%
Time deposits — $100 and over	131,262	237	0.72%	181,167	317	0.69%
CDARS — interest-bearing demand, money
market and time deposits	15,971	3	0.07%	18,650	1	0.02%
Total interest-bearing deposits	1,677,388	1,575	0.37%	1,489,461	1,051	0.28%
Total deposits	2,749,026	1,575	0.23%	2,470,015	1,051	0.17%

Subordinated debt, net of issuance costs	39,292	583	5.89%	39,120	583	5.91%
Short-term borrowings	133	1	2.98%	84	—	0.00%
Total interest-bearing liabilities	1,716,813	2,159	0.50%	1,528,665	1,634	0.42%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,788,451	2,159	0.31%	2,509,219	1,634	0.26%
Other liabilities	54,717			54,922
Total liabilities	2,843,168			2,564,141
Shareholders’ equity	349,971			272,666
Total liabilities and shareholders’ equity	$3,193,139			$2,836,807
Net interest income (3) / margin		32,598	4.36%		26,624	3.98%
Less tax equivalent adjustment (3)		(147)			(303)
Net interest income		$32,451			$26,321

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $73,000 for the third quarter of 2018, compared to $200,000 for the third quarter of 2017.

(3)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the third quarter of 2018, and a 35% tax rate for the third quarter of 2017.

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$1,776,546	77,272	5.82%	$1,521,447	$64,112	5.63%
Securities — taxable	662,274	11,112	2.24%	616,648	9,916	2.15%
Securities — exempt from Federal tax (3)	87,990	2,120	3.22%	89,991	2,606	3.87%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	271,757	4,408	2.17%	291,222	3,037	1.39%
Total interest earning assets (3)	2,798,567	94,912	4.53%	2,519,308	79,671	4.23%
Cash and due from banks	37,890			33,656
Premises and equipment, net	7,330			7,581
Goodwill and other intangible assets	77,777			52,103
Other assets	82,666			85,901
Total assets	$3,004,230			$2,698,549
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,003,590			$924,841

Demand, interest-bearing	651,445	1,319	0.27%	574,966	880	0.20%
Savings and money market	769,448	1,823	0.32%	632,907	1,081	0.23%
Time deposits — under $100	21,235	58	0.37%	20,141	44	0.29%
Time deposits — $100 and over	131,436	564	0.57%	191,301	859	0.60%
CDARS — interest-bearing demand, money
market and time deposits	16,086	8	0.07%	13,061	3	0.03%
Total interest-bearing deposits	1,589,650	3,772	0.32%	1,432,376	2,867	0.27%
Total deposits	2,593,240	3,772	0.19%	2,357,217	2,867	0.16%

Subordinated debt, net of issuance costs	39,246	1,731	5.90%	17,912	811	6.05%
Short-term borrowings	76	1	1.76%	68	1	1.97%
Total interest-bearing liabilities	1,628,972	5,504	0.45%	1,450,356	3,679	0.34%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,632,562	5,504	0.28%	2,375,197	3,679	0.21%
Other liabilities	54,204			57,377
Total liabilities	2,686,766			2,432,574
Shareholders’ equity	317,464			265,975
Total liabilities and shareholders’ equity	$3,004,230			$2,698,549
Net interest income (3) / margin		89,408	4.27%		75,992	4.03%
Less tax equivalent adjustment (3)		(445)			(912)
Net interest income		$88,963			$75,080

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $322,000 for the nine months ended September 30, 2018, compared to $370,000 for the nine months ended September 30, 2017.

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

	Three Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$5,348	$777	$6,125
Securities — taxable	(258)	145	(113)
Securities — exempt from Federal tax (1)	(17)	(147)	(164)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	2	649	651
Total interest income on interest earning assets (1)	5,075	1,424	6,499
Expense from the interest-bearing liabilities:
Demand, interest-bearing	80	181	261
Savings and money market	121	211	332
Time deposits — under $100	4	5	9
Time deposits — $100 and over	(92)	12	(80)
CDARS — interest-bearing demand, money market and time deposits	—	2	2
Subordinated debt, net of issuance costs	2	(2)	—
Short-term borrowings	1	—	1
Total interest expense on interest-bearing liabilities	116	409	525
Net interest income (1)	$4,959	$1,015	5,974
Less tax equivalent adjustment (1)			156
Net interest income			$6,130

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the third quarter of 2018, and a 35% tax rate for the third quarter of 2017.

	Nine Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$11,042	$2,117	$13,159
Securities — taxable	781	415	1,196
Securities — exempt from Federal tax (1)	(47)	(439)	(486)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(318)	1,690	1,372
Total interest income on interest-earning assets (1)	11,458	3,783	15,241

Expense from the interest-bearing liabilities:
Demand, interest-bearing	158	281	439
Savings and money market	308	434	742
Time deposits — under $100	2	12	14
Time deposits — $100 and over	(252)	(43)	(295)
CDARS — interest-bearing demand, money market
and time deposits	1	4	5
Subordinated debt, net of issuance costs	941	(21)	920
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	1,158	667	1,825
Net interest income (1)	$10,300	$3,116	13,416
Less tax equivalent adjustment (1)			467
Net interest income			$13,883

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for 2018, and a 35% tax rate for 2017.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, increased 38 basis points to 4.36% for the third quarter of 2018, from 3.98% for the third quarter of 2017. The improvement was primarily due to a higher average balance of loans, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley Bank and the United American Bank acquisitions in the second quarter of 2018, the impact of increases in the prime rate, and the rate on overnight funds.

For the first nine months of 2018, the net interest margin increased 24 basis points to 4.27%, compared to 4.03% for the first nine months of 2017, primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley and United American acquisitions in the second quarter of 2018, the impact of increases in the prime rate, and the rate on overnight funds.

The average yield on the loan portfolio increased to 5.92% for the third quarter of 2018, compared to 5.72% for the third quarter of 2017, primarily due to an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, and increases in the prime rate.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 10 basis points for the third quarter of 2018, compared to the third quarter of 2017. The average yield on the purchased residential loans was 2.68% for the third quarter of 2018, compared to 2.67% for the third quarter of 2017. The average yield on the purchased CRE loans was 3.24% for the third quarter of 2018, compared to 3.52% the third quarter of 2017.

The yield on the loan portfolio increased to 5.82% for the first nine months of 2018, compared to 5.63% for the first nine months of 2017, primarily due to to an increase in accretion of the loan purchase discount into loan interest income from the acquisitions and increases in the prime rate.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 9 basis points for the first nine months of 2018, compared to the first nine months of 2017.  The yield on the purchased residential loans was 2.71% for the first nine months of 2018, compared to 2.67% for the first nine months of 2017.  The yield on the purchased CRE loans was 3.45% for the first nine months of 2018, compared to 3.51% for the first nine months of 2017.

Net interest income, before the provision for loan losses, increased 23% to $32.5 million for the third quarter of 2018, compared to $26.3 million for the third quarter of 2017. Net interest income increased 18% to $89.0 million for the nine months ended September 30, 2018, compared to $75.1 million for the nine months ended September 30, 2017. Net interest income increased for the third quarter of 2018 and the first nine months of 2018, compared to the respective periods in 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates.

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

There was a ($425,000) credit to the provision for loan losses for the third quarter of 2018, compared to a provision for loan losses of $115,000 for the third quarter of 2017. The credit to the provision for loan losses for the third quarter of 2018 was primarily due to net recoveries of $1.2 million. For the nine months ended September 30, 2018, there was a $7.3 million provision for loan losses compared to a $390,000 provision for loan losses for the nine months ended September 30, 2017. The increase in the provision for loan losses for the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.  At September 30, 2018, the recorded investment of this lending relationship was $21.8 million, and the Company had a $7.0 million specific loan loss reserve allocated for this lending relationship.  Additionally, subsequent to the end of the third quarter of 2018, the recorded investment of this lending relationship was reduced to $17.4 million.  Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses”.

The allowance for loan losses totaled $27.4 million, or 1.44% of total loans at September 30, 2018, compared to $19.7 million, or 1.26% of total loans at September 30, 2017, and $19.7 million, or 1.24% of total loans at December 31, 2017. Net recoveries totaled $1.2 million for the third quarter of 2018, compared to net recoveries of $236,000 for the third quarter of 2017, and net recoveries of $201,000 for the fourth quarter of 2017. The allowance for loan losses to total nonperforming loans decreased to110.97% at September 30, 2018, compared to 565.68% at September 30, 2017, and 791.07% at December 31, 2017, primarily due to the single lending relationship that was placed on nonaccrual during the second quarter of 2018.  The loans acquired from Tri-Valley and United American are included in total loans; however, there was minimal allowance for loan losses attributed to these loans at September 30, 2018 because upon acquisition they were marked to fair value.

Noninterest Income			Increase
	Three Months Ended		(decrease)
	September 30,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,107	$869	$238	27%
Gain on sales of SBA loans	236	147	89	61%
Increase in cash surrender value of life insurance	216	417	(201)	(48)%
Servicing income	163	246	(83)	(34)%
Other	484	781	(297)	(38)%
Total	$2,206	$2,460	$(254)	(10)%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,981	$2,410	$571	24%
Gain on sales of SBA loans	551	635	(84)	(13)%
Increase in cash surrender value of life insurance	816	1,259	(443)	(35)%
Servicing income	533	736	(203)	(28)%
Gain (loss) on sales of securities	266	(6)	272	4,533%
Other	2,034	2,014	20	1%
Total	$7,181	$7,048	$133	2%

Total noninterest income decreased to $2.2 million for the third quarter of 2018, compared to $2.5 million for the third quarter of 2017.  For the nine months ended September 30, 2018, noninterest income increased to $7.2 million, compared to $7.0 million for the nine months ended September 30, 2017, primarily due to proceeds from a legal settlement during the second quarter of 2018, higher service charges and fees on deposit accounts and gain on sales of securities for the first nine months of 2018, partially offset by a lower increase in cash surrender value of life insurance proceeds, servicing income, and gain on sale of SBA loans for the first nine months of 2018.  The first nine months of 2017 also included a higher fee income from Bay View Funding which was included in other noninterest income. The Company received $1.3 million in proceeds from a legal settlement during the second quarter of 2018, of which $377,000 was recorded in other noninterest income, and $922,000 was credited to professional fees for recaptured legal fees previously paid by the Company.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended September 30, 2018, SBA loan sales resulted in a $236,000 gain, compared to a $147,000 gain on sales of SBA loans for the three months ended September 30, 2017. For the nine months ended September 30, 2018, SBA loan sales resulted in a $551,000 gain, compared to a $635,000 gain on sale of SBA loans for the nine months ended September 30, 2017.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

			Increase
	Three Months Ended		(Decrease)
	September 30,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits (1)	$10,719	$9,071	$1,648	18%
Occupancy and equipment	1,559	1,142	417	37%
Professional fees	721	695	26	4%
Amortization of intangible assets	631	296	335	113%
Software subscriptions	555	475	80	17%
Data processing	525	411	114	28%
Insurance expense	430	401	29	7%
Acquisition and integration related costs	16	—	16	N	/A
Other	2,572	2,343	229	10%
Total	$17,728	$14,834	$2,894	20%

(1)	Salaries and employee benefits included severance and retention expense of $183,000 related to the Tri-Valley and United American acquisitions for the third quarter 2018.

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2018 versus 2017
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits (1)	$35,302	$27,766	$7,536	27%
Occupancy and equipment	3,927	3,426	501	15%
Professional fees	1,116	2,439	(1,323)	(54)%
Amortization of intangible assets	1,336	1,083	253	23%
Software subscriptions	1,747	1,333	414	31%
Data processing	1,501	1,080	421	39%
Insurance expense	1,236	1,123	113	10%
Acquisition and integration related costs	5,452	—	5,452	N	/A
Other	6,963	7,166	(203)	(3)%
Total	$58,580	$45,416	$13,164	29%

(1)	Salaries and employee benefits included severance and retention expense of $3.6 million related to the Tri-Valley and United American acquisitions for the nine months of 2018.

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	Three Months Ended September 30,
		Percent of		Percent of
	2018	Total	2017	Total
	(Dollars in thousands)
Salaries and employee benefits (1)	$10,719	60%	$9,071	61%
Occupancy and equipment	1,559	9%	1,142	8%
Professional fees	721	4%	695	4%
Amortization of intangible assets	631	4%	296	2%
Software subscriptions	555	3%	475	3%
Data processing	525	3%	411	3%
Insurance expense	430	2%	401	3%
Acquisition and integration related costs	16	0%	—	0%
Other	2,572	15%	2,343	16%
Total	$17,728	100%	$14,834	100%

(1)	Salaries and employee benefits included severance and retention expense of $183,000 related to the Tri-Valley and United American acquisitions for the third quarter of 2018.

	Nine Months Ended September 30,
	2018		2017
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits (1)	$35,302	60%	$27,766	61%
Occupancy and equipment	3,927	7%	3,426	8%
Professional fees	1,116	2%	2,439	5%
Amortization of intangible assets	1,336	2%	1,083	2%
Software subscriptions	1,747	3%	1,333	3%
Data processing	1,501	3%	1,080	2%
Insurance expense	1,236	2%	1,123	3%
Acquisition and integration related costs	5,452	9%	—	0%
Other	6,963	12%	7,166	16%
Total	$58,580	100%	$45,416	100%

(1)	Salaries and employee benefits included severance and retention expense of $3.6 million related to the Tri-Valley and United American acquisitions for the nine months of 2018.

Total noninterest expense for the third quarter of 2018 was $17.7 million, compared to $14.8 million for the third quarter of 2017.  Noninterest expense for the nine months ended September 30, 2018 was $58.5 million, compared to $45.4 million for the nine months ended September 30, 2017. The increase in noninterest expense in the first nine months of 2018, compared to first nine months of 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional operating costs of Tri-Valley and United American, partially offset by lower professional fees.  Other noninterest expense included pre-tax acquisition and integration costs of $16,000 and $5.5 million for the third quarter of 2018, and the first nine months of 2018, respectively. In addition, salaries and employee benefits included severance and retention expense of $183,000, and $3.6 million for the third quarter of 2018, and the first nine months of 2018, respectively, related to the Tri-Valley and United American acquisitions.  Total severance, retention, acquisition and integration costs were $199,000 and $9.0 million for the third quarter of 2018, and the first nine months of 2018, respectively. Professional fees totaled $1.1 million for the first nine months of 2018, compared to $2.4 million for the first nine months of 2017, primarily due to the recovery of $922,000 of professional fees from a legal settlement in the second quarter of 2018.  Full time equivalent employees were 296, 282, and 278 at September 30, 2018, September 30, 2017, and December 31, 2017, respectively

Income Tax Expense

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Effective income tax rate	28.7%	37.9%	27.0%	37.9%

The Company’s income tax expense for the third quarter of 2018 was $5.0 million, compared to income tax expense of $5.2 million for the third quarter of 2017.  The effective tax rate for the third quarter of 2018 decreased compared to the third quarter of 2017, primarily due to lower federal corporate tax rate for the third quarter of 2018.  On December 22, 2017, the Tax Act, was signed into law, which among other things reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  Income tax expense for the nine months ended September 30, 2018 was $8.2 million, compared to $13.8 million for the nine months ended September 30, 2017.

The difference in the effective tax rate for the periods reported compared to the combined Federal and state statutory tax rate of 29.6% for the third quarter of 2018 and the first nine months of 2018, and 42% for the the third quarter of 2017 and first nine months of 2017, is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships (net of low income housing investment losses), and tax-exempt interest income earned on municipal bonds.

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to income tax expense of ($58,000) for the third quarter of 2018, compared to a reduction of ($106,000) for the third quarter of 2017, and a reduction to income tax expense of ($351,000) for the first nine months of 2018, compared to a reduction of ($158,000) for the first nine months of 2017.

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

The Company had net deferred tax assets of $28.1 million at September 30, 2018, $22.4 million at September 30, 2017, and $16.2 million at December 31, 2017. After consideration of the matters in the preceding paragraph, the

Company determined that it is more likely than not that the net deferred tax assets September 30, 2018, September 30, 2017, and December 31, 2017 will be fully realized in future years.

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

	Three Months Ended September 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,425	$4,185	$34,610
Intersegment interest allocations	601	(601)	—
Total interest expense	2,159	—	2,159
Net interest income	28,867	3,584	32,451
Provision (credit) for loan losses	(671)	246	(425)
Net interest income after provision	29,538	3,338	32,876
Noninterest income	2,011	195	2,206
Noninterest expense (2)	16,045	1,683	17,728
Intersegment expense allocations	172	(172)	—
Income before income taxes	15,676	1,678	17,354
Income tax expense	4,483	496	4,979
Net income	$11,193	$1,182	$12,375

Total assets	$3,107,897	$85,013	$3,192,910
Loans, net of deferred fees	$1,828,379	$71,008	$1,899,387
Goodwill	$70,708	$13,044	$83,752

(1) Includes the holding company’s results of operations
(2) The banking segment’s noninterest expense includes acquisition costs of $199,000

	Three Months Ended September 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$24,805	$3,150	$27,955
Intersegment interest allocations	284	(284)	—
Total interest expense	1,634	—	1,634
Net interest income	23,455	2,866	26,321
Provision for loan losses	107	8	115
Net interest income after provision	23,348	2,858	26,206
Noninterest income	2,101	359	2,460
Noninterest expense	13,149	1,685	14,834
Intersegment expense allocations	130	(130)	—
Income before income taxes	12,430	1,402	13,832
Income tax expense	4,660	589	5,249
Net income	$7,770	$813	$8,583

Total assets	$2,776,262	$67,686	$2,843,948
Loans, net of deferred fees	$1,517,186	$48,764	$1,565,950
Goodwill	$32,620	$13,044	$45,664

(1) Includes the holding company’s results of operations

	Nine Months Ended September 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$83,781	$10,686	$94,467
Intersegment interest allocations	1,304	(1,304)	—
Total interest expense	5,504	—	5,504
Net interest income	79,581	9,382	88,963
Provision for loan losses	6,958	321	7,279
Net interest income after provision	72,623	9,061	81,684
Noninterest income	6,628	553	7,181
Noninterest expense (2)	53,813	4,767	58,580
Intersegment expense allocations	574	(574)	—
Income before income taxes	26,012	4,273	30,285
Income tax expense	6,923	1,263	8,186
Net income	$19,089	$3,010	$22,099

Total assets	$3,107,897	$85,013	$3,192,910
Loans, net of deferred fees	$1,828,379	$71,008	$1,899,387
Goodwill	$70,708	$13,044	$83,752

(1)Includes the holding company’s results of operations

(2)The banking segment’s noninterest expense includes acquisition costs of $9.0 million

	Nine Months Ended September 30, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$70,146	$8,613	$78,759
Intersegment interest allocations	786	(786)	—
Total interest expense	3,679	—	3,679
Net interest income	67,253	7,827	75,080
Provision for loan losses	372	18	390
Net interest income after provision	66,881	7,809	74,690
Noninterest income	6,153	895	7,048
Noninterest expense	40,152	5,264	45,416
Intersegment expense allocations	392	(392)	—
Income before income taxes	33,274	3,048	36,322
Income tax expense	12,472	1,280	13,752
Net income	$20,802	$1,768	$22,570

Total assets	$2,776,262	$67,686	$2,843,948
Loans, net of deferred fees	$1,517,186	$48,764	$1,565,950
Goodwill	$32,620	$13,044	$45,664

(1) Includes the holding company’s results of operations

Banking.  Our banking segment’s net income was $11.2 million for the three months ended September 30, 2018, compared to net income of $7.8 million for the three months ended September 30, 2017. The banking segment’s earnings for the first nine months of 2018 was $19.1 million, compared to $20.8 million for the first nine months of 2017. Net interest income increased to $28.9 million for the three months ended September 30, 2018, compared to $23.5 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, net interest income increased to $79.6 million, compared to $67.3 million for the nine months ended September 30, 2017. The increase in net interest income for the three and nine months ended September 30, 2018, compared to the comparable periods in 2017, was primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates. The credit to the provision for loan losses was ($671,000) for the three months ended September 30, 2018, compared to a provision for loan losses of $107,000 for the three months ended September 30, 2017. The credit to the provision for loan losses for the third quarter of 2018 was primarily due to net recoveries of $1.2 million. For the nine months ended September 30, 2018, the provision for loan losses was $7.0 million, compared to a provision for loan losses of $372,000 for the nine months ended September 30, 2017. The increase in the provision for loan losses for the first nine months of 2018 compared to the first nine months of 2017 was primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018. Noninterest income was $2.0 million for the three months ended September 30, 2018, compared to $2.1 million for the three months ended September 30, 2017. Noninterest income increased to $6.6 million for the nine months ended September 30, 2018, compared to $6.2 million for the nine months ended September 30, 2017, primarily due to proceeds from a legal settlement during the second quarter of 2018, higher service charges and fees on deposit accounts and gain on sales of securities for the first nine months of 2018. Noninterest expense increased to $16.0 million for the three months ended September 30, 2018, compared to $13.1 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, noninterest expense was $53.8 million, compared to $40.2 million for the nine months ended September 30, 2017. The increase in noninterest expense in the first nine months of 2018, compared to first nine months of 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional operating costs of Tri-Valley and United American, partially offset by lower professional fees.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 35 days for the nine months ended September 30, 2018, compared to 36 days for the nine months ended September 30, 2017. Net interest income for the three months and nine months ended September 30, 2018, increased compared to the three months and nine months ended September 30, 2017, primarily due to an increase in the average balance of factored receivables outstanding, partially offset by a decrease in the average yield on the factored receivables portfolio.

FINANCIAL CONDITION

As of September 30, 2018, total assets increased to $3.19 billion, compared to $2.84 billion at September 30, 2017, and December 31, 2017. The increase in total assets at September 30, 2018 was primarily due to the Tri-Valley and United American acquisitions.  Tri-Valley added $115.2 million in loans, at fair value, and $91.4 million in deposits, at fair value at September 30, 2018. United American added $208.8 million in loans, at fair value, and $266.6 million in deposits, at fair value, at September 30, 2018.

Securities available‑for‑sale, at fair value, were $319.1 million at September 30, 2018, a decrease of (18%) from $390.1 million at September 30, 2017, and a decrease of (19%) from $391.9 million at December 31, 2017. Securities held‑to‑maturity, at amortized cost, were $375.7 million at September 30, 2018, a decrease of (1%) from $379.5 million at September 30, 2017, and a decrease of (6% )from $398.3 million at December 31, 2017. Total loans, excluding loans held‑for‑sale, increased $333.4 million, or 21%, to $1.90 billion at September 30, 2018, compared to $1.57 billion at September 30, 2017, which included $208.8 million in loans from United American, $115.2 million in loans from Tri-Valley, and an increase of $20.3 million, or 1% in the Company’s legacy portfolio, partially offset by a decrease of $7.5  million in purchased residential mortgage loans and a decrease of $3.4 million in purchased CRE loans. Loans increased 20% at September 30, 2018, compared to $1.58 billion at December 31, 2017, which included $208.8 million in loans from United American, $115.2 million in loans from Tri-Valley, and an increase of $1.4 million in the Company’s legacy portfolio, partially offset by a decrease of $5.6 million in purchased residential mortgages, and a decrease of $3.1 million in purchased CRE loans.

Total deposits increased $264.7 million, or 11%, to $2.75 billion at September 30, 2018, compared to $2.48 billion at September 30, 2017, which included $266.6 million in deposits from United American, $91.4 million in deposits from Tri-Valley, a decrease of $65.1 million in State of California certificates of deposits due to maturity, and a decrease of $28.2 million, or (1%), in the Company’s legacy deposits.  Total deposits increased $262.3 million, or 11%, at September 30, 2018 from $2.48 billion at December 31, 2017, which included $266.6 million in deposits from United American, $91.4 million in deposits from Tri-Valley, the maturity of $65.1 million in State of California certificates of deposits, and a decrease of $30.6 million in the Company’s legacy deposits.

Deposits, excluding all time deposits and CDARS deposits, increased $318.1 million, or 14%, to $2.58 billion at September 30, 2018, compared to $2.26 billion at September 30, 2017, which included $231.9 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, and an increase of $3.1 million in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $305.0 million, or 13%, compared to $2.28 billion at December 31, 2017, which included $231.9 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, partially offset by a decrease of $10.0 million in the Company’s legacy deposits.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$311,665	$373,167	$374,733
U.S. Government sponsored entities	7,406	—	—
Trust preferred securities	—	16,940	17,119
Total	$319,071	$390,107	$391,852
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$288,594	$290,418	$309,616
Municipals — exempt from Federal tax	87,138	89,132	88,725
	$375,732	$379,550	$398,341

The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2018:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$238,391	2.22%	$73,274	2.52%	$—	—	$311,665	2.29%
U.S. Government sponsored entities	—	—	7,406	2.65%	—	—	—	—	7,406	2.65%
Total	$—	—	$245,797	2.24%	$73,274	2.52%	$—	—	$319,071	2.30%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$204,487	2.04%	$43,486	2.43%	$40,621	3.17%	$288,594	2.26%
Municipals — exempt from Federal tax (1)	4,297	3.22%	21,107	3.38%	12,289	3.04%	49,445	3.20%	87,138	3.22%
Total	$4,297	3.22%	$225,594	2.16%	$55,775	2.56%	$90,066	3.19%	$375,732	2.48%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The investment securities available‑for‑sale portfolio, at fair value, totaled $319.1 million at September 30, 2018, a decrease of (18%) from $390.1 million at September 30, 2017, and a decrease of (19%) from $391.9 million at December 31, 2017. At September 30, 2018, the Company’s securities available-for-sale portfolio was comprised of $311.7 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities) and $7.4 million U.S. Government sponsored entities debt securities. The pre-tax unrealized loss on securities available-for-sale at September 30, 2018 was ($12.7) million, compared to a pre-tax unrealized gain on securities available-for-sale of $1.0 million at September 30, 2017, and a pre-tax unrealized loss on securities available-for-sale of ($1.5) million at December 31, 2017.  All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio. Investment securities available-for-sale acquired from United American totaled $63.7 million, at fair value, on May 4, 2018.  Subsequent to closing, the Company sold $55.4 million of these securities, for a gain on sale of securities of $179,000 in the second quarter of 2018.

At September 30, 2018, investment securities held‑to‑maturity, at amortized cost, totaled $375.7 million, a decrease of (1%) from $379.5 million at September 30, 2017, and a decrease of (6%) from $398.3 million at December 31, 2017. At September 30, 2018, the Company’s securities held-to-maturity portfolio was comprised of $288.6 million agency mortgage-backed securities, and $87.1 million tax-exempt municipal bonds.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 59% of total assets at September 30, 2018, represented 55% at September 30, 2017, and represented 56% at December 31, 2017. The ratio of loans to deposits was 69.19% at September 30, 2018, compared to 63.13% at September 30, 2017, and 63.74% at December 31, 2017.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2018		September 30, 2017		December 31, 2017
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$600,594	31%	$587,276	38%	$573,296	36%
Real estate:
CRE	988,491	52%	754,856	48%	772,867	49%
Land and construction	131,548	7%	92,310	6%	100,882	6%
Home equity	116,657	6%	74,171	4%	79,176	5%
Residential mortgages	52,441	3%	46,489	3%	44,561	3%
Consumer	9,932	1%	11,749	1%	12,395	1%
Total Loans	1,899,663	100%	1,566,851	100%	1,583,177	100%
Deferred loan fees, net	(276)	—	(901)	—	(510)	—
Loans, net of deferred fees	1,899,387	100%	1,565,950	100%	1,582,667	100%
Allowance for loan losses	(27,426)		(19,748)		(19,658)
Loans, net	$1,871,961		$1,546,202		$1,563,009

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 68% of its gross loans were secured by real property at September 30, 2018, compared to 60% at September 30, 2017 and 63% at December 31, 2017. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the third quarter and nine months ended September 30, 2018, loans were sold resulting in a gain on sales of SBA loans of $236,000, and $551,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 35 days for the first nine months of 2018, compared to 36 days for the first nine months of 2017. The average life of the factored receivables was 36 days for the year ended December 31, 2017. The balance of the purchased receivables was $71.0 million at September 30, 2018, compared to $48.8 million at both September 30, 2017 and at December 31, 2017.

The commercial loan portfolio increased $13.3 million to $600.6 million at September 30, 2018, from $587.3 million at September 30, 2017, which included $21.7 million of loans added from United American, and $10.2 million of loans added from Tri-Valley, partially offset by a decrease of $18.6 million, or (3%), the Company’s legacy portfolio.  The commercial loan portfolio increased $27.3 million from $573.3 million at December 31, 2017, which included $21.7 million of loans added from United American, $10.2 million of loans added from Tri-Valley, partially offset by a decrease of $4.6 million, or (1%), in the Company’s legacy portfolio. C&I usage was 36% at September 30, 2018, compared to 37% at September 30, 2017 and December 31, 2017.

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

The CRE loan portfolio increased $233.6 million, or 31%, to $988.5 million at September 30, 2018, compared to $754.9 million at September 30, 2017, which included $135.9 million of loans added from United American, $93.7 million of loans added from Tri-Valley, and an increase of $7.3 million, or 1%, in the Company’s legacy portfolio, partially offset by a decrease of $3.3 million in purchased CRE loans.  The CRE loan portfolio increased $215.6, or 28%, from $772.9 million at December 31, 2017, which included $135.9 million of loans added from United American, $93.7 million of loans added from Tri-Valley, partially offset by a decrease of $11.0 million, or (1%) in the Company’s legacy portfolio, and $3.1 million in purchased CRE loans.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $39.2 million, or 43%, to $131.5 million at September 30, 2018, compared to $92.3 million at September 30, 2017, and increased $30.7 million, or 30%, from $100.9 million at December 31, 2017, primarily due to organic growth of $26.6 million and $4.1 million of loans added from United American.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $42.5 million, or 57%, to $116.7 million at September 30, 2018, compared to $74.2 million at September 30, 2017, which included $32.9 million of loans added from United American, and $11.4 million of loans added from Tri-Valley, partially offset by a decrease of $1.8 million in the Company’s legacy portfolio.  Home equity lines of credit increased $37.5 million, or 47%, compared to $79.2 million at December 31, 2017, which included $32.9 million of loans added from United American, and $11.4 million of loans added from Tri-Valley, partially offset by a decrease of $6.8 million in the Company’s legacy portfolio.

Residential mortgage loans increased $5.9 million, 13%, to $52.4 million at September 30, 2018, compared to $46.5 million at September 30, 2017, primarily due to $13.4 million of loans added from United American, partially offset by a $7.5 million decrease in purchased residential mortgage loans.  Residential mortgage loans increased $7.8 million, from $44.6 million at December 31, 2017 primarily due to $13.4 million of loans added from United American, partially offset by a $5.6 million decrease in purchased residential mortgage loans.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $59.5 million and $99.2 million at September 30, 2018, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of September 30, 2018. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2018, approximately 52% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$478,040	100,660	21,894	$600,594
Real estate:
CRE	115,730	443,557	429,204	988,491
Land and construction	128,571	1,705	1,272	131,548
Home equity	107,716	4,361	4,580	116,657
Residential mortgages	1,460	5,764	45,217	52,441
Consumer	9,729	199	4	9,932
Loans	$841,246	$556,246	$502,171	$1,899,663

Loans with variable interest rates	$749,126	169,428	77,556	$996,110
Loans with fixed interest rates	92,120	386,819	424,614	903,553
Loans	$841,246	$556,247	$502,170	$1,899,663

Loan Servicing

As of September 30, 2018 and 2017, $113.1 million and $141.9 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning of period balance	$1,065	$1,554	$1,373	$1,854
Additions	84	40	160	158
Amortization	(170)	(175)	(554)	(593)
End of period balance	$979	$1,419	$979	$1,419

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2018 and 2017, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Beginning of period balance	$919	$1,028	$968	$1,067
Unrealized holding loss	(56)	(39)	(105)	(78)
End of period balance	$863	$989	$863	$989

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $10.9 million and $6.9 million at September 30, 2018 and December 31, 2017, respectively, of which $617,000 and $1.4 million were on nonaccrual. At September 30, 2018, there were also $22.7 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2017, there were also $840,000 loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,		December 31,
	2018	2017	2017
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$23,342	$2,560	$2,250
Restructured and loans 90 days past due and
still accruing	1,373	931	235
Total nonperforming loans	24,715	3,491	2,485
Foreclosed assets	—	—	—
Total nonperforming assets	$24,715	$3,491	$2,485

Nonperforming assets as a percentage of loans
plus foreclosed assets	1.30%	0.22%	0.16%
Nonperforming assets as a percentage of total assets	0.77%	0.12%	0.09%

Nonperforming assets were $24.7 million, or 0.77% of total assets, at September 30, 2018, compared to $3.5 million, or 0.12% of total assets, at September 30, 2017, and $2.5 million, or 0.09% of total assets, at December 31, 2017. The increase in nonperforming assets at September 30, 2018, compared to September 30, 2017 and December 31, 2017, was primarily due to a single large lending relationship that was place on nonaccrual during the second quarter of

2018.  At September 30, 2018, the recorded investment of this lending relationship was $21.8 million, and the Company had a $7.0 million specific loan loss reserve allocated for this lending relationship.  Additionally, subsequent to the end of the third quarter of 2018, the recorded investment of this lending relationship was reduced to $17.4 million.

The following table presents nonperforming loans by class at the dates indicated:

	September 30, 2018			December 31, 2017
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$17,361	$1,148	$18,509	$1,250	$235	$1,485
Real estate:
CRE	5,639	—	5,639	501	—	501
Land and construction	—	—	—	119	—	119
Home equity	342	225	567	379	—	379
Consumer	—	—	—	1	—	1
Total	$23,342	$1,373	$24,715	$2,250	$235	$2,485

Loans with a well‑defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard‑nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, was $30.5 million at September 30, 2018, $10.9 million at September 30, 2017, and $25.1 million at December 31, 2017. The increase in classified loans at September 30, 2018 was primarily due to loans associated with the lending relationship discussed above that was moved to classified loans, which totaled $21.8 million at September 30, 2018, compared to $12.5 million at December 31, 2017.  Loans held‑for‑sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	September 30, 2018			September 30, 2017			December 31, 2017
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$577,325	$23,269	$600,594	$578,867	$8,409	$587,276	$554,913	$18,383	$573,296
Real estate:
CRE	982,852	5,639	988,491	754,152	704	754,856	766,988	5,879	772,867
Land and construction	131,548	—	131,548	91,217	1,093	92,310	100,763	119	100,882
Home equity	115,019	1,638	116,657	73,469	702	74,171	78,486	690	79,176
Residential mortgages	52,441	—	52,441	46,489	—	46,489	44,561	—	44,561
Consumer	9,932	—	9,932	11,748	1	11,749	12,394	1	12,395
Total	$1,869,117	$30,546	$1,899,663	$1,555,942	$10,909	$1,566,851	$1,558,105	$25,072	$1,583,177

Classified assets were $30.5 million, or 0.95% of total assets, at September 30, 2018, compared to $10.9 million, or 0.38% of total assets, at September 30, 2017 and $25.1 million, or 0.88% of total assests at December 31, 2017. The increase in classified assets at September 30, 2018 was primarily due to seasonal advances on lines of credit associated with a single large lending relationship that was moved to classified loans in the fourth quarter of 2017, which totaled $21.8 million at September 30, 2018, compared to $12.5 million at December 31, 2017. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Nine Months Ended September 30, 2018
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2018	$309	$16	$325
Additions	384	—	384
Principal repayments	(17)	(16)	(33)
Balance at September 30, 2018	$676	$—	$676

	Nine Months Ended September 30, 2017
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2017	$131	$2	$133
Additions	228	90	318
Principal repayments	(16)	(1)	(17)
Balance at September 30, 2017	$343	$91	$434

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,522	$9,020	$122	$26,664
Charge-offs	(719)	—	(25)	(744)
Recoveries	1,897	34	—	1,931
Net (charge-offs) recoveries	1,178	34	(25)	1,187
Provision (credit) for loan losses	(1,427)	1,022	(20)	(425)
End of period balance	$17,273	$10,076	$77	$27,426
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	(0.24)%	(0.01)%	0.01%	(0.24)%
Allowance for loan losses to total loans (1)	0.91%	0.53%	0.00%	1.44%
Allowance for loan losses to nonperforming loans	69.89%	40.77%	0.31%	110.97%

(1)	Average loans and total loans exclude loans held‑for‑sale.

	Three Months Ended September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,259	$7,982	$156	$19,397
Charge-offs	(111)	—	—	(111)
Recoveries	281	66	—	347
Net recoveries	170	66	—	236
Provision (credit) for loan losses	(441)	592	(36)	115
End of period balance	$10,988	$8,640	$120	$19,748
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	(0.04)%	(0.02)%	0.00%	(0.06)%
Allowance for loan losses to total loans (1)	0.70%	0.55%	0.01%	1.26%
Allowance for loan losses to nonperforming loans	314.75%	247.49%	3.44%	565.68%

	Nine Months Ended September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(1,835)	—	(25)	(1,860)
Recoveries	2,229	120	—	2,349
Net (charge-offs) recoveries	394	120	(25)	489
Provision for loan losses	6,271	1,006	2	7,279
End of period balance	$17,273	$10,076	$77	$27,426
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	(0.03)%	(0.01)%	0.00%	(0.04)%
Allowance for loan losses to total loans (1)	0.91%	0.53%	0.00%	1.44%
Allowance for loan losses to nonperforming loans	69.89%	40.77%	0.31%	110.97%

	Nine Months Ended September 30, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,179)	—	—	(2,179)
Recoveries	1,453	995	—	2,448
Net (charge-offs) recoveries	(726)	995	—	269
Provision (credit) for loan losses	1,058	(682)	14	390
End of period balance	$10,988	$8,640	$120	$19,748
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.07%	(0.09)%	0.00%	(0.02)%
Allowance for loan losses to total loans (1)	0.70%	0.55%	0.01%	1.26%
Allowance for loan losses to nonperforming loans	314.75%	247.49%	3.44%	565.68%

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

Allocation of Allowance for Loan Losses

	September 30,
	2018		2017		December 31, 2017
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$17,273	31%	$10,988	38%	$10,608	36%
Real estate:
CRE	6,053	52%	5,598	48%	5,909	49%
Land and construction	1,987	7%	1,381	6%	1,441	6%
Home equity	1,826	6%	1,435	4%	1,390	5%
Residential mortgages	210	3%	226	3%	210	3%
Consumer	77	1%	120	1%	100	1%
Total	$27,426	100%	$19,748	100%	$19,658	100%

The allowance for loan losses totaled $27.4 million, or 1.44% of total loans at September 30, 2018, compared to $19.7 million, or 1.26% of total loans at at September 30, 2017, and $19.7 million, or 1.24% of total loans at December 31, 2017. The Company had net recoveries of $1.2 million, or (0.24%) of average loans, for the third quarter of 2018, compared to net recoveries of ($236,000), or (0.06%) of average loans, for the third quarter of 2017, and net recoveries of ($201,000), or (0.05)% of average loans, for the fourth quarter of 2017.

The allowance for loan losses related to the commercial portfolio increased $6.7 million, at September 30, 2018 from December 31, 2017, primarily due to a provision for loan losses of $6.3 million resulting from the $7.0 million specific loan loss reserve allocated for the single large lending relationship discussed above, and net recoveries of $394,000. The allowance for loan losses related to the real estate portfolio increased $1.1 million at September 30, 2018 from December 31, 2017, primarily due to increasing market risk associated with risk factors for real estate loans, resulting in a $1.0 million provision for loan losses and net recoveries of $120,000.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $83.7 million at September 30, 2018, which consisted of, $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, and $24.3 million related to the United American acquisition.  Total goodwill was $45.6 million at December 31, 2017, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

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

On May 4, 2018, the Company completed its acquisition of United American for a transaction value of $56.4 million.  At closing the Company issued 2,826,032 shares of the Company’s common stock with an aggregate market value of $47.3 million on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 2.1644 of a share of the Company’s common stock for each outstanding share of United American common stock and each common stock equivalent underlying the United American Series D Preferred Stock and Series E Preferred Stock. The shareholders of the United American Series A Preferred Stock and the Series B Preferred Stock received $1,000 cash for each share totaling $8.7 million and $435,000, respectively.  In addition, the Company paid $2,000 in cash for fractional shares, for total cash consideration of $9.1 million.  The Company recorded goodwill of $24.3 million for the United American acquisition.

The Company completed its annual goodwill impairment analysis as of November 30, 2017 with the assistance of an independent valuation firm.  No events or circumstances since the November 30, 2017 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other intangible assets were $12.6 million at September 30, 2018, compared to $5.6 million at December 31, 2017.  A customer relationship and brokered relationship, and intangible assets arising from the acquisition of Bay View Funding were $1.2 million at September 30, 2018 and $1.3 million at December 31, 2017, net of accumulated amortization. The below market lease and non-compete intangible assets were fully amortized at December 31, 2017.  The core deposit intangible assets arising from the acquisition of Focus was $3.7 million at September 30, 2018 and $4.3 million at December 31, 2017, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the Tri-Valley acquisition were $1.8 million at September 30, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the United American acquisition were $5.9 million at September 30, 2018, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2018		September 30, 2017		December 31, 2017
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,081,846	39%	$943,723	38%	$989,753	40%
Demand, interest-bearing	670,624	24%	605,301	24%	601,929	24%
Savings and money market	828,297	30%	713,693	29%	684,131	27%
Time deposits — under $250	68,194	3%	53,479	2%	51,710	2%
Time deposits — $250 and over	84,763	3%	147,422	6%	138,634	6%
CDARS — interest-bearing demand,
money market and time deposits	11,575	1%	16,986	1%	16,832	1%
Total deposits	$2,745,299	100%	$2,480,604	100%	$2,482,989	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at September 30, 2018, and 3% at September 30, 2017, and December 31, 2017.

Total deposits increased $264.7 million, or 11%, to $2.75 billion at September 30, 2018, compared to $2.48 billion at September 30, 2017, which included $266.6 million, at fair value, in deposits from United American, $91.4 million, at fair value, in deposits from Tri-Valley, partially offset by decrease of $28.2 million, or (1%), in the Company’s legacy deposits.  Total deposits increased $262.3 million or 11% from $2.48 billion at December 31, 2017, which included $266.6 million in deposits from United American, $91.4 million in deposits from Tri-Valley, partially offset by the maturity of $65.1 million State of California certificates of deposits, and a decrease of $30.6 million, or (1%), in the Company’s legacy deposits.

Deposits, excluding all time deposits and CDARS deposits, increased $318.1 million, or 14%, to $2.58 billion at September 30, 2018, compared to $2.26 billion at September 30, 2017, which included $231.9 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, and an increase of $3.1 million in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $305.0 million, or

13%, compared to $2.28 billion at December 31, 2017, which included $231.9 million of deposits added from United American, $83.0 million of deposits added from Tri-Valley, partially offset by a decrease of $10.0 million in the Company’s legacy deposits.

Time deposits of $250,000 and over decreased $62.7 million, or (43%), to $84.8 million at September 30, 2018, compared to $147.4 million at September 30, 2017, which included the maturity of $65.1 million State of California certificates of deposits, and a decrease of $17.6 million, or (21%), in the Company’s legacy deposits, partially offset by $16.2 million of deposits added from United American, and $3.8 million of deposits added from Tri-Valley.  Time deposits of $250,000 and over decreased $53.9 million, or (39%), compared to $138.6 million at December 31, 2017, which included the maturity of $65.1 million State of California certificates of deposits, and a decrease of $8.8 million, or (12%), in the Company’s legacy deposits, partially offset by $16.2 million of deposits added from United American, and $3.8 million of deposits added from Tri-Valley.

At September 30, 2018, the Company had  no certificates of deposits from the State of California. At September 30, 2017, the Company had $71.5 million, at fair value, of securities pledged for $65.1 million in certificates of deposits from the State of California. At December 31, 2017, the Company had $72.5 million, at fair value, of securities pledged for $65.1 million in certificates of deposits from the State of California.

At September 30, 2018, the $11.6 million CDARS deposits were comprised of $7.3 million of interest-bearing demand deposits, $1.4 million of money market accounts and $2.9 million of time deposits. At September 30, 2017, the $17.0 million CDARS deposits were comprised of $11.8 million of interest-bearing demand deposits, $1.8 million of money market accounts and $3.4 million of time deposits. At December 31, 2017, the $16.8 million CDARS deposits were comprised of $10.9 million of interest-bearing demand deposits, $1.7 million of money market accounts and $4.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of September 30, 2018:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$35,717	41%
Over three months through six months	11,413	13%
Over six months through twelve months	32,457	37%
Over twelve months	8,098	9%
Total	$87,685	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Return on average assets	1.54%	1.20%	0.98%	1.12%
Return on average tangible assets	1.59%	1.22%	1.01%	1.14%
Return on average equity	14.03%	12.49%	9.31%	11.35%
Return on average tangible equity	19.36%	15.41%	12.33%	14.11%
Average equity to average assets ratio	10.96%	9.61%	10.57%	9.86%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $721.0 million at September 30, 2018, compared to $684.0 million at September 30, 2017, and $687.4 million at December 31, 2017. Unused commitments represented 38% outstanding gross loans at September 30, 2018, 44% at September 30, 2017, and 43% at December 31, 2017.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	September 30,
	2018		2017		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to
make loans	$120,286	$584,141	$17,024	$652,105	$102,505	$570,190
Standby letters of credit	4,125	12,468	4,400	10,492	3,972	10,715
	$124,411	$596,609	$21,424	$662,597	$106,477	$580,905

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 69.19% at September 30, 2018, compared to 63.13% at September 30, 2017, and 63.74% at December 31, 2017.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. HBC had no overnight borrowings from the FHLB at September 30, 2018, September 30, 2017, and December 31, 2017. HBC had $233.0 million of loans pledged to the FHLB as collateral on an available line of credit of $183.2 million at September 30, 2018, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $660.4 million of loans pledged to the FRB as collateral on an available line of credit of $392.7 million at September 30, 2018, none of which was outstanding.

At September 30, 2018, HBC had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at September 30, 2018, September 30, 2017, and December 31, 2017.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2018.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2018, September 30, 2017, and December 31, 2017.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points. Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The Subordinated Debt, net of unamortized costs totaled $39.3 million at September 30, 2018 and $39.2 million at December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank. The Company down streamed $20.0 million of the proceeds to HBC during the second quarter of 2017.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2018	2017	2017
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$266,654	$229,656	$229,258
Additional Tier 1 capital	—	—	—
Tier 1 Capital	266,654	229,656	229,258
Tier 2 Capital	67,498	59,575	59,496
Total risk-based capital	$334,152	$289,231	$288,754

Risk-weighted assets	$2,318,713	$1,986,488	$2,003,652
Average assets for capital purposes	$3,100,135	$2,783,219	$2,873,978

Capital ratios:
Total risk-based capital	14.4%	14.6%	14.4%
Tier 1 risk-based capital	11.5%	11.6%	11.4%
Common equity Tier 1 risk-based capital	11.5%	11.6%	11.4%
Leverage(1)	8.6%	8.3%	8.0%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2018	2017	2017
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$282,460	$244,831	$244,790
Additional Tier 1 capital	—	—	—
Tier 1 Capital	282,460	244,831	244,790
Tier 2 Capital	28,176	20,438	20,312
Total risk-based capital	$310,636	$265,269	$265,102

Risk-weighted assets	$2,316,959	$1,985,132	$2,002,736
Average assets for capital purposes	$3,098,391	$2,782,021	$2,873,102

Capital ratios:
Total risk-based capital	13.4%	13.4%	13.2%
Tier 1 risk-based capital	12.2%	12.3%	12.2%
Common equity Tier 1 risk-based capital	12.2%	12.3%	12.2%
Leverage(1)	9.1%	8.8%	8.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At September 30, 2018, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1

(as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2018, September 30, 2017, and December 31, 2017, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2018, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At September 30, 2018, the Company had total shareholders’ equity of $353.5 million, compared to $275.4 million at September 30, 2017, and $271.2 million at December 31, 2017. At September 30, 2018, total shareholders’ equity included $300.2 million in common stock, $70.5 million in retained earnings, and ($17.2) million of accumulated other comprehensive loss.

The accumulated other comprehensive loss was ($17.2) million at September 30, 2018, compared to ($6.1) million at September 30, 2017, and ($9.3) million at December 31, 2017. The unrealized gain loss on securities available‑for‑sale, net of taxes, included in accumulated other comprehensive loss was an unrealized loss of ($9.0) million at September 30, 2018, compared to an unrealized gain of $614,000 at September 30, 2017, and an unrealized loss ($1.1) million at December 31, 2017. The components of accumulated other comprehensive loss, net of taxes, at September 30, 2018 include the following: an unrealized loss on available‑for‑sale securities of ($9.0) million; the remaining unamortized unrealized gain on securities available‑for‑sale transferred to held‑to‑maturity of $351,000; a split dollar insurance contracts liability of ($3.7) million; a supplemental executive retirement plan liability of ($5.4) million; and an unrealized gain on interest‑only strip from SBA loans of $613,000.

The book value per share was $8.17 at September 30, 2018, compared to $7.21 at September 30, 2017, and $7.10 at December 31, 2017. The tangible book value per share was $5.94 at September 30, 2018, compared to $5.86 at September 30, 2017, and $5.76 at December 31, 2017.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2018. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$29,678	22.8%
+300	$22,441	17.3%
+200	$15,244	11.7%
+100	$7,836	6.0%
0	$—	—%
−100	$(12,013)	(9.2)%
−200	$(25,463)	(19.6)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at September 30, 2018, the period covered by this report on Form 10‑Q.

During the three and nine months ended September 30, 2018, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)

Date: November 6, 2018	/s/ WALTER T. KACZMAREK
Waletr T. Kaczmarek
Chief Executive Officer

Date: November 6, 2018	/s/ Lawrence D. McGovern
Lawrence D. McGovern
Chief Financial Officer