Form 10-K
period 2018-12-31
HERITAGE COMMERCE CORP
filed 2019-03-14
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -K, or any amendment to this Form 10 -K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2018, based upon the closing price on that date of $16.99 per share as reported on the NASDAQ Global Select Market, and 32,404,215 shares held, was approximately $550.5 million.

As of February 28, 2019, there were 43,299,569 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2019 Annual Meeting of Shareholders to be held on May 23, 2019 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2018.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10‑K

FOR YEAR ENDED DECEMBER 31, 2018

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

These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:

•

current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;

•	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	our ability to anticipate interest rate changes and manage interest rate risk;
•	changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
•	volatility in credit and equity markets and its effect on the global economy;
•	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
•	our ability to achieve loan growth and attract deposits;
•	risks associated with concentrations in real estate related loans;
•	the relative strength or weakness of the commercial and real estate markets where our borrowers are located;
•	other than temporary impairment charges to our securities portfolio;
•

changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of the Company’s allowance for loan losses and the Company’s provision for loan losses;

•	increased capital requirements for our continued growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms if at all;
•	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the holding company;
•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•

our inability to attract, recruit,  and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, and results of operations;

•

the potential increase in reserves and allowance for loan loss as a result of the transition to the current expected credit loss standard (“CECL”) established by the Financial Accounting Standards Board to account for future expected credit losses;

•	possible impairment of our goodwill and other intangible assets;
•	possible adjustment of the valuation of our deferred tax assets;
•

our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;

•	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
•	risks of loss of funding of Small Business Administration or SBA loan programs, or changes in those programs;
•	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities , accounting and tax matters;
•	significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;
•

effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	costs and effects of legal and regulatory developments, including resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
•	availability and competition for acquisition opportunities;
•	risks resulting from domestic terrorism;
•	risks of natural disasters (including earthquakes) and other events beyond our control; and
•	our success in managing the risks involved in the foregoing factors.

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

Heritage Bank of Commerce is a multi‑community independent bank that offers a full range of commercial banking services to small and medium‑sized businesses and their owners, managers and employees. We operate through 14 full service branch offices located entirely in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda, Contra Costa, and San Benito. Our market includes the headquarters of a number of technology based companies in the region commonly known as “Silicon Valley.”

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

Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

At December 31, 2018, we had consolidated assets of $3.10 billion, deposits of $2.64 billion and shareholders’ equity of $367.5 million.

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

Tri-Valley Bank and United American Bank Mergers

The Company completed the merger of Tri-Valley Bank (“Tri-Valley”) into Heritage Bank of Commerce, the Company’s wholly-owned subsidiary, on April 6, 2018. Tri-Valley’s results of operations have been included in the Company’s results of operations beginning April 7, 2018. Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company closed the San Ramon office on July 13, 2018 and incurred $110,000 of lease termination expense.

The Company completed the merger of United American Bank (“United American”) with Heritage Bank of Commerce on May 4, 2018. United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018. United American was a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California and serviced businesses, professionals and individuals.  The Company closed the Half Moon Bay office on August 10, 2018 and incurred $34,000 of lease termination expense.

Tri-Valley added $112.0 million in loans and $82.6 million in deposits at December 31, 2018.  United American added $181.5 million in loans and $217.6 million in deposits at December 31, 2018.  Severance, retention, acquisition, and integration costs related to the two mergers totaled $9.2 million for the year ended December 31, 2018, and $671,000 for the year ended December 31, 2017.

Heritage Bank of Commerce

HBC is a California state‑chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through fourteen full service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office & Branch Office 150 Almaden Boulevard San Jose, CA 95113	Morgan Hill:	Branch Office 18625 Sutter Boulevard Suite 100 Morgan Hill, CA 95037

Danville:	Branch Office 387 Diablo Road Danville, CA 94526	Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566
Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538	Redwood City:	Branch Office 2400 Broadway Suite 100 Redwood City, CA 94063
Gilroy: Hollister: Livermore:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020 Branch Office 351 Tres Pinos Road Suite 102A Hollister, CA 95023 Branch Office 1987 First Street Livermore, CA 94550	San Mateo: Sunnyvale: Walnut Creek:

Branch Office

101 South Ellsworth Ave

Suite 110

San Mateo, CA 94401

Branch Office

333 West Camino Real

Suite 150

Sunnyvale, CA 94087

Branch Office

101 Ygnacio Valley Road

Suite 100

Walnut Creek, CA 94596

Los Altos: Los Gatos:	Branch Office 419 South San Antonio Road Los Altos, CA 94022 Branch Office 15575 Los Gatos Boulevard Suite B Los Gatos, CA 95032	Bay View Funding:	Administrative Office 2933 Bunker Hill Lane Suite 210 Santa Clara, CA 95054

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

As of December 31, 2018, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial loans 32% (including SBA loans, asset-based lending, and factored receivables); (ii) commercial real estate loans 52%; (iii) land and construction loans 6%; (iv) residential mortgage loans 3%; and (v) consumer loans (including home equity loans) 7%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

Our factored receivables portfolio is originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables is 36 days.

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

Construction Loans.  We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. We also make construction loans for homes and commercial buildings built by owner occupants. The terms of commercial construction loans are made in accordance with our loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 70% loan‑to‑value ratio, as completed. Repayment of construction loans on non‑residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income‑producing property, repayment is usually expected from permanent financing upon completion of construction. At times we provide the permanent mortgage financing on our construction loans on income‑producing property. Construction loans are interest‑only loans during the construction period, which typically do not exceed 18 months. If HBC provides permanent financing the short‑term loan converts to permanent, amortizing financing following the completion of construction. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state‑certified or state‑licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the borrower may not be able to obtain permanent financing or ultimate sale or rental of the property may not occur as anticipated. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

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

Residential Mortgage Loans.  From time to time the Company has purchased single family residential mortgage loans. During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000, and weighted average yield of 3.00%, net of servicing fees to the servicer. There were no purchases of residential mortgage loans during the years ended December 31, 2018 and 2017. Residential mortgage loans outstanding at December 31, 2018 totaled $51.0 million, which included $37.6 million of purchased residential mortgage loans, and $13.4 million of residential mortgage loans from United American.  Residential mortgage loans outstanding at December 31, 2017 totaled $44.6 million. HBC does not originate first trust deed home mortgage loans or home improvement loans, other than HELOCS.

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

Investments

Our investment policy is established by the Board of Directors. The general investment strategies are developed and authorized by our Finance and Investment Committee of the Board of Directors. The investment policy is reviewed annually by the Finance and Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the investment policy are to maintain a portfolio of high quality investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, and to provide additional earnings when loan production is low. The policy dictates that investment decisions take into consideration the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors’ Finance and Investment Committee on a monthly basis.

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

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points. Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The Subordinated Debt, net of unamortized costs totaled $39.4 million at December 31, 2018 and $39.2 million at December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank. The Company down streamed $20.0 million of the proceeds to HBC during the second quarter of 2017.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda, Contra Costa, San Mateo, and San Benito county region, the five counties within which the Company operates, the top three institutions are all multi‑billion dollar entities with an aggregate of 321 offices that control a combined 52.90% of deposit market share based on June 30, 2018 FDIC market share data. HBC ranks fourteenth with 0.95% share of total deposits based on June 30, 2018 market share data. Larger institutions have, among other advantages, the ability to finance wide‑ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

Employees

Full-time equivalent employees were 302, 278, and 263 at December 31, 2018, 2017, and 2016, respectively.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DBO, the Federal Reserve, the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including HBC, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiaries, including HBC. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Regulatory Reform

The Dodd-Frank Act implemented sweeping reform across the U.S. financial regulatory framework, including, among other changes:

•	creating a Financial Stability Oversight Council tasked with identifying and monitoring systemic risks in the financial system;
•	creating the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws;
•

requiring the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•	imposing more stringent capital requirements on bank holding companies and subjecting certain activities, including interstate mergers and acquisitions, to heightened capital conditions;
•	with respect to mortgage lending:
•	significantly expanding requirements applicable to loans secured by 1-4 family residential real property;
•	imposing strict rules on mortgage servicing, and
•

requiring the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards;

•

changing the assessment base for federal deposit insurance from the amount of the insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminating the ceiling on the size of the FDIC’s Deposit Insurance Fund and increasing the floor of the size of the FDIC’s Deposit Insurance Fund;

•

eliminating all remaining restrictions on interstate banking by authorizing state banks to establish de novo banking offices in any state that would permit a bank chartered in that state to open a banking office at that location;

•	repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and
•

in the so-called “Volcker Rule,” subject to numerous exceptions, prohibiting depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading.

On February 3, 2017, President Trump signed an executive order calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of

“core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within Federal financial regulatory agencies and “rationalizing” the Federal financial regulatory framework.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. Although the reforms primarily target systemically important financial service providers, the Dodd-Frank Act’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and HBC.

On May 24, 2018, President Trump signed the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act also includes regulatory relief for certain institutions, whereby among other things, it simplifies capital calculations by requiring regulators to adopt a threshold for a community bank leverage ratio of between 8% to 10%, institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the Bank Holding Company Act if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital. The Economic Growth Act also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.

Other legislative and regulatory initiatives which could affect the Company, HBC and the banking industry in general may be proposed or introduced before the U.S. Congress, the California legislature and other governmental bodies in the future. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or HBC would be affected thereby.

Regulatory Capital Requirements

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards, as well as implementing certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules became effective for the Company and HBC on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”), and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Under the Basel III Capital Rules, the following are the initial minimum capital ratios applicable to the Company and HBC as of January 1, 2015:

4.0% Tier 1 leverage ratio;

4.5% CET1 to risk-weighted assets;

6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets; and

8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets.

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). In 2017, banking organizations, including the Company and HBC, were required to maintain a CET1 capital ratio of at least 5.75%, a Tier 1 capital ratio of at least 7.25%, and a total capital ratio of at least 9.25% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. During 2018, banking organizations, including the Company and HBC, were required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. As of January 1, 2019, the Company and HBC must maintain the following fully phased-in minimum capital ratios:

4.0% Tier 1 leverage ratio;

4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;

6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of at least 8.5%; and

8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that: (i) mortgage servicing rights; (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks; and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and would be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and HBC, may make a one-time permanent election to exclude these items. The Company and HBC made this election in the first quarter of 2015’s call reports in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The new capital rules generally result in higher risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules that are relevant to the Company and HBC include:

•

consistent with the Basel I risk-based capital rules, assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•

providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0% under the Basel I risk-based capital rules);

•

assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (set at 100% under the Basel I risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and
•

applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (set at 100% under the Basel I risk-based capital rules).

As of December 31, 2018, the Company’s and HBC’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

With respect to HBC, the Basel III Capital Rules also revise the prompt corrective action (“PCA”), regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (“FDIA”), requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules, revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

	Total Risk-	Tier 1 Risk-
	Based Capital	Based Capital	CET1 Risk-	Tier 1 Leverage
PCA Category	Ratio	Ratio	Based Ratio	Ratio
Well capitalized	10%	8.0%	6.5%	5.0%
Adequately capitalized	8%	6.0%	4.5%	4.0%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%

The institution is considered “critically undercapitalized” if the institution’s tangible equity (defined as Tier 1 equity plus non-Tier 1 perpetual preferred stock) is equal to or less than 2.0% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying PCA regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2018, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

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

Permitted Activities. The BHCA generally prohibits HCC from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit HCC to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.  The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. HCC has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement HCC is expected to commit resources to support HBC, including at times when HCC may not be in a financial position to provide it. HCC must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. HCC must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting HBC. HCC’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to HBC are subordinate in right of payment to deposits and to certain other indebtedness of HBC. The BHCA provides that in the event of HCC’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividend Payments, Stock Redemptions and Repurchases. HCC’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies.  As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If HCC’s fails to adhere to these policies, the Federal Reserve could find that HCC is operating in an unsafe and unsound manner. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer, which was being phased in over a three year period and is fully phased in as of January 1, 2019. See “Supervision and Regulation—Regulatory Capital Requirements” above.

Subject to exceptions for well-capitalized and well-managed holding companies, Federal Reserve regulations also require approval of holding company purchases and redemptions of its securities if the gross consideration paid exceeds 10 percent of consolidated net worth for any 12-month period. In addition, under Federal Reserve policies, bank holding companies must consult with and inform the Federal Reserve in advance of (i) redeeming or repurchasing capital instruments when experiencing financial weakness and (ii) redeeming or repurchasing common stock and perpetual preferred stock if the result will be a net reduction in the amount of such capital instruments outstanding for the quarter in which the reduction occurs.

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

Heritage Bank of Commerce

General.  As a California commercial bank whose deposits are insured by the FDIC, HBC is subject to regulation, supervision, and regular examination by the DBO and by the Federal Reserve as HBC’s primary Federal regulators. The regulations of these agencies govern most aspects of a bank’s business.

Pursuant to the FDIA, and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well capitalized,” “well managed” and in satisfactory compliance with the CRA.

HBC is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2018, HBC was in compliance with the FHLB’s stock ownership requirement. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

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

Brokered Deposit Restrictions.  Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2018, HBC was eligible to accept brokered deposits without limitations.

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

Deposit Insurance. As an FDIC-insured institution, HBC is required to pay deposit insurance premium assessments to the FDIC. The premiums fund the Deposit Insurance Fund (“DIF”). The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. Effective July 1, 2016, the FDIC changed the deposit insurance assessment system for banks, such as HBC, with less than $10 billion in assets that have been federally insured for at least five years. Among other changes, the FDIC eliminated risk categories for such banks and now uses the “financial ratios method” to determine assessment rates for all such banks. Under the financial ratios method, the FDIC determines assessment rates based on a combination of financial data and supervisory ratings that estimate a bank’s probability of failure within three years. The assessment rate determined by considering such information is then applied to the amount of the institution’s average assets minus average tangible equity to determine the institution’s insurance premium.

The Dodd-Frank Act requires the FDIC to ensure that the DIF reserve ratio reaches 1.35% by September 3, 2020. The DIF reserve ratio is the amount in the DIF as a percentage of DIF-insured deposits. The Dodd-Frank Act also altered the minimum designated reserve ratio by the DIF, increasing the minimum from 1.15% to 1.35%, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, HBC’s FDIC deposit insurance premiums could increase. During the year ended December 31, 2018, HBC paid $956,000 in total FDIC deposit insurance premiums.

The FDIC may terminate deposit insurance of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation assessments (“FICO Assessments”). Financing Corporation is a mixed-ownership governmental corporation chartered by the former FHLB Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. Financing Corporation issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. Financing Corporation’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on Financing Corporation’s outstanding obligations. The FICO Assessment rate is adjusted quarterly and was approximately 0.00035% of average total assets less average tangible equity for the third quarter of 2018. During the year ended December 31, 2018, HBC paid $87,000 in aggregate FICO Assessments.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2018, HBC paid supervisory assessments to the DBO totaling $218,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Basel III Capitals Rules’ capital conservation buffer generally requires that must maintain over a 2.5% in CET1 attributable to the Capital Conservation Buffer, which is to be phased in over a three-year period that began on January 1, 2016. See “—Regulatory Capital Requirements” above. As described above, HBC exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2018.

Transactions with Affiliates. Transactions between depository institutions and their affiliates, including transactions between HBC and HCC, are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which a depository institution and its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the depository institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates of an amount equal to 20% of the depository institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or at least as favorable to the depository institution and its subsidiaries, as those for similar transactions with non-affiliates.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of HBC to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These laws and regulations impose limits on the amount of loans HBC may make to directors and other insiders and require, among other things, that: (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with HCC or HBC; (ii) HBC follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with HCC or HBC; and (iii) the loans not involve a greater-than-normal risk of non-payment or include other features not favorable to HBC. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Branching Authority. California banks, such as HBC, may, under California law, establish a banking office so long as the bank’s board of directors approves the banking office and the DBO is notified of the establishment of the banking office. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain regulatory restrictions.

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

Anti-Money Laundering and Office of Foreign Assets Control Regulation. The Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial Institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC and failure of a financial institution to maintain and implement adequate OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The Commercial Real Estate Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2018, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 242% of our total risk-based capital, as compared to 225% as of December 31, 2017. If the FDIC become concerned about our CRE loan concentrations, it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

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

Many states and local jurisdictions have consumer protection laws analogous to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like HBC, will continue to be examined by their applicable bank regulators.

Mortgage and Mortgage-Related Products. Because abuses in connection with home mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”

Ability-to-Repay Requirement and Qualified Mortgage Rules. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of and methodology for evaluating these factors.

Further, the final rules require that qualified mortgages cannot include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rules mandate that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and require that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rules also provide that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs, the Department of Agriculture or the Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, will invest in January 2021.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rules provide for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Incentive Compensation Guidance and Proposed Restrictions

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

In 2016, several federal financial agencies (including the Federal Reserve and FDIC) proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (ii) that could lead to material financial loss to the institution. The comment period for these proposed regulations has closed, but a final rule has not been published. Depending upon the outcome of the rule making process, the application of this rule to us could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified employees.

Further, as discussed above, the Basel III Capital Rules limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. See “—Regulatory Capital Requirements” above.

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

Risks Relating to Our Business

Our Business could be adversely affected by unfavorable economic and market conditions.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and our market area. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in the southern and eastern regions of the general San Francisco Bay Area of California. In recent years, there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, and the impact such actions and other policies may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Various market conditions may also negatively affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit, which affects the rates and terms at which we offer loans and leases. Stock market downturns affect businesses’ ability to raise capital and invest in business expansion. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings, which adversely affects businesses’ ability to service their debts. All of these factors are generally detrimental to our business.

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

•	a decrease in the demand for our loan or other products and services offered by us;
•	a decrease in our deposit balances due to an overall reduction in customer accounts;
•	a decrease in the value of our investment securities and loans;
•	an increase in the level of nonperforming and classified loans;

•	an increase in the provision for credit losses and loan and lease charge-offs;
•	a decrease in net interest income derived from our lending and deposit gathering activities;
•	a decrease in the Company’s stock price;
•	an increase in our operating expenses associated with attending to the effects of the above-listed circumstances; and/or
•

a decrease in real estate values or a general decrease in capital available to finance real estate transactions, which could have a negative impact on borrowers’ ability to pay off their loans as they mature.

Fluctuations in interest rates may reduce net interest income and otherwise negatively affect our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we earn on our assets, such as loans, typically rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. When interest rates decrease, the rate of interest we earn on our assets, such as loans, typically declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. Many factors affect interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates.

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

Rising interest rates result in a decline in value of fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities will be recognized in accumulated other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively affect our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If unrealized loss debt securities are sold, such realized losses will reduce our regulatory capital ratios.

If short-term interest rates decline, and assuming longer term interest rates fall faster, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income, financial condition, and results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2018, the fair value of our securities portfolio was approximately $825.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, thereby increasing our funding costs.

Other primary sources of funds consist of cash from operations. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of San Francisco. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

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

Real estate lending (including commercial, land development and construction, and purchased residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2018, approximately $1.28 billion, or 67% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in the loans secured by real estate were $580.2 million or 45% of owner occupied loans. The real estate securing our loan portfolio is concentrated in California.

As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, financial condition, and results of operations. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2018, land and construction loans, (including land acquisition and development loans) totaled $122.4 million or 6% of our portfolio. Of these loans, 28% were comprised of owner occupied and 72% non-owner occupied construction and land loans. These loans involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risks because they have no operating history. In these construction loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. Such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the U.S. or locally in the relevant real estate market, a decline in demand for residential property, economic weakness, high rates of unemployment and reduced availability of mortgage credit are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

As a part of their regulatory oversight, in 2006 federal bank regulators issued guidance titled, “Concentrations in Commercial Real Estate Lending, Sound Risk Management,” which we refer to as the CRE Concentration Guidance. Additional guidance which focused on CRE lending, including an Interagency Statement titled, “Statement on Prudent Risk Management for Commercial Real Estate Lending,” has been issued from time to time since 2006 and CRE lending continues to be a significant focus of federal and state bank regulators. These various guidelines and pronouncements were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied commercial real estate are not included for purposes of CRE Concentration calculation. As of December 31, 2018, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 242% of our total risk-based capital, as compared to 225% as of December 31, 2017.  If the FDIC became concerned about our CRE loan concentrations, they could inhibit our organic growth by restricting our ability to execute on our strategic plan.

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

Many of our loans are to commercial borrowers, which may have a higher degree of risk than other types of borrowers.

At December 31, 2018, commercial loans totaled $597.8 million or 32% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables). Commercial loans often involve risks that are different from other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential property loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Nonetheless, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan loss.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2018 was $698,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $27.5 million of SBA loans for the year ended December 31, 2018. We sold $10.8 million for the year ended December 31, 2018 of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2018, we held $63.9 million of SBA loans on our balance sheet, $39.5 million of which consisted of the non-guaranteed portion of SBA loans and $2.6 million, or 4.1%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2019. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loans and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected. Further, we generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations could be adversely impacted.

Risks Related to our Credit Quality

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2018, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $14.9 million, or 0.79% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $14.9 million, or 0.48% of total assets. In addition, we had $7.6 million in accruing loans that were 30-89 days delinquent as of December 31, 2018.

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

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses and such losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. These unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.48%, at December 31, 2018. Allowance for loan losses is funded from a provision for loan losses, which is a charge to our income statement. Our provision for loan losses was $7.4 million for the year ended December 31, 2018.

Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable incurred losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates. If our allowance for loan losses is inaccurate, for any of the reasons discussed above (or other reasons), and is inadequate to cover the loan losses that we actually experience, the resulting losses could have a material and adverse impact on our business, financial condition, and results of operations.

We also evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans in our loan portfolio that may result in losses, but that have not yet been identified as non-performing or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be certain that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified.

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

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for loan loss calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for HBC for the fiscal year beginning after December 15, 2019 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories historical performance. In the first quarter of 2018, we contracted with a third party vendor to provide a model and assist with assessing processes, portfolio segmentation, and model development. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. HBC likely will be required to increase its reserves and allowance for loan loss as a result of the implementation of CECL.

On April 13, 2018, the Federal Reserve Board, FDIC, and Office of the Comptroller of the Currency issued a Notice of Proposed Rulemaking regarding the implementation of CECL methodology for allowances and related adjustments to regulatory capital rules. This proposed rule is subject to a 60-day comment period but, if implemented as proposed, the primary impact to HBC would be that it would be able to phase in over 3 years the adverse effects on regulatory capital that may result from the adoption of CECL. As stated above, HBC will be required to adopt CECL beginning in the first fiscal year beginning after December 15, 2019.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2018 we had no other real estate owned (“OREO”) on our books, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from the appraisals, comparable sales and other estimates used to determine the fair value of our OREO properties.

We could be exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

Risks Related to Growth Strategy

There are risks related to acquisitions.

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. We may not be successful in identifying or completing any future acquisitions. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization.

If we complete any future acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. We cannot determine all potential events, facts and circumstances that could result in loss and our investigation or mitigation efforts may be insufficient to protect against any such loss.

In addition, we must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state bank regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the CRA, examination results and anti-money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

Issuing additional shares of our common stock to acquire other banks and bank holding companies may result in dilution for existing shareholders and may adversely affect the market price of our stock.

In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks or bank holding companies that may complement our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We sometimes must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks or bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2018, our goodwill totaled $83.8 million, compared to $45.7 million at December 31, 2017. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Capital

As a result of the Dodd-Frank Act and rulemaking, we are subject to more stringent capital requirements.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules affecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3.0 billion). Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III capital rules became effective as applied to the Company and HBC on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes.

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

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Supervision and Regulation—Incentive Compensation Guidance and Proposed Restrictions.” The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

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

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber-security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber-security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers.

We rely heavily on communications, information systems (both internal and provided by third-parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or clients and their employees or other third-parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, clients and other third-parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cyber-security related incidents have become a material risk in the financial services industry. For example, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information, steal money, or manipulate or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. Other threats of this type may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing,” account takeover, and malware or other cyber-attacks. To date, none of these type of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.

We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third-party could result in legal liabilities, remediation costs, regulatory actions and reputational harm.

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cyber-security risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of the following, among other reasons:

•	the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;
•

these threats arise from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third-parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;

•	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;
•

the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

•

the vulnerability of systems to third-parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and

•

our frequent transmission of sensitive information to, and storage of such information by, third-parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

Our investments in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and our conduct of periodic tests of our security systems and processes, may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third-parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third-parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third-parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third-parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

Our operations could be interrupted by our third-party service providers experiencing difficulty in providing their services, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience financial, operational, or technological difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely and materially affected. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Employee errors could also subject us to financial claims for negligence. Misconduct by our employees could include hiding unauthorized activities from us, conducting improper or unauthorized activities on behalf of our customers or using confidential information improperly. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

If our internal controls against operational risks fail to prevent or detect an occurrence of such employee error or misconduct, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided by customers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decisioning and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if those representations are misleading, false, inaccurate or fraudulent and we rely on that materially misleading, false, inaccurate or fraudulent information.

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

Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers and expand our sales market for such loans, then we may be unable to continue to grow our business and our financial condition and results of operations may be adversely affected.

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

At December 31, 2018, we held company-owned life insurance (“COLI”) on current and former senior employees and executives, with a cash surrender value of $61.9 million, as compared with a cash surrender value of $60.8 million at December 31, 2017. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would materially adversely impact earnings.

Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or the financial service industry’s reputation.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding us or the financial services industry generally. The financial services industry was featured in negative headlines about the global and national credit crisis which commenced in 2007 and the resulting stabilization legislation enacted by the U.S. federal government. These reports, and subsequent negative press regarding systemic fee-churning problems at other institutions, continue to be damaging to the industry’s image and potentially erode confidence in insured financial institutions, such as our banking subsidiary.

In addition, our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performances.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters (including fires and earthquakes), acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in California are subject to earthquakes, fires, and droughts. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. While we have not experienced such events to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business financial condition and results of operations.

Finance and Accounting Risks

Accounting estimates and risk management processes rely on analytical models that may prove inaccurate resulting in a material adverse effect on our business, financial condition and results of operations.

The processes we use to estimate probable incurred loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models using those assumptions may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant deferred tax assets and cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2018, we had a net deferred tax assets of $27.1 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

Legislative and regulatory actions taken now or in the future may impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation and the corporate tax law, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

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

Certain aspects of current or proposed regulatory or legislative changes, including to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.

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

In addition, federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

During the second quarter of 2016, the Federal Reserve and the FDIC, along with other U.S. regulatory agencies, jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to compete successfully with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our customers may be impaired and our business, financial condition and results of operations could be materially adversely affected.

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

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” contained in this report. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock some of which are out of our control. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	changes in business and economic condition;
•	actual occurrence of one or more of the risk factors outlined above;
•

recommendations by securities analysts or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

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

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Historically, our board of directors has declared quarterly dividends on our common stock. However, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to holders of our common stock.

We are a separate and distinct legal entity from HBC. We receive substantially all of our revenue from dividends paid to us by HBC, which we use as the principal source of funds to pay our expenses and to pay dividends to our shareholders, if any. Various federal and/or state laws and regulations limit the amount of dividends that HBC may pay us. If the HBC does not receive regulatory approval or does not maintain a level of capital sufficient to permit it to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

As a bank holding company, we are subject to regulation by the Federal Reserve. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on our debt obligations. If required payments on our debt obligations are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

The Basel III capital rules also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on HCC’s ability to make dividend payments, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of HBC to pay dividends to HCC and, in turn, affect our ability to pay dividends on our common stock.

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

The holders of our debt obligations and preferred stock, if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

The holders of our debt obligations and preferred stock, if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2018, we had $40.0 million principal amount of subordinated notes outstanding due June 1, 2027. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

Provisions in our charter documents and California law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Our articles of incorporation and bylaws contain a number of provisions relating to corporate governance and rights of shareholders that might discourage future takeover attempts. As a result, shareholders who might desire to participate in such transactions may not have an opportunity to do so. In addition, these provisions will also render the removal of our board of directors or management more difficult. Such provisions include a requirement that shareholder approval for any action proposed by the Company must be obtained at a shareholders meeting and may not be obtained by written consent.  Our bylaws provide that shareholders seeking to make nominations of candidates for election as directors, or to bring other business before an annual meeting of the shareholders, must provide timely notice of their intent in writing and follow specific procedural steps in order for nominees or shareholder proposals to be brought before an annual meeting.

Provisions of our charter documents and the California General Corporation Law, or the CGCL, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DBO has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of HBC or (ii) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

The main and executive offices of HCC and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 3137 Stevenson Boulevard in Fremont, California 94538, at 387 Diablo Road in Danville, California 94526, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 1987 First Street in Livermore, California 94550, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 351 Tres Pinos Road in Hollister, California 95023, at 419 S. San Antonio Road in Los Altos, California 94022, at 333 W. El Camino Real in Sunnyvale, California 94087, at 101 S. Ellsworth Avenue in

San Mateo, California 94401, and at 2400 Broadway in Redwood City, California 94063. Bay View Funding’s administrative offices are located at 2933 Bunker Hill Lane, Santa Clara, CA 95054.

Main Offices

The main office of HBC is located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen‑story Class‑A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2020. The current monthly rent payment is $114,461, subject to annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In November of 2014, the Company extended its lease for approximately 1,255 square feet (referred to as the “Kiosk”) located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment is $4,041, subject to annual increases of 3% until the lease expires on May 31, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In June of 2015, the Company amended its primary lease at 150 Almaden Boulevard in San Jose, California to include 4,484 square feet of expansion space in a five‑story Class‑B type office building located at 100 W. San Fernando Street in San Jose, California, adjacent to the main office. The current monthly rent payment is $11,748, subject to annual increases of 3% until the lease expires on May 31, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one‑story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In September of 2012, the Company leased approximately 3,172 square feet in a one-story multi‑tenant multi‑use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $8,143 until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of four years and another additional period of three years.

In April of 2014, the Company leased approximately 3,391 square feet in a two-story multi‑tenant commercial center located at 351 Tres Pinos in Hollister, California. The current monthly rent payment is $4,771 until the lease expires on June 30, 2019. The Company plans on exercising its right to extend the term of the lease for one additional period of five years.

In May of 2014, the Company extended its lease for approximately 3,850 square feet on the first floor in a four-story multi‑tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $15,166, subject to annual increases of 3% until the lease expires on August 15, 2021. In addition, the Company modified its lease to include 1,461 square feet of expansion space. The current monthly rent for the expansion space is $4,690, subject to annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In August of 2014, the Company amended and extended its lease for approximately 4,716 square feet in a one-story multi‑tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $6,381, subject to annual increases of 2% until the lease expires on October 31, 2021. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In September of 2016, the Company extended its lease for approximately 2,505 square feet on the first floor in a three-story multi‑tenant multi‑use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,586 until the lease expires on September 30, 2019. The Company has reserved the right to extend the term of the lease for one additional period of two years.

In July of 2017, the Company extended its lease for approximately 5,213 square feet on the first floor in a two-story multi‑tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $28,403, subject to annual increases of 3% until the lease expires on April 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In October of 2017, the Company extended its lease for approximately 4,096 square feet in a one‑story stand‑alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $20,480 until 90 days after the landlord delivers possession of a new premises, to be built adjacent to the existing premises, consisting of approximately 4,800 square feet and subject to a new lease dated November 30, 2017. The beginning monthly rent payment for the new premises will be $21,600, subject to 3% annual increases until the lease expires ten years after the date on which it becomes effective. If the landlord in unable to obtain the necessary permits and approvals from the City of Pleasanton for construction of the new premises by April 30, 2019, then a new seven-year lease for the existing premises will become effective as of May 1, 2019, with an initial monthly rent payment of $20,480, subject to annual increases of 3% until the lease expires on April 30, 2026.

In March of 2018, the Company extended its lease for approximately 3,022 square feet on the first floor of a three‑story multi‑tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $16,707, subject to annual increases of 3% until the lease expires on May 31, 2023.

In April of 2018, as part of the acquisition of Tri-Valley Bank, the Company assumed a lease for approximately 3,772 square feet on the first and second floors in a two-story multi-tenant multi-use building located at 1987 First Street in Livermore, California. The current monthly rent payment is $8,901 until the lease expires on September 30, 2019. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In May of 2018, as part of the acquisition of United American Bank, the Company assumed a lease for approximately 11,566 square feet on the first and second floors in a five-story multi-tenant office building located at 101 S. Ellsworth Avenue in San Mateo, California. The current monthly rent payment is $40,213, subject to annual increases of 3% until the lease expires on December 31, 2020. The Company has reserved the right to extend the lease for one additional period of five years.

In May of 2018, also as part of the acquisition of United American Bank, the Company assumed a lease for approximately 2,369 square feet on the first floor of a two-story multi-tenant multi-use building located at 2400 Broadway in Redwood City, California. The current monthly rent payment is $12,437, subject to annual increases of 5% until the lease expires on October 31, 2022. The Company has reserved the right to extend the lease for one additional period of two years.

In November of 2018, the Company extended its lease for approximately 1,920 square feet in a one-story stand‑alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $6,720, subject to annual increases of 3% until the lease expires on November 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Bay View Funding Office

In July of 2016, Bay View Funding extended its lease for approximately 7,440 square feet in a two‑story multi‑tenant office building located at 2933 Bunker Hill Lane, Santa Clara, CA 95054. The current monthly rent payment is $26,836 until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of five years.

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

The information in the following table for 2018 and 2017 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price		Dividend
Quarter	High	Low	Per Share
Year ended December 31, 2018:
Fourth quarter	$15.63	$11.01	$0.11
Third quarter	$17.41	$14.71	$0.11
Second quarter	$18.05	$16.21	$0.11
First quarter	$17.13	$15.27	$0.11

Year ended December 31, 2017:
Fourth quarter	$16.35	$14.28	$0.10
Third quarter	$14.23	$12.92	$0.10
Second quarter	$14.78	$13.02	$0.10
First quarter	$14.48	$13.20	$0.10

The closing price of our common stock on February 28, 2019 was $13.97 per share as reported by the NASDAQ Global Select Market.

As of February 28, 2019, there were approximately 808 holders of record of common stock. There are no other classes of common equity outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,570,603 (1)	$10.76	1,163,506 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)Consists of 381,659 options to acquire shares under the Company’s Amended and Restated 2004 Equity Plan and 1,188,944 options to acquire shares under the Company’s 2013 Equity Incentive Plan.

(2)Available under the Company’s 2013 Equity Incentive Plan.

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2013 to December 31, 2018, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

Heritage Commerce Corp *
S&P 500 *
NASDAQ - Total US*
NASDAQ Bank Index*
Index Value
350
300
250
200
150
100
50
0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

The following chart compares the stock performance of the Company from December 31, 2013 to December 31, 2018, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Heritage Commerce Corp *	100	107	145	175	186	138
S&P 500 *	100	111	111	121	145	136
NASDAQ - Total US*	100	113	120	129	165	159
NASDAQ Bank Index*	100	103	110	148	153	126

*Source: SNL Financial Bank Information Group — (434) 977‑1600

ITEM 6 — SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto following Item 15 — Exhibits and Financial Statement Schedules.

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$129,845	$106,911	$94,431	$78,743	$59,256
Interest expense	7,822	5,387	3,211	2,422	2,153
Net interest income before provision for loan losses	122,023	101,524	91,220	76,321	57,103
Provision (credit) for loan losses	7,421	99	1,237	32	(338)
Net interest income after provision for loan losses	114,602	101,425	89,983	76,289	57,441
Noninterest income	9,574	9,612	11,625	8,985	7,746
Noninterest expense	75,521	60,738	57,639	58,673	44,222
Income before income taxes	48,655	50,299	43,969	26,601	20,965
Income tax expense	13,324	26,471	16,588	10,104	7,538
Net income	35,331	23,828	27,381	16,497	13,427
Dividends and discount accretion on preferred stock	—	—	(1,512)	(1,792)	(1,008)
Net income available to common shareholders	35,331	23,828	25,869	14,705	12,419
Less: undistributed earnings allocated to Series C Preferred Stock	—	—	(1,278)	(912)	(1,342)
Distributed and undistributed earnings allocated to common shareholders	$35,331	$23,828	$24,591	$13,793	$11,077

PER COMMON SHARE DATA:
Basic net income(1)	$0.85	$0.63	$0.72	$0.48	$0.42
Diluted net income(2)	$0.84	$0.62	$0.72	$0.48	$0.42
Book value per common share(3)	$8.49	$7.10	$6.85	$7.03	$6.22
Tangible book value per common share(4)	$6.28	$5.76	$5.46	$5.35	$5.60
Pro forma book value per common share assuming Series C
Preferred Stock was converted into common stock(5)	$—	$—	$—	$6.51	$5.74
Pro forma tangible book value per share, assuming Series C
Preferred Stock was converted into common stock(6)	$—	$—	$—	$5.07	$5.23
Dividend payout ratio(7)	52.26%	63.95%	49.77%	65.09%	42.88%
Weighted average number of shares outstanding — basic	41,469,211	38,095,250	33,933,806	28,567,213	26,390,615
Weighted average number of shares outstanding — diluted	42,182,939	38,610,815	34,219,121	28,786,078	26,526,282
Common shares outstanding at period end	43,288,750	38,200,883	37,941,007	32,113,479	26,503,505
Pro forma common shares outstanding at period end, assuming Series C
Preferred Stock was converted into common stock(8)	—	—	—	37,714,479	32,104,505

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$836,241	$790,193	$630,599	$494,390	$301,697
Net loans	$1,858,557	$1,563,009	$1,483,518	$1,339,790	$1,070,264
Allowance for loan losses	$27,848	$19,658	$19,089	$18,926	$18,379
Goodwill and other intangible assets	$95,760	$51,253	$52,614	$54,182	$16,320
Total assets	$3,096,562	$2,843,452	$2,570,880	$2,361,579	$1,617,103
Total deposits	$2,637,532	$2,482,989	$2,262,140	$2,062,775	$1,388,386
Subordinated debt, net of issuance costs	$39,369	$39,183	$—	$—	$—
Short-term borrowings	$—	$—	$—	$3,000	$—
Total shareholders’ equity	$367,466	$353,566	$259,850	$245,436	$184,358

SELECTED PERFORMANCE RATIOS:(9)
Return on average assets	1.16%	0.86%	1.13%	0.86%	0.88%
Return on average tangible assets	1.19%	0.88%	1.15%	0.88%	0.88%
Return on average equity	10.79%	8.86%	10.71%	8.04%	7.44%
Return on average tangible equity	14.41%	10.98%	13.55%	9.41%	7.60%
Net interest margin (fully tax equivalent)	4.31%	3.99%	4.12%	4.41%	4.10%
Efficiency ratio (10)	57.39%	54.65%	56.04%	68.78%	68.19%
Average net loans (excludes loans held-for-sale) as a percentage of
average deposits	67.35%	62.65%	66.25%	70.82%	74.54%
Average total shareholders’ equity as a percentage of average total assets	10.72%	9.76%	10.54%	10.73%	11.85%

SELECTED ASSET QUALITY DATA:(11)
Net charge-offs (recoveries) to average loans	(0.04)%	(0.03)%	0.08%	(0.04)%	0.05%
Allowance for loan losses to total loans	1.48%	1.24%	1.27%	1.39%	1.69%
Nonperforming loans to total loans	0.79%	0.16%	0.20%	0.47%	0.54%
Nonperforming assets	$14,887	$2,485	$3,288	$6,742	$6,551

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	15.0%	14.4%	12.5%	12.5%	13.9%
Tier 1 risk-based	12.0%	11.4%	11.5%	11.4%	12.6%
Common equity Tier 1 risk-based capital	12.0%	11.4%	11.5%	10.4%	N/A
Leverage	8.9%	8.0%	8.5%	8.6%	10.6%

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

(3)Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at December 31, 2015 and 2014.

(4)Represents shareholders’ equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at December 31, 2015 and 2014.

(5)Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at December 31, 2015 and 2014, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock.

(6)Represents shareholders’ equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at December 31, 2015 and 2014, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock.

(7)Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock for the year ended December 31, 2016, 2015, and 2014 (on an as converted basis) divided by net income.

(8)Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2015 and 2014.

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

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the “Company” or “HCC”), its wholly‑owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), and HBC’s wholly‑owned subsidiary, CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the “Company,” “Heritage,” “we,” “us,” and “our,” in this Report on Form 10‑K refer to Heritage Commerce Corp and its subsidiaries.

The Company completed its acquisition of Tri-Valley Bank (“Tri-Valley”) on April 6, 2018, and the Company completed its acquisition of United American Bank (“United American”) on May 4, 2018.  These acquisitions are discussed in more detail below, and in Notes 1, 8, and 9 to the consolidated financial statements.

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

The primary activity of the Company is commercial banking. The Company’s operations are located in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda, Contra Costa, San Benito, and San Mateo. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the year ended December 31, 2018, net income was $35.3 million, or $0.84 per average diluted common share, compared to $23.8 million, or $0.62 per average diluted common share, for the year ended December 31, 2017, and $27.4 million or $0.72 per average diluted common share for the year ended December 31, 2016. The Company’s annualized return on average tangible assets was 1.19% and annualized return on average tangible equity was 14.41% for the year ended December 31, 2018, compared to 0.88% and 10.98%, respectively, for the year ended December 31, 2017, and 1.15% and 13.55%, respectively, for the year ended December 31, 2016.

The Company acquired Tri-Valley and United American in the second quarter of 2018.  Severance, retention, acquisition, and integration costs related to the two mergers totaled $9.2 million, for the year ended December 31, 2018, compared to $671,000 for the year ended December 31, 2017.  We do not expect any further significant related cost going forward. Earnings for the year ended December 31, 2017 were also impacted by a $7.1 million income tax expense adjustment due to the remeasurement of the Company’s net deferred tax assets (“DTA”).

Tri-Valley Bank and United American Bank Mergers

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Tri-Valley effective as of the close on April 6, 2018. Tri-Valley’s results of operations have been included in the Company’s results of operations beginning April 7, 2018. Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company closed the San Ramon office on July 13, 2018 and incurred $110,000 of lease termination expense.

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with United American effective as of the close on May 4, 2018. United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018.

United American was a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California and serviced businesses, professionals and individuals.  The Company closed the Half Moon Bay office on August 10, 2018 and incurred $34,000 of lease termination expense.

Tri-Valley added $112.0 million in loans and $82.6 million in deposits, at December 31, 2018.  United American added $181.5 million in loans and $217.6 million in deposits at December 31, 2018.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, which among other things reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  The enactment of the Tax Act caused our net DTA to be revalued at the new lower tax rate with resulting tax effects accounted for in the fourth quarter of 2017. The Company performed an analysis and determined the value of the net DTA was reduced by $7.1 million, which was recognized as a one-time, non-cash, incremental income tax expense for the fourth quarter of 2017 and for the year ended December 31, 2017.

Factoring Activities - Bay View Funding

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Total factored receivables	$53,590	$48,826
Average factored receivables
for the year ended	$59,220	$45,794
Total full time equivalent employees	38	36

2018 Highlights

The following are major factors that impacted the Company’s results of operations:

•

Net interest income before provision for loan losses increased 20% to $122.0 million for the year ended December 31, 2018, compared to $101.5 million for the year ended December 31, 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates.

•

The fully tax equivalent (“FTE”) net interest margin increased 32 basis points to 4.31% for the year ended December 31, 2018, compared to 3.99% for the year ended December 31, 2017. The increase was primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley and United American acquisitions in the second quarter of 2018, the impact of increases in the prime rate, and the rate on overnight funds.

•

The average yield on the loan portfolio increased to 5.87% for the year ended December 31, 2018, compared to 5.64% for the year ended December 31, 2017, primarily due to an increase in accretion of the loan purchase discount into loan interest income from the acquisitions, and increases in the prime rate.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 13 basis points for the year ended December 31, 2018, compared to the year ended December 31, 2017.  The average yield on the purchased residential loans was 2.73% for the year ended December 31, 2018, compared to 2.68% for the year ended December 31, 2017.  The yield on the purchased CRE loans was 3.48% for the year ended December 31, 2018, compared to 3.51% for the year ended December 31, 2017.

•

The total purchase discount on loans from Focus loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $657,000 remains outstanding as of December 31, 2018.  The total purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $2.2 million remains outstanding as of December 31, 2018.  The total purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $3.6 million remains outstanding as of December 31, 2018. The remaining purchase discount from the acquisitions was $6.5 million at December 31, 2018, compared to $1.2 million at December 31, 2017.

•

The total cost of deposits was 0.21% for the year ended December 31, 2018, compared to 0.17% for the year ended December 31, 2017. The increase in the cost of deposits for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to an increase in interest rates.

•

There was a $7.4 million provision for loan losses for the year ended December 31, 2018, compared to a $99,000 provision for loan losses for the year ended December 31, 2017. The increase in the provision for loan losses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.

•

Noninterest income remained flat at $9.6 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The Company received $1.3 million in proceeds from a legal settlement during the second quarter of 2018, of which $377,000 was recorded in other noninterest income, and $922,000 was credited to professional fees for recaptured legal fees previously paid by the Company.  The proceeds from a legal settlement during the second quarter of 2018, higher service charges and fees on deposit accounts and gain on sales of securities, were offset by a lower increase in cash surrender value of life insurance proceeds, servicing income, and gain on sale of SBA loans for the year ended December 31, 2018, compared to the year ended December 31, 2017.

•

Noninterest expense for the year ended December 31, 2018 increased to $75.5 million, compared to $60.7 million for the year ended December 31, 2017. The increase in noninterest expense for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Tri-Valley and United American acquisitions, partially offset by lower professional fees

•	The efficiency ratio for the year ended December 31, 2018 was 57.39%, compared to 54.65% for the year ended December 31, 2017.
•

Income tax expense for the year ended December 31, 2018 was $13.3 million, compared to $26.5 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 was 27.4%, compared to 52.6% for the year ended December 31, 2017, primarily due to a lower federal corporate tax rate for the year ended December 31, 2018 and the $7.1 million DTA adjustment in the fourth quarter of 2017.

The following are important factors in understanding our current financial condition and liquidity position:

•	Cash, interest bearing deposits in other financial institutions and securities available-for-sale decreased (12%) to $623.6 million at December 31, 2018, from $708.1 million at December 31, 2017.
•	Securities held-to-maturity, at amortized cost, totaled $377.2 million, compared to $398.3 million at December 31, 2017.
•

Loans, excluding loans held-for-sale, increased $303.7 million, or 19%, to $1.89 billion at December 31, 2018, compared to $1.58 billion at December 31, 2017, which included $181.5 million in loans from United American, $112.0 million in loans from Tri-Valley, and an increase of $3.1 million in the Company’s legacy portfolio, partially offset by a decrease of $7.0 million in purchased residential mortgage loans, and a decrease of $3.6 million in purchased CRE loans.

•

Nonperforming assets (“NPAs”) were $14.9 million, or 0.48% of total assets at December 31, 2018, compared to $2.5 million, or 0.09% of total assets at December 31, 2017. The increase in NPAs at December 31, 2018, compared to December 31, 2017, was primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.

•	Classified assets were $23.4 million at December 31, 2018, compared to $25.1 million at December 31, 2017. There were no foreclosed assets at December 31, 2018 and December 31, 2017.
•

The allowance for loan losses at December 31, 2018 was $27.8 million, or 1.48% of total loans, representing 187.06% of nonperforming loans. The allowance for loan losses at December 31, 2017 was $19.7 million, or 1.24% of total loans, representing 791.07% of nonperforming loans. The allowance for loan losses to total nonperforming loans decreased at December 31, 2018, compared to December 31, 2017, primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.

•	Net recoveries totaled $769,000 for the year ended December 31, 2018, compared to net recoveries of $470,000 for the year ended December 31, 2017.
•

Total deposits increased $154.5 million, or 6%, to $2.64 billion at December 31, 2018, compared to $2.48 billion at December 31, 2017, which included $217.6 million in deposits from United American, $82.6 million in deposits from Tri-Valley, a decrease of $65.1 million in State of California certificates of deposit due to maturity, and a decrease of $80.5 million, or (3%), in the Company’s legacy deposits, which was principally attributable to three deposit relationships totaling approximately $95.0 million.

•

Deposits, excluding all time deposits and CDARS deposits, increased $202.0 million, or 9%, to $2.48 billion at December 31, 2018, compared to $2.28 billion at December 31, 2017, which included $195.8 million of deposits added from United American, $75.5 million of deposits added from Tri-Valley, partially offset by a decrease of $69.3 million, or (3%), in the Company’s legacy deposits.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, subordinated debt and short‑term borrowings) to total assets was 4.53% at December 31, 2018, compared to 6.85% at December 31, 2017.

•	The loan to deposit ratio was 71.52% at December 31, 2018, compared to 63.74% at December 31, 2017.
•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at December 31, 2018.

				Fully Phased-in
			Well-capitalized	Basel III Minimum
	Heritage	Heritage	Financial Institution	Requirement(1)
	Commerce	Bank of	Basel III Regulatory	Effective
Capital Ratios	Corp	Commerce	Guidelines	January 1, 2019
Total Risk-Based	15.0%	14.0%	10.0%	10.5%
Tier 1 Risk-Based	12.0%	12.8%	8.0%	8.5%
Common Equity Tier 1 Risk-based	12.0%	12.8%	6.5%	7.0%
Leverage	8.9%	9.4%	5.0%	4.0%

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

Total deposits increased $154.5 million, or 6%, to $2.64 billion at December 31, 2018, compared to $2.48 billion at December 31, 2017, which included $217.6 million in deposits from United American, $82.6 million in deposits from Tri-Valley, a decrease of $65.1 million in State of California certificates of deposit due to maturity, and a decrease of $80.5 million, or (3%), in the Company’s legacy deposits, which was principally attributable to three deposit relationships totaling approximately $95.0 million. Deposits, excluding all time deposits and CDARS deposits, increased $202.0 million, or 9%, to $2.48 billion at December 31, 2018, compared to $2.28 billion at December 31, 2017, which included $195.8 million of deposits added from United American, $75.5 million of deposits added from Tri-Valley, partially offset by a decrease of $69.3 million, or (3%), in the Company’s legacy deposits.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At December 31, 2018, we had $164.6 million in cash and cash equivalents and approximately $657.0 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and a line of credit with a correspondent bank. The Company also had $789.2 million (at fair value) in unpledged securities available at December 31, 2018. Our loan to deposit ratio increased to 71.52% at December 31, 2018, compared to 63.74% at December 31, 2017.

Lending

Our lending business originates primarily through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing and our Corporate Financing Group provides asset-based lending throughout the United States. Total loans, excluding loans held-for-sale, increased $303.7 million, or 19%, to $1.89 billion at December 31, 2018, compared to $1.58 billion at December 31, 2017,  which included $181.5 million in loans from United American, $112.0 million in loans from Tri-Valley, and an increase of $3.1 million in the Company’s legacy portfolio, partially offset by a decrease of $7.0 million in purchased residential mortgage loans, and a decrease of $3.6 million of purchased CRE loans. The total loan portfolio remains well diversified with C&I loans accounting for 32% of the portfolio at December 31, 2018, which included $53.6 million of factored receivables at Bay View Funding. CRE loans accounted for 52% of the total loan portfolio at December 31, 2018, of which approximately 40% was secured by owner-occupied real estate. Consumer and home equity loans accounted for 7% of total loans, land and construction loans accounted for 6% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at December 31, 2018. The commercial loan line usage was 36% at December 31, 2018, compared to 37% at December 31, 2017.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income, before loan losses, increased 20% to $122.0 million for the year ended December 31, 2018, compared to $101.5 million for the year ended December 31, 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to the positive impact of rising interest rates.

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

Management of Credit Risk

We continue to proactively identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps us to resolve credit issues with potentially reduced ultimate risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses that, as of the date of the financial statements, have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate, some of which could occur in an accelerated time frame. As a result, future additions to the allowance for loan losses may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate loans, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions. Additionally, Federal and State banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge‑offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation. Further discussion of the management of credit risk appears under “Provision for Loan Losses” and “Allowance for Loan Losses.”

In June 2016, the Financial Accounting Standards Board issued new guidance on measurement of credit losses on financial instruments, which is the final guidance on the new current expected credit loss (“CECL”) model.  The new guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. While early application is permitted for fiscal years beginning after December 15, 2018, the Company plans to adopt this standard on January 1, 2020. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories historical performance. In the first quarter of 2018, we contracted with a third party vendor to provide a model and assist with assessing processes, portfolio segmentation, and model development. The Company also continues to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in its allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.  Further discussion of the adoption of CECL appears in Note 1 – Summary of Significant Accounting Policies – Newly Issued, but not yet Effective Accounting Standards in the financial statements in this Form 10-K.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important component. A portion of the Company’s noninterest income is associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Noninterest income from our SBA lending activity may be affected by lower premiums and accelerated pre-payments. Other sources of noninterest income include loan servicing fees, service charges and fees, cash surrender value from company owned life insurance policies, and gains on the sale of securities.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Noninterest expense for the year ended December 31, 2018 increased to $75.5 million, compared to $60.7 million for the year ended December 31, 2017, was primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Tri-Valley and United American acquisitions, partially offset by lower professional fees.

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

	Year Ended December 31,
	2018			2017			2016
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,801,015	105,635	5.87%	$1,531,922	86,346	5.64%	$1,422,707	$79,284	5.57%
Securities — taxable	669,994	15,211	2.27%	636,160	13,724	2.16%	501,347	10,432	2.08%
Securities — exempt from Federal tax (3)	87,639	2,817	3.21%	89,762	3,471	3.87%	91,822	3,523	3.84%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	285,702	6,774	2.37%	318,025	4,585	1.44%	228,293	2,425	1.06%
Total interest earning assets (3)	2,844,350	130,437	4.59%	2,575,869	108,126	4.20%	2,244,169	95,664	4.26%
Cash and due from banks	38,665			33,542			33,899
Premises and equipment, net	7,298			7,553			7,624
Goodwill and other intangible assets	82,398			51,932			53,445
Other assets	82,925			86,722			86,064
Total assets	$3,055,636			$2,755,618			$2,425,201
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,029,860			$944,275			$824,763

Demand, interest-bearing	658,386	1,885	0.29%	586,778	1,208	0.21%	511,595	1,026	0.20%
Savings and money market	777,749	2,701	0.35%	653,636	1,534	0.23%	526,227	1,127	0.21%
Time deposits — under $100	21,375	80	0.37%	19,789	57	0.29%	22,079	65	0.29%
Time deposits — $100 and over	130,548	830	0.64%	187,298	1,188	0.63%	209,972	913	0.43%
Time deposits — brokered	—	—	N/A	—	—	N/A	7,590	62	0.82%
CDARS — interest-bearing demand, money
market and time deposits	15,369	10	0.07%	13,941	4	0.03%	8,232	6	0.07%
Total interest-bearing deposits	1,603,427	5,506	0.34%	1,461,442	3,991	0.27%	1,285,695	3,199	0.25%
Total deposits	2,633,287	5,506	0.21%	2,405,717	3,991	0.17%	2,110,458	3,199	0.15%

Subordinated debt, net of issuance costs	39,270	2,314	5.89%	23,266	1,394	5.99%	—	—	0.00%
Short-term borrowings	106	2	1.89%	75	2	2.67%	490	12	2.45%
Total interest-bearing liabilities	1,642,803	7,822	0.48%	1,484,783	5,387	0.36%	1,286,185	3,211	0.25%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,672,663	7,822	0.29%	2,429,058	5,387	0.22%	2,110,948	3,211	0.15%
Other liabilities	55,416			57,670			58,666
Total liabilities	2,728,079			2,486,728			2,169,614
Shareholders’ equity	327,557			268,890			255,587
Total liabilities and shareholders’ equity	$3,055,636			$2,755,618			$2,425,201
Net interest income (3) / margin		122,615	4.31%		102,739	3.99%		92,453	4.12%
Less tax equivalent adjustment (3)		(592)			(1,215)			(1,233)
Net interest income		$122,023			$101,524			$91,220

(1)Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $375,000 for the year ended December 31, 2018, compared to $533,000 for the year ended December 31, 2017, and $168,000 for the year ended December 31, 2016.

(3)  Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the year ended December 31, 2018, and a 35% tax rate for the years ended December 31, 2017 and 2016.

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

	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$15,711	$3,578	$19,289	$6,105	$957	$7,062
Securities — taxable	770	717	1,487	2,895	397	3,292
Securities — exempt from Federal tax (1)	(64)	(590)	(654)	(83)	31	(52)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(763)	2,952	2,189	1,298	862	2,160
Total interest income on interest-earning assets (1)	15,654	6,657	22,311	10,215	2,247	12,462

Expense from the interest-bearing liabilities:
Demand, interest-bearing	183	494	677	134	48	182
Savings and money market	413	754	1,167	324	83	407
Time deposits — under $100	7	16	23	(7)	(1)	(8)
Time deposits — $100 and over	(369)	11	(358)	(135)	410	275
Time deposits — brokered	—	—	—	(62)	—	(62)
CDARS — interest-bearing demand, money market
and time deposits	—	6	6	2	(4)	(2)
Subordinated debt, net of issuance costs	944	(24)	920	1,394	—	1,394
Short-term borrowings	1	(1)	—	(11)	1	(10)
Total interest expense on interest-bearing liabilities	1,179	1,256	2,435	1,639	537	2,176
Net interest income (1)	$14,475	$5,401	19,876	$8,576	$1,710	10,286
Less tax equivalent adjustment (1)			623			18
Net interest income			$20,499			$10,304

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the year ended December 31, 2018, and a 35% tax rate for the years ended December 31, 2017 and 2016.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, increased 32 basis points to 4.31% for the year ended December 31, 2018, compared to 3.99% for the year ended December 31, 2017,  primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley and United American acquisitions in the second quarter of 2018, the impact of increases in the prime rate and the rate on overnight funds.

The Company’s net interest margin (FTE) contracted 13 basis points to 3.99% for the year ended December 31, 2017, compared to 4.12% for the year ended December 31, 2016, primarily due to a higher average balance of lower yielding excess funds at the Federal Reserve Bank, the issuance of the subordinated debt, and a decrease in the accretion of the loan purchase discount into loan interest income from the 2015 Focus acquisition. This was partially offset by an increase in the average balances of loans and securities, and the impact of increases in the prime rate on loan yields and overnight funds.  The average balance of other investments and interest-bearing deposits in other financial institutions increased $89.7 million to $318.0 million for the year ended December 31, 2017, compared to $228.3 million for the year ended December 31, 2016.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Year Ended December 31,
	2018			2017			2016
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Loans, core bank and asset-
based lending	$1,670,065	$86,610	5.19%	$1,402,628	$71,011	5.06%	$1,350,949	$64,647	4.79%
Bay View Funding factored receivables	59,220	14,698	24.82%	45,794	11,884	25.95%	46,425	12,256	26.40%
Residential mortgages	40,998	1,118	2.73%	48,266	1,294	2.68%	24,916	710	2.85%
Purchased CRE loans	36,080	1,257	3.48%	36,807	1,292	3.51%	3,461	122	3.52%
Loan credit mark	(5,348)	1,952	0.12%	(1,573)	865	0.06%	(3,044)	1,549	0.11%
Total loans (includes loans
held-for-sale)	$1,801,015	$105,635	5.87%	$1,531,922	$86,346	5.64%	$1,422,707	$79,284	5.57%

The average yield on the total loan portfolio increased to 5.87% for the year ended December 31, 2018, compared to 5.64% for the year ended December 31, 2017, primarily due to an increase in accretion of the loan purchase discount into loan interest income from the acquisitions, and increases in the prime rate. The average yield on the loan portfolio increased to 5.64 % for the for the year ended December 31, 2017, compared to 5.57% for the year ended December 31, 2016, primarily due to increases in the prime rate, partially offset by the impact of the lower yielding purchased residential mortgage loans and purchased CRE loans, a lower yield on the factored receivables portfolio, and a decrease in the accretion of the loan purchase discount into loan interest income from the Focus transaction.

The total purchase discount on loans from Focus loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $657,000 remains outstanding as of December 31, 2018.  The total purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $2.2 million remains outstanding as of December 31, 2018.  The total purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $3.6 million remains outstanding as of December 31, 2018. The remaining purchase discount from the three acquisitions was $6.5 million at December 31, 2018, compared to $1.2 million at December 31, 2017.

The total cost of deposits was 0.21% for the year ended December 31, 2018, compared to 0.17% for the year ended December 31, 2017.

Net interest income, before provision for loan losses, for the year ended December 31, 2018 increased 20% to $122.0 million, compared to $101.5 million for the year ended December 31, 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates. Net interest income for the year ended December 31, 2017 increased 11% to $101.5 million, compared to $91.2 million for the year ended December 31, 2016, primarily due to an increase in the average balance of loans, investment securities, and other interest earning assets.

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

There was a $7.4 million provision for loan losses for the year ended December 31, 2018, compared to $99,000 provision for loan losses for the year ended December 31, 2017, and a $1.2 million provision for loan losses for the year ended December 31, 2016. The increase in the provision for loan losses for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

The allowance for loan losses totaled $27.8 million, or 1.48% of total loans at December 31, 2018, compared to $19.7 million, or 1.24% of total loans at December 31, 2017, and $19.1 million, or 1.27% of total loans at December 31, 2016. The allowance for loan losses to total nonperforming loans was 187.06% at December 31, 2018, compared to 791.07% at December 31, 2017, and 624.03% at December 31, 2016. The allowance for loan losses to total nonperforming loans decreased at December 31, 2018, compared to December 31, 2017, primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.  Net recoveries totaled $769,000 for the year ended December 31, 2018, compared to net recoveries of $470,000 for the year ended December 31, 2017, and net charge-offs of $1.1 million for the year ended December 31, 2016.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

				Increase		Increase
	Year Ended			(decrease)		(Decrease)
	December 31,			2018 versus 2017		2017 versus 2016
	2018	2017	2016	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$4,113	$3,231	$3,116	$882	27%	$115	4%
Increase in cash surrender value of life insurance	1,045	1,666	1,747	(621)	(37)%	(81)	(5)%
Servicing income	709	973	1,398	(264)	(27)%	(425)	(30)%
Gain on sales of SBA loans	698	1,108	796	(410)	(37)%	312	39%
Gain (loss) on sales of securities	266	(6)	1,099	272	4,533%	(1,105)	(101)%
Gain on proceeds from company-owned life insurance	—	—	1,119	—	N/A	(1,119)	(100)%
Other	2,743	2,640	2,350	103	4%	290	12%
Total	$9,574	$9,612	$11,625	$(38)	0%	$(2,013)	(17)%

For the year ended December 31, 2018, noninterest income remained relatively flat at $9.6 million, compared to the year ended December 31, 2017. The Company received $1.3 million in proceeds from a legal settlement during the second quarter of 2018, of which $377,000 was recorded in other noninterest income, and $922,000 was credited to professional fees for recaptured legal fees previously paid by the Company.  The proceeds from a legal settlement during the second quarter of 2018, higher service charges and fees on deposit accounts and gain on sales of securities, were offset by a lower increase in cash surrender value of life insurance proceeds, servicing income, and gain on sale of SBA loans for the year ended December 31, 2018, compared to the year ended December 31, 2017.

For the year ended December 31, 2017, noninterest income was $9.6 million, compared to $11.6 million for the year ended December 31, 2016. The decrease in total noninterest income for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a $1.1 million gain on proceeds from company-owned life insurance and a $1.1 million gain on sales of securities in the year ended December 31, 2016, and lower servicing income in the year ended December 31, 2017.  The decrease was partially offset by increases in fee income from Bay View Funding during the year ended December 31, 2017, which is included in other noninterest income within the consolidated income statements.

Historically, a portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2018, SBA loan sales resulted in a $698,000 gain, compared to a $1.1 million gain on sales of SBA loans in 2017, and a $796,000 gain on sales of SBA loans in 2016.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

				Increase		Increase
	Year Ended			(Decrease)		(Decrease)
	December 31,			2018 versus 2017		2017 versus 2016
	2018	2017	2016	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$40,193	$35,719	$33,386	$4,474	13%	$2,333	7%
Other acquisition and integration
related costs	5,598	671	—	4,927	734%	671	N/A
Occupancy and equipment	5,411	4,578	4,378	833	18%	200	5%
Severance and retention acquisition costs (1)	3,569	—	—	3,569	N/A	—	N/A
Professional fees	2,891	2,982	3,471	(91)	(3)%	(489)	(14)%
Software subscriptions	2,343	1,831	1,573	512	28%	258	16%
Data processing	1,978	1,483	1,331	495	33%	152	11%
Amortization of intangible assets	1,943	1,361	1,568	582	43%	(207)	(13)%
Insurance expense	1,685	1,529	1,275	156	10%	254	20%
Recovery of legal fees (2)	(922)	—	—	(922)	N/A	—	N/A
Other	10,832	10,584	10,657	248	2%	(73)	(1)%
Total	$75,521	$60,738	$57,639	$14,783	24%	$3,099	5%

(1)	Included in Salaries and employee benefits in the Consolidated Statements of Income.

(2)	Included in Professional fees in the Consolidated Statements of Income.

The following table indicates the percentage of noninterest expense in each category:

	Year Ended December 31,
	2018		2017		2016
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits	$40,193	53%	$35,719	59%	$33,386	58%
Other acquisition and integration
related costs	5,598	7%	671	1%	—	0%
Occupancy and equipment	5,411	7%	4,578	8%	4,378	8%
Severance and retention acquisition costs (1)	3,569	5%	—	0%	—	0%
Professional fees	2,891	4%	2,982	5%	3,471	6%
Software subscriptions	2,343	3%	1,831	3%	1,573	3%
Data processing	1,978	3%	1,483	2%	1,331	2%
Amortization of intangible assets	1,943	3%	1,361	2%	1,568	3%
Insurance expense	1,685	2%	1,529	3%	1,275	2%
Recovery of legal fees (2)	(922)	(1)%	—	0%	—	0%
Other	10,832	14%	10,584	17%	10,657	18%
Total	$75,521	100%	$60,738	100%	$57,639	100%

(1)	Included in Salaries and employee benefits in the Consolidated Statements of Income.

(2)	Included in Professional fees in the Consolidated Statements of Income.

Noninterest expense for the year ended December 31, 2018 increased 24% to $75.5 million, compared to $60.7 million for the year ended December 31, 2017, primarily due to due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Tri-Valley and United American acquisitions, partially offset by lower professional fees. The Company received a recovery of $922,000 of professional fees from a legal settlement in the second quarter of 2018.   Full-time equivalent employees were 302, 278, and 263 at December 31, 2018, 2017, and 2016, respectively.

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

The Tax Act was signed into law on December 22, 2017, which among other things reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  The enactment of the Tax Act caused our net DTA to be revalued at the new lower tax rate with resulting tax effects accounted for in the reporting period of enactment. The Company performed an analysis and determined the value of the net DTA was reduced by $7.1 million, which was recognized as a one-time, non-cash, incremental income tax expense for the fourth quarter of 2017 and for the year ended December 31, 2018.

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

The following table shows the effective income tax rates for the dates indicated:

	Year Ended December 31,
	2018	2017	2016
Effective income tax rate	27.4%	52.6%	37.7%

The Company’s Federal and state income tax expense in 2018 was $13.3 million, compared to $26.5 million in 2017, and $16.6 million in 2016. The effective tax rate for the year ended December 31, 2018 decreased compared to the year ended December 31, 2017, primarily due to lower federal corporate tax rate for 2018 and the $7.1 million DTA adjustment in the fourth quarter of 2017.  The effective tax rate increased for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the $7.1 million DTA adjustment in the fourth quarter of 2017.

The difference in the effective tax rate for the periods reported compared to the combined Federal and state statutory tax rate of 29.6% for the year ended December 31, 2018, and 42% for the years ended December 31, 2017 and 2016, is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships (net of low income housing investment losses), and tax-exempt interest income earned on municipal bonds.

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.   The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to income tax expense of ($424,000) for the year ended December 31, 2018, compared to a reduction of ($146,000) for the year ended December 31, 2017.

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

The Company had the net deferred tax assets of $27.1 million and $16.2 million at December 31, 2018, and December 31, 2017, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2018 and December 31, 2017 will be fully realized in future years.

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

	Year Ended December 31, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$115,147	$14,698	$129,845
Intersegment interest allocations	1,856	(1,856)	—
Total interest expense	7,822	—	7,822
Net interest income	109,181	12,842	122,023
Provision for loan losses	7,224	197	7,421
Net interest income after provision	101,957	12,645	114,602
Noninterest income	8,662	912	9,574
Noninterest expense (2)	69,164	6,357	75,521
Intersegment expense allocations	753	(753)	—
Income before income taxes	42,208	6,447	48,655
Income tax expense	11,418	1,906	13,324
Net income	$30,790	$4,541	$35,331

Total assets	$3,028,721	$67,841	$3,096,562
Loans, net of deferred fees	$1,832,815	$53,590	$1,886,405
Goodwill	$70,709	$13,044	$83,753

(3)	Includes the holding company’s results of operations
(4)	The banking segment’s noninterest expense includes acquisition costs of $9,167,000.

	Year Ended December 31, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$95,027	$11,884	$106,911
Intersegment interest allocations	1,126	(1,126)	—
Total interest expense	5,387	—	5,387
Net interest income	90,766	10,758	101,524
Provision for loan losses	102	(3)	99
Net interest income after provision	90,664	10,761	101,425
Noninterest income	8,559	1,053	9,612
Noninterest expense (2)	53,860	6,878	60,738
Intersegment expense allocations	528	(528)	—
Income before income taxes	45,891	4,408	50,299
Income tax expense (3)	24,266	2,205	26,471
Net income	$21,625	$2,203	$23,828

Total assets	$2,780,286	$63,166	$2,843,452
Loans, net of deferred fees	$1,533,841	$48,826	$1,582,667
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

(2)	Includes $671,000 pre-tax acquisition costs related to the Tri-Valley and United American proposed mergers in the banking segment.

(3)Includes $7.1 million of expense associated with remeasurement of the net DTA, of which $6.7 million was in the banking segment, and $354,000 was in the factoring segment

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

(1)	Includes the holding company’s results of operation

Banking.  Our banking segment’s net income increased to $30.8 million for the year ended December 31, 2018, compared to net income of $21.6 million for the year ended December 31, 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates. The provision for loan losses increased to $7.2 million for the year ended December 31, 2018, compared to a provision for loan losses of $102,000 for the year ended December 31, 2017, primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018. Noninterest income remained relatively flat for the year ended December 31, 2018, compared to the year ended December 31, 2017.  For the year ended December 31, 2018, noninterest expense increased to $69.2 million, compared to $53.9 million for the year ended December 31, 2017, primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Tri-Valley and United American acquisitions, partially offset by lower professional fees.

For the year ended December 31, 2017, our banking segment’s net income decreased to $21.6 million, compared to net income of $25.2 million for the year ended December 31, 2016, primarily due to pre-tax acquisition costs of $671,000 related to the Tri-Valley and United American proposed mergers and a $6.7 million revaluation of the net DTA due to enactment of the Tax Act. For the year ended December 31, 2017, net interest income increased to $90.8 million, compared to $80.1 million for the year ended December 31, 2016, primarily as a result of an increase in the average balance of loans, investment securities, and other interest earning assets. The provision for loan losses was $102,000 for the year ended December 31, 2017, compared to a provision for loan losses of $1.2 million for the year ended December 31, 2016. Noninterest income decreased to $8.6 million for the year ended December 31, 2017, compared to $10.8 million for the year ended December 31, 2016, primarily due to a $1.1 million gain on proceeds from company-owned life insurance and a $1.1 million gain on sales of investment securities for the year ended 2016, and lower servicing income for the year ended December 31, 2017.  For the year ended December 31, 2017, noninterest expense increased to $53.9 million, compared to $50.3 million for the year ended December 31, 2016, primarily due to higher salaries and employee benefits as a result of annual salary increases and hiring additional employees, and costs related to the proposed merger transactions. Income tax expense of $24.3 million for the year ended December 31, 2017 included a non-cash additional tax expense of $6.7 million, which resulted from the remeasurement of our net DTA. Income tax expense for the year ended December 31, 2016 was $15.0 million.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 36 days for the years ended December 31, 2018 and 2017, and 35 days for the year ended December 31, 2016. Net interest income for the year ended December 31, 2018 increased to $12.8 million, compared to $10.8 million for the year ended December 31, 2017, primarily due to an increase in the average balance of factored receivables outstanding, partially offset by a decrease in the average yield on the factored receivables portfolio.  For the year ended December 31, 2017, net interest income decreased to $10.8 million, compared to $11.1 million for the year ended December 31, 2016, primarily due to a decrease in the average yield on the factored receivables portfolio, and a decrease in the average balance of factored receivables outstanding.  Income tax expense for the year ended December 31, 2017, included a $354,000 remeasurement of the net DTA due to enactment of the Tax Act.

FINANCIAL CONDITION

As of December 31, 2018, total assets increased 9% to $3.10 billion, compared to $2.84 billion at December 31, 2017. Securities available-for-sale, at fair value, were $459.0 million at December 31, 2018, an increase of 17% from $391.9 million at December 31, 2017. Securities held-to-maturity, at amortized cost, were $377.2 million at December 31, 2018, a decrease of (5%) from $398.3 million at December 31, 2017. Total loans, excluding loans held-for-sale, increased $303.7 million, or 19%, to $1.89 billion at December 31, 2018, compared to $1.58 billion at December 31, 2017, which included $181.5 million in loans from United American, $112.0 million in loans from Tri-Valley, and an increase of  $3.1 million in the Company’s legacy portfolio, partially offset by a decrease of  $7.0 million in purchased residential mortgage loans, and a decrease of $3.6 million in purchased CRE loans.

Total deposits increased $154.5 million, or 6%, to $2.64 billion at December 31, 2018, compared to $2.48 billion at December 31, 2017, which included $217.6 million in deposits from United American, $82.6 million in deposits from Tri-Valley, a decrease of $65.1 million in State of California certificates of deposit due to maturity, and a decrease of  $80.5 million, or (3%), in the Company’s legacy deposits, which was principally attributable to three deposit relationships totaling approximately $95 million.  Deposits, excluding all time deposits and CDARS deposits, increased $202.0 million, or 9%, to $2.48 billion at December 31, 2018, from $2.28 billion at December 31, 2017, which included $195.8 million of deposits added from United American, $75.5 million of deposits added from Tri-Valley, partially offset by a decrease of $69.3 million, or (3%), in the Company’s legacy deposits.

Securities Portfolio

The following table reflects the balances for each category of securities at year‑end:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$302,854	$374,733	$290,989
U.S. Treasury	148,753	—	—
U.S. Government sponsored entities	7,436	—	—
Trust preferred securities	—	17,119	15,600
Total	$459,043	$391,852	$306,589
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$291,241	$309,616	$233,409
Municipals — exempt from Federal tax	85,957	88,725	90,601
	$377,198	$398,341	$324,010

The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2018:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	N/A	$188,998	2.28%	$113,856	2.47%	$—	N/A	$302,854	2.35%
U.S. Treasury	—	N/A	148,753	2.80%	—	N/A	—	N/A	148,753	2.80%
U.S. Government sponsored entities	1,995	2.63%	5,441	2.65%	—	N/A	—	N/A	7,436	2.65%
Total	$1,995	2.63%	$343,192	2.51%	$113,856	2.47%	$—	N/A	$459,043	2.50%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	N/A	$137,468	1.90%	$106,384	2.35%	$47,389	3.38%	$291,241	2.31%
Municipals — exempt from Federal tax (1)	3,399	3.63%	31,426	3.35%	12,779	3.06%	38,353	3.17%	85,957	3.24%
Total	$3,399	3.63%	$168,894	2.17%	$119,163	2.43%	$85,742	3.29%	$377,198	2.52%

(1)Reflects tax equivalent yield based on a 21% Federal tax rate.

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

The investment securities available-for-sale portfolio totaled $459.0 million at December 31, 2018, an increase of 17% from $391.9 million at December 31, 2018. At December 31, 2018, the Company’s securities available-for-sale portfolio, at fair value, was comprised of $302.9 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $148.7 million U.S. Treasury, and $7.4 million U.S. Government sponsored entities debt securities. The pre-tax unrealized loss on securities available-for-sale at December 31, 2018 was ($7.7) million, compared to a pre-tax unrealized loss on securities available-for-sale of ($1.5) million at December 31, 2017, and a pre-tax unrealized loss on securities available-for-sale of ($2.0) million at December 31, 2016. All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio.

Investment securities available-for-sale acquired from United American totaled $63.7 million, at fair value, on May 4, 2018.  Subsequent to closing, the Company sold $55.4 million of these securities, for a gain on sale of securities of $179,000 in the second quarter of 2018. During the year ended December 31, 2018, the Company purchased $162.8 million of investment securities available‑for‑sale, which consisted of $15.2 million of Federal Home Loan Mortgage Corporation (“FHLMC”) securities, with an average book yield of 2.59%, and $147.6 million of U.S. Treasuries, with an average book yield of 2.82%.

At December 31, 2018, investment securities held-to-maturity totaled $377.2 million, a decrease of (5%) from $398.3 million at December 31, 2017. At December 31, 2018, the Company’s securities held-to-maturity portfolio, at amortized cost, was comprised of $291.2 million agency mortgage-backed securities, and $86.0 million tax-exempt municipal bonds.

During the year ended December 31, 2018, the Company purchased $31.5 million of investment securities held-to-maturity, which consisted of $6.3 million FHLMC securities, with an average book yield of 3.39%, and $25.1 million of FNMA securities, with an average book yield of 3.43%.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 61% of total assets at December 31, 2018 and 56% at December 31, 2017. The ratio of loans to deposits increased to 71.52% at December 31, 2018 from 63.74% at December 31, 2017.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding, excluding loans held‑for‑sale, and the percentage distribution in each category at the dates indicated.

	December 31,
	2018	% to Total	2017	% to Total	2016	% to Total	2015	% to Total	2014	% to Total
	(Dollars in thousands)
Commercial	$597,763	32%	$573,296	36%	$604,331	40%	$556,522	41%	$462,403	43%
Real estate:
CRE	994,067	52%	772,867	49%	662,228	44%	625,665	46%	478,335	44%
Land and construction	122,358	6%	100,882	6%	81,002	5%	84,428	6%	67,980	6%
Home equity	109,112	6%	79,176	5%	82,459	6%	76,833	6%	61,644	6%
Residential mortgages	50,979	3%	44,561	3%	52,887	4%	—	0%	—	0%
Consumer	12,453	1%	12,395	1%	20,460	1%	16,010	1%	18,867	1%
Total Loans	1,886,732	100%	1,583,177	100%	1,503,367	100%	1,359,458	100%	1,089,229	100%
Deferred loan fees, net	(327)	—	(510)	—	(760)	—	(742)	—	(586)	—
Loans, net of deferred fees	1,886,405	100%	1,582,667	100%	1,502,607	100%	1,358,716	100%	1,088,643	100%
Allowance for loan losses	(27,848)		(19,658)		(19,089)		(18,926)		(18,379)
Loans, net	$1,858,557		$1,563,009		$1,483,518		$1,339,790		$1,070,264

The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 67% of its gross loans were secured by real property as of December 31, 2018, compared to 63% as of December 31, 2017. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2018, loans were sold resulting in a gain on sales of SBA loans of $698,000, compared to a gain on sales of SBA loans of $1.1 million for 2017, and $796,000 for 2016.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including, but not limited to, service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 36 days for both the years ended December 31, 2018 and 2017. The balance of the purchased receivables as of December 31, 2018 and 2017 was $53.6 million and $48.8 million, respectively.

The commercial loan portfolio increased $24.5 million to $597.8 million at December 31, 2018, from $573.3 million at December 31, 2017, which included $17.8 million of loans added from United American, and $9.2 million of loans added from Tri-Valley, partially offset by a decrease of $2.6 million in the Company’s legacy portfolio. The commercial loan line usage was 36% at December 31, 2018, compared to 37% at December 31, 2017.

The Company’s CRE loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on CRE loans are generally between five and ten years (with amortization ranging from fifteen to twenty‑five years and a balloon payment due at maturity), however, SBA, and certain other real estate loans that can be sold in the secondary market, may be granted for longer maturities.

The CRE loan portfolio increased $221.2 million, or 29%, to $994.1 million at December 31, 2018, compared to $772.9 million at December 31, 2017, which included $133.8 million of loans added from United American, $90.7 million of loans added from Tri-Valley, partially offset by a decrease of $3.6 million in purchased CRE loans. At December 31, 2018, approximately 40% of the CRE loan portfolio was secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $21.5 million, or 21%, to $122.4 million at December 31, 2018, compared to $100.9 million at December 31, 2017, primarily due to organic growth of $17.5 million, and $4.0 million of loans added from United American.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $29.9 million, or 38%, to $109.1 million at December 31, 2018, compared to $79.2 million at December 31, 2017, which included $29.5 million of loans added from United American, and $12.2 million of loans added from Tri-Valley, partially offset by a decrease of $11.7 million in the Company’s legacy portfolio.

 Residential mortgage loans increased $6.4 million, 14%, to $51.0 million at December 31, 2018, compared to $44.6 million at December 31, 2017, primarily due to $13.4 million of loans added from United American, partially offset by a $7.0 million decrease in purchased residential mortgage loans.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, real property in the instances of home equity loans or lines of credit.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $61.9 million and $103.1 million at December 31, 2018, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale), as of December 31, 2018. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2018, approximately 52% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$477,742	99,426	20,595	$597,763
Real estate:
CRE	120,724	456,649	416,694	994,067
Land and construction	119,470	1,626	1,262	122,358
Home equity	102,734	3,102	3,276	109,112
Residential mortgages	1,539	6,588	42,852	50,979
Consumer	12,228	223	2	12,453
Loans	$834,437	$567,614	$484,681	$1,886,732

Loans with variable interest rates	$741,586	167,752	69,961	$979,299
Loans with fixed interest rates	92,851	399,862	414,720	907,433
Loans	$834,437	$567,614	$484,681	$1,886,732

Loan Servicing

As of December 31, 2018, 2017, and 2016 there were $104.0 million, $139.1 million, and $164.5 million, respectively, of SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2018	2017	2016
	(Dollars in thousands)
Beginning of period balance	$1,373	$1,854	$2,209
Additions	200	278	219
Amortization	(702)	(759)	(574)
End of period balance	$871	$1,373	$1,854

Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2018 and 2017, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	2018	2017	2016
	(Dollars in thousands)
Beginning of period balance	$968	$1,067	$1,367
Unrealized holding loss	(400)	(99)	(300)
End of period balance	$568	$968	$1,067

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2018, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

Carrying amount/fair value of Interest-Only (I/O) strip	$568
Prepayment speed assumption (annual rate)	10.9
Impact on fair value of 10% adverse change in prepayment speed (CPR 12.0%)	$(8)
Impact on fair value of 20% adverse change in prepayment speed (CPR 13.1%)	$(15)
Residual cash flow discount rate assumption (annual)	16.4%
Impact on fair value of 1% adverse change in discount rate (18.0% discount rate)	$(16)
Impact on fair value of 2% adverse change in discount rate (19.7% discount rate)	$(31)

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $8.9 million and $6.9 million at December 31, 2018 and December 31, 2017, respectively, of which $430,000 and $1.4 million were on nonaccrual. There were also $13.3 million and $840,000 loans less than 30 days past due included in nonaccrual loans held-for-investment, at December 31, 2018 and December 31, 2017, respectively.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$13,699	$2,250	$3,059	$4,716	$5,855
Restructured and loans 90 days past due and
still accruing	1,188	235	—	1,662	—
Total nonperforming loans	14,887	2,485	3,059	6,378	5,855
Foreclosed assets	—	—	229	364	696
Total nonperforming assets	$14,887	$2,485	$3,288	$6,742	$6,551

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.79%	0.16%	0.22%	0.50%	0.60%
Nonperforming assets as a percentage of total assets	0.48%	0.09%	0.13%	0.29%	0.41%

Nonperforming assets were $14.9 million, or 0.48% of total assets, at December 31, 2018 compared to $2.5 million, or 0.09% of total assets, at December 31, 2017. The increase in nonperforming assets at December 31, 2018, compared to December 31, 2017, was primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018.  At December 31, 2018, the recorded investment of this lending relationship was $12.0 million, and the Company had a $6.7 million specific loan loss reserve allocated for this lending relationship. There were no foreclosed assets at December 31, 2018 and December 31, 2017.

The following table presents nonperforming loans by class at year end:

	December 31, 2018			December 31, 2017
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$8,279	$963	$9,242	$1,251	$235	$1,486
Real estate:
CRE	5,094	—	5,094	500	—	500
Land and construction	—	—	—	119	—	119
Home equity	326	225	551	379	—	379
Consumer	—	—	—	1	—	1
Total	$13,699	$1,188	$14,887	$2,250	$235	$2,485

Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans was $23.4 million at December 31, 2018, and $25.1 million at December 31, 2017. There were no loans held-for-sale included in classified loans at December 31, 2018 and December 31, 2017. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	December 31, 2018			December 31, 2017
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$584,845	$12,918	$597,763	$554,913	$18,383	$573,296
Real estate:
CRE	985,193	8,874	994,067	766,988	5,879	772,867
Land and construction	122,358	—	122,358	100,763	119	100,882
Home equity	107,495	1,617	109,112	78,486	690	79,176
Residential mortgages	50,979	—	50,979	44,561	—	44,561
Consumer	12,453	—	12,453	12,394	1	12,395
Total	$1,863,323	$23,409	$1,886,732	$1,558,105	$25,072	$1,583,177

Classified loans were $23.4 million, or 0.76% of total assets, at December 31, 2018, compared to $25.1 million, or 0.88% of total assets, at December 31, 2017. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Year Ended December 31, 2018
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2018	$309	$16	$325
Additions	316	20	336
Principal repayments	(12)	—	(12)
Balance at December 31, 2018	$613	$36	$649

	Year Ended December 31, 2017
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2017	$131	$2	$133
Additions	198	15	213
Principal repayments	(20)	(1)	(21)
Balance at December 31, 2017	$309	$16	$325

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Beginning of year balance	$19,658	$19,089	$18,926	$18,379	$19,164
Charge-offs:
Commercial	(2,002)	(2,239)	(1,966)	(527)	(815)
Real estate:
CRE	—	—	—	(2)	—
Home equity	—	—	—	—	(87)
Consumer	(24)	—	(41)	(9)	(25)
Total charge-offs	(2,026)	(2,239)	(2,007)	(538)	(927)

Recoveries:
Commercial	2,645	1,585	365	877	418
Real estate:
CRE	150	859	—	9	35
Land and construction	—	244	568	127	26
Home equity	—	21	—	10	1
Consumer	—	—	—	30	—
Total recoveries	2,795	2,709	933	1,053	480
Net (charge-offs) recoveries	769	470	(1,074)	515	(447)
Provision (credit) for loan losses	7,421	99	1,237	32	(338)
End of year balance	$27,848	$19,658	$19,089	$18,926	$18,379

RATIOS:
Net charge-offs (recoveries) to average loans (1)	(0.04)%	(0.03)%	0.08%	(0.04)%	0.05%
Allowance for loan losses to total loans (1)	1.48%	1.24%	1.27%	1.39%	1.69%
Allowance for loan losses to nonperforming loans	187.06%	791.07%	624.03%	296.74%	313.90%

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

	December 31,
	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$17,061	32%	$10,608	36%	$10,656	40%	$10,748	41%	$11,187	43%
Real estate:
CRE	6,737	52%	5,909	49%	5,181	44%	4,980	46%	4,707	44%
Land and construction	2,008	6%	1,441	6%	1,221	5%	1,504	6%	1,048	6%
Home equity	1,609	6%	1,390	5%	1,639	6%	1,592	6%	1,315	6%
Residential mortgages	317	3%	210	3%	286	4%	—	0%	—	0%
Consumer	116	1%	100	1%	106	1%	102	1%	122	1%
Total	$27,848	100%	$19,658	100%	$19,089	100%	$18,926	100%	$18,379	100%

The allowance for loan losses totaled $27.8 million, or 1.48% of total loans at December 31, 2018, compared to $19.7 million, or 1.24% of total loans at December 31, 2017. The allowance for loan losses to total nonperforming loans decreased to 187.06% at December 31, 2018, compared to 791.07% at December 31, 2017, primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018. The Company had net recoveries of $769,000, or (0.04)% of average loans, for the year ended December 31, 2018, compared to net recoveries of $470,000, or (0.03)% of average loans, for the year ended December 31, 2017.

The allowance for loan losses related to the commercial portfolio increased $6.5 million at December 31, 2018 from December 31, 2017, primarily due a single large lending relationship placed on nonaccrual during the second quarter of 2018, resulting in a provision to the allowance for loan losses of $5.9 million, and net recoveries of $643,000. The allowance for loan losses related to the real estate portfolio increased $1.7 million at December 31, 2018 from December 31, 2017, primarily due to increasing market risk associated with risk factors for real estate loans, resulting in a $1.6 million provision for loan losses and net recoveries of $150,000.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $83.8 million at December 31, 2018, which consisted of, $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, and $24.3 million related to the United American acquisition.  Total goodwill was $45.6 million at December 31, 2017, which consisted of $13.0 million related to the Bay View Funding acquisition, and $32.6 million related to the Focus acquisition.

On April 6, 2018, the Company completed its acquisition of Tri-Valley for a transaction value of $32.3 million. At closing, the Company issued 1,889,613 shares of the Company’s common stock with an aggregate market value of $30.7 million on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 0.0489 of a share of the Company’s common stock for each outstanding share of Tri-Valley common stock. In addition, at closing the Company paid cash to the holder of a stock warrant and holders of outstanding stock options and related fees and fractional shares totaling $1.6 million. The Company recorded goodwill of $13.8 million for the Tri-Valley acquisition.

On May 4, 2018, the Company completed its acquisition of United American for a transaction value of $56.4 million.  At closing, the Company issued 2,826,032 shares of the Company’s common stock with an aggregate market value of $47.3 million on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 2.1644 of a share of the Company’s common stock for each outstanding share of United American common stock and each common stock equivalent underlying the United American Series D Preferred Stock and Series E Preferred Stock. The shareholders of the United American Series A Preferred Stock and the Series B Preferred Stock received $1,000 cash for each share totaling $8.7 million and $435,000, respectively.  In addition, the Company paid $2,000 in cash for fractional shares, for total cash consideration of $9.1 million.  The Company recorded goodwill of $24.3 million for the United American acquisition.

The Company completed its annual goodwill impairment analysis as of November 30, 2018 with the assistance of an independent valuation firm.  No events or circumstances since the November 30, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other intangible assets were $12.0 million at December 31, 2018, compared to $5.6 million at December 31, 2017.  The customer relationship and brokered relationship and intangible assets arising from the acquisition of Bay View Funding were $1.1 million at December 31, 2018 and $1.3 million at December 31, 2017, net of accumulated amortization. The core deposit intangible assets arising from the acquisition of Focus was $3.5 million at December 31, 2018 and $4.3 million at December 31, 2017, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the Tri-Valley acquisition were $1.8 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the United American acquisition were $5.6 million at December 31, 2018, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,021,582	39%	$989,753	40%	$917,187	41%
Demand, interest-bearing	702,000	27%	601,929	24%	541,282	24%
Savings and money market	754,277	28%	684,131	27%	572,743	25%
Time deposits — under $250	58,661	2%	51,710	2%	57,857	3%
Time deposits — $250 and over	86,114	3%	138,634	6%	163,670	7%
CDARS — interest-bearing demand,
money market and time deposits	14,898	1%	16,832	1%	9,401	0%
Total deposits	$2,637,532	100%	$2,482,989	100%	$2,262,140	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at December 31, 2018 and 3% at December 31, 2017.

Total deposits increased $154.5 million, or 6%, to $2.64 billion at December 31, 2018, compared to $2.48 billion at December 31, 2017, which included $217.6 million in deposits from United American, $82.6 million in deposits from Tri-Valley, a decrease of $65.1 million in State of California certificates of deposit due to maturity, and a decrease of $80.5 million, or (3%), in the Company’s legacy deposits, which was principally attributable to three deposit relationships totaling approximately $95.0 million.

Deposits, excluding all time deposits and CDARS deposits, increased $202.0 million, or 9%, to $2.48 billion at December 31, 2018, compared to $2.28 billion at December 31, 2017, which included $195.8 million of deposits added from United American, $75.5 million of deposits added from Tri-Valley, partially offset by a decrease of $69.3 million, or (3%), in the Company’s legacy deposits.

Time deposits of $250,000 and over decreased $52.5 million, or (38%), to $86.1 million at December 31, 2018, compared to $138.6 million at December 31, 2017, which included the maturity of $65.1 million State of California certificates of deposits, partially offset by $9.6 million of deposits added from United American, and $2.8 million of deposits added from Tri-Valley.

At December 31, 2018, the Company had no certificates of deposits from the State of California. At December 31, 2017, the Company had $72.5 million, at fair value, of securities pledged for $65.1 million in certificates of deposits from the State of California.

At December 31, 2018, the $14.9 million CDARS deposits were comprised of $8.7 million of interest-bearing demand deposits, $3.4 million of money market accounts and $2.8 million of time deposits. At December 31, 2017, the $16.8 million CDARS deposits were comprised of $10.9 million of interest-bearing demand deposits, $1.7 million of money market accounts and $4.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of December 31, 2018:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$19,288	22%
Over three months through six months	32,674	37%
Over six months through twelve months	30,507	34%
Over twelve months	6,430	7%
Total	$88,899	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2018	2017	2016
Return on average assets	1.16%	0.86%	1.13%
Return on average tangible assets	1.19%	0.88%	1.15%
Return on average equity	10.79%	8.86%	10.71%
Return on average tangible equity	14.41%	10.98%	13.55%
Average equity to average assets ratio	10.72%	9.76%	10.54%

Off‑Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $740.4 million at December 31, 2018, as compared to $687.4 million at December 31, 2017. Unused commitments represented 39% and 43% of outstanding gross loans at December 31, 2018 and 2017, respectively.

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

The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to
make loans	$130,871	$593,839	$102,505	$570,190
Standby letters of credit	2,770	12,899	3,972	10,715
	$133,641	$606,738	$106,477	$580,905

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2018, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Deposits(1)	$2,625,717	$10,564	$1,251	$—	$2,637,532
Subordinated debt	—	—	—	40,000	40,000
Operating leases	4,032	4,027	1,741	691	10,491
Other long-term liabilities(2)	1,283	3,368	3,837	43,590	52,078
Total contractual obligations	$2,631,032	$17,959	$6,829	$84,281	$2,740,101

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 71.52% at December 31, 2018, compared to 63.74% at December 31, 2017.

FHLB and FRB  Borrowings and Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2018 and December 31, 2017. The Company had $228.2 million of loans pledged to the FHLB as collateral on an available line of credit of $178.6 million at December 31, 2018.

The Company can also borrow from FRB’s discount window. The Company had $739.8 million of loans pledged to the Federal Reserve as collateral on an available line of credit of $418.4 million at December 31, 2018, none of which was outstanding.

At December 31, 2018 and 2017, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2018 or 2017.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2018 or 2017.

The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2018 or 2017.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Average balance during the year	$—	$—	$418
Average interest rate during the year	—	—	2.57
Maximum month-end balance during the year	$—	$—	$3,000
Average rate at period-end	N/A	N/A	N/A

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

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points. Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. The Subordinated Debt, net of unamortized costs totaled $39.4 million at December 31, 2018 and $39.2 million at December 31, 2017, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank. The Company down streamed $20.0 million of the proceeds to HBC during the second quarter of 2017.

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$276,675	$229,258	$214,924
Additional Tier 1 capital	—	—	—
Tier 1 Capital	276,675	229,258	214,924
Tier 2 Capital	67,922	59,496	19,705
Total risk-based capital	$344,597	$288,754	$234,629

Risk-weighted assets	$2,303,941	$2,003,652	$1,876,732
Average assets for capital purposes	$3,118,150	$2,873,978	$2,515,623

Capital ratios:
Total risk-based capital	15.0%	14.4%	12.5%
Tier 1 risk-based capital	12.0%	11.4%	11.5%
Common equity Tier 1 risk-based capital	12.0%	11.4%	11.5%
Leverage(1)	8.9%	8.0%	8.5%

(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of HBC under the Basel III requirements for the periods indicated:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$293,730	$244,790	$211,364
Additional Tier 1 capital	—	—	—
Tier 1 Capital	293,730	244,790	211,364
Tier 2 Capital	28,553	20,312	19,705
Total risk-based capital	$322,283	$265,102	$231,069

Risk-weighted assets	$2,302,751	$2,002,736	$1,876,024
Average assets for capital purposes	$3,116,645	$2,873,102	$2,514,922

Capital ratios:
Total risk-based capital	14.0%	13.2%	12.3%
Tier 1 risk-based capital	12.8%	12.2%	11.3%
Common equity Tier 1 risk-based capital	12.8%	12.2%	11.3%
Leverage(1)	9.4%	8.5%	8.4%

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

(1)Includes 1.875% capital conservation buffer, except the leverage ratio.

(2)Includes 2.5% capital conservation buffer, except the leverage ratio.

The Basel III capital rules introduce a new “capital conservation buffer,” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk‑weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk‑weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in beginning on January 1, 2016 at 0.625% and was phased in over a four‑year period (increasing by that amount on each subsequent January 1, and became fully phased in on January 1, 2019). The conservation ratio increased to 1.875% for the year ended December 31, 2018.

At December 31, 2018, the Company’s consolidated capital ratios exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2018, December 31, 2017, and December 31, 2016, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since December 31, 2018, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At December 31, 2018, the Company had total shareholders’ equity of $367.5 million, compared to $271.2 million at December 31, 2017. At December 31, 2018, total shareholders’ equity included $300.9 million in common stock, $79.0 million in retained earnings, and ($12.4) million of accumulated other comprehensive loss. The book value per common share was $8.49 at December 31, 2018, compared to $7.10 at December 31, 2017. The tangible book value per common share was $6.28 at December 31, 2018, compared to $5.76 at December 31, 2017. The increase in total shareholders’ equity was primarily from the issuance of common stock in the Tri-Valley and United American acquisitions in which an aggregate of 4,712,645 shares of stocks were issued at an aggregate market value at the time of issuance of $78.0 million.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	December 31,
	2018	2017
	(Dollars in thousands)

Unrealized loss on securities available-for-sale	$(5,412)	$(857)
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	343	305
Split dollar insurance contracts liability	(3,722)	(3,691)
Supplemental executive retirement plan liability	(3,995)	(4,552)
Reclassification due to the effects of the Tax Act	—	(1,019)
Unrealized gain on interest-only strip from SBA loans	405	562
Total accumulated other comprehensive loss	$(12,381)	$(9,252)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2018. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$21,386	16.6%
+300	$16,178	12.5%
+200	$10,934	8.5%
+100	$5,694	4.4%
0	$—	—%
−100	$(9,315)	(7.2)%
−200	$(20,548)	(15.9)%

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest‑earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2018, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S‑K is included as part of Item 7 of this report.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 98 through 151.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2018, the period covered by this report.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2018.

The independent registered public accounting firm of Crowe LLP, as auditors of our consolidated financial statements, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting based on criteria established in the 2013 “Internal Control — Integrated Framework,” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

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

ITEM 11  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2018. Such information is incorporated herein by reference.

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 98 through 151.

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

3.3	Bylaws, as amended, of Heritage Commerce Corp (incorporated by reference from the Registrant’s Current Report Form 8‑K filed June 28, 2013)
10.1	Real Property Lease for Registrant’s Principle Office dated April 13, 2000 (incorporated by reference from Registrant’s Annual Report on Form 10‑K filed on March 6, 2015)
10.2	Sixth Amendment to Lease for Registrant’s Principle Office dated November 17, 2014 (incorporated by reference from Registrant’s Annual Report on Form 10‑K filed on March 6, 2015)
*10.3	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed May 3, 2005)
*10.4	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed June 2, 2009)
*10.5	Non‑qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 31, 2005)
*10.6	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed October 22, 2007)
*10.7	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed July 21, 2011)
*10.8	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed February 1, 2012)
*10.9	Employment Agreement with Margo Butsch, dated June 26, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed June 26, 2017)
*10.10	Employment Agreement with Keith Wilton, dated February 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed February 20, 2014)
*10.11	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed March 9, 2012)
*10.12	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed March 9, 2012)
*10.13	2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement in Form S‑8 filed July 15, 2013)
*10.14	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.15	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.16	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed September 30, 2008)
*10.17	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 17, 2008)
*10.18	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 17, 2008)

Exhibit Number	Description
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

10.23

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed December 23, 2009)

10.24

Stock Purchase Agreement, between Heritage Bank of Commerce, BVF Acquisition Corp and the stockholders named therein dated October 8, 2014 (incorporated herein from the Registrant’s Current Report on Form 8‑K, as filed October 9, 2014)

21.1	Subsidiaries of the Registrant (incorporated herein from the Registrant’s 2016 Annual Report on Form 10‑K, as filed March 3, 2017)
23.1	Consent of Crowe LLP
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10‑K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

	BY:	/s/ WALTER T. KACZMAERK
Walter T. Kaczmarek
DATE: March 14, 2019		Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Julianne Biagini	Director	March 14, 2019
Julianne Biagini

/s/ Frank G. Bisceglia	Director	March 14, 2019
Frank G. Bisceglia

/s/ Jack W. Conner	Director and Chairman of the Board	March 14, 2019
Jack W. Conner

/s/ JASON Dinapoli	Director	March 14, 2019
Jason DiNapoli

/s/ Steven L. Hallgrimson	Director	March 14, 2019
Steven L. Hallgrimson

/s/ Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principal Executive Officer)	March 14 2019
Walter T. Kaczmarek
/s/ Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
Lawrence D. McGovern

/s/ Robert T. Moles	Director	March 14, 2019
Robert T. Moles

/s/ Laura Roden	Director	March 14, 2019
Laura Roden

/s/ Ranson W. Webster	Director	March 14, 2019
Ranson W. Webster

/s/ KEITH A. WILTON	Director and Executive Vice President and Chief Operating Officer	March 14, 2019
Keith A. Wilton

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Heritage Commerce Corp

San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2005.

Sacramento, California

March 14, 2019

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and due from banks	$30,273	$31,681
Other investments and interest-bearing deposits in other financial institutions	134,295	284,541
Total cash and cash equivalents	164,568	316,222
Securities available-for-sale, at fair value	459,043	391,852
Securities held-to-maturity, at amortized cost (fair value of $366,175 at
December 31, 2018 and $394,292 at December 31, 2017)	377,198	398,341
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,649	3,419
Loans, net of deferred fees	1,886,405	1,582,667
Allowance for loan losses	(27,848)	(19,658)
Loans, net	1,858,557	1,563,009
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	25,216	17,911
Company-owned life insurance	61,859	60,814
Premises and equipment, net	7,137	7,353
Goodwill	83,753	45,664
Other intangible assets	12,007	5,589
Accrued interest receivable and other assets	44,575	33,278
Total assets	$3,096,562	$2,843,452

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,021,582	$989,753
Demand, interest-bearing	702,000	601,929
Savings and money market	754,277	684,131
Time deposits - under $250	58,661	51,710
Time deposits - $250 and over	86,114	138,634
CDARS - interest-bearing demand, money market and time deposits	14,898	16,832
Total deposits	2,637,532	2,482,989
Subordinated debt, net of issuance costs	39,369	39,183
Accrued interest payable and other liabilities	52,195	50,041
Total liabilities	2,729,096	2,572,213

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at December 31, 2018 and December 31, 2017	—	—
Common stock, no par value; 60,000,000 shares authorized; 43,288,750 shares issued and outstanding at December 31, 2018 and 38,200,883 shares issued and
outstanding at December 31, 2017	300,844	218,355
Retained earnings	79,003	62,136
Accumulated other comprehensive loss	(12,381)	(9,252)
Total shareholders' equity	367,466	271,239
Total liabilities and shareholders' equity	$3,096,562	$2,843,452

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$105,635	$86,346	$79,284
Securities, taxable	15,211	13,724	10,432
Securities, exempt from Federal tax	2,225	2,256	2,290
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	6,774	4,585	2,425
Total interest income	129,845	106,911	94,431

Interest expense:
Deposits	5,506	3,991	3,199
Subordinated debt	2,314	1,394	—
Short-term borrowings	2	2	12
Total interest expense	7,822	5,387	3,211

Net interest income before provision for loan losses	122,023	101,524	91,220
Provision for loan losses	7,421	99	1,237
Net interest income after provision for loan losses	114,602	101,425	89,983

Noninterest income:
Service charges and fees on deposit accounts	4,113	3,231	3,116
Increase in cash surrender value of life insurance	1,045	1,666	1,747
Servicing income	709	973	1,398
Gain on sales of SBA loans	698	1,108	796
Gain (loss) on sales of securities	266	(6)	1,099
Gain on proceeds from company-owned life insurance	—	—	1,119
Other	2,743	2,640	2,350
Total noninterest income	9,574	9,612	11,625

Noninterest expense:
Salaries and employee benefits	43,762	35,719	33,386
Occupancy and equipment	5,411	4,578	4,378
Professional fees	1,969	2,982	3,471
Other	24,379	17,459	16,404
Total noninterest expense	75,521	60,738	57,639
Income before income taxes	48,655	50,299	43,969
Income tax expense	13,324	26,471	16,588
Net income	35,331	23,828	27,381
Dividends on preferred stock	—	—	(1,512)
Net income available to common shareholders	35,331	23,828	25,869
Undistributed earnings allocated to Series C preferred stock	—	—	(1,278)
Distributed and undistributed earnings allocated to common shareholders	$35,331	$23,828	$24,591

Earnings per common share:
Basic	$0.85	$0.63	$0.72
Diluted	$0.84	$0.62	$0.72

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$35,331	$23,828	$27,381
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(6,383)	417	(1,711)
Deferred income taxes	1,925	(175)	719
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(44)	(51)	(116)
Deferred income taxes	13	22	49
Reclassification adjustment for losses (gains) realized in income	(266)	6	(1,099)
Deferred income taxes	79	(3)	461
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(4,676)	216	(1,697)

Change in net pension and other benefit plan liability adjustment	2,196	(923)	6
Deferred income taxes	(649)	388	(3)
Change in pension and other benefit plan liability, net of
deferred income taxes	1,547	(535)	3
Other comprehensive loss	(3,129)	(319)	(1,694)

Total comprehensive income	$32,202	$23,509	$25,687

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2018, 2017, and 2016
						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2016	21,004	$19,519	32,113,479	$193,364	$38,773	$(6,220)	$245,436
Net income	—	—	—	—	27,381	—	27,381
Other comprehensive loss	—	—	—	—	—	(1,694)	(1,694)
Preferred stock exchanged for common stock	(21,004)	(19,519)	5,601,000	19,519	—	—	—
Issuance of restricted stock awards, net	—	—	79,112	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	—	—	479	—	—	479
Cash dividend declared $0.36 per share	—	—	—	—	(13,627)	—	(13,627)
Stock option expense, net of forfeitures and taxes	—	—	—	937	—	—	937
Stock options exercised	—	—	147,416	938	—	—	938
Balance, December 31, 2016	—	—	37,941,007	215,237	52,527	(7,914)	259,850
Net income	—	—	—	—	23,828	—	23,828
Other comprehensive loss	—	—	—	—	—	(319)	(319)
Issuance of restricted stock awards, net	—	—	64,136	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	—	—	912	—	—	912
Cash dividend declared $0.40 per share	—	—	—	—	(15,238)	—	(15,238)
Reclassification associated with the
Adoption of ASU 2018-02	—	—	—	—	1,019	(1,019)	—
Stock option expense, net of forfeitures	—	—	—	838	—	—	838
Stock options exercised	—	—	195,740	1,368	—	—	1,368
Balance, December 31, 2017	—	—	38,200,883	218,355	62,136	(9,252)	271,239
Net income	—	—	—	—	35,331	—	35,331
Other comprehensive loss	—	—	—	—	—	(3,129)	(3,129)
Issuance of common shares to acquire
Tri-Valley Bank	—	—	1,889,613	30,725	—	—	30,725
Issuance of common shares to acquire
United American Bank	—	—	2,826,032	47,280	—	—	47,280
Issuance of restricted stock awards, net	—	—	95,378	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	—	—	1,109	—	—	1,109
Cash dividend declared $0.44 per share	—	—	—	—	(18,464)	—	(18,464)
Stock option expense, net of forfeitures	—	—	—	708	—	—	708
Stock options exercised	—	—	276,844	2,667	—	—	2,667
Balance, December 31, 2018	—	$—	43,288,750	$300,844	$79,003	$(12,381)	$367,466

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,331	$23,828	$27,381
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	3,788	4,344	4,265
(Gain) loss on sale of securities available-for-sale	(266)	6	(1,099)
Gain on sale of SBA loans	(698)	(1,108)	(796)
Proceeds from sale of SBA loans originated for sale	11,765	14,733	11,371
SBA loans originated for sale	(15,214)	(13,730)	(14,434)
Provision for loan losses	7,421	99	1,237
Increase in cash surrender value of life insurance	(1,045)	(1,666)	(1,747)
Gain on proceeds from company owned life insurance	—	—	(1,119)
Depreciation and amortization	753	786	763
Amortization of other intangible assets	1,943	1,361	1,568
Stock option expense, net	708	838	937
Amortization of restricted stock awards, net	1,109	912	479
Amortization of subordinated debt issuance costs	186	110	—
Effect of changes in:
Accrued interest receivable and other assets	1,572	10,497	(1,238)
Accrued interest payable and other liabilities	1,219	348	(1,669)
Net cash provided by operating activities	48,572	41,358	25,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(162,806)	(144,898)	(75,803)
Purchase of securities held-to-maturity	(31,496)	(120,505)	(239,441)
Maturities/paydowns/calls of securities available-for-sale	57,142	57,862	67,562
Maturities/paydowns/calls of securities held-to-maturity	50,773	44,277	23,415
Proceeds from sales of securities available-for-sale	94,291	6,536	75,689
Net change in loans	38,394	(77,199)	(139,792)
Changes in Federal Home Loan Bank stock and other investments	(4,483)	(2,715)	(2,502)
Purchase of premises and equipment	(187)	(649)	(480)
Cash received in bank acquisition, net of cash paid	36,028	—	—
Proceeds from sale of foreclosed assets	—	—	49
Proceeds from company-owned life insurance	—	—	3,739
Net cash provided (used in) by investing activities	77,656	(237,291)	(287,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(262,085)	220,849	199,365
Issuance of subordinated debt, net of issuance costs	—	39,073	—
Exercise of stock options	2,667	1,368	938
Short-term borrowings	—	—	(3,000)
Payment of cash dividends	(18,464)	(15,238)	(13,627)
Net cash (used in) provided by financing activities	(277,882)	246,052	183,676
Net increase (decrease) in cash and cash equivalents	(151,654)	50,119	(77,989)
Cash and cash equivalents, beginning of period	316,222	266,103	344,092
Cash and cash equivalents, end of period	$164,568	$316,222	$266,103

Supplemental disclosures of cash flow information:
Interest paid	$7,528	$5,166	$3,214
Income taxes paid	12,838	17,256	16,530

Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$—	$—	$6,693
Transfer of loans held-for-sale to loan portfolio	4,917	2,391	5,451
Loans transferred to foreclosed assets	—	—	278
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents, net of cash paid	36,028	—	—
Securities available-for-sale	63,723	—	—
Net loans	336,446	—	—
Premises and equipment, net	350	—	—
Goodwill	38,089	—	—
Other intangible assets	8,361
Other assets, net	14,736	—	—
Deposits	(416,628)	—	—
Other borrowings	(62)	—	—
Other liabilities	(3,038)	—	—
Common stock issued to acquire Tri-Valley and United American Bank	78,005	—	—

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

The Company acquired Tri-Valley Bank (“Tri-Valley”) on April 6, 2018.  Tri-Valley was merged with HBC, with HBC as the surviving bank.  Tri-Valley’s results of operations have been included in the Company’s results of operations beginning April 7, 2018.

The Company acquired United American Bank (“United American”) on May 4, 2018.  United American was merged with HBC, with HBC as the surviving bank.  United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018.

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

Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan losses is recorded with a charge to current period earnings through provision for loan losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company would first reduce any previously established allowance for loan and lease losses, and then record an adjustment to interest income through a prospective increase in the accretable yield. There were no PCI loans at December 31, 2018 and December 31, 2017.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight‑line basis over the lesser of the respective lease terms or estimated useful lives. The Company owns one building which is being depreciated over 40 years. Furniture, equipment, and leasehold improvements are depreciated over estimated useful lives generally ranging from five to fifteen years. The Company evaluates the recoverability of long‑lived assets on an ongoing basis.

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

Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of Tri-Valley on April 6, 2018 and United American on May 4, 2018, and from acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of a core deposit intangible assets from the Focus Business Bank (“Focus”) acquisition in August 2015, the Tri-Valley acquisition in April 2018, and the United American acquisition in May 2018, and below market value lease intangible assets from the Tri-Valley and United American acquisitions. In addition, a customer relationship and brokered relationship intangible assets arising from the Bay View Funding acquisition in November 2014 are included in other intangible assets.  They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible assets from the acquisitions are being amortized on an accelerated method over ten years.  The below market value lease intangible assets are being amortized on the straight line method over three years for United American and eleven years for Tri-Valley. The customer relationship and brokered relationship intangible assets from the Bay View Funding acquisition are being amortized over ten years.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2018 and 2017.

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

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to tax expense of ($424,000) and ($146,000) for the years ended December 31, 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law, which among other things reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  When tax rates change, U.S. generally accepted accounting principles requires companies to remeasure certain tax-related assets and liabilities as of the date of enactment of the new legislation with the resulting tax effects accounted for as a discrete item recorded as a component of tax expense or benefit in the reporting period.

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

Stock‑Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight‑line basis over the requisite service period for the entire award. Compensation cost recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures.

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

Segment Reporting

HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, San Benito, and San Mateo counties of California. Bay View Funding provides business essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. With the previous acquisition of Bay View Funding, the Company has two reportable segments consisting of Banking and Factoring.

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2017 and 2016 were reclassified to conform to the 2018 presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of the standard. The Company’s revenue recognition pattern for revenue streams within the scope of the standard, including but not limited to service charges on deposit accounts and gains/losses on the sale of other real estate owned (“OREO”), did not change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company elected to use the modified retrospective transition method which requires application of the standard to uncompleted contracts at the date of adoption however, periods prior to the date of adoption were not retrospectively revised as the impact of the standard on uncompleted contracts at the date of adoption was not material. See Note 19 – Revenue Recognition for more information.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The standard was effective for the Company on January 1, 2018 and resulted in the use of an exit price rather than an entrance price to determine the fair value of financial instruments not measured at fair value on a non-recurring basis in the consolidated balance sheets. See Note 15 – Fair Value regarding the valuation of the loan portfolio.

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

Newly Issued, but not yet Effective Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This update revises the model to assess how a lease should be classified and provides guidance for lessees and lessors, when presenting right-of-use assets and lease liabilities on the balance sheet. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This update became effective for the Company on January 1, 2019.

In July 2018, the FASB issued supplementary ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for an additional transition method allowing for a modified retrospective adoption approach where the guidance would only be applied to existing leases in effect at the adoption date and new leases going forward, with a cumulative effect adjustment to retained earnings as of the adoption date and additional required disclosures regarding leasing arrangements only for those periods after adoption. This update also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company has elected the practical expedients permitted by ASU 2018-11.

The Company developed and is currently executing on a project plan for implementing the provisions of the new lease standard. At the adoption date, the Company expects to report increased assets and liabilities of approximately $9.6 million on its consolidated statement of financial condition as a result of recognizing right-of-use assets and lease liabilities related to non-cancelable operating lease agreements for office space, which currently are not recorded on its consolidated statement of financial condition. The Company does not expect the adoption of this guidance will be material to its Consolidated Statement of Income.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities. The update amends the accounting for credit losses on available for sale securities, whereby credit losses will be presented as an allowance as opposed to a write down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, the amendment requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. While early application is permitted for fiscal years beginning after December 15, 2018, the Company plans to adopt this standard on January 1, 2020. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories historical performance. In the first quarter of 2018, we contracted with a third party vendor to provide a model and assist with assessing processes, portfolio segmentation, and model development. The Company also continues to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in its allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

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

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This update shortens the amortization period of certain callable debt securities held at a premium to the earliest call date.  The amendments in this update are effective for the Company’s fiscal year beginning after December 15, 2018, and interim periods within that fiscal year; however, early adoption is permitted.  If early adoption of this update is elected by the Company, any adjustments will be reflected as of the beginning of the fiscal year.  The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and the Company will be required to provide change in accounting principle disclosures.  The Company is currently evaluating the impact of this new accounting guidance and an estimate of the impact to the Company’s financial statements is not known.

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2018 and 2017
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2018, net of taxes	$(362)	$375	$(9,265)	$(9,252)
Other comprehensive (loss) before reclassification, net of taxes	(4,458)	—	1,387	(3,071)
Amounts reclassified from other comprehensive (loss) income, net of taxes	(187)	(31)	160	(58)
Net current period other comprehensive (loss) income, net of taxes	(4,645)	(31)	1,547	(3,129)

Ending balance December 31, 2018, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)

Beginning balance January 1, 2017, net of taxes	$(540)	$336	$(7,710)	$(7,914)
Other comprehensive (loss) before reclassification, net of taxes	242	—	(654)	(412)
Amounts reclassified from other comprehensive income (loss), net of taxes	3	(29)	119	93
Net current period other comprehensive income (loss), net of taxes	245	(29)	(535)	(319)
Reclassification associated with the Adoption of ASU 2018-02	(67)	68	(1,020)	(1,019)

Ending balance December 31, 2017, net of taxes	$(362)	$375	$(9,265)	$(9,252)

	Amounts Reclassified from
	AOCI(1)
	Year Ended
Details About AOCI Components	2018	2017	2016	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$266	$(6)	$1,099	Gain (loss) on sales of securities
	(79)	3	(461)	Income tax expense
	187	(3)	638	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	44	51	116	Interest income on taxable securities
	(13)	(22)	(49)	Income tax expense
	31	29	67	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	65	71	51
Actuarial losses	(292)	(276)	(239)
	(227)	(205)	(188)	Salaries and employee benefits
	67	86	79	Income tax benefit
	(160)	(119)	(109)	Net of tax
Total reclassification from AOCI for the year	$58	$(93)	$596

(1)This AOCI component is included in the computation of net periodic benefit cost (see Note 14 — Benefit Plans).

3) Securities

The amortized cost and estimated fair value of securities at year‑end were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$311,523	$98	$(8,767)	$302,854
U.S. Treasury	147,823	930	—	148,753
U.S. Government sponsored entities	7,433	4	(1)	7,436
Total	$466,779	$1,032	$(8,768)	$459,043

Securities held-to-maturity:
Agency mortgage-backed securities	$291,241	$59	$(9,153)	$282,147
Municipals - exempt from Federal tax	85,957	312	(2,241)	84,028
Total	$377,198	$371	$(11,394)	$366,175

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$378,339	$786	$(4,392)	$374,733
Trust preferred securities	15,000	2,119	—	17,119
Total	$393,339	$2,905	$(4,392)	$391,852

Securities held-to-maturity:
Agency mortgage-backed securities	$309,616	$6	$(4,394)	$305,228
Municipals - exempt from Federal tax	88,725	946	(607)	89,064
Total	$398,341	$952	$(5,001)	$394,292

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$3,868	$(21)	$281,082	$(8,746)	$284,950	$(8,767)
U.S. Government sponsored entities	3,974	(1)	—	—	3,974	(1)
Total	$7,842	$(22)	$281,082	$(8,746)	$288,924	$(8,768)

Securities held-to-maturity:
Agency mortgage-backed securities	$16,088	$(103)	$255,917	$(9,050)	$272,005	$(9,153)
Municipals - exempt from Federal tax	5,019	(27)	57,301	(2,214)	62,320	(2,241)
Total	$21,107	$(130)	$313,218	$(11,264)	$334,325	$(11,394)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)
Total	$185,824	$(1,623)	$146,670	$(2,769)	$332,494	$(4,392)

Securities held-to-maturity:
Agency mortgage-backed securities	$168,439	$(1,368)	$130,759	$(3,026)	$299,198	$(4,394)
Municipals - exempt from Federal tax	18,159	(182)	19,240	(425)	37,399	(607)
Total	$186,598	$(1,550)	$149,999	$(3,451)	$336,597	$(5,001)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2018, the Company held 525 securities (202    available-for-sale and 323 held-to-maturity), of which 385 had fair values below amortized cost. At December 31, 2018, there were $281,082,000 of agency mortgage-backed securities available-for-sale, $255,917,000 of agency mortgage-backed securities held-to-maturity, and $57,301,000 of municipals bonds held-to-maturity carried with an unrealized loss for 12 months or greater. The total unrealized loss for securities 12 months or greater was $20,010,000 at December 31, 2018. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

The proceeds from sales of securities and the resulting gains and losses are listed below:

	2018	2017	2016
	(Dollars in thousands)
Proceeds	$94,291	$6,536	$75,689
Gross gains	1,243	—	1,144
Gross losses	(977)	(6)	(45)

The amortized cost and fair value of debt securities as of December 31, 2018, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$1,996	$1,995
Due after one through five years	153,260	154,194
Agency mortgage-backed securities	311,523	302,854
Total	$466,779	$459,043

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$645	$645
Due after one through five years	4,199	4,246
Due after five through ten years	25,311	25,226
Due after ten years	55,802	53,911
Agency mortgage-backed securities	291,241	282,147
Total	$377,198	$366,175

Securities with amortized cost of $36,229,000 and $110,874,000 as of December 31, 2018 and 2017 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

4) Loans

Loans at year‑end were as follows:

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$597,763	$573,296
Real estate:
CRE	994,067	772,867
Land and construction	122,358	100,882
Home equity	109,112	79,176
Residential mortgages	50,979	44,561
Consumer	12,453	12,395
Loans	1,886,732	1,583,177
Deferred loan fees, net	(327)	(510)
Loans, net of deferred fees	1,886,405	1,582,667
Allowance for loan losses	(27,848)	(19,658)
Loans, net	$1,858,557	$1,563,009

At December 31, 2018, total net loans included in the table above include $36,958,000, $111,952,000 and $181,453,000, of the loans acquired in the Focus, Tri-Valley, and United American acquisitions, respectively, that were not purchased credit impaired loans. At December 31, 2017, total net loans included in the table above include $58,551,000, of the loans acquired in the Focus transaction that were not purchased credit impaired loans.

Changes in the allowance for loan losses were as follows:

	Year Ended December 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(2,002)	—	(24)	(2,026)
Recoveries	2,645	150	—	2,795
Net (charge-offs) recoveries	643	150	(24)	769
Provision for loan losses	5,810	1,571	40	7,421
End of period balance	$17,061	$10,671	$116	$27,848

	Year Ended December 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,239)	—	—	(2,239)
Recoveries	1,585	1,124	—	2,709
Net (charge-offs) recoveries	(654)	1,124	—	470
Provision (credit) for loan losses	606	(501)	(6)	99
End of period balance	$10,608	$8,950	$100	$19,658

	Year Ended December 31, 2016
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,748	$8,076	$102	$18,926
Charge-offs	(1,966)	—	(41)	(2,007)
Recoveries	365	568	—	933
Net (charge-offs) recoveries	(1,601)	568	(41)	(1,074)
Provision (credit) for loan losses	1,509	(317)	45	1,237
End of year balance	$10,656	$8,327	$106	$19,089

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year‑end:

	December 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,944	$—	$—	$6,944
Collectively evaluated for impairment	10,117	10,671	116	20,904
Total allowance balance	$17,061	$10,671	$116	$27,848
Loans:			—
Individually evaluated for impairment	$9,495	$5,645	$—	$15,140
Collectively evaluated for impairment	588,268	1,270,871	12,453	1,871,592
Total loan balance	$597,763	$1,276,516	$12,453	$1,886,732

	December 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$290	$—	$—	$290
Collectively evaluated for impairment	10,318	8,950	100	19,368
Total allowance balance	$10,608	$8,950	$100	$19,658
Loans:
Individually evaluated for impairment	$1,775	$998	$1	$2,774
Collectively evaluated for impairment	571,521	996,488	12,394	1,580,403
Total loan balance	$573,296	$997,486	$12,395	$1,583,177

The following table presents loans held‑for‑investment individually evaluated for impairment by class of loans as of December 31, 2018 and December 31, 2017. The recorded investment included in the following table represents loan principal net of any partial charge‑offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge‑offs.

	December 31, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,849	$1,849	$—	$1,243	$1,243	$—
Real estate:
CRE	5,094	5,094	—	500	500	—
Land and construction	—	—	—	138	119	—
Home Equity	551	551	—	379	379	—
Consumer	—	—	—	1	1	—
Total with no related allowance recorded	7,494	7,494	—	2,261	2,242	—

With an allowance recorded:
Commercial	7,646	7,646	6,944	589	532	290
Total with an allowance recorded	7,646	7,646	6,944	589	532	290
Total	$15,140	$15,140	$6,944	$2,850	$2,774	$290

The following table presents interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Year Ended December 31, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$10,744	$3,507	$24	$487	$—	$14,762
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2017
		Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$2,455	$567	$359	$337	$1	$3,719
Interest income during impairment	$—	$—	$3	$—	$—	$3
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year‑end:

	2018	2017
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$13,699	$2,250
Restructured and loans over 90 days past due and still accruing	1,188	235
Total nonperforming loans	14,887	2,485
Other restructured loans	253	289
Total impaired loans	$15,140	$2,774

The following table presents the nonperforming loans by class at year‑end:

	December 31, 2018			December 31, 2017
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$8,279	$963	$9,242	$1,250	$235	$1,485
Real estate:
CRE	5,094	—	5,094	501	—	501
Land and construction	—	—	—	119	—	119
Home equity	326	225	551	379	—	379
Consumer	—	—	—	1	—	1
Total	$13,699	$1,188	$14,887	$2,250	$235	$2,485

The following table presents the aging of past due loans as of December 31, 2018 by class of loans:

	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$5,698	$1,916	$1,258	$8,872	$588,891	$597,763
Real estate:
CRE	—	—	—	—	994,067	994,067
Land and construction	—	—	—	—	122,358	122,358
Home equity		—	—	—	109,112	109,112
Residential mortgages	—	—	—	—	50,979	50,979
Consumer	1	—	—	1	12,452	12,453
Total	$5,699	$1,916	$1,258	$8,873	$1,877,859	$1,886,732

The following table presents the aging of past due loans as of December 31, 2017 by class of loans:

	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,288	$1,224	$589	$6,101	$567,195	$573,296
Real estate:
CRE	—	—	500	500	772,367	772,867
Land and construction	—	—	119	119	100,763	100,882
Home equity	223	—	—	223	78,953	79,176
Residential mortgages	—	—	—	—	44,561	44,561
Consumer	—	—	—	—	12,395	12,395
Total	$4,511	$1,224	$1,208	$6,943	$1,576,234	$1,583,177

Past due loans 30 days or greater totaled $8,873,000 and $6,943,000 at December 31, 2018 and December 31, 2017, respectively, of which $430,000 and $1,410,000 were on nonaccrual. At December 31, 2018, there were also $13,269,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2017, there were also $840,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable. In addition, loans of so little value that their continuance as assets is not warranted are classified as loss. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at December 31, 2018 or 2017.

The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2018			December 31, 2017
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$584,845	$12,918	$597,763	$554,913	$18,383	$573,296
Real estate:
CRE	985,193	8,874	994,067	766,988	5,879	772,867
Land and construction	122,358	—	122,358	100,763	119	100,882
Home equity	107,495	1,617	109,112	78,486	690	79,176
Residential mortgages	50,979	—	50,979	44,561	—	44,561
Consumer	12,453	—	12,453	12,394	1	12,395
Total	$1,863,323	$23,409	$1,886,732	$1,558,105	$25,072	$1,583,177

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in compliance with the Company’s underwriting policy.

The book balance of troubled debt restructurings at December 31, 2018 was $649,000, which included $36,000 of nonaccrual loans and $613,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2017, was $325,000, which included $16,000 of nonaccrual loans and $309,000 of accruing loans. Approximately $38,000 and $1,000 in specific reserves were established with respect to these loans as of December 31, 2018 and December 31, 2017. As of December 31, 2018 and December 31, 2017, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The following table presents loans by class modified as troubled debt restructurings:

	During the Year Ended
	December 31, 2018
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	3	$336	$336
Home equity	1	224	224
Total	4	$560	$560

	During the Year Ended
	December 31, 2017
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	3	$213	$213
Total	3	$213	$213

During the twelve months ended December 31, 2018, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the years ended December 31, 2018 and 2017.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties for the periods indicated:

	2018	2017
	(Dollars in thousands)
Beginning of year balance	$531	$547
Repayment on loans during the year	(531)	(16)
End of year balance	$—	$531

5) Loan Servicing

At December 31, 2018, 2017, and 2016, the Company serviced SBA loans sold to the secondary market of approximately $104,016,000, $139,086,000, and $164,454,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.12%,  1.13%, and 1.17% at December 31, 2018, 2017, and 2016, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2018	2017	2016
	(Dollars in thousands)
Beginning of year balance	$1,373	$1,854	$2,209
Additions	200	278	219
Amortization	(702)	(759)	(574)
End of year balance	$871	$1,373	$1,854

There was no valuation allowance for servicing rights at December 31, 2018, 2017, and 2016, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $1,651,000,  $2,594,000, and $3,306,000, at December 31, 2018, 2017, and 2016, respectively. The fair value of servicing rights at December 31, 2018, was estimated using a weighted average constant prepayment rate (“CPR”) assumption of 10.89%, and a weighted average discount rate assumption of 16.40%. The fair value of servicing rights at December 31, 2017, was estimated using a weighted average CPR assumption of 8.13%, and a weighted average discount rate assumption of 13.86%.  The fair value of servicing rights at December 31, 2016, was estimated using a weighted average CPR assumption of 7.40%, and a weighted average discount rate assumption of 12.96%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2018	2017	2016
	(Dollars in thousands)
Beginning of year balance	$968	$1,067	$1,367
Unrealized loss	(400)	(99)	(300)
End of year balance	$568	$968	$1,067

6) Premises and Equipment

Premises and equipment at year‑end were as follows:

	2018	2017
	(Dollars in thousands)
Building	$3,508	$3,508
Land	2,900	2,900
Furniture and equipment	9,584	9,256
Leasehold improvements	5,645	5,368
	21,637	21,032
Accumulated depreciation and amortization	(14,500)	(13,679)
Premises and equipment, net	$7,137	$7,353

Depreciation and amortization expense was $753,000, $786,000, and $763,000 in 2018, 2017, and 2016, respectively.

7) Leases

Operating Leases

The Company owns one of its offices and leases the others under non‑cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ended December 31,	(Dollars in thousands)
2019	$4,032
2020	2,662
2021	1,365
2022	1,136
2023	605
Thereafter	691
Total	$10,491

Rent expense under operating leases was $3,960,000, $3,226,000, and $2,947,000 in 2018, 2017, and 2016, respectively.

8) Business Combinations

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

(Dollars in thousands)
Cash paid for:
Warrant	$889
Options	615
Other	91
Total cash paid	1,595

Issuance of 1,889,613 shares of common stock to Tri-
Valley shareholders at $16.26 per share at Closing	30,725

Total consideration	$32,320

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	Tri-Valley	Adjustments		Acquisition
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$21,757	$1,153	(a)	$22,910
Loans	123,532	(2,563)	(b)	120,969
Allowance for loan losses	(1,969)	1,969	(c)	—
Other intangible assets	—	1,978	(d)	1,978
Other assets, net	9,939	(2,894)	(e)	7,045
Total assets acquired	$153,259	$(357)		152,902

Liabilities assumed:
Deposits	$135,351	$37	(f)	135,388
Other liabilities	608	—		608
Total liabilities assumed	$135,959	$37		135,996
Net assets acquired				16,906
Purchase price				30,725
Goodwill recorded in the merger				$13,819

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

(e)Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded, and the disposition of other real estate owned.

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

(Dollars in thousands)
Consideration paid:
Cash paid for:
Series A Preferred Stock	$8,700
Series B Preferred Stock	435
Other	2
Total cash paid	9,137

Issuance of 2,826,032 shares of common stock to United
American shareholders at $16.73 per share at Closing	47,280
Total consideration	$56,417

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	United American	Adjustments		Acquisition
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$45,638	$(32,520)	(a)	$13,118
Securities available-for-sale	64,144	(421)	(b)	63,723
Loans	196,694	18,783	(c)	215,477
Allowance for loan losses	(2,952)	2,952	(d)	—
Other intangible assets	—	6,383	(e)	6,383
Other assets, net	9,119	(1,078)	(f)	8,041
Total assets acquired	$312,643	$(5,901)		306,742

Liabilities assumed:
Deposits	$281,189	$51	(g)	281,240
Other borrowings	62	—		62
Other liabilities	2,617	(187)	(h)	2,430
Total liabilities	$283,868	$(136)		283,732
Net assets acquired				23,010
Purchase price				47,280
Goodwill recorded in the merger				$24,270

Explanation of certain fair value related adjustments for the United American acquisition:

(a)

Represents the cash acquired in the merger, net of cash paid for the transaction of $9,137,000, the repurchase of $23,732,000 loan participations from ATBancorp, and $51,000 for invoices paid after closing for services prior to closing, partially offset by a tax refund of $400,000.

(b)	Represents the fair value adjustment on investment securities available-for-sale.
(c)

Represents the repurchase of $23,732,000 loan participations from ATBancorp, partially ofsset by the fair value adjustment to the net book value of loans of $4,680,000, which includes an interest rate mark and credit mark adjustment, and net charge-offs of $269,000 subsequent to closing.

(d)	Represents the elimination of United American’s allowance for loan losses.
(e)

Represents intangible assets recorded to reflect the fair value of core deposits and a below market lease. The core deposit asset was recorded as an identifiable intangible asset and is amortized on an accelerated basis over the estimated average life of the deposit base.  The below market lease intangible assets will be amortized on the straight line method over three years.

(f)	Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.
(g)	Represents the fair value adjustment on time deposits, which was be accreted as a reduction of interest expense.

(h)	Represents the reversal of over accrued accounts payable.

United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018.

The Company believes the mergers provide the opportunity to combine three independent business banking franchises with similar philosophies and cultures into a combined $3.1 billion business bank based in San Jose, California. The pooling of the three banks’ resources and knowledge enhance the Company’s capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank will be much better positioned to meet the needs of the Company’s customers, shareholders and the community.  Pre-tax acquisition and integration costs of $5,598,000 and $671,000 for the years ended December 31, 2018 and 2017, respectively, were included in other noninterest expense. In addition, salaries and employee benefits included severance and retention expense of $3,569,000 for the year ended December 31, 2018 related to the Tri-Valley and United American acquisitions.  Total severance, retention, acquisition and integration costs were $9,167,000 and $671,000 for the years ended December 31, 2018 and 2017, respectively.

The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. There were no PCI loans at December 31, 2018 and December 31, 2017.

Goodwill of $13,819,000 arising from the Tri-Valley acquisition and $24,270,000 from the United American acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As these transactions were structured as a tax-free exchange, the goodwill will not be deductible for tax purposes. Management’s preliminary valuation of the tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the tables above. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing final “stub” period tax returns for April 6, 2018 for Tri-Valley, and May 4, 2018 for United American.

9) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2018, the carrying value of goodwill was $83,753,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,620,000 from its acquisition of Focus, $13,819,000 from its acquisition of Tri-Valley and $24,270,000 from its acquisition of United American.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2018 with the assistance of an independent valuation firm.  No events or circumstances since the November 30, 2018 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

Other Intangible Assets

Other intangible assets acquired in the acquisition of United American in May 2018 included a core deposit intangible asset of $5,723,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $660,000, amortized over its estimated useful life of 3 years. Accumulated amortization of the core deposit intangible and below market lease was $756,000 at December 31, 2018.

Other intangible assets acquired in the acquisition of Tri-Valley in April 2018 include a core deposit intangible asset of $1,768,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $210,000,  amortized over its estimated useful life of 11 years. Accumulated amortization of the core deposit intangible and below market lease was $222,000 at December 31, 2018.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized on an accelerated method over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $2,770,000 and $1,995,000 at December 31, 2018 and December 31, 2017, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included a below market value lease intangible assets of $109,000, a non-compete agreement intangible asset of $250,000, and a customer relationship and brokered relationship intangible assets of $1,900,000, amortized over the 10 year estimated useful lives. Accumulated amortization of these intangible assets was $791,000 and $960,000 at December 31, 2018 and December 31, 2017, respectively. The below market lease and non-compete agreement intangible assets were fully amortized at December 31, 2017.

Estimated amortization expense for each of the next five years follows and thereafter is as follows:

	United	United				Bay View Funding
	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense
	(Dollars in thousands)
2019	$777	$255	$240	$18	$734	$190	$2,214
2020	665	235	208	18	716	190	2,032
2021	602	—	184	18	596	190	1,590
2022	553	—	167	18	502	190	1,430
2023	521	—	158	18	420	190	1,307
Thereafter	2,019	—	603	106	547	159	3,434
	$5,137	$490	$1,560	$196	$3,515	$1,109	$12,007

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2018 and December 31, 2017.

10) Deposits

The following table presents the scheduled maturities of all time deposits for the next five years:

(Dollars in thousands)
2019	$135,745
2020	8,475
2021	2,089
2022	1,205
2023	46
Total	$147,560

Time deposits of $250,000 and over were $86,114,000 and $138,634,000 at December 31, 2018 and 2017, respectively. At December 31, 2018, time deposits within Certificate of Deposit Account Registry Service (“CDARS”) deposits totaled $14,898,000, which comprised money market deposits of $3,366,000, and interest-bearing demand deposits of $8,747,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $2,785,000, (which are included in the table above). The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are not considered brokered deposits under current regulatory reporting guidelines. CDARS deposits were comprised of $10,916,000 of interest-bearing demand accounts, $1,669,000 of money market accounts and $4,217,000 of time deposits at December 31, 2017.

At December 31, 2018, the Company had no certificates of deposits from the State of California. At December 31, 2017, the Company had securities pledged with a fair value of $72,454,000 for $65,121,000 in certificates of deposits (including accrued interest) with the State of California.

Deposits from executive officers, directors, and their affiliates were $21,752,000 and $17,322,000 at December 31, 2018 and 2017, respectively.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2018, and December 31, 2017, HBC had no overnight borrowings from the FHLB. HBC had $228,152,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $178,560,000 at December 31, 2018. HBC had $247,218,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $198,783,000 at December 31, 2017.

HBC can also borrow from the FRB’s discount window. HBC had approximately $739,830,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $418,399,000 at December 31, 2018, none of which was outstanding. HBC can also borrow from the FRB’s discount window. HBC had approximately $612,552,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $376,522,000 at December 31, 2017, none of which was outstanding.

At December 31, 2018, HBC had Federal funds purchase arrangements available of $55,000,000. There were no Federal funds purchased outstanding at December 31, 2018 and 2017.

HCC has a $5,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2018 and 2017.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2018, and 2017.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company at its option may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium.  Unamortized debt issuance cost totaled $631,000 at December 31, 2018.

12) Income Taxes

On December 22, 2017, the Tax Act was signed into law, which among other things reduces the federal corporate tax rate to 21% from 35%, effective January 1, 2018. The enactment of the Tax Act caused our net deferred tax assets to be revalued at the new lower tax rate with resulting tax effects accounted for in the fourth quarter of 2017. The Company performed an analysis and determined the value of the net DTA was reduced by $7,103,000, which was recognized as a one-time, non-cash, incremental income tax expense for the fourth quarter of 2017.

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

Income tax expense (benefit) consisted of the following for the year ended December 31, as follows:

	2018	2017	2016
	(Dollars in thousands)
Currently payable tax:
Federal	$9,187	$12,948	$13,373
State	5,416	4,653	4,748
Total currently payable	14,603	17,601	18,121
Deferred tax expense (benefit):
Federal	(1,133)	1,193	(1,029)
Due to enactment of Tax Reform	—	7,103	—
State	(146)	574	(504)
Total deferred tax	(1,279)	8,870	(1,533)
Income tax expense	$13,324	$26,471	$16,588

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2018	2017	2016
Statutory Federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	8.5%	6.8%	6.6%
Low income housing credits, net of investment losses	(0.8)%	(0.5)%	(0.3)%
Increase in cash surrender value of life insurance	(0.5)%	(1.2)%	(1.4)%
Stock option/restricted stock windfall tax benefit	(0.9)%	(0.3)%	N/A
Non-taxable interest income	(0.9)%	(1.5)%	(1.7)%
Split-dollar term insurance	0.1%	0.1%	0.1%
Due to enactment of Tax Reform	0.0%	14.1%	N/A
Other, net	0.9%	0.1%	(0.6)%
Effective tax rate	27.4%	52.6%	37.7%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Defined postretirement benefit obligation	$7,877	$8,385
Allowance for loan losses	7,697	5,671
Federal net operating loss carryforwards	5,093	650
Securities available-for-sale	2,184	400
California net operating loss carryforwards	2,128	394
Accrued expenses	1,939	910
Stock compensation	1,244	1,272
State income taxes	1,117	975
Premises and equipment	642	649
Split-dollar life insurance benefit plan	80	76
Tax credit carryforwards	71	70
Nonaccrual interest	55	76
Other	716	365
Total deferred tax assets	30,843	19,893

Deferred tax liabilities:
Intangible liabilities	(1,671)	(1,357)
Loan fees	(1,089)	(1,079)
Prepaid expenses	(554)	(533)
I/O strips	(163)	(406)
FHLB stock	(174)	(171)
Other	(103)	(100)
Total deferred tax liabilities	(3,754)	(3,646)
Net deferred tax assets	$27,089	$16,247

At December 31, 2018, the Company's federal net operating loss (“NOL”) carryforwards were $24,200,000 and the Company's California net operating loss carryforwards were $24,800,000. These amounts are attributable to the Focus, Tri-Valley and United American transactions. The realization of these NOL carryforwards for federal and state tax purposes are limited on the amount of net operating losses that can be utilized annually under the current tax law. The Company does not believe that its annual limitation on each acquisition will impact the ultimate deductibility of the NOL carry-forwards.  The State tax credit carryforwards, net of Federal tax effects, were $71,000 as of December 31, 2018, which will begin to expire in 2019. As the Company will be able to fully utilize the net operating loss carryforwards before they begin to expire in 2029, no valuation allowance is required against the deferred tax assets.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. As of December 31, 2018 and 2017 the Company’s recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2018, and December 31, 2017, the Company had net deferred tax assets of $27,089,000 and $16,247,000, respectively. At December 31, 2018, the Company determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2015, and by the State of California taxing authority for years before 2014.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Low income housing investments	$3,172	$3,411
Future commitments	$273	$302

The Company expects $15,000 of the future commitments to be paid in 2019, $15,000 in 2020, and $243,000 in 2021 through 2023.

For tax purposes, the Company recognized low income housing tax credits of $425,000 and $439,000 for the years ended December 31, 2018 and December 2017, respectively, and low income housing investment expense of $437,000 and $460,000, respectively.  The Company recognizes low income housing investment expenses as a component of income tax expense.

13) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. The Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. In 2018, the Company granted 330,500 shares of nonqualified stock options and 97,818 shares of restricted stock subject to time vesting requirements. There were 1,163,506 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2018.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2018	1,602,732	$9.54
Granted	330,500	$16.66
Exercised	(276,844)	$9.63
Forfeited or expired	(85,785)	$14.22
Outstanding at December 31, 2018	1,570,603	$10.76	6.44	$3,311,870
Vested or expected to vest	1,476,367		6.44	$3,113,157
Exercisable at December 31, 2018	1,058,010		5.35	$3,203,117

Information related to the equity plans for each of the last three years:

	2018	2017	2016
Intrinsic value of options exercised	$1,844,909	$1,342,794	$606,359
Cash received from option exercise	$2,667,305	$1,368,673	$938,057
Tax benefit realized from option exercises	$534,638	$547,817	$242,303
Weighted average fair value of options granted	$3.03	$2.66	$2.12

As of December 31, 2018, there was $1,389,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.68 years.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	December 31,
	2018	2017	2016
Expected life in months(1)	72	72	72
Volatility(1)	21%	24%	31%
Weighted average risk-free interest rate(2)	2.88%	1.94%	1.41%
Expected dividends(3)	2.64%	2.78%	3.48%

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2018	181,185	$11.66
Granted	97,818	$16.83
Vested	(83,265)	$16.22
Forfeited or expired	(2,440)	$12.65
Nonvested shares at December 31, 2018	193,298	$11.04

As of December 31, 2018, there was $2,091,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.56 years.

The Company has two share based compensation plans. Total compensation cost has been charged against income for those plans was $1,817,000, $1,750,000, $1,594,000, for 2018, 2017, and 2016, respectively. The total income tax benefit was $424,000, $146,000, and $0 for 2018, 2017, and 2016, respectively.

14) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $2,500 and $2,000 for each employee’s contributions in 2018 and 2017, respectively. Contribution expense was $749,000, $535,000, and $454,000 in 2018, 2017 and 2016, respectively.

Employee Stock Ownership Plan

The Company sponsors a non‑contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year‑end. Employer contributions to the ESOP are discretionary. The Company has suspended contributions to the ESOP since 2010. At December 31, 2018, the ESOP owned 108,270 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its employees. Under the deferred compensation plan, an employee may defer up to 100% of his or her bonus and 50% of their regular salary into a deferred account. Amounts deferred are invested in a portfolio of approved investment choices as directed by the employee. Amounts deferred by employees to the deferred compensation plan will be distributed at a future date they have selected or upon termination of employment. There were seven employees who elected to participate in the deferred compensation plan during 2018 and 2017.

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan (“SERP”) covering some current and some former key executives and directors. The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 52 at December 31, 2018. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The SERP has no assets and the projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2018	2017
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$28,510	$27,376
Service cost	249	325
Actuarial loss (gain)	(1,885)	790
Interest cost	947	1,034
Benefits paid	(1,040)	(1,015)
Projected benefit obligation at end of year	$26,781	$28,510
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$5,672	$7,849

Weighted‑average assumptions used to determine the benefit obligation at year‑end:

	2018	2017
Discount rate	4.03%	3.38%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2019	$1,283
2020	1,672
2021	1,696
2022	1,863
2023	1,974
2024 to 2028	10,451
$18,939

The components of pension cost for the SERP follow:

	2018	2017
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$249	$325
Interest cost	947	1,034
Amortization of net actuarial loss	292	276
Net periodic benefit cost	$1,488	$1,635

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income. The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $183,000 and $292,000 as of December 31, 2018 and 2017, respectively.

Net periodic benefit cost was determined using the following assumption:

	2018	2017
Discount rate	3.38%	3.85%
Rate of compensation increase	N/A	N/A

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

The following sets forth the funded status of the split dollar life insurance benefits:

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,711	$6,301
Interest cost	227	243
Actuarial loss (gain)	(35)	167
Projected benefit obligation at end of period	$6,903	$6,711

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Net actuarial loss	$2,573	$2,453
Prior transition obligation	1,149	1,238
Accumulated other comprehensive loss	$3,722	$3,691

Weighted‑average assumption used to determine the benefit obligation at year‑end follow:

	2018	2017
Discount rate	4.03%	3.38%

Components of net periodic benefit cost during the year are:

	2018	2017
	(Dollars in thousands)
Amortization of prior transition obligation	$(65)	$(71)
Interest cost	227	243
Net periodic benefit cost	$162	$172

The estimated net actuarial loss and prior transition obligation for the split‑dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 as of December 31, 2018 and 2017.

Weighted‑average assumption used to determine the net periodic benefit cost:

	2018	2017
Discount rate	3.38%	3.85%

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at December 31, 2018
Available-for-sale securities:
Agency mortgage-backed securities	$302,854	—	$302,854	—
U.S. Treasury	148,753	—	148,753	—
U.S. Government sponsored entities	7,436	—	7,436	—
I/O strip receivables	568	—	568	—
Assets at December 31, 2017
Available-for-sale securities:
Agency mortgage-backed securities	$374,733	—	$374,733	—
Trust preferred securities	17,119	—	17,119	—
I/O strip receivables	968	—	968	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at December 31, 2018
Impaired loans - held-for-investment:
Commercial	$702	—	—	$702
	$702	—	—	$702

Assets at December 31, 2017
Impaired loans - held-for-investment:
Commercial	$242	—	—	$242
Real estate:
Land and construction	119	—	—	119
	$361	—	—	$361

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$7,646	$651
Book value of impaired loans held-for-investment carried at cost	7,494	2,123
Total impaired loans held-for-investment	$15,140	$2,774
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$7,646	$651
Specific valuation allowance	(6,944)	(290)
Impaired loans held-for-investment carried at fair value, net	$702	$361

Impaired loans held‑for‑investment were $15,140,000 at December 31, 2018. In addition, these loans had a specific valuation allowance of $6,944,000 at December 31, 2018. Impaired loans held‑for‑investment totaling $7,646,000 at December 31, 2018 were carried at fair value as a result of partial charge‑offs and specific valuation allowances at year‑end. The remaining $7,494,000 of impaired loans were carried at cost at December 31, 2018, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during 2018 on impaired loans held‑for‑investment carried at fair value at December 31, 2018 resulted in an additional provision for loan losses of $7,042,000.

At December 31, 2018, there were no foreclosed assets.

Impaired loans held‑for‑investment were $2,774,000 at December 31, 2017. In addition, these loans had a specific valuation allowance of $290,000 at December 31, 2017. Impaired loans held‑for‑investment totaling $651,000 at December 31, 2017 were carried at fair value as a result of partial charge‑offs and specific valuation allowances at year‑end. The remaining $2,123,000 of impaired loans were carried at cost at December 31, 2017, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during 2017 on impaired loans held‑for‑investment carried at fair value at December 31, 2017 resulted in an additional provision for loan losses of $254,000.

At December 31, 2017, there were no foreclosed assets.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis, at December 31, 2018 and 2017:

	December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$702	Market Approach	Discount adjustment for differences between comparable sales	0% to 1%

	December 31, 2017
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$242	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
Land and construction	119	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

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

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$164,568	$164,568	$—	$—	$164,568
Securities available-for-sale	459,043	—	459,043	—	459,043
Securities held-to-maturity	377,198	—	366,175	—	366,175
Loans (including loans held-for-sale), net	1,861,206	—	2,649	1,826,654	1,829,303
FHLB stock, FRB stock, and other
investments	25,216	—	—	—	N/A
Accrued interest receivable	9,577	—	2,871	6,706	9,577
I/O strips receivables	568	—	568	—	568
Liabilities:
Time deposits	$147,560	$—	$147,916	$—	$147,916
Other deposits	2,489,972	—	2,489,972	—	2,489,972
Subordinated debt	39,369	—	38,969	—	38,969
Accrued interest payable	497	—	497	—	497

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$316,222	$316,222	$—	$—	$316,222
Securities available-for-sale	391,852	—	391,852	—	391,852
Securities held-to-maturity	398,341	—	394,292	—	394,292
Loans (including loans held-for-sale), net	1,566,428	—	3,419	1,507,967	1,511,386
FHLB stock, FRB stock, and other
investments	17,911	—	—	—	N/A
Accrued interest receivable	7,985	—	2,423	5,562	7,985
I/O strips receivables	968	—	968	—	968
Liabilities:
Time deposits	$194,561	$—	$194,844	$—	$194,844
Other deposits	2,288,428	—	2,288,428	—	2,288,428
Subordinated debt	39,183	—	40,384	—	40,384
Accrued interest payable	389	—	389	—	389

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

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

Commitments to extend credit were as follows:

	December 31, 2018		December 31, 2017
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$130,871	$593,839	$102,505	$570,190
Standby letters of credit	2,770	12,899	3,972	10,715
	$133,641	$606,738	$106,477	$580,905

Commitments generally expire within one year.

Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

The Company is required to maintain interest‑bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2018, the Company maintained reserves of $8,310,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Loss Contingencies

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

17) Shareholders’ Equity and Earnings Per Share

Dividends—On January 24, 2019, the Company announced that its Board of Directors declared a $0.12 per share quarterly cash dividend to holders of common stock. The dividend was paid on February 21, 2019, to shareholders of record at close of business day on February 7, 2019.

Earnings Per Share -- Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participated in the earnings of the Company prior to the exchange for common stock and, therefore, the shares issued on the conversion of the Series C Preferred Stock were considered outstanding under the two class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 534,106, 346,500, and 759,007 stock options for the years ended December 31, 2018, 2017 and 2016, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$35,331	$23,828	$	$ 25,869
Less: undistributed earnings allocated to Series C
Preferred Stock	—	—		(1,278)
Distributed and undistributed earnings allocated to
common shareholders	$35,331	$23,828		$24,591

Weighted average common shares outstanding for basic
earnings per common share	41,469,211	38,095,250		33,933,806
Dilutive potential common shares	713,728	515,565		285,315
Shares used in computing diluted earnings per common share	42,182,939	38,610,815		34,219,121

Basic earnings per share	$0.85	$0.63		$0.72
Diluted earnings per share	$0.84	$0.62		$0.72

18) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since December 31, 2018, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules establish a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is to be phased-in over four years beginning on January 1, 2016. The buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2018.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2018 and December 31, 2017, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2018, and December 31, 2017.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2018
Total Capital	$344,597	15.0%	$227,514	9.875%
(to risk-weighted assets)
Tier 1 Capital	$276,675	12.0%	$181,435	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$276,675	12.0%	$146,876	6.375%
(to risk-weighted assets)
Tier 1 Capital	$276,675	8.9%	$124,726	4.000%
(to average assets)

(1)Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2018, and December 31, 2017.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2018
Total Capital	$322,283	14.0%	$230,275	10.0%	$227,397	9.875%
(to risk-weighted assets)
Tier 1 Capital	$293,730	12.8%	$184,220	8.0%	$181,342	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$293,730	12.8%	$149,679	6.5%	$146,800	6.375%
(to risk-weighted assets)
Tier 1 Capital	$293,730	9.4%	$155,832	5.0%	$124,666	4.000%
(to average assets)

(1)Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

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

The Subordinated Debt, net of unamortized issuance costs, totaled $39,369,000 at December 31, 2018, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2018, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $22,057,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed dividends totaling $17,000,000 and $16,000,000 for the years ended December 31, 2018 and 2017, respectively.

19) Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Basis of Presentation, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Service charges and fees on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. We sometimes charge customers fees that are not specifically related to the customer accessing its funds, such as account maintenance or dormancy fees. The amount of deposit fees assessed varies based on a number of factors, such as the type of customer and account, the quantity of transactions, and the size of the deposit balance. We charge, and in some circumstances do not charge, fees to earn additional revenue and influence certain customer behavior. An example would be where we do not charge a monthly service fee, or do not charge for certain transactions, for customers that have a high deposit balance. Deposit fees are considered either transactional in nature (such as wire transfers, nonsufficient fund fees, and stop payment orders) or non-transactional (such as account maintenance and dormancy fees). These fees are recognized as earned or as transactions occur and services are provided. Check orders and other deposit account related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Year Ended
	December 31,
	2018	2017
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$4,113	$3,231
Noninterest Income Out-of-scope of Topic 606	5,461	6,381
Total noninterest income	$9,574	$9,612

20) Noninterest Expense

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Salaries and employee benefits	$40,193	$35,719	$33,386
Other acquisition and integration related costs	5,598	671	—
Occupancy and equipment	5,411	4,578	4,378
Severance and retention acquisition costs (1)	3,569	—	—
Professional fees	2,891	2,982	3,471
Software subscriptions	2,343	1,831	1,573
Data processing	1,978	1,483	1,331
Amortization of intangible assets	1,943	1,361	1,568
Insurance expense	1,685	1,529	1,275
Recovery of legal fees (2)	(922)	—	—
Other	10,832	10,584	10,657
Total	$75,521	$60,738	$57,639

(1)   Included in Salaries and employee benefits in the Consolidated Statements of Income.

(2)   Included in Professional fees in the Consolidated Statements of Income.

21) Business Segment Information

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

	Year Ended December 31, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$115,147	$14,698	$129,845
Intersegment interest allocations	1,856	(1,856)	—
Total interest expense	7,822	—	7,822
Net interest income	109,181	12,842	122,023
Provision for loan losses	7,224	197	7,421
Net interest income after provision	101,957	12,645	114,602
Noninterest income	8,662	912	9,574
Noninterest expense (2)	69,164	6,357	75,521
Intersegment expense allocations	753	(753)	—
Income before income taxes	42,208	6,447	48,655
Income tax expense	11,418	1,906	13,324
Net income	$30,790	$4,541	$35,331

Total assets	$3,028,721	$67,841	$3,096,562
Loans, net of deferred fees	$1,832,815	$53,590	$1,886,405
Goodwill	$70,709	$13,044	$83,753

(1)Includes the holding company’s results of operations.

(2)The banking segment’s noninterest expense includes acquisition costs of $9,167,000.

	Year Ended December 31, 2017
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$95,027	$11,884	$106,911
Intersegment interest allocations	1,126	(1,126)	—
Total interest expense	5,387	—	5,387
Net interest income	90,766	10,758	101,524
Provision for loan losses	102	(3)	99
Net interest income after provision	90,664	10,761	101,425
Noninterest income	8,559	1,053	9,612
Noninterest expense (2)	53,860	6,878	60,738
Intersegment expense allocations	528	(528)	—
Income before income taxes	45,891	4,408	50,299
Income tax expense (3)	24,266	2,205	26,471
Net income	$21,625	$2,203	$23,828

Total assets	$2,780,286	$63,166	$2,843,452
Loans, net of deferred fees	$1,533,841	$48,826	$1,582,667
Goodwill	$32,620	$13,044	$45,664

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

22) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and cash equivalents	$21,358	$22,940
Investment in subsidiary bank	384,516	286,770
Other assets	1,194	916
Total assets	$407,068	$310,626
Liabilities and Shareholders' Equity
Subordinated debt, net of issuance costs	39,369	39,183
Other liabilities	233	204
Shareholders' equity	367,466	271,239
Total liabilities and shareholders' equity	$407,068	$310,626

Condensed Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Dividend from subsidiary bank	$17,000	$16,000	$18,000
Other income	—	114	—
Interest expense	(2,315)	(1,394)	(11)
Other expenses	(3,030)	(2,270)	(2,568)
Income before income taxes and equity in net income of subsidiary bank	11,655	12,450	15,421
Equity in undistributed net income of subsidiary bank:
Undistributed net income of subsidiary bank	22,161	10,078	10,897
Income tax benefit	1,515	1,300	1,063
Net income	35,331	23,828	27,381
Dividends and discount accretion on preferred stock	—	—	(1,512)
Net income available to common shareholders	$35,331	$23,828	$25,869

Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$35,331	$23,828	$27,381
Adjustments to reconcile net income to net cash provided by operations:
Amortization of restricted stock award, net	1,109	912	479
Equity in undistributed net income of subsidiary bank	(22,161)	(10,078)	(10,897)
Net change in other assets and liabilities	(64)	224	(109)
Net cash provided by operating activities	14,215	14,886	16,854
Cash flows from financing activities:
Net change in purchased funds and other short-term borrowings	—	—	(3,000)
Equity investment in subsidiary bank	—	(20,000)	—
Payment of cash dividends	(18,464)	(15,238)	(13,627)
Proceeds from issuance of subordinated debt, net of issuance costs	—	39,073	—
Proceeds from exercise of stock options	2,667	1,368	938
Net cash provided by (used in) financing activities	(15,797)	5,203	(15,689)
Net increase (decrease) in cash and cash equivalents	(1,582)	20,089	1,165
Cash and cash equivalents, beginning of year	22,940	2,851	1,686
Cash and cash equivalents, end of year	$21,358	$22,940	$2,851

23) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	Quarter Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	(Dollars in thousands, except per share amounts)
Interest income	$35,378	$34,610	$31,980	$27,877
Interest expense	2,318	2,159	1,816	1,529
Net interest income	33,060	32,451	30,164	26,348
Provision (credit) for loan losses	142	(425)	7,198	506
Net interest income after provision for loan losses	32,918	32,876	22,966	25,842
Noninterest income	2,393	2,206	2,780	2,195
Noninterest expense (1)	16,941	17,728	24,862	15,990
Income before income taxes	18,370	17,354	884	12,047
Income tax expense (benefit)	5,138	4,979	(31)	3,238
Net income	$13,232	$12,375	$915	$8,809
Earnings per common share
Basic	$0.31	$0.29	$0.02	$0.23
Diluted	$0.30	$0.28	$0.02	$0.23

(1) Includes $139,000, $199,000, $8,214,000, and $615,000 pre-tax acquisition costs in the fourth, third, second and first quarters of 2018, respectively, related to the Tri-Valley and United American mergers.

	Quarter Ended
	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	(Dollars in thousands, except per share amounts)
Interest income	$28,152	$27,955	$26,107	$24,697
Interest expense	1,708	1,634	1,174	871
Net interest income	26,444	26,321	24,933	23,826
Provision for loan losses	(291)	115	(46)	321
Net interest income after provision for loan losses	26,735	26,206	24,979	23,505
Noninterest income	2,564	2,460	2,293	2,295
Noninterest expense (1)	15,322	14,834	15,254	15,328
Income before income taxes	13,977	13,832	12,018	10,472
Income tax expense (2)	12,719	5,249	4,569	3,934
Net income	$1,258	$8,583	$7,449	$6,538
Earnings per common share
Basic	$0.03	$0.22	$0.20	$0.17
Diluted	$0.03	$0.22	$0.19	$0.17

(1)	Includes $671,000 pre-tax acquisition costs in the fourth quarter of 2017, related to the Tri-Valley and United American proposed mergers.

(2)	Includes $7,103,000 of expense associated with remeasurement of net DTA in the fourth quarter of 2017.

24) Subsequent Events

On January 24, 2019, the Company announced that its Board of Directors declared a $0.12 per share quarterly cash dividend to holders of common stock. The dividend will be paid on February 21, 2019 to shareholders of record on February 7, 2019.

Heritage Bank of Commerce, the Company’s banking subsidiary, has two secured commercial real estate nonaccrual loans outstanding to entities affiliated with DC Solar Solutions, Inc (“DC Solar”), with an aggregate principal amount of approximately $3.3 million. In February, 2019, DC Solar and a number of its affiliates, including each of the borrowers of the loans, filed a Chapter 11 petition under the Bankruptcy Code. Also in February 2019, the Company became aware of an affidavit signed by a Federal Bureau of Investigation special agent filed in a related forfeiture action in the United States District Court for the Eastern District of California in which it is alleged that DC Solar, its principals and affiliates engaged in fraudulent conduct characterized as a “Ponzi scheme” involving tax credit investments. Neither Heritage Commerce Corp nor Heritage Bank of Commerce was an investor or a party in the DC Solar tax credit investments. There is no material effect on the Company’s financial statements as of or for the year ended December 31, 2018.