Form 10-Q
period 2019-03-31
HERITAGE COMMERCE CORP
filed 2019-05-09
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, No Par Value	HTBK	The NASDAQ Stock Market LLC

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

The Registrant had 43,338,253 shares of Common Stock outstanding on April 30, 2019.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Cash and due from banks	$38,699	$30,273
Other investments and interest-bearing deposits in other financial institutions	196,278	134,295
Total cash and cash equivalents	234,977	164,568
Securities available-for-sale, at fair value	452,521	459,043
Securities held-to-maturity, at amortized cost (fair value of $362,581 at
March 31, 2019 and $366,175 at December 31, 2018)	367,023	377,198
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	3,216	2,649
Loans, net of deferred fees	1,848,318	1,886,405
Allowance for loan losses	(27,318)	(27,848)
Loans, net	1,821,000	1,858,557
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	25,221	25,216
Company-owned life insurance	62,189	61,859
Premises and equipment, net	6,998	7,137
Goodwill	83,753	83,753
Other intangible assets	11,454	12,007
Accrued interest receivable and other assets	47,525	44,575
Total assets	$3,115,877	$3,096,562

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,016,770	$1,021,582
Demand, interest-bearing	704,996	702,000
Savings and money market	759,306	754,277
Time deposits - under $250	56,385	58,661
Time deposits - $250 and over	90,042	86,114
CDARS - interest-bearing demand, money market and time deposits	12,745	14,898
Total deposits	2,640,244	2,637,532
Subordinated debt, net of issuance costs	39,414	39,369
Accrued interest payable and other liabilities	57,703	52,195
Total liabilities	2,737,361	2,729,096

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at March 31, 2019 and December 31, 2018	—	—
Common stock, no par value; 60,000,000 shares authorized; 43,323,753 shares issued and outstanding at March 31, 2019 and 43,288,750 shares issued and
outstanding at December 31, 2018	301,550	300,844
Retained earnings	85,953	79,003
Accumulated other comprehensive loss	(8,987)	(12,381)
Total shareholders' equity	378,516	367,466
Total liabilities and shareholders' equity	$3,115,877	$3,096,562

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Interest income:
Loans, including fees	$26,807	$22,284
Securities, taxable	4,509	3,862
Securities, exempt from Federal tax	548	560
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,585	1,171
Total interest income	33,449	27,877

Interest expense:
Deposits	1,836	958
Subordinated debt	571	571
Total interest expense	2,407	1,529

Net interest income before provision for loan losses	31,042	26,348
Provision (credit) for loan losses	(1,061)	506
Net interest income after provision for loan losses	32,103	25,842

Noninterest income:
Service charges and fees on deposit accounts	1,161	902
Increase in cash surrender value of life insurance	330	363
Servicing income	191	181
Gain on sales of SBA loans	139	235
Gain on sales of securities	—	87
Other	647	427
Total noninterest income	2,468	2,195

Noninterest expense:
Salaries and employee benefits	10,770	9,777
Occupancy and equipment	1,506	1,106
Professional fees	818	684
Other	4,824	4,423
Total noninterest expense	17,918	15,990
Income before income taxes	16,653	12,047
Income tax expense	4,507	3,238
Net income	$12,146	$8,809

Earnings per common share:
Basic	$0.28	$0.23
Diluted	$0.28	$0.23

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net income	$12,146	$8,809
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	4,871	(7,985)
Deferred income taxes	(1,467)	2,315
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(26)	(11)
Deferred income taxes	8	3
Reclassification adjustment for losses (gains) realized in income	—	(87)
Deferred income taxes	—	26
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	3,386	(5,739)

Change in net pension and other benefit plan liability adjustment	12	50
Deferred income taxes	(4)	(15)
Change in pension and other benefit plan liability, net of
deferred income taxes	8	35
Other comprehensive income (loss)	3,394	(5,704)

Total comprehensive income	$15,540	$3,105

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2019 and 2018
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2018	38,200,883	$218,355	$62,136	$(9,252)	$271,239
Net income	—	—	8,809	—	8,809
Other comprehensive loss	—	—	—	(5,704)	(5,704)
Amortization of restricted stock awards,
net of forfeitures	—	228	—	—	228
Cash dividend declared $0.11 per share	—	—	(4,206)	—	(4,206)
Stock option expense, net of fortfeitures	—	176	—	—	176
Stock options exercised	68,906	449	—	—	449
Balance, March 31, 2018	38,269,789	$219,208	$66,739	$(14,956)	$270,991

Balance, January 1, 2019	43,288,750	$300,844	$79,003	$(12,381)	$367,466
Net income	—	—	12,146	—	12,146
Other comprehensive income	—	—	—	3,394	3,394
Amortization of restricted stock awards,
net of forfeitures	—	271	—	—	271
Cash dividend declared $0.12 per share	—	—	(5,196)	—	(5,196)
Stock option expense, net of forfeitures	—	166			166
Stock options exercised	35,003	269	—	—	269
Balance, March 31, 2019	43,323,753	$301,550	$85,953	$(8,987)	$378,516

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,146	$8,809
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	516	1,131
(Gain) on sale of securities available-for-sale	—	(87)
Gain on sale of SBA loans	(139)	(235)
Proceeds from sale of SBA loans originated for sale	1,935	3,041
SBA loans originated for sale	(2,363)	(2,246)
Provision (credit) for loan losses	(1,061)	506
Increase in cash surrender value of life insurance	(330)	(363)
Depreciation and amortization	188	196
Amortization of other intangible assets	553	241
Stock option expense, net	166	176
Amortization of restricted stock awards, net	271	228
Amortization of subordinated debt issuance costs	45	46
Effect of changes in:
Accrued interest receivable and other assets	5,145	3,288
Accrued interest payable and other liabilities	(4,062)	(2,297)
Net cash provided by operating activities	13,010	12,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(15,193)
Purchase of securities held-to-maturity	—	(5,022)
Maturities/paydowns/calls of securities available-for-sale	11,242	14,957
Maturities/paydowns/calls of securities held-to-maturity	9,808	13,002
Proceeds from sales of securities available-for-sale	—	38,754
Net change in loans	38,618	(8,559)
Changes in Federal Home Loan Bank stock and other investments	(5)	(6)
Purchase of premises and equipment	(49)	(46)
Net cash provided by investing activities	59,614	37,887

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	2,712	(60,797)
Exercise of stock options	269	449
Payment of cash dividends	(5,196)	(4,206)
Net cash used in financing activities	(2,215)	(64,554)
Net increase (decrease) in cash and cash equivalents	70,409	(14,233)
Cash and cash equivalents, beginning of period	164,568	316,222
Cash and cash equivalents, end of period	$234,977	$301,989

Supplemental disclosures of cash flow information:
Interest paid	$1,724	$977
Income taxes paid	8	4

Supplemental schedule of non-cash activity:
Due to broker for securities purchased	$—	$5,439
Recording of right to use assets in exchange for lease obligations	9,566	—

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2018.

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

The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2019.

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

In July 2018, the FASB issued supplementary ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for an additional transition method allowing for a modified retrospective adoption approach where the guidance would only be applied to existing leases in effect at the adoption date and new leases going forward, with a cumulative effect adjustment to retained earnings as of the adoption date and additional required disclosures regarding leasing arrangements only for those periods after adoption. This update also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company has elected the practical expedients permitted by ASU 2018-11. The Company adopted the new guidance on January 1, 2019.

At the adoption date, the Company reported increase assets and liabilities of approximately $9.6 million on its consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities related to non-cancellable operating lease agreements for office space. The adoption of this guidance did not have a material impact to its Consolidated Statetements of Income or Cash Flows. See Note 17 – Leases for more information.

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This update shortens the amortization period of certain callable debt securities held at a premium to the earliest call date.  The amendments in this update were effective for the Company on January 1, 2019.  The amendments are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and the Company is required to provide change in accounting principle disclosures. The Company adopted the new guidance on January 1, 2019, and there was no material impact to the financial statements and no cumulative adjustments were made.

Newly Issued, but not yet Effective Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities.  The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. While early application is permitted for fiscal years beginning after December 15, 2018, the Company plans to adopt this standard on January 1, 2020. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories historical performance. The project plan is targeting the data and model validation completion during the second quarter of 2019, with parallel processing of our existing allowance for loan loss model with CECL prior to implementation. The Company is focused on completing data and model validation, refining assumptions and continued review of the models. The Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures. The Company also continues to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in its allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

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

2) Shareholders’ Equity and Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 539,000 and 275,000 stock options for the three months ended March 31, 2019 and 2018, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Net income	$12,146	$8,809

Weighted average common shares outstanding for basic
earnings per common share	43,108,208	38,240,495
Dilutive potential common shares	562,133	574,227
Shares used in computing diluted earnings per common share	43,670,341	38,814,722

Basic earnings per share	$0.28	$0.23
Diluted earnings per share	$0.28	$0.23

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31, 2019 and 2018
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2019, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)
Other comprehensive income (loss) before reclassification, net of taxes	3,404	—	(7)	3,397
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(18)	15	(3)
Net current period other comprehensive income (loss), net of taxes	3,404	(18)	8	3,394

Ending balance March 31, 2019, net of taxes	$(1,603)	$326	$(7,710)	$(8,987)

Beginning balance January 1, 2018, net of taxes	$(362)	$375	$(9,265)	$(9,252)
Other comprehensive income (loss) before reclassification, net of taxes	(5,670)	—	(5)	(5,675)
Amounts reclassified from other comprehensive income (loss), net of taxes	(61)	(8)	40	(29)
Net current period other comprehensive income (loss), net of taxes	(5,731)	(8)	35	(5,704)

Ending balance March 31, 2018, net of taxes	$(6,093)	$367	$(9,230)	$(14,956)

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2019	2018	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$87	Gain on sales of securities
	—	(26)	Income tax expense
	—	61	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	26	11	Interest income on taxable securities
	(8)	(3)	Income tax expense
	18	8	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	25	16
Actuarial losses	(46)	(73)
	(21)	(57)	Salaries and employee benefits
	6	17	Income tax benefit
	(15)	(40)	Net of tax
Total reclassification for the year	$3	$29

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at March 31, 2019 and December 31, 2018 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$299,847	$343	$(4,612)	$295,578
U.S. Treasury	148,095	1,387	—	149,482
U.S. Government sponsored entities	7,447	14	—	7,461
Total	$455,389	$1,744	$(4,612)	$452,521

Securities held-to-maturity:
Agency mortgage-backed securities	$281,102	$281	$(4,758)	$276,625
Municipals - exempt from Federal tax	85,921	683	(648)	85,956
Total	$367,023	$964	$(5,406)	$362,581

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$311,523	$98	$(8,767)	$302,854
U.S. Treasury	147,823	930	—	148,753
U.S. Government sponsored entities	7,433	4	(1)	7,436
Total	$466,779	$1,032	$(8,768)	$459,043

Securities held-to-maturity:
Agency mortgage-backed securities	$291,241	$59	$(9,153)	$282,147
Municipals - exempt from Federal tax	85,957	312	(2,241)	84,028
Total	$377,198	$371	$(11,394)	$366,175

Securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$—	$—	$269,629	$(4,612)	$269,629	$(4,612)
Total	$—	$—	$269,629	$(4,612)	$269,629	$(4,612)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$250,516	$(4,758)	$250,516	$(4,758)
Municipals - exempt from Federal tax	—	—	32,440	(648)	32,440	(648)
Total	$—	$—	$282,956	$(5,406)	$282,956	$(5,406)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$3,868	$(21)	$281,082	$(8,746)	$284,950	$(8,767)
U.S. Government sponsored entities	3,974	(1)	—	—	3,974	(1)
Total	$7,842	$(22)	$281,082	$(8,746)	$288,924	$(8,768)

Securities held-to-maturity:
Agency mortgage-backed securities	$16,088	$(103)	$255,917	$(9,050)	$272,005	$(9,153)
Municipals - exempt from Federal tax	5,019	(27)	57,301	(2,214)	62,320	(2,241)
Total	$21,107	$(130)	$313,218	$(11,264)	$334,325	$(11,394)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2019, the Company held 525 securities (202 available-for-sale and 323 held‑to‑maturity), of which 288 had fair values below amortized cost. At March 31, 2019, there were $269,629,000 of agency mortgage-back securities available-for-sale, $250,516,000 of agency mortgage-backed securities held-to-maturity, and $32,440,000 of municipal bonds held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $10,018,000 at March 31, 2019. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at March 31, 2019.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Proceeds	$—	$38,754
Gross gains	—	1,050
Gross losses	—	(963)

The amortized cost and estimated fair values of securities as of March 31, 2019  are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$5,468	$5,475
Due after one through five years	150,074	151,468
Agency mortgage-backed securities	299,847	295,578
Total	$455,389	$452,521

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$770	$771
Due after one through five years	4,941	5,038
Due after five through ten years	27,670	27,988
Due after ten years	52,540	52,159
Agency mortgage-backed securities	281,102	276,625
Total	$367,023	$362,581

Securities with amortized cost of $34,806,000 and $36,229,000 as of  March 31, 2019 and December 31, 2018 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

5) Loans

Loans were as follows for the periods indicated:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$559,718	$597,763
Real estate:
CRE	1,012,641	994,067
Land and construction	98,222	122,358
Home equity	118,448	109,112
Residential mortgages	49,786	50,979
Consumer	9,690	12,453
Loans	1,848,505	1,886,732
Deferred loan fees, net	(187)	(327)
Loans, net of deferred fees	1,848,318	1,886,405
Allowance for loan losses	(27,318)	(27,848)
Loans, net	$1,821,000	$1,858,557

At March 31, 2019, total net loans included in the table above include $34,433,000, $103,540,000 and $174,328,000, of the loans acquired in the Focus Business Bank (“Focus”), Tri-Valley, and United American acquisitions that were not purchased credit impaired loans, respectively. At December 31, 2018, total net loans included in the table above include $36,958,000, $111,952,000 and $181,453,000, of the loans acquired in the Focus, Tri-Valley, and United American acquisitions, respectively, that were not purchased credit impaired loans.

There was a ($1,061,000) credit to the provision for loan losses for the first quarter of 2019, compared to a provision for loan losses of $506,000 for the first quarter of 2018. Net recoveries totaled $531,000 for the first quarter of 2019, compared to net charge-offs of ($25,000) for the first quarter of 2018.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended March 31, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(226)	—	—	(226)
Recoveries	715	42	—	757
Net recoveries	489	42	—	531
Provision (credit) for loan losses	(1,993)	958	(26)	(1,061)
End of year balance	$15,557	$11,671	$90	$27,318

	Three Months Ended March 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(245)	—	—	(245)
Recoveries	157	63	—	220
Net (charge-offs) recoveries	(88)	63	—	(25)
Provision (credit) for loan losses	645	(155)	16	506
End of period balance	$11,165	$8,858	$116	$20,139

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	March 31, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,467	$897	$—	$7,364
Collectively evaluated for impairment	9,090	10,774	90	19,954
Total allowance balance	$15,557	$11,671	$90	$27,318
Loans:
Individually evaluated for impairment	$8,536	$8,980	$—	$17,516
Collectively evaluated for impairment	551,182	1,270,117	9,690	1,830,989
Total loan balance	$559,718	$1,279,097	$9,690	$1,848,505

	December 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,944	$—	$—	$6,944
Collectively evaluated for impairment	10,117	10,671	116	20,904
Total allowance balance	$17,061	$10,671	$116	$27,848
Loans:
Individually evaluated for impairment	$9,495	$5,645	$—	$15,140
Collectively evaluated for impairment	588,268	1,270,871	12,453	1,871,592
Total loan balance	$597,763	$1,276,516	$12,453	$1,886,732

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2019 and December 31, 2018. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	March 31, 2019			December 31, 2018
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,615	$1,615	$—	$1,849	$1,849	$—
Real estate:
CRE	—	—	—	5,094	5,094	—
Land and construction	—	—	—	—	—	—
Home Equity	538	538	—	551	551	—
Total with no related allowance recorded	2,153	2,153	—	7,494	7,494	—

With an allowance recorded:
Commercial	6,921	6,921	6,467	7,646	7,646	6,944
Real estate:
Commercial	8,442	8,442	897	—	—	—
Total with an allowance recorded	15,363	15,363	7,364	7,646	7,646	6,944
Total	$17,516	$17,516	$7,364	$15,140	$15,140	$6,944

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Three Months Ended March 31, 2019
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$9,016	$6,768	$—	$544	$—	$16,328
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$2,474	$501	$59	$371	$1	$3,406
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	March 31,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$15,958	$3,637	$13,699
Restructured and loans over 90 days past due and still accruing	1,357	158	1,188
Total nonperforming loans	17,315	3,795	14,887
Other restructured loans	201	241	253
Total impaired loans	$17,516	$4,036	$15,140

The following table presents the nonperforming loans by class for the periods indicated:

	March 31, 2019			December 31, 2018
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$7,203	$1,132	$8,335	$8,279	$963	$9,242
Real estate:
CRE	8,442	—	8,442	5,094	—	5,094
Home equity	313	225	538	326	225	551
Total	$15,958	$1,357	$17,315	$13,699	$1,188	$14,887

The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2019
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,207	$6,948	$2,014	$13,169	$546,549	$559,718
Real estate:
CRE	—	6,192	2,251	8,443	1,004,198	1,012,641
Land and construction	—	—	—	—	98,222	98,222
Home equity	168	—	—	168	118,280	118,448
Residential mortgages	—	—	—	—	49,786	49,786
Consumer	—	—	—	—	9,690	9,690
Total	$4,375	$13,140	$4,265	$21,780	$1,826,725	$1,848,505

	December 31, 2018
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$5,698	$1,916	$1,258	$8,872	$588,891	$597,763
Real estate:
CRE	—	—	—	—	994,067	994,067
Land and construction	—	—	—	—	122,358	122,358
Home equity		—	—	—	109,112	109,112
Residential mortgages	—	—	—	—	50,979	50,979
Consumer	1	—	—	1	12,452	12,453
Total	$5,699	$1,916	$1,258	$8,873	$1,877,859	$1,886,732

Past due loans 30 days or greater totaled $21,780,000 and $8,873,000 at March 31, 2019 and December 31, 2018, respectively, of which $15,089,000 and $430,000 were on nonaccrual, respectively. At March 31, 2019, there were also $869,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2018, there were also $13,269,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report as of March 31, 2019 and December 31, 2018.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	March 31, 2019			December 31, 2018
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$545,151	14,567	$559,718	$584,845	$12,918	$597,763
Real estate:
CRE	1,003,770	8,871	1,012,641	985,193	8,874	994,067
Land and construction	98,222	—	98,222	122,358	—	122,358
Home equity	116,710	1,738	118,448	107,495	1,617	109,112
Residential mortgages	49,786	—	49,786	50,979	—	50,979
Consumer	9,690	—	9,690	12,453	—	12,453
Total	$1,823,329	$25,176	$1,848,505	$1,863,323	$23,409	$1,886,732

Classified loans were $25.2 million, or 0.81% of total assets, at March 31, 2019, compared to $30.8 million, or 1.07% of total assets, at March 31, 2018 and $23.4 million, or 0.76% of total assets, at December 31, 2018. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The book balance of troubled debt restructurings at March 31, 2019 was $580,000, accruing loans. The book balance of troubled debt restructurings at December 31, 2018 was $649,000, which included $36,000 of nonaccrual loans and $613,000 of accruing loans. Approximately $1,000 and $38,000 of specific reserves were established with respect to these loans as of March 31, 2019 and December 31, 2018, respectively.

There were no new loans modified as troubled debt restructurings during the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and ended March 31, 2019 and 2018.

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

Explanation of certain fair value related adjustments for the Tri-Valley acquisition:

(a)  Represents the cash acquired in the merger, the disposition of other real estate owned of $1,132,000, a gain on the sale of securities of $53,000, partially offset by invoices paid after closing for services prior to closing of $29,000, and cash paid for fractional shares in the transaction of $3,000. The remaining $1,592,000 of cash paid for the transaction is an adjustment to prepaid assets included in other assets, net.

(b)Represents the fair value adjustment to the net book value of loans, which includes an interest rate mark and credit mark adjustment.

(c)Represents the elimination of Tri-Valley’s allowance for loan losses.

(d)Represents intangible assets recorded to reflect the fair value of core deposits and a below market lease. The core deposit intangible asset was recorded as an identifiable intangible asset and is amortized on an accelerated basis over the estimated average life of the deposit base.  The below market lease intangible assets are amortized on the straight line method over eleven years.

(e)Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded,and the disposition of other real estate owned.

(f)  Represents the fair value adjustment on time deposits, which was be accreted as a reduction of interest expense.

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
(c)

Represents the repurchase of $23,732,000 loan participations from ATBancorp, partially offset by the fair value adjustment to the net book value of loans of $4,680,000, which includes an interest rate mark and credit mark adjustment, and net charge-offs of $269,000 subsequent to closing.

(d)	Represents the elimination of United American’s allowance for loan losses.
(e)

Represents intangible assets recorded to reflect the fair value of core deposits and a below market lease. The core deposit intangible asset was recorded as an identifiable intangible asset and is amortized on an accelerated basis over the estimated average life of the deposit base.  The below market lease intangible assets are amortized on the straight line method over three years.

(f)	Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.
(g)	Represents the fair value adjustment on time deposits, which was be accreted as a reduction of interest expense.
(h)	Represents the reversal of accrued accounts payable.

United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018.

The Company believed the mergers provide the opportunity to combine three independent business banking franchises with similar philosophies and cultures into a combined $3.1 billion business bank based in San Jose, California. The pooling of the three banks’ resources and knowledge enhanced the Company’s capabilities, operational efficiencies, and community outreach. The Company also believed the combined bank will be much better positioned to meet the needs of the Company’s customers, shareholders and the community.  Pre-tax acquisition and integration costs of $615,000 for the first quarter of 2018 was included in other noninterest expense.

The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. There were no PCI loans at March 31, 2019 and December 31, 2018.

Goodwill of $13,819,000 arising from the Tri-Valley acquisition and $24,270,000 from the United American acquisition is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As these transactions were structured as a tax-free exchange, the goodwill will not be deductible for tax purposes. As of April 6, 2019 and May 4, 2019 the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Tri-Valley and United American, respectively, resulting in no material changes to acquisition accounting adjustments.

7) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2019, the carrying value of goodwill was $83,753,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,620,000 from its acquisition of Focus, $13,819,000 from its acquisition of Tri-Valley and $24,270,000 from its acquisition of United American.

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

Other Intangible Assets

Other intangible assets acquired in the acquisition of United American in May 2018 included a core deposit intangible asset of $5,723,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $660,000,  amortized over its estimated useful life of 3 years. Accumulated amortization of the core deposit intangible and below market lease was $1,014,000 and $756,000 at March 31, 2019 and December 31, 2018, respectively.

Other intangible assets acquired in the acquisition of Tri-Valley in April 2018 include a core deposit intangible asset of $1,768,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $210,000,  amortized over its estimated useful life of 11 years. Accumulated amortization of the core deposit intangible and below market lease was $287,000 and $222,000 at March 31, 2019 and December 31, 2018, respectively.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized on an accelerated method over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $2,953,000 and $2,770,000 at March 31, 2019 and December 31, 2018, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included a below market value lease intangible assets of $109,000, a non-compete agreement intangible asset of $250,000, and a customer relationship and brokered relationship intangible assets of $1,900,000, amortized over the 10 year estimated useful lives. Accumulated amortization of the customer relationship and brokered relationship intangible assets was $838,000 and $791,000 at March 31, 2019 and December 31, 2018, respectively. The below market lease and non-compete agreement intangible assets were fully amortized at December 31, 2017.

Estimated amortization expense for 2019, the next five years and thereafter is as follows:

	United	United				Bay View Funding
	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense
	(Dollars in thousands)
2019	$777	$255	$240	$18	$734	$190	$2,214
2020	665	235	208	18	716	190	2,032
2021	602	—	184	18	596	190	1,590
2022	553	—	167	18	502	190	1,430
2023	521	—	158	18	420	190	1,307
2024	499	—	152	18	346	159	1,174
Thereafter	1,520	—	451	88	201	—	2,260
	$5,137	$490	$1,560	$196	$3,515	$1,109	$12,007

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2019 and December 31, 2018.

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

The Company had net deferred tax assets of $24,263,000, and $27,089,000, at March 31, 2019 and December 31, 2018, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2019 and December 31, 2018 will be fully realized in future years.

The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Low income housing investments	$3,253	$3,172
Future commitments	$273	$273

The Company expects $14,000 of the future commitments to be paid in 2019, $14,000 in 2020, and $245,000 in 2021 through 2023.

For tax purposes, the Company had low income housing tax credits of $106,000 for the three months ended March 31, 2019 and March 31, 2018, and low income housing investment expense of $109,000 and $119,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018

Components of net periodic benefit cost:
Service cost	$55	$62
Interest cost	264	237
Amortization of net actuarial loss	46	73
Net periodic benefit cost	$365	$372

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,903	$6,711
Interest cost	70	227
Actuarial loss (gain)	—	(35)
Projected benefit obligation at end of period	$6,973	$6,903

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Net actuarial loss	$2,620	$2,573
Prior transition obligation	1,126	1,149
Accumulated other comprehensive loss	$3,746	$3,722

	Three Months Ended
	March 31,
	2019	2018

Amortization of prior transition obligation	$(25)	$(16)
Interest cost	70	57
Net periodic benefit cost	$45	$41

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at March 31, 2019
Available-for-sale securities:
Agency mortgage-backed securities	$295,578	—	$295,578	—
U.S. Treasury	149,482	149,482	—	—
U.S. Government sponsored entities	7,461	—	7,461	—
I/O strip receivables	571	—	571	—

Assets at December 31, 2018
Available-for-sale securities:
Agency mortgage-backed securities	$302,854	—	$302,854	—
U.S. Treasury	148,753	148,753	—	—
U.S. Government sponsored entities	7,436	—	7,436	—
I/O strip receivables	568	—	568	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at March 31, 2019
Impaired loans - held-for-investment:
Commercial	$454	—	—	$454
Real estate:
CRE	7,546	—	—	7,546
	$8,000	—	—	$8,000

Assets at December 31, 2018
Impaired loans - held-for-investment:
Commercial	$702	—	—	$702
	$702	—	—	$702

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$15,364	$7,646
Book value of impaired loans held-for-investment carried at cost	2,152	7,494
Total impaired loans held-for-investment	$17,516	$15,140
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$15,364	$7,646
Specific valuation allowance	(7,364)	(6,944)
Impaired loans held-for-investment carried at fair value, net	$8,000	$702

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $17,516,000 at March 31, 2019.  In addition, these loans had a specific valuation allowance of $7,364,000 at March 31, 2019. Impaired loans held‑for‑investment totaling $15,364,000 at March 31, 2019, were carried at fair value as a result of partial charge‑offs and specific valuation allowances at period‑end. The remaining $2,152,000 of impaired loans were carried at cost at March 31, 2019, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first three months of 2019 on impaired loans held‑for‑investment carried at fair value at March 31, 2019 resulted in an additional provision for loan losses of $288,000.

At March 31, 2019, there were no foreclosed assets.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	March 31, 2019
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$454	Market Approach	Discount adjustment for differences between comparable sales	0% to 1% (1%)
Real estate:
CRE	7,546	Market Approach	Discount adjustment for differences between comparable sales	0% to 13% (5%)

	December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$702	Market Approach	Discount adjustment for differences between comparable sales	0% to 1%

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

The carrying amounts and estimated fair values of financial instruments at March 31, 2019 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$234,977	$234,977	$—	$—	$234,977
Securities available-for-sale	452,521	149,482	303,039	—	452,521
Securities held-to-maturity	367,023	—	362,581	—	362,581
Loans (including loans held-for-sale), net	1,824,216	—	3,216	1,799,945	1,803,161
FHLB stock, FRB stock, and other
investments	25,221	—	—	—	N/A
Accrued interest receivable	9,014	876	2,229	6,785	9,890
I/O strips receivables	571	—	571	—	571
Liabilities:
Time deposits	$148,969	$—	$149,347	$—	$149,347
Other deposits	2,491,275	—	2,491,275	—	2,491,275
Subordinated debt	39,414	—	39,064	—	39,064
Accrued interest payable	1,135	—	1,135	—	1,135

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2018:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$164,568	$164,568	$—	$—	$164,568
Securities available-for-sale	459,043	148,753	310,290	—	459,043
Securities held-to-maturity	377,198	—	366,175	—	366,175
Loans (including loans held-for-sale), net	1,861,206	—	2,649	1,826,654	1,829,303
FHLB stock, FRB stock, and other
investments	25,216	—	—	—	N/A
Accrued interest receivable	9,577	597	2,274	6,706	9,577
I/O strips receivables	568	—	568	—	568
Liabilities:
Time deposits	$147,560	$—	$147,916	$—	$147,916
Other deposits	2,489,972	—	2,489,972	—	2,489,972
Subordinated debt	39,369	—	38,969	—	38,969
Accrued interest payable	497	—	497	—	497

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

11) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. There were 1,172,592 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2019.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2019	1,570,603	$10.76
Exercised	(35,003)	$7.66
Forfeited or expired	(9,086)	$15.02
Outstanding at March 31, 2019	1,526,514	$10.81	6.29	$3,932,974
Vested or expected to vest	1,434,923		6.29	$3,696,996
Exercisable at March 31, 2019	1,083,415		5.37	$3,806,137

Information related to the equity plans for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Intrinsic value of options exercised	$197,994	$560,332
Cash received from option exercise	$268,691	$449,294
Tax benefit realized from option exercises	$26,578	$164,978
Weighted average fair value of options granted	$3.24	$3.00

As of March 31, 2019, there was $1,199,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.53 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Expected life in months(1)	N/A	72
Volatility(1)	N/A	22%
Weighted average risk-free interest rate(2)	N/A	2.58%
Expected dividends(3)	N/A	2.51%

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2019	193,298	$11.04
Vested	(1,250)	$14.01
Nonvested shares at March 31, 2019	192,048	$11.04

As of March 31, 2019, there was $1,817,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.46 years.

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

13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since March 31, 2019, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules establish a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is to be phased-in over four years beginning on January 1, 2016. The buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and is 2.5% for 2019 and thereafter. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2019.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2019 and December 31, 2018, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2019 and December 31, 2018.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of March 31, 2019
Total Capital	$352,830	15.6%	$237,991	10.5%
(to risk-weighted assets)
Tier 1 Capital	$285,417	12.6%	$192,660	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$285,417	12.6%	$158,661	7.0%
(to risk-weighted assets)
Tier 1 Capital	$285,417	9.5%	$120,576	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2018
Total Capital	$344,597	15.0%	$227,514	9.875%
(to risk-weighted assets)
Tier 1 Capital	$276,675	12.0%	$181,435	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$276,675	12.0%	$146,876	6.375%
(to risk-weighted assets)
Tier 1 Capital	$276,675	8.9%	$124,726	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018 except the Tier 1 Capital to average assets ratio.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2019, and December 31, 2018.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of March 31, 2019
Total Capital	$330,915	14.6%	$226,530	10.0%	$237,856	10.5%
(to risk-weighted assets)
Tier 1 Capital	$302,917	13.4%	$181,224	8.0%	$192,550	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$302,917	13.4%	$147,244	6.5%	$158,571	7.0%
(to risk-weighted assets)
Tier 1 Capital	$302,917	10.1%	$150,656	5.0%	$120,525	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2018
Total Capital	$322,283	14.0%	$230,275	10.0%	$227,397	9.875%
(to risk-weighted assets)
Tier 1 Capital	$293,730	12.8%	$184,220	8.0%	$181,342	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$293,730	12.8%	$149,679	6.5%	$146,800	6.375%
(to risk-weighted assets)
Tier 1 Capital	$293,730	9.4%	$155,832	5.0%	$124,666	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,414,000 at March 31, 2019, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2019, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $38,136,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the first quarter of 2019, HBC distributed to HCC dividends of $5,000,000.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,161	$902
Noninterest Income Out-of-scope of Topic 606	1,307	1,293
Total noninterest income	$2,468	$2,195

16) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018

Salaries and employee benefits	$10,770	$9,777
Occupancy and equipment	1,506	1,106
Professional fees	818	684
Data processing	679	353
Software subscriptions	589	593
Amortization of intangible assets	553	241
Insurance expense	436	407
Other acquisition and integration related costs	—	615
Other	2,567	2,214
Total	$17,918	$15,990

17) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations.  The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities increased $8.6 million on its consolidated statement of financial condition at March 31, 2019, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

The following table presents the quantitative information for the Company’s leases:

March 31,
2019
(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,050
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,013
Operating Lease - ROU assets	$8,630
Operating Lease - Liabilities	$8,630
Weighted Average Lease Term - Operating Leases	3.50 years
Weighted Average Discount Rate - Operating Leases	5.25%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2019	$3,040
2020	2,666
2021	1,351
2022	1,144
2023	605
Thereafter	691
Total undiscounted cash flows	9,497
Discount on cash flows	(867)
Total lease liability	$8,630

18) Business Segment Information

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

	Three Months Ended March 31, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,496	2,953	$33,449
Intersegment interest allocations	314	(314)	—
Total interest expense	2,407	—	2,407
Net interest income	28,403	2,639	31,042
Provision (credit) for loan losses	(892)	(169)	(1,061)
Net interest income after provision	29,295	2,808	32,103
Noninterest income	2,232	236	2,468
Noninterest expense	16,201	1,717	17,918
Intersegment expense allocations	121	(121)	—
Income before income taxes	15,447	1,206	16,653
Income tax (benefit) expense	4,151	356	4,507
Net income	$11,296	$850	$12,146

Total assets	$3,053,116	$62,761	$3,115,877
Loans, net of deferred fees	$1,800,064	$48,254	$1,848,318
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations

	Three Months Ended March 31, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$24,731	$3,146	$27,877
Intersegment interest allocations	327	(327)	—
Total interest expense	1,529	—	1,529
Net interest income	23,529	2,819	26,348
Provision for loan losses	488	18	506
Net interest income after provision	23,041	2,801	25,842
Noninterest income	2,086	109	2,195
Noninterest expense	14,467	1,523	15,990
Intersegment expense allocations	175	(175)	—
Income before income taxes	10,835	1,212	12,047
Income tax expense	2,880	358	3,238
Net income	$7,955	$854	$8,809

Total assets	$2,722,472	$63,076	$2,785,548
Loans, net of deferred fees	$1,541,466	$49,735	$1,591,201
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

19) Subsequent Events

On April 25, 2019, the Company announced that its Board of Directors declared a $0.12 per share quarterly cash dividend to holders of common stock. The dividend will be paid on May 23, 2019 to shareholders of record on May 9, 2019.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2018. There are no changes to these policies as of March 31, 2019.

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

The primary activity of the Company is commercial banking. The Company’s operations are located entirely in  the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda, Contra Costa, San Mateo, and San Benito. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the three months ended March 31, 2019, net income was $12.1 million, or $0.28 per average diluted common share, compared to $8.8 million, or $0.23 per average diluted common share, for the three months ended March 31, 2018. The Company’s annualized return on average tangible assets was 1.63% and annualized return on average tangible equity was 17.90% for the three months ended March 31, 2019, compared to 1.31% and 16.30%, respectively, for the three months ended March 31, 2018.

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

Tri-Valley added $103.5 million in loans and $74.5 million in deposits, at March 31, 2019.  United American added $174.3 million in loans and $219.1 million in deposits, at March 31, 2019.

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	March 31,	March 31,
	2019	2018
	(Dollars in thousands)
Total factored receivables	$48,254	$49,735
Average factored receivables
for the three months ended	$48,502	$49,071
Total full time equivalent employees	39	35

First Quarter 2019 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income, before provision for loan losses, increased 18% to $31.0 million for the first quarter of 2019, compared to $26.3 million for the first quarter of 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, and the positive impact of rising interest rates.

•

For the first quarter of 2019, the fully tax equivalent (“FTE”) net interest margin increased 25 basis points to 4.38% from 4.13% for the first quarter of 2018, primarily due to a higher average balance of loans, the accretion of the loan purchase discount into loan interest income from the Tri-Valley and the United American acquisitions, and the impact of increases in the prime rate and the rate on overnight funds.

•

The average yield on the loan portfolio increased to 5.92% for the first quarter of 2019, compared to 5.76% for the first quarter of 2018, primarily due to increases in the prime rate, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased commercial real estate (“CRE”) loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 17 basis points for the first quarter of 2019, compared to the first quarter of 2018. The average yield on the purchased residential loans was 2.77% for the first quarter of 2019, compared to 2.73% for the first quarter of 2018. The average yield on the purchased CRE loans was 3.58% for the first quarter of 2019, compared to 3.52% the first quarter of 2018.

•

The accretion of the loan purchase discount into loan interest income from the acquisitions was $455,000 for the first quarter of 2019 compared to $57,000 for the first quarter of 2018.  The total purchase discount on loans from Focus Business Bank (“Focus”) loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $623,000 remains outstanding as of March 31, 2019.  The total purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $2.1 million remains outstanding as of March 31, 2019.  The total purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $3.3 million remains outstanding as of March 31, 2019.

•	There was a $1.1 million credit to the provision for loan losses for the first quarter of 2019, compared to a $506,000 provision for loan losses of for the first quarter of 2018.

•

Total noninterest income increased 12% to $ 2.5 million for the first quarter of 2019, compared to $2.2 million for the first quarter of 2018, primarily due to higher service charges and fees on deposit accounts and higher termination fees at Bay View Funding included in other noninterest income,  partially offset by lower gain on sales of Small Business Administration (“SBA”) loans.

•

Total noninterest expense for the first quarter of 2019 was $17.9 million, compared to $16.0 million for the first quarter of 2018, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Tri-Valley and United American acquisitions, partially offset by costs related to the merger transactions of $615,000 incurred in the first quarter of 2018.

•	The efficiency ratio for the first quarter of 2019 was 53.47%, compared to 56.02% for the first quarter of 2018.

•

The income tax expense for the first quarter of 2019 was $4.5 million, compared to income tax expense of $3.2 million for the first quarter of 2018.  The effective tax rate for the first quarter of 2019 was 27.1%, compared to 26.9% for the first quarter of 2018.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, other investments and interest‑bearing deposits in other financial institutions and securities available‑for‑sale, at fair value, increased 6% to $687.5 million at March 31, 2019, from $646.8 million at March 31, 2018, and increased 10% from $623.6 million at December 31, 2018.

•	At March 31, 2019, securities held‑to‑maturity, at amortized cost, totaled $367.0 million, compared to $395.3 million at March 31, 2018, and $377.2 million at December 31, 2018.

•

Loans, excluding loans held-for-sale, increased $257.1 million, or 16%, to $1.85 billion at March 31, 2019, compared to $1.59 billion at March 31, 2018, which included $174.3 million in loans from United American, $103.5 million in loans from Tri-Valley, partially offset by a decrease of $6.4 million in purchased residential mortgage loans, a decrease of $4.7 million of purchased CRE loans, and a decrease of $9.6 million in the Company’s legacy portfolio. Loans, excluding loans held-for-sale, decreased (2%) to $1.85 billion at March 31, 2019, compared to $1.89 billion December 31, 2018, primarily due to payoffs in the commercial land and construction loan portfolios.

•

Nonperforming assets (“NPAs”) were $17.3 million, or 0.56% of total assets, at March 31, 2019, compared to $3.8 million, or 0.14% of total assets, at March 31, 2018, and $14.9 million, or 0.48% of total assets, at December 31, 2018.  The increase in NPAs at March 31, 2019, compared to March 31, 2018, was primarily due to two lending relationships, which is discussed in more detail below under Credit Quality.

•

Classified assets were $25.2 million, or 0.81% of total assets, at March 31, 2019, compared to $30.8 million, or 1.10% of total assets, at March 31, 2018, and $23.4 million, 0.76% of total assets, at December 31, 2018.  There were no foreclosed assets at March 31, 2019, March 31, 2018, and December 31, 2018.

•	Net recoveries totaled $531,000 for the first quarter of 2019, compared to net charge-offs of $25,000 for the first quarter of 2018, and net recoveries of $280,000 for the fourth quarter of 2018.

•

The allowance for loan losses (“ALLL”) at March 31, 2019 was $27.3 million, or 1.48% of total loans, representing 157.77% of total nonperforming loans. The allowance for loan losses at March 31, 2018 was $20.1 million, or 1.27% of total loans, representing 530.67% of total nonperforming loans. The allowance for loan losses at December 31, 2018 was $27.8 million, or 1.48% of total loans, representing 187.06% of total nonperforming loans.

•

Total deposits increased $218.1 million, or 9%, to $2.64 billion at March 31, 2019, compared to $2.42 billion at March 31, 2018, which included $219.1 million in deposits from United American, $74.5 million in deposits from Tri-Valley, partially offset by a decrease of $75.5 million, or (3%) in the Company’s legacy deposits.  Total deposits remained relatively flat from $2.64 billion at December 31, 2018.

•

Deposits, excluding all time deposits and CDARS deposits, increased $195.6 million, or 9%, to $2.48 billion at March 31, 2019, compared to $2.29 billion at March 31, 2018, which included $199.5 million of deposits added from United American, $68.1 million of deposits added from Tri-Valley, partially offset by a decrease of $72.0 million, or (3%), in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, at March 31, 2019 remained relatively flat compared to $2.48 billion at December 31, 2018.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short‑term borrowings) to total assets was 4.56% at March 31, 2019, compared to 4.53% at both March 31, 2018 and December 31, 2018.

•	The loan to deposit ratio was 70.01% at March 31, 2019, compared to 65.69% at March 31, 2018, and 71.52% at December 31, 2018.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at March 31, 2019.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Risk-Based	15.6%	14.6%	10.0%	10.5%
Tier 1 Risk-Based	12.6%	13.4%	8.0%	8.5%
Common Equity Tier 1 Risk-based	12.6%	13.4%	6.5%	7.0%
Leverage	9.5%	10.1%	5.0%	4.0%

(1)	Fully phased in Basel III requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $218.1 million, or 9%, to $2.64 billion at March 31, 2019, compared to $2.42 billion at March 31, 2018, which included $219.1 million in deposits from United American, $74.5 million in deposits from Tri-Valley, partially offset by a decrease of $75.5 million, or (3%) in the Company’s legacy deposits.  Total deposits remained relatively flat from $2.64 billion at December 31, 2018.

Deposits, excluding all time deposits and CDARS deposits, increased $195.6 million, or 9%, to $2.48 billion at March 31, 2019, compared to $2.29 billion at March 31, 2018, which included $199.5 million of deposits added from United American, $68.1 million of deposits added from Tri-Valley, partially offset by a decrease of $72.0 million, or (3%), in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, at March 31, 2019 remained relatively flat compared to $2.48 billion at December 31, 2018.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At March 31, 2019, we had $235.0 million in cash and cash equivalents and approximately $664.0 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $779.9 million at fair value in unpledged securities available at March 31, 2019. Our loan to deposit ratio was 70.01% at March 31, 2019, compared to 65.69% at March 31, 2018, and 71.52% at December 31, 2018.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, increased $257.1 million, or 16%, to $1.85 billion at March 31, 2019, compared to $1.59 billion at March 31, 2018, which included $174.3 million in loans from United American, $103.5 million in loans from Tri-Valley, partially offset by a decrease of $6.4 million in purchased residential mortgage loans, a decrease of $4.7 million of purchased CRE loans, and a decrease of $9.6 million in the Company’s legacy portfolio. Loans, excluding loans held-for-sale, decreased (2%) to $1.85 billion at March 31, 2019, compared to $1.89 billion December 31, 2018, primarily due to payoffs in the commercial land and construction loan portfolios. The loan portfolio remains well-diversified with commercial and industrial (“C&I”) loans accounting for 30% of the loan portfolio at March 31, 2019, which included $48.3 million of factored receivables. CRE loans accounted for 55% of the total loan portfolio, of which 39% were occupied by businesses that own them.  Land and construction loans accounted for 5% of total loans, consumer and home equity loans accounted for 7% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at March 31, 2019.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income before provision for loan losses increased 18% to $31.0 million for the first quarter of 2019, compared to $26.3 million for the first quarter of 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions and the positive impact of rising interest rates.

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

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments, which is the final guidance on the new current expected credit loss (“CECL”) model.  The new guidance will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates.  While early application is permitted for fiscal years beginning after December 15, 2018, the Company plans to adopt this standard on January 1, 2020. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories historical performance. The project plan is targeting the data and model validation completion during the second quarter of 2019, with parallel processing of our existing allowance for loan loss model with CECL prior to implementation. The Company is focused on completing data and model validation, refining assumptions and continued review of the models. The Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures.  The Company also continues to believe that the adoption of the standard will result in an overall increase in the allowance for loan losses to cover credit losses over the estimated life of the financial assets. However, the magnitude of the increase in its allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time. Further discussion of the adoption of CECL appears in Note 1 – Basis of Presentation – Newly Issued, but not yet Effective Accounting Standards in the financial statements in this Form 10-Q.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the first quarter of 2019 was $17.9 million, compared to $16.0 million for the first quarter of 2018, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Tri-Valley and United American acquisitions, partially offset by costs related to the merger transactions of $615,000 incurred in the first quarter of 2018.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,837,090	$26,807	5.92%	$1,568,589	$22,284	5.76%
Securities — taxable	741,288	4,509	2.47%	695,003	3,862	2.25%
Securities — exempt from Federal tax (3)	85,943	694	3.27%	88,470	709	3.25%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	221,270	1,585	2.91%	246,892	1,171	1.92%
Total interest earning assets	2,885,591	33,595	4.72%	2,598,954	28,026	4.37%
Cash and due from banks	37,207			33,943
Premises and equipment, net	7,090			7,303
Goodwill and other intangible assets	95,554			51,166
Other assets	84,141			76,952
Total assets	$3,109,583			$2,768,318
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,024,142			$945,848

Demand, interest-bearing	701,702	618	0.36%	608,523	302	0.20%
Savings and money market	751,191	907	0.49%	689,257	444	0.26%
Time deposits — under $100	20,380	21	0.42%	17,288	12	0.28%
Time deposits — $100 and over	126,571	288	0.92%	126,951	198	0.63%
CDARS — interest-bearing demand, money
market and time deposits	13,322	2	0.06%	16,460	2	0.05%
Total interest-bearing deposits	1,613,166	1,836	0.46%	1,458,479	958	0.27%
Total deposits	2,637,308	1,836	0.28%	2,404,327	958	0.16%

Subordinated debt, net of issuance costs	39,386	571	5.88%	39,199	571	5.91%
Short-term borrowings	106	—	0.00%	39	—	0.00%
Total interest-bearing liabilities	1,652,658	2,407	0.59%	1,497,717	1,529	0.41%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,676,800	2,407	0.36%	2,443,565	1,529	0.25%
Other liabilities	61,991			54,414
Total liabilities	2,738,791			2,497,979
Shareholders’ equity	370,792			270,339
Total liabilities and shareholders’ equity	$3,109,583			$2,768,318
Net interest income / margin		31,188	4.38%		26,497	4.13%
Less tax equivalent adjustment		(146)			(149)
Net interest income		$31,042			$26,348

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $91,000 for the first quarter of 2019, compared to $217,000 for the first quarter of 2018.

(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21%.

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

	Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$3,910	$613	$4,523
Securities — taxable	276	371	647
Securities — exempt from Federal tax (1)	(19)	4	(15)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(187)	601	414
Total interest income on interest earning assets	3,980	1,589	5,569
Expense from the interest-bearing liabilities:
Demand, interest-bearing	78	238	316
Savings and money market	74	389	463
Time deposits — under $100	3	6	9
Time deposits — $100 and over	—	90	90
Subordinated debt, net of issuance costs	3	(3)	—
Total interest expense on interest-bearing liabilities	158	720	878
Net interest income	$3,822	$869	4,691
Less tax equivalent adjustment			3
Net interest income			$4,694

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21%.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, increased 25 basis points to 4.38% for the first quarter of 2019, from 4.13% for the first quarter of 2018, primarily due to a higher average balance of loans, the accretion of the loan purchase discount into loan interest income from the Tri-Valley  and United American acquisitions, and the impact of increases in the prime rate and the rate on overnight funds.

The average yield on the loan portfolio increased to 5.92% for the first quarter of 2019, compared to 5.76% for the first quarter of 2018, primarily due to to increases in the prime rate, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions. The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 17 basis points for the first quarter of 2019, compared to the first quarter of 2018. The average yield on the purchased residential loans was 2.77% for the first quarter of 2019, compared to 2.73% for the first quarter of 2018. The average yield on the purchased CRE loans was 3.58% for the first quarter of 2019, compared to 3.52% the first quarter of 2018.

The cost of total deposits was 0.28% for the first quarter of 2019, compared to 0.16% for the first quarter of 2018.

Net interest income, before the provision for loan losses, increased 18% to $31.0 million for the first quarter of 2019, compared to $26.3 million for the first quarter of 2018. Net interest income increased for the first quarter of 2019, compared to the first quarter of 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions and the positive impact of rising interest rates.

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

There was a $1.1 million credit to the provision for loan losses for the first quarter of 2019, compared to a $506,000 provision for loan losses for the first quarter of 2018. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

The allowance for loan losses totaled $27.3 million, or 1.48% of total loans at March 31, 2019, compared to $20.1 million, or 1.27% of total loans at March 31, 2018, and $27.8 million, or 1.48% of total loans at December 31, 2018.  The allowance for loan losses to total nonperforming loans decreased to 157.77% at March 31, 2019, compared to 530.67% at March 31, 2018, primarily due to the single lending relationship that was placed on nonaccrual during the second quarter of 2018.  Net recoveries totaled $531,000 for the first quarter of 2019, compared to net charge-offs of $25,000 for the first quarter of 2018, and net recoveries of $280,000 for the fourth quarter of 2018.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase
	Three Months Ended		(decrease)
	March 31,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,161	$902	$259	29%
Increase in cash surrender value of life insurance	330	363	(33)	(9)%
Servicing income	191	181	10	6%
Gain on sales of SBA loans	139	235	(96)	(41)%
Gain on sales of securities	—	87	(87)	(100)%
Other	647	427	220	52%
Total	$2,468	$2,195	$273	12%

Total noninterest income increased to $2.5 million for the first quarter of 2019, compared to $2.2 million for the first quarter of 2018, primarily due to higher service charges and fees on deposit accounts and higher termination fees at Bay View Funding included in other noninterest income,  partially offset by lower gain on sales of SBA loans and no gains on sales of securities in the first quarter of 2018.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the first quarter ended March 31, 2019, SBA loan sales resulted in a $139,000 gain, compared to a $235,000 gain on sales of SBA loans for the first quater ended March 31, 2018.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

			Increase
	Three Months Ended		(Decrease)
	March 31,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,770	$9,777	$993	10%
Occupancy and equipment	1,506	1,106	400	36%
Professional fees	818	684	134	20%
Data processing	679	353	326	92%
Software subscriptions	589	593	(4)	(1)%
Amortization of intangible assets	553	241	312	129%
Insurance expense	436	407	29	7%
Other acquisition and integration related costs	—	615	(615)	(100)%
Other	2,567	2,214	353	16%
Total	$17,918	$15,990	$1,928	12%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	Three Months Ended March 31,
		Percent of		Percent of
	2019	Total	2018	Total
	(Dollars in thousands)
Salaries and employee benefits	$10,770	60%	$9,777	61%
Occupancy and equipment	1,506	9%	1,106	7%
Professional fees	818	5%	684	4%
Data processing	679	4%	353	2%
Software subscriptions	589	3%	593	4%
Amortization of intangible assets	553	3%	241	1%
Insurance expense	436	2%	407	3%
Other acquisition and integration related costs	—	0%	615	4%
Other	2,567	14%	2,214	14%
Total	$17,918	100%	$15,990	100%

Total noninterest expense for the first quarter of 2019 was $17.9 million, compared to $16.0 million for the first quarter of 2018.  The increase in noninterest expense in the first quarter of 2019, compared to first quarter of 2018, was primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Tri-Valley and United American acquisitions, partially offset by costs related to the merger transactions of $615,000 incurred in the first quarter of 2018.  Full time equivalent employees were 309, 271, and 302 at March 31, 2019, March 31, 2018, and December 31, 2018, respectively .

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	March 31,
	2019	2018
Effective income tax rate	27.1%	26.9%

The Company’s income tax expense for the first quarter of 2019 was $4.5 million, compared to income tax expense of $3.2 million for the first quarter of 2018.

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

The Company had net deferred tax assets of $24.3 million at March 31, 2019, $18.6 million at March 31, 2018,  and $27.1 million at December 31, 2018. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets March 31, 2019, March 31, 2018, and December 31, 2018 will be fully realized in future years.

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

	Three Months Ended March 31, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,496	$2,953	$33,449
Intersegment interest allocations	314	(314)	—
Total interest expense	2,407	—	2,407
Net interest income	28,403	2,639	31,042
Provision (credit) for loan losses	(892)	(169)	(1,061)
Net interest income after provision	29,295	2,808	32,103
Noninterest income	2,232	236	2,468
Noninterest expense	16,201	1,717	17,918
Intersegment expense allocations	121	(121)	—
Income before income taxes	15,447	1,206	16,653
Income tax expense	4,151	356	4,507
Net income	$11,296	$850	$12,146

Total assets	$3,053,116	$62,761	$3,115,877
Loans, net of deferred fees	$1,800,064	$48,254	$1,848,318
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations

	Three Months Ended March 31, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$24,731	$3,146	$27,877
Intersegment interest allocations	327	(327)	—
Total interest expense	1,529	—	1,529
Net interest income	23,529	2,819	26,348
Provision for loan losses	488	18	506
Net interest income after provision	23,041	2,801	25,842
Noninterest income	2,086	109	2,195
Noninterest expense	14,467	1,523	15,990
Intersegment expense allocations	175	(175)	—
Income before income taxes	10,835	1,212	12,047
Income tax expense	2,880	358	3,238
Net income	$7,955	$854	$8,809

Total assets	$2,722,472	$63,076	$2,785,548
Loans, net of deferred fees	$1,541,466	$49,735	$1,591,201
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

Banking.  Our banking segment’s net income was $11.3 million for the three months ended March 31, 2019, compared to net income of $8.0 million for the three months ended March 31, 2018. Net interest income increased to $28.4 million for the three months ended March 31, 2019, compared to $23.5 million for the three months March 31, 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions and the positive impact of rising interest rates. The credit to the provision for loan losses was ($892,000) for the three months ended March 31, 2019, compared to a provision for loan losses of $488,000 for the three months ended March 31, 2018. Noninterest income was $2.2 million for the three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018. Noninterest income increased for the three months ended March 31, 2019, compared to three months ended ended March 31, 2018, primarily due to higher service charges and fees on deposit accounts and higher terminaton fees at Bay View Funding included in other noninterest income. Noninterest expense increased to $16.2 million for the three months ended March 31, 2019, compared to $14.5 million for the three months ended March 31, 2018. The increase in noninterest expense in the first three months of 2019, compared to first three months of 2018, was primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of Tri-Valley and United American acquisitions, partially offset by costs related to the merger transactions of $615,000 incurred in the first quarter of 2018.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 40 days for the three months ended March 31, 2019, compared to 35 days for the three months ended March 31, 2018. The increase in the average life of factored receivables was primarily due to more customers with selling terms greater than 30 days during the first quarter of 2019, compared to the first quarter of 2018. Net interest income for the three months ended March 31, 2019, decreased to $2.6 million, compared to $2.8 million for the three months ended March 31, 2018, primarily due to a decrease in the average balance of factored receivables outstanding.

FINANCIAL CONDITION

At March 31, 2019, total assets increased to $3.12 billion, compared to $2.79 billion at March 31, 2018, primarily due to the Tri-Valley and United American acquisitions.  As of  March 31, 2019, Tri-Valley added $103.5 million in loans and $74.5 million in deposits. As of  March 31, 2019, United American added $174.3 million in loans and $219.1 million in deposits. Total assets increased 1% from $3.10 billion at December 31, 2018.

Securities available‑for‑sale, at fair value, were $452.5 million at March 31, 2019, an increase of 31% from $344.8 million at March 31, 2018, and a decrease of (1%) from $459.0 million at December 31, 2018. Securities held‑to‑maturity, at amortized cost, were $367.0 million at March 31, 2019, a decrease of (7%) from $395.3 million at March 31, 2018, and a decrease of (3%) from $377.2 million at December 31, 2018. Total loans, excluding loans held‑for‑sale, increased $257.1 million, or 16%, to $1.85 billion at March 31, 2019, compared to $1.59 billion at March 31, 2018, which included $174.3 million in loans from United American, $103.5 million in loans from Tri-Valley, partially offset by a decrease of $6.4 million in purchased residential mortgage loans, a decrease of $4.7 million of purchased CRE loans, and a decrease of $9.6 million in the Company’s legacy portfolio. Loans, excluding loans held-for-sale, decreased (2%) to $1.85 billion at March 31, 2019, compared to $1.89 billion December 31, 2018, primarily due to payoffs in the commercial land and construction loan portfolios.

Total deposits increased $218.1 million, or 9%, to $2.64 billion at March 31, 2019, compared to $2.42 billion at March 31, 2018, which included $219.1 million in deposits from United American, $74.5 million in deposits from Tri-Valley, partially offset by a decrease of $75.5 million, or (3%) in the Company’s legacy deposits.  Total deposits remained flat compared to $2.64 billion at December 31, 2018.

Deposits, excluding all time deposits and CDARS deposits, increased $195.6 million, or 9%, to $2.48 billion at March 31, 2019, compared to $2.29 billion at March 31, 2018, which included $199.5 million of deposits added from United American, $68.1 million of deposits added from Tri-Valley, partially offset by a decrease of $72.0 million, or (3%), in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, at March 31, 2019 remained relatively flat compared to $2.48 billion at December 31, 2018.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$295,578	$344,766	$302,854
U.S. Treasury	149,482	—	148,753
U.S. Government sponsored entities	7,461	—	7,436
Total	$452,521	$344,766	$459,043
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$281,102	$307,083	$291,241
Municipals — exempt from Federal tax	85,921	88,191	85,957
	$367,023	$395,274	$377,198

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2019:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	N/A	$176,237	2.30%	$119,341	2.49%	$—	N/A	$295,578	2.37%
U.S. Treasury	—	N/A	149,482	2.80%	—	N/A	—	N/A	149,482	2.80%
U.S. Government sponsored entities	5,475	2.63%	1,986	2.67%	—	N/A	—	N/A	7,461	2.64%
Total	$5,475	2.63%	$327,705	2.53%	$119,341	2.49%	$—	N/A	$452,521	2.52%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	N/A	$127,529	2.08%	$112,735	2.35%	$40,838	3.39%	$281,102	2.38%
Municipals — exempt from Federal tax (1)	12,800	3.36%	44,897	3.27%	7,231	3.11%	20,993	3.14%	85,921	3.24%
Total	$12,800	3.36%	$172,426	2.39%	$119,966	2.40%	$61,831	3.30%	$367,023	2.58%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The investment securities available‑for‑sale portfolio, at fair value, totaled $452.5 million at March 31, 2019, a increase of 31% from $344.8 million at March 31, 2018, and a decrease of (1%) from $459.0 million at December 31, 2018. At March 31, 2019, the Company’s securities available-for-sale portfolio comprised $295.6 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $149.5 of million U.S. Treasury, and $7.4 million of U.S. Government sponsored entities debt securities. The pre-tax unrealized loss on securities available-for-sale at March 31, 2019 was ($2.9) million, compared to a pre-tax unrealized loss on securities available-for-sale of ($9.5) million at March 31, 2018, and a pre-tax unrealized loss on securities available-for-sale of ($7.7) million at December 31, 2018.  All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio.

At March 31, 2019, investment securities held‑to‑maturity, at amortized cost, totaled $367.0 million, a decrease of (7%) from $395.3 million at March 31, 2018, and a decrease of (3%) from $377.2 million at December 31, 2018. At March 31, 2019, the Company’s securities held-to-maturity portfolio comprised $281.1 million of agency mortgage-backed securities, and $85.9 million of tax-exempt municipal bonds.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 59% of total assets at March 31, 2019, represented 57% at March 31, 2018, and represented 61% at December 31, 2018. The ratio of loans to deposits was 70.01% at March 31, 2019, compared to 65.69% at March 31, 2018, and 71.52% at December 31, 2018.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2019		March 31, 2018		December 31, 2018
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$559,718	30%	$572,790	36%	$597,763	32%
Real estate:
CRE	1,012,641	55%	775,547	49%	994,067	52%
Land and construction	98,222	5%	113,470	7%	122,358	6%
Home equity	118,448	6%	76,087	4%	109,112	6%
Residential mortgages	49,786	3%	42,868	3%	50,979	3%
Consumer	9,690	1%	10,958	1%	12,453	1%
Total Loans	1,848,505	100%	1,591,720	100%	1,886,732	100%
Deferred loan fees, net	(187)	—	(519)	—	(327)	—
Loans, net of deferred fees	1,848,318	100%	1,591,201	100%	1,886,405	100%
Allowance for loan losses	(27,318)		(20,139)		(27,848)
Loans, net	$1,821,000		$1,571,062		$1,858,557

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 69% of its gross loans were secured by real property at March 31, 2019, compared to 63% at March 31, 2018 and 67% at December 31, 2018. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the first quarter ended March 31, 2019, loans were sold resulting in a gain on sales of SBA loans of $139,000, compared to $235,000 for the first quarter ended March 31, 2018.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 40 days for the first quarter of 2019, compared to 35 days for the first quarter of 2018. The balance of the purchased receivables was $48.3 million at March 31, 2019, compared to $49.7 million at March 31, 2018 and $53.6 million at December 31, 2018.

The commercial loan portfolio decreased $13.1 million to $559.7 million at March 31, 2019 from $572.8 million at March 31, 2018, primarily due to a decrease of $23.4 million, or (4%), in the Company’s legacy portfolio, partially offset by $7.9 million of loans added from United American, and $2.4 million of loans added from Tri-Valley. The commercial loan portfolio decreased $38.1 million, or (6%), from $597.8 million at December 31, 2018.  C&I line usage was 37% at March 31, 2019, compared to 36% at both March 31, 2018 and December 31, 2018.

The Company’s CRE loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities for CRE loans are generally between five and ten years (with amortization ranging from fifteen to twenty five years and a balloon payment due at maturity), however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The CRE loan portfolio increased $237.1 million, or 31%, to $1.01 billion at March 31, 2019, compared to $775.5 million at March 31, 2018, which included $123.6 million of loans added from United American, $89.7 million of loans added from Tri-Valley, and an increase of $28.5 million, or 4%, in the Company’s legacy portfolio, partially offset by a decrease of $4.7 million in purchased CRE loans.  The CRE loan portfolio increased $18.6 million from $994.1 million at December 31, 2018.  At March 31, 2019, there was 39% of the CRE loan portfolio secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased $15.3 million, or (13%), to $98.2 million at March 31, 2019, compared to $113.5 million at March 31, 2018, and decreased $24.1 million, or (20%), from $122.3 million at December 31, 2018.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $42.3 million, or

56%, to $118.4 million at March 31, 2019, compared to $76.1 million at March 31, 2018, which included $27.5 million of loans added from United American, and $11.4 million of loans added from Tri-Valley, an increase of $3.4 million, or 5%, in the Company’s legacy portfolio.  Home equity lines of credit increased $9.3 million, or 9%, from $109.1 million at December 31, 2018.

Residential mortgage loans increased $6.9 million, or 16%, to $49.8 million at March 31, 2019, compared to $42.9 million at March 31, 2018, primarily due to $13.3 million of loans added from United American, partially offset by a $6.4 million decrease in purchased residential mortgage loans.  Residential mortgage loans decreased to $49.8 million from $51.0 million at December 31, 2018.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $63.5 million and $105.8 million at March 31, 2019, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of March 31, 2019. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2019, approximately 50% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$445,297	95,838	18,583	$559,718
Real estate:
CRE	140,716	450,079	421,846	1,012,641
Land and construction	96,327	1,895	—	98,222
Home equity	112,259	3,008	3,181	118,448
Residential mortgages	1,527	8,035	40,224	49,786
Consumer	9,541	148	1	9,690
Loans	$805,667	$559,003	$483,835	$1,848,505

Loans with variable interest rates	$715,769	146,460	69,300	$931,529
Loans with fixed interest rates	89,898	412,543	414,535	916,976
Loans	$805,667	$559,003	$483,835	$1,848,505

Loan Servicing

As of March 31, 2019 and 2018, $102.4 million and $132.8 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Beginning of period balance	$871	$1,373
Additions	31	56
Amortization	(95)	(205)
End of period balance	$807	$1,224

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2019 and 2018, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Beginning of period balance	$568	$968
Unrealized holding gain (loss)	3	(23)
End of period balance	$571	$945

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled

$21.8 million and $8.9 million at March 31, 2019 and December 31, 2018, respectively, of which $15.1 million and $430,000 were on nonaccrual, respectively. At March 31, 2019, there were also $869,000 loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2018, there were also $13.3 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$15,958	$3,637	$13,699
Restructured and loans 90 days past due and
still accruing	1,357	158	1,188
Total nonperforming loans	17,315	3,795	14,887
Foreclosed assets	—	—	—
Total nonperforming assets	$17,315	$3,795	$14,887

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.94%	0.24%	0.79%
Nonperforming assets as a percentage of total assets	0.56%	0.14%	0.48%

Nonperforming assets were $17.3 million, or 0.56% of total assets, at March 31, 2019, compared to $3.8 million, or 0.14% of total assets, at March 31, 2018, and $14.9 million, or 0.48% of total assets, at December 31, 2018. The increase in nonperforming assets at March 31, 2019, compared to March 31, 2018 and December 31, 2018, was primarily due to two lending relationships.

A large lending relationship was placed on nonaccrual during the second quarter of 2018.  At March 31, 2019, the recorded investment of this lending relationship was $10.8 million, and the Company had a $5.9 million specific loan loss allocated for this lending relationship, compared to a recorded investment of $12.0 million, and a $6.7 million specific loan loss reserve allocated for this lending relationship at December 31, 2018.

In addition, the Company has two secured CRE loans outstanding to entities affiliated with DC Solar Solutions, Inc. (“DC Solar”), which were placed on nonaccrual during the first quarter of 2019.  In February 2019, DC Solar and a number of its affiliates, including each of the borrowers of the loans, filed a Chapter 11 petition under the Bankruptcy Code, which was subsequently converted to a Chapter 7 proceeding on March 22, 2019. At March 31, 2019, the recorded investment of these two CRE loans totaled $3.3 million.

The following table presents nonperforming loans by class at the dates indicated:

	March 31, 2019			December 31, 2018
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$7,203	$1,132	$8,335	$8,279	$963	$9,242
Real estate:
CRE	8,442	—	8,442	5,094	—	5,094
Home equity	313	225	538	326	225	551
Total	$15,958	$1,357	$17,315	$13,699	$1,188	$14,887

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

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	March 31, 2019			March 31, 2018			December 31, 2018
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$545,151	$14,567	$559,718	$548,538	$24,252	$572,790	$584,845	$12,918	$597,763
Real estate:
CRE	1,003,770	8,871	1,012,641	769,707	5,840	775,547	985,193	8,874	994,067
Land and construction	98,222	—	98,222	113,470	—	113,470	122,358	—	122,358
Home equity	116,710	1,738	118,448	75,416	671	76,087	107,495	1,617	109,112
Residential mortgages	49,786	—	49,786	42,868	—	42,868	50,979	—	50,979
Consumer	9,690	—	9,690	10,958	—	10,958	12,453	—	12,453
Total	$1,823,329	$25,176	$1,848,505	$1,560,957	$30,763	$1,591,720	$1,863,323	$23,409	$1,886,732

Classified loans were $25.2 million, or 0.81% of total assets, at March 31, 2019, compared to $30.8 million, or 1.10%of total assets, at March 31, 2018 and $23.4 million, or 0.76% of total assests at December 31, 2018. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Three Months Ended March 31, 2019
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2019	$613	$36	$649
Principal repayments	(33)	(36)	(69)
Balance at March 31, 2019	$580	$—	$580

	Three Months Ended March 31, 2018
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2018	$309	$16	$325
Additions	46	—	46
Principal repayments	(48)	—	(48)
Balance at March 31, 2018	$307	$16	$323

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(226)	—	—	(226)
Recoveries	715	42	—	757
Net (charge-offs) recoveries	489	42	—	531
Provision (credit) for loan losses	(1,993)	958	(26)	(1,061)
End of period balance	$15,557	$11,671	$90	$27,318
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	(0.11)%	(0.01)%	0.00%	(0.12)%
Allowance for loan losses to total loans (1)	0.85%	0.63%	0.00%	1.48%
Allowance for loan losses to nonperforming loans	89.85%	67.40%	0.52%	157.77%

	Three Months Ended March 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(245)	—	—	(245)
Recoveries	157	63	—	220
Net recoveries	(88)	63	—	(25)
Provision (credit) for loan losses	645	(155)	16	506
End of period balance	$11,165	$8,858	$116	$20,139
RATIOS:
Annualized net charge-offs (recoveries) to average loans (1)	0.02%	(0.01)%	0.00%	0.01%
Allowance for loan losses to total loans (1)	0.70%	0.56%	0.01%	1.27%
Allowance for loan losses to nonperforming loans	294.20%	233.41%	3.06%	530.67%

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

Allocation of Allowance for Loan Losses

	March 31,
	2019		2018		December 31, 2018
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$15,557	30%	$11,165	36%	$17,061	32%
Real estate:
CRE	7,735	55%	5,778	49%	6,737	52%
Land and construction	1,896	5%	1,573	7%	2,008	6%
Home equity	1,723	6%	1,311	4%	1,609	6%
Residential mortgages	317	3%	196	3%	317	3%
Consumer	90	1%	116	1%	116	1%
Total	$27,318	100%	$20,139	100%	$27,848	100%

The allowance for loan losses totaled $27.3 million, or 1.48% of total loans at March 31, 2019, compared to $20.1 million, or 1.27% of total loans at at March 31, 2018, and $27.8 million, or 1.48% of total loans at December 31, 2018. The Company had net recoveries of $531,000, or (0.12%) of average loans, for the first quarter of 2019, compared to net charge-offs of $25,000, or 0.01% of average loans, for the first quarter of 2018, and net recoveries of $280,000, or (0.06%) of average loans, for the fourth quarter of 2018.

The allowance for loan losses related to the commercial portfolio decreased $1.5 million, at March 31, 2019 from December 31, 2018, primarily due to the reduction of a specific loan loss reserve allocated for a single large lending relationship that was placed on nonaccrual during the second quarter of 2018. The allowance for loan losses related to the real estate portfolio increased $1.0 million at March 31, 2019 from December 31, 2018, primarily due to an increase in CRE loans.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $83.7 million at both March 31, 2019 and December 31, 2018, which consisted of $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, and $24.3 million related to the United American acquisition.

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

Other intangible assets were $11.5 million at March 31, 2019, compared to $12.0 million at December 31, 2018.  A customer relationship and brokered relationship, and intangible assets arising from the acquisition of Bay View Funding were $1.1 million at both March 31, 2019 and December 31, 2018, net of accumulated amortization.  The core deposit intangible assets arising from the acquisition of Focus was $3.3 million at March 31, 2019 and $3.5 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the Tri-Valley acquisition were $1.7 million at March 31, 2019 and $1.8 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the United American acquisition were $5.4 million at March 31, 2019 and $5.6 million at December 31, 2018, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2019		March 31, 2018		December 31, 2018
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,016,770	38%	$975,846	40%	$1,021,582	39%
Demand, interest-bearing	704,996	27%	621,402	26%	702,000	27%
Savings and money market	759,306	29%	688,217	28%	754,277	28%
Time deposits — under $250	56,385	2%	49,861	2%	58,661	2%
Time deposits — $250 and over	90,042	3%	71,446	3%	86,114	3%
CDARS — interest-bearing demand,
money market and time deposits	12,745	1%	15,420	1%	14,898	1%
Total deposits	$2,640,244	100%	$2,422,192	100%	$2,637,532	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. There were no public funds at March 31, 2019. Public funds were less than 1% of deposits and March 31, 2018, and December 31, 2018.

Total deposits increased $218.1 million, or 9%, to $2.64 billion at March 31, 2019, compared to $2.42 billion at March 31, 2018, which included $219.1 million of deposits from United American, $74.5 million in deposits from Tri-Valley, partially offset by decrease of $75.5 million, or (3%), in the Company’s legacy deposits.  Total deposits remained relatively flat from $2.64 billion at December 31, 2018.

Deposits, excluding all time deposits and CDARS deposits, increased $195.6 million, or 9%, to $2.48 billion at March 31, 2019, compared to $2.29 billion at March 31, 2018, which included $199.5 million of deposits added from United American, $68.1 million of deposits added from Tri-Valley, partially offset by a decrease of $72.0 million, or (3%), in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, at March 31, 2019 remained relatively flat compared to $2.48 billion at December 31, 2018.

Time deposits of $250,000 and over increased $18.6 million, or 26%, to $90.0 million at March 31, 2019, compared to $71.4 million at March 31, 2018, which included $9.1 million of deposits added from United American, and $2.5 million of deposits added from Tri-Valley, and an increase of $7.0 million, or 10%, in the Company’s legacy deposits.  Time deposits of $250,000 and over at March 31, 2019 increased $3.9 million, or 5%, compared to $86.1 million at December 31, 2018.

At March 31, 2019, the $12.7 million CDARS deposits comprised $7.7 million of interest-bearing demand deposits, $2.5 million of money market accounts and $2.5 million of time deposits. At March 31, 2018, the $15.4 million CDARS deposits comprised $9.1 of million of interest-bearing demand deposits, $2.1 million of money market accounts and $4.2 million of time deposits. At December 31, 2018, the $14.9 million CDARS deposits comprised $8.7 million of interest-bearing demand deposits, $3.4 million of money market accounts and $2.8 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of March 31, 2019:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$38,526	42%
Over three months through six months	19,760	21%
Over six months through twelve months	27,101	29%
Over twelve months	7,197	8%
Total	$92,584	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Return on average assets	1.58%	1.29%
Return on average tangible assets	1.63%	1.31%
Return on average equity	13.28%	13.22%
Return on average tangible equity	17.90%	16.30%
Average equity to average assets ratio	11.92%	9.77%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $729.1 million at March 31, 2019, compared to $697.9 million at March 31, 2018, and $740.4 million at December 31, 2018. Unused commitments represented 39% outstanding gross loans at March 31, 2019, 44% at March 31, 2018, and 39% at December 31, 2018.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	March 31,
	2019		2018		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$154,548	$557,581	$108,101	$576,005	$130,871	$593,839
Standby letters of credit	2,882	14,066	3,972	9,823	2,770	12,899
	$157,430	$571,647	$112,073	$585,828	$133,641	$606,738

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 70.01% at March 31, 2019, compared to 65.69% at March 31, 2018, and 71.52% at December 31, 2018.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. HBC had no overnight borrowings from the FHLB at March 31, 2019, March 31, 2018, and December 31, 2018. HBC had $220.4 million of loans pledged to the FHLB as collateral on an available line of credit of $174.7 million at March 31, 2019, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $740.6 million of loans pledged to the FRB as collateral on an available line of credit of $429.3 million at March 31, 2019, none of which was outstanding.

At March 31, 2019, HBC had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at March 31, 2019, March 31, 2018, and December 31, 2018.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2019.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2019, March 31, 2018, and December 31, 2018.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$285,417	$232,905	$276,675
Additional Tier 1 capital	—	—	—
Tier 1 Capital	285,417	232,905	276,675
Tier 2 Capital	67,413	60,001	67,922
Total risk-based capital	$352,830	$292,906	$344,597

Risk-weighted assets	$2,266,583	$1,999,026	$2,303,941
Average assets for capital purposes	$3,014,407	$2,721,601	$3,118,150

Capital ratios:
Total risk-based capital	15.6%	14.7%	15.0%
Tier 1 risk-based capital	12.6%	11.7%	12.0%
Common equity Tier 1 risk-based capital	12.6%	11.7%	12.0%
Leverage(1)	9.5%	8.6%	8.9%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$302,917	$248,872	$293,730
Additional Tier 1 capital	—	—	—
Tier 1 Capital	302,917	248,872	293,730
Tier 2 Capital	27,998	20,772	28,553
Total risk-based capital	$330,915	$269,644	$322,283

Risk-weighted assets	$2,265,298	$1,997,776	$2,302,751
Average assets for capital purposes	$3,013,118	$2,720,382	$3,116,645

Capital ratios:
Total risk-based capital	14.6%	13.5%	14.0%
Tier 1 risk-based capital	13.4%	12.5%	12.8%
Common equity Tier 1 risk-based capital	13.4%	12.5%	12.8%
Leverage(1)	10.1%	9.1%	9.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table presents the applicable well‑capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III and the regulatory guidelines for a “well–capitalized” financial institution under Prompt Corrective Action (“PCA”):

		Well-capitalized
		Financial
	Minimum	Institution PCA
	Regulatory	Regulatory
	Requirement(1)	Guidelines
Capital ratios:
Total risk-based capital	10.5%	10.0%
Tier 1 risk-based capital	8.5%	8.0%
Common equity Tier 1 risk-based capital	7.0%	6.5%
Leverage	4.0%	5.0%

(1)	Includes 2.5% capital conservation buffer, except the leverage capital ratio.

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

At March 31, 2019, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2019, March 31, 2018, and December 31, 2018, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2019, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At March 31, 2019, the Company had total shareholders’ equity of $378.5 million, compared to $271.0 million at March 31, 2019, and $367.5 million at December 31, 2018. At March 31, 2019, total shareholders’ equity included $301.5 million in common stock, $86.0 million in retained earnings, and ($9.0) million of accumulated other comprehensive loss. The book value per share was $8.74 at March 31, 2019, compared to $7.08 at March 31, 2018, and $8.49 at December 31, 2018. The tangible book value per share was $6.54 at March 31, 2019, compared to $5.75 at March 31, 2018, and $6.28 at December 31, 2018.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	March 31,	December 31,	March 31,
(in $000's, unaudited)	2019	2018	2018
Unrealized loss on securities available-for-sale	$(2,010)	$(5,412)	$(6,764)
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	325	343	365
Split dollar insurance contracts liability	(3,746)	(3,722)	(3,707)
Supplemental executive retirement plan liability	(3,963)	(3,995)	(5,521)
Unrealized gain on interest-only strip from SBA loans	407	405	671
Total accumulated other comprehensive loss	$(8,987)	$(12,381)	$(14,956)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2019. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$23,201	18.5%
+300	$17,500	13.9%
+200	$11,859	9.4%
+100	$6,139	4.9%
0	$—	—%
−100	$(9,313)	(7.4)%
−200	$(20,946)	(16.7)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at March 31, 2019, the period covered by this report on Form 10‑Q.

During the three months ended March 31, 2019, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our 2018 Annual Report on Form 10‑K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be or otherwise addressed in connection with a forward‑looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

Heritage Commerce Corp (Registrant)

Date: May 9, 2019	/s/ WALTER T. KACZMAREK
Waletr T. Kaczmarek
Chief Executive Officer

Date: May 9, 2019	/s/ Lawrence D. McGovern
Lawrence D. McGovern
Chief Financial Officer