Form 10-Q
period 2019-06-30
HERITAGE COMMERCE CORP
filed 2019-08-06
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 43,498,606 shares of Common Stock outstanding on July 30, 2019.

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

•	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	our ability to anticipate interest rate changes and manage interest rate risk;
•	changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
•	volatility in credit and equity markets and its effect on the global economy;
•	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
•	our ability to achieve loan growth and attract deposits;
•	risks associated with concentrations in commercial and real estate related loans;
•	the relative strength or weakness of the commercial and real estate markets where our borrowers are located;
•	other than temporary impairment charges to our securities portfolio;
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
•

the expected cost savings, synergies and other financial benefits from the Presidio Bank acquisition  might not be realized within the expected time frames or at all; the actual merger-related costs for the transaction may be higher than estimated; governmental approval of the Presidio Bank acquisition may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the acquisition; conditions to the closing of the Presidio Bank acquisition may not be satisfied; Presidio’s shareholders may fail to provide the requisite consents to approve the consummation of the acquisition; the Company’s  shareholders may fail to approve the issuance of the Company’s common stock in connection with the proposed Presidio Bank acquisition); and

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Cash and due from banks	$36,302	$30,273
Other investments and interest-bearing deposits in other financial institutions	239,710	134,295
Total cash and cash equivalents	276,012	164,568
Securities available-for-sale, at fair value	383,156	459,043
Securities held-to-maturity, at amortized cost (fair value of $351,467 at
June 30, 2019 and $366,175 at December 31, 2018)	351,399	377,198
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	5,202	2,649
Loans, net of deferred fees	1,877,767	1,886,405
Allowance for loan losses	(26,631)	(27,848)
Loans, net	1,851,136	1,858,557
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	25,226	25,216
Company-owned life insurance	62,522	61,859
Premises and equipment, net	6,975	7,137
Goodwill	83,753	83,753
Other intangible assets	10,900	12,007
Accrued interest receivable and other assets	51,750	44,575
Total assets	$3,108,031	$3,096,562

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$994,082	$1,021,582
Demand, interest-bearing	682,114	702,000
Savings and money market	788,832	754,277
Time deposits - under $250	53,351	58,661
Time deposits - $250 and over	88,519	86,114
CDARS - interest-bearing demand, money market and time deposits	15,575	14,898
Total deposits	2,622,473	2,637,532
Subordinated debt, net of issuance costs	39,461	39,369
Accrued interest payable and other liabilities	57,989	52,195
Total liabilities	2,719,923	2,729,096

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at June 30, 2019 and December 31, 2018	—	—
Common stock, no par value; 60,000,000 shares authorized; 43,498,406 shares issued and outstanding at June 30, 2019 and 43,288,750 shares issued and
outstanding at December 31, 2018	302,305	300,844
Retained earnings	92,105	79,003
Accumulated other comprehensive loss	(6,302)	(12,381)
Total shareholders' equity	388,108	367,466
Total liabilities and shareholders' equity	$3,108,031	$3,096,562

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$27,251	$26,355	$54,058	$48,639
Securities, taxable	4,136	3,767	8,645	7,629
Securities, exempt from Federal tax	546	560	1,094	1,120
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,556	1,298	3,141	2,469
Total interest income	33,489	31,980	66,938	59,857

Interest expense:
Deposits	1,995	1,239	3,831	2,197
Subordinated debt	577	577	1,148	1,148
Other borrowings	1	—	1	—
Total interest expense	2,573	1,816	4,980	3,345

Net interest income before provision for loan losses	30,916	30,164	61,958	56,512
Provision (credit) for loan losses	(740)	7,198	(1,801)	7,704
Net interest income after provision for loan losses	31,656	22,966	63,759	48,808

Noninterest income:
Service charges and fees on deposit accounts	1,177	972	2,338	1,874
Gain on sales of securities	548	179	548	266
Increase in cash surrender value of life insurance	333	237	663	600
Servicing income	150	189	341	370
Gain on sales of SBA loans	36	80	175	315
Other	521	1,123	1,168	1,550
Total noninterest income	2,765	2,780	5,233	4,975

Noninterest expense:
Salaries and employee benefits	10,698	14,496	21,468	23,963
Occupancy and equipment	1,578	1,262	3,084	2,368
Professional fees	753	(289)	1,571	395
Other	5,416	9,393	10,240	14,126
Total noninterest expense	18,445	24,862	36,363	40,852
Income before income taxes	15,976	884	32,629	12,931
Income tax expense	4,623	(31)	9,130	3,207
Net income	$11,353	$915	$23,499	$9,724

Earnings per common share:
Basic	$0.26	$0.02	$0.54	$0.24
Diluted	$0.26	$0.02	$0.54	$0.24

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$11,353	$915	$23,499	$9,724
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	4,333	(1,144)	9,204	(9,129)
Deferred income taxes	(1,261)	332	(2,728)	2,647
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(13)	(11)	(39)	(22)
Deferred income taxes	4	3	12	6
Reclassification adjustment for gains realized in income	(548)	(179)	(548)	(266)
Deferred income taxes	162	53	162	79
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	2,677	(946)	6,063	(6,685)

Change in net pension and other benefit plan liability adjustment	11	51	23	101
Deferred income taxes	(3)	(15)	(7)	(30)
Change in pension and other benefit plan liability, net of
deferred income taxes	8	36	16	71
Other comprehensive income (loss)	2,685	(910)	6,079	(6,614)

Total comprehensive income	$14,038	$5	$29,578	$3,110

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2018	38,200,883	$218,355	$62,136	$(9,252)	$271,239
Net income	—	—	8,809	—	8,809
Other comprehensive loss	—	—	—	(5,704)	(5,704)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	228	—	—	228
Cash dividend declared $0.11 per share	—	—	(4,206)	—	(4,206)
Stock option expense, net of forfeitures and taxes	—	176	—	—	176
Stock options exercised	68,906	449	—	—	449
Balance, March 31, 2018	38,269,789	219,208	66,739	(14,956)	270,991

Net income	—	—	915	—	915
Other comprehensive loss	—	—	—	(910)	(910)
Issuance of common shares to acquire
Tri-Valley Bank	1,889,613	30,725	—	—	30,725
Issuance of common shares to acquire
United American Bank	2,826,032	47,280	—	—
Issuance of restricted stock awards, net	97,818	—	—	—	47,280
Amortization of restricted stock awards,
net of forfeitures	—	283	—	—	283
Cash dividend declared $0.11 per share	—	—	(4,743)	—	(4,743)
Stock option expense, net of forfeitures and taxes	—	175	—	—	175
Stock options exercised	138,932	1,553	—	—	1,553
Balance, June 30, 2018	43,222,184	$299,224	$62,911	$(15,866)	$346,269

Balance, January 1, 2019	43,288,750	$300,844	$79,003	$(12,381)	$367,466
Net income	—	—	12,146	—	12,146
Other comprehensive income	—	—	—	3,394	3,394
Amortization of restricted stock awards,
net of forfeitures and taxes	—	271	—	—	271
Cash dividend declared $0.12 per share	—	—	(5,196)	—	(5,196)
Stock option expense, net of forfeitures and taxes	—	166	—	—	166
Stock options exercised	35,003	269	—	—	269
Balance, March 31, 2019	43,323,753	301,550	85,953	(8,987)	378,516

Net income	—	—	11,353	—	11,353
Other comprehensive income	—	—	—	2,685	2,685
Issuance of restricted stock awards, net	134,653	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	303	—	—	303
Cash dividend declared $0.12 per share	—	—	(5,201)	—	(5,201)
Stock option expense, net of forfeitures and taxes	—	155	—	—	155
Stock options exercised	40,000	297	—	—	297
Balance, June 30, 2019	43,498,406	$302,305	$92,105	$(6,302)	$388,108

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,499	$9,724
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,132	2,120
(Gain) on sale of securities available-for-sale	(548)	(266)
(Gain) on sale of SBA loans	(175)	(315)
Proceeds from sale of SBA loans originated for sale	2,528	4,139
SBA loans originated for sale	(4,906)	(6,150)
Provision (credit) for loan losses	(1,801)	7,704
Increase in cash surrender value of life insurance	(663)	(600)
Depreciation and amortization	401	380
Amortization of other intangible assets	1,107	705
Stock option expense, net	321	351
Amortization of restricted stock awards, net	574	511
Amortization of subordinated debt issuance costs	92	92
Effect of changes in:
Accrued interest receivable and other assets	(186)	(2,724)
Accrued interest payable and other liabilities	(3,767)	1,004
Net cash provided by operating activities	17,608	16,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(15,193)
Purchase of securities held-to-maturity	—	(16,906)
Maturities/paydowns/calls of securities available-for-sale	24,868	30,343
Maturities/paydowns/calls of securities held-to-maturity	25,007	25,655
Proceeds from sales of securities available-for-sale	59,878	94,291
Net change in loans	9,222	(38,218)
Changes in Federal Home Loan Bank stock and other investments	(10)	(2,132)
Purchase of premises and equipment	(239)	(32)
Cash received in bank acquisition, net of cash paid	—	36,028
Net cash provided by investing activities	118,726	113,836

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(15,059)	(215,998)
Exercise of stock options	566	2,002
Payment of cash dividends	(10,397)	(8,949)
Net cash used in financing activities	(24,890)	(222,945)
Net increase (decrease) in cash and cash equivalents	111,444	(92,434)
Cash and cash equivalents, beginning of period	164,568	316,222
Cash and cash equivalents, end of period	$276,012	$223,788

Supplemental disclosures of cash flow information:
Interest paid	$4,733	$3,306
Income taxes paid	10,891	8,663

Supplemental schedule of non-cash activity:
Due to broker for securities purchased	$—	$—
Recording of right to use assets in exchange for lease obligations	9,566
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents, net of cash paid	$—	$36,028
Securities avaiable-for-sale	—	63,723
Net loans	—	336,446
Premises and equipment, net	—	350
Goodwill	—	38,089
Other intangible assets	—	8,361
Other assets, net	—	14,736
Deposits	—	(416,628)
Other borrowings	—	(62)
Other liabilities	—	(3,038)
Common stock issued to acquire Tri-Valley Bank and United American Bank	—	78,005

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2019.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The pronouncement affects all entities that are participants to leasing agreements. From a lessee accounting perspective, the ASU requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The ASU includes a short-term lease exception for leases with a term of twelve months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. The Company has elected this short-term lease exception.  Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. From a lessor accounting perspective, the guidance is largely unchanged, except for targeted improvements to align with new terminology under lessee accounting and with the updated revenue recognition guidance in Topic 606.  The ASU includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU No. 2018-11 entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and lessors may elect not to separate lease and non-lease components when certain conditions are met. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company also elected certain practical expedients provided under ASU No. 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides targeted improvements and clarification to guidance with FASB ASC Topic 842 specific to lessors. The amendments of ASU No. 2018-20 have the same effective date as ASU 2016-02 and may be applied either retrospectively or prospectively to all new and existing leases. The Company obtained a third-party software application which provides lease accounting under the guidelines of FASB ASC Topic 842.

The amendments of ASU No. 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for the Company on January 1, 2019.  At the adoption date, the Company reported increase assets and liabilities of approximately $9.6 million on its consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities related to non-cancellable operating lease agreements for office space. The adoption of this guidance did not have a material impact to its Consolidated Statetements of Income or Cash Flows. See Note 17 – Leases for more information.

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

Newly Issued, but not yet Effective Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities.  The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. While early application is permitted for fiscal years beginning after December 15, 2018, the Company plans to adopt this standard on January 1, 2020. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. We are currently evaluating various loss methodologies to determine their correlation to our various loan categories historical performance. The Company has completed the data validation and is currently parallel processing during the third and fourth quarters of 2019 our existing allowance for loan loss model with CECL prior to implementation. The Company is focused on completing model validation, refining assumptions and continued review of the models. The Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures. The magnitude of the change in the Company’s allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

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

2) Shareholders’ Equity and Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 826,445 and 305,500 stock options for the three months ended June 30, 2019 and 2018, and 826,445, and 318,606 for the six months ended June 30, 2019 and 2018, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net income	$11,353	$915	$23,499	$9,724

Weighted average common shares outstanding for basic
earnings per common share	43,202,562	41,925,616	43,155,360	40,083,056
Dilutive potential common shares	518,889	583,058	539,757	577,027
Shares used in computing diluted earnings per common share	43,721,451	42,508,674	43,695,117	40,660,083

Basic earnings per share	$0.26	$0.02	$0.54	$0.24
Diluted earnings per share	$0.26	$0.02	$0.54	$0.24

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2019 and 2018
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance April 1, 2019, net of taxes	$(1,603)	$326	$(7,710)	$(8,987)
Other comprehensive income (loss) before reclassification,
net of taxes	3,072	—	(7)	3,065
Amounts reclassified from other comprehensive income (loss),
net of taxes	(386)	(9)	15	(380)
Net current period other comprehensive income (loss),
net of taxes	2,686	(9)	8	2,685

Ending balance June 30, 2019, net of taxes	$1,083	$317	$(7,702)	$(6,302)

Beginning balance April 1, 2018, net of taxes	$(6,093)	$367	$(9,230)	$(14,956)
Other comprehensive (loss) before reclassification,	(812)	—	(4)	(816)
net of taxes
Amounts reclassified from other comprehensive income (loss),	(126)	(8)	40	(94)
net of taxes
Net current period other comprehensive income (loss),
net of taxes	(938)	(8)	36	(910)

Ending balance June 30, 2018, net of taxes	$(7,031)	$359	$(9,194)	$(15,866)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Six Months Ended June 30, 2019 and 2018
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2019, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)
Other comprehensive income (loss) before reclassification,
net of taxes	6,476	—	(14)	6,462
Amounts reclassified from other comprehensive income (loss),
net of taxes	(386)	(27)	30	(383)
Net current period other comprehensive income (loss),
net of taxes	6,090	(27)	16	6,079

Ending balance June 30, 2019, net of taxes	$1,083	$317	$(7,702)	$(6,302)

Beginning balance January 1, 2018, net of taxes	$(362)	$375	$(9,265)	$(9,252)
Other comprehensive (loss) before reclassification,
net of taxes	(6,482)	—	(9)	(6,491)
Amounts reclassified from other comprehensive income (loss),
net of taxes	(187)	(16)	80	(123)
Net current period other comprehensive income (loss),
net of taxes	(6,669)	(16)	71	(6,614)

Ending balance June 30, 2018, net of taxes	$(7,031)	$359	$(9,194)	$(15,866)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2019	2018	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$548	$179	Gain on sales of securities
	(162)	(53)	Income tax expense
	386	126	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	13	11	Interest income on taxable securities
	(4)	(3)	Income tax expense
	9	8	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	24	16
Actuarial losses	(46)	(73)
	(22)	(57)	Other noninterest expense
	7	17	Income tax benefit
	(15)	(40)	Net of tax
Total reclassification for the period	$380	$94

	Amounts Reclassified from
	AOCI(1)
	Six Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2019	2018	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$548	$266	Gain on sales of securities
	(162)	(79)	Income tax expense
	386	187	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	39	22	Interest income on taxable securities
	(12)	(6)	Income tax expense
	27	16	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	49	32
Actuarial losses	(92)	(146)
	(43)	(114)	Other noninterest expense
	13	34	Income tax benefit
	(30)	(80)	Net of tax
Total reclassification from AOCI for the period	$383	$123

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at June 30, 2019 and December 31, 2018 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$243,861	$327	$(1,541)	$242,647
U.S. Treasury	138,379	2,130	—	140,509
Total	$382,240	$2,457	$(1,541)	$383,156

Securities held-to-maturity:
Agency mortgage-backed securities	$267,514	$694	$(1,673)	$266,535
Municipals - exempt from Federal tax	83,885	1,105	(58)	84,932
Total	$351,399	$1,799	$(1,731)	$351,467

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$311,523	$98	$(8,767)	$302,854
U.S. Treasury	147,823	930	—	148,753
U.S. Government sponsored entities	7,433	4	(1)	7,436
Total	$466,779	$1,032	$(8,768)	$459,043

Securities held-to-maturity:
Agency mortgage-backed securities	$291,241	$59	$(9,153)	$282,147
Municipals - exempt from Federal tax	85,957	312	(2,241)	84,028
Total	$377,198	$371	$(11,394)	$366,175

Securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$—	$—	$198,443	$(1,541)	$198,443	$(1,541)
Total	$—	$—	$198,443	$(1,541)	$198,443	$(1,541)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$174,138	$(1,673)	$174,138	$(1,673)
Municipals - exempt from Federal tax	150	(1)	7,790	(57)	7,940	(58)
Total	$150	$(1)	$181,928	$(1,730)	$182,078	$(1,731)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$3,868	$(21)	$281,082	$(8,746)	$284,950	$(8,767)
U.S. Government sponsored entities	3,974	(1)	—	—	3,974	(1)
Total	$7,842	$(22)	$281,082	$(8,746)	$288,924	$(8,768)

Securities held-to-maturity:
Agency mortgage-backed securities	$16,088	$(103)	$255,917	$(9,050)	$272,005	$(9,153)
Municipals - exempt from Federal tax	5,019	(27)	57,301	(2,214)	62,320	(2,241)
Total	$21,107	$(130)	$313,218	$(11,264)	$334,325	$(11,394)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2019, the Company held 471 securities (151 available-for-sale and 320 held‑to‑maturity), of which 170 had fair values below amortized cost. At June 30, 2019, there were $198,443,000 of agency mortgage-back securities available-for-sale, $174,138,000 of agency mortgage-backed securities held-to-maturity, and $7,790,000 of municipal bonds held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $3,271,000 at June 30, 2019. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at June 30, 2019.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Proceeds	$59,878	$55,537	$59,878	$94,291
Gross gains	608	193	608	1,243
Gross losses	(60)	(14)	(60)	(977)

The amortized cost and estimated fair values of securities as of June 30, 2019  are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$14,858	$14,956
Due after one through five years	123,521	125,553
Agency mortgage-backed securities	243,861	242,647
Total	$382,240	$383,156

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due 3 months or less	$281	281
Due after 3 months through one year	487	488
Due after one through five years	5,193	5,306
Due after five through ten years	28,561	29,087
Due after ten years	49,363	49,770
Agency mortgage-backed securities	267,514	266,535
Total	$351,399	$351,467

Securities with amortized cost of $32,884,000 and $44,730,000 as of  June 30, 2019 and December 31, 2018 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

5) Loans

Loans were as follows for the periods indicated:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$567,529	$597,763
Real estate:
CRE	1,037,885	994,067
Land and construction	97,297	122,358
Home equity	116,057	109,112
Residential mortgages	48,944	50,979
Consumer	10,279	12,453
Loans	1,877,991	1,886,732
Deferred loan fees, net	(224)	(327)
Loans, net of deferred fees	1,877,767	1,886,405
Allowance for loan losses	(26,631)	(27,848)
Loans, net	$1,851,136	$1,858,557

At June 30, 2019, total net loans included in the table above include $27,015,000, $96,222,000 and $160,480,000, of the loans acquired in the Focus Business Bank (“Focus”), Tri-Valley, and United American acquisitions that were not purchased credit impaired loans, respectively. At December 31, 2018, total net loans included in the table above include $36,958,000, $111,952,000 and $181,453,000, of the loans acquired in the Focus, Tri-Valley, and United American acquisitions, respectively, that were not purchased credit impaired loans.

There was a $740,000 credit to the provision for loan losses for the second quarter of 2019, and a $1,801,000 credit to the provision for loan losses for the first six months of 2019,  compared to a provision for loan losses of $7,198,000 for the second quarter of 2018, and $7,704,000 for the first six months of 2018. Net recoveries totaled $53,000 for the second quarter of 2019,  and $584,000 for the first six months of 2019, compared to net charge-offs of $673,000 for the second quarter of 2018, and $698,000 for the first six months of 2018.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended June 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$15,557	$11,671	$90	$27,318
Charge-offs	(76)	—	—	(76)
Recoveries	87	42	—	129
Net recoveries	11	42	—	53
Provision (credit) for loan losses	(334)	(406)	—	(740)
End of period balance	$15,234	$11,307	$90	$26,631

	Three Months Ended June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,165	$8,858	$116	$20,139
Charge-offs	(870)	—	—	(870)
Recoveries	175	22	—	197
Net (charge-offs) recoveries	(695)	22	—	(673)
Provision for loan losses	7,052	140	6	7,198
End of period balance	$17,522	$9,020	$122	$26,664

	Six Months Ended June 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(302)	—		(302)
Recoveries	802	84	—	886
Net recoveries	500	84	—	584
Provision (credit) for loan losses	(2,327)	552	(26)	(1,801)
End of period balance	$15,234	$11,307	$90	$26,631

	Six Months Ended June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(1,115)	—	—	(1,115)
Recoveries	332	85	—	417
Net (charge-offs) recoveries	(783)	85	—	(698)
Provision (credit) for loan losses	7,697	(15)	22	7,704
End of period balance	$17,522	$9,020	$122	$26,664

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	June 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,351	$186	$—	$6,537
Collectively evaluated for impairment	8,883	11,121	90	20,094
Total allowance balance	$15,234	$11,307	$90	$26,631
Loans:
Individually evaluated for impairment	$8,370	$8,823	$—	$17,193
Collectively evaluated for impairment	559,159	1,291,360	10,279	1,860,798
Total loan balance	$567,529	$1,300,183	$10,279	$1,877,991

	December 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,944	$—	$—	$6,944
Collectively evaluated for impairment	10,117	10,671	116	20,904
Total allowance balance	$17,061	$10,671	$116	$27,848
Loans:
Individually evaluated for impairment	$9,495	$5,645	$—	$15,140
Collectively evaluated for impairment	588,268	1,270,871	12,453	1,871,592
Total loan balance	$597,763	$1,276,516	$12,453	$1,886,732

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2019 and December 31, 2018. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	June 30, 2019			December 31, 2018
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,504	$1,504	$—	$1,849	$1,849	$—
Real estate:
CRE	3,349	3,349	—	5,094	5,094	—
Land and construction	—	—	—	—	—	—
Home Equity	381	381	—	551	551	—
Total with no related allowance recorded	5,234	5,234	—	7,494	7,494	—

With an allowance recorded:
Commercial	6,866	6,866	6,351	7,646	7,646	6,944
Real estate:
Commercial	5,093	5,093	186	—	—	—
Total with an allowance recorded	11,959	11,959	6,537	7,646	7,646	6,944
Total	$17,193	$17,193	$6,537	$15,140	$15,140	$6,944

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Three Months Ended June 30, 2019
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$8,453	$8,442	$—	$460	$—	$17,355
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$11,803	$3,151	$—	$470	$—	$15,424
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2019
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$8,800	$7,326	$—	$490	$—	$16,616
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$8,460	$2,268	$40	$439	$—	$11,207
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	June 30,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$15,695	$26,034	$13,699
Restructured and loans over 90 days past due and still accruing	1,323	511	1,188
Total nonperforming loans	17,018	26,545	14,887
Other restructured loans	175	265	253
Total impaired loans	$17,193	$26,810	$15,140

The following table presents the nonperforming loans by class for the periods indicated:

	June 30, 2019			December 31, 2018
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$7,096	$1,099	$8,195	$8,279	$963	$9,242
Real estate:
CRE	8,442	—	8,442	5,094	—	5,094
Home equity	157	224	381	326	225	551
Total	$15,695	$1,323	$17,018	$13,699	$1,188	$14,887

The following tables present the aging of past due loans by class for the periods indicated:

	June 30, 2019
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,251	$1,342	$7,349	$12,942	$554,587	$567,529
Real estate:
CRE	—	—	8,442	8,442	1,029,443	1,037,885
Land and construction	—	—	—	—	97,297	97,297
Home equity	157	—	—	157	115,900	116,057
Residential mortgages	—	—	—	—	48,944	48,944
Consumer	—	—	—	—	10,279	10,279
Total	$4,408	$1,342	$15,791	$21,541	$1,856,450	$1,877,991

	December 31, 2018
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$5,698	$1,916	$1,258	$8,872	$588,891	$597,763
Real estate:
CRE	—	—	—	—	994,067	994,067
Land and construction	—	—	—	—	122,358	122,358
Home equity		—	—	—	109,112	109,112
Residential mortgages	—	—	—	—	50,979	50,979
Consumer	1	—	—	1	12,452	12,453
Total	$5,699	$1,916	$1,258	$8,873	$1,877,859	$1,886,732

Past due loans 30 days or greater totaled $21,541,000 and $8,873,000 at June 30, 2019 and December 31, 2018, respectively, of which $15,001,000 and $430,000 were on nonaccrual, respectively. At June 30, 2019, there were also $694,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2018, there were also $13,269,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report as of June 30, 2019 and December 31, 2018.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	June 30, 2019			December 31, 2018
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$553,618	13,911	$567,529	$584,845	$12,918	$597,763
Real estate:
CRE	1,024,822	13,063	1,037,885	985,193	8,874	994,067
Land and construction	94,810	2,487	97,297	122,358	—	122,358
Home equity	114,342	1,715	116,057	107,495	1,617	109,112
Residential mortgages	48,944	—	48,944	50,979	—	50,979
Consumer	10,279	—	10,279	12,453	—	12,453
Total	$1,846,815	$31,176	$1,877,991	$1,863,323	$23,409	$1,886,732

Classified loans were $31,176,000, or 1.00% of total assets, at June 30, 2019, compared to $32,264,000, or 1.03% of total assets, at June 30, 2018 and $23,409,000, or 0.76% of total assets, at December 31, 2018. The increase in classified assets at June 30, 2019, compared to December 31, 2018, was primarily due to one CRE lending relationship that was moved to classified assets, but still accruing, during the second quarter of 2019. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The book balance of troubled debt restructurings at June 30, 2019 was $568,000, which included $17,000 of nonaccrual loans and $551,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2018 was $649,000, which included $36,000 of nonaccrual loans and $613,000 of accruing loans. Approximately $18,000 and $38,000 of specific reserves were established with respect to these loans as of June 30, 2019 and December 31, 2018, respectively.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

	During the Three Months Ended
	June 30, 2019
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	1	$17	$17
Total	1	$17	$17

	During the Six Months Ended
	June 30, 2019
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	2	$28	$28
Total	2	$28	$28

	During the Three and Six Months Ended
	June 30, 2018
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	2	$224	$224
Equity	1	225	225
Total	3	$449	$449

During the three and six months ended June 30, 2019, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and six months ended June 30, 2019 and 2018.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Business Combinations

On May 16, 2019, the Company and HBC entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Presidio Bank, a California state-chartered commercial bank (“Presidio”), pursuant to which the Company will acquire Presidio in an all stock merger by merging Presidio with and into HBC (the “Merger”). HBC will survive the Merger and will continue the commercial banking operations of the combined bank following the Merger. The consideration payable to Presidio shareholders upon completion of the Merger (“Merger Consideration”) will consist of whole shares of the Company’s common stock, and cash in lieu of fractional shares of the Company’s common stock. Upon consummation of the Merger, each share of Presidio common stock outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive s fixed exchange ratio of  2.47 shares of the Company’s common stock (the “per share exchange ratio”). Presidio stock options will vest and the Company will assume the stock options which will then be adjusted for the per share exchange ratio. Each Presidio restricted stock unit will vest and be converted into shares of the Company’s common stock in accordance with the per share exchange ratio.

Heritage and Presidio will hold their respective special shareholder meetings on August 27, 2019 for shareholders of record as July 10, 2019.

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

The mergers provided the opportunity to combine three independent business banking franchises with similar philosophies and cultures into a combined $3.1 billion business bank based in San Jose, California. The pooling of the three banks’ resources and knowledge enhanced the Company’s capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank is much better positioned to meet the needs of the Company’s customers, shareholders and the community.  The one time pre-tax severance, retention, acquisition and integration costs totaled $8,214,000 and $8,829,000 for the three months and six months ended June 30, 2018, respectively.

The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. There were no PCI loans at June 30, 2019 and December 31, 2018.

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

7) Goodwill and Other Intangible Assets

Goodwill

At June 30, 2019, the carrying value of goodwill was $83,753,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,620,000 from its acquisition of Focus, $13,819,000 from its acquisition of Tri-Valley and $24,270,000 from its acquisition of United American.

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

Other Intangible Assets

Other intangible assets acquired in the acquisition of United American in May 2018 included a core deposit intangible asset of $5,723,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $660,000,  amortized over its estimated useful life of 3 years. Accumulated amortization of the core deposit intangible and below market lease was $1,272,000 and $756,000 at June 30, 2019 and December 31, 2018, respectively.

Other intangible assets acquired in the acquisition of Tri-Valley in April 2018 include a core deposit intangible asset of $1,768,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $210,000,  amortized over its estimated useful life of 11 years. Accumulated amortization of the core deposit intangible and below market lease was $351,000 and $222,000 at June 30, 2019 and December 31, 2018, respectively.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized on an accelerated method over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $3,137,000 and $2,770,000 at June 30, 2019 and December 31, 2018, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included a below market value lease intangible assets of $109,000, a non-compete agreement intangible asset of $250,000, and a customer relationship and brokered relationship intangible assets of $1,900,000, amortized over the 10 year estimated useful lives. Accumulated amortization of the customer relationship and brokered relationship intangible assets was $886,000 and $791,000 at June 30, 2019 and December 31, 2018, respectively.

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

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2019 and December 31, 2018.

8) Income Taxes

Some items of income and expense are recognized in one year for tax purposes, and another when applying generally accepted accounting principles, which leads to timing differences between the Company’s actual current tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense or benefit, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.

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

The Company had net deferred tax assets of $22,813,000, and $27,089,000, at June 30, 2019 and December 31, 2018, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2019 and December 31, 2018 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Low income housing investments	$3,144	$3,172
Future commitments	$273	$273

The Company expects $14,000 of the future commitments to be paid in 2019, $14,000 in 2020, and $245,000 in 2021 through 2023.

For tax purposes, the Company had low income housing tax credits of $106,000 for the three months ended June 30, 2019 and June 30, 2018, and low income housing investment expense of $106,000 and $119,000, respectively.  For tax purposes, the Company had low income housing tax credits of $213,000 for the six months ended June 30, 2019 and June 30, 2018, and low income housing investment expense of $211,000 and $238,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$55	$62	$110	$124
Interest cost	264	237	528	474
Amortization of net actuarial loss	46	73	92	146
Net periodic benefit cost	$365	$372	$730	$744

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

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,903	$6,711
Interest cost	140	227
Actuarial loss (gain)	—	(35)
Projected benefit obligation at end of period	$7,043	$6,903

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Net actuarial loss	$2,666	$2,573
Prior transition obligation	1,104	1,149
Accumulated other comprehensive loss	$3,770	$3,722

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of prior transition obligation	$(24)	$(16)	$(49)	$(32)
Interest cost	70	56	140	113
Net periodic benefit cost	$46	$40	$91	$81

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at June 30, 2019
Available-for-sale securities:
Agency mortgage-backed securities	$242,647	—	$242,647	—
U.S. Treasury	140,509	140,509	—	—
I/O strip receivables	572	—	572	—

Assets at December 31, 2018
Available-for-sale securities:
Agency mortgage-backed securities	$302,854	—	$302,854	—
U.S. Treasury	148,753	148,753	—	—
U.S. Government sponsored entities	7,436	—	7,436	—
I/O strip receivables	568	—	568	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at June 30, 2019
Impaired loans - held-for-investment:
Commercial	$515	—	—	$515
Real estate:
CRE	4,907	—	—	4,907
	$5,422	—	—	$5,422

Assets at December 31, 2018
Impaired loans - held-for-investment:
Commercial	$702	—	—	$702
	$702	—	—	$702

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$11,959	$7,646
Book value of impaired loans held-for-investment carried at cost	5,234	7,494
Total impaired loans held-for-investment	$17,193	$15,140
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$11,959	$7,646
Specific valuation allowance	(6,537)	(6,944)
Impaired loans held-for-investment carried at fair value, net	$5,422	$702

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $17,193,000 at June 30, 2019.  In addition, these loans had a specific valuation allowance of $6,537,000 at June 30, 2019. Impaired loans held‑for‑investment totaling $11,959,000 at June 30, 2019, were carried at fair value as a result of partial charge‑offs and specific valuation allowances at period‑end. The remaining $5,234,000 of impaired loans were carried at cost at June 30, 2019, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first six months of 2019 on impaired loans held‑for‑investment carried at fair value at June 30, 2019 resulted in an additional credit to the provision for loan losses of $339,000.

At June 30, 2019, there were no foreclosed assets.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	June 30, 2019
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$515	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
CRE	4,907	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$702	Market Approach	Discount adjustment for differences between comparable sales	0% to 1%

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2019 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$276,012	$276,012	$—	$—	$276,012
Securities available-for-sale	383,156	140,509	242,647	—	383,156
Securities held-to-maturity	351,399	—	351,467	—	351,467
Loans (including loans held-for-sale), net	1,856,338	—	5,202	1,851,281	1,856,483
FHLB stock, FRB stock, and other
investments	25,226	—	—	—	N/A
Accrued interest receivable	9,248	553	2,045	6,650	9,248
I/O strips receivables	572	—	572	—	572
Liabilities:
Time deposits	$143,807	$—	$144,242	$—	$144,242
Other deposits	2,478,666	—	2,478,666	—	2,478,666
Subordinated debt	39,461	—	40,361	—	40,361
Accrued interest payable	653	—	653	—	653

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2018:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$164,568	$164,568	$—	$—	$164,568
Securities available-for-sale	459,043	148,753	310,290	—	459,043
Securities held-to-maturity	377,198	—	366,175	—	366,175
Loans (including loans held-for-sale), net	1,861,206	—	2,649	1,826,654	1,829,303
FHLB stock, FRB stock, and other
investments	25,216	—	—	—	N/A
Accrued interest receivable	9,577	597	2,274	6,706	9,577
I/O strips receivables	568	—	568	—	568
Liabilities:
Time deposits	$147,560	$—	$147,916	$—	$147,916
Other deposits	2,489,972	—	2,489,972	—	2,489,972
Subordinated debt	39,369	—	38,969	—	38,969
Accrued interest payable	497	—	497	—	497

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

11) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the six months months ended June 30, 2019, the Company granted 296,500 shares of nonqualified stock options and 134,653 shares of restricted stock. There were 750,030 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2019.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2019	1,570,603	$10.76
Granted	296,500	$12.16
Exercised	(75,003)	$7.55
Forfeited or expired	(18,677)	$15.57
Outstanding at June 30, 2019	1,773,423	$11.08	6.75	$3,910,541
Vested or expected to vest	1,667,018		6.75	$3,675,908
Exercisable at June 30, 2019	1,101,432		5.38	$3,784,995

Information related to the equity plans for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
Intrinsic value of options exercised	$392,127	$1,466,731
Cash received from option exercise	$566,197	$2,001,837
Tax benefit realized from option exercises	$102,786	$430,357
Weighted average fair value of options granted	$1.91	$3.07

As of June 30, 2019, there was $1,582,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 3.0 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
Expected life in months(1)	72	72
Volatility(1)	24%	21%
Weighted average risk-free interest rate(2)	2.24%	2.87%
Expected dividends(3)	3.95%	2.62%

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2019	193,298	$11.04
Granted	134,653	$12.16
Vested	(74,998)	$12.43
Nonvested shares at June 30, 2019	252,953	$11.23

As of June 30, 2019, there was $3,153,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.49 years.

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

13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since June 30, 2019, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules will be phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules establish a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is 2.5% of risk-weighted assets. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2019.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2019 and December 31, 2018, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2019 and December 31, 2018.

			Required For
			Capital
			Adequacy
			Purposes
		Actual	Under Basel III
	Amount	Ratio	Amount	Ratio (1)
		(Dollars in thousands)
As of June 30, 2019
Total Capital	$360,242	15.9%	$237,965	10.5%
(to risk-weighted assets)
Tier 1 Capital	$293,492	13.0%	$192,639	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$293,492	13.0%	$158,644	7.0%
(to risk-weighted assets)
Tier 1 Capital	$293,492	9.9%	$118,865	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2019, and December 31, 2018.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of June 30, 2019
Total Capital	$338,344	14.9%	$226,477	10.0%	$237,801	10.5%
(to risk-weighted assets)
Tier 1 Capital	$311,055	13.7%	$181,182	8.0%	$192,506	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$311,055	13.7%	$147,210	6.5%	$158,534	7.0%
(to risk-weighted assets)
Tier 1 Capital	$311,055	10.5%	$148,505	5.0%	$118,804	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2018
Total Capital	$322,283	14.0%	$230,275	10.0%	$227,397	9.875%
(to risk-weighted assets)
Tier 1 Capital	$293,730	12.8%	$184,220	8.0%	$181,342	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$293,730	12.8%	$149,679	6.5%	$146,800	6.375%
(to risk-weighted assets)
Tier 1 Capital	$293,730	9.4%	$155,832	5.0%	$124,666	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,461,000 at June 30, 2019, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2019, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $32,636,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the second and first quarter of 2019, HBC distributed to HCC dividends of $5,500,000 and $5,000,000, respectively, for a total of $10,500,000 for the first six months of 2019.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	June 30,
	2019	2018
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,177	$972
Noninterest Income Out-of-scope of Topic 606	1,588	1,808
Total noninterest income	$2,765	$2,780

	Six Months Ended
	June 30,
	2019	2018
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$2,338	$1,874
Noninterest Income Out-of-scope of Topic 606	2,895	3,101
Total noninterest income	$5,233	$4,975

16) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Salaries and employee benefits	$10,698	$11,103	$21,468	$20,570
Occupancy and equipment	1,578	1,262	3,084	2,368
Professional fees	753	633	1,571	1,317
Data processing	732	622	1,411	976
Software subscriptions	556	599	1,145	1,192
Amortization of intangible assets	554	464	1,107	705
Merger-related costs (1)	540	8,214	540	8,829
Insurance expense	439	399	875	806
Recovery of legal fees (2)	—	(922)	—	(922)
Other	2,595	2,488	5,162	5,011
Total	$18,445	$24,862	$36,363	$40,852

(1)

Severance and retention expense of $3,393,000 for both the second quarter and first six months of 2018 is included in Salaries and employee benefits in the Consolidated Statements of Income. Other acquisition and integration costs of $540,000 and $4,821,000 for the second quarter of 2019 and the second quarter of 2018, respectively, is included in Other noninterest expense in the Consolidated Statements of Income.  Other acquisition and integration costs of $540,000 and $5,436,000 for the first six months of 2019 and the first six months of 2018, respectively, is included in Other noninterest expense in the Consolidated Statements of Income.

(2)	Included in Professional fees in the the Consolidated Statements of Income.

17) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations.  The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of June 30, 2019, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $7,425,000.

The following table presents the quantitative information for the Company’s leases:

June 30,
2019
(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,044
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,012
Operating Lease - ROU assets	$7,425
Operating Lease - Liabilities	$7,425
Weighted Average Lease Term - Operating Leases	3.40 years
Weighted Average Discount Rate - Operating Leases	5.25%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease abilities:

(Dollars in thousands)
2019	$2,020
2020	2,175
2021	1,403
2022	1,198
2023	660
Thereafter	703
Total undiscounted cash flows	8,159
Discount on cash flows	(734)
Total lease liability	$7,425

In June of 2019, the Company entered in to a lease agreement for 54,910 square feet of office space in San Jose, California, commencing on February 1, 2020.  The Company intends to move its Bay View Funding office during the first quarter of 2020, and move the main office of HBC during the second quarter of 2020, to this new location.

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

	Three Months Ended June 30, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,521	2,968	$33,489
Intersegment interest allocations	292	(292)	—
Total interest expense	2,573	—	2,573
Net interest income	28,240	2,676	30,916
Provision (credit) for loan losses	(744)	4	(740)
Net interest income after provision	28,984	2,672	31,656
Noninterest income	2,641	124	2,765
Noninterest expense	16,784	1,661	18,445
Intersegment expense allocations	132	(132)	—
Income before income taxes	14,973	1,003	15,976
Income tax (benefit) expense	4,327	296	4,623
Net income	$10,646	$707	$11,353

Total assets	$3,045,378	$62,653	$3,108,031
Loans, net of deferred fees	$1,827,936	$49,831	$1,877,767
Goodwill	$70,709	$13,044	$83,753

	Three Months Ended June 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$28,625	3,355	$31,980
Intersegment interest allocations	376	(376)	—
Total interest expense	1,816	—	1,816
Net interest income	27,185	2,979	30,164
Provision for loan losses	7,141	57	7,198
Net interest income after provision	20,044	2,922	22,966
Noninterest income	2,531	249	2,780
Noninterest expense (2)	23,301	1,561	24,862
Intersegment expense allocations	227	(227)	—
Income before income taxes	(499)	1,383	884
Income tax expense	(440)	409	(31)
Net income	$(59)	$974	$915

Total assets	$3,044,221	$78,986	$3,123,207
Loans, net of deferred fees	$1,893,147	$63,486	$1,956,633
Goodwill	$71,373	$13,044	$84,417

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $540,000 and $8,214,000, for the second quarter of 2019 and the second quarter of 2018, respectively

	Six Months Ended June 30, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$61,017	$5,921	$66,938
Intersegment interest allocations	606	(606)	—
Total interest expense	4,980	—	4,980
Net interest income	56,643	5,315	61,958
Provision for loan losses	(1,636)	(165)	(1,801)
Net interest income after provision	58,279	5,480	63,759
Noninterest income	4,873	360	5,233
Noninterest expense	32,985	3,378	36,363
Intersegment expense allocations	253	(253)	—
Income before income taxes	30,420	2,209	32,629
Income tax expense	8,477	653	9,130
Net income	$21,943	$1,556	$23,499

Total assets	$3,045,378	$62,653	$3,108,031
Loans, net of deferred fees	$1,827,936	$49,831	$1,877,767
Goodwill	$70,709	$13,044	$83,753

	Six Months Ended June 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$53,356	$6,501	$59,857
Intersegment interest allocations	703	(703)	—
Total interest expense	3,345	—	3,345
Net interest income	50,714	5,798	56,512
Provision for loan losses	7,629	75	7,704
Net interest income after provision	43,085	5,723	48,808
Noninterest income	4,617	358	4,975
Noninterest expense (2)	37,768	3,084	40,852
Intersegment expense allocations	402	(402)	—
Income before income taxes	10,336	2,595	12,931
Income tax expense	2,440	767	3,207
Net income	$7,896	$1,828	$9,724

Total assets	$3,044,221	78,986	$3,123,207
Loans, net of deferred fees	$1,893,147	63,486	$1,956,633
Goodwill	$71,373	13,044	$84,417

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $540,000 and $8,829,000, for the first six months of 2019 and the first six months of 2018, respectively

19) Subsequent Events

On July 25, 2019, the Company announced that its Board of Directors declared a $0.12 per share quarterly cash dividend to holders of common stock. The dividend will be paid on August 22, 2019 to shareholders of record on August 8, 2019.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2018. There are no changes to these policies as of June 30, 2019.

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

Performance Overview

For the three months ended June 30, 2019, net income was $11.4 million, or $0.26 per average diluted common share, compared to $915,000, or $0.02 per average diluted common share, for the three months ended June 30, 2018. The Company’s annualized return on average tangible assets was 1.53% and annualized return on average tangible equity was 15.94% for the three months ended June 30, 2019, compared to 0.12% and 1.49%, respectively, for the three months ended June 30, 2018.

For the six months ended June 30, 2019, net income was $23.5 million, or $0.54 per average diluted common share, compared to $9.7 million, or $0.24 per average diluted common share, for the six months ended June 30, 2018. The Company’s annualized return on average tangible assets was 1.58% and annualized return on average tangible equity was 16.89% for the six months ended June 30, 2019 compared to 0.69% and 8.43%, respectively, for the six months ended June 30, 2018.

Earnings for both the second quarter of 2019 and the first six months of 2019 included $540,000 of merger-related costs for the recently announced proposed merger with Presidio Bank (“Presidio”).  Earnings for the second quarter of 2018 and for the first six months of 2018 were reduced by merger-related costs of $8.2 million and $8.8 million, respectively.  These costs were associated with the acquisitions of Tri-Valley Bank (“Tri-Valley”) on April 6, 2018, and United American Bank (“United American”) on May 4, 2018.  In addition, the Company recorded a $6.1 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. These costs were partially offset by a $1.3 million legal settlement recovery in the second quarter of 2018.

Proposed Acquisition of Presidio Bank Update:

On May 16, 2019, the Company and HBC entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Presidio Bank, a California state-chartered commercial bank (“Presidio”), pursuant to which the Company will acquire Presidio in an all stock merger by merging Presidio with and into HBC (the “Merger”). HBC will survive the Merger and will continue the commercial banking operations of the combined bank following the Merger. The consideration payable to Presidio shareholders upon completion of the Merger (“Merger Consideration”) will consist of whole shares of the Company’s common stock, and cash in lieu of fractional shares of the Company’s common stock. Upon consummation of the Merger, each share of Presidio common stock outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive s fixed exchange ratio of  2.47 shares of the Company’s common stock (the “per share exchange ratio”). Presidio stock options will vest and the Company will assume the stock options which will then be adjusted for the per share exchange ratio. Each Presidio restricted stock unit will vest and be converted into shares of the Company’s common stock in accordance with the per share exchange ratio. Heritage and Presidio will hold their respective special shareholder meetings on August 27, 2019 for shareholders of record as July 10, 2019.

Tri-Valley Bank and United American Bank Mergers

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Tri-Valley Bank (“Tri-Valley”) effective as of the close on April 6, 2018. Tri-Valley’s results of operations were included in the Company’s results of operations beginning April 7, 2018.

Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company closed the San Ramon office on July 13, 2018.

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with United American Bank (“United American”) effective as of the close on May 4, 2018. United American’s results of operations were included in the Company’s results of operations beginning May 5, 2018.

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

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	June 30,	June 30,
	2019	2018
	(Dollars in thousands)
Total factored receivables	$49,831	$63,486
Average factored receivables
For the three months ended	$45,708	$52,251
For the six months ended	$47,097	$50,670
Total full time equivalent employees	37	37

Second Quarter 2019 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income, before provision for loan losses, increased 2% to $30.9 million for the second quarter of 2019, compared to $30.2 million for the second quarter of 2018, primarily due to the positive impact of rising interest rates. For the first six months of 2019, net interest income increased 10% to $62.0 million, compared to $56.5 million for the first six months of 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, and the positive impact of rising interest rates.

•

For the second quarter of 2019, the fully tax equivalent (“FTE”) net interest margin increased 8 basis points to 4.38% from 4.30% for the second quarter of 2018, primarily due to the impact of increases in the prime rate and the rate on investment securities and overnight funds, and a higher average balance of investment securities, partially offset by a decrease in the average balance of Bay View Funding’s factored receivables, a higher cost of deposits, and a decline in the accretion of the loan purchase discount into loan interest income from the Company’s acquisitions.

•

For the first six months of 2019, the net interest margin increased 16 basis points to 4.38%, compared to 4.22% for the first six months of 2018, primarily due to a higher average balance of loans and securities, the impact of increases in the yields on loans, investment securities, and overnight funds, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, partially offset by an increase in the cost of deposits, and a decrease in the average balance of Bay View Funding’s factored receivables.

•

The average yield on the loan portfolio increased to 5.96% for the second quarter of 2019, compared to 5.75% for the second quarter of 2018, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into loan interest income from the acquisitions.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased commercial real estate (“CRE”) loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 34 basis points for the second quarter of 2019, compared to the second quarter of 2018.

•

The yield on the loan portfolio increased to 5.94% for the first six months of 2019, compared to 5.76% for the first six months of 2018, primarily due to increases in the prime rate, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 26 basis points for the first six months of 2019, compared to the first six months of 2018.

•

The accretion of the loan purchase discount into loan interest income from the acquisitions was $419,000 for the second quarter of 2019 compared to $669,000 for the second quarter of 2018.  The accretion of the loan purchase discount into loan interest income from the acquisitions was $873,000 for the first six months of 2019, compared to $726,000 for the first six months of 2018.

•

The total purchase discount on loans from Focus Business Bank (“Focus”) loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $486,000 remains outstanding as of June 30, 2019.  The total purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $1.9 million remains outstanding as of June 30, 2019.  The total purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $3.2 million remains outstanding as of June 30, 2019.

•

There was a $740,000 credit to the provision for loan losses for the second quarter of 2019, compared to a $7.2 million provision for loan losses of for the second quarter of 2018.  For the six months ended June 30, 2019, there was a $1.8 million credit to the provision for loan losses, compared to a $7.7 million provision for loan losses for the six months ended June 30, 2018.  The higher provision for loan losses for the second quarter of 2018 and first six months of 2018 included a $6.1 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018.

•

Total noninterest income remained relatively flat at $2.8 million for the second quarter of 2019, compared to the second quarter of 2018.  Noninterest income for the second quarter of 2018 included proceeds from a legal settlement, which was offset by higher service charges and fees on deposit accounts, and a higher gain on sale of securities for the second quarter of 2019.

•

For the six months ended June 30, 2019, noninterest income increased to $5.2 million, compared to $5.0 million for the six months ended June 30, 2018. The increase in noninterest income for the first six months of 2019, was primarily due to higher service charges and fees on deposit accounts, and a higher gain on sales of securities for the first six months of 2019, partially offset by lower gain on sales of Small Business

Administration (“SBA”) loans for the first six months of 2019, and proceeds from a legal settlement in the first six months of 2018.

•

The Company received $1.3 million proceeds from a legal settlement during the second quarter of 2018, of which $377,000 was recorded in other noninterest income, and $922,000 was credited to professional fees for recaptured legal fees previously paid by the Company.

•

Total noninterest expense for the second quarter of 2019 decreased to $18.4 million, compared to $24.9 million for the second quarter of 2018. Noninterest expense for the six months ended June 30, 2019 decreased to $36.4 million, compared to $40.9 million for the six months ended June 30, 2018. The decrease in noninterest expense in the second quarter of 2019 and the first six months of 2019, compared to the respective periods in 2018, was primarily due to costs related to the merger transactions with Tri-Valley and United American, partially offset by higher professional fees.

•

Noninterest expense included pre-tax acquisition and integration costs of $4.8 million and $5.4 million for the second quarter of 2018 and first six months of 2018, respectively. In addition, severance and retention expense totaled $3.4 million related to the Tri-Valley and United American acquisitions, for total severance, retention, acquisition and integration costs of $8.2 million for the second quarter of 2018 and $8.8 million first six months of 2018.  Professional fees for the second quarter of 2018 and first six months of 2018 included a recovery of $922,000 from a legal settlement.  Merger-related costs for both the second quarter of 2019 and the first six months of 2019 totaled $540,000 for the recently announced proposed merger with Presidio.

•

The efficiency ratio for the scond quarter of 2019 was 54.76%, compared to 75.47% for the second quarter of 2018. The efficiency ratio for the six months ended June 30, 2019 was 54.12%, compared to 66.44% for the six months ended June 30, 2018. The efficiency ratio was higher in the second quarter and first six months of 2018 primarily due to costs related to the merger transactions with Tri-Valley and United American.

•

The income tax expense for the second quarter of 2019 was $4.6 million, compared to income tax benefit of ($31,000) for the second quarter of 2018.  The effective tax rate for the second quarter of 2019 was 28.9%, compared to (3.5%) for the second quarter of 2018. Income tax expense for the six months ended June 30, 2019 was $9.1 million, compared to $3.2 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was 28.0%, compared to 24.8% for the six months ended June 30, 2018.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, other investments and interest‑bearing deposits in other financial institutions and securities available‑for‑sale, at fair value, increased 18% to $659.2 million at June 30, 2019, from $559.7 million at June 30, 2018, and increased 6% from $623.6 million at December 31, 2018.

•	At June 30, 2019, securities held‑to‑maturity, at amortized cost, totaled $351.4 million, compared to $388.6 million at June 30, 2018, and $377.2 million at December 31, 2018.

•

Loans, excluding loans held-for-sale, decreased $78.9 million, or (4%), to $1.88 billion at June 30, 2019, compared to $1.96 billion at June 30, 2018, primarily due to a decline of $41.9 million in commercial loans (“C&I”), $31.5 million in land and construction loans, $6.1 million in purchased CRE loans,  $5.2 million in home equity loans, and $5.1 million in purchased residential mortgages, partially offset by an increase of $13.1 million in CRE loans. Loans, excluding loans held-for-sale, decreased $8.6 million to $1.88 billion at June 30, 2019, compared to $1.89 billion December 31, 2018.

•

Nonperforming assets (“NPAs”) were $17.0 million, or 0.55% of total assets, at June 30, 2019, compared to $26.5 million, or 0.85% of total assets, at June 30, 2018, and $14.9 million, or 0.48% of total assets, at December 31, 2018.  The increase in NPAs at June 30, 2019, compared to June 30, 2018, was primarily due to two lending relationships, which is discussed in more detail below under Credit Quality.

•

Classified assets were $31.2 million, or 1.00% of total assets, at June 30, 2019, compared to $32.3 million, or 1.03% of total assets, at June 30, 2018, and $23.4 million, 0.76% of total assets, at December 31, 2018.  There were no foreclosed assets at June 30, 2019, June 30, 2018, and December 31, 2018.

•	Net recoveries totaled $53,000 for the second quarter of 2019, compared to net charge-offs of $673,000 for the second quarter of 2018, and net recoveries of $280,000 for the fourth quarter of 2018.

•

The allowance for loan losses (“ALLL”) at June 30, 2019 was $26.6 million, or 1.42% of total loans, representing 156.49% of total nonperforming loans. The allowance for loan losses at June 30, 2018 was $26.7 million, or 1.36% of total loans, representing 100.45% of total nonperforming loans. The allowance for loan losses at December 31, 2018 was $27.8 million, or 1.48% of total loans, representing 187.06% of total nonperforming loans.

•

Total deposits decreased $61.1 million, or (2%), to $2.62 billion at June 30, 2019, compared to $2.68 billion at June 30, 2018. Total deposits deceased $15.1 million or (1%) from $2.64 billion at December 31, 2018.

•

Deposits, excluding all time deposits and CDARS deposits, decreased $48.1 million, or (2%), to $2.47 billion at June 30, 2019, compared to $2.51 billion at June 30, 2018.  Deposits, excluding all time deposits and CDARS deposits, at June 30, 2019 deceased $12.8 million, or (1%) compared to $2.48 billion at December 31, 2018.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short‑term borrowings) to total assets was 4.62% at June 30, 2019, compared to 4.41% at June 30, 2018 and 4.53% at December 31, 2018.

•	The loan to deposit ratio was 71.60% at June 30, 2019, compared to 72.91% at June 30, 2018, and 71.52% at December 31, 2018.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at June 30, 2019.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Risk-Based	15.9%	14.9%	10.0%	10.5%
Tier 1 Risk-Based	13.0%	13.7%	8.0%	8.5%
Common Equity Tier 1 Risk-based	13.0%	13.7%	6.5%	7.0%
Leverage	9.9%	10.5%	5.0%	4.0%

(1)	Fully phased in Basel III requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits decreased $61.1 million, or (2%), to $2.62 billion at June 30, 2019, compared to $2.68 billion at June 30, 2018. Total deposits deceased $15.1 million or (1%) from $2.64 billion at December 31, 2018.  Deposits, excluding all time deposits and CDARS deposits, decreased $48.1 million, or (2%), to $2.47 billion at June 30, 2019, compared to $2.51 billion at June 30, 2018.  Deposits, excluding all time deposits and CDARS deposits, at June 30, 2019 deceased $12.8 million, or (1%) compared to $2.48 billion at December 31, 2018.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At June 30, 2019, we had $276.0 million in cash and cash equivalents and approximately $708.4 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $701.0 million at fair value in unpledged securities available at June 30, 2019. Our loan to deposit ratio was 71.60% at June 30 2019, compared to 72.91% at June 30, 2018, and 71.52% at December 31, 2018.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, decreased $78.9 million, or (4%), to $1.88 billion at June 30, 2019, compared to $1.96 billion at June 30, 2018, primarily due to a decline of $41.9 million in C&I, $31.5 million in land and construction loans, $6.1 million in purchased CRE loans,  $5.2 million in home equity loans, and $5.1 million in purchased residential mortgages, partially offset by an increase of $13.1 million in CRE loans. Loans, excluding loans held-for-sale, decreased $8.6 million to $1.88 billion at June 30, 2019, compared to $1.89 billion December 31, 2018. The loan portfolio remains well-diversified with C&I loans accounting for 30% of the loan portfolio at June 30, 2019, which included $49.8 million of factored receivables. CRE loans accounted for 55% of the total loan portfolio, of which 38% were occupied by businesses that own them.  Land and construction loans accounted for 5% of total loans, consumer and home equity loans accounted for 7% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at June 30, 2019.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income before provision for loan losses increased 2% to $30.9 million for the second quarter of 2019, compared to $30.2 million for the second quarter of 2018, primarily due to the positive impact of rising interest rates. For the first six months of 2019, net interest income increased 10% to $62.0 million, compared to $56.5 million for the first six months of 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, and the positive impact of rising interest rates.

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

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments, which is the final guidance on the new current expected credit loss (“CECL”) model.  The new guidance will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates.  While early application is permitted for fiscal years beginning after December 15, 2018, the Company plans to adopt this standard on January 1, 2020. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. The Company has completed the data validation and is currently parallel processing during the third and fourth quarters of 2019 our existing allowance for loan loss model with CECL prior to implementation. The Company is focused on completing model validation, refining assumptions and continued review of the models. The Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures.  The magnitude of the change in the Company’s allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time. Further discussion of the adoption of CECL appears in Note 1 – Basis of Presentation – Newly Issued, but not yet Effective Accounting Standards in the financial statements in this Form 10-Q.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the second quarter of 2019 was $18.4 million, compared to $24.9 million for the second quarter of 2018. Noninterest expense for the six months ended June 30, 2019 was $36.4 million, compared to $40.9 million for the six months ended June 30, 2018. The decrease in noninterest expense during the second quarter and the first six months of 2019, was primarily due to costs related to the merger transactions with Tri-Valley and United American during the second quarter and first six months of 2018, partially offset by higher professional fees as a result of a credit to professional fees for recaptured legal fees paid for by the Company during the second quarter of 2018, and merger related costs for both the second quarter and the first six months of 2019 for the recently announced proposed merger with Presidio.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,835,474	$27,251	5.96%	$1,838,411	$26,355	5.75%
Securities — taxable	707,710	4,136	2.34%	668,243	3,767	2.26%
Securities — exempt from Federal tax (3)	85,329	692	3.25%	88,102	708	3.22%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	216,164	1,556	2.89%	232,030	1,298	2.24%
Total interest earning assets	2,844,677	33,635	4.74%	2,826,786	32,128	4.56%
Cash and due from banks	37,051			38,949
Premises and equipment, net	7,050			7,368
Goodwill and other intangible assets	94,947			85,231
Other assets	86,318			88,232
Total assets	$3,070,043			$3,046,566
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,001,914			$991,902

Demand, interest-bearing	686,872	612	0.36%	662,303	465	0.28%
Savings and money market	744,475	1,034	0.56%	793,846	619	0.31%
Time deposits — under $100	19,267	22	0.46%	22,650	23	0.41%
Time deposits — $100 and over	126,303	326	1.04%	136,048	129	0.38%
CDARS — interest-bearing demand, money
market and time deposits	12,102	1	0.03%	15,831	3	0.08%
Total interest-bearing deposits	1,589,019	1,995	0.50%	1,630,678	1,239	0.30%
Total deposits	2,590,933	1,995	0.31%	2,622,580	1,239	0.19%

Subordinated debt, net of issuance costs	39,431	577	5.87%	39,245	577	5.90%
Short-term borrowings	104	1	3.86%	110	—	0.00%
Total interest-bearing liabilities	1,628,554	2,573	0.63%	1,670,033	1,816	0.44%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,630,468	2,573	0.39%	2,661,935	1,816	0.27%
Other liabilities	58,970			53,421
Total liabilities	2,689,438			2,715,356
Shareholders’ equity	380,605			331,210
Total liabilities and shareholders’ equity	$3,070,043			$3,046,566

Net interest income / margin		31,062	4.38%		30,312	4.30%
Less tax equivalent adjustment		(146)			(148)
Net interest income		$30,916			$30,164

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $210,000 for the second quarter of 2019, compared to $32,000 for the second quarter of 2018.

(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21%.

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$1,836,277	54,058	5.94%	$1,704,246	$48,639	5.76%
Securities — taxable	724,406	8,645	2.41%	681,549	7,629	2.26%
Securities — exempt from Federal tax	85,634	1,386	3.26%	88,285	1,418	3.24%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	218,704	3,141	2.90%	239,420	2,469	2.08%
Total interest earning assets	2,865,021	67,230	4.73%	2,713,500	60,155	4.47%
Cash and due from banks	37,129			36,460
Premises and equipment, net	7,070			7,336
Goodwill and other intangible assets	95,249			68,293
Other assets	85,235			82,621
Total assets	$3,089,704			$2,908,210
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,012,967			$969,002

Demand, interest-bearing	694,246	1,230	0.36%	635,562	768	0.24%
Savings and money market	747,815	1,941	0.52%	741,841	1,062	0.29%
Time deposits — under $100	19,820	44	0.45%	19,983	35	0.35%
Time deposits — $100 and over	126,436	613	0.98%	131,525	327	0.50%
CDARS — interest-bearing demand, money
market and time deposits	12,709	3	0.05%	16,144	5	0.06%
Total interest-bearing deposits	1,601,026	3,831	0.48%	1,545,055	2,197	0.29%
Total deposits	2,613,993	3,831	0.30%	2,514,057	2,197	0.18%

Subordinated debt, net of issuance costs	39,408	1,148	5.87%	39,215	1,148	5.90%
Short-term borrowings	105	1	1.92%	74	—	0.00%
Total interest-bearing liabilities	1,640,539	4,980	0.61%	1,584,344	3,345	0.43%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,653,506	4,980	0.38% %	2,553,346	3,345	0.26%
Other liabilities	60,447			53,921
Total liabilities	2,713,953			2,607,267
Shareholders’ equity	375,751			300,943
Total liabilities and shareholders’ equity	$3,089,704			$2,908,210

Net interest income / margin		62,250	4.38%		56,810	4.22%
Less tax equivalent adjustment		(292)			(298)
Net interest income		$61,958			$56,512

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $301,000 for the six months ended June 30, 2019, compared to $249,000 for the six months of 2018.

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

	Three Months Ended June 30,
	2019 vs. 2018
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(66)	$962	$896
Securities — taxable	237	132	369
Securities — exempt from Federal tax (1)	(22)	6	(16)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(116)	374	258
Total interest income on interest-earning assets	33	1,474	1,507

Expense from the interest-bearing liabilities:
Demand, interest-bearing	18	129	147
Savings and money market	(80)	495	415
Time deposits — under $100	(4)	3	(1)
Time deposits — $100 and over	(27)	224	197
Time deposits — brokered	—	—	—
CDARS — interest-bearing demand, money market
and time deposits	—	(2)	(2)
Subordinated debt, net of issuance costs	3	(3)	—
Short-term borrowings	—	1	1
Total interest expense on interest-bearing liabilities	(90)	847	757
Net interest income	$123	$627	750
Less tax equivalent adjustment			2
Net interest income			$752

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21%.

	Six Months Ended June 30,
	2019 vs. 2018
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$3,858	$1,561	$5,419
Securities — taxable	500	516	1,016
Securities — exempt from Federal tax (1)	(41)	9	(32)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(302)	974	672
Total interest income on interest-earning assets	4,015	3,060	7,075

Expense from the interest-bearing liabilities:
Demand, interest-bearing	95	367	462
Savings and money market	28	851	879
Time deposits — under $100	(1)	10	9
Time deposits — $100 and over	(26)	312	286
CDARS — interest-bearing demand, money market
and time deposits	(1)	(1)	(2)
Subordinated debt, net of issuance costs	6	(6)	—
Short-term borrowings	—	1	1
Total interest expense on interest-bearing liabilities	101	1,534	1,635
Net interest income	$3,914	$1,526	5,440
Less tax equivalent adjustment			6
Net interest income			$5,446

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21%.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, increased 8 basis points to 4.38% for the second quarter of 2019, from 4.30% for the second quarter of 2018, primarily due to the impact of increases in the prime rate and the rate on investment securities and overnight funds, and a higher average balance of investment securities, partially offset by a decrease in the average balance of Bay View Funding’s factored receivables, and a decline in the accretion of the loan purchase discount into loan interest income from the Company’s acquisitions.

For the first six months of 2019, the net interest margin increased 16 basis points to 4.38%, compared to 4.22% for the first six months of 2018, primarily due to a higher average balance of loans and securities, the impact of increases in the yields on loans, investment securities, and overnight funds, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, partially offset by an increase in the cost of deposits.

The average yield on the loan portfolio increased to 5.96% for the second quarter of 2019, compared to 5.75% for the second quarter of 2018, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into loan interest income from the acquisitions. The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 34 basis points for the second quarter of 2019, compared to the second quarter of 2018.

The yield on the loan portfolio increased to 5.94% for the first six months of 2019, compared to 5.76% for the first six months of 2018, primarily due to increases in the prime rate, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions. The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 26 basis points for the first six months of 2019 compared to the first six months of 2018.

The cost of total deposits increased to 0.31% for the second quarter of 2019, compared to 0.19% for the second quarter of 2018. The cost of total deposits was 0.30% for the six months of 2019, compared to 0.18% for the first six months of 2018.

Net interest income, before the provision for loan losses, increased 2% to $30.9 million for the second quarter of 2019, compared to $30.2 million for the second quarter of 2018, primarily due to the positive impact of rising interest rates. Net interest income increased 10% to $62.0 million for the six months ended June 30, 2019, compared to $56.5 million for the six months ended June 30, 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, and the positive impact of rising interest rates.

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

There was a $740,000 credit to the provision for loan losses for the second quarter of 2019, compared to a $7.2 millon provision for loan losses for the second quarter of 2018. For the six months ended June 30, 2019, there was a $1.8 million credit to the provision for loan losses compared to a $7.7 million provision for loan losses for the six months ended June 30, 2018. The higher provision for loan losses for the second quarter of 2018 and first six months of 2018 included a $6.1 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

The allowance for loan losses totaled $26.6 million, or 1.42% of total loans at June 30, 2019, compared to $26.7 million, or 1.36% of total loans at June 30, 2018, and $27.8 million, or 1.48% of total loans at December 31, 2018.  The allowance for loan losses to total nonperforming loans was 156.49% at June 30, 2019, compared to 100.45% at June 30, 2018, and 187.06% at December 31, 2018.  Net recoveries totaled $53,000 for the second quarter of 2019, compared to net charge-offs of $673,000 for the second quarter of 2018, and net recoveries of $280,000 for the fourth quarter of 2018.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase
	Three Months Ended		(decrease)
	June 30,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,177	$972	$205	21%
Gain on sales of securities	548	179	369	206%
Increase in cash surrender value of life insurance	333	237	96	41%
Servicing income	150	189	(39)	(21)%
Gain on sales of SBA loans	36	80	(44)	(55)%
Other	521	1,123	(602)	(54)%
Total	$2,765	$2,780	$(15)	(1)%

			Increase
	Six Months Ended		(decrease)
	June 30,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,338	$1,874	$464	25%
Gain on sales of securities	548	266	282	106%
Increase in cash surrender value of life insurance	663	600	63	11%
Servicing income	341	370	(29)	(8)%
Gain on sales of SBA loans	175	315	(140)	(44)%
Other	1,168	1,550	(382)	(25)%
Total	$5,233	$4,975	$258	5%

Total noninterest income remained relatively flat at $2.8 million for the second quarter of 2019, compared to the second quarter of 2018.  Noninterest income for the second quarter of 2018 included proceeds from a legal settlement, which was offset by higher service charges and fees on deposit accounts, and a higher gain on sale of securities for the second quarter of 2019.  For the six months ended June 30, 2019, noninterest income increased to $5.2 million, compared to $5.0 million for the six months ended June 30, 2018. The increase in noninterest income for the first six months of 2019, was primarily due to higher service charges and fees on deposit accounts, and a higher gain on sales of securities for the first six months of 2019, partially offset by lower gain on sales of SBA loans for the first six months of 2019, and proceeds from a legal settlement in the first six months of 2018.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the second quarter ended June 30, 2019, SBA loan sales resulted in a $36,000 gain, compared to a $80,000 gain on sales of SBA loans for the second quater ended June 30, 2018. For the six months ended June 30, 2019, SBA loan sales resulted in a $175,000 gain, compared to a $315,000 gain on sale of SBA loans for the six months ended June 30, 2018.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,698	$11,103	$(405)	(4)%
Occupancy and equipment	1,578	1,262	316	25%
Professional fees	753	633	120	19%
Data processing	732	622	110	18%
Software subscriptions	556	599	(43)	(7)%
Amortization of intangible assets	554	464	90	19%
Merger-related costs (1)	540	8,214	(7,674)	(93)%
Insurance expense	439	399	40	10%
Recovery of legal fees (2)	—	(922)	922	(100)%
Other	2,595	2,488	107	4%
Total	$18,445	$24,862	$(6,417)	(26)%

(1)

Severance and retention expense of $3.4 milllion for the second quarter of 2018 is included in salaries and employee benefits in the Consolidated Statements of Income. Other acquisition and integration costs of $540,000 and $4.8 million for the second quarter of 2019 and the second quarter of 2018, respectively, is included in other noninterest expense in the Consolidated Statements of Income.

(2)	Included in professional fees in the the Consolidated Statements of Income

			Increase
	Six Months Ended		(Decrease)
	June 30,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$21,468	$20,570	$898	4%
Occupancy and equipment	3,084	2,368	716	30%
Professional fees	1,571	1,317	254	19%
Data processing	1,411	976	435	45%
Software subscriptions	1,145	1,192	(47)	(4)%
Amortization of intangible assets	1,107	705	402	57%
Merger-related costs (1)	540	8,829	(8,289)	(94)%
Insurance expense	875	806	69	9%
Recovery of legal fees (2)	—	(922)	922	(100)%
Other	5,162	5,011	151	3%
Total	$36,363	$40,852	$(4,489)	(11)%

Noninterest Expense by Category

	Three Months Ended June 30,
		Percent of		Percent of
	2019	Total	2018	Total
	(Dollars in thousands)
Salaries and employee benefits	$10,698	58%	$11,103	45%
Occupancy and equipment	1,578	9%	1,262	5%
Professional fees	753	4%	633	3%
Data processing	732	4%	622	2%
Software subscriptions	556	3%	599	2%
Amortization of intangible assets	554	3%	464	2%
Merger-related costs (1)	540	3%	8,214	33%
Insurance expense	439	2%	399	2%
Recovery of legal fees (2)	—	0%	(922)	(4)%
Other	2,595	14%	2,488	10%
Total	$18,445	100%	$24,862	100%

(1)

Severance and retention expense of $3.4 milllion for both the second quarter and first six months of 2018 is included in salaries and employee benefits in the Consolidated Statements of Income. Other acquisition and integration costs of $540,000 and $4.8 million for the second quarter of 2019 and the second quarter of 2018, respectively, is included in other noninterest expense in the Consolidated Statements of Income.  Other acquisition and integration costs of $540,000 and $5.4 million for the first six months of 2019 and the first six months 2018, respectively, is included in other noninterest expense in the Consolidated Statements of Income.

(2)	Included in professional fees in the the Consolidated Statements of Income

	Six Months Ended June 30,
	2019		2018
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits	$21,468	59%	$20,570	50%
Occupancy and equipment	3,084	9%	2,368	6%
Professional fees	1,571	4%	1,317	3%
Data processing	1,411	4%	976	2%
Software subscriptions	1,145	3%	1,192	3%
Amortization of intangible assets	1,107	3%	705	2%
Merger-related costs (1)	540	2%	8,829	22%
Insurance expense	875	2%	806	2%
Recovery of legal fees (2)	—	—%	(922)	(2)%
Other	5,162	14%	5,011	12%
Total	$36,363	100%	$40,852	100%

(1)

Severance and retention expense of $3.4 milllion for both the second quarter and first six months of 2018 is included in salaries and employee benefits in the Consolidated Statements of Income. Other acquisition and integration costs of $540,000 and $4.8 million for the second quarter of 2019 and the second quarter of 2018, respectively, is included in other noninterest expense in the Consolidated Statements of Income.  Other acquisition and integration costs of $540,000 and $5.4 million for the first six months of 2019 and the first six months 2018, respectively, is included in other noninterest expense in the Consolidated Statements of Income.

(2)	Included in professional fees in the the Consolidated Statements of Income

Total noninterest expense for the second quarter of 2019 decreased to $18.4 million, compared to $24.9 million for the second quarter of 2018.  Noninterest expense for the six months ended June 30, 2019 decreased to $36.4 million, compared to $40.9 million for the six months ended June 30, 2018. The decrease in noninterest expense in the second quarter of 2019 and the first six months of 2019, compared to the respective periods in 2018, was primarily due to costs related to the merger transactions with Tri-Valley and United American, partially offset by higher data processing fees, amortization costs, and merger related costs for the recently announced proposed merger with Presidio.

Noninterest expense included pre-tax acquisition and integration costs of $8.2 million and $8.8 million for the second quarter of 2018 and first six months of 2018, respectively, related to the Tri-Valley and United American acquisitions. Professional fees for the second quarter of 2018 and first six months of 2018 included a recovery of $922,000 from a legal settlement.  Merger-related costs for both the second quarter of 2019 and the first six months of 2019 totaled $540,000 for the recently announced proposed merger with Presidio. Full time equivalent employees were 309, 303, and 302 at June 30, 2019, June 30, 2018, and December 31, 2018, respectively.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	June 30,		June 30,
	2019	2018	2019	2018
Effective income tax rate	28.9%	(3.5)%	28.0%	24.8%

The Company’s income tax expense for the second quarter of 2019 was $4.6 million, compared to income tax benefit of ($31,000) for the second quarter of 2018.  Income tax expense for the six months ended June 30, 2019 was $9.1 million, compared to $3.2 million for the six months ended June 30, 2018. A year-to-date tax adjustment due to lower pre-

tax income for the second quarter of 2018, compared to the first quarter of 2018, resulted in a year-to-date tax adjustment resulting in an income tax benefit of ($31,000) and the effective tax rate of (3.5)% for the second quarter of 2018.

Some items of income and expense are recognized in one year for tax purposes, and another when applying generally accepted accounting principles, which leads to timing differences between the Company’s actual tax liability, and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense or benefit, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.

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

The Company had net deferred tax assets of $22.8 million at June 30, 2019, $27.9 million at June 30, 2018,  and $27.1 million at December 31, 2018. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2019, June 30, 2018, and December 31, 2018 will be fully realized in future years.

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

	Three Months Ended June 30, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,521	$2,968	$33,489
Intersegment interest allocations	292	(292)	—
Total interest expense	2,573	—	2,573
Net interest income	28,240	2,676	30,916
Provision (credit) for loan losses	(744)	4	(740)
Net interest income after provision	28,984	2,672	31,656
Noninterest income	2,641	124	2,765
Noninterest expense	16,784	1,661	18,445
Intersegment expense allocations	132	(132)	—
Income before income taxes	14,973	1,003	15,976
Income tax expense	4,327	296	4,623
Net income	$10,646	$707	$11,353

Total assets	$3,045,378	$62,653	$3,108,031
Loans, net of deferred fees	$1,827,936	$49,831	$1,877,767
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $540,000 for the second quarter of 2019

	Three Months Ended June 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$28,625	$3,355	$31,980
Intersegment interest allocations	376	(376)	—
Total interest expense	1,816	—	1,816
Net interest income	27,185	2,979	30,164
Provision for loan losses	7,141	57	7,198
Net interest income after provision	20,044	2,922	22,966
Noninterest income	2,531	249	2,780
Noninterest expense (2)	23,301	1,561	24,862
Intersegment expense allocations	227	(227)	—
Income before income taxes	(499)	1,383	884
Income tax expense	(440)	409	(31)
Net income	$(59)	$974	$915

Total assets	$3,044,221	$78,986	$3,123,207
Loans, net of deferred fees	$1,893,147	$63,486	$1,956,633
Goodwill	$71,373	$13,044	$84,417

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $8,214,000 for the second quarter of 2018

	Six Months Ended June 30, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$61,017	$5,921	$66,938
Intersegment interest allocations	606	(606)	—
Total interest expense	4,980	—	4,980
Net interest income	56,643	5,315	61,958
Provision for loan losses	(1,636)	(165)	(1,801)
Net interest income after provision	58,279	5,480	63,759
Noninterest income	4,873	360	5,233
Noninterest expense	32,985	3,378	36,363
Intersegment expense allocations	253	(253)	—
Income before income taxes	30,420	2,209	32,629
Income tax expense	8,477	653	9,130
Net income	$21,943	$1,556	$23,499

Total assets	$3,045,378	$62,653	$3,108,031
Loans, net of deferred fees	$1,827,936	$49,831	$1,877,767
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $540,000 for the first six months of 2019

	Six Months Ended June 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$53,356	$6,501	$59,857
Intersegment interest allocations	703	(703)	—
Total interest expense	3,345	—	3,345
Net interest income	50,714	5,798	56,512
Provision for loan losses	7,629	75	7,704
Net interest income after provision	43,085	5,723	48,808
Noninterest income	4,617	358	4,975
Noninterest expense (2)	37,768	3,084	40,852
Intersegment expense allocations	402	(402)	—
Income before income taxes	10,336	2,595	12,931
Income tax expense	2,440	767	3,207
Net income	$7,896	$1,828	$9,724

Total assets	$3,044,221	$78,986	$3,123,207
Loans, net of deferred fees	$1,893,147	$63,486	$1,956,633
Goodwill	$71,373	$13,044	$84,417

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $8,829,000 for the first six months of 2018

Banking.  Our banking segment’s net income was $10.6 million for the three months ended June 30, 2019, compared to net loss of ($59,000) for the three months ended June 30, 2018. Our banking segment’s net income was $21.9 million for the six months ended June 30, 2019, compared to $7.9 million for the six months ended June 30, 2018.

The banking segment’s earnings for the second quarter of 2018 and for the first six months of 2018, were negatively impacted by merger-related costs of $8.2 million and $8.8 million, respectively, associated with the acquisitions of Tri-Valley Bank and United American Bank, as well as a $6.1 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. These higher costs for the respective periods in 2018 were partially offset by a $1.3 million legal settlement recovery during the second quarter of 2018, and $540,000 of merger-related cost for the recently announced proposed merger with Presidio for both the second quarter and first six months of 2019.  The increase in net interest income for the three and six months ended June 30, 2019, compared to the comparable periods in 2018, was primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions and the positive impact of rising interest rates. The decrease in the provision for loan losses for the second quarter of 2019 and first six months of 2019, compared to the comparable periods in 2018 was primarily due to the $6.1 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. Noninterest income for the second quarter of 2018 included proceeds from a legal settlement, which was offset by higher service charges and fees on deposit accounts, and a higher gain on sale of securities for the second quarter of 2019.  The increase in noninterest income for the first six months of 2019, was primarily due to higher service charges and fees on deposit accounts, and a higher gain on sales of securities for the first six months of 2019, partially offset by lower gain on sales of SBA loans for the first six months of 2019, and proceeds from a legal settlement in the first six months of 2018.  The decrease in noninterest expense for the three months and six months ended June 30, 2019, was primarily due to merger-related costs for Tri-Valley Bank and United American Bank acquisitions for the second quarter and first six months of 2018. These costs were partially offset by a legal settlement recovery during the second quarter of 2018, and merger-related costs for the recently announced proposed merger with Presidio for the second quarter and first six months of 2019.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 37 days for the six months ended June 30, 2019, compared to 34 days for the six months ended June 30, 2018. The increase in the average life of factored receivables was primarily due to more customers with selling terms greater than 30 days during the first six months 2019, compared to the first six months of 2018. Net interest income for the three months ended June 30, 2019, decreased to $2.7 million, compared to $3.0 million for the three months ended June 30, 2018, primarily due to a decrease in the average balance of factored receivables outstanding. For the six months ended June 30, 2019, net interest income decreased to $5.3 million compared to $5.8 milion for the six months ended June 30, 2018, primarily due to a decrease in the average yield on the factored receivables portfolio, and a decrease in the average balance of factored receivables outstanding.

FINANCIAL CONDITION

At June 30, 2019, total assets remained relatively flat at $3.11 billion, compared to $3.12 billion at June 30, 2018 and $3.10 billion at December 31, 2018.

Securities available‑for‑sale, at fair value, were $383.1 million at June 30, 2019, an increase of 14% from $335.9 million at June 30, 2018, and a decrease of (17%) from $459.0 million at December 31, 2018. Securities held‑to‑maturity, at amortized cost, were $351.4 million at June 30, 2019, a decrease of (10%) from $388.6 million at June 30, 2018, and a decrease of (7%) from $377.2 million at December 31, 2018. Total loans, excluding loans held‑for‑sale, decreased $78.9 million, or (4%), to $1.88 billion at June 30, 2019, compared to $1.96 billion at June 30, 2018, primarily due to a decline of $41.9 million C&I, $31.5 million in land and construction loans, $6.1 million in purchased CRE loans,  $5.2 million in home equity loans, and $5.1 million in purchased residential mortgages, partially offset by an increase of $13.1 million in CRE loans. Loans, excluding loans held-for-sale, remained relatively flat compared to $1.89 billion at December 31, 2018.

Total deposits decreased $61.1 million, or (2%), to $2.62 billion at June 30, 2019, compared to $2.68 billion at June 30, 2018 and decreased $15.1 million or (1%) from $2.64 billion at December 31, 2018.  Deposits, excluding all time deposits and CDARS deposits, decreased $48.1 million, or (2%), to $2.47 billion at June 30, 2019, compared to $2.51 billion at June 30, 2018.  Deposits, excluding all time deposits and CDARS deposits, at June 30, 2019 decreased $12.8 million, or (1%) from $2.48 billion at December 31, 2018.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$242,647	$328,505	$302,854
U.S. Treasury	140,509	—	148,753
U.S. Government sponsored entities	—	7,418	7,436
Total	$383,156	$335,923	$459,043
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$267,514	$300,690	$291,241
Municipals — exempt from Federal tax	83,885	87,913	85,957
	$351,399	$388,603	$377,198

The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2019:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	N/A	$220,973	2.22%	$21,674	2.42%	$—	N/A	$242,647	2.24%
U.S. Treasury	14,956	2.77%	125,553	2.82%	—	N/A	—	N/A	140,509	2.82%
Total	$14,956	2.77%	$346,526	2.44%	$21,674	2.42%	$—	N/A	$383,156	2.45%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	N/A	$231,069	2.17%	$7,030	2.64%	$29,415	3.16%	$267,514	2.29%
Municipals — exempt from Federal tax (1)	16,164	3.27%	59,710	3.22%	3,011	3.39%	5,000	3.10%	83,885	3.23%
Total	$16,164	3.27%	$290,779	2.38%	$10,041	2.86%	$34,415	3.15%	$351,399	2.51%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The investment securities available‑for‑sale portfolio, at fair value, totaled $383.1 million at June 30, 2019, an increase of 14% from $335.9 million at June 30, 2018, and a decrease of (17%) from $459.0 million at December 31, 2018. At June 30, 2019, the Company’s securities available-for-sale portfolio was comprised of $242.6 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), and $140.5 million of U.S. Treasury. The pre-tax unrealized gain on securities available-for-sale at June 30, 2019 was $915,000, compared to a pre-tax unrealized loss on securities available-for-sale of ($10.8) million at June 30, 2018, and a pre-tax unrealized loss on securities available-for-sale of ($7.7) million at December 31, 2018.  All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio.

During the second quarter of 2019, the Company sold $59.3 million of securities available-for-sale for a net gain of $548,000.  The securities sold consisted of $41.9 million of agency mortgage-backed securities, $10.0 million of U.S. Treasury, and $7.4 million of U.S. Government sponsored entities debt securities.

At June 30, 2019, investment securities held‑to‑maturity, at amortized cost, totaled $351.4 million, a decrease of (10%) from $388.6 million at June 30, 2018, and a decrease of (7%) from $377.2 million at December 31, 2018. At June 30, 2019, the Company’s securities held-to-maturity portfolio was comprised of $267.5 million of agency mortgage-backed securities, and $83.9 million of tax-exempt municipal bonds.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 60% of total assets at June 30, 2019, represented 63% at June 30, 2018, and represented 61% at December 31, 2018. The ratio of loans to deposits was 71.60% at June 30, 2019, compared to 72.91% at June 30, 2018, and 71.52% at December 31, 2018.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2019		June 30, 2018		December 31, 2018
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$567,529	30%	$609,468	31%	$597,763	32%
Real estate:
CRE	1,037,885	55%	1,030,884	53%	994,067	52%
Land and construction	97,297	5%	128,891	6%	122,358	6%
Home equity	116,057	6%	121,278	6%	109,112	6%
Residential mortgages	48,944	3%	54,367	3%	50,979	3%
Consumer	10,279	1%	12,060	1%	12,453	1%
Total Loans	1,877,991	100%	1,956,948	100%	1,886,732	100%
Deferred loan fees, net	(224)	—	(315)	—	(327)	—
Loans, net of deferred fees	1,877,767	100%	1,956,633	100%	1,886,405	100%
Allowance for loan losses	(26,631)		(26,664)		(27,848)
Loans, net	$1,851,136		$1,929,969		$1,858,557

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 69% of its gross loans were secured by real property at June 30, 2019, compared to 68% at June 30, 2018 and 67% at December 31, 2018. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

The Company has established concentration limits in its loan portfolio for commercial real estate loans, commercial loans, construction loans and unsecured lending, among others. All loan types are within established limits. The Company uses underwriting guidelines to assess the borrower’s historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower’s deteriorating financial condition should that occur.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the second quarter and six months ended June 30, 2019, loans were sold resulting in a gain on sales of SBA loans of $36,000, and $175,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 37 days for the first six months of 2019, compared to 34 days for the first six months of 2018. The increase in the average life of factored receivables was primarily due to more customers with selling terms greater than 30 days during the first six months 2019, compared to the first six months of 2018. The balance of the purchased receivables was $49.8 million at June 30, 2019, compared to $63.5 million at June 30, 2018 and $53.6 million at December 31, 2018.

The commercial loan portfolio decreased $41.9 million, or (7%), to $567.5 million at June 30, 2019 from $609.5 million at June 30, 2018 and decreased $30.2 million, or (5%), from $597.8 million at December 31, 2018.  C&I line usage was 40% at June 30, 2019, compared to 37% at June 30, 2018 and 36% at December 31, 2018.

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

The CRE loan portfolio increased $7.0 million, or 1%, to $1.04 billion at June 30, 2019, compared to $1.03 billion at June 30, 2018, and increased $43.8 million, or 4%, from $994.1 million at December 31, 2018.  At June 30, 2019, there was 38% of the CRE loan portfolio secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased $31.6 million, or (25%), to $97.3 million at June 30, 2019, compared to $128.9 million at June 30, 2018, and decreased $25.1 million, or (20%), from $122.4 million at December 31, 2018.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased $5.2 million, or (4%), to $116.1 million at June 30, 2019, compared to $121.3 million at June 30, 2018, and increased $7.0 million, or 6%, from $109.1 million at December 31, 2018.

Residential mortgage loans decreased $5.4 million, or (10%), to $48.9 million at June 30, 2019, compared to $54.4 million at June 30, 2018, and decreased $2.1 milion, or (4%) from $51.0 million at December 31, 2018.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $64.8 million and $108.1 million at June 30, 2019, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of June 30, 2019. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2019, approximately 50% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$447,646	99,281	20,602	$567,529
Real estate:
CRE	146,084	461,088	430,713	1,037,885
Land and construction	95,492	1,805	—	97,297
Home equity	108,408	3,154	4,495	116,057
Residential mortgages	439	10,231	38,274	48,944
Consumer	10,151	125	3	10,279
Loans	$808,220	$575,684	$494,087	$1,877,991

Loans with variable interest rates	$720,654	146,111	65,767	$932,532
Loans with fixed interest rates	87,566	429,573	428,320	945,459
Loans	$808,220	$575,684	$494,087	$1,877,991

Loan Servicing

As of June 30, 2019 and 2018, $94.0 million and $118.8 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning of period balance	$807	$1,224	$871	$1,373
Additions	9	20	40	76
Amortization	(139)	(179)	(234)	(384)
End of period balance	$677	$1,065	$677	$1,065

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2019 and 2018, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning of period balance	$571	$945	$568	$968
Unrealized holding gain (loss)	1	(26)	4	(49)
End of period balance	$572	$919	$572	$919

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $21.5 million and $8.9 million at June 30, 2019 and December 31, 2018, respectively, of which $15.0 million and $430,000 were on nonaccrual, respectively. At June 30, 2019, there were also $694,000 loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2018, there were also $13.3 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$15,695	$26,034	$13,699
Restructured and loans 90 days past due and
still accruing	1,323	511	1,188
Total nonperforming loans	17,018	26,545	14,887
Foreclosed assets	—	—	—
Total nonperforming assets	$17,018	$26,545	$14,887

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.91%	1.36%	0.79%
Nonperforming assets as a percentage of total assets	0.55%	0.85%	0.48%

Nonperforming assets were $17.0 million, or 0.55% of total assets, at June 30, 2019, compared to $26.5 million, or 0.85% of total assets, at June 30, 2018, and $14.9 million, or 0.48% of total assets, at December 31, 2018.

A large lending relationship was placed on nonaccrual during the second quarter of 2018.  At June 30, 2019, the recorded investment of this lending relationship was $10.8 million, and the Company had a $5.9 million specific loan loss allocated for this lending relationship, compared to a recorded investment of $12.0 million, and a $6.7 million specific loan loss reserve allocated for this lending relationship at December 31, 2018.

The following table presents nonperforming loans by class at the dates indicated:

	June 30, 2019			December 31, 2018
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$7,096	$1,099	$8,195	$8,279	$963	$9,242
Real estate:
CRE	8,442	—	8,442	5,094	—	5,094
Home equity	157	224	381	326	225	551
Total	$15,695	$1,323	$17,018	$13,699	$1,188	$14,887

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

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	June 30, 2019			June 30, 2018			December 31, 2018
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$553,618	$13,911	$567,529	$583,809	$25,659	$609,468	$584,845	$12,918	$597,763
Real estate:
CRE	1,024,822	13,063	1,037,885	1,024,855	6,029	1,030,884	985,193	8,874	994,067
Land and construction	94,810	2,487	97,297	128,891	—	128,891	122,358	—	122,358
Home equity	114,342	1,715	116,057	120,702	576	121,278	107,495	1,617	109,112
Residential mortgages	48,944	—	48,944	54,367	—	54,367	50,979	—	50,979
Consumer	10,279	—	10,279	12,060	—	12,060	12,453	—	12,453
Total	$1,846,815	$31,176	$1,877,991	$1,924,684	$32,264	$1,956,948	$1,863,323	$23,409	$1,886,732

Classified loans were $31.2 million, or 1.00% of total assets, at June 30, 2019, compared to $32.3 million, or 1.03%of total assets, at June 30, 2018 and $23.4 million, or 0.76% of total assests at December 31, 2018. The increase in classified assets at June 30, 2019, compared to December 31, 2018, was primarily due to a commercial loan customer with a majority of loans being for CRE that were moved to classified assets, but still accruing interest, during the second quarter of 2019.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Six Months Ended June 30, 2019
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2019	$613	$36	$649
Additions	11	17	28
Principal repayments	(73)	(36)	(109)
Balance at June 30, 2019	$551	$17	$568

	Six Months Ended June 30, 2018
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2018	$309	$16	$325
Additions	350	99	449
Principal repayments	(8)	(16)	(24)
Balance at June 30, 2018	$651	$99	$750

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended June 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$15,557	$11,671	$90	$27,318
Charge-offs	(76)	—	—	(76)
Recoveries	87	42	—	129
Net recoveries	11	42	—	53
Provision (credit) for loan losses	(334)	(406)	—	(740)
End of period balance	$15,234	$11,307	$90	$26,631

(1)   Average loans and total loans exclude loans held‑for‑sale.

	Three Months Ended June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$11,165	$8,858	$116	$20,139
Charge-offs	(870)	—	—	(870)
Recoveries	175	22	—	197
Net (charge-offs) recoveries	(695)	22	—	(673)
Provision for loan losses	7,052	140	6	7,198
End of period balance	$17,522	$9,020	$122	$26,664

	Six Months Ended June 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(302)	—	—	(302)
Recoveries	802	84	—	886
Net recoveries	500	84	—	584
Provision (credit) for loan losses	(2,327)	552	(26)	(1,801)
End of period balance	$15,234	$11,307	$90	$26,631

	Six Months Ended June 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(1,115)	—	—	(1,115)
Recoveries	332	85	—	417
Net (charge-offs) recoveries	(783)	85	—	(698)
Provision (credit) for loan losses	7,697	(15)	22	7,704
End of period balance	$17,522	$9,020	$122	$26,664

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

Allocation of Allowance for Loan Losses

	June 30,
	2019		2018		December 31, 2018
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$15,234	30%	$17,522	31%	$17,061	32%
Real estate:
CRE	7,642	55%	5,826	53%	6,737	52%
Land and construction	1,725	5%	1,743	6%	2,008	6%
Home equity	1,697	6%	1,271	6%	1,609	6%
Residential mortgages	243	3%	180	3%	317	3%
Consumer	90	1%	122	1%	116	1%
Total	$26,631	100%	$26,664	100%	$27,848	100%

The allowance for loan losses totaled $26.6 million, or 1.42% of total loans at June 30, 2019, compared to $26.7 million, or 1.36% of total loans at June 30, 2018, and $27.8 million, or 1.48% of total loans at December 31, 2018. The allowance for loan losses was 156.49% of nonperforming loans at June 30, 2019, compared to 100.45% of nonperforming loans at June 30, 2018, and 187.06% of nonperforming loans at December 31, 2018. The Company had net recoveries of $53,000, or (0.01%) of average loans, for the second quarter of 2019, compared to net charge-offs of $673,000, or 0.15% of average loans, for the second quarter of 2018, and net recoveries of $280,000, or (0.06%) of average loans, for the fourth quarter of 2018.

The allowance for loan losses related to the commercial portfolio decreased $1.8 million, at June 30, 2019 from December 31, 2018, largely due to the reduction of a specific loan loss reserve allocated for a single large lending relationship that was placed on nonaccrual during the second quarter of 2018. The allowance for loan losses related to the real estate portfolio increased $636,000 at June 30, 2019 from December 31, 2018, primarily due to an increase in CRE loans.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations.  The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $7.4 million on its consolidated statement of financial condition at June 30, 2019, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $83.7 million at both June 30, 2019 and December 31, 2018, which consisted of $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, and $24.3 million related to the United American acquisition.

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

Other intangible assets were $10.9 million at June 30, 2019, compared to $12.0 million at December 31, 2018.  A customer relationship and brokered relationship, and intangible assets arising from the acquisition of Bay View Funding were $1.0 million at June 30, 2019 and $1.1 million December 31, 2018, net of accumulated amortization.  The core deposit intangible assets arising from the acquisition of Focus was $3.1 million at June 30, 2019 and $3.5 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the Tri-Valley acquisition were $1.6 million at June 30, 2019 and $1.8 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the United American acquisition were $5.1 million at June 30, 2019 and $5.6 million at December 31, 2018, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2019		June 30, 2018		December 31, 2018
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$994,082	38%	$1,002,053	37%	$1,021,582	39%
Demand, interest-bearing	682,114	26%	683,805	25%	702,000	27%
Savings and money market	788,832	30%	827,304	31%	754,277	28%
Time deposits — under $250	53,351	2%	72,030	3%	58,661	2%
Time deposits — $250 and over	88,519	3%	81,379	3%	86,114	3%
CDARS — interest-bearing demand,
money market and time deposits	15,575	1%	17,048	1%	14,898	1%
Total deposits	$2,622,473	100%	$2,683,619	100%	$2,637,532	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. There were no public funds at June 30, 2019. Public funds were less than 1% of deposits and June 30, 2019, and at December 31, 2018.

Total deposits decreased $61.1 million, or (2%), to $2.62 billion at June 30, 2019, compared to $2.68 billion at June 30, 2018.  Total deposits decreased $15.1 million, or (1%), from $2.64 billion at December 31, 2018.  Deposits, excluding all time deposits and CDARS deposits, decreased $48.1million, or (2%), to $2.47 billion at June 30, 2019, compared to $2.51 billion at June 30, 2018.  Deposits, excluding all time deposits and CDARS deposits, at June 30, 2019 decreased $12.8 million, or (1%), compared to $2.48 billion at December 31, 2018.

At June 30, 2019, the $15.6 million CDARS deposits comprised $10.2 million of interest-bearing demand deposits, $3.5 million of money market accounts and $1.9 million of time deposits. At June 30, 2018, the $17.0 million CDARS deposits comprised $11.8 of million of interest-bearing demand deposits, $1.6 million of money market accounts and $3.6 million of time deposits. At December 31, 2018, the $14.9 million CDARS deposits comprised $8.7 million of interest-bearing demand deposits, $3.4 million of money market accounts and $2.8 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of June 30, 2019:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$32,013	35%
Over three months through six months	24,396	27%
Over six months through twelve months	24,376	27%
Over twelve months	9,671	11%
Total	$90,456	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Return on average assets	1.48%	0.12%	1.53%	0.67%
Return on average tangible assets	1.53%	0.12%	1.58%	0.69%
Return on average equity	11.96%	1.11%	12.61%	6.52%
Return on average tangible equity	15.94%	1.49%	16.89%	8.43%
Average equity to average assets ratio	12.40%	10.87%	12.16%	10.35%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $714.5 million at June 30, 2019, compared to $775.3 million at June 30, 2018, and $740.4 million at December 31, 2018. Unused commitments represented 38% outstanding gross loans at June 30, 2019, 40% at June 30, 2018, and 39% at December 31, 2018.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	June 30,
	2019		2018		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$146,955	$551,963	$140,845	$619,896	$130,871	$593,839
Standby letters of credit	2,245	13,381	3,693	10,901	2,770	12,899
	$149,200	$565,344	$144,538	$630,797	$133,641	$606,738

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 71.60% at June 30, 2019, compared to 72.91% at June 30, 2018, and 71.52% at December 31, 2018.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. HBC had no overnight borrowings from the FHLB at June 30, 2019, June 30, 2018, and December 31, 2018. HBC had $244.5 million of loans pledged to the FHLB as collateral on an available line of credit of $196.7 million at June 30, 2019, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $743.6 million of loans pledged to the FRB as collateral on an available line of credit of $426.7 million at June 30, 2019, none of which was outstanding.

At June 30, 2019, HBC had Federal funds purchase arrangements available of $80.0 million. There were no Federal funds purchased outstanding at June 30, 2019, June 30, 2018, and December 31, 2018.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2019.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at June 30, 2019, June 30, 2018, and December 31, 2018.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$293,492	$257,349	$276,675
Additional Tier 1 capital	—	—	—
Tier 1 Capital	293,492	257,349	276,675
Tier 2 Capital	66,750	66,639	67,922
Total risk-based capital	$360,242	$323,988	$344,597

Risk-weighted assets	$2,266,336	$2,405,712	$2,303,941
Average assets for capital purposes	$2,971,636	$2,952,694	$3,118,150

Capital ratios:
Total risk-based capital	15.9%	13.5%	15.0%
Tier 1 risk-based capital	13.0%	10.7%	12.0%
Common equity Tier 1 risk-based capital	13.0%	10.7%	12.0%
Leverage(1)	9.9%	8.7%	8.9%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$311,055	$273,271	$293,730
Additional Tier 1 capital	—	—	—
Tier 1 Capital	311,055	273,271	293,730
Tier 2 Capital	27,289	27,364	28,553
Total risk-based capital	$338,344	$300,635	$322,283

Risk-weighted assets	$2,264,771	$2,404,511	$2,302,751
Average assets for capital purposes	$2,970,101	$2,951,362	$3,116,645

Capital ratios:
Total risk-based capital	14.9%	12.5%	14.0%
Tier 1 risk-based capital	13.7%	11.4%	12.8%
Common equity Tier 1 risk-based capital	13.7%	11.4%	12.8%
Leverage(1)	10.5%	9.3%	9.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At June 30, 2019, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2019, June 30, 2018, and December 31, 2018, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2019, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At June 30, 2019, the Company had total shareholders’ equity of $388.1 million, compared to $346.3 million at June 30, 2018, and $367.5 million at December 31, 2018. At June 30, 2019, total shareholders’ equity included $302.3 million in common stock, $92.1 million in retained earnings, and ($6.3) million of accumulated other comprehensive loss. The book value per share was $8.92 at June 30, 2019, compared to $8.01 at June 30, 2018, and $8.49 at December 31, 2018. The tangible book value per share was $6.75 at June 30, 2019, compared to $5.77 at June 30, 2018, and $6.28 at December 31, 2018.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	June 30,	June 30,	December 31,
(in $000's, unaudited)	2019	2018	2018
Unrealized loss on securities available-for-sale	$675	$(7,684)	$(5,412)
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	316	358	343
Split dollar insurance contracts liability	(3,770)	(3,724)	(3,722)
Supplemental executive retirement plan liability	(3,931)	(5,469)	(3,995)
Unrealized gain on interest-only strip from SBA loans	408	653	405
Total accumulated other comprehensive loss	$(6,302)	$(15,866)	$(12,381)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2019. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$24,842	19.6%
+300	$18,729	14.8%
+200	$12,570	9.9%
+100	$6,293	5.0%
0	$—	—%
−100	$(9,322)	(7.4)%
−200	$(21,757)	(17.2)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at June 30, 2019, the period covered by this report on Form 10‑Q.

During the three and six months ended June 30, 2019, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)

Date: August 6, 2019	/s/ WALTER T. KACZMAREK
Waletr T. Kaczmarek
Chief Executive Officer

Date: August 6, 2019	/s/ Lawrence D. McGovern
Lawrence D. McGovern
Chief Financial Officer