Form 10-Q
period 2019-09-30
HERITAGE COMMERCE CORP
filed 2019-11-07
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

The Registrant had 59,200,262 shares of Common Stock outstanding on October 28, 2019.

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

•	costs and effects of legal and regulatory developments, including resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
•	availability and competition for acquisition opportunities;
•	risks resulting from domestic terrorism;
•	risks of natural disasters (including fires and earthquakes) and other events (including pervasive power outages) beyond our control;
•

the expected cost savings, synergies and other financial benefits from the Presidio Bank acquisition completed on October 11, 2019 might not be realized within the expected time frames or at all; the actual merger-related costs for the transaction may be higher than estimated; and

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Cash and due from banks	$48,121	$30,273
Other investments and interest-bearing deposits in other financial institutions	367,662	134,295
Total cash and cash equivalents	415,783	164,568
Securities available-for-sale, at fair value	333,101	459,043
Securities held-to-maturity, at amortized cost (fair value of $343,129 at
September 30, 2019 and $366,175 at December 31, 2018)	342,033	377,198
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	3,571	2,649
Loans, net of deferred fees	1,875,387	1,886,405
Allowance for loan losses	(25,895)	(27,848)
Loans, net	1,849,492	1,858,557
Federal Home Loan Bank and Federal Reserve Bank stock and other investments, at cost	25,231	25,216
Company-owned life insurance	62,858	61,859
Premises and equipment, net	6,849	7,137
Goodwill	83,753	83,753
Other intangible assets	10,346	12,007
Accrued interest receivable and other assets	49,454	44,575
Total assets	$3,182,471	$3,096,562

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,094,953	$1,021,582
Demand, interest-bearing	666,054	702,000
Savings and money market	761,471	754,277
Time deposits - under $250	53,560	58,661
Time deposits - $250 and over	95,543	86,114
CDARS - interest-bearing demand, money market and time deposits	17,409	14,898
Total deposits	2,688,990	2,637,532
Subordinated debt, net of issuance costs	39,507	39,369
Accrued interest payable and other liabilities	58,628	52,195
Total liabilities	2,787,125	2,729,096

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2019 and December 31, 2018	—	—
Common stock, no par value; 100,000,000 shares authorized at September 30, 2019 and
60,000,000 shares authorized at December 31, 2018; 43,509,406 shares issued and outstanding at September 30, 2019 and 43,288,750 shares issued and
outstanding at December 31, 2018	302,983	300,844
Retained earnings	98,161	79,003
Accumulated other comprehensive loss	(5,798)	(12,381)
Total shareholders' equity	395,346	367,466
Total liabilities and shareholders' equity	$3,182,471	$3,096,562

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$27,264	$28,632	$81,321	$77,271
Securities, taxable	3,504	3,483	12,149	11,112
Securities, exempt from Federal tax	530	555	1,624	1,675
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,952	1,940	5,094	4,409
Total interest income	33,250	34,610	100,188	94,467

Interest expense:
Deposits	2,042	1,575	5,873	3,772
Subordinated debt	583	583	1,731	1,731
Other borrowings	—	1	1	1
Total interest expense	2,625	2,159	7,605	5,504

Net interest income before provision for loan losses	30,625	32,451	92,583	88,963
Provision (credit) for loan losses	(576)	(425)	(2,377)	7,279
Net interest income after provision for loan losses	31,201	32,876	94,960	81,684

Noninterest income:
Service charges and fees on deposit accounts	1,032	1,107	3,370	2,981
Increase in cash surrender value of life insurance	336	216	999	816
Gain on sales of securities	330	—	878	266
Gain on sales of SBA loans	156	236	331	551
Servicing income	139	163	480	533
Other	625	484	1,793	2,034
Total noninterest income	2,618	2,206	7,851	7,181

Noninterest expense:
Salaries and employee benefits	10,467	10,719	31,935	35,302
Occupancy and equipment	1,550	1,559	4,634	3,927
Professional fees	789	721	2,360	1,116
Other	5,103	4,729	15,343	18,235
Total noninterest expense	17,909	17,728	54,272	58,580
Income before income taxes	15,910	17,354	48,539	30,285
Income tax expense	4,633	4,979	13,763	8,186
Net income	$11,277	$12,375	$34,776	$22,099

Earnings per common share:
Basic	$0.26	$0.29	$0.81	$0.54
Diluted	$0.26	$0.28	$0.80	$0.53

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$11,277	$12,375	$34,776	$22,099
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	1,041	(1,880)	10,245	(11,009)
Deferred income taxes	(304)	545	(3,032)	3,192
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(13)	(11)	(52)	(33)
Deferred income taxes	4	3	16	9
Reclassification adjustment for gains realized in income	(330)	—	(878)	(266)
Deferred income taxes	98	—	260	79
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	496	(1,343)	6,559	(8,028)

Change in net pension and other benefit plan liability adjustment	11	51	34	152
Deferred income taxes	(3)	(15)	(10)	(45)
Change in pension and other benefit plan liability, net of
deferred income taxes	8	36	24	107
Other comprehensive income (loss)	504	(1,307)	6,583	(7,921)

Total comprehensive income	$11,781	$11,068	$41,359	$14,178

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2018	38,200,883	$218,355	$62,136	$(9,252)	$271,239
Net income	—	—	8,809	—	8,809
Other comprehensive loss	—	—	—	(5,704)	(5,704)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	228	—	—	228
Cash dividend declared $0.11 per share	—	—	(4,206)	—	(4,206)
Stock option expense, net of forfeitures and taxes	—	176	—	—	176
Stock options exercised	68,906	449	—	—	449
Balance, March 31, 2018	38,269,789	219,208	66,739	(14,956)	270,991

Net income	—	—	915	—	915
Other comprehensive loss	—	—	—	(910)	(910)
Issuance of common shares to acquire
Tri-Valley Bank	1,889,613	30,725	—	—	30,725
Issuance of common shares to acquire
United American Bank	2,826,032	47,280	—	—	47,280
Issuance of restricted stock awards, net	97,818	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	283	—	—	283
Cash dividend declared $0.11 per share	—	—	(4,743)	—	(4,743)
Stock option expense, net of forfeitures and taxes	—	175	—	—	175
Stock options exercised	138,932	1,553	—	—	1,553
Balance, June 30, 2018	43,222,184	299,224	62,911	(15,866)	346,269

Net income	—	—	12,375	—	12,375
Other comprehensive loss	—	—	—	(1,307)	(1,307)
Forfeiture of restricted stock awards, net	(2,440)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	303	—	—	303
Cash dividend declared $0.11 per share	—	—	(4,755)	—	(4,755)
Stock option expense, net of forfeitures and taxes	—	184	—	—	184
Stock options exercised	51,932	497	—	—	497
Balance, September 30, 2018	43,271,676	$300,208	$70,531	$(17,173)	$353,566

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2019	43,288,750	$300,844	$79,003	$(12,381)	$367,466
Net income	—	—	12,146	—	12,146
Other comprehensive income	—	—	—	3,394	3,394
Amortization of restricted stock awards,
net of forfeitures and taxes	—	271	—	—	271
Cash dividend declared $0.12 per share	—	—	(5,196)	—	(5,196)
Stock option expense, net of forfeitures and taxes	—	166	—	—	166
Stock options exercised	35,003	269	—	—	269
Balance, March 31, 2019	43,323,753	301,550	85,953	(8,987)	378,516

Net income	—	—	11,353	—	11,353
Other comprehensive income	—	—	—	2,685	2,685
Issuance of restricted stock awards, net	134,653	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	303	—	—	303
Cash dividend declared $0.12 per share	—	—	(5,201)	—	(5,201)
Stock option expense, net of forfeitures and taxes	—	155	—	—	155
Stock options exercised	40,000	297	—	—	297
Balance, June 30, 2019	43,498,406	302,305	92,105	$(6,302)	388,108

Net income	—	—	11,277	—	11,277
Other comprehensive income	—	—	—	504	504
Forfeiture of restricted stock awards, net	(6,000)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	358	—	—	358
Cash dividend declared $0.12 per share	—	—	(5,221)	—	(5,221)
Stock option expense, net of forfeitures and taxes	—	163	—	—	163
Stock options exercised	17,000	157	—	—	157
Balance, September 30, 2019	43,509,406	$302,983	$98,161	$(5,798)	$395,346

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,776	$22,099
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,821	3,093
(Gain) on sale of securities available-for-sale	(878)	(266)
(Gain) on sale of SBA loans	(331)	(551)
Proceeds from sale of SBA loans originated for sale	4,692	9,315
SBA loans originated for sale	(5,977)	(11,689)
Provision (credit) for loan losses	(2,377)	7,279
Increase in cash surrender value of life insurance	(999)	(816)
Depreciation and amortization	598	566
Amortization of other intangible assets	1,661	1,336
Stock option expense, net	484	535
Amortization of restricted stock awards, net	932	814
Amortization of subordinated debt issuance costs	138	139
Effect of changes in:
Accrued interest receivable and other assets	1,863	(19)
Accrued interest payable and other liabilities	(3,120)	1,723
Net cash provided by operating activities	33,283	33,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(15,193)
Purchase of securities held-to-maturity	(8,386)	(16,906)
Maturities/paydowns/calls of securities available-for-sale	36,956	44,832
Maturities/paydowns/calls of securities held-to-maturity	42,255	38,091
Proceeds from sales of securities available-for-sale	98,733	94,291
Net change in loans	12,136	20,215
Changes in Federal Home Loan Bank stock and other investments	(15)	(4,478)
Purchase of premises and equipment	(310)	(108)
Cash received in bank acquisition, net of cash paid	—	36,028
Net cash provided by investing activities	181,369	196,772

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	51,458	(154,318)
Exercise of stock options	723	2,499
Payment of cash dividends	(15,618)	(13,704)
Net cash provided by (used in) financing activities	36,563	(165,523)
Net increase in cash and cash equivalents	251,215	64,807
Cash and cash equivalents, beginning of period	164,568	316,222
Cash and cash equivalents, end of period	$415,783	$381,029

Supplemental disclosures of cash flow information:
Interest paid	$6,693	$4,728
Income taxes paid	13,620	8,671

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$9,566	$—
Transfer of loans held-for-sale to loan portfolio	694	—
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents, net of cash paid	$—	$36,028
Securities avaiable-for-sale	—	63,723
Net loans	—	336,446
Premises and equipment, net	—	350
Goodwill	—	38,089
Other intangible assets	—	8,361
Other assets, net	—	14,736
Deposits	—	(416,628)
Other borrowings	—	(62)
Other liabilities	—	(3,038)
Common stock issued to acquire Tri-Valley Bank and United American Bank	—	78,005

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2019.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The pronouncement affects all entities that are party to leasing agreements. The ASU requires a lessee to recognize assets and liabilities on the balance sheet for leases. The ASU permits a lessee to elect to opt out of recognizing lease assets and lease liabilities for short-term leases with a term of twelve months or less. The Company has made this short-term lease election.  Lessee’s recognition, measurement, and presentation of income, expenses and cash flows arising from a lease remain similar to current GAAP. Lessee and lessors have additional quantitative and qualitative disclosures to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

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

The amendments of ASU No. 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for the Company on January 1, 2019.  At September 30, 2019, the Company reported increased assets and liabilities of $7.1 million on its consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities related to non-cancellable operating lease agreements for office space. The adoption of this guidance did not have a material impact to its Consolidated Statetements of Income or Cash Flows. See Note 17 – Leases for more information.

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

Newly Issued, but not yet Effective Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities.  The guidance allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). The new guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early application is permitted for fiscal years beginning after December 15, 2018. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. We have evaluated various loss methodologies to determine their correlation to our various loan categories historical performance, and we have  completed the data validation. The Company is focused on completing model validation, refining assumptions and continued review of the models. The Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures. The magnitude of the change in the Company’s allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time.

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

2) Shareholders’ Equity and Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 826,036 and 512,261 stock options for the three months ended September 30, 2019 and 2018, and 826,036 and 505,686 for the nine months ended September 30, 2019 and 2018, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net income	$11,277	$12,375	$34,776	$22,099

Weighted average common shares outstanding for basic
earnings per common share	43,258,983	43,230,016	43,189,710	41,132,043
Dilutive potential common shares	537,921	501,354	538,375	551,001
Shares used in computing diluted earnings per common share	43,796,904	43,731,370	43,728,085	41,683,044

Basic earnings per share	$0.26	$0.29	$0.81	$0.54
Diluted earnings per share	$0.26	$0.28	$0.80	$0.53

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2019 and 2018
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips(1)	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance July 1, 2019, net of taxes	$1,083	$317	$(7,702)	$(6,302)
Other comprehensive income (loss) before reclassification,
net of taxes	737	—	(8)	729
Amounts reclassified from other comprehensive income (loss),
net of taxes	(232)	(9)	16	(225)
Net current period other comprehensive income (loss),
net of taxes	505	(9)	8	504

Ending balance September 30, 2019, net of taxes	$1,588	$308	$(7,694)	$(5,798)

Beginning balance July 1, 2018, net of taxes	$(7,031)	$359	$(9,194)	$(15,866)
Other comprehensive (loss) before reclassification,
net of taxes	(1,335)	—	(4)	(1,339)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(8)	40	32
Net current period other comprehensive income (loss),
net of taxes	(1,335)	(8)	36	(1,307)

Ending balance September 30, 2018, net of taxes	$(8,366)	$351	$(9,158)	$(17,173)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Nine Months Ended September 30, 2019 and 2018
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2019, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)
Other comprehensive income (loss) before reclassification,
net of taxes	7,213	—	(22)	7,191
Amounts reclassified from other comprehensive income (loss),
net of taxes	(618)	(36)	46	(608)
Net current period other comprehensive income (loss),
net of taxes	6,595	(36)	24	6,583

Ending balance September 30, 2019, net of taxes	$1,588	$308	$(7,694)	$(5,798)

Beginning balance January 1, 2018, net of taxes	$(362)	$375	$(9,265)	$(9,252)
Other comprehensive (loss) before reclassification,
net of taxes	(7,817)	—	(13)	(7,830)
Amounts reclassified from other comprehensive income (loss),
net of taxes	(187)	(24)	120	(91)
Net current period other comprehensive income (loss),
net of taxes	(8,004)	(24)	107	(7,921)

Ending balance September 30, 2018, net of taxes	$(8,366)	$351	$(9,158)	$(17,173)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2019	2018	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$330	$—	Gain on sales of securities
	(98)	—	Income tax expense
	232	—	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	13	11	Interest income on taxable securities
	(4)	(3)	Income tax expense
	9	8	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	24	16
Actuarial losses	(46)	(73)
	(22)	(57)	Other noninterest expense
	6	17	Income tax benefit
	(16)	(40)	Net of tax
Total reclassification for the period	$225	$(32)

	Amounts Reclassified from
	AOCI(1)
	Nine Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2019	2018	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$878	$266	Gain on sales of securities
	(260)	(79)	Income tax expense
	618	187	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	52	33	Interest income on taxable securities
	(16)	(9)	Income tax expense
	36	24	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	73	48
Actuarial losses	(138)	(219)
	(65)	(171)	Other noninterest expense
	19	51	Income tax benefit
	(46)	(120)	Net of tax
Total reclassification from AOCI for the period	$608	$91

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at September 30, 2019 and December 31, 2018 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$212,759	$588	$(605)	$212,742
U.S. Treasury	118,684	1,675	—	120,359
Total	$331,443	$2,263	$(605)	$333,101

Securities held-to-maturity:
Agency mortgage-backed securities	$259,312	$870	$(1,175)	$259,007
Municipals - exempt from Federal tax	82,721	1,403	(2)	84,122
Total	$342,033	$2,273	$(1,177)	$343,129

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$311,523	$98	$(8,767)	$302,854
U.S. Treasury	147,823	930	—	148,753
U.S. Government sponsored entities	7,433	4	(1)	7,436
Total	$466,779	$1,032	$(8,768)	$459,043

Securities held-to-maturity:
Agency mortgage-backed securities	$291,241	$59	$(9,153)	$282,147
Municipals - exempt from Federal tax	85,957	312	(2,241)	84,028
Total	$377,198	$371	$(11,394)	$366,175

Securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$25,073	$(50)	$84,313	$(555)	$109,386	$(605)
Total	$25,073	$(50)	$84,313	$(555)	$109,386	$(605)

Securities held-to-maturity:
Agency mortgage-backed securities	$38,850	$(118)	$104,510	$(1,057)	$143,360	$(1,175)
Municipals - exempt from Federal tax	1,012	(2)	—	—	1,012	(2)
Total	$39,862	$(120)	$104,510	$(1,057)	$144,372	$(1,177)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$3,868	$(21)	$281,082	$(8,746)	$284,950	$(8,767)
U.S. Government sponsored entities	3,974	(1)	—	—	3,974	(1)
Total	$7,842	$(22)	$281,082	$(8,746)	$288,924	$(8,768)

Securities held-to-maturity:
Agency mortgage-backed securities	$16,088	$(103)	$255,917	$(9,050)	$272,005	$(9,153)
Municipals - exempt from Federal tax	5,019	(27)	57,301	(2,214)	62,320	(2,241)
Total	$21,107	$(130)	$313,218	$(11,264)	$334,325	$(11,394)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At September 30, 2019, the Company held 451 securities (133 available-for-sale and 318 held‑to‑maturity), of which 100 had fair values below amortized cost. At September 30, 2019, there were $84,313,000 of agency mortgage-back securities available-for-sale, and $104,510,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $1,612,000 at September 30, 2019. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at September 30, 2019.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Proceeds	$38,855	$—	$98,733	$94,291
Gross gains	363	—	971	1,243
Gross losses	(33)	—	(93)	(977)

The amortized cost and estimated fair values of securities as of September 30, 2019  are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$29,722	29,947
Due after one through five years	88,962	90,412
Agency mortgage-backed securities	212,759	212,742
Total	$331,443	$333,101

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due 3 months or less	$360	361
Due after 3 months through one year	654	659
Due after one through five years	5,968	6,123
Due after five through ten years	28,057	28,625
Due after ten years	47,682	48,354
Agency mortgage-backed securities	259,312	259,007
Total	$342,033	$343,129

Securities with amortized cost of $32,309,000 and $36,229,000 as of  September 30, 2019 and December 31, 2018 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

5) Loans

Loans were as follows for the periods indicated:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$528,060	$597,763
Real estate:
CRE	1,080,235	994,067
Land and construction	96,610	122,358
Home equity	111,610	109,112
Residential mortgages	47,276	50,979
Consumer	11,701	12,453
Loans	1,875,492	1,886,732
Deferred loan fees, net	(105)	(327)
Loans, net of deferred fees	1,875,387	1,886,405
Allowance for loan losses	(25,895)	(27,848)
Loans, net	$1,849,492	$1,858,557

At September 30, 2019, total net loans included in the table above include $25,396,000, $91,818,000 and $150,149,000, of the loans acquired in the Focus Business Bank (“Focus”), Tri-Valley, and United American acquisitions that were not purchased credit impaired loans, respectively. At December 31, 2018, total net loans included in the table above include $36,958,000, $111,952,000 and $181,453,000, of the loans acquired in the Focus, Tri-Valley, and United American acquisitions, respectively, that were not purchased credit impaired loans.

Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended September 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$15,234	$11,307	$90	$26,631
Charge-offs	(315)	—	(3)	(318)
Recoveries	115	43	—	158
Net (charge-offs) recoveries	(200)	43	(3)	(160)
Provision (credit) for loan losses	(378)	(207)	9	(576)
End of period balance	$14,656	$11,143	$96	$25,895

	Three Months Ended September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,522	$9,020	$122	$26,664
Charge-offs	(719)	—	(25)	(744)
Recoveries	1,897	34	—	1,931
Net (charge-offs) recoveries	1,178	34	(25)	1,187
Provision (credit) for loan losses	(1,427)	1,022	(20)	(425)
End of period balance	$17,273	$10,076	$77	$27,426

	Nine Months Ended September 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(617)	—	(3)	(620)
Recoveries	917	127	—	1,044
Net (charge-offs) recoveries	300	127	(3)	424
Provision (credit) for loan losses	(2,705)	345	(17)	(2,377)
End of period balance	$14,656	$11,143	$96	$25,895

	Nine Months Ended September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(1,835)	—	(25)	(1,860)
Recoveries	2,229	120	—	2,349
Net (charge-offs) recoveries	394	120	(25)	489
Provision for loan losses	6,271	1,006	2	7,279
End of period balance	$17,273	$10,076	$77	$27,426

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period‑ends:

	September 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,971	$305	$—	$7,276
Collectively evaluated for impairment	7,685	10,838	96	18,619
Total allowance balance	$14,656	$11,143	$96	$25,895
Loans:
Individually evaluated for impairment	$9,029	$5,465	$—	$14,494
Collectively evaluated for impairment	519,031	1,330,266	11,701	1,860,998
Total loan balance	$528,060	$1,335,731	$11,701	$1,875,492

	December 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,944	$—	$—	$6,944
Collectively evaluated for impairment	10,117	10,671	116	20,904
Total allowance balance	$17,061	$10,671	$116	$27,848
Loans:
Individually evaluated for impairment	$9,495	$5,645	$—	$15,140
Collectively evaluated for impairment	588,268	1,270,871	12,453	1,871,592
Total loan balance	$597,763	$1,276,516	$12,453	$1,886,732

The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2019 and December 31, 2018. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment in consumer loans collateralized by residential real estate property that are in process of foreclosure according to local requirements of the applicable jurisdiction are not material as of the periods indicated:

	September 30, 2019			December 31, 2018
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,414	$1,414	$—	$1,849	$1,849	$—
Real estate:
CRE	—	—	—	5,094	5,094	—
Land and construction	—	—	—	—	—	—
Home Equity	371	371	—	551	551	—
Total with no related allowance recorded	1,785	1,785	—	7,494	7,494	—

With an allowance recorded:
Commercial	7,615	7,615	6,971	7,646	7,646	6,944
Real estate:
Commercial	5,094	5,094	305	—	—	—
Total with an allowance recorded	12,709	12,709	7,276	7,646	7,646	6,944
Total	$14,494	$14,494	$7,276	$15,140	$15,140	$6,944

The following tables present interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Three Months Ended September 30, 2019
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$8,699	$6,768	$—	$377	$—	$15,844
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Three Months Ended September 30, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$19,638	$5,720	$—	$572	$—	$25,930
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2019
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$8,857	$6,768	$—	$460	$—	$16,085
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$11,056	$3,110	$30	$472	$—	$14,668
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period‑end:

	September 30,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$13,638	$23,342	$13,699
Restructured and loans over 90 days past due and still accruing	609	1,373	1,188
Total nonperforming loans	14,247	24,715	14,887
Other restructured loans	247	334	253
Total impaired loans	$14,494	$25,049	$15,140

The following table presents the nonperforming loans by class for the periods indicated:

	September 30, 2019			December 31, 2018
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$8,397	$385	$8,782	$8,279	$963	$9,242
Real estate:
CRE	5,094	—	5,094	5,094	—	5,094
Home equity	147	224	371	326	225	551
Total	$13,638	$609	$14,247	$13,699	$1,188	$14,887

The following tables present the aging of past due loans by class for the periods indicated:

	September 30, 2019
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$2,536	$1,419	$7,543	$11,498	$516,562	$528,060
Real estate:
CRE	562	—	5,094	5,656	1,074,579	1,080,235
Land and construction	—	—	—	—	96,610	96,610
Home equity	147	—	—	147	111,463	111,610
Residential mortgages	—	—	—	—	47,276	47,276
Consumer	14	—	—	14	11,687	11,701
Total	$3,259	$1,419	$12,637	$17,315	$1,858,177	$1,875,492

	December 31, 2018
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$5,698	$1,916	$1,258	$8,872	$588,891	$597,763
Real estate:
CRE	—	—	—	—	994,067	994,067
Land and construction	—	—	—	—	122,358	122,358
Home equity		—	—	—	109,112	109,112
Residential mortgages	—	—	—	—	50,979	50,979
Consumer	1	—	—	1	12,452	12,453
Total	$5,699	$1,916	$1,258	$8,873	$1,877,859	$1,886,732

Past due loans 30 days or greater totaled $17,315,000 and $8,873,000 at September 30, 2019 and December 31, 2018, respectively, of which $12,425,000 and $430,000 were on nonaccrual, respectively. At September 30, 2019, there were also $1,213,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2018, there were also $13,269,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report as of September 30, 2019 and December 31, 2018.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	September 30, 2019			December 31, 2018
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$515,769	12,291	$528,060	$584,845	$12,918	$597,763
Real estate:
CRE	1,073,989	6,246	1,080,235	985,193	8,874	994,067
Land and construction	96,610	—	96,610	122,358	—	122,358
Home equity	109,922	1,688	111,610	107,495	1,617	109,112
Residential mortgages	47,276	—	47,276	50,979	—	50,979
Consumer	11,701	—	11,701	12,453	—	12,453
Total	$1,855,267	$20,225	$1,875,492	$1,863,323	$23,409	$1,886,732

Classified loans were $ 20,225,000, or 0.64% of total assets, at September 30, 2019, compared to $30,546,000, or 0.95% of total assets, at September 30, 2018 and $23,409,000, or 0.76% of total assets, at December 31, 2018. The decrease in classified assets at September 30, 2019, compared to December 31, 2018, was primarily due to the payoff of classified loans.

The book balance of troubled debt restructurings at September 30, 2019 was $503,000, which included $6,000 of nonaccrual loans and $497,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2018 was $649,000, which included $36,000 of nonaccrual loans and $613,000 of accruing loans. Approximately $7,000 and $38,000 of specific reserves were established with respect to these loans as of September 30, 2019 and December 31, 2018, respectively.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

	During the Nine Months Ended
	September 30, 2019
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	2	$9	$9
Total	2	$9	$9

	During the Nine Months Ended
	September 30, 2018
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	2	$159	$159
Equity	1	225	225
Total	3	$384	$384

During the three and nine months ended September 30, 2019, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and nine months ended September 30, 2019 and 2018.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Business Combinations

The Company completed the acquisition of Presidio Bank of San Francisco, CA, effective October 11, 2019.  See Note 19 – Subsequent Events.

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

The mergers provided the opportunity to combine three independent business banking franchises with similar philosophies and cultures into a combined $3.2 billion business bank based in San Jose, California. The pooling of the three banks’ resources and knowledge enhanced the Company’s capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank is much better positioned to meet the needs of the Company’s customers, shareholders and the community.  The one time pre-tax severance, retention, acquisition and integration costs totaled $199,000 and $9,028,000 for the three months and nine months ended September 30, 2018, respectively.

The acquisitions were accounted for under the acquisition method of accounting. The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. There were no PCI loans at September 30, 2019 and December 31, 2018.

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

7) Goodwill and Other Intangible Assets

Goodwill

At September 30, 2019, the carrying value of goodwill was $83,753,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,620,000 from its acquisition of Focus, $13,819,000 from its acquisition of Tri-Valley and $24,270,000 from its acquisition of United American.

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

Other Intangible Assets

Other intangible assets acquired in the acquisition of United American in May 2018 included a core deposit intangible asset of $5,723,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $660,000,  amortized over its estimated useful life of 3 years. Accumulated amortization of the core deposit intangible and below market lease was $1,530,000 and $756,000 at September 30, 2019 and December 31, 2018, respectively.

Other intangible assets acquired in the acquisition of Tri-Valley in April 2018 include a core deposit intangible asset of $1,768,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $210,000,  amortized over its estimated useful life of 11 years. Accumulated amortization of the core deposit intangible and below market lease was $416,000 and $222,000 at September 30, 2019 and December 31, 2018, respectively.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized on an accelerated method over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $3,320,000 and $2,770,000 at September 30, 2019 and December 31, 2018, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included a below market value lease intangible assets of $109,000, a non-compete agreement intangible asset of $250,000, and a customer relationship and brokered relationship intangible assets of $1,900,000, amortized over the 10 year estimated useful lives. Accumulated amortization of the customer relationship and brokered relationship intangible assets was $933,000 and $791,000 at September 30, 2019 and December 31, 2018, respectively.

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

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2019 and December 31, 2018.

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

The Company had net deferred tax assets of $21,699,000, and $27,089,000, at September 30, 2019 and December 31, 2018, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2019 and December 31, 2018 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Low income housing investments	$3,035	$3,172
Future commitments	$273	$273

The Company expects $14,000 of the future commitments to be paid in 2019, $14,000 in 2020, and $245,000 in 2021 through 2023.

For tax purposes, the Company had low income housing tax credits of $106,000 for the three months ended September 30, 2019 and September 30, 2018, and low income housing investment expense of $106,000 and $117,000, respectively.  For tax purposes, the Company had low income housing tax credits of $319,000, for the nine months ended September 30, 2019 and September 30, 2018, and low income housing investment expense of $317,000 and $351,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$55	$62	$165	$186
Interest cost	264	237	792	711
Amortization of net actuarial loss	46	73	138	219
Net periodic benefit cost	$365	$372	$1,095	$1,116

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

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,903	$6,711
Interest cost	209	227
Actuarial loss (gain)	—	(35)
Projected benefit obligation at end of period	$7,112	$6,903

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Net actuarial loss	$2,713	$2,573
Prior transition obligation	1,081	1,149
Accumulated other comprehensive loss	$3,794	$3,722

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Amortization of prior transition obligation	$(24)	$(16)	$(73)	$(48)
Interest cost	69	56	209	170
Net periodic benefit cost	$45	$40	$136	$122

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at September 30, 2019
Available-for-sale securities:
Agency mortgage-backed securities	$212,742	—	$212,742	—
U.S. Treasury	120,359	120,359	—	—
I/O strip receivables	541	—	541	—

Assets at December 31, 2018
Available-for-sale securities:
Agency mortgage-backed securities	$302,854	—	$302,854	—
U.S. Treasury	148,753	148,753	—	—
U.S. Government sponsored entities	7,436	—	7,436	—
I/O strip receivables	568	—	568	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at September 30, 2019
Impaired loans - held-for-investment:
Commercial	$644	—	—	$644
Real estate:
CRE	4,789	—	—	4,789
	$5,433	—	—	$5,433

Assets at December 31, 2018
Impaired loans - held-for-investment:
Commercial	$702	—	—	$702
	$702	—	—	$702

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held‑for‑investment carried at fair value for the periods indicated:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$12,709	$7,646
Book value of impaired loans held-for-investment carried at cost	1,785	7,494
Total impaired loans held-for-investment	$14,494	$15,140
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$12,709	$7,646
Specific valuation allowance	(7,276)	(6,944)
Impaired loans held-for-investment carried at fair value, net	$5,433	$702

Impaired loans held‑for‑investment which are measured primarily for impairment using the fair value of the collateral were $14,494,000 at September 30, 2019.  In addition, these loans had a specific valuation allowance of $7,276,000 at September 30, 2019. Impaired loans held‑for‑investment totaling $12,709,000 at September 30, 2019, were carried at fair value as a result of partial charge‑offs and specific valuation allowances at period‑end. The remaining $1,785,000 of impaired loans were carried at cost at September 30, 2019, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during the first nine months of 2019 on impaired loans held‑for‑investment carried at fair value at September 30, 2019 resulted in an additional provision for loan losses of $399,000.

At September 30, 2019, there were no foreclosed assets.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non‑recurring basis at the periods indicated:

	September 30, 2019
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$644	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%
Real estate:
CRE	4,789	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$702	Market Approach	Discount adjustment for differences between comparable sales	0% to 1%

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2019 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$415,783	$415,783	$—	$—	$415,783
Securities available-for-sale	333,101	120,359	212,742	—	333,101
Securities held-to-maturity	342,033	—	343,129	—	343,129
Loans (including loans held-for-sale), net	1,853,063	—	3,571	1,856,933	1,860,504
FHLB stock, FRB stock, and other
investments	25,231	—	—	—	N/A
Accrued interest receivable	8,588	615	1,969	6,004	8,588
I/O strips receivables	541	—	541	—	541
Liabilities:
Time deposits	$151,040	$—	$151,561	$—	$151,561
Other deposits	2,537,950	—	2,537,950	—	2,537,950
Subordinated debt	39,507	—	40,407	—	40,407
Accrued interest payable	1,271	—	1,271	—	1,271

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2018:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$164,568	$164,568	$—	$—	$164,568
Securities available-for-sale	459,043	148,753	310,290	—	459,043
Securities held-to-maturity	377,198	—	366,175	—	366,175
Loans (including loans held-for-sale), net	1,861,206	—	2,649	1,826,654	1,829,303
FHLB stock, FRB stock, and other
investments	25,216	—	—	—	N/A
Accrued interest receivable	9,577	597	2,274	6,706	9,577
I/O strips receivables	568	—	568	—	568
Liabilities:
Time deposits	$147,560	$—	$147,916	$—	$147,916
Other deposits	2,489,972	—	2,489,972	—	2,489,972
Subordinated debt	39,369	—	38,969	—	38,969
Accrued interest payable	497	—	497	—	497

In accordance with our adoption of ASU 2016-01 in 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2019 and December 31, 2018 represent an approximation of exit price, however, an actual exit price may differ.

11) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the nine months ended September 30, 2019, the Company granted 299,500 shares of nonqualified stock options and 134,653 shares of restricted stock. There were 756,903 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2019.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2019	1,570,603	$10.76
Granted	299,500	$12.16
Exercised	(92,003)	$7.86
Forfeited or expired	(22,550)	$15.70
Outstanding at September 30, 2019	1,755,550	$11.09	6.51	$3,371,810
Vested or expected to vest	1,650,217		6.51	$3,169,501
Exercisable at September 30, 2019	1,147,730		5.29	$3,319,623

Information related to the equity plans for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
Intrinsic value of options exercised	$444,251	$1,767,884
Cash received from option exercise	$723,397	$2,499,481
Tax benefit realized from option exercises	$44,244	$513,901
Weighted average fair value of options granted	$1.91	$3.07

As of September 30, 2019, there was $1,424,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.82 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
Expected life in months(1)	72	72
Volatility(1)	24%	21%
Weighted average risk-free interest rate(2)	2.23%	2.87%
Expected dividends(3)	3.95%	2.62%

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2019	193,298	$11.04
Granted	134,653	$12.16
Vested	(82,498)	$12.37
Forfeited or expired	(6,000)	$17.11
Nonvested shares at September 30, 2019	239,453	$11.23

As of September 30, 2019, there was $2,692,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 2.29 years.

12) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. It is anticipated that the LIBOR index will be phased out by the end of 2021 and the Secured Overnight Financing Rate (“SOFR”) has been recommended as an alternative to LIBOR.

13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since September 30, 2019, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules were phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and addressed relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules established a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is 2.5% of risk-weighted assets. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2019.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2019 and December 31, 2018, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2019 and December 31, 2018.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of September 30, 2019
Total Capital	$367,466	16.2%	$238,455	10.5%
(to risk-weighted assets)
Tier 1 Capital	$301,444	13.3%	$193,035	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$301,444	13.3%	$158,970	7.0%
(to risk-weighted assets)
Tier 1 Capital	$301,444	10.0%	$120,086	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2019, and December 31, 2018.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of September 30, 2019
Total Capital	$346,087	15.2%	$226,966	10.0%	$238,314	10.5%
(to risk-weighted assets)
Tier 1 Capital	$319,572	14.1%	$181,573	8.0%	$192,921	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$319,572	14.1%	$147,528	6.5%	$158,876	7.0%
(to risk-weighted assets)
Tier 1 Capital	$319,572	10.6%	$150,040	5.0%	$120,032	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2018
Total Capital	$322,283	14.0%	$230,275	10.0%	$227,397	9.875%
(to risk-weighted assets)
Tier 1 Capital	$293,730	12.8%	$184,220	8.0%	$181,342	7.875%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$293,730	12.8%	$149,679	6.5%	$146,800	6.375%
(to risk-weighted assets)
Tier 1 Capital	$293,730	9.4%	$155,832	5.0%	$124,666	4.000%
(to average assets)

(1)	Includes 1.875% capital conservation buffer, effective January 1, 2018, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,507,000 at September 30, 2019, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

At a Special Meeting of Shareholders on August 27, 2019, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares of common stock.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2019, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $27,636,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the third, second and first quarter of 2019, HBC distributed to HCC dividends of $5,000,000, $5,500,000 and $5,000,000, respectively, for a total of $15,500,000 for the nine months of 2019.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,032	$1,107
Noninterest Income Out-of-scope of Topic 606	1,586	1,099
Total noninterest income	$2,618	$2,206

	Nine Months Ended
	September 30,
	2019	2018
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$3,370	$2,981
Noninterest Income Out-of-scope of Topic 606	4,481	4,200
Total noninterest income	$7,851	$7,181

16) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Salaries and employee benefits	$10,467	$10,536	$31,935	$31,726
Occupancy and equipment	1,550	1,559	4,634	3,927
Professional fees	789	721	2,360	2,038
Merger-related costs (1)	661	199	1,201	9,028
Software subscriptions	601	555	1,746	1,747
Amortization of intangible assets	554	631	1,661	1,336
Insurance expense	479	430	1,354	1,236
Data processing	454	525	1,865	1,501
Recovery of legal fees (2)	—	—	—	(922)
Other	2,354	2,572	7,516	6,963
Total	$17,909	$17,728	$54,272	$58,580

(1)

Severance and retention expense of $183,000 and $3,576,000 for first three months and first nine months of 2018 is included in the “Salaries and employee benefits” category in the Consolidated Statements of Income. Other acquisition and integration costs of $661,000 and $16,000 for the third quarter of 2019 and the third quarter of 2018, respectively, is included in the “Other noninterest expense” category  in the Consolidated Statements of Income.  Other acquisition and integration costs of $1,201,000 and $5,452,000 for the first nine months of 2019 and the first nine months of 2018, respectively, is included in the “Other noninterest expense” category in the Consolidated Statements of Income.

(2)	Included in Professional fees for the nine months ended September 30, 2018 in the Consolidated Statements of Income.

17) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations.  The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of September 30, 2019, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $7,089,000.

The following table presents the quantitative information for the Company’s leases:

September 30,
2019
(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,035
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,040
Operating Lease - ROU assets	$7,089
Operating Lease - Liabilities	$7,089
Weighted Average Lease Term - Operating Leases	3.59 years
Weighted Average Discount Rate - Operating Leases	5.24%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease abilities:

(Dollars in thousands)
2019	$1,024
2020	2,353
2021	1,565
2022	1,306
2023	769
Thereafter	784
Total undiscounted cash flows	7,801
Discount on cash flows	(712)
Total lease liability	$7,089

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

	Three Months Ended September 30, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,371	2,879	$33,250
Intersegment interest allocations	303	(303)	—
Total interest expense	2,625	—	2,625
Net interest income	28,049	2,576	30,625
Provision (credit) for loan losses	(1,019)	443	(576)
Net interest income after provision	29,068	2,133	31,201
Noninterest income	2,488	130	2,618
Noninterest expense (2)	16,204	1,705	17,909
Intersegment expense allocations	125	(125)	—
Income before income taxes	15,477	433	15,910
Income tax (benefit) expense	4,505	128	4,633
Net income	$10,972	$305	$11,277

Total assets	$3,119,367	$63,104	$3,182,471
Loans, net of deferred fees	$1,831,172	$44,215	$1,875,387
Goodwill	$70,709	$13,044	$83,753

	Three Months Ended September 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,425	$4,185	$34,610
Intersegment interest allocations	601	(601)	—
Total interest expense	2,159	—	2,159
Net interest income	28,867	3,584	32,451
Provision (credit) for loan losses	(671)	246	(425)
Net interest income after provision	29,538	3,338	32,876
Noninterest income	2,011	195	2,206
Noninterest expense (2)	16,045	1,683	17,728
Intersegment expense allocations	172	(172)	—
Income before income taxes	15,676	1,678	17,354
Income tax expense	4,483	496	4,979
Net income	$11,193	$1,182	$12,375

Total assets	$3,107,897	$85,013	$3,192,910
Loans, net of deferred fees	$1,828,379	$71,008	$1,899,387
Goodwill	$70,708	$13,044	$83,752

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $661,000 and $199,000, for the third quarter of 2019 and the third quarter of 2018, respectively

	Nine Months Ended September 30, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$91,388	$8,800	$100,188
Intersegment interest allocations	909	(909)	—
Total interest expense	7,605	—	7,605
Net interest income	84,692	7,891	92,583
Provision (credit) for loan losses	(2,655)	278	(2,377)
Net interest income after provision	87,347	7,613	94,960
Noninterest income	7,361	490	7,851
Noninterest expense (2)	49,189	5,083	54,272
Intersegment expense allocations	378	(378)	—
Income before income taxes	45,897	2,642	48,539
Income tax expense	12,982	781	13,763
Net income	$32,915	$1,861	$34,776

Total assets	$3,119,367	$63,104	$3,182,471
Loans, net of deferred fees	$1,831,172	$44,215	$1,875,387
Goodwill	$70,709	$13,044	$83,753

	Nine Months Ended September 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$83,781	$10,686	$94,467
Intersegment interest allocations	1,304	(1,304)	—
Total interest expense	5,504	—	5,504
Net interest income	79,581	9,382	88,963
Provision for loan losses	6,958	321	7,279
Net interest income after provision	72,623	9,061	81,684
Noninterest income	6,628	553	7,181
Noninterest expense (2)	53,813	4,767	58,580
Intersegment expense allocations	574	(574)	—
Income before income taxes	26,012	4,273	30,285
Income tax expense	6,923	1,263	8,186
Net income	$19,089	$3,010	$22,099

Total assets	$3,107,897	$85,013	$3,192,910
Loans, net of deferred fees	$1,828,379	$71,008	$1,899,387
Goodwill	$70,708	$13,044	$83,752

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $1,201,000 and $9,028,000, for the first nine months of 2019 and the first nine months of 2018, respectively

19) Subsequent Events

The Company completed its previously announced merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Presidio Bank (“Presidio”) effective October 11, 2019. The merger, which was first announced on May 16, 2019, was concluded following receipt of approval from both the Company’s and Presidio shareholders and all required regulatory approvals. Presidio’s results of operations from October 12, 2019 through December 31, 2019 will be reflected in the Company’s results of operations in the fourth quarter of 2019.

Presidio was a full-service California state-chartered commercial bank headquartered in San Francisco with branches in Palo Alto, San Francisco, San Mateo, San Rafael, and Walnut Creek, California.

At September 30, 2019, Presidio had approximately $877.4 million in assets, $692.9 million in net loans and $754.5 million in deposits.

The transactions will be accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition dates. The acquisition related disclosures required by the accounting guidance cannot be made at this time as the initial accounting for the business transactions has not been completed.

On October 24, 2019, the Company announced that its Board of Directors declared a $0.12 per share quarterly cash dividend to holders of common stock. The dividend will be paid on November 19, 2019 to shareholders of record on November 5, 2019.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2018. There are no changes to these policies as of September 30, 2019.

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

Performance Overview

For the three months ended September 30, 2019, net income was $11.3 million, or $0.26 per average diluted common share, compared to $12.4 million, or $0.28 per average diluted common share, for the three months ended September 30, 2018. The Company’s annualized return on average tangible assets was 1.49% and annualized return on average tangible equity was 15.08% for the three months ended September 30, 2019, compared to 1.54% and 19.36%, respectively, for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, net income was $34.8 million, or $0.80 per average diluted common share, compared to $22.1 million, or $0.53 per average diluted common share, for the nine months ended September 30, 2018. The Company’s annualized return on average tangible assets was 1.55% and annualized return on average tangible equity was 16.26% for the nine months ended September 30, 2019, compared to 1.01% and 12.33%, respectively, for the nine months ended September 30, 2018.

Earnings for the third quarter of 2019, and the first nine months of 2019, were reduced by merger-related costs of $661,000, and $1.2 million, respectively, related to the merger with Presidio Bank (“Presidio”) completed on October 11, 2019.  Earnings for the third quarter of 2018 and for the first nine months of 2018, were reduced by merger-related costs of $199,000 and $9.0 million, respectively, for the acquisitions of Tri-Valley Bank (“Tri-Valley”) and United American Bank (“United American”) which were completed on April 6, 2018 and May 4, 2018, respectively.

Presidio Bank Merger

The Company completed its previously announced merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Presidio effective October 11, 2019. The merger, which was first announced on May 16, 2019, was concluded following receipt of approval from both the Company’s and Presidio shareholders and all required regulatory approvals. Presidio’s results of operations from October 12, 2019 through December 31, 2019 will be reflected in the Company’s results of operations in the fourth quarter of 2019.

Presidio was a full-service California state-chartered commercial bank headquartered in San Francisco with branches in Palo Alto, San Francisco, San Mateo, San Rafael, and Walnut Creek, California.

At September 30, 2019, Presidio had approximately $877.4 million in assets, $692.9 million in net loans and $754.5 million in deposits.

Tri-Valley Bank and United American Bank Mergers

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Tri-Valley Bank effective as of the close on April 6, 2018. Tri-Valley’s results of operations were included in the Company’s results of operations beginning April 7, 2018.

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

Factoring Activities - Bay View Funding

Based in Santa Clara, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	September 30,	September 30,
	2019	2018
	(Dollars in thousands)
Total factored receivables	$44,215	$71,008
Average factored receivables
For the three months ended	$47,614	$69,740
For the nine months ended	$47,271	$57,096
Total full time equivalent employees	36	37

Third Quarter 2019 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income, before provision for loan losses, decreased (6%) to $30.6 million for the third quarter of 2019, compared to $32.5 million for the third quarter of 2018. For the first nine months of 2019, net interest income increased 4% to $92.6 million, compared to $89.0 million for the first nine months of 2018.

•

For the third quarter of 2019, the fully tax equivalent (“FTE”) net interest margin contracted 12 basis points to 4.24% from 4.36% for the third quarter of 2018, primarily due to a decline in the average balance of loans, and a higher cost of deposits.

•

For the first nine months of 2019, the net interest margin expanded 6 basis points to 4.33%, compared to 4.27% for the first nine months of 2018, primarily due to a higher average balance of loans and securities, the impact of increases in the yields on loans, investment securities, and overnight funds, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, partially offset by an increase in the cost of deposits, and a decrease in the average balance of Bay View Funding’s factored receivables.

•

The average yield on the loan portfolio decreased to 5.83% for the third quarter of 2019, compared to 5.92% for the third quarter of 2018, primarily due to a decrease in the average balance of Bay View Funding’s factored receivables.  The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased commercial real estate (“CRE”) loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 10 basis points for the third quarter of 2019, compared to the third quarter of 2018.

•

The average yield on the loan portfolio increased to 5.90% for the first nine months of 2019, compared to 5.82% for the first nine months of 2018, primarily due to increases in the prime rate, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.  The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 21 basis points for the first nine months of 2019, compared to the first nine months of 2018.

•

The accretion of the loan purchase discount into loan interest income from the acquisitions was $471,000 for the third quarter of 2019 compared to $506,000 for the third quarter of 2018.  The accretion of the loan purchase discount into loan interest income from the acquisitions was $1.3 million for the first nine months of 2019, compared to $1.2 million for the first nine months of 2018.

•

The total purchase discount on loans from Focus Business Bank (“Focus”) loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $437,000 remains outstanding as of September 30, 2019.  The total purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $1.8 million remains outstanding as of September 30, 2019.  The total purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $2.9 million remains outstanding as of September 30, 2019.

•

There was a $576,000 credit to the provision for loan losses for the third quarter of 2019, compared to a $425,000 credit to the provision for loan losses for the third quarter of 2018.  For the nine months ended September 30, 2019, there was a $2.4 million credit to the provision for loan losses, compared to a $7.3 million provision for loan losses for the nine months ended September 30, 2018.  The higher provision for loan losses for first nine months of 2018 included a $7.0 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018.

•

Total noninterest income increased to $2.6 million for the third quarter of 2019, compared to $2.2 million for the third quarter of 2018, primarily due to a $330,000 net gain on sales of securities for the third quarter of 2019.

•

For the nine months ended September 30, 2019, noninterest income increased to $7.9 million, compared to $7.2 million for the nine months ended September 30, 2018. The increase in noninterest income for the first nine months of 2019, was primarily due to higher service charges and fees on deposit accounts, and a higher gain on sales of securities for the first nine months of 2019, partially offset by lower gain on sales of Small Business Administration (“SBA”) loans for the first nine months of 2019, and proceeds from a legal settlement in the first nine months of 2018.

•

The Company received $1.3 million in proceeds from a legal settlement during the second quarter of 2018, of which $377,000 was recorded in other noninterest income, and $922,000 was credited to professional fees for recaptured legal fees previously paid by the Company.

•

Total noninterest expense for the third quarter of 2019 increased to $17.9 million, compared to $17.7 million for the third quarter of 2018, primarily due to higher merger-related costs for the third quarter of 2019.  Noninterest expense for the third quarter of 2019 included $661,000 of merger-related costs for the Presidio acquisition, compared to $199,000 of merger-related costs for the third quarter of 2018 for the Tri-Valley and United American acquisitions.

•

Noninterest expense for the nine months ended September 30, 2019 decreased to $54.3 million, compared to $58.6 million for the nine months ended September 30, 2018, primarily due to lower merger-related costs, partially offset by higher professional fees.  Noninterest expense for the nine months ended September 30, 2019 included $1.2 million of merger-related costs for the Presidio acquisition, compared to $9.0 million of merger-related costs for the nine months ended September 30, 2018 for the Tri-Valley and United American acquisitions.  Professional fees for the nine months ended September 30, 2018 included a recovery of $922,000 from a legal settlement.

•

The efficiency ratio for the third quarter of 2019 was 53.87%, compared to 51.15% for the third quarter of 2018. The efficiency ratio for the nine months ended September 30, 2019 was 54.04%, compared to 60.93% for the nine months ended September 30, 2018.

•

The income tax expense for the third quarter of 2019 was $4.6 million, compared to $5.0 million for the third quarter of 2018.  The effective tax rate for the third quarter of 2019 was 29.1%, compared to 28.7% for the third quarter of 2018. Income tax expense for the nine months ended September 30, 2019 was $13.8 million, compared to $8.2 million for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 28.4%, compared to 27.0% for the nine months ended September 30, 2018.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, other investments and interest‑bearing deposits in other financial institutions and securities available‑for‑sale, at fair value, increased 7% to $748.9 million at September 30, 2019, from $700.1 million at September 30, 2018, and increased 20% from $623.6 million at December 31, 2018.

•	At September 30, 2019, securities held‑to‑maturity, at amortized cost, totaled $342.0 million, compared to $375.7 million at September 30, 2018, and $377.2 million at December 31, 2018.

•

Loans, excluding loans held-for-sale, decreased $24.0 million, or (1%), to $1.88 billion at September 30, 2019, compared to $1.90 billion at September 30, 2018, primarily due to a decline of $72.5 million in commercial loans (“C&I”), $34.9 million in land and construction loans, $5.0 million in home equity loans, $4.8 million in purchased residential mortgages, and $3.8 million in purchased CRE loans, partially offset by an increase of $95.5 million in CRE loans. Loans, excluding loans held-for-sale, decreased $11.0 million, or (1%), to $1.88 billion at September 30, 2019, compared to $1.89 billion December 31, 2018.

•

Nonperforming assets (“NPAs”) were $14.2 million, or 0.45% of total assets, at September 30, 2019, compared to $24.7 million, or 0.77% of total assets, at September 30, 2018, and $14.9 million, or 0.48% of total assets, at December 31, 2018.

•

A large lending relationship was placed on nonaccrual during the second quarter of 2018.  At September 30, 2019, the recorded investment of this lending relationship decreased to $10.8 million, and the Company had a $6.0 million specific loan loss reserve allocated for this lending relationship, compared to a recorded investment of $21.8 million, and a $7.0 million specific loan loss reserve allocated for this lending relationship at September 30, 2018, and a recorded investment of $12.0 million, and a $6.7 million specific loan loss reserve allocated for this lending relationship at December 31, 2018, as a result of loan paydowns.

•

Classified assets decreased to $20.2 million, or 0.64% of total assets, at September 30, 2019, compared to $30.5 million, or 0.95% of total assets, at September 30, 2018, and $23.4 million, 0.76% of total assets, at December 31, 2018, primarily due to the payoff of classified loans.  There were no foreclosed assets at September 30, 2019, September 30, 2018, and December 31, 2018.

•	Net charge-offs totaled $160,000 for the third quarter of 2019, compared to net recoveries of $1.2 million for the third quarter of 2018, and net recoveries of $280,000 for the fourth quarter of 2018.

•

The allowance for loan losses (“ALLL”) at September 30, 2019 was $25.9 million, or 1.38% of total loans, representing 181.76% of total nonperforming loans. The allowance for loan losses at September 30, 2018 was $27.4 million, or 1.44% of total loans, representing 110.97% of total nonperforming loans. The allowance for loan losses at December 31, 2018 was $27.8 million, or 1.48% of total loans, representing 187.06% of total nonperforming loans.

•

Total deposits decreased $56.3 million, or (2%), to $2.69 billion at September 30, 2019, compared to $2.75 billion at September 30, 2018. Total deposits increased $51.5 million or 2% from $2.64 billion at December 31, 2018.

•

Deposits, excluding all time deposits and CDARS deposits, decreased $58.3 million, or (2%), to $2.52 billion at September 30, 2019, compared to $2.58 billion at September 30, 2018.  Deposits, excluding all time deposits and CDARS deposits, at September 30, 2019 increased $44.6 million, or 2% compared to $2.48 billion at December 31, 2018.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short‑term borrowings) to total assets was 4.79% at September 30, 2019, compared to 4.25% at September 30, 2018 and 4.53% at December 31, 2018.

•	The loan to deposit ratio was 69.74% at September 30, 2019, compared to 69.19% at September 30, 2018, and 71.52% at December 31, 2018.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at September 30, 2019.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Risk-Based	16.2%	15.2%	10.0%	10.5%
Tier 1 Risk-Based	13.3%	14.1%	8.0%	8.5%
Common Equity Tier 1 Risk-based	13.3%	14.1%	6.5%	7.0%
Leverage	10.0%	10.6%	5.0%	4.0%

(1)	Fully phased in Basel III requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits decreased $56.3 million, or (2%), to $2.69 billion at September 30, 2019, compared to $2.75 billion at September 30, 2018. Total deposits increased $51.5 million or 2% from $2.64 billion at December 31, 2018.  Deposits, excluding all time deposits and CDARS deposits, decreased $58.3 million, or (2%), to $2.52 billion at September 30, 2019, compared to $2.58 billion at September 30, 2018.  Deposits, excluding all time deposits and CDARS deposits, at September 30, 2019 increased $44.6 million, or 2% compared to $2.48 billion at December 31, 2018.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At September 30, 2019, we had $415.8 million in cash and cash equivalents and approximately $716.5 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $643.1 million at fair value in unpledged securities available at September 30, 2019. Our loan to deposit ratio was 69.74% at September 30, 2019, compared to 69.19% at September 30, 2018, and 71.52% at December 31, 2018.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, decreased $24.0 million, or (1%), to $1.88 billion at September 30, 2019, compared to $1.90 billion at September 30, 2018, primarily due to a decline of $72.5 million in C&I loans, $34.9 million in land and construction loans, $5.0 million in home equity loans, $4.8 million in purchased residential mortgages, and $3.8 million in purchased CRE loans, partially offset by an increase of $95.5 million in CRE loans. Loans, excluding loans held-for-sale, decreased $11.0 million, or (1%), to $1.88 billion at September 30, 2019, compared to $1.89 billion December 31, 2018. The loan portfolio remains well-diversified with C&I loans accounting for 28% of the loan portfolio at September 30, 2019, which included $44.2 million of factored receivables. CRE loans accounted for 58% of the total loan portfolio, of which 38% were occupied by businesses that own them.  Land and construction loans accounted for 5% of total loans, consumer and home equity loans accounted for 7% of total loans, and residential mortgage loans accounted for the remaining 2% of total loans at September 30, 2019.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income, before provision for loan losses, decreased (6%) to $30.6 million for the third quarter of 2019, compared to $32.5 million for the third quarter of 2018. For the first nine months of 2019, net interest income increased 4% to $92.6 million, compared to $89.0 million for the first nine months of 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions.

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

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments, which is the final guidance on the new current expected credit loss (“CECL”) model.  The new guidance will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates.  Early application is permitted for fiscal years beginning after December 15, 2018. The Company has established a company-wide, cross-functional governance structure, which oversees overall strategy for implementation of CECL. We have evaluated various loss methodologies to determine their correlation to our various loan categories historical performance, and we have  completed the data validation. The Company is focused on completing model validation, refining assumptions and continued review of the models. The Company also continues to focus on researching and resolving interpretive accounting issues in the ASU, contemplating various related accounting policies, developing processes and related controls and considering various reporting disclosures.  The magnitude of the change in the Company’s allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time. Further discussion of the adoption of CECL appears in Note 1 – Basis of Presentation – Newly Issued, but not yet Effective Accounting Standards in the financial statements in this Form 10-Q.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the third quarter of 2019 increased to $17.9 million, compared to $17.7 million for the third quarter of 2018, primarily due to higher merger-related costs for the third quarter of 2019. Noninterest expense for the nine months ended September 30, 2019 decreased to $54.3 million, compared to $58.6 million for the nine months ended September 30, 2018, primarily due to lower merger-related costs, partially offset by higher professional fees.  Professional fees for the nine months ended September 30, 2018 included a recovery of $922,000 from a legal settlement.

The following table presents the merger-related costs for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Salaries and employee benefits	$—	$183	$—	$3,576
Other	661	16	1,201	5,452
Total merger-related costs	$661	$199	$1,201	$9,028

Noninterest expense, excluding merger-related costs, totaled $17.2 million for the third quarter of 2019, compared to $17.5 million for the third quarter of 2018.  Noninterest expense, excluding merger-related costs, increased to $53.1 million for the nine months ended September 30, 2019, compared to $49.6 million for the nine months ended September 30, 2018, primarily due to a full nine months of additional staff and other operating expenses related to the Tri-Valley and United American acquisitions in the second quarter of 2018.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,855,840	$27,264	5.83%	$1,918,791	$28,632	5.92%
Securities — taxable	629,339	3,504	2.21%	624,352	3,483	2.21%
Securities — exempt from Federal tax (3)	83,403	671	3.19%	87,410	702	3.19%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	310,008	1,952	2.50%	335,373	1,940	2.29%
Total interest earning assets	2,878,590	33,391	4.60%	2,965,926	34,757	4.65%
Cash and due from banks	37,615			40,704
Premises and equipment, net	6,933			7,320
Goodwill and other intangible assets	94,441			96,436
Other assets	85,464			82,753
Total assets	$3,103,043			$3,193,139
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,041,712			$1,071,638

Demand, interest-bearing	670,203	571	0.34%	682,694	551	0.32%
Savings and money market	737,484	1,073	0.58%	823,762	761	0.37%
Time deposits — under $100	18,549	23	0.49%	23,699	23	0.39%
Time deposits — $100 and over	127,314	373	1.16%	131,262	237	0.72%
CDARS — interest-bearing demand, money
market and time deposits	16,990	2	0.05%	15,971	3	0.07%
Total interest-bearing deposits	1,570,540	2,042	0.52%	1,677,388	1,575	0.37%
Total deposits	2,612,252	2,042	0.31%	2,749,026	1,575	0.23%

Subordinated debt, net of issuance costs	39,477	583	5.86%	39,292	583	5.89%
Short-term borrowings	151	—	0.00%	133	1	2.98%
Total interest-bearing liabilities	1,610,168	2,625	0.65%	1,716,813	2,159	0.50%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,651,880	2,625	0.39%	2,788,451	2,159	0.31%
Other liabilities	60,077			54,717
Total liabilities	2,711,957			2,843,168
Shareholders’ equity	391,086			349,971
Total liabilities and shareholders’ equity	$3,103,043			$3,193,139

Net interest income / margin		30,766	4.24%		32,598	4.36%
Less tax equivalent adjustment		(141)			(147)
Net interest income		$30,625			$32,451

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $189,000 for the third quarter of 2019, compared to $73,000 for the third quarter of 2018.

(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21%.

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$1,842,870	$81,321	5.90%	$1,776,546	$77,272	5.82%
Securities — taxable	692,369	12,149	2.35%	662,274	11,112	2.24%
Securities — exempt from Federal tax	84,882	2,057	3.24%	87,990	2,120	3.22%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	249,473	5,094	2.73%	271,757	4,408	2.17%
Total interest earning assets	2,869,594	100,621	4.69%	2,798,567	94,912	4.53%
Cash and due from banks	37,293			37,890
Premises and equipment, net	7,024			7,330
Goodwill and other intangible assets	94,976			77,777
Other assets	85,312			82,666
Total assets	$3,094,199			$3,004,230
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,022,654			$1,003,590

Demand, interest-bearing	686,144	1,801	0.35%	651,445	1,319	0.27%
Savings and money market	744,333	3,015	0.54%	769,448	1,823	0.32%
Time deposits — under $100	19,392	66	0.46%	21,235	58	0.37%
Time deposits — $100 and over	126,732	986	1.04%	131,436	564	0.57%
CDARS — interest-bearing demand, money
market and time deposits	14,151	5	0.05%	16,086	8	0.07%
Total interest-bearing deposits	1,590,752	5,873	0.49%	1,589,650	3,772	0.32%
Total deposits	2,613,406	5,873	0.30%	2,593,240	3,772	0.19%

Subordinated debt, net of issuance costs	39,414	1,731	5.87%	39,246	1,731	5.90%
Short-term borrowings	120	1	1.11%	76	1	1.76%
Total interest-bearing liabilities	1,630,286	7,605	0.62%	1,628,972	5,504	0.45%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,652,940	7,605	0.38%	2,632,562	5,504	0.28%
Other liabilities	60,340			54,204
Total liabilities	2,713,280			2,686,766
Shareholders’ equity	380,919			317,464
Total liabilities and shareholders’ equity	$3,094,199			$3,004,230

Net interest income / margin		93,016	4.33%		89,408	4.27%
Less tax equivalent adjustment		(433)			(445)
Net interest income		$92,583			$88,963

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)

Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $490,000 for the nine months ended September 30, 2019, compared to $322,000 for the nine months ended September 30, 2018.

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

	Three Months Ended September 30,
	2019 vs. 2018
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(932)	$(436)	$(1,368)
Securities — taxable	26	(5)	21
Securities — exempt from Federal tax (1)	(32)	1	(31)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(161)	173	12
Total interest income on interest-earning assets	(1,099)	(267)	(1,366)

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(14)	34	20
Savings and money market	(131)	443	312
Time deposits — under $100	(6)	6	—
Time deposits — $100 and over	(11)	147	136
CDARS — interest-bearing demand, money market
and time deposits	—	(1)	(1)
Subordinated debt, net of issuance costs	3	(3)	—
Short-term borrowings	—	(1)	(1)
Total interest expense on interest-bearing liabilities	(159)	625	466
Net interest income	$(940)	$(892)	(1,832)
Less tax equivalent adjustment			6
Net interest income			$(1,826)

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21%.

	Nine Months Ended September 30,
	2019 vs. 2018
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$2,924	$1,125	$4,049
Securities — taxable	508	529	1,037
Securities — exempt from Federal tax (1)	(75)	12	(63)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(455)	1,141	686
Total interest income on interest-earning assets	2,902	2,807	5,709

Expense from the interest-bearing liabilities:
Demand, interest-bearing	96	386	482
Savings and money market	(93)	1,285	1,192
Time deposits — under $100	(7)	15	8
Time deposits — $100 and over	(36)	458	422
CDARS — interest-bearing demand, money market
and time deposits	(1)	(2)	(3)
Subordinated debt, net of issuance costs	8	(8)	—
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	(33)	2,134	2,101
Net interest income	$2,935	$673	3,608
Less tax equivalent adjustment			12
Net interest income			$3,620

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21%.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 12 basis points to 4.24% for the third quarter of 2019, from 4.36% for the third quarter of 2018, primarily due to a decline in the average balance of loans, and a higher cost of deposits.

For the first nine months of 2019, the net interest margin expanded 6 basis points to 4.33%, compared to 4.27% for the first nine months of 2018, primarily due to a higher average balance of loans and securities, the impact of increases in the yields on loans, investment securities, and overnight funds, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, partially offset by an increase in the cost of deposits, and a decrease in the average balance of Bay View Funding’s factored receivables.

The average yield on the loan portfolio decreased to 5.83% for the third quarter of 2019, compared to 5.92% for the third quarter of 2018, primarily due to decrease in the average balance of Bay View Funding’s factored receivables. The average yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 10 basis points for the third quarter of 2019, compared to the third quarter of 2018.

The average yield on the loan portfolio increased to 5.90% for the first nine months of 2019, compared to 5.82% for the first nine months of 2018, primarily due to increases in the prime rate, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions. The yield on the Company’s legacy loan portfolio (excluding the purchased residential loans, purchased CRE loans, factored receivables portfolio, and accretion of the loan purchase discount from the acquisitions) increased 21 basis points for the first nine months of 2019 compared to the first nine months of 2018.

The cost of total deposits was 0.31% for the third quarter of 2019, compared to 0.23% for the third quarter of 2018. The cost of total deposits was 0.30% for the first nine months of 2019, compared to 0.19% for the first nine months of 2018.

Net interest income, before the provision for loan losses, decreased (6%) to $30.6 million for the third quarter of 2019, compared to $32.5 million for the third quarter of 2018. Net interest income increased 4% to $92.6 million for the nine months ended September 30, 2019, compared to $89.0 million for the nine months ended September 30, 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions.

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

There was a $576,000 credit to the provision for loan losses for the third quarter of 2019, compared to a $425,000 credit to the provision for loan losses for the third quarter of 2018. For the nine months ended September 30, 2019, there was a $2.4 million credit to the provision for loan losses compared to a $7.3 million provision for loan losses for the nine months ended September 30, 2018. The higher provision for loan losses for the first nine months of 2018 included a $7.0 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

The allowance for loan losses totaled $25.9 million, or 1.38% of total loans at September 30, 2019, compared to $27.4 million, or 1.44% of total loans at September 30, 2018, and $27.8 million, or 1.48% of total loans at December 31, 2018.  The allowance for loan losses to total nonperforming loans was 181.76% at September 30, 2019, compared to 110.97% at September 30, 2018, and 187.06% at December 31, 2018.  Net charge-offs totaled $160,000 for the third quarter of 2019, compared to net recoveries of $1.2 million for the third quarter of 2018, and net recoveries of $280,000 for the fourth quarter of 2018.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase
	Three Months Ended		(decrease)
	September 30,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,032	$1,107	$(75)	(7)%
Increase in cash surrender value of life insurance	336	216	120	56%
Gain on sales of securities	330	—	330	N/A
Gain on sales of SBA loans	156	236	(80)	(34)%
Servicing income	139	163	(24)	(15)%
Other	625	484	141	29%
Total	$2,618	$2,206	$412	19%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,370	$2,981	$389	13%
Increase in cash surrender value of life insurance	999	816	183	22%
Gain on sales of securities	878	266	612	230%
Gain on sales of SBA loans	331	551	(220)	(40)%
Servicing income	480	533	(53)	(10)%
Other	1,793	2,034	(241)	(12)%
Total	$7,851	$7,181	$670	9%

Total noninterest income increased to $2.6 million for the third quarter of 2019, compared to $2.2 million for the third quarter of 2018, primarily due to a $330,000 gain on sales of securities for the third quarter of 2019.  For the nine months ended September 30, 2019, noninterest income increased to $7.9 million, compared to $7.2 million for the nine months ended September 30, 2018. The increase in noninterest income for the first nine months of 2019, was primarily due to higher service charges and fees on deposit accounts, and a higher gain on sales of securities for the first nine months of 2019, partially offset by lower gain on sales of SBA loans for the first nine months of 2019, and proceeds from a legal settlement in the first nine months of 2018.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the third quarter ended September 30, 2019, SBA loan sales resulted in a $156,000 gain, compared to a $236,000 gain on sales of SBA loans for the third quarter ended September 30, 2018. For the nine months ended September 30, 2019, SBA loan sales resulted in a $331,000 gain, compared to a $551,000 gain on sale of SBA loans for the nine months ended September 30, 2018.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

			Increase
	Three Months Ended		(Decrease)
	September 30,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,467	$10,536	$(69)	(1)%
Occupancy and equipment	1,550	1,559	(9)	(1)%
Professional fees	789	721	68	9%
Merger-related costs (1)	661	199	462	232%
Software subscriptions	601	555	46	8%
Amortization of intangible assets	554	631	(77)	(12)%
Insurance expense	479	430	49	11%
Data processing	454	525	(71)	(14)%
Other	2,354	2,572	(218)	(8)%
Total	$17,909	$17,728	$181	1%

(1)

Severance and retention expense of $183,000 for the third quarter of 2018 is included in the “Salaries and employee benefits” category in the Consolidated Statements of Income. Other acquisition and integration costs of $661,000 and $16,000 for the third quarter of 2019 and the third quarter of 2018, respectively, is included in the “Other noninterest expense” category in the Consolidated Statements of Income.

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2019 versus 2018
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$31,935	$31,726	$209	1%
Occupancy and equipment	4,634	3,927	707	18%
Professional fees	2,360	2,038	322	16%
Merger-related costs (1)	1,201	9,028	(7,827)	(87)%
Software subscriptions	1,746	1,747	(1)	0%
Amortization of intangible assets	1,661	1,336	325	24%
Insurance expense	1,354	1,236	118	10%
Data processing	1,865	1,501	364	24%
Recovery of legal fees (2)	—	(922)	922	(100)%
Other	7,516	6,963	553	8%
Total	$54,272	$58,580	$(4,308)	(7)%

(1)

Severance and retention expense of $3.6 million for the first nine months of 2018 is included in the “Salaries and employee benefits” category in the Consolidated Statements of Income.  Other acquisition and integration costs of $1.2 million and $5.4 million for the first nine months of 2019 and the first nine months of 2018, respectively, is included in the “Other noninterest expense” category in the Consolidated Statements of Income.

(2)	Included in professional fees for the nine months ended September 30, 2018 in the Consolidated Statements of Income

Noninterest Expense by Category

	Three Months Ended September 30,
		Percent of		Percent of
	2019	Total	2018	Total
	(Dollars in thousands)
Salaries and employee benefits	$10,467	58%	$10,536	59%
Occupancy and equipment	1,550	9%	1,559	9%
Professional fees	789	4%	721	4%
Merger-related costs (1)	661	4%	199	1%
Software subscriptions	601	3%	555	3%
Amortization of intangible assets	554	3%	631	4%
Insurance expense	479	3%	430	2%
Data processing	454	3%	525	3%
Other	2,354	13%	2,572	15%
Total	$17,909	100%	$17,728	100%

(1)

Severance and retention expense of $183,000 for the third quarter of 2018 is included in the “Salaries and employee benefits” category in the Consolidated Statements of Income. Other acquisition and integration costs of $661,000 and $16,000 for the third quarter of 2019 and the third quarter of 2018, respectively, is included in the “Other noninterest expense” category in the Consolidated Statements of Income.

	Nine Months Ended September 30,
	2019		2018
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits	$31,935	59%	$31,726	54%
Occupancy and equipment	4,634	9%	3,927	7%
Professional fees	2,360	4%	2,038	3%
Merger-related costs (1)	1,201	2%	9,028	15%
Software subscriptions	1,746	3%	1,747	3%
Amortization of intangible assets	1,661	3%	1,336	2%
Insurance expense	1,354	3%	1,236	2%
Data processing	1,865	3%	1,501	3%
Recovery of legal fees (2)	—	—%	(922)	(2)%
Other	7,516	14%	6,963	12%
Total	$54,272	100%	$58,580	100%

(1)

Severance and retention expense of $3.6 million for the first nine months of 2018 is included in the “Salaries and employee benefits” category in the Consolidated Statements of Income.  Other acquisition and integration costs of $1.2 million and $5.4 million for the first nine months of 2019 and the first nine months of 2018, respectively, is included in the “Other noninterest expense” category in the Consolidated Statements of Income.

(2)	Included in professional fees in the Consolidated Statements of Income

Total noninterest expense for the third quarter of 2019 increased to $17.9 million, compared to $17.7 million for the third quarter of 2018, primarily due to higher merger related costs for the third quarter of 2019, partially offset by lower FDIC assessments. Noninterest expense for the third quarter of 2019 included total merger-related costs of $661,000 for the Presidio acquisition (all included in other noninterest expense), compared to total merger-related costs of $199,000 for the third quarter of 2018 for the Tri-Valley and United American acquisitions.  The merger-related costs of $199,000 for the third quarter of 2018 consisted of $183,000 included in salaries and employee benefits expense and $16,000 included in other noninterest expense.  There were no FDIC assessments for the third quarter of 2019, compared to FDIC assessments of $263,000 for the third quarter of 2018.

Noninterest expense for the nine months ended September 30, 2019 decreased to $54.3 million, compared to $58.6 million for the nine months ended September 30, 2018, primarily due to lower merger-related costs, and FDIC assessments, partially offset by higher professional fees.  Noninterest expense for the nine months ended September 30, 2019 included total merger-related costs of $1.2 million for the Presidio acquisition (all included in other noninterest expense), compared to total merger-related costs of $9.0 million for the nine months ended September 30, 2018 for the Tri-Valley and United American acquisitions.  The merger-related costs of $9.0 million for the nine months ended September 30, 2018 consisted of $3.6 million included in salaries and employee benefits and $5.4 million in other noninterest expense. Professional fees for the nine months ended September 30, 2018 included a recovery of $922,000 from a legal settlement. FDIC assessments were $446,000 for the nine months ended September 30, 2019, compared to FDIC assessments of $710,000 for the nine months ended September 30, 2018. Full time equivalent employees were 308, 296, and 302 at September 30, 2019, September 30, 2018, and December 31, 2018, respectively

Income Tax Expense

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Effective income tax rate	29.1%	28.7%	28.4%	27.0%

The Company’s income tax expense for the third quarter of 2019 was $4.6 million, compared $5.0 million for the third quarter of 2018.  Income tax expense for the nine months ended September 30, 2019 was $13.8 million, compared to $8.2 million for the nine months ended September 30, 2018.

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

The Company had net deferred tax assets of $21.7 million at September 30, 2019, $28.1 million at September 30, 2018,  and $27.1 million at December 31, 2018. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2019, September 30, 2018, and December 31, 2018 will be fully realized in future years.

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

	Three Months Ended September 30, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,371	$2,879	$33,250
Intersegment interest allocations	303	(303)	—
Total interest expense	2,625	—	2,625
Net interest income	28,049	2,576	30,625
Provision (credit) for loan losses	(1,019)	443	(576)
Net interest income after provision	29,068	2,133	31,201
Noninterest income	2,488	130	2,618
Noninterest expense (2)	16,204	1,705	17,909
Intersegment expense allocations	125	(125)	—
Income before income taxes	15,477	433	15,910
Income tax expense	4,505	128	4,633
Net income	$10,972	$305	$11,277

Total assets	$3,119,367	$63,104	$3,182,471
Loans, net of deferred fees	$1,831,172	$44,215	$1,875,387
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $661,000 for the third quarter of 2019

	Three Months Ended September 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,425	$4,185	$34,610
Intersegment interest allocations	601	(601)	—
Total interest expense	2,159	—	2,159
Net interest income	28,867	3,584	32,451
Provision (credit) for loan losses	(671)	246	(425)
Net interest income after provision	29,538	3,338	32,876
Noninterest income	2,011	195	2,206
Noninterest expense (2)	16,045	1,683	17,728
Intersegment expense allocations	172	(172)	—
Income before income taxes	15,676	1,678	17,354
Income tax expense	4,483	496	4,979
Net income	$11,193	$1,182	$12,375

Total assets	$3,107,897	$85,013	$3,192,910
Loans, net of deferred fees	$1,828,379	$71,008	$1,899,387
Goodwill	$70,708	$13,044	$83,752

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $199,000 for the third quarter of 2018

	Nine Months Ended September 30, 2019
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$91,388	$8,800	$100,188
Intersegment interest allocations	909	(909)	—
Total interest expense	7,605	—	7,605
Net interest income	84,692	7,891	92,583
Provision (credit) for loan losses	(2,655)	278	(2,377)
Net interest income after provision	87,347	7,613	94,960
Noninterest income	7,361	490	7,851
Noninterest expense (2)	49,189	5,083	54,272
Intersegment expense allocations	378	(378)	—
Income before income taxes	45,897	2,642	48,539
Income tax expense	12,982	781	13,763
Net income	$32,915	$1,861	$34,776

Total assets	$3,119,367	$63,104	$3,182,471
Loans, net of deferred fees	$1,831,172	$44,215	$1,875,387
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $1.2 million for the first nine months of 2019

	Nine Months Ended September 30, 2018
	Banking(1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$83,781	$10,686	$94,467
Intersegment interest allocations	1,304	(1,304)	—
Total interest expense	5,504	—	5,504
Net interest income	79,581	9,382	88,963
Provision for loan losses	6,958	321	7,279
Net interest income after provision	72,623	9,061	81,684
Noninterest income	6,628	553	7,181
Noninterest expense (2)	53,813	4,767	58,580
Intersegment expense allocations	574	(574)	—
Income before income taxes	26,012	4,273	30,285
Income tax expense	6,923	1,263	8,186
Net income	$19,089	$3,010	$22,099

Total assets	$3,107,897	$85,013	$3,192,910
Loans, net of deferred fees	$1,828,379	$71,008	$1,899,387
Goodwill	$70,708	$13,044	$83,752

(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $9.0 million for the first nine months of 2018

Banking.  Our banking segment’s net income was $11.0 million for the three months ended September 30, 2019, compared to $11.2 million for the three months ended September 30, 2018. Our banking segment’s net income was $32.9 million for the nine months ended September 30, 2019, compared to $19.1 million for the nine months ended September 30, 2018. The banking segment’s earnings for the third quarter of 2019, and for the first nine months of 2019 were reduced by merger-related costs of $661,000, and $1.2 million, respectively, for the merger with Presidio completed on October 11, 2019.  Earnings for the third quarter of 2018 and for the first nine months of 2018 were reduced by merger-related costs of $199,000 and $9.0 million, respectively, for the acquisitions of Tri-Valley completed on April 6, 2018, and United American completed on May 4, 2018.  The decrease in net interest income for the third quarter of 2019, compared to the third quarter of 2018, was primarily due to a decrease in the average balance of loans, and an increase in the cost of deposits.  The increase in net interest income for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions and the positive impact of rising interest rates, partially offset by an increase in the cost of deposits. The decrease in the provision for loan losses for first nine months of 2019, compared to the first nine months of 2018, was primarily due to the $7.0 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. Noninterest income increased to $2.5 million for the third quarter of 2019, from $2.0 million for the third quarter of 2018, primarily due to a higher gain on sales of securities for the third quarter of 2019. The increase in noninterest income for the first nine months of 2019, compared to the first nine months of 2018, was primarily due to higher service charges and fees on deposit accounts, and a higher gain on sales of securities for the first nine months of 2019, partially offset by lower gain on sales of SBA loans for the first nine months of 2019, and proceeds from a legal settlement in the first nine months of 2018.  The increase in noninterest expense for the third quarter of 2019, compared to the third quarter of 2018, was primarily due to higher merger-related costs for the third quarter of 2019. Noninterest expense for the nine months ended September 30, 2019 decreased to $49.2 million, compared to $53.8 million for the nine months ended September 30, 2018, primarily due to lower merger-related costs, partially offset by higher professional fees. Professional fees for the nine months ended September 30, 2018 included a recovery of $922,000 from a legal settlement.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 37 days for the nine months ended September 30, 2019, compared to 35 days for the nine months ended September 30, 2018. Net interest income for the three months and nine months ended September 30, 2019, decreased from the comparable periods in 2018, primarily due to a decrease in the average balance of factored receivables outstanding.

FINANCIAL CONDITION

At September 30, 2019, total assets remained relatively flat at $3.18 billion, compared to $3.19 billion at September 30, 2018, and increased from $3.10 billion at December 31, 2018.

Securities available‑for‑sale, at fair value, were $333.1 million at September 30, 2019, an increase of 4% from $319.1 million at September 30, 2018, and a decrease of (27%) from $459.0 million at December 31, 2018. Securities held‑to‑maturity, at amortized cost, were $342.0 million at September 30, 2019, a decrease of (9%) from $375.7 million at September 30, 2018, and a decrease of (9%) from $377.2 million at December 31, 2018. Loans, excluding loans held-for-sale, decreased $24.0 million, or (1%), to $1.88 billion at September 30, 2019, compared to $1.90 billion at September 30, 2018, primarily due to a decline of $72.5 million in C&I, $34.9 million in land and construction loans, $5.0 million in home equity loans, $4.8 million in purchased residential mortgages, and $3.8 million in purchased CRE loans, partially offset by an increase of $95.5 million in CRE loans. Loans, excluding loans held-for-sale, decreased $11.0 million, or (1%), to $1.88 billion at September 30, 2019, compared to $1.89 billion December 31, 2018.

Total deposits decreased $56.3 million, or (2%), to $2.69 billion at September 30, 2019, compared to $2.75 billion at September 30, 2018. Total deposits increased $51.5 million or 2% from $2.64 billion at December 31, 2018.  Deposits, excluding all time deposits and CDARS deposits, decreased $58.3 million, or (2%), to $2.52 billion at September 30, 2019, compared to $2.58 billion at September 30, 2018.  Deposits, excluding all time deposits and CDARS deposits, at September 30, 2019 increased $44.6 million, or 2% compared to $2.48 billion at December 31, 2018.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$212,742	$311,665	$302,854
U.S. Treasury	120,359	—	148,753
U.S. Government sponsored entities	—	7,406	7,436
Total	$333,101	$319,071	$459,043
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$259,312	$288,594	$291,241
Municipals — exempt from Federal tax	82,721	87,138	85,957
	$342,033	$375,732	$377,198

The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2019:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	N/A	$210,300	2.21%	$2,442	2.50%	$—	N/A	$212,742	2.21%
U.S. Treasury	29,947	2.78%	90,412	2.85%	—	N/A	—	N/A	120,359	2.83%
Total	$29,947	2.78%	$300,712	2.40%	$2,442	2.50%	$—	N/A	$333,101	2.44%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	N/A	$216,437	2.02%	$6,038	2.29%	$36,837	3.13%	$259,312	2.18%
Municipals — exempt from Federal tax (1)	16,966	3.27%	62,517	3.21%	1,748	3.54%	1,490	3.22%	82,721	3.23%
Total	$16,966	3.27%	$278,954	2.28%	$7,786	2.57%	$38,327	3.13%	$342,033	2.43%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The investment securities available-for-sale portfolio, at fair value, totaled $333.1 million at September 30, 2019, compared to $319.1 million at September 30, 2018, and $459.0 million at December 31, 2018.  At September 30, 2019, the Company’s securities available-for-sale portfolio comprised $212.7 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), and $120.4 million of U.S. Treasury. The pre-tax unrealized gain on securities available-for-sale at September 30, 2019 was $1.7 million, compared to a pre-tax unrealized loss on securities available-for-sale of ($12.7) million at September 30, 2018, and a pre-tax unrealized loss on securities available-for-sale of ($7.7) million at December 31, 2018.  All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio.

During the third quarter of 2019, the Company sold $38.9 million of securities available-for-sale for a net gain of $330,000.  The securities sold consisted of $18.6 million of agency mortgage-backed securities, $20.3 million of U.S. Treasury securities. For the nine months ended, the Company sold $98.7 million of securities available-for-sale for a net gain of $878,000.  The securities sold consisted of $60.8 million of agency mortgage-backed securities, $30.5 million of U.S. Treasury securities, and $7.4 million of U.S. Government sponsored entities debt securities.

At September 30, 2019, investment securities held‑to‑maturity, at amortized cost, totaled $342.0 million, a decrease of (9%) from $375.7 million at September 30, 2018, and a decrease of (9%) from $377.2 million at December 31, 2018. At September 30, 2019, the Company’s securities held-to-maturity portfolio was comprised of $259.3 million of agency mortgage-backed securities, and $82.7 million of tax-exempt municipal bonds.  During the third quarter of 2019, the Company purchased $8.4 million of agency-mortgage backed securities held-to-maturity, with a weighted average book yield of 2.60% and a weighted average duration of 5.72 years.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 59% of total assets at both September 30, 2019 and September 30, 2018, and represented 61% at December 31, 2018. The ratio of loans to deposits was 69.74% at September 30, 2019, compared to 69.19% at September 30, 2018, and 71.52% at December 31, 2018.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2019		September 30, 2018		December 31, 2018
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$528,060	28%	$600,594	31%	$597,763	32%
Real estate:
CRE	1,080,235	58%	988,491	52%	994,067	52%
Land and construction	96,610	5%	131,548	7%	122,358	6%
Home equity	111,610	6%	116,657	6%	109,112	6%
Residential mortgages	47,276	2%	52,441	3%	50,979	3%
Consumer	11,701	1%	9,932	1%	12,453	1%
Total Loans	1,875,492	100%	1,899,663	100%	1,886,732	100%
Deferred loan fees, net	(105)	—	(276)	—	(327)	—
Loans, net of deferred fees	1,875,387	100%	1,899,387	100%	1,886,405	100%
Allowance for loan losses	(25,895)		(27,426)		(27,848)
Loans, net	$1,849,492		$1,871,961		$1,858,557

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 71% of its gross loans were secured by real property at September 30, 2019, compared to 68% at September 30, 2018 and 67% at December 31, 2018. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the third quarter and nine months ended September 30, 2019, loans were sold resulting in a gain on sales of SBA loans of $156,000, and $331,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 37 days for the first nine months of 2019, compared to 35 days for the first nine months of 2018. The balance of the purchased receivables was $44.2 million at September 30, 2019, compared to $71.0 million at September 30, 2018 and $53.6 million at December 31, 2018.

The commercial loan portfolio decreased $72.5 million, or (12%), to $528.1 million at September 30, 2019 from $600.6 million at September 30, 2018 and decreased $69.7 million, or (12%), from $597.8 million at December 31, 2018.  C&I line usage was 35% at September 30, 2019, compared to 36% at both September 30, 2018 and December 31, 2018.

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

The CRE loan portfolio increased $91.7 million, or 9%, to $1.08 billion at September 30, 2019, compared to $988.5 million at September 30, 2018, and increased $86.2 million, or 9%, from $994.1 million at December 31, 2018.  At September 30, 2019, there was 38% of the CRE loan portfolio secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased $34.9 million, or (27%), to $96.6 million at

September 30, 2019, compared to $131.5 million at September 30, 2018, and decreased $25.7 million, or (21%), from $122.3 million at December 31, 2018.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased $5.0 million, or (4%), to $111.6 million at September 30, 2019, compared to $116.6 million at September 30, 2018, and increased $2.5 million, or 2%, from $109.1 million at December 31, 2018.

Residential mortgage loans decreased $5.1 million, or (10%), to $47.3 million at September 30, 2019, compared to $52.4 million at September 30, 2018, and decreased $3.7 million, or (7%) from $51.0 million at December 31, 2018.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $65.9 million and $109.8 million at September 30, 2019, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of September 30, 2019. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2019, approximately 46% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$406,771	99,384	21,905	$528,060
Real estate:
CRE	142,741	456,074	481,420	1,080,235
Land and construction	94,911	1,699	—	96,610
Home equity	103,903	3,928	3,779	111,610
Residential mortgages	444	11,246	35,586	47,276
Consumer	11,163	538	—	11,701
Loans	$759,933	$572,869	$542,690	$1,875,492

Loans with variable interest rates	$668,505	137,347	60,573	$866,425
Loans with fixed interest rates	91,428	435,522	482,117	1,009,067
Loans	$759,933	$572,869	$542,690	$1,875,492

Loan Servicing

As of September 30, 2019 and 2018, $87.2 million and $113.1 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning of period balance	$677	$1,065	$871	$1,373
Additions	35	84	75	160
Amortization	(121)	(170)	(355)	(554)
End of period balance	$591	$979	$591	$979

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2019 and 2018, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Beginning of period balance	$572	$919	$568	$968
Unrealized holding loss	(31)	(56)	(27)	(105)
End of period balance	$541	$863	$541	$863

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $17.3 million and $8.9 million at September 30, 2019 and December 31, 2018, respectively, of which $12.4 million and $430,000 were on nonaccrual, respectively. At September 30, 2019, there were also $1.2 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2018, there were also $13.3 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,		December 31,
	2019	2018	2018
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$13,638	$23,342	$13,699
Restructured and loans 90 days past due and
still accruing	609	1,373	1,188
Total nonperforming loans	14,247	24,715	14,887
Foreclosed assets	—	—	—
Total nonperforming assets	$14,247	$24,715	$14,887

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.76%	1.30%	0.79%
Nonperforming assets as a percentage of total assets	0.45%	0.77%	0.48%

Nonperforming assets were $14.2 million, or 0.45% of total assets, at September 30, 2019, compared to $24.7 million, or 0.77% of total assets, at September 30, 2018, and $14.9 million, or 0.48% of total assets, at December 31, 2018.

A large lending relationship was placed on nonaccrual during the second quarter of 2018.  At September 30, 2019, the recorded investment of this lending relationship decreased to $10.8 million, and the Company had a $6.0 million specific loan loss allocated for this lending relationship, compared to a recorded investment of $21.8 million and a $7.0 million specific loan loss reserve allocated for this lending relationship at September 30, 2018, and a recorded investment of $12.0 million, and a $6.7 million specific loan loss reserve allocated for this lending relationship at December 31, 2018, as a result of loan paydowns.

The following table presents nonperforming loans by class at the dates indicated:

	September 30, 2019			December 31, 2018
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$8,397	$385	$8,782	$8,279	$963	$9,242
Real estate:
CRE	5,094	—	5,094	5,094	—	5,094
Home equity	147	224	371	326	225	551
Total	$13,638	$609	$14,247	$13,699	$1,188	$14,887

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

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	September 30, 2019			September 30, 2018			December 31, 2018
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$515,769	$12,291	$528,060	$577,325	$23,269	$600,594	$584,845	$12,918	$597,763
Real estate:
CRE	1,073,989	6,246	1,080,235	982,852	5,639	988,491	985,193	8,874	994,067
Land and construction	96,610	—	96,610	131,548	—	131,548	122,358	—	122,358
Home equity	109,922	1,688	111,610	115,019	1,638	116,657	107,495	1,617	109,112
Residential mortgages	47,276	—	47,276	52,441	—	52,441	50,979	—	50,979
Consumer	11,701	—	11,701	9,932	—	9,932	12,453	—	12,453
Total	$1,855,267	$20,225	$1,875,492	$1,869,117	$30,546	$1,899,663	$1,863,323	$23,409	$1,886,732

Classified loans decreased to $20.2 million, or 0.64% of total assets, at September 30, 2019, compared to $30.5 million, or 0.95% of total assets, at September 30, 2018 and $23.4 million, or 0.76% of total assets at December 31, 2018, primarily due to the payoff of classified loans.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Nine Months Ended September 30, 2019
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2019	$613	$36	$649
Additions	2	7	9
Principal repayments	(118)	(37)	(155)
Balance at September 30, 2019	$497	$6	$503

	Nine Months Ended September 30, 2018
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2018	$309	$16	$325
Additions	384	—	384
Principal repayments	(17)	(16)	(33)
Balance at September 30, 2018	$676	$—	$676

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

The following tables summarize the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$15,234	$11,307	$90	$26,631
Charge-offs	(315)	—	(3)	(318)
Recoveries	115	43	—	158
Net (charge-offs) recoveries	(200)	43	(3)	(160)
Provision (credit) for loan losses	(378)	(207)	9	(576)
End of period balance	$14,656	$11,143	$96	$25,895

	Three Months Ended September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,522	$9,020	$122	$26,664
Charge-offs	(719)	—	(25)	(744)
Recoveries	1,897	34	—	1,931
Net (charge-offs) recoveries	1,178	34	(25)	1,187
Provision (credit) for loan losses	(1,427)	1,022	(20)	(425)
End of period balance	$17,273	$10,076	$77	$27,426

	Nine Months Ended September 30, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(617)	—	(3)	(620)
Recoveries	917	127	—	1,044
Net (charge-offs) recoveries	300	127	(3)	424
Provision (credit) for loan losses	(2,705)	345	(17)	(2,377)
End of period balance	$14,656	$11,143	$96	$25,895

	Nine Months Ended September 30, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(1,835)	—	(25)	(1,860)
Recoveries	2,229	120	—	2,349
Net (charge-offs) recoveries	394	120	(25)	489
Provision for loan losses	6,271	1,006	2	7,279
End of period balance	$17,273	$10,076	$77	$27,426

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

Allocation of Allowance for Loan Losses

	September 30,
	2019		2018		December 31, 2018
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$14,656	28%	$17,273	31%	$17,061	32%
Real estate:
CRE	7,682	58%	6,053	52%	6,737	52%
Land and construction	1,658	5%	1,987	7%	2,008	6%
Home equity	1,560	6%	1,826	6%	1,609	6%
Residential mortgages	243	2%	210	3%	317	3%
Consumer	96	1%	77	1%	116	1%
Total	$25,895	100%	$27,426	100%	$27,848	100%

The allowance for loan losses totaled $25.9 million, or 1.38% of total loans at September 30, 2019, compared to $27.4 million, or 1.44% of total loans at September 30, 2018, and $27.8 million, or 1.48% of total loans at December 31, 2018. The allowance for loan losses was 181.76% of nonperforming loans at September 30, 2019, compared to 110.97% of nonperforming loans at September 30, 2018, and 187.06% of nonperforming loans at December 31, 2018. The Company had net charge-offs of $160,000, or 0.03% of average loans, for the third quarter of 2019, compared to net recoveries of $1.2 million, or (0.24%) of average loans, for the third quarter of 2018, and net recoveries $280,000, or (0.06%) of average loans, for the fourth quarter of 2018.

The allowance for loan losses related to the commercial portfolio decreased $2.4 million, at September 30, 2019 from December 31, 2018, largely due to the reduction of a specific loan loss reserve allocated for a single large lending relationship that was placed on nonaccrual during the second quarter of 2018, and the payoff of nonperforming loans. The allowance for loan losses related to the real estate portfolio increased $473,000 at September 30, 2019 from December 31, 2018, primarily due to an increase in CRE loans.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations.  The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $7.1 million on its consolidated statement of financial condition at September 30, 2019, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $83.7 million at both September 30, 2019 and December 31, 2018, which consisted of $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, and $24.3 million related to the United American acquisition.

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

Other intangible assets were $10.3 million at September 30, 2019, compared to $12.0 million at December 31, 2018.  A customer relationship and brokered relationship intangible assets arising from the acquisition of Bay View Funding were $997,000 at September 30, 2019 and $1.1 million December 31, 2018, net of accumulated amortization.  The core deposit intangible assets arising from the acquisition of Focus was $3.0 million at September 30, 2019 and $3.5 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the Tri-Valley acquisition were $1.6 million at September 30, 2019 and $1.8 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the United American acquisition were $4.9 million at September 30, 2019 and $5.6 million at December 31, 2018, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2019		September 30, 2018		December 31, 2018
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,094,953	41%	$1,081,846	39%	$1,021,582	39%
Demand, interest-bearing	666,054	25%	670,624	24%	702,000	27%
Savings and money market	761,471	28%	828,297	30%	754,277	28%
Time deposits — under $250	53,560	2%	68,194	3%	58,661	2%
Time deposits — $250 and over	95,543	3%	84,763	3%	86,114	3%
CDARS — interest-bearing demand,
money market and time deposits	17,409	1%	11,575	1%	14,898	1%
Total deposits	$2,688,990	100%	$2,745,299	100%	$2,637,532	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits and September 30, 2019 and at December 31, 2018.

Total deposits decreased $56.3 million, or (2%), to $2.69 billion at September 30, 2019, compared to $2.75 billion at September 30, 2018. Total deposits increased $51.5 million or 2% from $2.64 billion at December 31, 2018.  Deposits, excluding all time deposits and CDARS deposits, decreased $58.3 million, or (2%), to $2.52 billion at September 30, 2019, compared to $2.58 billion at September 30, 2018.  Deposits, excluding all time deposits and CDARS deposits, at September 30, 2019 increased $44.6 million, or 2% compared to $2.48 billion at December 31, 2018.

At September 30, 2019, the $17.4 million CDARS deposits comprised $13.0 million of interest-bearing demand deposits, $2.5 million of money market accounts and $1.9 million of time deposits. At September 30, 2018, the $11.6 million CDARS deposits comprised $7.3 of million of interest-bearing demand deposits, $1.4 million of money market accounts and $2.9 million of time deposits. At December 31, 2018, the $14.9 million CDARS deposits comprised $8.7 million of interest-bearing demand deposits, $3.4 million of money market accounts and $2.8 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of September 30, 2019:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$46,961	48%
Over three months through six months	17,877	18%
Over six months through twelve months	26,982	28%
Over twelve months	5,660	6%
Total	$97,480	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Return on average assets	1.44%	1.54%	1.50%	0.98%
Return on average tangible assets	1.49%	1.59%	1.55%	1.01%
Return on average equity	11.44%	14.03%	12.21%	9.31%
Return on average tangible equity	15.08%	19.36%	16.26%	12.33%
Average equity to average assets ratio	12.60%	10.96%	12.31%	10.57%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $753.1 million at September 30, 2019, compared to $721.0 million at September 30, 2018, and $740.4 million at December 31, 2018. Unused commitments represented 40% outstanding gross loans at September 30, 2019, 38% at September 30, 2018, and 39% at December 31, 2018.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	September 30,
	2019			2018			December 31, 2018
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$148,011	$589,479	$737,490	$120,286	$584,141	$704,427	$130,871	$593,839	$724,710
Standby letters of credit	2,244	13,344	15,588	4,125	12,468	16,593	2,770	12,899	15,669
	$150,255	$602,823	$753,078	$124,411	$596,609	$721,020	$133,641	$606,738	$740,379

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 69.74% at September 30, 2019, compared to 69.19% at September 30, 2018, and 71.52% at December 31, 2018.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. HBC had no overnight borrowings from the FHLB at September 30, 2019, September 30, 2018, and December 31, 2018. HBC had $274.9 million of loans pledged to the FHLB as collateral on an available line of credit of $227.6 million at September 30, 2019, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $746.8 million of loans pledged to the FRB as collateral on an available line of credit of $403.9 million at September 30, 2019, none of which was outstanding.

At September 30, 2019, HBC had Federal funds purchase arrangements available of $80.0 million. There were no Federal funds purchased outstanding at September 30, 2019, September 30, 2018, and December 31, 2018.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2019.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at September 30, 2019, September 30, 2018, and December 31, 2018.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated

Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. It is anticipated that the LIBOR index will be phased out by the end of 2021 and the Secured Overnight Financing Rate (“SOFR”) has been recommended as an alternative to LIBOR.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$301,444	$266,654	$276,675
Additional Tier 1 capital	—	—	—
Tier 1 Capital	301,444	266,654	276,675
Tier 2 Capital	66,022	67,498	67,922
Total risk-based capital	$367,466	$334,152	$344,597

Risk-weighted assets	$2,270,997	$2,318,713	$2,303,941
Average assets for capital purposes	$3,002,149	$3,100,135	$3,118,150

Capital ratios:
Total risk-based capital	16.2%	14.4%	15.0%
Tier 1 risk-based capital	13.3%	11.5%	12.0%
Common equity Tier 1 risk-based capital	13.3%	11.5%	12.0%
Leverage(1)	10.0%	8.6%	8.9%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2019	2018	2018
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$319,572	$282,460	$293,730
Additional Tier 1 capital	—	—	—
Tier 1 Capital	319,572	282,460	293,730
Tier 2 Capital	26,515	28,176	28,553
Total risk-based capital	$346,087	$310,636	$322,283

Risk-weighted assets	$2,269,658	$2,316,959	$2,302,751
Average assets for capital purposes	$3,000,792	$3,098,391	$3,116,645

Capital ratios:
Total risk-based capital	15.2%	13.4%	14.0%
Tier 1 risk-based capital	14.1%	12.2%	12.8%
Common equity Tier 1 risk-based capital	14.1%	12.2%	12.8%
Leverage(1)	10.6%	9.1%	9.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At September 30, 2019, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2019, September 30, 2018, and December 31, 2018, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2019, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At September 30, 2019, the Company had total shareholders’ equity of $395.3 million, compared to $353.6 million at September 30, 2018, and $367.5 million at December 31, 2018. At September 30, 2019, total shareholders’ equity included $303.0 million in common stock, $98.1 million in retained earnings, and ($5.8) million of accumulated other comprehensive loss. The book value per share was $9.09 at September 30, 2019, compared to $8.17 at September 30, 2018, and $8.49 at December 31, 2018. The tangible book value per share was $6.92 at September 30, 2019, compared to $5.94 at September 30, 2018, and $6.28 at December 31, 2018.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	September 30,	September 30,	December 31,
(in $000's, unaudited)	2019	2018	2018
Unrealized gain (loss) on securities available-for-sale	$1,202	$(8,980)	$(5,412)
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	306	350	343
Split dollar insurance contracts liability	(3,794)	(3,740)	(3,722)
Supplemental executive retirement plan liability	(3,898)	(5,417)	(3,995)
Unrealized gain on interest-only strip from SBA loans	386	614	405
Total accumulated other comprehensive loss	$(5,798)	$(17,173)	$(12,381)

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company’s exposure to market risk is reviewed on a regular basis by the Management’s Asset/Liability Committee and the Director’s Finance and Investment Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2019. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$28,723	24.3%
+300	$21,674	18.3%
+200	$14,555	12.3%
+100	$7,283	6.2%
0	$—	—%
−100	$(10,709)	(9.1)%
−200	$(23,573)	(19.9)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at September 30, 2019, the period covered by this report on Form 10‑Q.

During the three and nine months ended September 30, 2019, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.3	Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the Secretary of State on September 9, 2019
3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8‑K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: November 7, 2019	/s/ KEITH A. WILTON
Keith A. Wilton
Chief Executive Officer

Date: November 7, 2019	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer