Form 10-K
period 2019-12-31
HERITAGE COMMERCE CORP
filed 2020-03-11
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the fiscal year ended December 31, 2019

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

(408) 947‑6900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which Registered
Common Stock, No Par Value	HTBK	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2019, based upon the closing price on that date of $12.25 per share as reported on the NASDAQ Global Select Market, and 30,368,287 shares held, was approximately $372.0 million.

As of February 14, 2020, there were 59,548,859 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s finitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 Annual Meeting of Shareholders to be held on May 21, 2020 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2019.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10‑K

FOR YEAR ENDED DECEMBER 31, 2019

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

•	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	our ability to anticipate interest rate changes and manage interest rate risk;
•	changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
•	volatility in credit and equity markets and its effect on the global economy;
•	competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
•	our ability to achieve loan growth and attract deposits;
•	risks associated with concentrations in commercial and real estate related loans;
•	the relative strength or weakness of the commercial and real estate markets where our borrowers are located;
•	changes in the financial performance and/or condition of our borrowers, depositors, key vendors or counterparties;
•	other than temporary impairment charges to our securities portfolio;
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
•

political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;

•

our ability to realize the expected cost savings, synergies and other business or financial benefits from the Presidio Bank acquisition completed on October 11, 2019 within the expected time frames or at all; or higher than estimated merger related transactional costs; and

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

Heritage Bank of Commerce is a multi‑community independent bank that offers a full range of commercial banking services to small and medium‑sized businesses and their owners, managers and employees. We operate through 19 full service branch offices located entirely in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. Our market includes the headquarters of a number of technology based companies in the region commonly known as “Silicon Valley.”

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

Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

At December 31, 2019, we had consolidated assets of $4.11 billion, deposits of $3.41 billion and shareholders’ equity of $576.7 million.

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

Presidio Bank Merger

The Company completed its merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Presidio Bank (“Presidio”) effective October 11, 2019. The merger, which was first announced on May 16, 2019, was concluded following receipt of approval from both the Company’s and Presidio shareholders and all required regulatory approvals. Presidio’s results of operations have been included in the Company’s results of operations beginning October 12, 2019.

Presidio was a full-service California state-chartered commercial bank headquartered in San Francisco with branches in Palo Alto, San Francisco, San Mateo, San Rafael, and Walnut Creek, California.

At October 11, 2019, Presidio had approximately $904.5 million in assets, $686.0 million in net loans and $774.3 million in deposits, at fair value.  Merger-related costs for the merger totaled $11.1 million for the year ended December 31, 2019.

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

Merger-related costs for the two mergers totaled $9.2 million for the year ended December 31, 2018, and $671,000 for the year ended December 31, 2017.

Heritage Bank of Commerce

HBC is a California state‑chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through nineteen full service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office Main Branch 150 Almaden Boulevard San Jose, CA 95113	Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 94022

Danville:	Branch Office 387 Diablo Road Danville, CA 94526	Los Gatos:	Branch Office 15575 Los Gatos Boulevard Building B Los Gatos, CA 95032

Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538	Morgan Hill:	Branch Office 18625 Sutter Boulevard Suite 100 Morgan Hill, CA 95037

Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020	Palo Alto:	Branch Office 325 Lytton Avenue Suite 100 Palo Alto, CA 94301

Hollister:	Branch Office 351 Tres Pinos Road Suite 102A Hollister, CA 95023	Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566

Livermore	Branch Office 1987 First Street Livermore, CA 94550	Redwood City:	Branch Office 2400 Broadway Suite 100 Redwood City, CA 94063

San Francisco:	Branch Office 120 Kearny Street Suite 2300 San Francisco, CA 94108	Sunnyvale:	Branch Office 333 W. El Camino Real Suite 150 Sunnyvale, CA 94087

San Mateo:	Branch Office 101 S. Ellsworth Ave Suite 110 San Mateo, CA 94401	Walnut Creek:	Branch Office 1990 N. California Boulevard Suite 100 Walnut Creek, CA 94596

San Mateo:	Branch Office 400 S. El Camino Real Suite 150 San Mateo, CA 94402	Walnut Creek:	Loan Production Office 101 Ygnacio Valley Road Suite 108 Walnut Creek, CA 94596

San Rafael:	Branch Office 999 5th Avenue Suite 100 San Rafael, CA 94901	Bay View Funding:	Administrative Office 2933 Bunker Hill Lane Suite 210 Santa Clara, CA 95054

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

As of December 31, 2019, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial loans 25% (including SBA loans, asset-based lending, and factored receivables); (ii) commercial real estate loans 59%; (iii) land and construction loans 6%; (iv) residential mortgage loans 2%; and (v) consumer loans (including home equity loans) 8%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

Our factored receivables portfolio is originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables is 37 days.

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

Residential Mortgage Loans.  From time to time the Company has purchased single family residential mortgage loans. During the year ended December 31, 2016, the Company purchased jumbo single family residential mortgage loans totaling $57.5 million, all of which are domiciled in California, with an average loan principal amount of approximately $834,000, and weighted average yield of 3.00%, net of servicing fees to the servicer. There were no purchases of residential mortgage loans during the years ended December 31, 2019, 2018 and 2017. Residential mortgage loans outstanding at December 31, 2019 totaled $46.3 million, which included $33.4 million of purchased residential mortgage loans, and $12.9 million of residential mortgage loans from United American. HBC does not originate first trust deed home mortgage loans or home improvement loans, other than HELOCS.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara county region, the seven counties within which the Company operates, the top three institutions are all multi‑billion dollar entities with an aggregate of 425 offices that control a combined 56.44% of deposit market share based on June 30, 2019 FDIC market share data. HBC ranks sixteenth with 0.63% share of total deposits based on June 30, 2019 market share data, including the five branches acquired from Presidio on October 11, 2019.  Larger institutions have, among other advantages, the ability to finance wide‑ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

Employees

Full-time equivalent employees were 357, 302, and 278 at December 31, 2019, 2018, and 2017, respectively.

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

Financial Regulatory Reform

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, including revisions to the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and, required disclosures and shareholder advisory votes on executive compensation. Additional actions taken to implement Dodd-Frank provisions include (i) final capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities, and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau.

Some aspects of Dodd-Frank are still subject to rulemaking, making it difficult to anticipate the ultimate financial impact on the Company, its customers or the financial services industry more generally. However, many provisions of Dodd-Frank are already affecting our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We could see continued attention and resources devoted by the Company to ensure compliance with the statutory and regulatory requirements engendered by Dodd-Frank.

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

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and was phased in over a three-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). In 2017, banking organizations, including the Company and HBC, were required to maintain a CET1 capital ratio of at least 5.75%, a Tier 1 capital ratio of at least 7.25%, and a total capital ratio of at least 9.25% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. During 2018, banking organizations, including the Company and HBC, were required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. As of January 1, 2019, the Company and HBC must maintain the following fully phased-in minimum capital ratios:

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that: (i) mortgage servicing rights; (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks; and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and HBC, may make a one-time permanent election to exclude these items. The Company and HBC made this election in the first quarter of 2015’s call reports in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.

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

As of December 31, 2019, the Company’s and HBC’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

With respect to HBC, the Basel III Capital Rules also revise the prompt corrective action (“PCA”), regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

On September 17, 2019, the federal bank regulatory agencies adopted a final rule implementing Section 201 of the Economic Growth Act that provides for an optional simplified measure of capital adequacy.  The final rule provides certain community banking organizations the ability to opt into a new community bank leverage ratio (“CBLR”) intended to simplify regulatory capital requirements.  Under the final rule, community banking organizations with less than $10 billion in total consolidated assets may elect the new community banking leverage framework if they have a CBLR of greater than 9 percent, and hold 25 percent or less of assets in off-balance sheet exposures and 5 percent or less of assets in trading assets and liabilities.  The CBLR is determined by dividing a banking organization’s tangible equity capital by its average total consolidated assets.  Upon opt into the community banking leverage framework, a qualifying community banking organization would not be subject to other risk-based and capital leverage requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. Opting into the community banking leverage framework could greatly ease the process of determining the Company and HBC’s capital requirements starting on January 1, 2020, when the final rule became effective. The Company determined not to opt in to the community banking leverage framework as of January 1, 2020.

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2019, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

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

Heritage Commerce Corp

General. As a bank holding company, HCC is subject to regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under the BHCA, HCC is subject to periodic examination by the Federal Reserve. HCC is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, HCC is legally obligated to act as a source of financial strength to HBC and to commit resources to support HBC in circumstances where HCC might not otherwise do so.

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

Heritage Bank of Commerce

General.  As a California commercial bank whose deposits are insured by the FDIC, HBC is subject to regulation, supervision, and regular examination by the DBO and by the Federal Reserve Bank as HBC’s primary Federal regulators. The regulations of these agencies govern most aspects of a bank’s business.

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

HBC is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2019, HBC was in compliance with the FHLB’s stock ownership requirement. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

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

Brokered Deposit Restrictions.  Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2019, HBC was eligible to accept brokered deposits without limitations.

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

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation assessments (“FICO Assessments”). Financing Corporation is a mixed-ownership governmental corporation chartered by the former FHLB Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. Financing Corporation issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. Financing Corporation’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on Financing Corporation’s outstanding obligations. The FDIC Assessment rate is adjusted quarterly and was approximately .0000750% of average total assets less average tangible equity for the third quarter of 2019. During the year ended December 31, 2019, HBC paid $8,800 in aggregate FICO Assessments.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2019, HBC paid supervisory assessments to the DBO totaling $214,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Basel III Capitals Rules’ capital conservation buffer generally requires that must maintain over a 2.5% in CET1 attributable to the Capital Conservation Buffer, which is to be phased in over a three-year period that began on January 1, 2016. See “—Regulatory Capital Requirements” above. As described above, HBC exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2019.

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

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The Commercial Real Estate Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2019, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 282% of HBC total risk-based capital, as compared to 242% as of December 31, 2018. If the FDIC become concerned about our CRE loan concentrations, it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

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

Cybersecurity

The federal bank regulatory agencies have issued multiple statements regarding cybersecurity.  This guidance requires financial institutions to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risk posed by compromised customer credentials and include security measures to authenticate customers accessing internet-based services of the financial institution. The management of a financial institution is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, notably including California where we conduct substantially all our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and we continue to monitor relevant legislative and regulatory developments in California where nearly all our customers are located.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A - “Risk Factors” for a further discussion of risks related to cybersecurity.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and our market area. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. Unlike larger banks that are more geographically diversified, we provide banking services to customers primarily in the southern and eastern regions of the general San Francisco Bay Area of California.  During 2019, the U.S. economy has continued to grow across a wide range of industries and regions in the U.S. There are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the Coronavirus epidemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Various market conditions may also negatively affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit, which affects the rates and terms at which we offer loans and leases. Stock market downturns affect businesses’ ability to raise capital and invest in business expansion. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings, which adversely affects businesses’ ability to service their debts.

There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition or results of operations.

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

Changes in U.S. trade policies and other factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement. While ratified by Mexico and the U.S., the trade deal is subject to ratification by Canada which may or may not be approved by the end of 2020. The full impact of this agreement on us, our customers and on the economic conditions in our states is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers' costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

Fluctuations in interest rates may reduce net interest income and otherwise negatively affect our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we earn on our assets, such as loans, typically rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. When interest rates decrease, the rate of interest we earn on our assets, such as loans, typically declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease.  Interest rates are volatile and highly sensitive to many factors beyond our control, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply and international disorder and instability in domestic and foreign financial markets.

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

As of December 31, 2019, the fair value of our securities portfolio was approximately $772.9 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

Other primary sources of funds consist of cash from deposits. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank of San Francisco. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

Real estate lending (including commercial, land development and construction, and purchased residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2019, approximately $1.83 billion, or 72% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in the loans secured by real estate were $507.1 million or 34% of owner occupied loans. The real estate securing our loan portfolio is concentrated in California.

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

At December 31, 2019, land and construction loans, (including land acquisition and development loans) totaled $150.6 million or 6% of our portfolio. Of these loans, 43% were comprised of owner occupied and 57% non-owner occupied construction and land loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

As a part of their regulatory oversight, in 2006 federal bank regulators issued guidance titled, “Concentrations in Commercial Real Estate Lending, Sound Risk Management,” which we refer to as the CRE Concentration Guidance. Additional guidance which focused on CRE lending, including an Interagency Statement titled, “Statement on Prudent Risk Management for Commercial Real Estate Lending,” has been issued from time to time since 2006 and CRE lending continues to be a significant focus of federal and state bank regulators. These various guidelines and pronouncements were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied commercial real estate are not included for purposes of CRE Concentration calculation. As of December 31, 2019, using regulatory definitions in the CRE Concentration Guidance, our CRE loans increased to 282% of HBC total risk-based capital, as compared to 242% as of December 31, 2018, primarily due to CRE loans acquired from Presidio.  If the FDIC became concerned about our CRE loan concentrations, they could inhibit our organic growth by restricting our ability to execute on our strategic plan.

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

At December 31, 2019, commercial loans totaled $631.5 million or 25% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables). Commercial loans often involve risks that are different from other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans. Unlike residential property loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

At December 31, 2019, SBA loans totaled $50.7 million, which are included in the commercial loan portfolio, and SBA loans held-for-sale totaled $1.1 million. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations and financial condition.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2019 was $689,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $27.3 million of SBA loans for the year ended December 31, 2019. We sold $9.2 million of the guaranteed portion of our SBA loans for the year ended December 31, 2019. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2019, we held $51.6 million of SBA loans on our balance sheet, $32.8 million of which consisted of the non-guaranteed portion of SBA loans and $1.1 million, or 2.0%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2020. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

As of December 31, 2019, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $9.8 million, or 0.39% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $9.8 million, or 0.24% of total assets. In addition, we had $7.0 million in accruing loans that were 30-89 days delinquent as of December 31, 2019.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 0.92%, at December 31, 2019. Allowance for loan losses is funded from a provision for loan losses, which is a charge to our income statement. Our provision for loan losses was $846,000 for the year ended December 31, 2019.

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

The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan and lease losses. Under the acquisition method of accounting, loans we acquired were recorded in our consolidated financial statements at their fair value at the time of acquisition and the related allowance for loan and lease loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. We make various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. To the extent that the estimates we make at the time of acquisition prove to be inadequate based on changing facts and circumstances arising from reporting period to reporting period, we may incur losses associated with the acquired loans.

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

New accounting standards may require us to increase our allowance for loan and lease losses.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including but not limited to loan receivables and held-to-maturity securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November 2018 and April 2019, the FASB issued ASUs that provided codification improvements and clarification to Topic 326. These ASUs are effective for public business entities for fiscal years after December 15, 2019, including interim periods within those fiscal years. This update became effective for the Company on January 1, 2020. The Company is finalizing the economic forecasts and certain other key assumptions used in our CECL model and methodologies, and the required financial reporting disclosures are being further refined and internally validated. Internal controls related to CECL have been designed and are being evaluated; however, all internal controls related to CECL implementation are not operational. As of the implementation date, Management expects to recognize an increase of up to $12.0 million to its allowance for credit losses for loans. The majority of this increase is related to the acquired loan portfolios. Once finalized, the cumulative-effect adjustment as a result of the adoption of this guidance will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continued refinement and validation of the model and methodologies as well as changes in forecasted macroeconomic conditions. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors. Management is currently assessing the potential impact on the CECL model results due to an economic downturn caused by the Coronavirus.

Uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2019 we had no other real estate owned (“OREO”) on our financial statements, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2019, our goodwill totaled $167.4 million, compared to $83.8 million at December 31, 2018. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules affecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3.0 billion). Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III capital rules became effective as applied to the Company and HBC on January 1, 2015 with a phase-in period that extended through January 1, 2019 for many of the changes.

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

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships, which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, if these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, customer relationships and ability to attract new customers.

In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. If our internal controls against operational risks fail to prevent or detect an occurrence of such employee error or misconduct, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

At December 31, 2019, we held company-owned life insurance (“COLI”) on current and former senior employees and executives, with a cash surrender value of $76.0 million, as compared with a cash surrender value of $61.9 million at

December 31, 2018. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would materially adversely impact earnings.

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

Severe weather, natural disasters, pandemics, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters (including fires and earthquakes), wide spread disease or pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in California are subject to earthquakes, fires, and droughts. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. While we have not experienced such events to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business financial condition and results of operations.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2019, we had a net deferred tax assets of $24.3 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the Community Reinvestment Act, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition or results of operations.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorney's fees. Federal bank regulators, state attorney generals and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights and civil money penalties in the jurisdictions in which we operate. Failure to comply with consumer protection requirements may also result in delays or restrictions on mergers and acquisitions and expansionary activities we may wish to pursue.

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

We are generally not restricted from issuing additional shares of our common stock, up to the 100 million shares of voting common stock and 10 million shares of preferred stock authorized in our articles of incorporation (subject to Nasdaq shareholder approval rules), which in each case could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2019, we had $40.0 million principal amount of subordinated notes outstanding due June 1, 2027. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

The main and executive offices of HCC and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 3137 Stevenson Boulevard in Fremont, California 94538, at 387 Diablo Road in Danville, California 94526, at 300 Main Street in Pleasanton, California 94566, at 1990 N. California Boulevard in Walnut Creek, California 94596, at 1987 First Street in Livermore, California 94550, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 351 Tres Pinos Road in Hollister, California 95023, at 419 S. San Antonio Road in Los Altos, California 94022, at 333 W. El Camino Real in Sunnyvale, California 94087, at 101 S. Ellsworth Avenue in

San Mateo, California 94401, at 400 S. El Camino Real in San Mateo, California, 94402, at 325 Lytton Avenue in Palo Alto, California 94301, at 120 Kearny Street in San Francisco, California 94108, at 999 5th Avenue in San Rafael, California 94901 and at 2400 Broadway in Redwood City, California 94063. The Company has a loan production office at 101 Ygnacio Valley Road in Walnut Creek, California 94596. Bay View Funding’s administrative offices are located at 2933 Bunker Hill Lane, Santa Clara, CA 95054.

Main Offices

The main office of HBC is located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen‑story Class‑A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on June 30, 2020. As stated in the 8th Amendment to the lease dated June 25, 2019, there is no monthly rent due for the remainder of the term.

In November of 2014, the Company extended its lease for approximately 1,255 square feet (referred to as the “Kiosk”) located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The lease expires on June 30, 2020 and, as stated in the 5th Amendment to the lease dated June 25, 2019, there is no monthly rent due for the remainder of the term.

In June of 2015, the Company amended its primary lease at 150 Almaden Boulevard in San Jose, California to include 4,484 square feet of expansion space in a five‑story Class‑B type office building located at 100 W. San Fernando Street in San Jose, California, adjacent to the main office. The lease expires on June 30, 2020 and, as stated in the 8th Amendment to the lease dated June 25, 2019, there is no monthly rent due for the remainder of the term. In June of 2019, the Company entered into a lease agreement for 54,910 square feet of office space at 224 Airport Parkway in San Jose, California 95110.  This lease commences on February 1, 2020 and expires on July 31, 2030. The monthly rent for the first year of the lease is $197,676 subject to annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years. The Company intends to move the San Jose branch and administrative offices as well as its Bay View Funding office to this new location in the first half of 2020 when the current leases expire.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one‑story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In February 2020, the Company renewed its lease for approximately 3,172 square feet in a one-story multi‑tenant multi‑use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $9,833, subject to annual increases of 3% until the lease expires on February 29, 2024. The Company has reserved the right to extend the term of the lease for one additional period of four years, which management intends on exercising prior to the expiration in the first quarter of 2020, and another additional period of three years.

In August of 2014, the Company amended and extended its lease for approximately 4,716 square feet in a one-story multi‑tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $6,509, subject to annual increases of 2% until the lease expires on October 31, 2021. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In July of 2017, the Company extended its lease for approximately 5,213 square feet on the first floor in a two-story multi‑tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $29,256, subject to annual increases of 3% until the lease expires on April 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In March of 2018, the Company extended its lease for approximately 3,022 square feet on the first floor of a three‑story multi‑tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $17,210, subject to annual increases of 3% until the lease expires on May 31, 2023.

In May of 2018, as part of the acquisition of United American Bank, the Company assumed a lease for approximately 11,566 square feet on the first and second floors in a five-story multi-tenant office building located at 101 S. Ellsworth Avenue in San Mateo, California. The current monthly rent payment is $41,419, subject to annual increases of 3% until the lease expires on December 31, 2020.  As a result of the merger with Presidio Bank and the overlapping branches in San Mateo, the Company intends to close the branch at 101 S. Ellsworth Avenue on May 29, 2020 and consolidate its operations with the branch located at 400 S. El Camino Real in San Mateo.

In May of 2018, as part of the acquisition of United American Bank, the Company assumed a lease for approximately 2,369 square feet on the first floor of a two-story multi-tenant multi-use building located at 2400 Broadway in Redwood City, California. The current monthly rent payment is $13,059, subject to annual increases of 5% until the lease expires on October 31, 2022. The Company has reserved the right to extend the lease for one additional period of two years.

In November of 2018, the Company extended its lease for approximately 1,920 square feet in a one-story stand‑alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $6,922, subject to annual increases of 3% until the lease expires on November 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2019, the Company amended its lease for approximately 4,096 square feet in a one‑story stand‑alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $20,480, subject to 3% annual increases until the lease expires on April 30, 2026. The Company has reserved the right to extend the term of the lease for two additional periods of five years.

In June of 2019, the Company exercised its right to extend the lease term for an additional five years for approximately 3,391 square feet in a two-story multi‑tenant commercial center located at 351 Tres Pinos in Hollister, California. The current monthly rent payment is $4,771 subject to 3% annual increases until the lease expires on June 30, 2024.

In August of 2019, the Company extended its lease for approximately 2,505 square feet on the first floor in a three-story multi‑tenant multi‑use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,754 until the lease expires on September 30, 2021.

In August of 2019, the Company renewed a lease for approximately 3,772 square feet on the first and second floors in a two-story multi-tenant multi-use building located at 1987 First Street in Livermore, California. The current monthly rent payment is $9,045, subject to annual increases of 3% until the lease expires on September 30, 2024. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In October of 2019, as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 8,565 square feet on the twenty third floor in a multi-tenant office building located at 120 Kearny Street in San Francisco, California. The current monthly rent payment is $58,499, subject to annual increases of 3% until the lease expires on March 31, 2021.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 4,188 square feet on the first floor in a multi-tenant office building located at 999 5th Avenue in San Rafael, California. The current monthly rent payment is $18,543, subject to annual increases of 3% until the lease expires on November 30, 2022. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 4,154 square feet on the first floor in a multi-tenant office building located at 325 Lytton Avenue in Palo Alto, California. The current monthly rent payment is $37,489, subject to annual increases of 3% until the lease expires January 31, 2025. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 7,029 square feet on the first floor in a multi-tenant office building located at 1990 N. California Boulevard in Walnut Creek, California. The current monthly rent payment is $27,202, subject to annual increases of 3% until the lease expires December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 3,063 square feet on the first floor in a multi-tenant office building located at 400 S. Camino Real in San

Mateo, California.  The current monthly rent payment is $17,754, subject to annual increases of 3% until the lease expires October 31, 2024. The Company has reserved the right to extend the lease for one additional period of five years.

In January of 2020, as a result of the merger with Presidio Bank, the company entered into a lease agreement effective as of May 1, 2020 for approximately 5,023 square feet of office space located at 400 S. El Camino Real in San Mateo, California. The monthly rent payment at the beginning of the term will be $36,417, subject to annual increases of 3% until the lease expires on April 30, 2030. The Company intends to use this space to consolidate its operations with the office located at 101 S. Ellsworth in San Mateo, California when it closes on May 29, 2020. The Company has reserved the right to extend the lease for two additional periods of five years.

Loan Production Office

As a result of the merger with Presidio Bank and the closing of its Walnut Creek Branch at 101 S. Ygnacio Valley Road in Walnut Creek California, the Company retained approximately 1,461 square feet of office space at 101 S. Ygnacio Valley Road to use as a loan production office. The current monthly rent payment is $4,821, subject to annual increases of 3% until the lease expires on August 15, 2021.

Bay View Funding Office

In October of 2019, Bay View Funding extended its lease for approximately 7,440 square feet in a two‑story multi‑tenant office building located at 2933 Bunker Hill Lane, Santa Clara, CA 95054. The current monthly rent payment is $26,836 until the lease expires on March 31, 2020. The Company intends to move this office to the leased location at 224 Airport Parkway in San Jose, California 95110 in March of 2020.

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

The information in the following table for 2019 and 2018 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price		Dividend
Quarter	High	Low	Per Share
Year ended December 31, 2019:
Fourth quarter	$13.05	$11.14	$0.12
Third quarter	$12.43	11.16	$0.12
Second quarter	$12.84	11.80	$0.12
First quarter	$14.43	11.57	$0.12

Year ended December 31, 2018:
Fourth quarter	$15.63	$11.01	$0.11
Third quarter	$17.41	$14.71	$0.11
Second quarter	$18.05	$16.21	$0.11
First quarter	$17.13	$15.27	$0.11

The closing price of our common stock on February 14, 2020 was $11.67 per share as reported by the NASDAQ Global Select Market.

As of February 14, 2020, there were approximately 859 holders of record of common stock. There are no other classes of common equity outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	2,712,846 (1)	$8.80 (2)	796,957 (3)
Equity compensation plans not approved by
security holders	N/A	N/A	N/A

(1)

Consists of 313,659 options to acquire shares under the Company’s Amended and Restated 2004 Equity Plan, 1,389,709 options to acquire shares under the Company’s 2013 Equity Incentive Plan, and the aggregate amount of stock options assumed from the Presidio stock option and equity incentive plans.

(2)	Includes options assumed by the Company in connection with the acquisition of Presidio Bank, which options have a weighted average price of $5.02.
(3)	Available under the Company’s 2013 Equity Incentive Plan.

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2014 to December 31, 2019, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

The following chart compares the stock performance of the Company from December 31, 2014 to December 31, 2019, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Heritage Commerce Corp *	100	135	163	173	128	146
S&P 500 *	100	99	109	130	122	157
NASDAQ - Total US*	100	106	114	146	140	189
NASDAQ Bank Index*	100	107	144	149	122	148

*Source: SNL Financial Bank Information Group — (434) 977‑1600

ITEM 6 — SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto following Item 15 — Exhibits and Financial Statement Schedules.

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$142,659	$129,845	$106,911	$94,431	$78,743
Interest expense	10,847	7,822	5,387	3,211	2,422
Net interest income before provision for loan losses	131,812	122,023	101,524	91,220	76,321
Provision for loan losses	846	7,421	99	1,237	32
Net interest income after provision for loan losses	130,966	114,602	101,425	89,983	76,289
Noninterest income	10,244	9,574	9,612	11,625	8,985
Noninterest expense	84,898	75,521	60,738	57,639	58,673
Income before income taxes	56,312	48,655	50,299	43,969	26,601
Income tax expense	15,851	13,324	26,471	16,588	10,104
Net income	40,461	35,331	23,828	27,381	16,497
Dividends and discount accretion on preferred stock	—	—	—	(1,512)	(1,792)
Net income available to common shareholders	40,461	35,331	23,828	25,869	14,705
Less: undistributed earnings allocated to Series C Preferred Stock	—	—	—	(1,278)	(912)
Distributed and undistributed earnings allocated to common shareholders	$40,461	$35,331	$23,828	$24,591	$13,793

PER COMMON SHARE DATA:
Basic net income(1)	$0.87	$0.85	$0.63	$0.72	$0.48
Diluted net income(2)	$0.84	$0.84	$0.62	$0.72	$0.48
Book value per common share(3)	$9.71	$8.49	$7.10	$6.85	$7.03
Tangible book value per common share(4)	$6.55	$6.28	$5.76	$5.46	$5.35
Pro forma book value per common share assuming Series C
Preferred Stock was converted into common stock(5)	$—	$—	$—	$—	$6.51
Pro forma tangible book value per share, assuming Series C
Preferred Stock was converted into common stock(6)	$—	$—	$—	$—	$5.07
Dividend payout ratio(7)	56.16%	52.26%	63.95%	49.77%	65.09%
Weighted average number of shares outstanding — basic	46,684,384	41,469,211	38,095,250	33,933,806	28,567,213
Weighted average number of shares outstanding — diluted	47,906,229	42,182,939	38,610,815	34,219,121	28,786,078
Common shares outstanding at period end	59,368,156	43,288,750	38,200,883	37,941,007	32,113,479
Pro forma common shares outstanding at period end, assuming Series C
Preferred Stock was converted into common stock(8)	—	—	—	—	37,714,479

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$771,385	$836,241	$790,193	$630,599	$494,390
Net loans	$2,510,559	$1,858,557	$1,563,009	$1,483,518	$1,339,790
Allowance for loan losses	$23,285	$27,848	$19,658	$19,089	$18,926
Goodwill and other intangible assets	$187,835	$95,760	$51,253	$52,614	$54,182
Total assets	$4,109,463	$3,096,562	$2,843,452	$2,570,880	$2,361,579
Total deposits	$3,414,768	$2,637,532	$2,482,989	$2,262,140	$2,062,775
Subordinated debt, net of issuance costs	$39,554	$39,369	$39,183	$—	$—
Short-term borrowings	$328	$—	$—	$—	$3,000
Total shareholders’ equity	$576,708	$367,466	$353,566	$259,850	$245,436

SELECTED PERFORMANCE RATIOS:(9)
Return on average assets	1.21%	1.16%	0.86%	1.13%	0.86%
Return on average tangible assets	1.25%	1.19%	0.88%	1.15%	0.88%
Return on average equity	9.51%	10.79%	8.86%	10.71%	8.04%
Return on average tangible equity	13.09%	14.41%	10.98%	13.55%	9.41%
Net interest margin (fully tax equivalent)	4.28%	4.31%	3.99%	4.12%	4.41%
Efficiency ratio (10)	59.76%	57.39%	54.65%	56.04%	68.78%
Average net loans (excludes loans held-for-sale) as a percentage of
average deposits	69.65%	67.35%	62.65%	66.25%	70.82%
Average total shareholders’ equity as a percentage of average total assets	12.69%	10.72%	9.76%	10.54%	10.73%

SELECTED ASSET QUALITY DATA:(11)
Net charge-offs (recoveries) to average loans	0.27%	(0.04)%	(0.03)%	0.08%	(0.04)%
Allowance for loan losses to total loans	0.92%	1.48%	1.24%	1.27%	1.39%
Nonperforming loans to total loans	0.39%	0.79%	0.16%	0.20%	0.47%
Nonperforming assets	$9,828	$14,887	$2,485	$3,288	$6,742

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	14.6%	15.0%	14.4%	12.5%	12.5%
Tier 1 risk-based	12.5%	12.0%	11.4%	11.5%	11.4%
Common equity Tier 1 risk-based capital	12.5%	12.0%	11.4%	11.5%	10.4%
Leverage	9.7%	8.9%	8.0%	8.5%	8.6%

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

(3)Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at December 31, 2015.

(4)Represents shareholders’ equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at December 31, 2015.

(5)Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at December 31, 2015, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock.

(6)Represents shareholders’ equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at December 31, 2015, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock.

(7)Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock for the year ended December 31, 2016, and 2015 (on an as converted basis) divided by net income.

(8)Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2015.

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

The Company completed its acquisition of Bay View Funding on November 1, 2014. The Company completed its merger with Focus Business Bank (“Focus”) on August 20, 2015. The Company completed its merger with Tri-Valley Bank (“Tri-Valley”) on April 6, 2018, and the Company completed its merger with United American Bank (“United American”) on May 4, 2018.  The Company completed its merger with Presidio Bank (“Presidio”) on October 11, 2019 (the “Presidio merger date”). These mergers are discussed in more detail below, and in Notes 1, 8, and 9 to the consolidated financial statements.

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

The primary activity of the Company is commercial banking. The Company’s operations are located in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. The Company’s market includes the cities of San Francisco and San Jose and the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the year ended December 31, 2019, net income was $40.5 million, or $0.84 per average diluted common share, compared to $35.3 million, or $0.84 per average diluted common share, for the year ended December 31, 2018, and $23.8 million or $0.62 per average diluted common share for the year ended December 31, 2017. The Company’s annualized return on average tangible assets was 1.25% and annualized return on average tangible equity was 13.09% for the year ended December 31, 2019, compared to 1.19% and 14.41%, respectively, for the year ended December 31, 2018, and 0.88% and 10.98%, respectively, for the year ended December 31, 2017.

Earnings for the year ended December 31, 2019 were reduced by pre-tax merger-related costs of $11.1 million, related to the merger with Presidio. Pre-tax earnings for the year ended December 31, 2019 were further reduced by an additional $2.0 million of provision for loan losses for certain non-impaired loans acquired at a premium from Presidio.  Earnings for the years ended December 31, 2018 and 2017 were reduced by pre-tax merger-related costs of $9.2 million and $671,000, respectively, for the mergers with Tri-Valley and United American. Earnings for the year ended December 31, 2017 were also impacted by a $7.1 million income tax expense adjustment due to the remeasurement of the Company’s net deferred tax assets (“DTA”).

Presidio Merger

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Presidio effective as of October 11, 2019 (the “Presidio merger date”). Presidio’s results of operations have been included in the Company’s results of operations beginning October 12, 2019. Presidio was a full-service California state-chartered commercial bank headquartered in San Francisco with branches in Palo Alto, San Francisco, San Mateo, San Rafael, and Walnut Creek, California. The Company successfully completed its systems conversion and integration of Presidio during the first quarter of 2020.

Tri-Valley Bank and United American Bank Mergers

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Tri-Valley effective as of April 6, 2018. Tri-Valley’s results of operations have been included in the Company’s results of operations beginning April 7, 2018. Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company closed the San Ramon office on July 13, 2018.

The Company completed the merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with United American effective as of May 4, 2018. United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018. United American was a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California and serviced businesses, professionals and individuals.  The Company closed the Half Moon Bay office on August 10, 2018.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, which among other things reduced the federal corporate tax rate to 21% from 35%, effective January 1, 2018.  The enactment of the Tax Act caused our net DTA to be revalued using the new lower tax rate with the resulting tax impact accounted for in the fourth quarter of 2017. The Company performed an analysis and determined the value of the net DTA was reduced by $7.1 million, which was recognized as a one-time, non-cash, incremental income tax expense for the fourth quarter of 2017 and for the year ended December 31, 2017.

Factoring Activities - Bay View Funding

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Total factored receivables	$45,980	$53,590
Average factored receivables
For the year ended	$46,710	$59,220
Total full time equivalent employees	34	38

2019 Highlights

The following are major factors that impacted the Company’s results of operations:

•	Net interest income before provision for loan losses increased 8% to $131.8 million for the year ended December 31, 2019, compared to $122.0 million for the year ended December 31, 2018.
•

The fully tax equivalent (“FTE”) net interest margin contracted three basis points to 4.28% for the year ended December 31, 2019, compared to 4.31% for the year ended December 31, 2018, primarily due to a higher cost of deposits, a decrease in the average balance of Bay View Funding’s factored receivables, partially offset by an increase in the average balance of loans and securities, and an increase in the accretion of the loan purchase discount into loan interest income from a merger during the year ended December 31, 2019.

•

The average yield on the loan portfolio decreased to 5.86% for the year ended December 31, 2019, compared to 5.87% for the year ended December 31, 2018, primarily due to a decrease in the average balance of Bay View Funding’s factored receivables, partially offset by the increasing prime rate on loans over the course of 2018 (prior to the prime rate decreasing in the latter part of 2019), and an increase in the accretion of the loan purchase discount into loan interest income from a merger.

•

The total net purchase discount on loans from the Focus loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $418,000 remains outstanding as of December 31, 2019.  The total net purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $1.6 million remains outstanding as of December 31, 2019.  The total net purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $2.7 million remains outstanding as of December 31, 2019. The total net purchase discount on loans from the Presidio loan portfolio was $12.5 million on the Presidio merger date, of which $11.6 million at remains outstanding as of December 31, 2019.

•	The total cost of deposits was 0.29% for the year ended December 31, 2019, compared to 0.21% for the year ended December 31, 2018.
•

There was an $846,000 provision for loan losses for the year ended December 31, 2019, compared to a $7.4 million provision for loan losses for the year ended December 31, 2018. The higher provision for loan losses for the year ended December 31, 2018 included a $7.0 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018.

•

Noninterest income increased to $10.2 million for the year ended December 31, 2019, compared to $9.6 million for the year ended December 31, 2018. The increase in noninterest income for the year ended December 31, 2019, was primarily due to higher service charges and fees on deposit accounts, an increase in the cash surrender value of life insurance, and an increase in the gain on sale of securities, partially offset by proceeds from a legal settlement in the year ended December 31, 2018. The Company received $1.3 million in proceeds from a legal settlement during the second quarter of 2018, of which $377,000 was recorded in other noninterest income, and $922,000 was credited to professional fees for recaptured legal fees previously paid by the Company.

•	Noninterest expense for the year ended December 31, 2019 increased to $84.9 million, compared to $75.5 million for the year ended December 31, 2018, primarily due to higher merger-related costs, and a full year of additional operating costs of Tri-Valley and United American, in addition to the operating costs of Presidio for the fourth quarter of 2019.  Total noninterest expense for the year ended December 31, 2019 included total merger-related costs of $11.1 million for the Presidio merger of which $6.6 million was included in salaries and employee benefits, and $4.5 million was included in other noninterest expense.  Total merger-related costs were $9.2 million for the year ended December 31, 2018 for the Tri-Valley and United American acquisitions, of which $3.6 million was included in salaries and employee benefits and $5.6 million was included in other noninterest expense. Professional fees for the year ended December 31, 2018 included a recovery of $922,000 from a legal settlement.

•	The efficiency ratio for the year ended December 31, 2019 increased to 59.76%, compared to 57.39% for the year ended December 31, 2018, primarily due to higher merger-related costs.
•

Income tax expense for the year ended December 31, 2019 was $15.9 million, compared to $13.3 million for the year ended December 31, 2018. The effective tax rate for the year ended December 31, 2019 was 28.1%, compared to 27.4% for the year ended December 31, 2018.

The following are important factors in understanding our current financial condition and liquidity position:

•	Cash, interest bearing deposits in other financial institutions and securities available-for-sale increased 38% to $862.2 million at December 31, 2019, from $623.6 million at December 31, 2018.
•	Securities held-to-maturity, at amortized cost, totaled $366.6 million, at December 31, 2019, compared to $377.2 million at December 31, 2018.
•

Loans, excluding loans held-for-sale, increased $647.4 million, or 34%, to $2.53 billion at December 31, 2019, compared to $1.89 billion at December 31, 2018, which included $669.5 million in loans from Presidio, at fair value, a decrease of $11.3 million in the Company’s legacy portfolio, a decrease of $6.5 million in purchased CRE loans, and a decrease of $4.3 million in purchased residential loans.

•	Nonperforming assets (“NPAs”) were $9.8 million, or 0.24% of total assets at December 31, 2019, compared to $14.9 million, or 0.48% of total assets at December 31, 2018.
•

Classified assets were $32.6 million at December 31, 2019, compared to $23.4 million at December 31, 2018. The increase in classified assets for the fourth quarter of 2019 was primarily due to classified assets acquired from Presidio. There were no foreclosed assets at December 31, 2019 and December 31, 2018.

•

Net charge-offs totaled $5.4 million for the year ended December 31, 2019, compared to net recoveries of $769,000 for the year ended December 31, 2018. Net charge-offs of $5.4 million for the year ended December 31, 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018.  The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

•

The allowance for loan losses (“ALLL”) at December 31, 2019, was $23.3 million, or 0.92% of total loans, representing 236.93% of nonperforming loans. The allowance for loan losses at December 31, 2018 was $27.8 million, or 1.48% of total loans, representing 187.06% of nonperforming loans. The loans acquired from Presidio are included in total loans.  Due to the addition of the Presidio loans at fair value with no allowance, the ALLL to total loans decreased at December 31, 2019.

•

Total deposits increased $777.2 million, or 29%, to $3.41 billion at December 31, 2019, compared to $2.64 billion at December 31, 2018, which included $723.0 million in deposits from Presidio, at fair value, and an increase of $54.2 million in the Company’s legacy deposits.

•

Deposits, excluding all time deposits and CDARS deposits, increased $753.8 million, or 30%, to $3.23 billion at December 31, 2019, compared to $2.48 billion at December 31, 2018, which included $699.4 million in deposits from Presidio, at fair value, and an increase of $54.4 million in the Company’s legacy deposits.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, subordinated debt and short‑term borrowings) to total assets was 4.10% at December 31, 2019, compared to 4.53% at December 31, 2018.

•	The loan to deposit ratio was 74.20% at December 31, 2019, compared to 71.52% at December 31, 2018.
•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at December 31, 2019.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Risk-Based	14.6%	13.9%	10.0%	10.5%
Tier 1 Risk-Based	12.5%	13.1%	8.0%	8.5%
Common Equity Tier 1 Risk-based	12.5%	13.1%	6.5%	7.0%
Leverage	9.7%	10.2%	5.0%	4.0%

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

Total deposits increased $777.2 million, or 29%, to $3.41 billion at December 31, 2019, compared to $2.64 billion at December 31, 2018, which included $723.0 million in deposits from Presidio, at fair value, and an increase of $54.2 million in the Company’s legacy deposits. Deposits, excluding all time deposits and CDARS deposits, increased $753.8 million, or 30%, to $3.23 billion at December 31, 2019, compared to $2.48 billion at December 31, 2018, which included $699.4 million in deposits from Presidio, at fair value, and an increase of $54.4 million in the Company’s legacy deposits.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At December 31, 2019, we had $457.4 million in cash and cash equivalents and approximately $721.5 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and a line of credit with a correspondent bank. The Company also had $738.9 million (at fair value) in unpledged securities available at December 31, 2019. Our loan to deposit ratio increased to 74.20% at December 31, 2019, compared to 71.52% at December 31, 2018.

Lending

Our lending business originates primarily through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing and our Corporate Financing Group provides asset-based lending throughout the United States. Total loans, excluding loans held-for-sale, increased $647.4 million, or 34%, to $2.53 billion at December 31, 2019, compared to $1.89 billion at December 31, 2018, which included $669.5 million in loans from Presidio, at fair value, a decrease of $11.3 million in the Company’s legacy portfolio, a decrease of $6.5 million in purchased CRE loans, and a decrease of $4.3 million in purchased residential loans. The total loan portfolio remains well diversified with commercial and industrial (“C&I”) loans accounting for 25% of the portfolio at December 31, 2019, which included $46.0 million of factored receivables at Bay View Funding. CRE loans accounted for 59% of the total loan portfolio at December 31, 2019, of which approximately 34% was secured by owner-occupied real estate. Consumer and home equity loans accounted for 8% of total loans, land and construction loans accounted for 6% of total loans, and residential mortgage loans accounted for the remaining 2% of total loans at December 31, 2019. The commercial loan line usage was 35% at December 31, 2019, compared to 36% at December 31, 2018.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income, before the provision for loan losses, increased 8% to $131.8 million for the year ended December 31, 2019, compared to $122.0 million for the year ended December 31, 2018, primarily due to the impact of the increase in loans and deposits from the Tri-Valley, United American, and Presidio mergers.

The Company seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk through its asset and liability policies and practices. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail under “Liquidity and Asset/Liability Management.” In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, adding floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates, and reducing higher cost deposits.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses

on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities.  This update became effective for the Company on January 1, 2020. The Company is finalizing the economic forecasts and certain other key assumptions used in our CECL model and methodologies, and the required financial reporting disclosures are being further refined and internally validated. Internal controls related to CECL have been designed and are being evaluated; however, all internal controls related to CECL implementation are not operational. As of the-implementation date, Management expects to recognize an increase of up to $12.0 million to its allowance for credit losses for loans. The majority of this increase is related to the acquired loan portfolios. Once finalized, the cumulative-effect adjustment as a result of the adoption of this guidance will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continued refinement and validation of the model and methodologies as well as changes in forecasted macroeconomic conditions. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors. Management is currently assessing the potential impact on the CECL model results due to an economic downturn caused by the Coronavirus.  See “Coronavirus.”

Management does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are U.S. government agency-backed securities for which the risk of loss is minimal.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important component. A portion of the Company’s noninterest income is associated with its Small Business Administration (“SBA”) lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Noninterest income from our SBA lending activity may be affected by lower premiums and accelerated pre-payments. Other sources of noninterest income include loan servicing fees, service charges and fees, cash surrender value from company owned life insurance policies, and gains on the sale of securities.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Noninterest expense for the year ended December 31, 2019 increased to $84.9 million, compared to $75.5 million for the year ended December 31, 2018. The increase year over year was primarily due to higher merger-related costs, a full year of additional operating costs of Tri-Valley and United American, and the operating costs of Presidio in the fourth quarter of 2019.  Noninterest expense for the year ended December 31, 2018 increased to $75.5 million, compared to $60.7 million for the year ended December 31, 2017, primarily due to higher merger-related costs and operating costs of the Tri-Valley and United American acquisitions, partially offset by lower professional fees.  Professional fees for the year ended December 31, 2018 included a recovery of $922,000 from a legal settlement.  The following table presents the merger-related costs for the periods indicated:

	For the Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(Dollars in thousands)
Salaries and employee benefits	$6,580	$3,569	$—
Other	4,500	5,598	671
Total merger-related costs	$11,080	$9,167	$671

Noninterest expense, excluding merger-related costs, increased to $73.8 million for the year ended December 31, 2019, compared to $66.4 million for the year ended December 31, 2018, and $60.1 million for the year ended December 31, 2017.

Capital Management

As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential strategic activities that it may choose to pursue.

Coronavirus

In December 2019, a novel strain of Coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a "Public Health Emergency of International Concern." The coronavirus outbreak is disrupting supply chains and affecting production and sales across a range of industries.  The extent of the impact of the Coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which the Coronavirus may impact our financial condition or results of operations is uncertain.

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

	Year Ended December 31,
	2019			2018			2017
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$1,994,917	$116,808	5.86%	$1,801,015	$105,635	5.87%	$1,531,922	$86,346	5.64%
Securities — taxable	682,602	15,836	2.32%	669,994	15,211	2.27%	636,160	13,724	2.16%
Securities — exempt from Federal tax (3)	84,165	2,720	3.23%	87,639	2,817	3.21%	89,762	3,471	3.87%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	332,905	7,867	2.36%	285,702	6,774	2.37%	318,025	4,585	1.44%
Total interest earning assets (3)	3,094,589	143,231	4.63%	2,844,350	130,437	4.59%	2,575,869	108,126	4.20%
Cash and due from banks	40,070			38,665			33,542
Premises and equipment, net	7,395			7,298			7,553
Goodwill and other intangible assets	116,481			82,398			51,932
Other assets	95,235			82,925			86,722
Total assets	$3,353,770			$3,055,636			$2,755,618
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,131,098			$1,029,860			$944,275

Demand, interest-bearing	712,186	2,401	0.34%	658,386	1,885	0.29%	586,778	1,208	0.21%
Savings and money market	811,266	4,298	0.53%	777,749	2,701	0.35%	653,636	1,534	0.23%
Time deposits — under $100	19,448	94	0.48%	21,375	80	0.37%	19,789	57	0.29%
Time deposits — $100 and over	130,856	1,359	1.04%	130,548	830	0.64%	187,298	1,188	0.63%
CDARS — interest-bearing demand, money
market and time deposits	15,078	7	0.05%	15,369	10	0.07%	13,941	4	0.03%
Total interest-bearing deposits	1,688,834	8,159	0.48%	1,603,427	5,506	0.34%	1,461,442	3,991	0.27%
Total deposits	2,819,932	8,159	0.29%	2,633,287	5,506	0.21%	2,405,717	3,991	0.17%

Subordinated debt, net of issuance costs	41,278	2,686	6.51%	39,270	2,314	5.89%	23,266	1,394	5.99%
Short-term borrowings	208	2	0.96%	106	2	1.89%	75	2	2.67%
Total interest-bearing liabilities	1,730,320	10,847	0.63%	1,642,803	7,822	0.48%	1,484,783	5,387	0.36%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	2,861,418	10,847	0.38%	2,672,663	7,822	0.29%	2,429,058	5,387	0.22%
Other liabilities	66,678			55,416			57,670
Total liabilities	2,928,096			2,728,079			2,486,728
Shareholders’ equity	425,674			327,557			268,890
Total liabilities and shareholders’ equity	$3,353,770			$3,055,636			$2,755,618

Net interest income (3) / margin		132,384	4.28%		122,615	4.31%		102,739	3.99%
Less tax equivalent adjustment (3)		(572)			(592)			(1,215)
Net interest income		$131,812			$122,023			$101,524

(1)Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.

(2)Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $580,000 for the year ended December 31, 2019, compared to $375,000 for the year ended December 31, 2018, and $533,000 for the year ended December 31, 2017.

(3)  Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2019 and 2018, and a 35% tax rate for the years ended December 31, 2017.

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

	Year Ended December 31,			Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$11,269	$(96)	$11,173	$15,711	$3,578	$19,289
Securities — taxable	292	333	625	770	717	1,487
Securities — exempt from Federal tax (1)	(111)	14	(97)	(64)	(590)	(654)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,124	(31)	1,093	(763)	2,952	2,189
Total interest income on interest-earning assets	12,574	220	12,794	15,654	6,657	22,311

Expense from the interest-bearing liabilities:
Demand, interest-bearing	162	354	516	183	494	677
Savings and money market	176	1,421	1,597	413	754	1,167
Time deposits — under $100	(9)	23	14	7	16	23
Time deposits — $100 and over	1	528	529	(369)	11	(358)
CDARS — interest-bearing demand, money market
and time deposits	(1)	(2)	(3)	—	6	6
Subordinated debt, net of issuance costs	130	242	372	944	(24)	920
Short-term borrowings	1	(1)	—	1	(1)	—
Total interest expense on interest-bearing liabilities	460	2,565	3,025	1,179	1,256	2,435
Net interest income	$12,114	$(2,345)	9,769	$14,475	$5,401	19,876
Less tax equivalent adjustment			20			623
Net interest income			$9,789			$20,499

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2019 and 2018, and a 35% tax rate for the year ended December 31, 2017.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted three basis points to 4.28% for the year ended December 31, 2019, compared to 4.31% for the year ended December 31, 2018,  primarily due to a higher cost of deposits, and a decrease in the average balance of Bay View Funding’s factored receivables, partially offset by an increase in the average balance of loans and securities and an increase in the accretion of the loan purchase discount into loan interest income from a merger during the year ended December 31, 2019.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, increased 32 basis points to 4.31% for the year ended December 31, 2018, compared to 3.99% for the year ended December 31, 2017,  primarily due to a higher average balance of loans and securities, an increase in the accretion of the loan purchase discount into loan interest income from the Tri-Valley and United American acquisitions in the second quarter of 2018, and the impact of increases in the prime rate and the rate on overnight funds.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Year Ended December 31,
	2019			2018			2017
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield
	(Dollars in thousands)
Loans, core bank and asset-
based lending	$1,890,079	$100,380	5.31%	$1,670,065	$86,610	5.19%	$1,402,628	$71,011	5.06%
Bay View Funding factored receivables	46,710	11,688	25.02%	59,220	14,698	24.82%	45,794	11,884	25.95%
Residential mortgages	35,343	951	2.69%	40,998	1,118	2.73%	48,266	1,294	2.68%
Purchased CRE loans	30,936	1,107	3.58%	36,080	1,257	3.48%	36,807	1,292	3.51%
Loan credit mark / accretion	(8,151)	2,682	0.14%	(5,348)	1,952	0.12%	(1,573)	865	0.06%
Total loans (includes loans
held-for-sale)	$1,994,917	$116,808	5.86%	$1,801,015	$105,635	5.87%	$1,531,922	$86,346	5.64%

The average yield on the total loan portfolio decreased to 5.86% for the year ended December 31, 2019, compared to 5.87% for the year ended December 31, 2018, primarily due to a decrease in the average balance of Bay View Funding’s factored receivables, partially offset by the impact of the increasing prime rate on loans over the course of 2018 (prior to the prime rate decreasing in the latter part of 2019), and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions. The average yield on the total loan portfolio increased to 5.87% for the year ended December 31, 2018, compared to 5.64% for the year ended December 31, 2017, primarily due to an increase in accretion of the loan purchase discount into loan interest income from the acquisitions, and increases in the prime rate.

The total net purchase discount on loans from Focus loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $418,000 remains outstanding as of December 31, 2019.  The total net purchase discount on loans from Tri-Valley loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $1.6 million remains outstanding as of December 31, 2019.  The total net purchase discount on loans from United American loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $2.7 million remains outstanding as of December 31, 2019. The total net purchase discount on loans from Presidio loan portfolio was $12.5 million on the Presidio merger date, of which $11.6 million remains outstanding as of December 31, 2019.

The total cost of deposits was 0.29% for the year ended December 31, 2019, compared to 0.21% for the year ended December 31, 2018, and 0.17% for the year ended December 31, 2017.

Net interest income, before provision for loan losses, for the year ended December 31, 2019 increased 8% to $131.8 million, compared to $122.0 million for the year ended December 31, 2018, primarily due to the impact of the increase in loans and deposits from the Presidio merger, in addition to the full year impact of the Tri-Valley and United American mergers. Net interest income, before provision for loan losses, for the year ended December 31, 2018 increased 20% to $122.0 million, compared to $101.5 million for the year ended December 31, 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates.

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

There was an $846,000 provision for loan losses for the year ended December 31, 2019, compared to $7.4 million provision for loan losses for the year ended December 31, 2018, and a $99,000 provision for loan losses for the year ended December 31, 2017. The higher provision for loan losses for the year ended December 31, 2018 included a $7.0 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

The allowance for loan losses totaled $23.3 million, or 0.92% of total loans at December 31, 2019 compared to $27.8 million, or 1.48% of total loans at December 31, 2018, and $19.7 million, or 1.24% of total loans at December 31, 2017. The allowance for loan losses to total nonperforming loans was 236.93% at December 31, 2019, compared to 187.06% at December 31, 2018, and 791.07% at December 31, 2017.  The loans acquired from Presidio are included in total loans.  Due to the addition of the Presidio loans at fair value with no allowance, the ALLL to total loans decreased at December 31, 2019.  However, the Company provided an additional $2.0 million in provision for loan losses to increase the ALLL at December 31, 2019 for certain non-impaired loans acquired at a premium from Presidio.  This premium was due to higher interest rates on the loans versus market interest rates at the time of the merger.  Due to the net premium on these loans, a provision for loan losses was required and it was not due to credit deterioration since the merger date.

Net charge-offs totaled $5.4 million for the year ended December 31, 2019, compared to net recoveries of $769,000 for the year ended December 31, 2018, and net recoveries of $470,000 for the year ended December 31, 2017. Net charge-offs of $5.4 million for the year ended December 31, 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018.  The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

				Increase		Increase
	Year Ended			(decrease)		(Decrease)
	December 31,			2019 versus 2018		2018 versus 2017
	2019	2018	2017	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$4,510	$4,113	$3,231	$397	10%	$882	27%
Increase in cash surrender value of life insurance	1,404	1,045	1,666	359	34%	(621)	(37)%
Gain (loss) on sales of securities	661	266	(6)	395	148%	272	4,533%
Gain on sales of SBA loans	689	698	1,108	(9)	(1)%	(410)	(37)%
Servicing income	636	709	973	(73)	(10)%	(264)	(27)%
Other	2,344	2,743	2,640	(399)	(15)%	103	4%
Total	$10,244	$9,574	$9,612	$670	7%	$(38)	0%

For the year ended December 31, 2019, noninterest income was $10.2 million, compared to $9.6 million for the year ended December 31, 2018. The increase in noninterest income for the year ended December 31, 2019, was primarily due to higher service charges and fees on deposit accounts, an increase in the cash surrender value of life insurance, and an increase in the gain on sale of securities, partially offset by proceeds from a legal settlement in the year ended December 31, 2018.

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

A portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2019, SBA loan sales resulted in a $689,000 gain, compared to a $698,000 gain on sales of SBA loans in 2018, and a $1.1 million gain on sales of SBA loans in 2017.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

				Increase		Increase
	Year Ended			(Decrease)		(Decrease)
	December 31,			2019 versus 2018		2018 versus 2017
	2019	2018	2017	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits, excluding merger-related costs	$44,174	$40,193	$35,719	$3,981	10%	$4,474	13%
Occupancy and equipment	6,647	5,411	4,578	1,236	23%	833	18%
Professional fees	3,259	2,891	2,982	368	13%	(91)	(3)%
Data processing	2,890	1,978	1,483	912	46%	495	33%
Amortization of intangible assets	2,739	1,943	1,361	796	41%	582	43%
Software subscriptions	2,397	2,343	1,831	54	2%	512	28%
Insurance expense	1,864	1,685	1,529	179	11%	156	10%
Recovery of legal fees (1)	—	(922)	—	922	(100)%	(922)	N/A
Other, excluding merger-related costs	9,848	10,832	10,584	(984)	(9)%	248	2%
Total noninterest expense, excluding merger-related costs	73,818	66,354	60,067	7,464	11%	6,287	10%
Salaries and employee benefits merger-related costs (2)	6,580	3,569	—	3,011	84%	3,569	N/A
Other merger-related costs (3)	4,500	5,598	671	(1,098)	(20)%	4,927	734%
Total merger-related costs	11,080	9,167	671	1,913	21%	8,496	1,266%
Total noninterest expense, including merger-related costs	$84,898	$75,521	$60,738	$9,377	12%	$14,783	24%

The following table indicates the percentage of noninterest expense in each category:

	Year Ended December 31,
	2019		2018		2017
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits, excluding merger-related costs	$44,174	52%	$40,193	53%	$35,719	59%
Occupancy and equipment	6,647	8%	5,411	7%	4,578	8%
Professional fees	3,259	4%	2,891	4%	2,982	5%
Data processing	2,890	3%	1,978	3%	1,483	2%
Amortization of intangible assets	2,739	3%	1,943	3%	1,361	2%
Software subscriptions	2,397	3%	2,343	3%	1,831	3%
Insurance expense	1,864	2%	1,685	2%	1,529	3%
Recovery of legal fees (1)	—	—%	(922)	(1)%	—	0%
Other, excluding merger-related costs	9,848	12%	10,832	14%	10,584	17%
Total noninterest expense, excluding merger-related costs	73,818	87%	66,354	88%	60,067	99%
Salaries and employee benefits merger-related costs (2)	6,580	8%	3,569	5%	—	0%
Other merger-related costs (3)	4,500	5%	5,598	7%	671	1%
Total merger-related costs	11,080	13%	9,167	12%	671	1%
Total noninterest expense, including merger-related costs	$84,898	100%	$75,521	100%	$60,738	100%

(1)	Included in the “Professional fees” category in the Consolidated Statements of Income.

(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.

(1)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

Noninterest expense for the year ended December 31, 2019 increased 12% to $84.9 million, compared to $75.5 million for the year ended December 31, 2018, primarily due to higher merger-related costs, a full year of additional operating costs of Tri-Valley and United American, and the operating costs of Presidio for most of the fourth quarter of 2019.  Total noninterest expense for the year ended December 31, 2019 included total merger-related costs of $11.1 million for the Presidio acquisition of which $6.6 million was included in salaries and employee benefits, and $4.5 million was included in other noninterest expense.  Total merger-related costs were $9.2 million for the year ended December 31, 2018 for the Tri-Valley and United American acquisitions, of which $3.6 million was included in salaries and employee benefits and $5.6 million was included in other noninterest expense. Professional fees for the year ended December 31, 2018 included a recovery of $922,000 from a legal settlement.  Full-time equivalent employees were 357, 302, and 278 at December 31, 2019, 2018, and 2017, respectively.

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

The following table shows the effective income tax rates for the dates indicated:

	Year Ended December 31,
	2019	2018	2017
Effective income tax rate	28.1%	27.4%	52.6%

The Company’s Federal and state income tax expense in 2019 was $15.9 million, compared to $13.3 million in 2018, and $26.5 million in 2017.  The effective tax rate for the year ended December 31, 2018 decreased compared to the year ended December 31, 2017, primarily due to lower federal corporate tax rate for 2018 and the $7.1 million DTA adjustment in the fourth quarter of 2017.

The difference in the effective tax rate for the periods reported compared to the combined Federal and state statutory tax rate of 29.6% for the year ended December 31, 2019 and December 31, 2018, and 42% for the year ended December 31, 2017, is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships (net of low income housing investment losses), and tax-exempt interest income earned on municipal bonds.

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.   The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to income tax expense of $146,000 for the year ended December 31, 2019, compared to a reduction of $424,000 for the year ended December 31, 2018, and a reduction of $146,000 for the year ended December 31, 2017.

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

The Company had the net deferred tax assets of $24.3 million and $27.1 million at December 31, 2019, and December 31, 2018, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2019 and December 31, 2018 will be fully realized in future years.

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

	Year Ended December 31, 2019
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$130,971	$11,688	$142,659
Intersegment interest allocations	1,182	(1,182)	—
Total interest expense	10,847	—	10,847
Net interest income	121,306	10,506	131,812
Provision for loan losses	517	329	846
Net interest income after provision	120,789	10,177	130,966
Noninterest income	9,643	601	10,244
Noninterest expense (2)	78,159	6,739	84,898
Intersegment expense allocations	547	(547)	—
Income before income taxes	52,820	3,492	56,312
Income tax expense	14,819	1,032	15,851
Net income	$38,001	$2,460	$40,461

Total assets	$4,045,801	$63,662	$4,109,463
Loans, net of deferred fees	$2,487,864	$45,980	$2,533,844
Goodwill	$154,376	$13,044	$167,420

(1)	Includes the holding company’s results of operations

(2)	The banking segment’s noninterest expense includes acquisition costs of $11.1 million.

	Year Ended December 31, 2018
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$115,147	$14,698	$129,845
Intersegment interest allocations	1,856	(1,856)	—
Total interest expense	7,822	—	7,822
Net interest income	109,181	12,842	122,023
Provision for loan losses	7,224	197	7,421
Net interest income after provision	101,957	12,645	114,602
Noninterest income	8,662	912	9,574
Noninterest expense (2)	69,164	6,357	75,521
Intersegment expense allocations	753	(753)	—
Income before income taxes	42,208	6,447	48,655
Income tax expense	11,418	1,906	13,324
Net income	$30,790	$4,541	$35,331

Total assets	$3,028,721	$67,841	$3,096,562
Loans, net of deferred fees	$1,832,815	$53,590	$1,886,405
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations

(2)	The banking segment’s noninterest expense includes acquisition costs of $9.2 million

	Year Ended December 31, 2017
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$95,027	$11,884	$106,911
Intersegment interest allocations	1,126	(1,126)	—
Total interest expense	5,387	—	5,387
Net interest income	90,766	10,758	101,524
Provision (credit) for loan losses	102	(3)	99
Net interest income after provision	90,664	10,761	101,425
Noninterest income	8,559	1,053	9,612
Noninterest expense (2)	53,860	6,878	60,738
Intersegment expense allocations	528	(528)	—
Income before income taxes	45,891	4,408	50,299
Income tax expense (3)	24,266	2,205	26,471
Net income	$21,625	$2,203	$23,828

Total assets	$2,780,286	$63,166	$2,843,452
Loans, net of deferred fees	$1,533,841	$48,826	$1,582,667
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations

(2)	Includes $671,000 pre-tax acquisition costs related to the Tri-Valley and United American proposed mergers in the banking segment.

(3)Includes $7.1 million of expense associated with remeasurement of the net DTA, of which $6.7 million was in the banking segment, and $354,000 was in the factoring segment

Banking.  Our banking segment’s net income increased to $38.0 million for the year ended December 31, 2019, compared to net income of $30.8 million for the year ended December 31, 2018. The banking segment’s earnings for the year ended December 31, 2019 were reduced by merger-related costs of $11.8 million for the merger with Presidio completed on October 11, 2019.  The increase in net interest income for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to the impact of the increase in loans and deposits from the acquisitions and the positive impact of rising interest rates over the course of 2018 (prior to the prime rate decreasing in the latter part of 2019), and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, partially offset by an increase in the cost of deposits. The decrease in the provision for loan losses for year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to the $7.0 million specific reserve for a lending relationship that was placed on nonaccrual during the second quarter of 2018. Noninterest income was $9.6 million for the year ended December 31, 2019, compared to $8.7 million the year ended December 31, 2018.  For the year ended December 31, 2019, noninterest expense increased to $78.2 million, compared to $69.2 million for the year ended December 31, 2018, primarily due to higher merger-related costs, and a full year of additional operating costs of Tri-Valley and United American, in addition to the operating costs of Presidio for the fourth quarter of 2019.

For the year ended December 31, 2018, our banking segment’s net income increased to $30.8 million compared to net income of $21.6 million for the year ended December 31, 2017, primarily due to the impact of the increase in loans and deposits from the Tri-Valley and United American acquisitions, in addition to organic loan growth and the positive impact of rising interest rates. The provision for loan losses increased to $7.2 million for the year ended December 31, 2018, compared to a provision for loan losses of $102,000 for the year ended December 31, 2017, primarily due to a single large lending relationship that was placed on nonaccrual during the second quarter of 2018. Noninterest income remained relatively flat for the year ended December 31, 2018, compared to the year ended December 31, 2017.  For the year ended December 31, 2018, noninterest expense increased to $69.2 million, compared to $53.9 million for the year ended December 31, 2017, primarily due to costs related to the merger transactions and higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Tri-Valley and United American acquisitions, partially offset by lower professional fees. Income tax expense of $24.3 million for the year ended December 31, 2017 included a non-cash additional tax expense of $6.7 million, which resulted from the remeasurement of our net DTA.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 37 days for the year ended December 31, 2019, and 36 days for the years ended December 31, 2018 and 2017. Net interest income for the year ended December 31, 2019 decreased to $10.5 million, compared to $12.8 million for the year ended December 31, 2018, primarily due to a decrease in the average balance of factored receivables outstanding, partially offset by an increase in the average yield on the factored receivables portfolio.  For the year ended December 31, 2018, net interest income increased to $12.8 million, compared to $10.8 million for the year ended December 31, 2017, primarily due to an increase in the average balance of factored receivables outstanding, partially offset by a decrease in the average yield on the factored receivables portfolio. Income tax expense for the year ended December 31, 2017, included a $354,000 remeasurement of the net DTA due to enactment of the Tax Act.

FINANCIAL CONDITION

As of December 31, 2019, total assets increased 33% to $4.11 billion, compared to $3.10 billion at December 31, 2018. Securities available-for-sale, at fair value, were $404.8 million at December 31, 2019, a decrease of (12%) from $459.0 million at December 31, 2018. Securities held-to-maturity, at amortized cost, were $366.6 million at December 31, 2019, a decrease of (3%) from $377.2 million at December 31, 2018. Total loans, excluding loans held-for-sale, increased $647.4 million, or 34%, to $2.53 billion at December 31, 2019, compared to $1.89 billion at December 31, 2018, which included $669.5 million in loans from Presidio, at fair value, a decrease of $11.3 million in the Company’s legacy portfolio, a decrease of $6.5 million in purchased CRE loans, and a decrease of $4.3 million in purchased residential loans.

Total deposits increased $777.2 million, or 29%, to $3.41 billion at December 31, 2019, compared to $2.64 billion at December 31, 2018, which included $723.0 million in deposits from Presidio, at fair value, and an increase of $54.2 million in the Company’s legacy deposits. Deposits, excluding all time deposits and CDARS deposits, increased $753.8 million, or 30%, to $3.23 billion at December 31, 2019, from $2.48 billion at December 31, 2018, which included $699.4 million in deposits from Presidio, at fair value, and an increase of $54.4 million in the Company’s legacy deposits.

Securities Portfolio

The following table reflects the balances for each category of securities at year‑end:

	December 31,
	2019	2018	2017
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$284,361	$302,854	$374,733
U.S. Treasury	120,464	148,753	—
U.S. Government sponsored entities	—	7,436	—
Trust preferred securities	—	—	17,119
Total	$404,825	$459,043	$391,852
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$285,344	$291,241	$309,616
Municipals — exempt from Federal tax	81,216	85,957	88,725
	$366,560	$377,198	$398,341

The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2019:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	N/A	$172,914	2.26%	$96,261	2.56%	$15,186	2.64%	$284,361	2.38%
U.S. Treasury	55,085	2.77%	65,379	2.86%	—	N/A	—	N/A	120,464	2.82%
Total	$55,085	2.77%	$238,293	2.42%	$96,261	2.56%	$15,186	2.64%	$404,825	2.51%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	N/A	$219,393	2.07%	$18,911	2.65%	$47,040	2.89%	$285,344	2.24%
Municipals — exempt from Federal tax (1)	19,528	3.13%	58,823	3.24%	1,375	3.45%	1,490	3.22%	81,216	3.22%
Total	$19,528	3.13%	$278,216	2.32%	$20,286	2.70%	$48,530	2.90%	$366,560	2.46%

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

The investment securities available-for-sale portfolio totaled $404.8 million at December 31, 2019, a decrease of (12%) from $459.0 million at December 31, 2018. At December 31, 2019, the Company’s securities available-for-sale portfolio, at fair value, was comprised of $284.4 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), and $120.4 million of U.S. Treasury securities. The pre-tax unrealized gain on securities available-for-sale at December 31, 2019 was $2.3 million, compared to a pre-tax unrealized loss on securities available-for-sale of ($7.7) million at December 31, 2018.  All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio.

Investment securities available-for-sale acquired from Presidio totaled $45.1 million, at fair value, at the Presidio merger date. During the year ended December 31, 2019, the Company purchased $112.0 million of investment securities available for sale, with an average book yield of 2.40%. During the year ended December 31, 2019, the Company sold $166.9 million of investment securities available-for-sale for a net gain of $661,000.

At December 31, 2019, investment securities held-to-maturity totaled $366.6 million, a decrease of (3%) from $377.2 million at December 31, 2018. At December 31, 2019, the Company’s investment securities held-to-maturity portfolio, at amortized cost, was comprised of $285.4 million agency mortgage-backed securities, and $81.2 million tax-exempt municipal bonds.

Investment securities held-to-maturity acquired from Presidio totaled $463,000, at fair value, at the Presidio merger date. During the year ended December 31, 2019, the Company purchased $50.0 million of investment securities held-to-maturity, which consisted of $20.5 million FHLMC securities, with an average book yield of 2.56%, and $29.5 million of FNMA securities, with an average book yield of 2.54%.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 62% of total assets at December 31, 2019 and 61% at December 31, 2018. The ratio of loans to deposits increased to 74.20% at December 31, 2019 from 71.52% at December 31, 2018.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding, excluding loans held‑for‑sale, and the percentage distribution in each category at the dates indicated.

	December 31,
	2019	% to Total	2018	% to Total	2017	% to Total	2016	% to Total	2015	% to Total
	(Dollars in thousands)
Commercial	$631,547	25%	$597,763	32%	$573,296	36%	$604,331	40%	$556,522	41%
Real estate:
CRE	1,510,592	59%	994,067	52%	772,867	49%	662,228	44%	625,665	46%
Land and construction	150,634	6%	122,358	6%	100,882	6%	81,002	5%	84,428	6%
Home equity	175,252	7%	109,112	6%	79,176	5%	82,459	6%	76,833	6%
Residential mortgages	46,256	2%	50,979	3%	44,561	3%	52,887	4%	—	0%
Consumer	19,882	1%	12,453	1%	12,395	1%	20,460	1%	16,010	1%
Total Loans	2,534,163	100%	1,886,732	100%	1,583,177	100%	1,503,367	100%	1,359,458	100%
Deferred loan fees, net	(319)	—	(327)	—	(510)	—	(760)	—	(742)	—
Loans, net of deferred fees	2,533,844	100%	1,886,405	100%	1,582,667	100%	1,502,607	100%	1,358,716	100%
Allowance for loan losses	(23,285)		(27,848)		(19,658)		(19,089)		(18,926)
Loans, net	$2,510,559		$1,858,557		$1,563,009		$1,483,518		$1,339,790

The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 74% of its gross loans were secured by real property as of December 31, 2019, compared to 67% as of December 31, 2018. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2019, loans were sold resulting in a gain on sales of SBA loans of $689,000, compared to a gain on sales of SBA loans of $698,000 for 2018, and $1.1 million for 2017.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including, but not limited to, service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 37 days for the year ended December 31, 2019 and 36 days for the years ended December 31, 2018 and 2017. The balance of the purchased receivables as of December 31, 2019 and 2018 was $46.0 million and $53.6 million, respectively.

The commercial loan portfolio increased $33.8 million, or 6%, to $631.5 million at December 31, 2019, from $597.8 million at December 31, 2018, which included $124.7 million of loans added from Presidio, partially offset by a decrease of $90.9 million in the Company’s legacy portfolio. The commercial loan line usage was 35% at December 31, 2019, compared to 36% at December 31, 2018.

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

The CRE loan portfolio increased $516.5 million, or 52%, to $1.5 billion at December 31, 2019, compared to $994.1 million at December 31, 2018, which included $416.6 million of loans added from Presidio, and an increase of $106.4 million, or 11%, in the Company’s legacy portfolio, partially offset by a decrease of $6.5 million in purchased CRE loans. At December 31, 2019, approximately 34% of the CRE loan portfolio was secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $28.3 million, or 23%, to $150.6 million at December 31,

2019, compared to $122.4 million at December 31, 2018, primarily due to $50.9 million of loans added from Presidio, partially offset by a decrease of $22.6 million in the Company’s legacy portfolio.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $66.1 million, or 61%, to $175.3 million at December 31, 2019, compared to $109.1 million at December 31, 2018, which included $66.4 million of loans added from Presidio.

 Residential mortgage loans decreased $4.7 million, or (9%), at December 31, 2019, compared to $51.0 million at December 31, 2018, primarily due to a decrease in purchased residential mortgage loans.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $92.7 million and $154.5 million at December 31, 2019, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale), as of December 31, 2019. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2019, approximately 44% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$471,408	139,055	21,084	$631,547
Real estate:
CRE	178,199	553,569	778,824	1,510,592
Land and construction	146,171	3,583	880	150,634
Home equity	103,756	38,218	33,278	175,252
Residential mortgages	321	11,173	34,762	46,256
Consumer	12,735	5,916	1,231	19,882
Loans	$912,590	$751,514	$870,059	$2,534,163

Loans with variable interest rates	$795,049	219,436	91,235	$1,105,720
Loans with fixed interest rates	117,541	532,078	778,824	1,428,443
Loans	$912,590	$751,514	$870,059	$2,534,163

Loan Servicing

As of December 31, 2019, 2018, and 2017 there were $87.8 million, $104.0 million, and $139.1 million, respectively, of SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2019	2018	2017
	(Dollars in thousands)
Beginning of period balance	$871	$1,373	$1,854
Additions	157	200	278
Amortization	(445)	(702)	(759)
End of period balance	$583	$871	$1,373

Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2019 and 2018, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	2019	2018	2017
	(Dollars in thousands)
Beginning of period balance	$568	$968	$1,067
Unrealized holding loss	(65)	(400)	(99)
End of period balance	$503	$568	$968

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2019, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

Carrying amount/fair value of Interest-Only (I/O) strip	$503
Prepayment speed assumption (annual rate)	13.5%
Impact on fair value of 10% adverse change in prepayment speed (CPR 14.8%)	$(7)
Impact on fair value of 20% adverse change in prepayment speed (CPR 16.2%)	$(13)
Residual cash flow discount rate assumption (annual)	15.9%
Impact on fair value of 1% adverse change in discount rate (17.5% discount rate)	$(14)
Impact on fair value of 2% adverse change in discount rate (19.1% discount rate)	$(27)

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $15.3 million and $8.9 million at December 31, 2019 and December 31, 2018, respectively, of which $7.4 million and $430,000 were on nonaccrual. There were also $1.3 million and $13.3 million loans less than 30 days past due included in nonaccrual loans held-for-investment, at December 31, 2019 and December 31, 2018, respectively.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$8,675	$13,699	$2,250	$3,059	$4,716
Restructured and loans 90 days past due and
still accruing	1,153	1,188	235	—	1,662
Total nonperforming loans	9,828	14,887	2,485	3,059	6,378
Foreclosed assets	—	—	—	229	364
Total nonperforming assets	$9,828	$14,887	$2,485	$3,288	$6,742

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.39%	0.79%	0.16%	0.22%	0.50%
Nonperforming assets as a percentage of total assets	0.24%	0.48%	0.09%	0.13%	0.29%

Nonperforming assets were $9.8 million, or 0.24% of total assets, at December 31, 2019 compared to $14.9 million, or 0.48% of total assets, at December 31, 2018.

The following table presents nonperforming loans by class at year end:

	December 31, 2019			December 31, 2018
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$3,444	$1,153	$4,597	$8,279	$963	$9,242
Real estate:
CRE	5,094	—	5,094	5,094	—	5,094
Home equity	137	—	137	326	225	551
Total	$8,675	$1,153	$9,828	$13,699	$1,188	$14,887

Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans was $32.6 million at December 31, 2019, and $23.4 million at December 31, 2018. There were no loans held-for-sale included in classified loans at December 31, 2019 and December 31, 2018. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	December 31, 2019			December 31, 2018
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$623,768	$7,779	$631,547	$584,845	$12,918	$597,763
Real estate:
CRE	1,492,126	18,466	1,510,592	985,193	8,874	994,067
Land and construction	147,553	3,081	150,634	122,358	—	122,358
Home equity	171,999	3,253	175,252	107,495	1,617	109,112
Residential mortgages	46,256	—	46,256	50,979	—	50,979
Consumer	19,882	—	19,882	12,453	—	12,453
Total	$2,501,584	$32,579	$2,534,163	$1,863,323	$23,409	$1,886,732

Classified loans were $32.6 million, or 0.79% of total assets, at December 31, 2019, compared to $23.4 million, or 0.76% of total assets, at December 31, 2018. The increase in classified assets at December 31, 2019 was primarily due to classified assets acquired from Presidio. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The following provides a rollforward of troubled debt restructurings (“TDRs”):

	Year Ended December 31, 2019
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2019	$613	$36	$649
Additions	2	589	591
Principal repayments	(166)	(35)	(201)
Balance at December 31, 2019	$449	$590	$1,039

	Year Ended December 31, 2018
	Performing	Nonperforming
	TDRs	TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2018	$309	$16	$325
Additions	316	20	336
Principal repayments	(12)	—	(12)
Balance at December 31, 2018	$613	$36	$649

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Beginning of year balance	$27,848	$19,658	$19,089	$18,926	$18,379
Charge-offs:
Commercial	(6,609)	(2,002)	(2,239)	(1,966)	(527)
Real estate:
CRE	—	—	—	—	(2)
Home equity	—	—	—	—	—
Consumer	(14)	(24)	—	(41)	(9)
Total charge-offs	(6,623)	(2,026)	(2,239)	(2,007)	(538)

Recoveries:
Commercial	1,045	2,645	1,585	365	877
Real estate:
CRE	169	150	859	—	9
Land and construction	—	—	244	568	127
Home equity	—	—	21	—	10
Consumer	—	—	—	—	30
Total recoveries	1,214	2,795	2,709	933	1,053
Net (charge-offs) recoveries	(5,409)	769	470	(1,074)	515
Provision (credit) for loan losses	846	7,421	99	1,237	32
End of year balance	$23,285	$27,848	$19,658	$19,089	$18,926

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

	December 31,
	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$10,453	25%	$17,061	32%	$10,608	36%	$10,656	40%	$10,748	41%
Real estate:
CRE	7,642	59%	6,737	52%	5,909	49%	5,181	44%	4,980	46%
Land and construction	2,621	6%	2,008	6%	1,441	6%	1,221	5%	1,504	6%
Home equity	2,244	7%	1,609	6%	1,390	5%	1,639	6%	1,592	6%
Residential mortgages	243	2%	317	3%	210	3%	286	4%	—	0%
Consumer	82	1%	116	1%	100	1%	106	1%	102	1%
Total	$23,285	100%	$27,848	100%	$19,658	100%	$19,089	100%	$18,926	100%

The allowance for loan losses totaled $23.3 million, or 0.92% of total loans at December 31, 2019, compared to $27.8 million, or 1.48% of total loans at December 31, 2018. The allowance for loan losses to total nonperforming loans increased to 236.93% at December 31, 2019, compared to 187.06% at December 31, 2018. The loans acquired from Presidio are included in total loans.  Due to the addition of the Presidio loans at fair value with no allowance, the ALLL to total loans decreased at December 31, 2019.  However, the Company provided an additional $2.0 million in provision for loan losses to increase the ALLL at December 31, 2019 for certain non-impaired loans acquired at a premium from Presidio. The Company had net charge-offs of $5.4 million, or 0.27% of average loans, for the year ended December 31, 2018, compared to net recoveries of $769,000, or (0.04%) of average loans, for the year ended December 31, 2018. Net charge-offs of $5.4 million for the year ended December 31, 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018.  The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

The allowance for loan losses related to the commercial portfolio decreased $6.6 million at December 31, 2019 from December 31, 2018, primarily due to net charge-offs of $5.6 million, as described above, and a credit to the provision for loan losses of $1.0 million. The allowance for loan losses related to the real estate portfolio increased $2.1 million at December 31, 2019 from December 31, 2018, primarily due to increasing market risk associated with risk factors for real estate loans, resulting in a $1.9 million provision for loan losses and net recoveries of $169,000.

As previously discussed under “Management of Credit Risk,” the standard on the new CECL model became effective for the Company on January 1, 2020. As of the implementation date, Management expects to recognize an increase of up to $12.0 million to its allowance for credit losses for loans. Once finalized, the cumulative-effect adjustment as a result of the adoption of this guidance will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. Management is currently assessing the potential impact on the CECL model results due to an economic downturn caused by the Coronavirus.

Leases

               On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets were $12.2 million and total liabilities were $13.0 million on its consolidated statement of financial condition at December 31, 2019, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

In June of 2019, the Company entered in to a lease agreement for 54,910 square feet of office space in San Jose, California, which commenced on February 1, 2020.  The Company intends to move its Bay View Funding office during the first quarter of 2020, and move the main office of HBC during the second quarter of 2020, to this new location.

The merger with Presidio resulted in the Company operating overlapping branch locations in the cities of Walnut Creek and San Mateo, California.  Management intends to consolidate these branches in 2020 by vacating the HBC leased locations prior to the lease termination date, and moving the operations to the Presidio branch locations.  The consolidation of these two branches into the Presidio locations resulted in the impairment of both leases at December 31, 2019.  The lease impairment and write-off of fixed assets and tenant improvements totaled $434,000 for the Walnut Creek location, and $625,000 for the San Mateo location during the fourth quarter of 2019.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $167.4 million at December 31, 2019, which consisted of, $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, $24.3 million related to the United American acquisition, and $83.7 million from the Presidio merger.  Total goodwill was $83.8 million at December 31, 2018, which consisted of, $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, and $24.3 million related to the United American acquisition

On April 6, 2018, the Company completed its acquisition of Tri-Valley for a transaction value of $32.3 million. At closing, the Company issued 1,889,613 shares of the Company’s common stock with an aggregate market value of $30.7 million on the date of closing.  The number of shares issued was based on a fixed exchange ratio of 0.0489 of a share of the Company’s common stock for each outstanding share of Tri-Valley common stock. In addition, at closing the Company paid cash to the holder of a stock warrant and holders of outstanding stock options and related fees and fractional shares totaling $1.6 million. The Company recorded goodwill of $13.8 million for the Tri-Valley acquisition.

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

On October 11, 2019, the Company completed its merger with Presidio for an aggregate transaction value of $185.6 million. Shareholders of Presidio received a fixed exchange ratio at closing of 2.47 shares of the Company’s common stock for each share of Presidio common stock. Upon closing of the transaction, the Company issued 15,684,064 shares of the Company’s common stock to Presidio shareholders and holders of restricted stock units for a total value of $178.2 million based on the Company’s closing stock price of $11.36 on the closing date of October 11, 2019. In addition, the consideration for Presidio stock options exchanged for the Company’s stock options totaled $7.4 million and cash-in-lieu of fractional shares totaled $1,000 on October 11, 2019.  The Company recorded goodwill of $83.7 million for the Presidio merger at December 31, 2019.

The Company completed its annual goodwill impairment analysis as of November 30, 2019 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis.  No events or circumstances since the November 30, 2019 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists, for either the Company’s banking segment or the factoring segment.

The following table summarizes the carrying amount of goodwill by segment at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in thousands)
Banking	$154,376	$70,709
Factoring	13,044	13,044
Total Goodwill	$167,420	$83,753

Other intangible assets increased to $20.4 million at December 31, 2019, compared to $12.0 million at December 31, 2018, primarily due to the Presidio merger.  The customer relationship and brokered relationship and intangible assets arising from the acquisition of Bay View Funding were $919,000 at December 31, 2019 and $1.1 million at December 31, 2018, net of accumulated amortization. The core deposit intangible assets arising from the acquisition of Focus was $2.8 million at December 31, 2019 and $3.5 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the Tri-Valley acquisition were $1.5 million at December 31, 2019 and $1.8 million at December 31, 2018, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the United American acquisition were $4.6 million at December 31, 2019 and $5.6 million at December 31, 2018, net of accumulated amortization. The core deposit intangible assets and above market lease arising from the acquisition of Presidio were $10.6 million at December 31, 2019, net of accumulated amortization

Deposits

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,450,873	42%	$1,021,582	39%	$989,753	40%
Demand, interest-bearing	798,375	23%	702,000	27%	601,929	24%
Savings and money market	982,430	29%	754,277	28%	684,131	27%
Time deposits — under $250	54,361	2%	58,661	2%	51,710	2%
Time deposits — $250 and over	99,882	3%	86,114	3%	138,634	6%
CDARS — interest-bearing demand,
money market and time deposits	28,847	1%	14,898	1%	16,832	1%
Total deposits	$3,414,768	100%	$2,637,532	100%	$2,482,989	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at December 31, 2019 and December 31, 2018.

Total deposits increased $777.2 million, or 29%, to $3.41 billion at December 31, 2019, compared to $2.64 billion at December 31, 2018, which included $723.0 million in deposits from Presidio, at fair value, and an increase of $54.2 million in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, increased $753.8 million, or 30%, to $3.23 billion at December 31, 2019, compared to $2.48 billion at December 31, 2018, which included $699.4 million in deposits from Presidio, at fair value, and an increase of $54.4 million in the Company’s legacy deposits.

At December 31, 2019, the $28.8 million CDARS deposits were comprised of $12.9 million of interest-bearing demand deposits, $2.1 million of money market accounts and $13.8 million of time deposits. At December 31, 2018, the $14.9 million CDARS deposits were comprised of $8.7 million of interest-bearing demand deposits, $3.4 million of money market accounts and $2.8 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of December 31, 2019:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$50,446	45%
Over three months through six months	24,878	22%
Over six months through twelve months	32,256	28%
Over twelve months	6,093	5%
Total	$113,673	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2019	2018	2017
Return on average assets	1.21%	1.16%	0.86%
Return on average tangible assets	1.25%	1.19%	0.88%
Return on average equity	9.51%	10.79%	8.86%
Return on average tangible equity	13.09%	14.41%	10.98%
Average equity to average assets ratio	12.69%	10.72%	9.76%

Off‑Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.1 billion at December 31, 2019, as compared to $740.4 million at December 31, 2018. Unused commitments represented 44% and 39% of outstanding gross loans at December 31, 2019 and 2018, respectively.

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

The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31,
	2019			2018
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$147,372	$951,206	$1,098,578	$130,871	$593,839	$724,710
Standby letters of credit	11,445	10,615	22,060	2,770	12,899	15,669
	$158,817	$961,821	$1,120,638	$133,641	$606,738	$740,379

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2019, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Deposits(1)	$3,402,875	$11,773	$120	$—	$3,414,768
Subordinated debt	—	—	—	40,000	40,000
Operating leases	3,812	5,430	3,329	1,618	14,189
Other long-term liabilities(2)	1,509	3,580	3,985	49,183	58,257
Total contractual obligations	$3,408,196	$20,783	$7,434	$90,801	$3,527,214

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 74.20% at December 31, 2019, compared to 71.52% at December 31, 2018.

FHLB and FRB  Borrowings and Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2019 and December 31, 2018. The Company had $272.9 million of loans pledged to the FHLB as collateral on an available line of credit of $228.1 million at December 31, 2019.

The Company can also borrow from FRB’s discount window. The Company had $726.7 million of loans pledged to the Federal Reserve as collateral on an available line of credit of $408.4 million at December 31, 2019, none of which was outstanding.

At December 31, 2019 and 2018, the Company had Federal funds purchase arrangements available of $80.0 million and $55.0 million, respectively. There were no Federal funds purchased outstanding at December 31, 2019 or 2018.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2019 or 2018.

The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2019 or 2018.

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

It is understood that after December 31, 2021, the administrator in the United Kingdom with authority over the agency that currently publishes LIBOR (commonly known as the Intercontinental Exchange “ICE”), will no longer support that published index as a generally representative rate. Due to this, standardized contract language addressing the replacement of LIBOR has been published by the Alternative Rate Reference Committee (commonly known as “ARRC”) convened by, among others, the Federal Reserve Board. It is also understood that ARRC generally supports using the Secured Overnight Financing Rate (“SOFR”) as a replacement index (with an adjustment mechanism), although one version of the ARRC’s proposed language does not require implementation of SOFR immediately. With respect to new financings tied to LIBOR going forward, it is expected to consider the implementation of the ARRC’s proposed language (with variations as appropriate) into the documentation thereof. With respect to existing financings tied to LIBOR, the existing terms of the documentation thereof will be the primary driver of how all issues related to LIBOR are dealt with, which necessarily means each will be evaluated and responded to on a case-by-case basis as necessary. Efforts are underway to coordinate with the counter-parties under such financings to address the issues, subject to the terms of the existing documentation and any mutually agreeable amendments thereto.

 The Company acquired $10.0 million of subordinated debt from the Presidio transaction, which was redeemed on December 19, 2019.  As a result of the redemption of the Presidio subordinated debt, the Company paid a pre-payment penalty of $300,000 during the fourth quarter of 2019.

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	December 31,
	2019	2018	2017
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$393,432	$276,675	$229,656
Additional Tier 1 capital	—	—	—
Tier 1 Capital	393,432	276,675	229,656
Tier 2 Capital	63,726	67,922	59,575
Total risk-based capital	$457,158	$344,597	$289,231

Risk-weighted assets	$3,136,252	$2,303,941	$1,986,488
Average assets for capital purposes	$4,041,927	$3,118,150	$2,783,219

Capital ratios:
Total risk-based capital	14.6%	15.0%	14.4%
Tier 1 risk-based capital	12.5%	12.0%	11.4%
Common equity Tier 1 risk-based capital	12.5%	12.0%	11.4%
Leverage(1)	9.7%	8.9%	8.0%

(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of HBC under the Basel III requirements for the periods indicated:

	December 31,
	2019	2018	2017
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$411,585	$293,730	$244,790
Additional Tier 1 capital	—	—	—
Tier 1 Capital	411,585	293,730	244,790
Tier 2 Capital	24,172	28,553	20,312
Total risk-based capital	$435,757	$322,283	$265,102

Risk-weighted assets	$3,134,848	$2,302,751	$2,002,736
Average assets for capital purposes	$4,040,265	$3,116,645	$2,873,102

Capital ratios:
Total risk-based capital	13.9%	14.0%	13.2%
Tier 1 risk-based capital	13.1%	12.8%	12.2%
Common equity Tier 1 risk-based capital	13.1%	12.8%	12.2%
Leverage(1)	10.2%	9.4%	8.5%

(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table presents the applicable well‑capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III:

		Well-capitalized
		Financial
	Minimum	Institution PCA
	Regulatory	Regulatory
	Requirement(1)	Guidelines
Capital ratios:
Total risk-based capital	10.5%	10.0%
Tier 1 risk-based capital	8.5%	8.0%
Common equity Tier 1 risk-based capital	7.0%	6.5%
Leverage	4.0%	5.0%

(1)	Includes 2.5% capital conservation buffer, except the leverage ratio.

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

At December 31, 2019, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2019, December 31, 2018, and December 31, 2017, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since of December 31, 2019, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

 At December 31, 2019, the Company had total shareholders’ equity of $576.7 million, compared to $367.5 million at December 31, 2018. At December 31, 2019, total shareholders’ equity included $489.7 million in common stock, $96.7 million in retained earnings, and ($9.7) million of accumulated other comprehensive loss. The book value per common share was $9.71 at December 31, 2019, compared to $8.49 at December 31, 2018. The tangible book value per common share was $6.55 at December 31, 2019, compared to $6.28 at December 31, 2018. The increase in total shareholders’ equity was primarily from the issuance of common stock in the Presidio acquisition in which an aggregate of 15,684,064 shares of stocks were issued at an aggregate market value at the time of issuance of $178.2 million, and consideration for Presidio stock options exchanged for the Company’s stock options totaling $7.4 million.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	December 31,	December 31,
(in $000's, unaudited)	2019	2018
Unrealized gain (loss) on securities available-for-sale	$1,242	$(5,412)
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	297	343
Split dollar insurance contracts liability	(4,835)	(3,722)
Supplemental executive retirement plan liability	(6,842)	(3,995)
Unrealized gain on interest-only strip from SBA loans	360	405
Total accumulated other comprehensive loss	$(9,778)	$(12,381)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2019. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$189,732	23.3%
+300	$180,826	17.5%
+200	$171,835	11.7%
+100	$162,821	5.8%
0	$—	—%
−100	$141,311	(8.2)%
−200	$128,343	(16.6)%

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest‑earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2019, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S‑K is included as part of Item 7 of this report.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 102 through 154.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2019, the period covered by this report.

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

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Presidio, which we acquired on  October 11, 2019, as discussed in Note 8 —  “Business Combinations,” of our Notes to the Consolidated Financial Statements. We have included the financial results of Presidio in the consolidated financial statements since the date of the acquisition.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

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

ITEM 11  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2019. Such information is incorporated herein by reference.

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 102 through 154.

(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(3) EXHIBITS

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated April 23, 2015, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Focus Business Bank (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed on April 23, 2015)

2.2

Agreement and Plan of Merger and Reorganization, dated December 20, 2017, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Tri-Valley Bank (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed on December 20, 2017)

2.3

Agreement and Plan of Merger and Reorganization, dated January 10, 2018, by and among Heritage Commerce Corp, Heritage Bank of Commerce, AT Bancorp and United American Bank (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed on January 10, 2018)

2.4

Agreement and Plan of Merger, dated May 16, 2019, by and among Heritage Commerce Corp, Heritage Bank of Commerce, and Presidio Bank (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed on May 17, 2019)

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

Exhibit Number	Description
3.3	Bylaws, as amended, of Heritage Commerce Corp (incorporated by reference from the Registrant’s Current Report Form 8‑K filed June 28, 2013)
3.4

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp, as filed with the Secretary of State on August 29, 2019 (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 11, 2019)

3.5	Certificate of Determination of the Articles of Incorporation (Revocation of Series A Preferred), as filed with the Secretary of State on April 5, 2019
3.6	Certificate of Determination of the Articles of Incorporation (Revocation of Series B Preferred), as filed with the Secretary of State on April 5, 2019
3.7	Certificate of Determination of the Articles of Incorporation (Revocation of Series C Preferred), as filed with the Secretary of State on April 5, 2019
4.1

Subordinated Indenture, dated as of May 26, 2017, by and between Heritage Commerce Corp and Wilmington Trust, National Association, as Trustee (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2017)

4.2

First Supplemental Indenture, dated as of May 26, 2017, by and between Heritage Commerce Corp and Wilmington Trust, National Association, as Trustee (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2017)

4.3	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2027 (included in Exhibit 4.2) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2017)
4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
*10.1	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed May 3, 2005)
*10.2	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed June 2, 2009)
*10.3	Non‑qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 31, 2005)
*10.4	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed October 22, 2007)
*10.5	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed July 21, 2011)
*10.6	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed February 1, 2012)
*10.7	Employment Agreement with Margo Butsch, dated June 26, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed June 26, 2017)
*10.8	Employment Agreement with Keith Wilton, dated August 8, 2019 (incorporated by reference from the Registrant’s Current Report on Form 8‑K filed August 12, 2019)
*10.9	Employment Agreement with Robertson Clay Jones, effective October 11, 2019
*10.10	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed March 9, 2012)
*10.11	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10‑K filed March 9, 2012)
*10.12	2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.13	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.14	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S‑8 filed July 15, 2013)
*10.15	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed September 30, 2008)
*10.16	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 17, 2008)
*10.17	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant’s Annual Report on Form 10‑K filed March 17, 2008)

Exhibit Number	Description
*10.18

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

10.22

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference from the Registrant’s Current Report on Form 8‑K filed December 23, 2009)

10.23

Stock Purchase Agreement, between Heritage Bank of Commerce, BVF Acquisition Corp and the stockholders named therein dated October 8, 2014 (incorporated herein from the Registrant’s Current Report on Form 8‑K, as filed October 9, 2014)

10.24	Presidio Bank Amended and Restated 2006 Stock Options Plan (incorporated herein by reference from the Registrant’s Statement on Form S-8 filed October 15, 2019)
10.25	Presidio Bank 2016 Equity Incentive Plan (incorporated herein by reference from the Registrant’s Statement on Form S-8 filed October 15, 2019)
21.1	Subsidiaries of the Registrant (incorporated herein from the Registrant’s 2016 Annual Report on Form 10‑K, as filed March 3, 2017)
23.1	Consent of Crowe LLP
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*  Management contract or compensatory plan or arrangement.

ITEM 16  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10‑K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

	BY:	/s/ KEITH A. WILTON
Keith A. Wilton
DATE: March 11, 2020		Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Julianne M. Biagini-KOMAS	Director	March 11, 2020
Julianne M. Biagini-Komas

/s/ Frank G. Bisceglia	Director	March 11, 2020
Frank G. Bisceglia
/s/ BRUCE H. CABRAL Bruce H. Cabral	Director	March 11, 2020
/s/ Jack W. Conner	Director and Chairman of the Board	March 11, 2020
Jack W. Conner

/s/ JASON Dinapoli	Director	March 11, 2020
Jason DiNapoli
/s/ STEVEN L. HALLGRIMSON Steven L. Hallgrimson	Director	March 11, 2020
/s/ Stephen g. heitel	Director	March 11, 2020
Stephen G. Heitel

/s/ Walter T. Kaczmarek	Director	March 11, 2020
Walter T. Kaczmarek
/s/ Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2020
Lawrence D. McGovern

/s/ Robert T. Moles	Director	March 11, 2020
Robert T. Moles

/s/ MARINA H. PARK SUTTON	Director	March 11, 2020
Marina H. Park Sutton

/s/ Laura Roden	Director	March 11, 2020
Laura Roden

/s/ Ranson W. Webster	Director	March 11, 2020
Ranson W. Webster

/s/ KEITH A. WILTON	Director and Chief Executive Officer (Principal Executive Officer)	March 11, 2020
Keith A. Wilton

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Heritage Commerce Corp

San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  As permitted, the Company has excluded the operations of Presidio Bank acquired during 2019, which is described in Note 8 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Sacramento, California

March 11, 2020

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Cash and due from banks	$49,447	$30,273
Other investments and interest-bearing deposits in other financial institutions	407,923	134,295
Total cash and cash equivalents	457,370	164,568
Securities available-for-sale, at fair value	404,825	459,043
Securities held-to-maturity, at amortized cost (fair value of $368,107 at
December 31, 2019 and $366,175 at December 31, 2018)	366,560	377,198
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,052	2,649
Loans, net of deferred fees	2,533,844	1,886,405
Allowance for loan losses	(23,285)	(27,848)
Loans, net	2,510,559	1,858,557
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	29,842	25,216
Company-owned life insurance	76,027	61,859
Premises and equipment, net	8,250	7,137
Goodwill	167,420	83,753
Other intangible assets	20,415	12,007
Accrued interest receivable and other assets	67,143	44,575
Total assets	$4,109,463	$3,096,562

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,450,873	$1,021,582
Demand, interest-bearing	798,375	702,000
Savings and money market	982,430	754,277
Time deposits - under $250	54,361	58,661
Time deposits - $250 and over	99,882	86,114
CDARS - interest-bearing demand, money market and time deposits	28,847	14,898
Total deposits	3,414,768	2,637,532
Subordinated debt, net of issuance costs	39,554	39,369
Other short-term borrowings	328	—
Accrued interest payable and other liabilities	78,105	52,195
Total liabilities	3,532,755	2,729,096

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at December 31, 2019 and December 31, 2018	—	—
Common stock, no par value; 100,000,000 shares authorized at December 31, 2019 and
60,000,000 shares authorized at December 31, 2018; 59,368,156 shares issued and outstanding at December 31, 2019 and 43,288,750 shares issued and
outstanding at December 31, 2018	489,745	300,844
Retained earnings	96,741	79,003
Accumulated other comprehensive loss	(9,778)	(12,381)
Total shareholders' equity	576,708	367,466
Total liabilities and shareholders' equity	$4,109,463	$3,096,562

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$116,808	$105,635	$86,346
Securities, taxable	15,836	15,211	13,724
Securities, exempt from Federal tax	2,148	2,225	2,256
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	7,867	6,774	4,585
Total interest income	142,659	129,845	106,911

Interest expense:
Deposits	8,159	5,506	3,991
Subordinated debt	2,686	2,314	1,394
Short-term borrowings	2	2	2
Total interest expense	10,847	7,822	5,387

Net interest income before provision for loan losses	131,812	122,023	101,524
Provision for loan losses	846	7,421	99
Net interest income after provision for loan losses	130,966	114,602	101,425

Noninterest income:
Service charges and fees on deposit accounts	4,510	4,113	3,231
Increase in cash surrender value of life insurance	1,404	1,045	1,666
Gain (loss) on sales of securities	661	266	(6)
Gain on sales of SBA loans	689	698	1,108
Servicing income	636	709	973
Other	2,344	2,743	2,640
Total noninterest income	10,244	9,574	9,612

Noninterest expense:
Salaries and employee benefits	50,754	43,762	35,719
Occupancy and equipment	6,647	5,411	4,578
Professional fees	3,259	1,969	2,982
Other	24,238	24,379	17,459
Total noninterest expense	84,898	75,521	60,738
Income before income taxes	56,312	48,655	50,299
Income tax expense	15,851	13,324	26,471
Net income	$40,461	$35,331	$23,828

Earnings per common share:
Basic	$0.87	$0.85	$0.63
Diluted	$0.84	$0.84	$0.62

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$40,461	$35,331	$23,828
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	10,620	(6,383)	417
Deferred income taxes	(3,545)	1,925	(175)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(65)	(44)	(51)
Deferred income taxes	19	13	22
Reclassification adjustment for (gains) losses realized in income	(661)	(266)	6
Deferred income taxes	195	79	(3)
Change in unrealized gains (losses) on securities and I/O strips, net of
deferred income taxes	6,563	(4,676)	216

Change in net pension and other benefit plan liability adjustment	(5,622)	2,196	(923)
Deferred income taxes	1,662	(649)	388
Change in pension and other benefit plan liability, net of
deferred income taxes	(3,960)	1,547	(535)
Other comprehensive income (loss)	2,603	(3,129)	(319)

Total comprehensive income	$43,064	$32,202	$23,509

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2019, 2018, and 2017
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands, except per share data)
Balance, January 1, 2017	37,941,007	$215,237	$52,527	$(7,914)	$259,850
Net income	—	—	23,828	—	23,828
Other comprehensive loss	—	—	—	(319)	(319)
Issuance of restricted stock awards, net	64,136	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	912	—	—	912
Cash dividend declared $0.40 per share	—	—	(15,238)	—	(15,238)
Reclassification associated with the
adoption of ASU 2018-02	—	—	1,019	(1,019)	—
Stock option expense, net of forfeitures	—	838	—	—	838
Stock options exercised	195,740	1,368	—	—	1,368
Balance, December 31, 2017	38,200,883	218,355	62,136	(9,252)	271,239
Net income	—	—	35,331	—	35,331
Other comprehensive loss	—	—	—	(3,129)	(3,129)
Issuance of common shares to acquire
Tri-Valley Bank	1,889,613	30,725	—	—	30,725
Issuance of common shares to acquire
United American Bank	2,826,032	47,280	—	—	47,280
Issuance of restricted stock awards, net	95,378	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	1,109	—	—	1,109
Cash dividend declared $0.44 per share	—	—	(18,464)	—	(18,464)
Stock option expense, net of forfeitures	—	708	—	—	708
Stock options exercised	276,844	2,667	—	—	2,667
Balance, December 31, 2018	43,288,750	300,844	79,003	(12,381)	367,466
Net income	—	—	40,461	—	40,461
Other comprehensive income	—	—	—	2,603	2,603
Issuance of common shares to acquire
Presidio Bank, net of offering costs of $246	15,684,064	177,926	—	—	177,926
Consideration for Presidio stock options exchanged
for Heritage Commerce Corp stock options	—	7,426	—	—	7,426
Issuance of restricted stock awards, net	128,653	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	1,283	—	—	1,283
Cash dividend declared $0.48 per share	—	—	(22,723)	—	(22,723)
Stock option expense, net of forfeitures	—	640	—	—	640
Stock options exercised	266,689	1,626	—	—	1,626
Balance, December 31, 2019	59,368,156	$489,745	$96,741	$(9,778)	$576,708

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,461	$35,331	$23,828
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	2,590	3,788	4,344
(Gain) loss on sale of securities available-for-sale	(661)	(266)	6
(Gain) on sale of SBA loans	(689)	(698)	(1,108)
Proceeds from sale of SBA loans originated for sale	10,096	11,765	14,733
SBA loans originated for sale	(8,504)	(15,214)	(13,730)
Provision for loan losses	846	7,421	99
Increase in cash surrender value of life insurance	(1,404)	(1,045)	(1,666)
Depreciation and amortization	846	753	786
Amortization of other intangible assets	2,739	1,943	1,361
Stock option expense, net	640	708	838
Amortization of restricted stock awards, net	1,283	1,109	912
Amortization of subordinated debt issuance costs	185	186	110
Effect of changes in:
Accrued interest receivable and other assets	8,407	1,572	10,497
Accrued interest payable and other liabilities	(6,492)	1,219	348
Net cash provided by operating activities	50,343	48,572	41,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(111,954)	(162,806)	(144,898)
Purchase of securities held-to-maturity	(50,041)	(31,496)	(120,505)
Maturities/paydowns/calls of securities available-for-sale	53,566	57,142	57,862
Maturities/paydowns/calls of securities held-to-maturity	59,361	50,773	44,277
Proceeds from sales of securities available-for-sale	167,551	94,291	6,536
Net change in loans	33,810	38,394	(77,199)
Changes in Federal Home Loan Bank stock and other investments	1,161	(4,483)	(2,715)
Purchase of premises and equipment	(203)	(187)	(649)
Cash received in bank acquisition, net of cash paid	117,988	36,028	—
Net cash provided by (used in) investing activities	271,239	77,656	(237,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	2,977	(262,085)	220,849
Issuance of subordinated debt, net of issuance costs	—	—	39,073
Redemption of subordinated debt	(10,000)	—	—
Payment for early debt extinguishment penalty	(300)	—	—
Net change in short-term borrowings	(114)	—	—
Exercise of stock options	1,626	2,667	1,368
Common stock offering costs	(246)	—	—
Payment of cash dividends	(22,723)	(18,464)	(15,238)
Net cash provided by (used in) financing activities	(28,780)	(277,882)	246,052
Net increase (decrease) in cash and cash equivalents	292,802	(151,654)	50,119
Cash and cash equivalents, beginning of period	164,568	316,222	266,103
Cash and cash equivalents, end of period	$457,370	$164,568	$316,222

Supplemental disclosures of cash flow information:
Interest paid	$9,935	$7,528	$5,166
Income taxes paid	17,730	12,838	17,256

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	9,566	—	—
Transfer of loans held-for-sale to loan portfolio	694	4,917	2,391
Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents, net of cash paid	117,988	36,028	—
Securities available-for-sale	45,069	63,723	—
Securities held-to-maturity	463	—	—
Net loans	685,964	336,446	—
Premises and equipment	1,756	350	—
Goodwill	83,667	38,089	—
Other intangible assets	11,147	8,361	—
Company owned life insurance	12,764	—	—
Other assets, net	29,397	14,736	—
Deposits	(774,259)	(416,628)	—
Subordinated debt	(10,000)	—	—
Other borrowings	(442)	(62)	—
Other liabilities	(17,916)	(3,038)	—
Common stock issued and stock options exchanged to acquire Presidio Bank, net of offering costs	185,598	—	—
Common stock issued to acquire Tri-Valley Bank and United American Bank	—	78,005	—

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

The Company acquired Presidio Bank (“Presidio”) on October 11, 2019. Presidio was merged with HBC, with HBC as the surviving bank.  Presidio’s results of operations have been included in the Company’s results of operations beginning October 12, 2019.

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

Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan losses is recorded with a charge to current period earnings through provision for loan losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company would first reduce any previously established allowance for loan and lease losses, and then record an adjustment to interest income through a prospective increase in the accretable yield. There were no PCI loans at December 31, 2019 and December 31, 2018.

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

Federal Home Loan Bank and Federal Reserve Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank is required to own common stock in the FHLB based on the Bank’s level of borrowings and outstanding FHLB advances. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends from the FHLB are reported as income.

As a member of the Federal Reserve Bank (“FRB”) of San Francisco, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received from the FRB are reported as income.

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

Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of Presidio on October 11, 2019, Tri-Valley on April 6, 2018 and United American on May 4, 2018, and from acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of a core deposit intangible assets from the Focus Business Bank (“Focus”) acquisition in August 2015, the Tri-Valley acquisition in April 2018, the United American acquisition in May 2018, and the Presidio merger in October 2019, and below market value lease intangible assets from the Tri-Valley and United American acquisitions, and an above market lease liability from the Presidio merger. In addition, a customer relationship and brokered relationship intangible assets arising from the Bay View Funding acquisition in November 2014 are included in other intangible assets.  They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible assets from the acquisitions are being amortized on an accelerated method over ten years.  The below market value lease intangible assets are being amortized on the straight line method over three years for United American and eleven years for Tri-Valley. The above market lease adjustment is being amortized on the straight line method over 60 months for Presidio.  The customer relationship and brokered relationship intangible assets from the Bay View Funding acquisition are being amortized over ten years.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2019 and 2018.

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

In March 2016, the FASB issued new guidance intended to simplify several areas of accounting for share-based compensation programs, including the income tax impact, classification on the statement of cash flows, and forfeitures.  The Company adopted the new guidance on share-based compensation during the first quarter of 2017.  All excess tax benefits and tax deficiencies (including tax benefits of dividends on share‑based payment awards) are recognized as income tax expense or benefit on the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  The adoption of this guidance resulted in a reduction to tax expense of $146,000 and $424,000 and $146,000 for the years ended December 31, 2019, 2018, and 2017 respectively.

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

Segment Reporting

HBC is a commercial bank serving customers located in Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara counties of California. Bay View Funding provides business essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10 percent of revenue for HBC or the Company. With the previous acquisition of Bay View Funding, the Company has two reportable segments consisting of Banking and Factoring.

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2018 and 2017 were reclassified to conform to the 2019 presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

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

The amendments of ASU No. 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for the Company on January 1, 2019.  At December 31, 2019, the Company reported increased assets of $12.2 million and increased liabilities of $13.0 million on its consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities related to non-cancellable operating lease agreements for office space. The adoption of this guidance did not have a material impact to its Consolidated Statements of Income or Cash Flows. See Note 7 – Leases for more information.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard is the final guidance on the new current expected credit loss (“CECL”) model. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities.  This update became effective for the Company on January 1, 2020. The Company is finalizing the economic forecasts and certain other key assumptions used in our CECL model and methodologies, and the required financial reporting disclosures are being further refined and internally validated. Internal controls related to CECL have been designed and are being evaluated; however, all internal controls related to CECL implementation are not operational. As of the implementation date, Management expects to recognize an increase of up to $12,000,000 to its allowance for credit losses for loans. The majority of this increase is related to the acquired loan portfolios. Once finalized, the cumulative-effect adjustment as a result of the adoption of this guidance will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2020. This estimate is subject to change based on continued refinement and validation of the model and methodologies as well as changes in forecasted macroeconomic conditions. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

Management does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are U.S. government agency-backed securities for which the risk of loss is minimal.

In January 2017, the FASB issued accounting standards ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net remaining amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. The amendments of the update became effective for the Company on January 1, 2020. The requirements of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2019 and 2018
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items	Total
	(Dollars in thousands)
Beginning balance January 1, 2019, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)
Other comprehensive income (loss) before reclassification,
net of taxes	7,075	—	(4,022)	3,053
Amounts reclassified from other comprehensive income (loss),
net of taxes	(466)	(46)	62	(450)
Net current period other comprehensive income (loss),
net of taxes	6,609	(46)	(3,960)	2,603

Ending balance December 31, 2019, net of taxes	$1,602	$298	$(11,678)	$(9,778)

Beginning balance January 1, 2018, net of taxes	$(362)	$375	$(9,265)	$(9,252)
Other comprehensive (loss) before reclassification,
net of taxes	(4,458)	—	1,387	(3,071)
Amounts reclassified from other comprehensive income (loss),
net of taxes	(187)	(31)	160	(58)
Net current period other comprehensive income (loss),
net of taxes	(4,645)	(31)	1,547	(3,129)

Ending balance December 31, 2018, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)

	Amounts Reclassified from
	AOCI(1)
	Year Ended
	December 31,			Affected Line Item Where
Details About AOCI Components	2019	2018	2017	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$661	$266	$(6)	Gain (loss) on sales of securities
	(195)	(79)	3	Income tax expense
	466	187	(3)	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	65	44	51	Interest income on taxable securities
	(19)	(13)	(22)	Income tax expense
	46	31	29	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	96	65	71
Actuarial losses	(184)	(292)	(276)
	(88)	(227)	(205)	Other noninterest expense
	26	67	86	Income tax benefit
	(62)	(160)	(119)	Net of tax
Total reclassification from AOCI for the period	$450	$58	$(93)

(1)This AOCI component is included in the computation of net periodic benefit cost (see Note 14 — Benefit Plans).

3) Securities

The amortized cost and estimated fair value of securities at year‑end were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$283,598	$934	$(171)	$284,361
U.S. Treasury	118,939	1,525	—	120,464
Total	$402,537	$2,459	$(171)	$404,825

Securities held-to-maturity:
Agency mortgage-backed securities	$285,344	$1,206	$(968)	$285,582
Municipals - exempt from Federal tax	81,216	1,313	(4)	82,525
Total	$366,560	$2,519	$(972)	$368,107

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$311,523	$98	$(8,767)	$302,854
U.S. Treasury	147,823	930	—	148,753
U.S. Government sponsored entities	7,433	4	(1)	7,436
Total	$466,779	$1,032	$(8,768)	$459,043

Securities held-to-maturity:
Agency mortgage-backed securities	$291,241	$59	$(9,153)	$282,147
Municipals - exempt from Federal tax	85,957	312	(2,241)	84,028
Total	$377,198	$371	$(11,394)	$366,175

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)
Total	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)

Securities held-to-maturity:
Agency mortgage-backed securities	$50,060	$(178)	$88,128	$(790)	$138,188	$(968)
Municipals - exempt from Federal tax	1,556	(4)	—	—	1,556	(4)
Total	$51,616	$(182)	$88,128	$(790)	$139,744	$(972)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$3,868	$(21)	$281,082	$(8,746)	$284,950	$(8,767)
U.S. Government sponsored entities	3,974	(1)	—	—	3,974	(1)
Total	$7,842	$(22)	$281,082	$(8,746)	$288,924	$(8,768)

Securities held-to-maturity:
Agency mortgage-backed securities	$16,088	$(103)	$255,917	$(9,050)	$272,005	$(9,153)
Municipals - exempt from Federal tax	5,019	(27)	57,301	(2,214)	62,320	(2,241)
Total	$21,107	$(130)	$313,218	$(11,264)	$334,325	$(11,394)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2019, the Company held 463 securities (141     available-for-sale and 322 held-to-maturity), of which 86 had fair values below amortized cost. At December 31, 2019, there were $27,534,000 of agency mortgage-backed securities available-for-sale, and $88,128,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or greater. The total unrealized loss for securities 12 months or greater was $856,000 at December 31, 2019. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

The proceeds from sales of securities and the resulting gains and losses are listed below:

	2019	2018	2017
	(Dollars in thousands)
Proceeds	$167,551	$94,291	$6,536
Gross gains	1,094	1,243	—
Gross losses	(433)	(977)	(6)

The amortized cost and fair value of debt securities as of December 31, 2019, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$54,649	55,085
Due after one through five years	64,290	65,379
Agency mortgage-backed securities	283,598	284,361
Total	$402,537	$404,825

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due 3 months or less	$125	125
Due after 3 months through one year	1,449	1,457
Due after one through five years	5,206	5,358
Due after five through ten years	31,698	32,279
Due after ten years	42,738	43,306
Agency mortgage-backed securities	285,344	285,582
Total	$366,560	$368,107

Securities with amortized cost of $32,773,000 and $36,229,000 as of December 31, 2019 and 2018 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

4) Loans

Loans at year‑end were as follows:

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$631,547	$597,763
Real estate:
CRE	1,510,592	994,067
Land and construction	150,634	122,358
Home equity	175,252	109,112
Residential mortgages	46,256	50,979
Consumer	19,882	12,453
Loans	2,534,163	1,886,732
Deferred loan fees, net	(319)	(327)
Loans, net of deferred fees	2,533,844	1,886,405
Allowance for loan losses	(23,285)	(27,848)
Loans, net	$2,510,559	$1,858,557

Changes in the allowance for loan losses were as follows:

`	Year Ended December 31, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(6,609)	—	(14)	(6,623)
Recoveries	1,045	169	—	1,214
Net (charge-offs) recoveries	(5,564)	169	(14)	(5,409)
Provision (credit) for loan losses	(1,044)	1,910	(20)	846
End of period balance	$10,453	$12,750	$82	$23,285

	Year Ended December 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(2,002)	—	(24)	(2,026)
Recoveries	2,645	150	—	2,795
Net (charge-offs) recoveries	643	150	(24)	769
Provision for loan losses	5,810	1,571	40	7,421
End of period balance	$17,061	$10,671	$116	$27,848

	Year Ended December 31, 2017
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$10,656	$8,327	$106	$19,089
Charge-offs	(2,239)	—	—	(2,239)
Recoveries	1,585	1,124	—	2,709
Net (charge-offs) recoveries	(654)	1,124	—	470
Provision (credit) for loan losses	606	(501)	(6)	99
End of period balance	$10,608	$8,950	$100	$19,658

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year‑end:

	December 31, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,835	$—	$—	$1,835
Collectively evaluated for impairment	8,618	12,750	82	21,450
Total allowance balance	$10,453	$12,750	$82	$23,285
Loans:
Individually evaluated for impairment	$4,810	$5,454	$—	$10,264
Collectively evaluated for impairment	626,737	1,877,280	19,882	2,523,899
Total loan balance	$631,547	$1,882,734	$19,882	$2,534,163

	December 31, 2018
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,944	$—	$—	$6,944
Collectively evaluated for impairment	10,117	10,671	116	20,904
Total allowance balance	$17,061	$10,671	$116	$27,848
Loans:
Individually evaluated for impairment	$9,495	$5,645	$—	$15,140
Collectively evaluated for impairment	588,268	1,270,871	12,453	1,871,592
Total loan balance	$597,763	$1,276,516	$12,453	$1,886,732

The following table presents loans held‑for‑investment individually evaluated for impairment by class of loans as of December 31, 2019 and December 31, 2018. The recorded investment included in the following table represents loan principal net of any partial charge‑offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge‑offs.

	December 31, 2019			December 31, 2018
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$2,113	$2,113	$—	$1,849	$1,849	$—
Real estate:
CRE	5,094	5,094	—	5,094	5,094	—
Home Equity	360	360	—	551	551	—
Total with no related allowance recorded	7,567	7,567	—	7,494	7,494	—

With an allowance recorded:
Commercial	2,697	2,697	1,835	7,646	7,646	6,944
Total with an allowance recorded	2,697	2,697	1,835	7,646	7,646	6,944
Total	$10,264	$10,264	$1,835	$15,140	$15,140	$6,944

The following table presents interest recognized and cash‑basis interest earned on impaired loans for the periods indicated:

Year Ended December 31, 2019
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$8,048	$6,433	$—	$440	$—	$14,921
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Year Ended December 31, 2018
Real Estate
			Land and	Home
	Commercial	CRE	Construction	Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$10,744	$3,507	$24	$487	$—	$14,762
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest recognized	$—	$—	$—	$—	$—	$—

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year‑end:

	2019	2018
	(Dollars in thousands)
Nonaccrual loans - held-for-investment	$8,675	$13,699
Restructured and loans over 90 days past due and still accruing	1,153	1,188
Total nonperforming loans	9,828	14,887
Other restructured loans	436	253
Total impaired loans	$10,264	$15,140

The following table presents the nonperforming loans by class at year‑end:

	December 31, 2019			December 31, 2018
		Restructured			Restructured
		and Loans			and Loans
		over 90 Days			over 90 Days
		Past Due			Past Due
		and Still			and Still
	Nonaccrual	Accruing	Total	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$3,444	$1,153	$4,597	$8,279	$963	$9,242
Real estate:
CRE	5,094	—	5,094	5,094	—	5,094
Home equity	137	—	137	326	225	551
Total	$8,675	$1,153	$9,828	$13,699	$1,188	$14,887

The following table presents the aging of past due loans at year-end by class of loans:

	December 31, 2019
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$4,770	$2,097	$3,217	$10,084	$621,463	$631,547
Real estate:
CRE	—	—	5,094	5,094	1,505,498	1,510,592
Land and construction	—	—	—	—	150,634	150,634
Home equity	—	137	—	137	175,115	175,252
Residential mortgages	—	—	—	—	46,256	46,256
Consumer	—	—	—	—	19,882	19,882
Total	$4,770	$2,234	$8,311	$15,315	$2,518,848	$2,534,163

	December 31, 2018
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial	$5,698	$1,916	$1,258	$8,872	$588,891	$597,763
Real estate:
CRE	—	—	—	—	994,067	994,067
Land and construction	—	—	—	—	122,358	122,358
Home equity	—	—	—	—	109,112	109,112
Residential mortgages	—	—	—	—	50,979	50,979
Consumer	1	—	—	1	12,452	12,453
Total	$5,699	$1,916	$1,258	$8,873	$1,877,859	$1,886,732

Past due loans 30 days or greater totaled $ 15,315,000 and $8,873,000 at December 31, 2019 and December 31, 2018, respectively, of which $7,413,000 and $430,000 were on nonaccrual. At December 31, 2019, there were also

$1,262,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2018, there were also $13,269,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

Loss.  Loans classified as loss are considered uncollectable. In addition, loans of so little value that their continuance as assets is not warranted are classified as loss. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at December 31, 2019 or 2018.

The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2019			December 31, 2018
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$623,768	7,779	$631,547	$584,845	$12,918	$597,763
Real estate:
CRE	1,492,126	18,466	1,510,592	985,193	8,874	994,067
Land and construction	147,553	3,081	150,634	122,358	—	122,358
Home equity	171,999	3,253	175,252	107,495	1,617	109,112
Residential mortgages	46,256	—	46,256	50,979	—	50,979
Consumer	19,882	—	19,882	12,453	—	12,453
Total	$2,501,584	$32,579	$2,534,163	$1,863,323	$23,409	$1,886,732

The increase in classified assets at December 31, 2019 was primarily due to classified assets acquired from Presidio. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in compliance with the Company’s underwriting policy.

The book balance of troubled debt restructurings at December 31, 2019 was $1,039,000, which included $590,000 of nonaccrual loans and $449,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2018 was $649,000, which included $36,000 of nonaccrual loans and $613,000 of accruing loans. Approximately $20,000 and $38,000 in specific reserves were established with respect to these loans as of December 31, 2019 and December 31, 2018. As of December 31, 2019 and December 31, 2018, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The following table presents loans by class modified as troubled debt restructurings:

	During the Year Ended
	December 31, 2019
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	3	$591	$591
Total	3	$591	$591

	During the Year Ended
	December 31, 2018
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial	2	$112	$112
Equity	1	224	224
Total	3	$336	$336

During the twelve months ended December 31, 2019, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the years ended December 31, 2019 and 2018.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties for the periods indicated:

	2019	2018
	(Dollars in thousands)
Beginning of year balance	$—	$531
Repayment on loans during the year	—	(531)
End of year balance	$—	$—

5) Loan Servicing

At December 31, 2019, 2018, and 2017, the Company serviced SBA loans sold to the secondary market of approximately $87,835,000, $104,016,000, and $139,086,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.16%,  1.12%, and 1.13% at December 31, 2019, 2018, and 2017, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2019	2018	2017
	(Dollars in thousands)
Beginning of year balance	$871	$1,373	$1,854
Additions	157	200	278
Amortization	(445)	(702)	(759)
End of year balance	$583	$871	$1,373

There was no valuation allowance for servicing rights at December 31, 2019, 2018, and 2017, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $1,295,000,  $1,651,000, and $2,594,000, at December 31, 2019, 2018, and 2017, respectively. The fair value of servicing rights at December 31, 2019, was estimated using a weighted average constant prepayment rate (“CPR”) assumption of 13.50%, and a weighted average discount rate assumption of 15.90%. The fair value of servicing rights at December 31, 2018, was estimated using a weighted average CPR assumption of 10.89%, and a weighted average discount rate assumption of 16.40%.  The fair value of servicing rights at December 31, 2017, was estimated using a weighted average CPR assumption of 8.13%, and a weighted average discount rate assumption of 13.86%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2019	2018	2017
	(Dollars in thousands)
Beginning of year balance	$568	$968	$1,067
Unrealized loss	(65)	(400)	(99)
End of year balance	$503	$568	$968

6) Premises and Equipment

Premises and equipment at year‑end were as follows:

	2019	2018
	(Dollars in thousands)
Building	$3,508	$3,508
Land	2,900	2,900
Furniture and equipment	10,067	9,584
Leasehold improvements	7,372	5,645
	23,847	21,637
Accumulated depreciation and amortization	(15,597)	(14,500)
Premises and equipment, net	$8,250	$7,137

Depreciation and amortization expense was $846,000, $753,000, and $786,000 in 2019, 2018, and 2017, respectively.

7) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations.  The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of December 31, 2019, operating lease ROU assets, included in other assets totaled $12,173,000, and lease liabilities, included in other liabilities, totaled $13,032,000.

The following table presents the quantitative information for the Company’s leases:

December 31,
2019
(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,490
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,519
Operating Lease - ROU assets	$12,173
Operating Lease - Liabilities	$13,032
Weighted Average Lease Term - Operating Leases	4.79 years
Weighted Average Discount Rate - Operating Leases	3.86%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2020	$3,812
2021	2,852
2022	2,578
2023	1,855
2024	1,474
Thereafter	1,618
Total undiscounted cash flows	14,189
Discount on cash flows	(1,157)
Total lease liability	$13,032

The merger with Presidio resulted in the Company operating overlapping branch locations in the cities of Walnut Creek and San Mateo, California.  Management has approved the consolidation of these branches in 2020 by vacating the HBC leased locations prior to the lease termination date, and moving the operations to the Presidio branch locations.  The consolidation of these two branches into the Presidio locations resulted in the impairment of both leases at December 31, 2019.  The lease impairment and write-off of fixed assets and tenant improvements totaled $434,000 for the Walnut Creek location, and $625,000 for the San Mateo location during the fourth quarter of 2019.

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

On October 11, 2019, the Company completed its merger with Presidio for an aggregate transaction value of $185,598,000. Shareholders of Presidio received a fixed exchange ratio at closing of 2.47 shares of the Company’s common stock for each share of Presidio common stock. Upon closing of the transaction, the Company issued 15,684,064 shares of the Company’s common stock to Presidio shareholders and holders of restricted stock units for a total value of $178,171,000 based on the Company’s closing stock price of $11.36 on the closing date of October 11, 2019. In addition, the consideration for Presidio stock options exchanged for the Company’s stock options totaled $7,426,000 and cash-in-lieu of fractional shares totaled $1,000 on October 11, 2019.  The following table summarizes the consideration paid for Presidio:

(Dollars in thousands)
Issuance of 15,684,064 shares of common stock
to Presidio shareholders and holders of restricted stock
(stock price = $11.36 on October 11, 2019)	$178,171
Consideration for Presidio stock options exchanged for
Heritage Commerce Corp stock options	7,426
Cash paid for fractional shares	1
Total consideration	$185,598

The following table summarizes the estimated fair values of the Presidio assets acquired and liabilities assumed at the date of the merger.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	Presidio	Adjustments		Acquisition
	(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$117,989	$(1)	(a)	$117,988
Securities available-for-sale	44,647	422	(b)	45,069
Securities held-to-maturity	463	—		463
Loans	698,493	(12,529)	(c)	685,964
Allowance for loan losses	(7,463)	7,463	(d)	—
Premises and equipment, net	1,756	—		1,756
Other intangible assets	—	11,147	(e)	11,147
Other assets, net	43,539	(1,378)	(f)	42,161
Total assets acquired	$899,424	$5,124		904,548

Liabilities assumed:
Deposits	$774,260	$(1)	(g)	774,259
Subordinated Debt	10,000	—	(h)	10,000
Other borrowings	442	—		442
Other liabilities	17,916	—		17,916
Total liabilities assumed	$802,618	$(1)		802,617
Net assets acquired				101,931
Purchase price				185,598
Goodwill recorded in the merger				$83,667

Explanation of certain fair value related adjustments for the Presidio merger:

(a)	Represents cash paid for fractional shares in the transaction.
(b)	Represents the fair value adjustment on investment securities available-for-sale.
(c)	Represents the fair value adjustment to the net book value of loans includes an interest rate mark and credit mark adjustment.
(d)	Represents the elimination of Presidio’s allowance for loan losses.
(e)

Represents intangible assets recorded to reflect the fair value of core deposits and an above market lease. The core deposit asset was recorded as an identifiable intangible asset and is amortized on an accelerated basis over the estimated average life of the deposit base.  The above market lease liability will be accreted on the straight line method over 60 months.

(f)	Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.
(g)	Represents the fair value adjustment on time deposits, which was amortized as interest expense.
(h)	The Company acquired $10,000,000 of subordinated debt from the Presidio transaction. The Presidio subordinated debt was redeemed on December 19, 2019.

Presidio’s results of operations have been included in the Company’s results of operations beginning October 12, 2019.

The following table presents pro forma financial information as if the merger had occurred on January 1, 2018, which includes the pre‑acquisition period for Presidio. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one‑time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

	For the Year Ended
UNAUDITED	December 31, 2019	December 31, 2018
	(Dollars in thousands, except per share amounts)
Net interest income	$163,555	$160,044
Provision (credit) for loan losses	870	7,694
Noninterest income	11,291	10,795
Noninterest expense	92,709	97,563
Income before income taxes	81,268	65,582
Income tax expense	23,730	17,549
Net income	$57,538	$48,033

Net income per share - basic	$0.98	$0.84
Net income per share - diluted	$0.96	$0.83

The Company believes the mergers provide the opportunity to combine independent business banking franchises with similar philosophies and cultures into a combined $4.1 billion business bank based in San Jose, California. The pooling of the three banks’ resources and knowledge enhance the Company’s capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank will be much better positioned to meet the needs of the Company’s customers, shareholders and the community.  The following table summarizes the pre-tax merger-related costs for the year ended December 31, 2019 for the Presidio merger, and the pre-tax merger-related costs for the years ended December 31, 2018 and 2017 for the Tri-Valley and United American acquisitions:

	For the Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(Dollars in thousands)
Salaries and employee benefits	$6,580	$3,569	$—
Other	4,500	5,598	671
Total merger-related costs	$11,080	$9,167	$671

The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. There were no PCI loans at December 31, 2019 and December 31, 2018.

Goodwill of $13,819,000 arising from the Tri-Valley acquisition, $24,270,000 from the United American acquisition and $83,667,000 from the Presidio merger is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As these transactions were structured as tax-free exchanges, the goodwill will not be deductible for tax purposes. As of April 6, 2019 and May 4, 2019 the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Tri-Valley and United American, respectively, resulting in no material changes to acquisition accounting adjustments. Management’s preliminary valuation of the tangible and intangible assets acquired and liabilities assumed from the Presidio merger, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the tables above. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing final “stub” period tax returns for October 11, 2019 for Presidio.

9) Goodwill and Other Intangible Assets

Goodwill

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

The Company completed its annual goodwill impairment analysis as of November 30, 2019 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis. No events or circumstances since the November 30, 2019 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists, for either the Company’s banking segment or the factoring segment.

The following table summarizes the carrying amount of goodwill by segment at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in thousands)
Banking	$154,376	$70,709
Factoring	13,044	13,044
Total Goodwill	$167,420	$83,753

Other Intangible Assets

Other intangible assets acquired in the merger with Presidio in October 2019 included a core deposit intangible asset of $11,247,000, amortized on an accelerated method over its estimated useful life of 10 years, and an above market value lease liability of ($100,000), amortized over its estimated useful life of 60 months. Accumulated amortization of the core deposit intangible and above market lease was $524,000 at December 31, 2019.

Other intangible assets acquired in the acquisition of United American in May 2018 included a core deposit intangible asset of $5,723,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $660,000, amortized over its estimated useful life of 3 years. Accumulated amortization of the core deposit intangible and below market lease was $1,788,000, and $756,000 at December 31, 2019 and December 31, 2018, respectively.

Other intangible assets acquired in the acquisition of Tri-Valley in April 2018 include a core deposit intangible asset of $1,768,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $210,000,  amortized over its estimated useful life of 11 years. Accumulated amortization of the core deposit intangible and below market lease was $480,000 and $222,000 at December 31, 2019 and December 31, 2018, respectively.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized on an accelerated method over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $ 3,504,000 and $2,770,000 at December 31, 2019 and December 31, 2018, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included a below market value lease intangible assets of $109,000, a non-compete agreement intangible asset of $250,000, and a customer relationship and brokered relationship intangible assets of $1,900,000, amortized over the 10 year estimated useful lives. Accumulated amortization of these intangible assets was $981,000 and $791,000 at December 31, 2019 and December 31,

2018, respectively. The below market lease and non-compete agreement intangible assets were fully amortized at December 31, 2017.

Estimated amortization expense for each of the next five years and thereafter is as follows:

			United	United				Bay View Funding
	Presidio	Presidio	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Above	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense
			(Dollars in thousands)
2020	$1,719	(20)	$665	$235	$208	$18	$716	$190	$3,731
2021	1,447	(20)	602	—	184	18	596	190	3,017
2022	1,225	(20)	553	—	167	18	502	190	2,635
2023	1,118	(20)	521	—	158	18	420	190	2,405
2024	1,026	(14)	499	—	152	18	347	159	2,187
Thereafter	4,181	—	1,520	—	451	88	200	—	6,440
	$10,716	$(94)	$4,360	$235	$1,320	$178	$2,781	$919	$20,415

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2019 and December 31, 2018.

10) Deposits

The following table presents the scheduled maturities of all time deposits for the next five years:

(Dollars in thousands)
2020	$156,141
2021	9,658
2022	2,115
2023	54
2024	66
Total	$168,034

Time deposits of $250,000 and over were $99,882,000 and $86,114,000 at December 31, 2019 and 2018, respectively. At December 31, 2019, time deposits within Certificate of Deposit Account Registry Service (“CDARS”) deposits totaled $28,847,000, which were comprised of money market deposits of $2,171,000, and interest-bearing demand deposits of $12,885,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $13,791,000, (which are included in the table above). At December 31, 2018, CDARS deposits totaled $14,898,000, which comprised money market deposits of $3,366,000, and interest-bearing demand deposits of $8,747,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $2,785,000. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are not considered brokered deposits under current regulatory reporting guidelines.

Deposits from executive officers, directors, and their affiliates were $12,636,000 and $21,752,000 at December 31, 2019 and 2018, respectively.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2019, and December 31, 2018, HBC had no overnight borrowings from the FHLB. HBC had $272,879,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $228,103,000 at December 31, 2019. HBC had $228,152,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $178,560,000 at December 31, 2018.

HBC can also borrow from the FRB’s discount window. HBC had approximately $726,709,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $408,401,000 at December 31, 2019, none of which was outstanding. HBC had approximately $739,830,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $418,399,000 at December 31, 2018, none of which was outstanding.

At December 31, 2019, HBC had Federal funds purchase arrangements available of $80,000,000. There were no Federal funds purchased outstanding at December 31, 2019 and 2018.

HCC has a $5,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2019 and 2018.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2019, and 2018.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. Unamortized debt issuance cost totaled $446,000 at December 31, 2019.

It is understood that after December 31, 2021, the administrator in the United Kingdom with authority over the agency that currently publishes LIBOR (commonly known as the Intercontinental Exchange “ICE”), will no longer support that published index as a generally representative rate. Due to this, standardized contract language addressing the replacement of LIBOR has been published by the Alternative Rate Reference Committee (commonly known as “ARRC”) convened by, among others, the Federal Reserve Board. It is also understood that ARRC generally supports using the Secured Overnight Financing Rate (“SOFR”) as a replacement index (with an adjustment mechanism), although one version of the ARRC’s proposed language does not require implementation of SOFR immediately. With respect to new financings tied to LIBOR going forward, it is expected to consider the implementation of the ARRC’s proposed language (with variations as appropriate) into the documentation thereof. With respect to existing financings tied to LIBOR, the existing terms of the documentation thereof will be the primary driver of how all issues related to LIBOR are dealt with, which necessarily means each will be evaluated and responded to on a case-by-case basis as necessary. Efforts are underway to coordinate with the counter-parties under such financings to address the issues, subject to the terms of the existing documentation and any mutually agreeable amendments thereto.

The Company acquired $10,000,000 of subordinated debt from the Presidio transaction with an interest rate of 8%, which was redeemed on December 19, 2019.  As a result of the redemption of the Presidio subordinated debt, the Company paid a pre-payment penalty of $300,000 during the fourth quarter of 2019.

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

Income tax expense (benefit) consisted of the following for the year ended December 31, as follows:

	2019	2018	2017
	(Dollars in thousands)
Currently payable tax:
Federal	$7,631	$9,187	$12,948
State	4,689	5,416	4,653
Total currently payable	12,320	14,603	17,601
Deferred tax expense (benefit):
Federal	2,200	(1,133)	1,193
Due to enactment of Tax Reform	—	—	7,103
State	1,331	(146)	574
Total deferred tax	3,531	(1,279)	8,870
Income tax expense	$15,851	$13,324	$26,471

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2019	2018	2017
Statutory Federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	8.5%	8.5%	6.8%
Low income housing credits, net of investment losses	(0.5)%	(0.8)%	(0.5)%
Increase in cash surrender value of life insurance	(0.5)%	(0.5)%	(1.2)%
Stock option/restricted stock windfall tax benefit	(0.3)%	(0.9)%	(0.3)%
Non-taxable interest income	(0.8)%	(0.9)%	(1.5)%
Split-dollar term insurance	0.1%	0.1%	0.1%
Merger cost	0.5%	0.5%	—%
Due to enactment of Tax Reform	—%	—%	14.1%
Other, net	0.1%	0.4%	0.1%
Effective tax rate	28.1%	27.4%	52.6%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Defined postretirement benefit obligation	$9,901	$7,877
Allowance for loan losses	7,231	7,697
Federal net operating loss carryforwards	3,662	5,093
Accrued expenses	2,562	1,939
Lease accounting	1,647	—
Stock compensation	1,636	1,244
California net operating loss carryforwards	1,489	2,128
State income taxes	954	1,117
Premises and equipment	695	642
Split-dollar life insurance benefit plan	75	80
Nonaccrual interest	61	55
Tax credit carryforwards	57	71
Securities available-for-sale	—	2,184
Other	654	716
Total deferred tax assets	30,624	30,843

Deferred tax liabilities:
Intangible liabilities	(1,321)	(1,671)
Loan fees	(1,842)	(1,089)
Prepaid expenses	(289)	(554)
Securities available-for-sale	(772)	—
Lease accounting	(1,647)	—
I/O strips	(144)	(163)
FHLB stock	(177)	(174)
Other	(130)	(103)
Total deferred tax liabilities	(6,322)	(3,754)
Net deferred tax assets	$24,302	$27,089

At December 31, 2019, the Company's federal net operating loss (“NOL”) carryforwards were $17,438,000 and the Company's California net operating loss carryforwards were $17,372,000. These amounts are attributable to the Focus, Tri-Valley and United American transactions. The realization of these NOL carryforwards for Federal and State tax purposes are limited on the amount of net operating losses that can be utilized annually under the current tax law. The Company does not believe that its annual limitation on each acquisition will impact the ultimate deductibility of the NOL carry-forwards.  The State tax credit carryforwards, net of Federal tax effects, were $57,328 as of December 31, 2019, which will begin to expire in 2022. Since the Company will be able to fully utilize the net operating loss carryforwards before they begin to expire in 2029, no valuation allowance is required against the deferred tax assets.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. As of December 31, 2019 and 2018 the Company’s recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2019, and December 31, 2018, the Company had net deferred tax assets of $24,302,000 and $27,089,000, respectively. At December 31, 2019, the Company determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2016, and by the State of California taxing authority for years before 2015.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Low income housing investments	$6,126	$3,172
Future commitments	$625	$273

The Company expects $28,000 of the future commitments to be paid in 2020, and $597,000 in 2021 through 2025.

For tax purposes, the Company recognized low income housing tax credits of $511,000 and $425,000 for the years ended December 31, 2019 and December 2018, respectively, and low income housing investment expense of $520,000 and $437,000, respectively.  The Company recognizes low income housing investment expenses as a component of income tax expense.

13) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. The Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. In 2019, the Company granted 299,500 shares of nonqualified stock options and 134,653 shares of restricted stock subject to time vesting requirements. There were 796,957 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2019.

The Presidio equity plans were assumed by the Company and the outstanding options issued under the Presidio equity plans were converted into the right to receive the Company’s shares at the exercise price pursuant to the formula defined in the merger agreement. Consideration for the assumed Presidio stock options exchanged for 1,176,757 shares of the Company’s stock options totaled $7,426,000.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2019	1,570,603	$10.76
Granted	299,500	$12.16
Assumed Presidio Bank stock options exchanged for
Heritage Commerce Corp stock options	1,176,757	$5.05
Exercised	(266,689)	$6.10
Forfeited or expired	(67,325)	$14.31
Outstanding at December 31, 2019	2,712,846	$8.80	5.62	$12,369,413
Vested or expected to vest	2,550,075		5.62	$11,627,248
Exercisable at December 31, 2019	2,206,775		4.93	$12,151,054

Information related to the equity plans for each of the last three years:

	December 31,
	2019	2018	2017
Intrinsic value of options exercised	$1,618,615	$1,844,909	$1,342,794
Cash received from option exercise	$1,626,113	$2,667,305	$1,368,673
Tax benefit realized from option exercises	$258,037	$534,638	$547,817
Weighted average fair value of options granted	$1.91	$3.03	$2.66

As of December 31, 2019, there was $ 1,156,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.64 years.

The fair value of each option grant is estimated on the date of grant using the Black‑Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	December 31,
	2019	2018	2017
Expected life in months(1)	72	72	72
Volatility(1)	24%	21%	24%
Weighted average risk-free interest rate(2)	2.23%	2.88%	1.94%
Expected dividends(3)	3.95%	2.64%	2.78%

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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2019	193,298	$11.04
Granted	134,653	$12.16
Vested	(82,498)	$12.37
Forfeited or expired	(6,000)	$17.11
Nonvested shares at December 31, 2019	239,453	$11.23

As of December 31, 2019, there was $2,340,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.11 years.

The Company has two share based compensation plans. Total compensation cost has been charged against income for those plans was $1,924,000, $1,817,000, $1,750,000, for 2019, 2018, and 2017, respectively. The total income tax benefit was $239,000, $424,000, and $146,000 for 2019, 2018, and 2017, respectively.

14) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $3,000 and $2,500 for each employee’s contributions in 2019 and 2018, respectively. Contribution expense was $934,000, $749,000, and $535,000 in 2019, 2018 and 2017, respectively.

Employee Stock Ownership Plan

The Company sponsors a non‑contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year‑end. Employer contributions to the ESOP are discretionary. The Company has suspended contributions to the ESOP since 2010. The Plan was “frozen” as of January 1, 2019.  At December 31, 2019, the ESOP owned 102,834 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its employees. Under the deferred compensation plan, an employee may defer up to 100% of his or her bonus and 50% of their regular salary into a deferred account. Amounts deferred are invested in a portfolio of approved investment choices as directed by the employee. Amounts deferred by employees to the deferred compensation plan will be distributed at a future date they have selected or upon termination of employment. There were five and seven employees who elected to participate in the deferred compensation plan during 2019 and 2018, respectively.

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan (“SERP”) covering some current and some former key executives and directors. The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 60 at December 31, 2019. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The SERP has no assets and the projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2019	2018
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,781	$28,510
Projected benefit obligation of SERP agreements acquired from Presidio	2,541	—
Service cost	263	249
Actuarial loss (gain)	4,182	(1,885)
Interest cost	1,059	947
Benefits paid	(1,137)	(1,040)
Projected benefit obligation at end of year	$33,689	$26,781
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$9,670	$5,672

Weighted‑average assumptions used to determine the benefit obligation at year‑end:

	2019	2018
Discount rate	3.01%	4.03%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2020	$1,509
2021	1,717
2022	1,863
2023	1,974
2024	2,011
2025 to 2029	11,366
$20,440

The components of pension cost for the SERP follow:

	2019	2018
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$263	$249
Interest cost	1,059	947
Amortization of net actuarial loss	184	292
Accelerated benefits for Presidio SERP agreements
due to change in control	1,465	—
Net periodic benefit cost	$2,971	$1,488

Amount recognized in other comprehensive income	$2,847	$1,577

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income. The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $387,000 and $183,000 as of December 31, 2019 and 2018, respectively.

Net periodic benefit cost for the years ended December 31, 2019 and 2018 were determined using the following assumption:

	2019	2018
Discount rate	4.03%	3.38%
Rate of compensation increase	N/A	N/A

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements, some of which continues after the participant’s employment and retirement. The policies acquired from Focus and Presidio do not include a post retirement benefit. All participants are fully vested in their split‑dollar life insurance benefits. The accrued benefit liability for the split‑dollar insurance agreements represents either the present value of the future death benefits payable to the participants’ beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant’s underlying agreement.

The split‑dollar life insurance projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The measurement date of the split‑dollar life insurance benefit plan is December 31.

The following sets forth the funded status of the split dollar life insurance benefits:

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,903	$6,711
Interest cost	278	227
Actuarial loss (gain)	1,017	(35)
Projected benefit obligation at end of period	$8,198	$6,903

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	December 31,	December 31,
	2019	2018
	(Dollars in thousands)
Net actuarial loss	$3,776	$2,573
Prior transition obligation	1,059	1,149
Accumulated other comprehensive loss	$4,835	$3,722

Weighted‑average assumption used to determine the benefit obligation at year‑end follow:

	2019	2018
Discount rate	3.01%	4.03%

Components of net periodic benefit cost during the year are:

	2019	2018
	(Dollars in thousands)
Amortization of prior transition obligation	$(96)	$(65)
Interest cost	278	227
Net periodic benefit cost	$182	$162

Amount recognized in other comprehensive income	$1,113	$(30)

The estimated net actuarial loss and prior transition obligation for the split‑dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 as of December 31, 2019 and 2018.

Weighted‑average assumption used to determine the net periodic benefit cost:

	2019	2018
Discount rate	4.03%	3.38%

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at December 31, 2019
Available-for-sale securities:
Agency mortgage-backed securities	$284,361	—	$284,361	—
U.S. Treasury	120,464	120,464	—	—
I/O strip receivables	503	—	503	—

Assets at December 31, 2018
Available-for-sale securities:
Agency mortgage-backed securities	$302,854	—	$302,854	—
U.S. Treasury	148,753	148,753	—	—
U.S. Government sponsored entities	7,436	—	7,436	—
I/O strip receivables	568	—	568	—

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at December 31, 2019
Impaired loans - held-for-investment:
Commercial	$862	—	—	$862
	$862	—	—	$862

Assets at December 31, 2018
Impaired loans - held-for-investment:
Commercial	$702	—	—	$702
	$702	—	—	$702

The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$2,697	$7,646
Book value of impaired loans held-for-investment carried at cost	7,567	7,494
Total impaired loans held-for-investment	$10,264	$15,140
Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$2,697	$7,646
Specific valuation allowance	(1,835)	(6,944)
Impaired loans held-for-investment carried at fair value, net	$862	$702

Impaired loans held‑for‑investment were $10,264,000 at December 31, 2019. In addition, these loans had a specific valuation allowance of $1,835,000 at December 31, 2019. Impaired loans held‑for‑investment totaling $2,697,000 at December 31, 2019 were carried at fair value as a result of partial charge‑offs and specific valuation allowances at year‑end. The remaining $7,567,000 of impaired loans were carried at cost at December 31, 2019, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge‑offs and changes in specific valuation allowances during 2019 on impaired loans held‑for‑investment carried at fair value at December 31, 2019 resulted in an additional credit to provision for loan losses of $2,128,000.

At December 31, 2019, there were no foreclosed assets.

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

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis, at December 31, 2019 and 2018:

	December 31, 2019
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$862	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2018
		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Weighted Average)
	(Dollars in thousands)
Impaired loans - held-for-investment:
Commercial	$702	Market Approach	Discount adjustment for differences between comparable sales	0% to 1%

The Company obtains third party appraisals on collateral for its impaired loans held‑for‑investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the “market approach,” which is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$457,370	$457,370	$—	$—	$457,370
Securities available-for-sale	404,825	120,464	284,361	—	404,825
Securities held-to-maturity	366,560	—	368,107	—	368,107
Loans (including loans held-for-sale), net	2,511,611	—	1,052	2,512,277	2,513,329
FHLB stock, FRB stock, and other
investments	29,842	—	—	—	N/A
Accrued interest receivable	10,915	446	2,218	8,251	10,915
I/O strips receivables	503	—	503	—	503
Liabilities:
Time deposits	$168,034	$—	$158,704	$—	$158,704
Other deposits	3,246,734	—	3,246,734	—	3,246,734
Subordinated debt	39,554	—	40,404	—	40,404
Accrued interest payable	707	—	707	—	707

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$164,568	$164,568	$—	$—	$164,568
Securities available-for-sale	459,043	148,753	310,290	—	459,043
Securities held-to-maturity	377,198	—	366,175	—	366,175
Loans (including loans held-for-sale), net	1,861,206	—	2,649	1,826,654	1,829,303
FHLB stock, FRB stock, and other
investments	25,216	—	—	—	N/A
Accrued interest receivable	9,577	597	2,274	6,706	9,577
I/O strips receivables	568	—	568	—	568
Liabilities:
Time deposits	$147,560	$—	$147,916	$—	$147,916
Other deposits	2,489,972	—	2,489,972	—	2,489,972
Subordinated debt	39,369	—	38,969	—	38,969
Accrued interest payable	497	—	497	—	497

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

Commitments to extend credit were as follows:

	December 31,
	2019			2018
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$147,372	$951,206	$1,098,578	$130,871	$593,839	$724,710
Standby letters of credit	11,445	10,615	22,060	2,770	12,899	15,669
	$158,817	$961,821	$1,120,638	$133,641	$606,738	$740,379

Commitments generally expire within one year.

Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

The Company is required to maintain interest‑bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2019, the Company maintained reserves of $48,717,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Loss Contingencies

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

17) Shareholders’ Equity and Earnings Per Share

Authorized Shares of Common Stock — At a Special Meeting of Shareholders on August 27, 2019, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares of common stock.

Earnings Per Share — Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 789,065, 534,106, and 346,500 stock options for the years ended December 31, 2019, 2018 and 2017, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Net income	$40,461	$35,331	$	$ 23,828

Weighted average common shares outstanding for basic
earnings per common share	46,684,384	41,469,211		38,095,250
Dilutive potential common shares	1,221,845	713,728		515,565
Shares used in computing diluted earnings per common share	47,906,229	42,182,939		38,610,815

Basic earnings per share	$0.87	$0.85		$0.63
Diluted earnings per share	$0.84	$0.84		$0.62

18) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since December 31, 2019, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules were phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and addressed relevant provisions of The Dodd Frank Wall Street Reform and

Consumer Protection Act of 2010, as amended. The new capital rules established a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is 2.5% of risk-weighted assets for 2019 and 1.875% for 2018. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2019.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2019 and December 31, 2018, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2019, and December 31, 2018.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2019
Total Capital	$457,158	14.6%	$329,306	10.5%
(to risk-weighted assets)
Tier 1 Capital	$393,432	12.5%	$266,581	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$393,432	12.5%	$219,538	7.0%
(to risk-weighted assets)
Tier 1 Capital	$393,432	9.7%	$161,677	4.0%
(to average assets)

(1)Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2019, and December 31, 2018.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2019
Total Capital	$435,757	13.9%	$313,485	10.0%	$329,159	10.5%
(to risk-weighted assets)
Tier 1 Capital	$411,585	13.1%	$250,788	8.0%	$266,462	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$411,585	13.1%	$203,765	6.5%	$219,439	7.0%
(to risk-weighted assets)
Tier 1 Capital	$411,585	10.2%	$202,013	5.0%	$161,611	4.0%
(to average assets)

(1)Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

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

The Subordinated Debt, net of unamortized issuance costs, totaled $39,554,000 at December 31, 2019, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2019, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $20,636,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed dividends totaling $22,500,000 and $17,000,000 for the years ended December 31, 2019 and 2018, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Year Ended
	December 31,
	2019	2018
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$4,510	$4,113
Noninterest Income Out-of-scope of Topic 606	5,734	5,461
Total noninterest income	$10,244	$9,574

20) Noninterest Expense

The following table indicates the various components of the Company’s noninterest expense in each category for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Salaries and employee benefits	$50,754	$43,762	$35,719
Occupancy and equipment	6,647	5,411	4,578
Professional fees	3,259	1,969	2,982
Data processing	2,890	1,978	1,483
Amortization of intangible assets	2,739	1,943	1,361
Software subscriptions	2,397	2,343	1,831
Insurance expense	1,864	1,685	1,529
Other	14,348	16,430	11,255
Total noninterest expense	$84,898	$75,521	$60,738

The following table presents the merger-related costs by category for the periods indicated:

	For the Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	(Dollars in thousands)
Salaries and employee benefits	$6,580	$3,569	$—
Other	4,500	5,598	671
Total merger-related costs	$11,080	$9,167	$671

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

	Year Ended December 31, 2019
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$130,971	$11,688	$142,659
Intersegment interest allocations	1,182	(1,182)	—
Total interest expense	10,847	—	10,847
Net interest income	121,306	10,506	131,812
Provision for loan losses	517	329	846
Net interest income after provision	120,789	10,177	130,966
Noninterest income	9,643	601	10,244
Noninterest expense (2)	78,159	6,739	84,898
Intersegment expense allocations	547	(547)	—
Income before income taxes	52,820	3,492	56,312
Income tax expense	14,819	1,032	15,851
Net income	$38,001	$2,460	$40,461

Total assets	$4,045,801	$63,662	$4,109,463
Loans, net of deferred fees	$2,487,864	$45,980	$2,533,844
Goodwill	$154,376	$13,044	$167,420

(1)Includes the holding company’s results of operations.

(2)The banking segment’s noninterest expense includes acquisition costs of $11,080,000.

	Year Ended December 31, 2018
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$115,147	$14,698	$129,845
Intersegment interest allocations	1,856	(1,856)	—
Total interest expense	7,822	—	7,822
Net interest income	109,181	12,842	122,023
Provision for loan losses	7,224	197	7,421
Net interest income after provision	101,957	12,645	114,602
Noninterest income	8,662	912	9,574
Noninterest expense (2)	69,164	6,357	75,521
Intersegment expense allocations	753	(753)	—
Income before income taxes	42,208	6,447	48,655
Income tax expense	11,418	1,906	13,324
Net income	$30,790	$4,541	$35,331

Total assets	$3,028,721	$67,841	$3,096,562
Loans, net of deferred fees	$1,832,815	$53,590	$1,886,405
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations.

(2)	The banking segment’s noninterest expense includes acquisition costs of $9,167,000.

	Year Ended December 31, 2017
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$95,027	$11,884	$106,911
Intersegment interest allocations	1,126	(1,126)	—
Total interest expense	5,387	—	5,387
Net interest income	90,766	10,758	101,524
Provision (credit) for loan losses	102	(3)	99
Net interest income after provision	90,664	10,761	101,425
Noninterest income	8,559	1,053	9,612
Noninterest expense (2)	53,860	6,878	60,738
Intersegment expense allocations	528	(528)	—
Income before income taxes	45,891	4,408	50,299
Income tax expense (3)	24,266	2,205	26,471
Net income	$21,625	$2,203	$23,828

Total assets	$2,780,286	$63,166	$2,843,452
Loans, net of deferred fees	$1,533,841	$48,826	$1,582,667
Goodwill	$32,620	$13,044	$45,664

(1)	Includes the holding company’s results of operations.

(2)Includes $671,000 pre-tax acquisition costs related to the Tri-Valley and United American proposed mergers in the banking segment.

(3)Includes $7,103,000 of expense associated with remeasurement of the net DTA, of which $6,749,000 was in the banking segment, and $354,000 was in the factoring segment.

22) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2019	2018
	(Dollars in thousands)
Assets
Cash and cash equivalents	$20,260	$21,358
Investment in subsidiary bank	594,868	384,516
Other assets	1,761	1,194
Total assets	$616,889	$407,068
Liabilities and Shareholders' Equity
Subordinated debt, net of issuance costs	39,554	39,369
Other liabilities	627	233
Shareholders' equity	576,708	367,466
Total liabilities and shareholders' equity	$616,889	$407,068

Condensed Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Dividend from subsidiary bank	$22,500	$17,000	$16,000
Other income	121	—	114
Interest expense	(2,314)	(2,315)	(1,394)
Other expenses	(3,084)	(3,030)	(2,270)
Income before income taxes and equity in net income of subsidiary bank	17,223	11,655	12,450
Equity in undistributed net income of subsidiary bank	21,757	22,161	10,078
Income tax benefit	1,481	1,515	1,300
Net income	$40,461	$35,331	$23,828

Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$40,461	$35,331	$23,828
Adjustments to reconcile net income to net cash provided by operations:
Amortization of restricted stock awards, net	1,283	1,109	912
Equity in undistributed net income of subsidiary bank	(21,757)	(22,161)	(10,078)
Net change in other assets and liabilities	12	(64)	224
Net cash provided by operating activities	19,999	14,215	14,886
Cash flows from financing activities:
Equity investment in subsidiary bank	—	—	(20,000)
Payment of cash dividends	(22,723)	(18,464)	(15,238)
Proceeds from issuance of subordinated debt, net of issuance costs	—	—	39,073
Proceeds from exercise of stock options	1,626	2,667	1,368
Net cash provided by (used in) financing activities	(21,097)	(15,797)	5,203
Net increase (decrease) in cash and cash equivalents	(1,098)	(1,582)	20,089
Cash and cash equivalents, beginning of year	21,358	22,940	2,851
Cash and cash equivalents, end of year	$20,260	$21,358	$22,940

23) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	Quarter Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019
	(Dollars in thousands, except per share amounts)
Interest income	$42,471	$33,250	$33,489	$33,449
Interest expense	3,242	2,625	2,573	2,407
Net interest income	39,229	30,625	30,916	31,042
Provision (credit) for loan losses	3,223	(576)	(740)	(1,061)
Net interest income after provision for loan losses	36,006	31,201	31,656	32,103
Noninterest income	2,393	2,618	2,765	2,468
Noninterest expense (1)	30,626	17,909	18,445	17,918
Income before income taxes	7,773	15,910	15,976	16,653
Income tax expense	2,088	4,633	4,623	4,507
Net income	$5,685	$11,277	$11,353	$12,146
Earnings per common share
Basic	$0.10	$0.26	$0.26	$0.28
Diluted	$0.10	$0.26	$0.26	$0.28

(1)	Includes $9,879,000, $661,000, and $540,000 pre-tax acquisition costs in the fourth, third, and second quarters of 2019, respectively, related to the Presidio merger.

	Quarter Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	(Dollars in thousands, except per share amounts)
Interest income	$35,378	$34,610	$31,980	$27,877
Interest expense	2,318	2,159	1,816	1,529
Net interest income	33,060	32,451	30,164	26,348
Provision for loan losses	142	(425)	7,198	506
Net interest income after provision for loan losses	32,918	32,876	22,966	25,842
Noninterest income	2,393	2,206	2,780	2,195
Noninterest expense (1)	16,941	17,728	24,862	15,990
Income before income taxes	18,370	17,354	884	12,047
Income tax expense	5,138	4,979	(31)	3,238
Net income	$13,232	$12,375	$915	$8,809
Earnings per common share
Basic	$0.31	$0.29	$0.02	$0.23
Diluted	$0.30	$0.28	$0.02	$0.23

(1)

Includes $139,000, $199,000, $8,214,000, and $615,000 pre-tax acquisition costs in the fourth, third, second and first quarters of 2018, respectively, related to the Tri-Valley and United American mergers.

24) Subsequent Events

On January 23, 2020, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be paid on February 19, 2020 to shareholders of record on February 5, 2020.