Form 10-Q
period 2020-03-31
HERITAGE COMMERCE CORP
filed 2020-05-08
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

The Registrant had 59,737,467 shares of Common Stock outstanding on April 30, 2020

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results.  Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the following:

•

the rapidly changing uncertainties related to the novel Coronavirus (“COVID-19”) pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance;

•

current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;

•	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	our ability to anticipate interest rate changes and manage interest rate risk;
•	changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
•	volatility in credit and equity markets and its effect on the global economy;
•	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
•	our ability to achieve loan growth and attract deposits;
•	risks associated with concentrations in real estate related loans;
•	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;
•	other than temporary impairment charges to our securities portfolio;
•

changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of the Company’s allowance for credit losses and the Company’s provision for credit losses;

•	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

•	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases;
•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Assets
Cash and due from banks	$36,998	$49,447
Other investments and interest-bearing deposits in other financial institutions	406,399	407,923
Total cash and cash equivalents	443,397	457,370
Securities available-for-sale, at fair value	373,570	404,825
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $55 at March 31, 2020
(fair value of $356,153 at March 31, 2020 and $368,107 at December 31, 2019)	348,044	366,560
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,415	1,052
Loans, net of deferred fees	2,553,911	2,533,844
Allowance for credit losses on loans(1)	(44,703)	(23,285)
Loans, net	2,509,208	2,510,559
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	33,339	29,842
Company-owned life insurance	76,485	76,027
Premises and equipment, net	9,025	8,250
Goodwill	167,371	167,420
Other intangible assets	19,557	20,415
Accrued interest receivable and other assets	95,751	67,143
Total assets	$4,078,162	$4,109,463

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,444,534	$1,450,873
Demand, interest-bearing	810,425	798,375
Savings and money market	949,076	982,430
Time deposits - under $250	51,009	54,361
Time deposits - $250 and over	96,540	99,882
CDARS - interest-bearing demand, money market and time deposits	15,055	28,847
Total deposits	3,366,639	3,414,768
Subordinated debt, net of issuance costs	39,600	39,554
Other short-term borrowings	—	328
Accrued interest payable and other liabilities	100,482	78,105
Total liabilities	3,506,721	3,532,755

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at March 31, 2020 and December 31, 2019	—	—
Common stock, no par value; 100,000,000 shares authorized at March 31, 2020 and authorized at December 31, 2019; 59,568,219 shares issued
and outstanding at March 31, 2020 and 59,368,156 shares issued and
outstanding at December 31, 2019	491,347	489,745
Retained earnings	84,803	96,741
Accumulated other comprehensive loss	(4,709)	(9,778)
Total shareholders' equity	571,441	576,708
Total liabilities and shareholders' equity	$4,078,162	$4,109,463

(1)Allowance for credit losses on loans at March 31, 2020, Allowance for loan losses at December 31, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$34,782	$26,807
Securities, taxable	3,948	4,509
Securities, exempt from Federal tax	511	548
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,701	1,585
Total interest income	40,942	33,449

Interest expense:
Deposits	1,785	1,836
Subordinated debt	577	571
Short-term borrowings	—	—
Total interest expense	2,362	2,407

Net interest income before provision for credit losses on loans(1)	38,580	31,042
Provision (credit) for credit losses on loans(1)	13,270	(1,061)
Net interest income after provision for credit losses on loans(1)	25,310	32,103

Noninterest income:
Service charges and fees on deposit accounts	969	1,161
Gain on the disposition of foreclosed assets	791	—
Increase in cash surrender value of life insurance	458	330
Servicing income	183	191
Gain on sales of securities	100	—
Gain on sales of SBA loans	67	139
Other	625	647
Total noninterest income	3,193	2,468

Noninterest expense:
Salaries and employee benefits	14,203	10,770
Occupancy and equipment	1,772	1,506
Professional fees	1,435	818
Other	8,364	4,824
Total noninterest expense	25,774	17,918
Income before income taxes	2,729	16,653
Income tax expense	868	4,507
Net income	$1,861	$12,146

Earnings per common share:
Basic	$0.03	$0.28
Diluted	$0.03	$0.28

(1)Provision for credit losses on loans for the three months ended March 31, 2020, Provision (credit) for loan losses for the three months ended March 31, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income	$1,861	$12,146
Other comprehensive income:
Change in net unrealized holding gains on available-for-sale
securities and I/O strips	7,177	4,871
Deferred income taxes	(2,081)	(1,467)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(13)	(26)
Deferred income taxes	4	8
Reclassification adjustment for gains realized in income	(100)	—
Deferred income taxes	29	—
Change in unrealized gains on securities and I/O strips, net of
deferred income taxes	5,016	3,386

Change in net pension and other benefit plan liability adjustment	75	12
Deferred income taxes	(22)	(4)
Change in pension and other benefit plan liability, net of
deferred income taxes	53	8
Other comprehensive income	5,069	3,394

Total comprehensive income	$6,930	$15,540

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
	(Dollars in thousands)
Balance, January 1, 2019	43,288,750	$300,844	$79,003	$(12,381)	$367,466
Net income	—	—	12,146	—	12,146
Other comprehensive income	—	—	—	3,394	3,394
Amortization of restricted stock awards,
net of forfeitures and taxes	—	271	—	—	271
Cash dividend declared $0.12 per share	—	—	(5,196)	—	(5,196)
Stock option expense, net of forfeitures and taxes	—	166	—	—	166
Stock options exercised	35,003	269	—	—	269
Balance, March 31, 2019	43,323,753	$301,550	$85,953	$(8,987)	$378,516

Balance, December 31, 2019	59,368,156	$489,745	$96,741	$(9,778)	$576,708
Cumulative effect of change in accounting principles (Note 1)	—	—	(6,062)	—	(6,062)
Balance, January 1, 2020	59,368,156	489,745	90,679	(9,778)	570,646
Net income	—	—	1,861	—	1,861
Other comprehensive income	—	—	—	5,069	5,069
Amortization of restricted stock awards,
net of forfeitures and taxes	—	348	—	—	348
Cash dividend declared $0.13 per share	—	—	(7,737)	—	(7,737)
Stock option expense, net of forfeitures and taxes	—	148	—	—	148
Stock options exercised	200,063	1,106	—	—	1,106
Balance, March 31, 2020	59,568,219	$491,347	$84,803	$(4,709)	$571,441

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,861	$12,146
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	553	516
(Gain) loss on sale of securities available-for-sale	(100)	—
(Gain) on sale of SBA loans	(67)	(139)
Proceeds from sale of SBA loans originated for sale	916	1,935
SBA loans originated for sale	(2,212)	(2,363)
Provision (credit) for credit losses on loans(1)	13,270	(1,061)
Increase in cash surrender value of life insurance	(458)	(330)
Depreciation and amortization	229	188
Amortization of other intangible assets	858	553
Stock option expense, net	148	166
Amortization of restricted stock awards, net	348	271
Amortization of subordinated debt issuance costs	46	45
Effect of changes in:
Accrued interest receivable and other assets	(3,258)	5,145
Accrued interest payable and other liabilities	(2,412)	(4,062)
Net cash provided by operating activities	9,722	13,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/paydowns/calls of securities available-for-sale	11,811	11,242
Maturities/paydowns/calls of securities held-to-maturity	17,600	9,808
Proceeds from sales of securities available-for-sale	26,513	—
Net change in loans	(20,030)	38,618
Changes in Federal Home Loan Bank stock and other investments	(3,497)	(5)
Purchase of premises and equipment	(1,004)	(49)
Net cash provided by investing activities	31,393	59,614

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(48,129)	2,712
Net change in short-term borrowings	(328)	—
Exercise of stock options	1,106	269
Payment of cash dividends	(7,737)	(5,196)
Net cash used in financing activities	(55,088)	(2,215)
Net (decrease) increase in cash and cash equivalents	(13,973)	70,409
Cash and cash equivalents, beginning of period	457,370	164,568
Cash and cash equivalents, end of period	$443,397	$234,977

Supplemental disclosures of cash flow information:
Interest paid	$1,824	$1,724
Income taxes paid (net of refunds)	(159)	8

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$25,066	$9,566

(1)Provision for credit losses on loans for the three months ended March 31, 2020, Provision (credit) for loan losses for the three months ended March 31, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2019.

HBC is a commercial bank serving customers primarily located in Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara counties of California. CSNK Working Capital Finance Corp. a California corporation, dba Bay View Funding (“Bay View Funding”) is a wholly owned subsidiary of HBC, and provides business-essential working capital factoring financing to various industries throughout the United States. No customer accounts for more than 10% of revenue for HBC or the Company. The Company reports its results for two segments: banking and factoring. The Company’s management uses segment results in its operating and strategic planning.

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

The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2020.

COVID-19

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset Valuation

While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict. Those developments and factors include the duration and spread of the pandemic, its severity, the actions to contain the pandemic or address its impact, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact. However, the effects could have a material adverse impact on our business, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, or deferred tax assets.

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

Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of Tri-Valley Bank (“Tri-Valley”) on April 6, 2018, United American Bank (“United American”) on May 4, 2018, and Presidio Bank (“Presidio”) on October 11, 2019, and from acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of core deposit intangible assets, a below market value lease intangible asset, arising from the United American, Tri-Valley and an above the market lease from the Presidio acquisition. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposit intangible assets from the acquisitions of United American and Tri-Valley are being amortized on an accelerated method over ten years. The below market value lease intangible assets are being amortized on the straight line method over three years for United American and eleven years for Tri-Valley. The above  market value lease intangible assets are being amortized on the straight line method over five years for Presidio.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected life-of-instrument credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As Current Expected Credit Losses (“CECL”) encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities.  The Company adopted CECL on January 1, 2020, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods after January 1, 2020, are presented under Topic 326, while prior prior period amounts continue to be reported in accordance with previously applicable GAAP.

The following table shows the impact of adopting CECL on January 1, 2020:

	As Reported	Pre-	Impact of
	Under	Topic 326	Topic 326
	Topic 326	Adoption	Adoption
	(Dollars in thousands)
Assets:
Allowance for credit losses on debt securities
Held to maturity municipal securities	$58	$-	$58
Loans
Commercial	6,790	10,453	(3,663)
CRE - owner occupied	6,994	3,825	3,169
CRE - non-owner occupied	11,672	3,760	7,912
Land and construction	1,458	2,621	(1,163)
Home equity	1,321	2,244	(923)
Multifamily	1,253	57	1,196
Residential mortgage	678	243	435
Consumer and other	1,689	82	1,607
Allowance for credit losses on loans	$31,855	$23,285	$8,570

Liabilities:
Allowance for credit losses on off-balance sheet
credit exposures	$679	$886	$(207)

While the CARES Act allows banks to delay implementation, Securities and Exchange Commission (“SEC”) informal guidance indicated that a delay in implementation would result in adoption later in 2020 and would need to be retroactively recorded as of  January 1, 2020.

For CECL modeling purposes, the Company uses forecast data for the state of California including Gross Domestic Product (“GDP”) and unemployment projections provided by the California Economic Forecast (“CEF”, www.CaliforniaForecast.com). At January 1, 2020, the forecast for California GDP for 2020 was an annual increase in the low single digits and the forecasted California unemployment rate for 2020 was in the mid single digits.   In March 2020, the CEF forecast was revised for GDP in the negative low single digits and peak unemployment in the low double digits.

As of the implementation date of January 1, 2020, the Company recognized an increase of $8.6 million to its allowance for credit losses for loans. The majority of this increase is related to loan portfolios acquired in our recent acquisitions that under the previous methodology were covered by the purchase discount on acquired loans. The cumulative-effect adjustment as a result of the adoption of this guidance was recorded, net of tax of $2.4 million, as a $6.1 million reduction to retained earnings effective January 1, 2020.

As of the implementation date, there was a $58,000 allowance for losses recorded on the Company’s held-to-maturity municipal investment securities portfolio.  For the first quarter of 2020, there was a reduction of $3,000 to the allowance for losses on the Company’s held-to-maturity municipal investment securities portfolio.  This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments.  The allowance for losses on held-to-maturity securities is based on historic loss rates of municipal securities by bond ratings and change in bond ratings of the municipal securities held by the Company will impact the reserve.  The bond ratings for the Company’s municipal investment securities at March 31, 2020 were consistent with the ratings at January 1, 2020.  Any ratings downgrades on these securities will impact the allowance for losses on these securities.

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. As of the implementation date, there was a reduction of $207,000 to allowance for losses recorded for the Company’s off-balance sheet credit exposures . The reduction in reserves for off-balance sheet credit exposures at implementation was primarily driven by applying a lower estimated CECL loss factors for unfunded commercial loan and construction loan commitments.  For the first quarter of 2020, there was an increase of $305,000 to the allowance for losses for the Company’s off-balance sheet credit exposures. The increase in the allowance for losses for off-balance sheet credit exposures in the first quarter 2020 was driven by increased loss factors in the CECL model for all loan segments with off-balance sheet exposures which resulted from deterioration in the economic forecast assumptions used in the CECL model.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net remaining amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. The amendments of the update became effective for the Company on January 1, 2020.

2) Shareholders’ Equity and Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 908,276 and 539,000 stock options for the three months ended March 31, 2020 and 2019, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands, except per share amounts)
Net income	$1,861	$12,146

Weighted average common shares outstanding for basic
earnings per common share	59,286,927	43,108,208
Dilutive potential common shares	907,098	562,133
Shares used in computing diluted earnings per common share	60,194,025	43,670,341

Basic earnings per share	$0.03	$0.28
Diluted earnings per share	$0.03	$0.28

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31, 2020 and 2019
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total
	(Dollars in thousands)
Beginning balance January 1, 2020, net of taxes	$1,602	$298	$(11,678)	$(9,778)
Other comprehensive income (loss) before reclassification,
net of taxes	5,096	—	4	5,100
Amounts reclassified from other comprehensive income (loss),
net of taxes	(71)	(9)	49	(31)
Net current period other comprehensive income (loss),
net of taxes	5,025	(9)	53	5,069

Ending balance March 31, 2020, net of taxes	$6,627	$289	$(11,625)	$(4,709)

Beginning balance January 1, 2019, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)
Other comprehensive (loss) before reclassification,
net of taxes	3,404	—	(7)	3,397
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(18)	15	(3)
Net current period other comprehensive income (loss),
net of taxes	3,404	(18)	8	3,394

Ending balance March 31, 2019, net of taxes	$(1,603)	$326	$(7,710)	$(8,987)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2020	2019	Net Income is Presented
	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$100	$—	Gain on sales of securities
	(29)	—	Income tax expense
	71	—	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	13	26	Interest income on taxable securities
	(4)	(8)	Income tax expense
	9	18	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	15	25
Actuarial losses	(85)	(46)
	(70)	(21)	Other noninterest expense
	21	6	Income tax benefit
	(49)	(15)	Net of tax
Total reclassification for the period	$31	$3

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities at March 31, 2020 and December 31, 2019 were as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2020	Cost	Gains	(Losses)	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$244,968	$6,868	$—	$—	$251,836
U.S. Treasury	119,192	2,542	—	—	121,734
Total	$364,160	$9,410	$—	$—	$373,570

		Gross	Gross	Estimated	Allowance
	Amortized	Unrealized	Unrealized	Fair	for Credit
March 31, 2020	Cost	Gains	(Losses)	Value	Losses
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$270,211	$6,746	$(1)	$276,956	$—
Municipals - exempt from Federal tax	77,888	1,309	—	79,197	(55)
Total	$348,099	$8,055	$(1)	$356,153	$(55)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$283,598	$934	$(171)	$284,361
U.S. Treasury	118,939	1,525	—	120,464
Total	$402,537	$2,459	$(171)	$404,825

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$285,344	$1,206	$(968)	$285,582
Municipals - exempt from Federal tax	81,216	1,313	(4)	82,525
Total	$366,560	$2,519	$(972)	$368,107

Securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$1,183	$(1)	$1,183	$(1)
Total	$—	$—	$1,183	$(1)	$1,183	$(1)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)
Total	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)

Securities held-to-maturity:
Agency mortgage-backed securities	$50,060	$(178)	$88,128	$(790)	$138,188	$(968)
Municipals - exempt from Federal tax	1,556	(4)	—	—	1,556	(4)
Total	$51,616	$(182)	$88,128	$(790)	$139,744	$(972)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2020, the Company held 442 securities (128  available-for-sale and 314 held‑to‑maturity), of which one had fair value below amortized cost. At March 31, 2020, there were $1,183,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities 12 months or more was $1,000 at March 31, 2020. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. Therefore, the Company does not consider these debt securities to have credit related losses as of March 31, 2020.

The agency mortgage-backed securities and U.S. Treasury securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses.Therefore, for those securities, we do not record expected credit losses.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Proceeds	$26,513	$—
Gross gains	100	—
Gross losses	—	—

The amortized cost and estimated fair values of securities as of March 31, 2020 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre‑pay obligations with or without call or pre‑payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$74,668	75,759
Due after one through five years	44,524	45,975
Agency mortgage-backed securities	244,968	251,836
Total	$364,160	$373,570

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after 3 months through one year	$1,446	$1,451
Due after one through five years	6,410	6,574
Due after five through ten years	36,178	36,812
Due after ten years	33,854	34,360
Agency mortgage-backed securities	270,211	276,956
Total	$348,099	$356,153

Securities with amortized cost of $41,408,000 and $32,773,000 as of  March 31, 2020 and December 31, 2019 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a rollforward by major security type for the three months ended March 31, 2020 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2020	$-
Impact of adopting Topic 326	58
Provision (credit) for credit loss	(3)
Ending balance March 31, 2020	$55

5) Allowance for Credit Losses on Loans

The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The loan portfolio is classified into eight segments of loans - commercial, commercial real estate – owner occupied, commercial real estate – non-owner occupied, land and construction, home equity, multifamily, residential mortgage and consumer and other.

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured.

Commercial Real Estate

Commercial real estate loans rely primarily on the cash flows of the properties securing the loan and secondarily on the value of the property that is securing the loan. Commercial real estate loans comprise two segments differentiated by owner occupied commercial real estate and non-owner commercial real estate.  Owner occupied commercial real estate loans are secured by commercial properties that are at least 50% occupied by the borrower or borrower affiliate. Non-owner occupied commercial real estate loans are secured by commercial properties that are less than 50% occupied by the borrower or borrower affiliate. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy.

Land and Construction

Land and construction loans are generally based on estimates of costs and value associated with the complete project. Construction loans usually involve the disbursement of funds with repayment substantially dependent on the success of the completion of the project. Sources of repayment for these loans may be permanent loans from HBC or other lenders, or proceeds from the sales of the completed project. These loans are monitored by on-site inspections and are considered to have higher risk than other real estate loans due to the final repayment dependent on numerous factors including general economic conditions.

Home Equity

Home equity loans are secured by 1-4 family residences that are generally owner occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily by the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values.

Multifamily

Multifamily loans are loans on 5+ residential properties. These loans rely primarily on the cash flows of the properties securing the loan for repayment and secondarily on the value of the properties securing the loan.  The cash flows of these borrowers can fluctuate along with the values of the underlying property depending on general economic conditions.

Residential Mortgages

Residential mortgage loans are secured by 1-4 family residences which are generally owner-occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily by the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values.

Consumer and Other

Consumer and other loans are secured by personal property or are unsecured and rely primarily on the income of the borrower for repayment and secondarily on the collateral value for secured loans.  Borrower income and collateral value can vary dependent on economic conditions.

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$682,280	$603,345
Real estate:
CRE - owner occupied	543,164	548,907
CRE - non-owner occupied	755,008	767,821
Land and construction	153,358	147,189
Home equity	117,768	151,775
Multifamily	172,875	180,623
Residential mortgages	96,271	100,759
Consumer and other	33,445	33,744
Loans	2,554,169	2,534,163
Deferred loan fees, net	(258)	(319)
Loans, net of deferred fees	2,553,911	2,533,844
Allowance for credit losses on loans(1)	(44,703)	(23,285)
Loans, net	$2,509,208	$2,510,559

(1)Allowance for credit losses on loans at March 31, 2020, Allowance for loan losses for the prior periods

The loss estimates for each segment are derived using a discounted cash flow analysis that incorporates a forecast of economic factors that have historic correlation to loan losses.  The most significant economic factor used in the calculation of estimated loan losses is the California unemployment rate which is used for each segment. California GDP, and California retail trade earnings, California home price index, and a commercial real estate value index are secondary economic factors used with California unemployment rate in various loan segments.  A four quarter forecast of each economic factor is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the four quarter forecast period.

As of the CECL implementation date of January 1, 2020, the Company recognized an increase of $8,570,000 to its allowance for credit losses for loans. The majority of this increase is related to loan portfolios acquired in our recent acquisitions that under the previous methodology where reserves were covered by the purchase discount on acquired loans. The cumulative-effect adjustment as a result of the adoption of CECL was recorded, net of tax of $2,357,000, as a $6,062,000 reduction to retained earnings effective January 1, 2020.

The provision for credit losses on loans was $13,270,000 for the first quarter 2020 which was primarily driven by a deteriorated economic forecast at March 31, 2020 compared to the economic forecast at January 1, 2020. At January 1, 2020 the forecast for California GDP for 2020 was an annual increase in the low single digits and the forecasted California unemployment rate for 2020 was in the mid single digits. The forecast at March 31, 2020 incorporates the impact of the Coronavirus pandemic and the California GDP forecast for 2020 was revised to negative low single digits and peak California unemployment in the low double digits. The total allowance for credit losses on loans at March 31, 2020 was $44,703,000.

Changes in the allowance for credit losses on loans were as follows for the three months ended March 31, 2020:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(670)	—	—	—	—	—	—	(3)	(673)
Recoveries	209	—	—	19	23	—	—	—	251
Net (charge-offs) recoveries	(461)	—	—	19	23	—	—	(3)	(422)
Provision for credit losses on loans	6,472	743	3,973	1,126	402	369	30	155	13,270
End of period balance	$12,801	$7,737	$15,645	$2,603	$1,746	$1,622	$708	$1,841	$44,703

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2019:

	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(226)	—	—	(226)
Recoveries	715	42	—	757
Net recoveries	489	42	—	531
Provision (credit) for loan losses	(1,993)	958	(26)	(1,061)
End of period balance	$15,557	$11,671	$90	$27,318

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year‑end:

	December 31, 2019
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,835	$—	$—	$1,835
Collectively evaluated for impairment	8,618	12,750	82	21,450
Total allowance balance	$10,453	$12,750	$82	$23,285
Loans:
Individually evaluated for impairment	$4,810	$5,454	$—	$10,264
Collectively evaluated for impairment	626,737	1,877,280	19,882	2,523,899
Total loan balance	$631,547	$1,882,734	$19,882	$2,534,163

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at March 31, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no	with	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$781	$1,827	$442	$3,050
Real estate:
CRE - Owner Occupied	7,346	—	—	7,346
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	—	—	—	—
Home equity	126	—	—	126
Multifamily	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	1,566	—	1,566
Total	$8,253	$3,393	$442	$12,088

The following table presents nonperforming loans by class at December 31, 2019:

		Restructured
		and Loans
		over 90 Days
		Past Due
		and Still
	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$3,444	$1,153	$4,597
Real estate:
CRE	5,094	—	5,094
Home equity	137	—	137
Total	$8,675	$1,153	$9,828

The following tables presents the aging of past due loans by class for the periods indicated:

	March 31, 2020
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$7,256	$1,130	$2,158	$10,544	$671,736	$682,280
Real estate:
CRE - Owner Occupied	693	1,184	5,094	6,971	536,193	543,164
CRE - Non-Owner Occupied	—	—	—	—	755,008	755,008
Land and construction	—	—	—	—	153,358	153,358
Home equity	571	125	—	696	117,072	117,768
Multifamily	—	—	—	—	172,875	172,875
Residential mortgages	—	—	—	—	96,271	96,271
Consumer	—	—	—	—	33,445	33,445
Total	$8,520	$2,439	$7,252	$18,211	$2,535,958	$2,554,169

	December 31, 2019
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$4,770	$2,097	$3,217	$10,084	$593,261	$603,345
Real estate:
CRE - Owner Occupied	—	—	5,094	5,094	543,813	548,907
CRE - Non-Owner Occupied	—	—	—	—	767,821	767,821
Land and construction	—	—	—	—	147,189	147,189
Home equity	—	137	—	137	151,638	151,775
Multifamily	—	—	—	—	180,623	180,623
Residential mortgages	—	—	—	—	100,759	100,759
Consumer	—	—	—	—	33,744	33,744
Total	$4,770	$2,234	$8,311	$15,315	$2,518,848	$2,534,163

Past due loans 30 days or greater totaled $18,211,000 and $15,315,000 at March 31, 2020 and December 31, 2019, respectively, of which $7,711,000 and $7,413,000 were on nonaccrual, respectively. At March 31, 2020, there were also $3,935,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2019, there were also $1,262,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, and other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loans terms. Loans categorized as special mention have potential weaknesses that may, if not checked or corrected, weaken the credit or inadequately protect the Company’s position at some future date.  These loans pose elevated risk, but their weaknesses do not yet justify a substandard classification. Classified loans are those loans that are assigned a substandard, substandard-nonaccrual, or doubtful risk rating using the following definitions:

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that will jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of March 31, 2020 and December 31, 2019.

The following table presents term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the table below as there are no loans with those grades at March 31, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any deferred loan fees, or any purchase discounts, and plus any deferred loan costs or any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2015 and	Cost
	3/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016	Prior	Basis	Total
	(Dollars in thousands)
Commercial:
Pass	$64,965	$54,854	$37,330	$18,556	$12,307	$11,754	$348,529	$548,295
Watch	4,115	6,482	8,093	6,756	3,861	6,461	48,902	84,670
Special Mention	2,370	7,724	5,419	4,993	5,763	537	2,905	29,711
Substandard	55	368	23	519	2,890	107	13,034	16,996
Substandard-Nonaccrual	600	435	943	-	282	53	295	2,608
Total	72,105	69,863	51,808	30,824	25,103	18,912	413,665	682,280

CRE - Owner Occupied:
Pass	31,231	87,203	73,534	66,267	53,059	137,935	16,604	465,833
Watch	5,216	6,901	9,735	8,204	5,020	20,652	-	55,728
Special Mention	334	769	235	2,850	550	4,377	-	9,115
Substandard	-	510	-	3,440	720	472	-	5,142
Substandard-Nonaccrual	-	265	-	-	-	7,081	-	7,346
Total	36,781	95,648	83,504	80,761	59,349	170,517	16,604	543,164

CRE - Non-Owner Occupied:
Pass	57,046	152,841	90,155	123,087	69,165	237,623	3,577	733,494
Watch	-	3,379	1,460	521	7,074	6,657	-	19,091
Special Mention	-	61	-	-	-	1,373	-	1,434
Substandard	-	-	-	-	-	989	-	989
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	57,046	156,281	91,615	123,608	76,239	246,642	3,577	755,008

Land and contruction:
Pass	44,780	49,617	28,182	1,560	-	1,398	1,581	127,118
Watch	7,613	12,922	-	-	-	-	-	20,535
Special Mention	4,122	-	-	-	-	-	-	4,122
Substandard	1,583	-	-	-	-	-	-	1,583
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	58,098	62,539	28,182	1,560	-	1,398	1,581	153,358

Home equity:
Pass	-	-	824	-	-	-	109,085	109,909
Watch	-	-	-	281	-	-	5,750	6,031
Special Mention	-	-	-	-	-	-	100	100
Substandard	-	-	-	-	-	146	1,456	1,602
Substandard-Nonaccrual	-	-	-	-	-	126	-	126
Total	-	-	824	281	-	272	116,391	117,768

Multifamily:
Pass	9,939	48,689	18,764	30,371	18,187	43,011	844	169,805
Watch	-	-	-	-	846	401	-	1,247
Special Mention	-	1,225	-	598	-	-	-	1,823
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	9,939	49,914	18,764	30,969	19,033	43,412	844	172,875

Residential mortgage:
Pass	1,722	11,744	4,205	11,992	37,569	19,047	-	86,279
Watch	-	439	1,688	-	1,912	1,846	-	5,885
Special Mention	-	691	-	1,295	561	1,069	-	3,616
Substandard	-	222	-	-	-	269	-	491
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	1,722	13,096	5,893	13,287	40,042	22,231	-	96,271

Consumer:
Pass	15	2,980	1,589	24	14	1,051	24,941	30,614
Watch	-	37	-	-	131	-	1,013	1,181
Special Mention	-	84	-	-	-	-	-	84
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	1,566	-	-	-	-	1,566
Total	15	3,101	3,155	24	145	1,051	25,954	33,445

Total loans	$235,706	$450,442	$283,745	$281,314	$219,911	$504,435	$578,616	$2,554,169

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at March 31, 2020:

Collateral Type
Real
	Estate	Business
	Property	Assets	Unsecured	Total
(Dollars in thousands)
Commercial	$1,600	$575	$1,252	$3,427
Real estate:				-
CRE - Owner Occupied	5,094	-	-	5,094
CRE - Non-Owner Occupied	-	-	-	-
Land and construction	-	-	-	-
Home equity	-	-	-	-
Multifamily	-	-	-	-
Residential mortgages	-	-	-	-
Consumer	-	-	-	-
Total	$6,694	$575	$1,252	$8,521

When management determines that foreclosures are probable, expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

The following table details the allowance for loan losses and recorded investment in loans by loan classification  as of December 31, 2019, as determined in accordance with ASC 310 prior to adoption of Topic 326:

	December 31, 2019
			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$2,113	$2,113	$—
Real estate:
CRE	5,094	5,094	—
Home Equity	360	360	—
Total with no related allowance recorded	7,567	7,567	—

With an allowance recorded:
Commercial	2,697	2,697	1,835
Total with an allowance recorded	2,697	2,697	1,835
Total	$10,264	$10,264	$1,835

Classified loans were $39,603,000, or 0.97% of total assets, at March 31, 2020, compared to $25,200,000, or 0.81% of total assets, at March 31, 2019 and $32,579,000, or 0.79% of total assets, at December 31, 2019. The increase in classified assets for the first quarter of 2020, compared to the fourth quarter of 2019 was primarily due to two CRE secured and one commercial lending relationships that were move to classified assets during the first quarter of 2020.

The book balance of troubled debt restructurings at March 31, 2020 was $1,015,000, which included $573,000 of nonaccrual loans and $442,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2019 was $1,039,000, which included $590,000 of nonaccrual loans and $449,000 of accruing loans. Approximately $12,000 and $20,000 of specific reserves were established with respect to these loans as of March 31, 2020 and December 31, 2019, respectively.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

During the Three Months Ended
March 31, 2020
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment
(Dollars in thousands)
Commercial	3	$13	$13
Real estate:
CRE - owner occupied	—	—	—
CRE - non-owner occupied	—	—	—
Land and construction	—	—	—
Home equity	—	—	—
Multifamily	—	—	—
Residential mortgages	—	—	—
Consumer	—	—	—
Total	3	$13	$13

There were no new loans modified as troubled debt restructurings during the three months ended March 31, 2019.

During the three months ended March 31, 2020, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for credit losses on loans.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2020 and 2019.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

Following the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) by Congress at the end of March, which included the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses, on April 23, 2020, Congress passed the Paycheck Protection Program and Health Care Enhancement Act which included an additional $310 billion in funding for the PPP. The Company, which began taking loan applications from its small business clients immediately after the program began, received an overwhelming response. As of April 27, 2020, the Company had processed a total of 1,060 PPP loan applications with potential outstanding balances of $330 million.

In addition, with the March 13, 2020 declaration of a National State of Emergency and passage of the CARES Act, on March 22, 2020, federal bank regulators announced guidance that offers temporary relief from troubled debt restructuring (“TDR”) accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. In response to these customer’s needs, we have made accommodations for initial payment deferrals of up to 90 days with the potential for up to an additional 90 days, if requested and depending on the circumstances. All applicable fees have been waived. As of April 27, 2020, we had received 319 requests for payment deferrals, with balances totaling approximately $170 million, or 7%, of our loan portfolio ranging across many different industries but primarily for dentists and physicians ($35 million) and commercial real estate ($54 million).  Substantially all loans to borrowers requesting deferrals were supported by personal guarantees.

6) Business Combinations

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
(stock price = $11.36 on October 11, 2019)	$178,171
Consideration for Presidio stock options exchanged for
Heritage Commerce Corp stock options	7,426
Cash paid for fractional shares	1
Total consideration	$185,598

The following table summarizes the estimated fair values of the Presidio assets acquired and liabilities assumed at the date of the merger.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	Presidio	Adjustments		Acquisition
	(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$117,989	$(1)	(a)	$117,988
Securities available-for-sale	44,647	422	(b)	45,069
Securities held-to-maturity	463	—		463
Loans	698,493	(12,529)	(c)	685,964
Allowance for loan losses	(7,463)	7,463	(d)	—
Premises and equipment, net	1,756	—		1,756
Other intangible assets	—	11,147	(e)	11,147
Other assets, net	43,539	(1,378)	(f)	42,161
Total assets acquired	$899,424	$5,124		904,548

Liabilities assumed:
Deposits	$774,260	$(1)	(g)	774,259
Subordinated Debt	10,000	—	(h)	10,000
Other borrowings	442	—		442
Other liabilities	17,916	(49)	(i)	17,867
Total liabilities assumed	$802,618	$(50)		802,568
Net assets acquired				101,980
Purchase price				185,598
Goodwill recorded in the merger				$83,618

Explanation of certain fair value related adjustments for the Presidio merger:

(a)	Represents cash paid for fractional shares in the transaction.
(b)	Represents the fair value adjustment on investment securities available-for-sale.
(c)	Represents the fair value adjustment to the net book value of loans includes an interest rate mark and credit mark adjustment.
(d)	Represents the elimination of Presidio’s allowance for loan losses.
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

(i)	Represents reversal of over accrued accounts payable.

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

March 31, 2019
(Dollars in thousands, except per share amounts)
Net interest income	$41,177
Provision (credit) for loan losses	(1,037)
Noninterest income	2,779
Noninterest expense	23,961
Income before income taxes	21,032
Income tax expense	5,677
Net income	$15,355

Net income per share - basic	$0.26
Net income per share - diluted	$0.26

The Company believes the merger provides the opportunity to combine independent business banking franchises with similar philosophies and cultures into a combined $4.1 billion business bank based in San Jose, California. The pooling of the banks’ resources and knowledge enhance the Company’s capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank will be much better positioned to meet the needs of the Company’s customers, shareholders and the community.

The acquisition were accounted for under the acquisition method of accounting. The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. There were no Purchased Credit Impaired Loans (“PCI”) as of December 31, 2019 and Pucharsed Credit Deteriorated (“PCD”) loans as of March 31, 2020.

Goodwill of $83,618,000 arising from the Presidio merger is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As these transactions were structured as tax-free exchanges, the goodwill will not be deductible for tax purposes. Management’s preliminary valuation of the tangible and intangible assets acquired and liabilities assumed from the Presidio merger, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the table above. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing final “stub” period tax returns for October 11, 2019 for Presidio.   The decrease in Presidio goodwill at March 31, 2020 from December 31, 2019 was due to the reversal of the $49,000 of over accrued accounts payable.

7) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2020, the carrying value of goodwill was $167,371,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank (“Bank”), $13,819,000 from its acquisition of Tri-Valley, $24,271,000 from its acquisition of United American and $83,618,000 from Presidio.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2019 with the assistance of an independent valuation firm.  The Company completed an impairment analysis of goodwill and core deposit intangible assets as of March 31, 2020 and has determined that there was no impairment.

Other Intangible Assets

Other intangible assets acquired in the merger with Presidio in October 2019 included a core deposit intangible asset of $11,247,000, amortized on an accelerated method over its estimated useful life of 10 years, and an above market value lease liability of ($100,000), amortized over its estimated useful life of 60 months. Accumulated amortization of the core deposit intangible and above market lease was $870,000 and $524,000 at Mach 31, 2020 and December 31, 2019, respectively.

Other intangible assets acquired in the acquisition of United American in May 2018 included a core deposit intangible asset of $5,723,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $660,000,  amortized over its estimated useful life of 3 years. Accumulated amortization of the core deposit intangible and below market lease was $2,019,000 and $1,778,000 at Mach 31, 2020 and December 31, 2019, respectively.

Other intangible assets acquired in the acquisition of Tri-Valley in April 2018 include a core deposit intangible asset of $1,768,000, amortized on an accelerated method over its estimated useful life of 10 years, and a below market value lease intangible asset of $210,000,  amortized over its estimated useful life of 11 years. Accumulated amortization of the core deposit intangible and below market lease was $537,000 and $480,000 at Mach 31, 2020 and December 31, 2019, respectively.

The core deposit intangible asset acquired in the acquisition of Focus in August 2015 was $6,285,000. This asset is amortized on an accelerated method over its estimated useful life of 10 years. Accumulated amortization of this intangible asset was $3,683,000 and $3,504,000 at Mach 31, 2020 and December 31, 2019, respectively.

Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included a below market value lease intangible assets of $109,000, a non-compete agreement intangible asset of $250,000, and a customer relationship and brokered relationship intangible assets of $1,900,000, amortized over the 10 year estimated useful lives. Accumulated amortization of the customer relationship and brokered relationship intangible assets was $1,028,000 and $981,000 at Mach 31, 2020 and December 31, 2019, respectively.

Estimated amortization expense for the remainder of 2020, the next five years, and thereafter is as follows:

			United	United				Bay View Funding
	Presidio	Presidio	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Above	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense
			(Dollars in thousands)
2020	$1,369	(14)	$499	$171	$156	$13	$538	$142	2,874
2021	1,447	(20)	602	—	184	18	596	190	3,017
2022	1,225	(20)	553	—	167	18	502	190	2,635
2023	1,118	(20)	521	—	158	18	420	190	2,405
2024	1,026	(14)	499	—	152	18	346	159	2,186
2025	970	—	478	—	145	18	200	—	1,811
Thereafter	3,211	—	1,042	—	306	70	—	—	4,629
	$10,366	$(88)	$4,194	$171	$1,268	$173	$2,602	$871	$19,557

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2020 and December 31, 2019.

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

The Company had net deferred tax assets of $27,747,000, and $24,302,000, at March 31, 2020 and December 31, 2019, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2020 and December 31, 2019 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Low income housing investments	$5,878	$6,126
Future commitments	$625	$625

The Company expects $28,000 of the future commitments to be paid in 2020, and $597,000 in 2021 through 2023.

For tax purposes, the Company had low income housing tax credits of $210,000 and $106,000 for the three months ended March 31, 2020 and March 31, 2019, respectively, and low income housing investment expense of $211,000 and $109,000, respectively.  The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$123	$55
Interest cost	231	264
Amortization of net actuarial loss	85	46
Net periodic benefit cost	$439	$365

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

Split‑Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split‑dollar life insurance agreements. The following table sets forth the funded status of the split‑dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,198	$6,903
Interest cost	62	278
Actuarial loss (gain)	—	1,017
Projected benefit obligation at end of period	$8,260	$8,198

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Net actuarial loss	$3,813	$3,776
Prior transition obligation	1,037	1,059
Accumulated other comprehensive loss	$4,850	$4,835

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Amortization of prior transition obligation	$(15)	$(25)
Interest cost	62	70
Net periodic benefit cost	$47	$45

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at March 31, 2020
Available-for-sale securities:
Agency mortgage-backed securities	$251,836	—	$251,836	—
U.S. Treasury	121,734	121,734	—	—
I/O strip receivables	458	—	458	—

Assets at December 31, 2019
Available-for-sale securities:
Agency mortgage-backed securities	$284,361	—	$284,361	—
U.S. Treasury	120,464	120,464	—	—
I/O strip receivables	503	—	503	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non‑Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  At March 31, 2020 and December 31, 2019, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at March 31, 2020 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$443,397	$443,397	$—	$—	$443,397
Securities available-for-sale	373,570	121,734	251,836	—	373,570
Securities held-to-maturity	348,044	—	356,153	—	356,153
Loans (including loans held-for-sale), net	2,511,623	—	2,415	2,494,661	2,497,076
FHLB stock, FRB stock, and other
investments	33,339	—	—	—	N/A
Accrued interest receivable	10,231	616	1,997	7,618	10,231
I/O strips receivables	458	—	458	—	458
Liabilities:
Time deposits	$150,238	$—	$150,728	$—	$150,728
Other deposits	3,216,401	—	3,216,401	—	3,216,401
Subordinated debt	39,600	—	38,100	—	38,100
Accrued interest payable	1,198	—	1,198	—	1,198

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2019:

`		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$457,370	$457,370	$—	$—	$457,370
Securities available-for-sale	404,825	120,464	284,361	—	404,825
Securities held-to-maturity	366,560	—	368,107	—	368,107
Loans (including loans held-for-sale), net	2,511,611	—	1,052	2,512,277	2,513,329
FHLB stock, FRB stock, and other
investments	29,842	—	—	—	N/A
Accrued interest receivable	10,915	446	2,218	8,251	10,915
I/O strips receivables	503	—	503	—	503
Liabilities:
Time deposits	$168,034	$—	$158,704	$—	$158,704
Other deposits	3,246,734	—	3,246,734	—	3,246,734
Subordinated debt	39,554	—	40,404	—	40,404
Accrued interest payable	707	—	707	—	707

11) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 25, 2017, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 1,750,000 to 3,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the three months ended March 31, 2020, the Company granted 25,000 shares of nonqualified stock options and no shares of restricted stock. There were 803,739 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2020.

The Presidio equity plans were assumed by the Company and the outstanding options issued under the Presidio equity plans were converted into the right to receive the Company’s shares at the exercise price pursuant to the formula defined in the merger agreement. Consideration for the assumed Presidio stock options exchanged for 1,176,757 shares of the Company’s stock options totaled $7,426,000.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2020	2,712,846	$8.80
Granted	25,000	$11.58
Exercised	(200,063)	$5.53
Forfeited or expired	(32,260)	$13.80
Outstanding at March 31, 2020	2,505,523	$9.03	5.44	$3,087,857
Vested or expected to vest	2,355,192		5.44	$2,902,585
Exercisable at March 31, 2020	2,047,781		4.75	$3,087,857

Information related to the equity plans for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Intrinsic value of options exercised	$1,346,186	$197,994
Cash received from option exercise	$1,105,991	$268,691
Tax benefit realized from option exercises	$14,471	$26,578
Weighted average fair value of options granted	$1.59	$3.24

As of March 31, 2020, there was $987,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted‑average period of approximately 2.56 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Expected life in months(1)	72	N/A
Volatility(1)	24%	N/A
Weighted average risk-free interest rate(2)	1.52%	N/A
Expected dividends(3)	4.49%	N/A

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

Restricted stock activity under the equity plans is as follows:

Weighted
Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2020	239,453	$11.23
Granted	—	$—
Vested	—	$—
Forfeited or expired	—	$—
Nonvested shares at March 31, 2020	239,453	$11.23

As of March 31, 2020, there was $1,993,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted‑average period of approximately 1.95 years.

12) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. Unamortized debt issuance cost totaled $400,000 at March 31, 2020.

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

13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since March 31, 2020, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As of January 1, 2015, HCC and HBC along with other community banking organizations became subject to new capital requirements and certain provisions of the new rules were phased in from 2015 through 2019. The Federal Banking regulators approved the new rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and addressed relevant provisions of The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, as amended. The new capital rules established a “capital conservation buffer,” which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is 2.5% of risk-weighted assets. The Company and HBC must maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2020.

As permitted by the interim final rule issued on March 27, 2020 by our federal regulatory agency, we elected the option to delay the estimated impact of the adoption of the CECL Standard in our regulatory capital for two years. This two-year delay is in addition to the three-year transition period the agency had already made available. The adoption will delay the effects of CECL on our regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of adoption of the CECL Standard at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ending December 31, 2021.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2020 and December 31, 2019, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2020 and December 31, 2019.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of March 31, 2020
Total Capital	$468,876	14.9%	$331,450	10.5%
(to risk-weighted assets)
Tier 1 Capital	$389,796	12.3%	$268,317	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$389,796	12.3%	$220,967	7.0%
(to risk-weighted assets)
Tier 1 Capital	$389,796	10.1%	$153,703	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2019
Total Capital	$457,158	14.6%	$329,306	10.5%
(to risk-weighted assets)
Tier 1 Capital	$393,432	12.5%	$266,581	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$393,432	12.5%	$219,538	7.0%
(to risk-weighted assets)
Tier 1 Capital	$393,432	9.7%	$161,677	4.0%
(to average assets)

(2)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2020, and December 31, 2019.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of March 31, 2020
Total Capital	$444,676	14.1%	$315,256	10.0%	$331,018	10.5%
(to risk-weighted assets)
Tier 1 Capital	$405,247	12.9%	$252,204	8.0%	$267,967	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$405,247	12.9%	$204,916	6.5%	$220,679	7.0%
(to risk-weighted assets)
Tier 1 Capital	$405,247	10.6%	$191,927	5.0%	$153,542	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of December 31, 2019
Total Capital	$435,757	13.9%	$313,485	10.0%	$329,159	10.5%
(to risk-weighted assets)
Tier 1 Capital	$411,585	13.1%	$250,788	8.0%	$266,462	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$411,585	13.1%	$203,765	6.5%	$219,439	7.0%
(to risk-weighted assets)
Tier 1 Capital	$411,585	10.2%	$202,013	5.0%	$161,611	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,600,000 at March 31, 2020, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

At a Special Meeting of Shareholders on August 27, 2019, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares of common stock.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2020, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $45,996,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. During the first quarter of 2020, HBC distributed to HCC dividends of $8,000,000.

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

The Company currently accounts for sales of foreclosed assets in accordance with Topic 360-20. In most cases the Company will seek to engage a real estate agent for the sale of foreclosed assets immediately upon foreclosure. However, in some cases, where there is clear demand for the property in question, the Company may elect to allow for a marketing period on no more than six months to attempt a direct sale of the property. We generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers. Any gains or losses from the sale are recorded to noninterest income/expense.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$969	$1,161
Gain on the disposition of foreclosed assets	791	—
Total noninterest income in-scope of Topic 606	1,760	1,161
Noninterest Income Out-of-scope of Topic 606	1,433	1,307
Total noninterest income	$3,193	$2,468

16) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Salaries and employee benefits	$14,203	$10,770
Occupancy and equipment	1,772	1,506
Professional fees	1,435	818
Data processing	976	679
Software subscriptions	889	589
Amortization of intangible assets	858	553
Insurance expense	518	436
Other	5,123	2,567
Total noninterest expense	$25,774	$17,918

The following table presents the merger-related costs by category for the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
	(Dollars in thousands)
Salaries and employee benefits	$356	$—
Other	2,068	—
Total merger-related costs	$2,424	$—

17) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations.  The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of March 31, 2020, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $38,098,000.

The following table presents the quantitative information for the Company’s leases:

March 31,
2020
(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,769
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,190
Operating Lease - ROU assets	$38,098
Operating Lease - Liabilities	$38,098
Weighted Average Lease Term - Operating Leases	8.64 years
Weighted Average Discount Rate - Operating Leases	4.52%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2020	$4,420
2021	5,029
2022	5,448
2023	4,812
2024	4,575
Thereafter	22,663
Total undiscounted cash flows	46,947
Discount on cash flows	(8,849)
Total lease liability	$38,098

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

In June of 2019, the Company entered into a lease agreement for 54,910 square feet of office space in San Jose, California, commencing on February 1, 2020.  The Company was able to complete the move of its Bay View Funding office during the first quarter of 2020, and we had intended to move the main office of the Company during the second quarter of 2020 to this new location. However, due to delays and restrictions created by California’s and Santa Clara County’s Shelter-in-Place declarations because of the Coronavirus, we must delay the move to later in the year. The financial effects of this delay cannot be determined at this time.

18) Business Segment Information

The following presents the Company’s operating segments. The Company operates through two business segments: Banking segment and Factoring segment. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate and funding costs. The provision for credit losses on loans is allocated based on the segment’s allowance for loan loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding.

	Three Months Ended March 31, 2020
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$38,065	$2,877	$40,942
Intersegment interest allocations	284	(284)	—
Total interest expense	2,362	—	2,362
Net interest income	35,987	2,593	38,580
Provision for credit losses on loans	12,874	396	13,270
Net interest income after provision	23,113	2,197	25,310
Noninterest income	3,023	170	3,193
Noninterest expense	24,183	1,591	25,774
Intersegment expense allocations	129	(129)	—
Income before income taxes	2,082	647	2,729
Income tax expense	677	191	868
Net income	$1,405	$456	$1,861

Total assets	$4,009,344	$68,818	$4,078,162
Loans, net of deferred fees	$2,499,837	$54,074	$2,553,911
Goodwill	$154,327	$13,044	$167,371

(1)	Includes the holding company’s results of operations

	Three Months Ended March 31, 2019
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,496	2,953	$33,449
Intersegment interest allocations	314	(314)	—
Total interest expense	2,407	—	2,407
Net interest income	28,403	2,639	31,042
Provision for loan losses	(892)	(169)	(1,061)
Net interest income after provision	29,295	2,808	32,103
Noninterest income	2,232	236	2,468
Noninterest expense	16,201	1,717	17,918
Intersegment expense allocations	121	(121)	—
Income before income taxes	15,447	1,206	16,653
Income tax expense	4,151	356	4,507
Net income	$11,296	$850	$12,146

Total assets	$3,053,116	$62,761	$3,115,877
Loans, net of deferred fees	$1,800,064	$48,254	$1,848,318
Goodwill	$70,709	$13,044	$83,753

(1) Includes the holding company’s results of operations

19) Subsequent Events

On April 23, 2020, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on May 21, 2020, to shareholders of record at close of business day on May 7, 2020.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10‑K for the year ended December 31, 2019. Other than our methodology of estimating reserve for credit losses, there have been no changes in the Company's application of critical accounting policies since December 31, 2019.

Allowance for Credit Losses on Loans

As a result of our January 1, 2020, adoption of Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” and its related amendments, our methodology for estimating the allowance for credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, we consider forecasts about future economic conditions that are reasonable and supportable.

Management’s evaluation of the appropriateness of the allowance for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the allowance for credit losses is a critical accounting estimate as it requires significant reliance on the use of estimates and significant judgment as to the amount and timing of expected future cash flows on criticized loans, significant reliance on historical loss rates, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts.

The allowance for credit losses attributable to each portfolio segment also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans.

Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. See Note 5 to the Consolidated Financial Statements and the “Allowance for Credit Losses on Loans” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for more information on the Allowance.

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

Performance Overview

For the three months ended March 31, 2020, net income was $1.9 million, or $0.03 per average diluted common share, compared to $12.1 million, or $0.28 per average diluted common share, for the three months ended March 31, 2019. Earnings for the first quarter of 2020 were impacted by the effect of our $13.3 million pre-tax CECL related provision for credit losses on loans, driven by forecasted effects on economic activity from the Coronavirus pandemic, and $2.4 million of pre-tax merger-related costs, as discussed in more detail below. See “Coronavirus (COVID-19),” “Adoption of CECL,” and “Liquidity” below. The Company’s annualized return on average tangible assets was 0.19% and annualized return on average tangible equity was 1.91% for the three months ended March 31, 2020, compared to 1.63% and 17.90%, respectively, for the three months ended March 31, 2019.

Coronavirus (COVID-19)

The State of California, as well as the seven Bay Area counties which account for all of the Bank’s  market footprint, remains under a “Shelter-in-Place” order for all residents. The orders in the seven counties are scheduled to remain in effect through May 31, 2020.  State and local health measures continue to weigh on the economy, with California statewide initial jobless claims jumping to 533,568 for the week ending April 18, 2020 from 57,606 for the week ending March 14, 2020. In total, statewide initial jobless claims totaled over 3.3 million during the six weeks ending April 18, 2020.

Following the passage of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) by Congress at the end of March, which included the $349 billion Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to fund short-term loans for small businesses, on April 23, 2020, Congress passed the Paycheck Protection Program and Health Care Enhancement Act which included an additional $310 billion in funding for the PPP. The Company, which began taking loan applications from its small business clients immediately after the program began, received an overwhelming response. As of April 27, 2020, the Company had processed a total of 1,060 PPP loan applications with potential outstanding balances of $330 million.

In addition, with the March 13, 2020 declaration of a National State of Emergency and passage of the CARES Act, on March 22, 2020, federal bank regulators announced guidance that offers temporary relief from troubled debt restructuring (“TDR”) accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. In response to these customer’s needs, we have made accommodations for initial payment deferrals of up to 90 days with the potential for up to an additional 90 days, if requested and depending on the circumstances. All applicable fees have been waived. As of April 27, 2020, we had received 319 requests for payment deferrals, with balances totaling approximately $170 million, or 7%, of our loan portfolio ranging across many different industries but primarily for dentists and physicians ($35 million) and commercial real estate industry borrowers ($54 million).

The Company’s loan portfolio consists of the following higher risk sectors, as defined by the Company, as of April 27, 2020:

% of Total
HIGHER RISK SECTORS	Loans
Health care and social assistance:
Offices of dentists	1.68%
Other community housing services	1.18%
Offices of physicians (except mental health specialists)	0.59%
All others	1.83%
Total health care and social assistance	5.28%
Retail trade	4.23%
Accommodation and food services
Hotels (except casino hotels) and motels	0.94%
Full-service restaurants	0.93%
Limited-service restaurants	0.68%
All others	0.55%
Total accommodation and food services	3.10%
Arts, entertainment, and recreation	1.12%
Total higher risk sectors	13.73%

Management is closely monitoring the Coronavirus pandemic and have taken a number of steps to help protect the safety and well-being of our customers, employees and communities.  By March 15, 2020, we had enabled approximately 75% of our staff to work remotely, established social distancing protocols within our bank premises and branches for both employees and customers. All branches remain open to serve our customers and communities and we have provided increased compensation for personnel whose roles require that they serve customers in a branch. Through the duration of this pandemic, we will continue to adhere closely to the Coronavirus safety guidance provided by the Centers for Disease Control and Prevention (“CDC”) and the California Department of Public Health (“CDPH”).  The Company had in place extensive business resumption plans, procedures and redundant systems which provided those employees working remotely with the resources needed to fully assist our clients with their banking needs. In addition, the recent passage of federal health and economic stimulus laws will help us support the many communities we serve.

The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

The Company's interest income could be reduced due to COVID-19. In keeping with guidance from regulators, as described above, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers' ability to repay in future periods.

In June of 2019, the Company entered into a lease agreement for 54,910 square feet of office space in San Jose, California, commencing on February 1, 2020.  The Company was able to complete the move of its Bay View Funding office during the first quarter of 2020, and we had intended to move the main office of the Company during the second quarter of 2020 to this new location. However, due to delays and restrictions created by California’s and Santa Clara County’s Shelter-in-Place declarations because of the Coronavirus, we must delay the move to later in the year. The financial effects of this delay cannot be determined at this time.

Both the Company’s and the HBC’s strong capital base with a common equity Tier 1 risk-based capital ratio of 12.3% and 12.9%, total risk-based capital of 14.9% and 14.1%, respectively, substantial liquidity position, loan portfolio diversification and conservative underwriting practices will enable us to proactively address the challenges related to the Coronavirus that we are likely to face in the coming quarters.

Adoption of CECL

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in prior Generally Accepted Accounting Principles (“GAAP”) with a methodology that reflects expected life-of-loan credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities.  This update became effective for the Company on January 1, 2020.  As of the implementation date of January 1, 2020, the Company recognized an increase of $8.6 million to its allowance for credit losses for loans. The majority of this increase is related to loan portfolios acquired in our recent acquisitions that under the previous methodology were covered by the purchase discount on acquired loans. The cumulative-effect adjustment as a result of the adoption of this guidance was recorded, net of tax of $2.4 million, as a $6.1 million reduction to retained earnings effective January 1, 2020.

While the CARES Act allows banks to delay implementation, Securities and Exchange Commission (“SEC”) informal guidance indicated that a delay in implementation would result in adoption later in 2020 and would need to be retroactively recorded as of  January 1, 2020.

For CECL modeling purposes, the Company uses forecast data for the state of California including Gross Domestic Product (“GDP”) and unemployment projections provided by the California Economic Forecast (“CEF”, www.CaliforniaForecast.com). At January 1, 2020, the forecast for California GDP for 2020 was an annual increase in the low single digits and the forecasted California unemployment rate for 2020 was in the mid single digits. In March 2020, the CEF forecast was revised for GDP in the negative low single digits and peak unemployment in the low double digits.

The provision for credit losses on loans was $13.3 million for the first quarter of 2020.  There was a credit to the provision for loan losses of ($1.1) million for the first quarter of 2019, and a provision for loan losses of $3.2 million for the fourth quarter of 2019. At March 31, 2020, the allowance for credit losses on loans was $44.7 million, representing 1.75% of total loans, and 369.81% of nonperforming loans. The increase in the provision in the first quarter of 2020 was driven primarily by a significantly deteriorated economic outlook resulting from the Coronavirus pandemic. Most major economic forecasts, including CEF as noted above, now show a significant decline in California GDP and a substantial rise in unemployment for 2020.  The three loan classes where the largest increases in reserves were recorded under the CECL loss rate methodology were investor-owned commercial real estate (“CRE”), construction & land, and commercial and industrial (“C&I”).

The Company did record an allowance for credit losses on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are U.S. government agency-backed securities for which the risk of loss is minimal.

As of the implementation date, there was a $58,000 allowance for losses recorded on the Company’s held-to-maturity municipal investment securities portfolio.  For the first quarter of 2020, there was a reduction of $3,000 to the allowance for losses on the Company’s held-to-maturity municipal investment securities portfolio.

Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings.

Presidio Bank (“Presidio”) Merger

The Company completed its merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Presidio effective October 11, 2019. Presidio’s results of operations were included in the Company’s results of operations beginning October 12, 2019. The Presidio systems and integration conversion was successfully completed in the first quarter of 2020.  Merger-related costs reduced pre-tax earnings by $2.4 million in the first quarter of 2020. There were no merger-related costs in the first quarter of 2019.

Presidio was a full-service California state-chartered commercial bank headquartered in San Francisco with branches in Palo Alto, San Francisco, San Mateo, San Rafael, and Walnut Creek, California.

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	March 31,	March 31,
	2020	2019
	(Dollars in thousands)
Total factored receivables	$54,074	$48,254
Average factored receivables
for the three months ended	$47,470	$48,502
Total full time equivalent employees	35	39

First Quarter 2020 Highlights

The following are important factors that impacted the Company’s results of operations:

•

Net interest income, before provision for credit losses on loans, increased 24% to $38.6 million for the first quarter of 2020, compared to net interest income, before loan losses of $31.0 million for the first quarter of 2019.

•

For the first quarter of 2020, the fully tax equivalent (“FTE”) net interest margin contracted 13 basis points to 4.25% from 4.38% for the first quarter of 2019, primarily due to a decline in the average yield of loans, investment securities, and overnight funds, partially offset by an increase in the average balance of loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio during the fourth quarter of 2019.

•

The average yield on the loan portfolio decreased to 5.57% for the first quarter of 2020, compared to 5.92% for the first quarter of 2019, primarily due to a decrease in the average yield on loans (core bank and asset-based lending), partially offset by an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, and an increase in the average balance loans (core bank and asset-based lending) primarily from the merger with Presidio. The accretion of the loan purchase discount into loan interest income from the acquisitions was $1.3 million for the first quarter of 2020 compared to $455,000 for the first quarter of 2019.

•

The total net purchase discount on loans from the Focus Business Bank (“Focus”) loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $399,000 remains outstanding as of March 31, 2020.  The total net purchase discount on loans from the Tri-Valley Bank (“Tri-Valley”) loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $1.5 million remains outstanding as of March 31, 2020.  The total net purchase discount on loans from the United American Bank (“United American”) loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $2.4 million remains outstanding as of March 31, 2020.  The total net purchase discount on loans from Presidio loan portfolio was $12.5 million on the Presidio merger date of October 11, 2019 (the “merger date”), of which $10.6 million remains outstanding as of March 31, 2020.  In aggregate, the remaining net purchase discount on total loans acquired was $15.0 million at March 31, 2020.

•	The average cost of total deposits was 0.22% for the first quarter of 2020, compared to 0.28% for the first quarter of 2019.

•

There was a $13.3 million provision for credit losses on loans for the first quarter of 2020. There was a credit to the provision for loan losses of ($1.1) million credit to the provision for loan losses for the first quarter of 2019 as discussed in “Adoption of CECL” above.

•

Total noninterest income increased to $3.2 million for the first quarter of 2020, compared to $2.5 million for the first quarter of 2019, primarily due to a $791,000 gain on disposition of a forclosed asset, partially offset by lower gain on sales of SBA loans.

•

Total noninterest expense for the first quarter of 2020 increased to $25.8 million, compared to $17.9 million for the first quarter of 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, additional employees added and operating costs incurred as a result of the Presidio merger and merger-related costs of $2.4 million during the first quarter of 2020.

•	The efficiency ratio for the first quarter of 2020 increased to 61.70%, compared to 53.47% for the first quarter of 2019, primarily as a result of merger-related costs in the first quarter of 2020.

•

The income tax expense for the first quarter of 2020 was $868,000, compared to $4.5 million for the first quarter of 2019.  The effective tax rate for the first quarter of 2020 was 31.8%, compared to 27.1% for the first quarter of 2019. The increase in the effective rate for  the first quarter of 2020 from the first quarter of 2019 was primarily due to an increase in tax expense for forfeited stock options and merger-related stock options.  The effective tax rate for the first quarter of 2020 would have been 26.8% without these items.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, other investments and interest‑bearing deposits in other financial institutions and securities available‑for‑sale, at fair value, increased 19% to $817.0 million at March 31, 2020, from $687.5 million at March 31, 2019, and decreased (5%) from $862.2 million at December 31, 2019.

•	At March 31,2020, securities held‑to‑maturity, at amortized cost, totaled $348.0 million, compared to $367.0 million at March 31, 2019, and $366.6 million at December 31, 2019.

•

Loans, excluding loans held-for-sale, increased $705.6 million or 38%, to $2.55 billion at March 31, 2020, compared to $1.85 billion at March 31, 2019, and increased $20.1 million or 1%, to $2.55 billion at March 31, 2020, compared to $2.53 billion December 31, 2019.

•

Nonperforming assets (“NPAs”) were $12.1 million, or 0.30% of total assets, at March 31, 2020, compared to $17.3 million, or 0.56% of total assets, at March 31, 2019, and $9.8 million, or 0.24% of total assets, at December 31, 2019. There were no foreclosed assets at March 31, 2020, March 31, 2019, and December 31, 2019.

•

Classified assets increased to $39.6 million, or 0.97% of total assets, at March 31, 2020, compared to $25.2 million, or 0.81% of total assets, at March 31, 2019, and $32.6 million, or 0.79% of total assets, at December 31, 2019.  The increase in classified assets for the first quarter of 2020, compared to the fourth quarter of 2019 was primarily due to two CRE secured and one commercial lending relationships that were move to classified assets during the first quarter of 2020.

•

Net charge-offs totaled $422,000 for the first quarter of 2020, compared to net recoveries of $531,000 for the first quarter of 2019, and net charge-offs of $5.8 million for the fourth quarter of 2019. Net charge-offs of $5.8 million for the fourth quarter of 2019 primarily consisted of three lending relationships totaling $5.5 million, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018.  The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

•

The allowance for credit losses on loans (“ACLL”) at March 31, 2020 was $44.7 million, or 1.75% of total loans, representing  369.81% of total nonperforming loans. The allowance for loan losses (“ALLL”) at March 31, 2019 was $27.3 million, or 1.48% of total loans, representing 157.77% of total nonperforming loans. The allowance for loan losses at December 31, 2019 was $23.3 million, or 0.92% of total loans, representing 236.93% of total nonperforming loans. The loans acquired from Presidio are included in total loans at March 31, 2020 and December 31, 2019.  Due to the addition of the Presidio loans at fair value with no allowance, the ALLL to total loans decreased at December 31, 2019, compared to March 31, 2020.

However, the Company provided an additional $2.0 million in provision for loan losses to increase the ALLL at December 31, 2019 for certain non-impaired loans acquired at a premium from Presidio.

•

Total deposits increased $726.4 million, or 28%, to $3.37 billion at March 31, 2020, compared to $2.64 billion at March 31, 2019, which included $673.1 million in deposits from Presidio, at fair value, and an increase of $53.3 million in the Company’s legacy deposits. Total deposits decreased ($48.1) million or (1%) from $3.41 billion at December 31, 2019.

•

Deposits, excluding all time deposits and CDARS deposits, increased $723.0 million, or 29%, to $3.20 billion at March 31, 2020, compared to $2.48 billion at March 31, 2019.  Deposits, excluding all time deposits and CDARS deposits, at March 31, 2020 decreased ($27.6) million, or (1%) compared to $3.23 billion at December 31, 2019.

•

The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short‑term borrowings) to total assets was 3.71% at March 31, 2020, compared to 4.56% at March 31, 2019, and 4.10% at December 31, 2019.

•	The loan to deposit ratio was 75.86% at March 31, 2020, compared to 70.01% at March 31, 2019, and 74.20% at December 31, 2019.

•

The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well‑capitalized financial institution under the Basel III regulatory requirements at March 31, 2020.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Risk-Based	14.9%	14.1%	10.0%	10.5%
Tier 1 Risk-Based	12.3%	12.9%	8.0%	8.5%
Common Equity Tier 1 Risk-based	12.3%	12.9%	6.5%	7.0%
Leverage	10.1%	10.6%	5.0%	4.0%

(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $726.4 million, or 28%, to $3.37 billion at March 31, 2020, compared to $2.64 billion at March 31, 2019, which included $673.1 million in deposits from Presidio, at fair value, and an increase of $53.3 million in the Company’s legacy deposits. Total deposits decreased ($48.1) million or (1%) from $3.41 billion at December 31, 2019.  Deposits, excluding all time deposits and CDARS deposits, increased $723.0 million, or 29%, to $3.20 billion at March 31, 2020, compared to $2.48 billion at March 31, 2019.  Deposits, excluding all time deposits and CDARS deposits, at March 31, 2020 decreased ($27.6) million, or (1%) compared to $3.23 billion at December 31, 2019.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At March 31, 2020, the Company had a strong liquidity position with $443.4 million in cash and cash equivalents and approximately $477.5 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $686.5 million at fair value in unpledged securities available at March 31, 2020. Our loan to deposit ratio was 75.86% at March 31, 2020, compared to 70.01% at March 31, 2019, and 74.20% at December 31, 2019.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Loans, excluding loans held-for-sale, increased $705.6 million or 38%, to $2.55 billion at March 31, 2020, compared to $1.85 billion at March 31, 2019, and increased $20.1 million or 1%, to $2.55 billion at March 31, 2020, compared to $2.53 billion at December 31, 2019.  The loan portfolio remains well-diversified with C&I loans accounting for 26% of the loan portfolio at March 31, 2020, which included $54.1 million of factored receivables. CRE loans accounted for 59% of the total loan portfolio, of which 35% were occupied by businesses that own them.  Land and construction loans accounted for 6% of total loans, consumer and home equity loans accounted for 7% of total loans, and residential mortgage loans accounted for the remaining 2% of total loans at March 31, 2020.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income, before provision for credit losses on loans, increased 24% to $38.6 million for the first quarter of 2020, compared to net interest income, before provision for loan losses of $31.0 million for the first quarter of 2019, primarily due to the impact of the increase in loans and deposits from Presidio.

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

Management of Credit Risk

We continue to identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for credit losses on loans in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for credit losses on loans accordingly. However, because future events are uncertain, there may be loans that will deteriorate, some of which could occur in an accelerated time‑frame. As a result, future additions to the allowance for credit losses on loans may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for credit losses on loans. Future additions to the allowance may also be required based on changes in the financial condition of borrowers. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses on loans. These regulatory agencies may require us to recognize further provisions for credit losses on loans or charge‑offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses on loans would have an adverse effect, which may be material, on our financial condition and results of operation. Further discussion of the management of credit risk appears under “Adoption of CECL,” “Provision for Credit Losses on Loans,” and “Allowance for Credit Losses on Loans.”

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the first quarter of 2020 increased to $25.8 million, compared to $17.9 million for the first quarter of 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs of the Presidio acquisition and merger-related costs of $2.4 million during the first quarter of 2020.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$2,513,725	$34,782	5.57%	$1,837,090	$26,807	5.92%
Securities — taxable	670,299	3,948	2.37%	741,288	4,509	2.47%
Securities — exempt from Federal tax (3)	80,369	647	3.24%	85,943	694	3.27%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	400,758	1,701	1.71%	221,270	1,585	2.91%
Total interest earning assets	3,665,151	41,078	4.51%	2,885,591	33,595	4.72%
Cash and due from banks	44,539			37,207
Premises and equipment, net	8,607			7,090
Goodwill and other intangible assets	187,505			95,554
Other assets	127,349			84,141
Total assets	$4,033,151			$3,109,583
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,438,944			$1,024,142

Demand, interest-bearing	800,800	542	0.27%	701,702	618	0.36%
Savings and money market	920,422	914	0.40%	751,191	907	0.49%
Time deposits — under $100	18,777	22	0.47%	20,380	21	0.42%
Time deposits — $100 and over	132,314	305	0.93%	126,571	288	0.92%
CDARS — interest-bearing demand, money
market and time deposits	16,555	2	0.05%	13,322	2	0.06%
Total interest-bearing deposits	1,888,868	1,785	0.38%	1,613,166	1,836	0.46%
Total deposits	3,327,812	1,785	0.22%	2,637,308	1,836	0.28%

Subordinated debt, net of issuance costs	39,571	577	5.86%	39,386	571	5.88%
Short-term borrowings	331	—	0.00%	106	—	0.00%
Total interest-bearing liabilities	1,928,770	2,362	0.49%	1,652,658	2,407	0.59%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	3,367,714	2,362	0.28%	2,676,800	2,407	0.36%
Other liabilities	86,386			61,991
Total liabilities	3,454,100			2,738,791
Shareholders’ equity	579,051			370,792
Total liabilities and shareholders’ equity	$4,033,151			$3,109,583

Net interest income / margin		38,716	4.25%		31,188	4.38%
Less tax equivalent adjustment		(136)			(146)
Net interest income		$38,580			$31,042

(1)	Includes loans held‑for‑sale. Nonaccrual loans are included in average balance.
(2)

Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $139,000 for the first quarter of 2020, compared to $91,000 for the first quarter of 2019.

(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$9,340	$(1,365)	$7,975
Securities — taxable	(420)	(141)	(561)
Securities — exempt from Federal tax (1)	(45)	(2)	(47)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	760	(644)	116
Total interest income on interest-earning assets	9,635	(2,152)	7,483

Expense from the interest-bearing liabilities:
Demand, interest-bearing	71	(147)	(76)
Savings and money market	167	(160)	7
Time deposits — under $100	(2)	3	1
Time deposits — $100 and over	12	5	17
CDARS — interest-bearing demand, money market
and time deposits	—	—	—
Subordinated debt, net of issuance costs	3	3	6
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	251	(296)	(45)
Net interest income	$9,384	$(1,856)	7,528
Less tax equivalent adjustment			10
Net interest income			$7,538

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

The Company’s net interest margin (“FTE”), expressed as a percentage of average earning assets, contracted 13 basis points to 4.25% for the first quarter of 2020, from 4.38% for the first quarter of 2019, primarily due to a decline in the average yield of loans, investment securities, and overnight funds, partially offset by an increase in the average balance of loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio during the fourth quarter of 2019.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	March 31, 2020			March 31, 2019
	Average	Interest	Average	Average	Interest	Average
(in $000’s, unaudited)	Balance	Income	Yield	Balance	Income	Yield
Loans, core bank and asset-based lending	$2,422,020	$30,104	5.00%	$1,724,723	$22,854	5.37%
Bay View Funding factored receivables	47,470	2,877	24.38%	48,502	2,953	24.69%
Residential mortgages	33,075	230	2.80%	36,770	251	2.77%
Purchased CRE loans	27,340	249	3.66%	33,344	294	3.58%
Loan fair value mark / accretion	(16,180)	1,322	0.22%	(6,249)	455	0.11%
Total loans	$2,513,725	$34,782	5.57%	$1,837,090	$26,807	5.92%

The average yield on the loan portfolio decreased to 5.57% for the first quarter of 2020, compared to 5.92% for the first quarter of 2019, primarily due to a decrease in the average yield on loans, partially offset by an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions, and by an increase in the average balance of loans primarily from the merger with Presidio.

The cost of total deposits was 0.22% for the first quarter of 2020, compared to 0.28% for the first quarter of 2019.

Net interest income, before the provision for credit losses on loans, increased 24% to $38.6 million for the first quarter of 2020, compared to $31.0 million for the first quarter of 2019, primarily due to the impact of the increase in loans and deposits from the Presidio acquisition.

Provision for Credit Losses on Loans

Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses on loans through charges to earnings, which are presented in the statements of income as the provision for credit losses on loans. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses on loans is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for credit losses on loans and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for credit losses on loans and level of allowance for each period are dependent upon many factors, including loan growth, net charge‑offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area.

There was a $13.3 million provision for credit losses on loans for the first quarter of 2020. There was a credit to the provision for loan losses of ($1.1) million credit to the provision for loan losses for the first quarter of 2019. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Adoption of CECL” and “Allowance for Credit Losses on Loans.”

The allowance for credit losses on loans totaled $44.7 million, or 1.75% of total loans at March 31, 2020. The allowance for loan losses was $27.3 million, or 1.48% of total loans at March 31, 2019, and $23.3 million, or 0.92% of total loans at December 31, 2019.  The allowance for credit losses on loans to total nonperforming loans was 369.81% at March 31, 2020. The allowance for loan losses to total nonperforming loans was 157.77% at March 31, 2019, and 236.93% at December 31, 2019.  Net charge-offs totaled $422,000 for the first quarter of 2020 compared to net recoveries of $531,000 for the first quarter of 2019, and net charge-offs of $5.8 million for the fourth quarter of 2019. Net charge-offs of $5.8 million for the fourth quarter of 2019 primarily consisted of three lending relationships totaling $5.5 million, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018.  The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	March 31,		2020 versus 2019
	2020	2019	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$969	$1,161	$(192)	(17)%
Gain on the disposition of foreclosed assets	791	—	791	N/A
Increase in cash surrender value of life insurance	458	330	128	39%
Servicing income	183	191	(8)	(4)%
Gain on sales of securities	100	—	100	N/A
Gain on sales of SBA loans	67	139	(72)	(52)%
Other	625	647	(22)	(3)%
Total	$3,193	$2,468	$725	29%

Total noninterest income increased to $3.2 million for the first quarter of 2020, compared to $2.5 million for the first quarter of 2019, primarily due to a $791,000 gain on disposition of a foreclosed asset, partially offset by lower gains on sales of SBA loans.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the first quarter ended March 31, 2020, SBA loan sales resulted in a $67,000 gain, compared to a $139,000 gain on sales of SBA loans for the first quarter ended March 31, 2019.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	March 31,		2020 versus 2019
	2020	2019	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$13,847	$10,770	$3,077	29%
Occupancy and equipment	1,772	1,506	266	18%
Professional fees	1,435	818	617	75%
Data processing	976	679	297	44%
Software subscriptions	889	589	300	51%
Amortization of intangible assets	858	553	305	55%
Insurance expense	518	436	82	19%
Other, excluding merger-related costs	3,055	2,567	488	19%
Total noninterest expense, excluding merger-related costs	23,350	17,918	5,432	30%
Salaries and employee benefits merger-related costs (1)	356	—	356	N/A
Other merger-related costs (2)	2,068	—	2,068	N/A
Total noninterest expense, inluding merger-related costs	$25,774	$17,918	$7,856	44%

(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended March 31,
		Percent of		Percent of
	2020	Total	2019	Total
	(Dollars in thousands)
Salaries and employee benefits	$13,847	54%	$10,770	60%
Occupancy and equipment	1,772	7%	1,506	9%
Professional fees	1,435	6%	818	5%
Data processing	976	4%	679	4%
Software subscriptions	889	3%	589	3%
Amortization of intangible assets	858	3%	553	3%
Insurance expense	518	2%	436	2%
Other, excluding merger-related costs	3,055	12%	2,567	14%
Total noninterest expense, excluding merger-related costs	23,350	91%	17,918	100%
Salaries and employee benefits merger-related costs (1)	356	1%	—	0%
Other merger-related costs (2)	2,068	8%	—	0%
Total noninterest expense, inluding merger-related costs	$25,774	100%	$17,918	100%

(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

Total noninterest expense for the first quarter of 2020 increased to $25.8 million, compared to $17.9 million for the first quarter of 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees added, operating costs of Presidio merger and merger-related costs of $2.4 million during the first quarter of 2020.  Full time equivalent employees were 337, 309, and 357 at March 31, 2020, March 31, 2019, and December 31, 2019, respectively

Income Tax Expense

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	March 31,
	2020	2019
Effective income tax rate	31.8%	27.1%

             The effective tax rate for the first quarter of 2020 increased to 31.8%, compared to 27.1% for the first quarter of 2019, primarily due to an increase in tax expense for forfeited stock options and merger-related stock options.  The effective tax rate for the first quarter of 2020 would have been 26.8% without these items.

The difference in the effective tax rate for the periods reported compared to the combined Federal and state statutory tax rate of 29.6% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships (net of low income housing investment losses), and tax-exempt interest income earned on municipal bonds.

The Company’s Federal and state income tax expense for the first quarter of 2020 was $868,000, compared $4.5 million for the first quarter of 2019.

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

The Company had net deferred tax assets of $27.7 million at March 31, 2020, $24.3 million at March 31, 2019,  and December 31, 2019. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2020, March 31, 2019, and December 31, 2019 will be fully realized in future years.

Business Segment Information

The following presents the Company’s operating segments. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate and funding costs. The provision for credit losses on loans is allocated based on the segment’s allowance for loan loss determination which considers the effects of charge‑offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding.

	Three Months Ended March 31, 2020
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$38,065	$2,877	$40,942
Intersegment interest allocations	284	(284)	—
Total interest expense	2,362	—	2,362
Net interest income	35,987	2,593	38,580
Provision for credit losses on loans	12,874	396	13,270
Net interest income after provision	23,113	2,197	25,310
Noninterest income	3,023	170	3,193
Noninterest expense	24,183	1,591	25,774
Intersegment expense allocations	129	(129)	—
Income before income taxes	2,082	647	2,729
Income tax expense	677	191	868
Net income	$1,405	$456	$1,861

Total assets	$4,009,344	$68,818	$4,078,162
Loans, net of deferred fees	$2,499,837	$54,074	$2,553,911
Goodwill	$154,327	$13,044	$167,371

(1)	Includes the holding company’s results of operations

	Three Months Ended March 31, 2019
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$30,496	$2,953	$33,449
Intersegment interest allocations	314	(314)	—
Total interest expense	2,407	—	2,407
Net interest income	28,403	2,639	31,042
Provision for loan losses	(892)	(169)	(1,061)
Net interest income after provision	29,295	2,808	32,103
Noninterest income	2,232	236	2,468
Noninterest expense (2)	16,201	1,717	17,918
Intersegment expense allocations	121	(121)	—
Income before income taxes	15,447	1,206	16,653
Income tax expense	4,151	356	4,507
Net income	$11,296	$850	$12,146

Total assets	$3,053,116	$62,761	$3,115,877
Loans, net of deferred fees	$1,800,064	$48,254	$1,848,318
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations

Banking.  Our banking segment’s net income was $1.4 million for the three months ended March 31, 2020, compared to $11.3 million for the first three months ended March 31, 2019.  Earnings for the first quarter of 2020 were impacted by the effect of our first quarter $12.9 million pre-tax CECL related provision for credit losses on loans, driven by forecasted effects on economic activity from the Coronavirus pandemic, and $2.4 million of pre-tax merger-related costs. Net interest income increased to $36.0 million for the three months ended March 31, 2020, compared to $28.4 million for the three months ended March 31, 2019, primarily due to the impact of the increase in loans and deposits from the Presidio acquisition. There was a credit to the provision for loan losses of $(892,000) for the three months ended March 31, 2019. Noninterest income was $3.0 million for the three months ended March 31, 2020, compared to $2.2 million for the three months ended March 31, 2019. Noninterest income increased for the three months ended March 31, 2020, compared to three months ended March 31, 2019, primarily due to a $791,000 gain on disposition of a foreclosed asset, partially offset by lower gains on sales of SBA loans.  Noninterest expense increased to $24.2 million for the three months ended March 31, 2020, compared to $16.2 million for the three months ended March 31, 2019. The increase in noninterest expense in the first three months of 2020, compared to first three months of 2019, was primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees added, operating costs of the Presidio merger and merger-related costs during the first quarter of 2020.

Factoring.  Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 37 days for the three months ended March 31, 2020, compared to 40 days for the three months ended March 31, 2019. Net interest income for the three months ended March 31, 2020, remained relatively flat at $2.6 million compared to the three months ended March 31, 2019.

FINANCIAL CONDITION

At March 31, 2020, total assets increased 31% to $4.08 billion, compared to $3.12 billion at March 31, 2019, and decreased (1%) from $4.11 billion at December 31, 2019.

Securities available‑for‑sale, at fair value, were $373.6 million at March 31, 2020, a decrease of (17%) from $452.5 million at March 31, 2019, and a decrease of (8%) from $404.8 million at December 31, 2019. Securities held‑to‑maturity, at amortized cost, were $348.0 million at March 31, 2020, a decrease of (5%) from $367.0 million at March 31, 2019, and a decrease of (5%) from $366.6 million at December 31, 2019.

Loans, excluding loans held-for-sale, increased $705.6 million or 38%, to $2.55 billion at March 31, 2020, compared to $1.85 billion at March 31, 2019, and increased $20.1 million or 1%, to $2.55 billion at March 31, 2020, compared to $2.53 billion December 31, 2019

Total deposits increased $726.4 million, or 28%, to $3.37 billion at March 31, 2020, compared to $2.64 billion at March 31, 2019, which included $673.1 million in deposits from Presidio, at fair value, and an increase of $53.3 million in the Company’s legacy deposits.  Total deposits decreased ($48.1) million or (1%) from $3.41 billion at December 31, 2019. Deposits, excluding all time deposits and CDARS deposits, increased $723.0 million, or 29%, to $3.20 billion at March 31, 2020, compared to $2.48 billion at March 31, 2019, which included $650.6 million in deposits from Presidio, at fair value, and an increase of $72.4 million in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits decreased ($27.6) million or (1%), compared to $3.23 billion at December 31, 2019.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2020	2019	2019
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$251,836	$295,378	$284,361
U.S. Treasury	121,734	149,482	120,464
U.S. Government sponsored entities	—	7,461	—
Total	$373,570	$452,321	$404,825
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$270,211	$281,102	$285,344
Municipals — exempt from Federal tax	77,888	85,921	81,216
Total	$348,099	$367,023	$366,560

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2020:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	N/A	$145,236	2.34%	$101,478	2.53%	$5,122	2.47%	$251,836	2.41%
U.S. Treasury	75,759	2.79%	45,975	2.86%	—	N/A	—	N/A	121,734	2.81%
Total	$75,759	2.79%	$191,211	2.46%	$101,478	2.53%	$5,122	2.47%	$373,570	2.54%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$4,398	2.09%	$192,904	2.12%	$35,707	2.66%	$37,202	3.08%	$270,211	2.32%
Municipals — exempt from Federal tax (1)	22,535	3.10%	54,450	3.27%	670	3.64%	233	3.34%	77,888	3.22%
Total	$26,933	2.94%	$247,354	2.37%	$36,377	2.68%	$37,435	3.08%	$348,099	2.52%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The investment securities available-for-sale, at fair value, totaled $373.6 million at March 31, 2020, compared to $452.5 million at March 31, 2019, and $404.8 million at December 31, 2019.  At March 31, 2020, the Company’s securities available-for-sale portfolio was comprised of  $251.8 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), and $121.8 million of U.S. Treasury securities. The pre-tax unrealized gain on securities available-for-sale at March 31, 2020 was $9.4 million, compared to a pre-tax unrealized loss on securities available-for-sale of ($2.9) million at March 31, 2019, and a pre-tax unrealized gain on securities available-for-sale of $2.3 million at December 31, 2019.  All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio. Investment securities available-for-sale from Presidio totaled $45.1 million, at fair value, at the Presidio merger date. All other factors remaining the same, when market interest rates are declining, the Company will experience a higher unrealized gain (or a lower unrealized loss) on the securities portfolio.

During the first quarter of 2019, the Company sold $26.5 million of agency mortgage-backed securities available-for-sale for a net gain of $100,000.

At March 31, 2020, investment securities held‑to‑maturity, at amortized cost, totaled $348.0 million, a decrease of (5%) from $367.0 million at March 31, 2019, and a decrease of (5%) from $366.6 million at December 31, 2019. At March 31, 2020, the Company’s securities held-to-maturity portfolio was comprised of $270.2 million of agency mortgage-backed securities, and $77.8 million of tax-exempt municipal bonds.

As of the implementation date of CECL on January 1, 2020, there was a $58,000 allowance for losses recorded on the Company’s held-to-maturity municipal investment securities portfolio.  For the first quarter of 2020, there was a reduction of $3,000 to the allowance for losses on the Company’s held-to-maturity municipal investment securities portfolio.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held‑for‑sale, represented 63% of total assets at March 31, 2020, represented 59% at March 31, 2019, and represented 62% at December 31, 2019. The ratio of loans to deposits was 75.86% at March 31, 2020, compared to 70.01% at March 31, 2019, and 74.20% at December 31, 2019.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held‑for‑sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2020		March 31, 2019		December 31, 2019
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$682,280	27%	$529,173	29%	$603,345	24%
Real estate:
CRE - owner occupied	543,164	21%	426,433	23%	548,907	22%
CRE - non-owner occupied	755,008	29%	500,073	27%	767,821	30%
Land and construction	153,358	6%	98,308	5%	147,189	6%
Home equity	117,768	5%	78,648	4%	151,775	6%
Multifamily	172,875	7%	98,798	6%	180,623	7%
Residential mortgages	96,271	4%	98,163	5%	100,759	4%
Consumer and other	33,445	1%	18,909	1%	33,744	1%
Total Loans	2,554,169	100%	1,848,505	100%	2,534,163	100%
Deferred loan fees, net	(258)	—	(187)	—	(319)	—
Loans, net of deferred fees	2,553,911	100%	1,848,318	100%	2,533,844	100%
Allowance for credit losses on loans	(44,703)		(27,318)		(23,285)
Loans, net	$2,509,208		$1,821,000		$2,510,559

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 73% of its gross loans were secured by real property at March 31, 2020, compared to 69% at March 31, 2019, and 74% at December 31, 2019. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the first quarter ended March 31, 2020, loans were sold resulting in a gain on sales of SBA loans of $67,000, compared to $139,000 during the first quarter of 2019.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 37 days for the first three months of 2020, compared to 40 days for the first three months of 2019. The balance of the purchased receivables was $54.1 million at March 31, 2020, compared to $48.3 million at March 31, 2019 and $46.0 million at December 31, 2019.

The commercial loan portfolio increased $97.8 million, or 17%, to $657.5 million at March 31, 2020 from $559.7 million at March 31, 2019 and increased $26.0 million, or 4%, from $631.5 million at December 31, 2019.  C&I line usage was 36% at March 31, 2020, compared to 37% at March 31, 2019 and 35% at December 31, 2019.

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

The CRE loan portfolio increased $492.9 million, or 49%, to $1.51 billion at March 31, 2020, compared to $1.01 billion at March 31, 2019, and remained relatively flat from $1.51 billion at December 31, 2019.  At March 31, 2020, there was 35% of the CRE loan portfolio secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $53.7 million, or 55%, to $151.9 million at March 31, 2020, compared to $98.2 million at March 31, 2019, and increased $1.3 million, or 1%, from $150.6 million at December 31, 2019.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $46.7 million, or 39%, to $165.2 million at March 31, 2020, compared to $118.5 million at March 31, 2019, and decreased ($10.1) million, or (6%), from $175.3 million at December 31, 2019.

Residential mortgage loans decreased ($4.3) million, or (9%), to $45.5 million at March 31, 2020, compared to $49.8 million at March 31, 2019, and decreased ($782,000), or (2%) from $46.3 million at December 31, 2019.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $95.7 million and $159.6 million at March 31, 2020, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held‑for‑sale) as of March 31, 2020. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2020, approximately 52% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$550,033	111,319	20,928	$682,280
Real estate:
CRE - owner occupied	194,295	219,994	128,875	543,164
CRE - non-owner occupied	237,854	247,530	269,624	755,008
Land and construction	147,399	2,391	3,568	153,358
Home equity	103,770	7,571	6,427	117,768
Multifamily	1,869	44,182	126,824	172,875
Residential mortgages	2,418	16,243	77,610	96,271
Consumer	31,731	1,714	—	33,445
Loans	$1,269,369	$650,944	$633,856	$2,554,169

Loans with variable interest rates	$1,141,973	126,586	64,193	$1,332,752
Loans with fixed interest rates	127,396	524,358	569,663	1,221,417
Loans	$1,269,369	$650,944	$633,856	$2,554,169

Loan Servicing

As of March 31, 2020 and 2019, $86.2 million and $102.4 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Beginning of period balance	$583	$871
Additions	17	31
Amortization	(61)	(95)
End of period balance	$539	$807

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2020 and 2019, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands)
Beginning of period balance	$503	$568
Unrealized holding (loss) gain	(45)	3
End of period balance	$458	$571

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well‑secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $18.2 million and $15.3 million at March 31, 2020 and December 31, 2019, respectively, of which $7.7 million and $7.4 million were on nonaccrual, respectively. At March 31, 2020, there were also $3.9 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment. At December 31, 2019, there were also $1.3 million loans less than 30 days past due included in nonaccrual loans held‑for‑investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2020	2019	2019
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$11,646	$15,958	$8,675
Restructured and loans 90 days past due and
still accruing	442	1,357	1,153
Total nonperforming loans	12,088	17,315	9,828
Foreclosed assets	—	—	—
Total nonperforming assets	$12,088	$17,315	$9,828

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.47%	0.94%	0.39%
Nonperforming assets as a percentage of total assets	0.30%	0.56%	0.24%

Nonperforming assets were $12.1 million, or 0.30% of total assets, at March 31, 2020, compared to $17.3 million, or 0.56% of total assets, at March 31, 2019, and $9.8 million, or 0.24% of total assets, at December 31, 2019.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at March 31, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no	with	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$781	$1,827	$442	$3,050
Real estate:	—	—	—	—
CRE - Owner Occupied	7,346	—	—	7,346
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	—	—	—	—
Home equity	126	—	—	126
Multifamily	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	1,566	—	1,566
Total	$8,253	$3,393	$442	$12,088

The following table presents nonperforming loans by class at December 31, 2019:

		Restructured
		and Loans
		over 90 Days
		Past Due
		and Still
	Nonaccrual	Accruing	Total
	(Dollars in thousands)
Commercial	$3,444	$1,153	$4,597
Real estate:
CRE	5,094	—	5,094
Home equity	137	—	137
Total	$8,675	$1,153	$9,828

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

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at March 31, 2020:

Collateral Type
Real
	Estate	Business
	Property	Assets	Unsecured	Total
(Dollars in thousands)
Commercial	$1,600	$575	$1,252	$3,427
Real estate:
CRE - Owner Occupied	5,094	-	-	5,094
CRE - Non-Owner Occupied	-	-	-	-
Land and construction	-	-	-	-
Home equity	-	-	-	-
Multifamily	-	-	-	-
Residential mortgages	-	-	-	-
Consumer	-	-	-	-
Total	$6,694	$575	$1,252	$8,521

When management determines that foreclosures are probable, expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

The following table presents term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the table below as there are no loans with those grades at March 31, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any deferred loan fees, or any purchase discounts, and plus any deferred loan costs or any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2015 and	Cost
	3/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016	Prior	Basis	Total
	(Dollars in thousands)
Commercial:
Pass	$64,965	$54,854	$37,330	$18,556	$12,307	$11,754	$348,529	$548,295
Watch	4,115	6,482	8,093	6,756	3,861	6,461	48,902	84,670
Special Mention	2,370	7,724	5,419	4,993	5,763	537	2,905	29,711
Substandard	55	368	23	519	2,890	107	13,034	16,996
Substandard-Nonaccrual	600	435	943	-	282	53	295	2,608
Total	72,105	69,863	51,808	30,824	25,103	18,912	413,665	682,280

CRE - Owner Occupied:
Pass	31,231	87,203	73,534	66,267	53,059	137,935	16,604	465,833
Watch	5,216	6,901	9,735	8,204	5,020	20,652	-	55,728
Special Mention	334	769	235	2,850	550	4,377	-	9,115
Substandard	-	510	-	3,440	720	472	-	5,142
Substandard-Nonaccrual	-	265	-	-	-	7,081	-	7,346
Total	36,781	95,648	83,504	80,761	59,349	170,517	16,604	543,164

CRE - Non-Owner Occupied:
Pass	57,046	152,841	90,155	123,087	69,165	237,623	3,577	733,494
Watch	-	3,379	1,460	521	7,074	6,657	-	19,091
Special Mention	-	61	-	-	-	1,373	-	1,434
Substandard	-	-	-	-	-	989	-	989
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	57,046	156,281	91,615	123,608	76,239	246,642	3,577	755,008

Land and contruction:
Pass	44,780	49,617	28,182	1,560	-	1,398	1,581	127,118
Watch	7,613	12,922	-	-	-	-	-	20,535
Special Mention	4,122	-	-	-	-	-	-	4,122
Substandard	1,583	-	-	-	-	-	-	1,583
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	58,098	62,539	28,182	1,560	-	1,398	1,581	153,358

Home equity:
Pass	-	-	824	-	-	-	109,085	109,909
Watch	-	-	-	281	-	-	5,750	6,031
Special Mention	-	-	-	-	-	-	100	100
Substandard	-	-	-	-	-	146	1,456	1,602
Substandard-Nonaccrual	-	-	-	-	-	126	-	126
Total	-	-	824	281	-	272	116,391	117,768

Multifamily:
Pass	9,939	48,689	18,764	30,371	18,187	43,011	844	169,805
Watch	-	-	-	-	846	401	-	1,247
Special Mention	-	1,225	-	598	-	-	-	1,823
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	9,939	49,914	18,764	30,969	19,033	43,412	844	172,875

Residential mortgage:
Pass	1,722	11,744	4,205	11,992	37,569	19,047	-	86,279
Watch	-	439	1,688	-	1,912	1,846	-	5,885
Special Mention	-	691	-	1,295	561	1,069	-	3,616
Substandard	-	222	-	-	-	269	-	491
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	1,722	13,096	5,893	13,287	40,042	22,231	-	96,271

Consumer:
Pass	15	2,980	1,589	24	14	1,051	24,941	30,614
Watch	-	37	-	-	131	-	1,013	1,181
Special Mention	-	84	-	-	-	-	-	84
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	1,566	-	-	-	-	1,566
Total	15	3,101	3,155	24	145	1,051	25,954	33,445

Total loans	$235,706	$450,442	$283,745	$281,314	$219,911	$504,435	$578,616	$2,554,169

Classified loans increased to $39.6 million, or 0.97% of total assets, at March 31, 2020, compared to $25.2 million, or 0.81% of total assets, at March 31, 2019 and $32.6 million, or 0.79% of total assets at December 31, 2019. The increase in classified assets for the first quarter of 2020, compared to the fourth quarter of 2019 was primarily due to two CRE secured and one commercial lending relationships that were moved to classified assets during the first quarter of 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

Allowance for Credit Losses on Loans

Beginning January 1, 2020, we calculated allowance for credit losses on loans using current expected credit losses methodology. As of January 1, 2020, the Company increased the allowance for credit losses for loans by $8.6 million since the Topic 326 covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions. See “Adoption of CECL” above.

The allowance for credit loss estimation process involves procedures to appropriately consider the unique characteristics of its loan portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

The allowance level is influenced by loan volumes, loan risk rating migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

Prior to January 1, 2020, we calculated allowance for loan losses using incurred losses methodology.

Loans are charged‑off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.

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

As a result of the matters mentioned above, changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for credit losses on loans and the associated provision for credit losses on loans.

On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the California Department of Business Oversight—Division of Financial Institutions also review the allowance for credit losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for credit losses on loans is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Changes in the allowance for credit losses on loans were as follows for the three months ended March 31, 2020:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(670)	-	-	-	-	-	-	(3)	(673)
Recoveries	209	-	-	19	23	-	-	-	251
Net (charge-offs) recoveries	(461)	-	-	19	23	-	-	(3)	(422)
Provision for credit losses on loans	6,472	743	3,973	1,126	402	369	30	155	13,270
End of period balance	$12,801	$7,737	$15,645	$2,603	$1,746	$1,622	$708	$1,841	$44,703

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2019:

	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(226)	-	-	(226)
Recoveries	715	42	-	757
Net recoveries	489	42	-	531
Provision (credit) for loan losses	(1,993)	958	(26)	(1,061)
End of period balance	$15,557	$11,671	$90	$27,318

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

Allocation of Allowance for Credit Losses on Loans

	March 31,
	2020		2019		December 31, 2019
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$12,801	27%	$15,557	29%	$10,453	24%
Real estate:
CRE - owner occupied	7,737	21%	3,530	23%	3,825	22%
CRE - non-owner occupied	15,645	29%	4,138	27%	3,760	30%
Land and construction	2,603	6%	1,896	5%	2,621	6%
Home equity	1,746	5%	1,723	4%	2,244	6%
Multifamily	1,622	7%	67	6%	57	7%
Residential mortgages	708	4%	317	5%	243	4%
Consumer and other	1,841	1%	90	1%	82	1%
Total	$44,703	100%	$27,318	100%	$23,285	100%

The allowance for credit losses on loans totaled $44.7 million, or 1.75% of total loans at March 31, 2020. The allowance for loan losses was $27.3 million, or 1.48% of total loans at March 31, 2019, and $23.3 million, or 0.92% of total loans at December 31, 2019. The allowance for credit losses on loans was 369.81% of nonperforming loans at March 31, 2020.  The allowance for loan losses was 157.77% of nonperforming loans at March 31, 2019, and 236.93% of nonperforming loans at December 31, 2019. The Company had net charge-offs of $422,000, or 0.07% of average loans, for the first quarter of 2020, compared to net recoveries of $531,000, or (0.12%) of average loans, for the first quarter of 2019, and net charge-offs $5.4 million, or 0.95% of average loans, for the fourth quarter of 2019. Net charge-offs of $5.8 million for the fourth quarter of 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018.  The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

The following table shows the results of adopting CECL for the first quarter of 2020:

(Dollars in thousands)
Allowance for loan losses at December 31, 2019	$23,285
Day 1 adjustment impact of adopting Topic 326	8,570
Net (charge-offs) during the period	(422)
Portfolio changes during the period	1,216
Impact of CECL economic forecast and assumptions changes	12,054
Allowance for credit losses on loans at March 31, 2020	$44,703

The allowance for credit losses on loans related to the commercial portfolio decreased ($1.4) million, at March 31, 2020 from December 31, 2019. The allowance for loan losses related to the real estate portfolio increased $22.4 million at March 31, 2020 from December 31, 2019, primarily due to adoption of Topic 326.

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $38.1 million on its consolidated statement of financial condition at March 31, 2020, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $167.4 million at March 31, 2020, which consisted of, $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, $24.3 million related to the United American acquisition, and $83.7 million from the Presidio merger. Total goodwill was $167.4 million at December 31, 2019, which consisted of, $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, $24.3 million related to the United American acquisition, and $83.7 million from the Presidio merger.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2019 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis.  No events or circumstances since the November 30, 2019 annual impairment test, including the Coronavirus pandemic, were noted that would indicate it was more likely than not a goodwill impairment exists, for either the Company’s banking segment or the factoring segment.

Other intangible assets were $19.6 million at March 31, 2020, compared to $20.4 million at December 31, 2019.  The customer relationship and brokered relationship and intangible assets arising from the acquisition of Bay View Funding were $872,000 at March 31, 2020 and $919,000 at December 31, 2019, net of accumulated amortization. The core deposit intangible assets arising from the acquisition of Focus was $2.6 million at March 31, 2020 and $2.8 million at December 31, 2019, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the Tri-Valley acquisition were $1.4 million at March 31, 2020 and $1.5 million at December 31, 2019, net of accumulated amortization.  The core deposit intangible and below market lease intangible assets arising from the United American acquisition were $4.4 million at March 31, 2020 and $4.6 million at December 31, 2019, net of accumulated amortization. The core deposit intangible assets and above market lease arising from the acquisition of Presidio were $10.3 million at March 31, 2020 and $10.6 million at December 31, 2019, net of accumulated amortization.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2020		March 31, 2019		December 31, 2019
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,444,534	42%	$1,016,770	38%	$1,450,873	42%
Demand, interest-bearing	810,425	24%	704,996	27%	798,375	23%
Savings and money market	949,076	28%	759,306	29%	982,430	29%
Time deposits — under $250	51,009	2%	56,385	2%	54,361	2%
Time deposits — $250 and over	96,540	3%	90,042	3%	99,882	3%
CDARS — interest-bearing demand,
money market and time deposits	15,055	1%	12,745	1%	28,847	1%
Total deposits	$3,366,639	100%	$2,640,244	100%	$3,414,768	100%

The Company obtains deposits from a cross‑section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits and March 31, 2020 and at December 31, 2019.

Total deposits increased $726.4 million, or 28%, to $3.37 billion at March 31, 2020, compared to $2.64 billion at March 31, 2019, which included $673.1 million in deposits from Presidio, at fair value, and an increase of $53.3 million in the Company’s legacy deposits. Total deposits decreased ($48.1) million or (1%) from $3.41 billion at December 31, 2019.  Deposits, excluding all time deposits and CDARS deposits, increased $723.0 million, or 29%, to $3.20 billion at March 31, 2020, compared to $2.48 billion at March 31, 2019, which included $650.6 million in deposits from Presidio, at fair value, and an increase of $72.4 million in the Company’s legacy deposits.  Deposits, excluding all time deposits and CDARS deposits, at March 31, 2020 decreased ($27.6) million, or (1%) compared to $3.23 billion at December 31, 2019.

At March 31, 2020, the $15.1 million CDARS deposits comprised $10.7 million of interest-bearing demand deposits, $1.7 million of money market accounts and $2.7 million of time deposits. At March 31, 2019, the $12.7 million CDARS deposits comprised $7.7 of million of interest-bearing demand deposits, $2.5 million of money market accounts and $2.5 million of time deposits. At December 31, 2019, the $28.8 million CDARS deposits comprised $12.9 million of interest-bearing demand deposits, $2.1 million of money market accounts and $13.8 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of March 31, 2020:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$45,313	46%
Over three months through six months	17,803	18%
Over six months through twelve months	29,517	30%
Over twelve months	6,595	6%
Total	$99,228	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Return on average assets	0.19%	1.58%
Return on average tangible assets	0.19%	1.63%
Return on average equity	1.29%	13.28%
Return on average tangible equity	1.91%	17.90%
Average equity to average assets ratio	14.36%	11.92%

Off‑Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.0 billion at March 31, 2020, compared to $729.1 million at March 31, 2019, and $1.1 billion at December 31, 2019. Unused commitments represented 41% outstanding gross loans at March 31, 2020, 39% at March 31, 2019, and 44% at December 31, 2019.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	March 31,
	2020			2019			December 31, 2019
	Fixed	Variable		Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total	Rate	Rate	Total
	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$153,417	$860,074	$1,013,491	$154,548	$557,581	$712,129	$147,372	$951,206	$1,098,578
Standby letters of credit	5,819	15,971	21,790	2,882	14,066	16,948	11,445	10,615	22,060
	$159,236	$876,045	$1,035,281	$157,430	$571,647	$729,077	$158,817	$961,821	$1,120,638

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 75.86% at March 31, 2020, compared to 70.01% at March 31, 2019, and 74.20% at December 31, 2019.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off‑balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short‑term (typically overnight) or long‑term (over one year) basis. HBC had no overnight borrowings from the FHLB at March 31, 2020, March 31, 2019, and December 31, 2019. HBC had $272.4 million of loans pledged to the FHLB as collateral on an available line of credit of $203.5 million at March 31, 2020, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $684.1 million of loans pledged to the FRB as collateral on an available line of credit of $189.0 million at March 31, 2020, none of which was outstanding.

At March 31, 2020, HBC had Federal funds purchase arrangements available of $80.0 million. There were no Federal funds purchased outstanding at March 31, 2020, March 31, 2019, and December 31, 2019.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2020.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at March 31, 2020, March 31, 2019, and December 31, 2019.

Capital Resources

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve and the FDIC, establish a risk adjusted ratio relating capital to different categories of assets and off balance sheet exposures.

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

The following table summarizes risk‑based capital, risk‑weighted assets, and risk‑based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$389,796	$285,417	$393,432
Additional Tier 1 capital	—	—	—
Tier 1 Capital	389,796	285,417	393,432
Tier 2 Capital	79,080	67,413	63,726
Total risk-based capital	$468,876	$352,830	$457,158

Risk-weighted assets	$3,156,671	$2,266,583	$3,136,252
Average assets for capital purposes	$3,842,565	$3,014,407	$4,041,927

Capital ratios:
Total risk-based capital	14.9%	15.6%	14.6%
Tier 1 risk-based capital	12.3%	12.6%	12.5%
Common equity Tier 1 risk-based capital	12.3%	12.6%	12.5%
Leverage(1)	10.1%	9.5%	9.7%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2020	2019	2019
	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$405,247	$302,917	$411,585
Additional Tier 1 capital	—	—	—
Tier 1 Capital	405,247	302,917	411,585
Tier 2 Capital	39,429	27,998	24,172
Total risk-based capital	$444,676	$330,915	$435,757

Risk-weighted assets	$3,152,556	$2,265,298	$3,134,848
Average assets for capital purposes	$3,838,542	$3,013,118	$4,040,265

Capital ratios:
Total risk-based capital	14.1%	14.6%	13.9%
Tier 1 risk-based capital	12.9%	13.4%	13.1%
Common equity Tier 1 risk-based capital	12.9%	13.4%	13.1%
Leverage(1)	10.6%	10.1%	10.2%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At March 31, 2020, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well‑capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk‑based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk‑weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2020, March 31, 2019, and December 31, 2019, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2020, that management believes have changed the categorization of the Company or HBC as well‑capitalized.

At March 31, 2020, the Company had total shareholders’ equity of $571.4 million, compared to $378.5 million at March 31, 2019, and $576.7 million at December 31, 2019. At March 31, 2020, total shareholders’ equity included $491.3 million in common stock, $84.8 million in retained earnings, and ($4.7) million of accumulated other comprehensive loss. The book value per share was $9.59 at March 31, 2020, compared to $8.74 at March 31, 2020, and $9.71 at December 31, 2019. The tangible book value per share was $6.46 at March 31, 2020, compared to $6.54 at March 31, 2019, and $6.55 at December 31, 2019.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	March 31,	December 31,	March 31,
(in $000's, unaudited)	2020	2019	2019
Unrealized gain (loss) on securities available-for-sale	$6,299	$1,242	$(2,010)
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	288	297	325
Split dollar insurance contracts liability	(4,850)	(4,835)	(3,746)
Supplemental executive retirement plan liability	(6,774)	(6,842)	(3,963)
Unrealized gain on interest-only strip from SBA loans	328	360	407
Total accumulated other comprehensive loss	$(4,709)	$(9,778)	$(8,987)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2020. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$40,014	29.1%
+300	$29,888	21.7%
+200	$19,711	14.3%
+100	$9,965	7.3%
0	$—	—%
−100	$(12,364)	(9.0)%
−200	$(25,133)	(18.3)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020. As defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at March 31, 2020, the period covered by this report on Form 10‑Q.

During the three months ended March 31, 2020, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A. Risk Factors, on pages 25-51 of our 2019 Annual Report on Form 10-K. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

Risks Relating to the Impact of COVID-19

The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. In March 2020, the United States declared a federal state of emergency in response to the COVID-19 pandemic, which continues to spread throughout the United States. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. There are a number of factors associated with the outbreak and its impact on global economies including the United States that have had and could continue to have a material adverse effect on (among other things) the profitability, capital and liquidity of financial institutions such as the Company.

The COVID-19 pandemic has caused disruption to our customers, vendors and employees. California where we primarily operate has implemented restrictions on the movement of its citizens, with a resultant significant impact on economic activity in the state. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in California, including are primary market area. As a result, the demand for our products and services has been and may continue to be significantly impacted. The circumstances around this pandemic are evolving rapidly and will continue to impact our business in future periods. In the United States, the Federal Government has taken action to provide financial support to parts of the economy most impacted by the COVID-19 pandemic. The details of how these actions will impact our customers and therefore the impact on the Company remains uncertain at this stage. The actions taken by the U.S. Government and the Federal Reserve may indicate a view on the potential severity of a downturn and post recovery environment, which from a commercial, regulatory and risk perspective could be significantly different to past crises and persist for a prolonged period.  The pandemic has led to a weakening in gross domestic product and employment in the United States, and the probability of a more adverse economic scenario for at least the short term is substantially higher than at December 31, 2019.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for credit losses on loans may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	the goodwill we recorded in connection with business acquisitions could become impaired and require charges to earnings;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

In an effort to support our communities we participated in the PPP under the CARES Act whereby loans to small businesses were made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Furthermore, the U.S. economy is likely to experience a recession as a result of the pandemic, and our business could be materially and adversely affected by a prolonged recession.  To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain.

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

3.3

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the Secretary of State on August 29, 2019 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2019)

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

Heritage Commerce Corp (Registrant)

Date: May 8, 2020	/s/ KEITH A. WILTON
Keith A. Wilton
Chief Executive Officer

Date: May 8, 2020	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer