Form 10-Q
period 2020-06-30
HERITAGE COMMERCE CORP
filed 2020-08-07
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 59,875,967 shares of Common Stock outstanding on July 31, 2020

HERITAGE COMMERCE CORP

QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements include statements relating to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition.

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2019, and the following:

●the rapidly changing uncertainties related to the novel Coronavirus (“COVID-19”) pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance;
●current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●our ability to anticipate interest rate changes and manage interest rate risk;
●changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
●volatility in credit and equity markets and its effect on the global economy;
●our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●our ability to achieve loan growth and attract deposits;
●risks associated with concentrations in real estate related loans;
●the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;
●other than temporary impairment charges to our securities portfolio;
●changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

●adverse impact of political instability;
●if the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations;
●regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company; and therefore the Company’s ability to pay dividends to shareholders;
●changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases;
●operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●possible adjustment of the valuation of our deferred tax assets;
●our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●inability to manage risks associated with our business, including operational risk and credit risk;
●risks of loss of funding of Small Business Administration or SBA loan programs, or changes in those programs;
●compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities , accounting and tax matters;
●significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;
●effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●costs and effects of legal and regulatory developments, including resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
●availability of and competition for acquisition opportunities;
●risks resulting from riots and domestic terrorism;
●risks of natural disasters (including earthquakes) and other events beyond our control;
●the impact of the federal Coronavirus Aid, Relief, and Economic Security Act and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted thereunder, including risks to the Company with respect to the uncertain application by the Small Business Administration of new borrower and loan eligibility, forgiveness and audit criteria; and
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Assets
Cash and due from banks	$40,108	$49,447
Other investments and interest-bearing deposits in other financial institutions	885,792	407,923
Total cash and cash equivalents	925,900	457,370
Securities available-for-sale, at fair value	323,565	404,825
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $55 at June 30, 2020
(fair value of $332,452 at June 30, 2020 and $368,107 at December 31, 2019)	322,677	366,560
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	4,324	1,052
Loans, net of deferred fees	2,686,389	2,533,844
Allowance for credit losses on loans(1)	(45,444)	(23,285)
Loans, net	2,640,945	2,510,559
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	33,509	29,842
Company-owned life insurance	76,943	76,027
Premises and equipment, net	9,500	8,250
Goodwill	167,631	167,420
Other intangible assets	18,593	20,415
Accrued interest receivable and other assets	90,814	67,143
Total assets	$4,614,401	$4,109,463

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,714,058	$1,450,873
Demand, interest-bearing	934,780	798,375
Savings and money market	1,091,740	982,430
Time deposits - under $250	49,493	54,361
Time deposits - $250 and over	93,822	99,882
CDARS - interest-bearing demand, money market and time deposits	16,333	28,847
Total deposits	3,900,226	3,414,768
Subordinated debt, net of issuance costs	39,646	39,554
Other short-term borrowings	—	328
Accrued interest payable and other liabilities	99,722	78,105
Total liabilities	4,039,594	3,532,755

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at June 30, 2020 and December 31, 2019	—	—
Common stock, no par value; 100,000,000 shares authorized at June 30, 2020 and authorized at December 31, 2019; 59,856,767 shares issued
and outstanding at June 30, 2020 and 59,368,156 shares issued and
outstanding at December 31, 2019	492,333	489,745
Retained earnings	87,654	96,741
Accumulated other comprehensive loss	(5,180)	(9,778)
Total shareholders' equity	574,807	576,708
Total liabilities and shareholders' equity	$4,614,401	$4,109,463

(1)Allowance for credit losses on loans at June 30, 2020, Allowance for loan losses at December 31, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$32,845	$27,251	$67,627	$54,058
Securities, taxable	3,155	4,136	7,103	8,645
Securities, exempt from Federal tax	484	546	995	1,094
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	648	1,556	2,349	3,141
Total interest income	37,132	33,489	78,074	66,938

Interest expense:
Deposits	1,615	1,995	3,400	3,831
Subordinated debt	577	577	1,154	1,148
Short-term borrowings	—	1	—	1
Total interest expense	2,192	2,573	4,554	4,980

Net interest income before provision for credit losses on loans(1)	34,940	30,916	73,520	61,958
Provision (credit) for credit losses on loans(1)	1,114	(740)	14,384	(1,801)
Net interest income after provision for credit losses on loans(1)	33,826	31,656	59,136	63,759

Noninterest income:
Service charges and fees on deposit accounts	650	1,177	1,619	2,338
Increase in cash surrender value of life insurance	458	333	916	663
Servicing income	205	150	388	341
Gain on sales of securities	170	548	270	548
Gain on the disposition of foreclosed assets	—	—	791	—
Gain on sales of SBA loans	—	36	67	175
Other	595	521	1,220	1,168
Total noninterest income	2,078	2,765	5,271	5,233

Noninterest expense:
Salaries and employee benefits	12,300	10,698	26,503	21,468
Occupancy and equipment	1,766	1,578	3,538	3,084
Professional fees	1,155	753	2,590	1,571
Other	5,791	5,416	14,155	10,240
Total noninterest expense	21,012	18,445	46,786	36,363
Income before income taxes	14,892	15,976	17,621	32,629
Income tax expense	4,274	4,623	5,142	9,130
Net income	$10,618	$11,353	$12,479	$23,499

Earnings per common share:
Basic	$0.18	$0.26	$0.21	$0.54
Diluted	$0.18	$0.26	$0.21	$0.54

(1)Provision for credit losses on loans for the three and six months ended June 30, 2020, Provision (credit) for loan losses for the three and six months ended June 30, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Net income	$10,618	$11,353	$12,479	$23,499
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(556)	4,333	6,621	9,204
Deferred income taxes	161	(1,261)	(1,920)	(2,728)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(13)	(13)	(26)	(39)
Deferred income taxes	4	4	8	12
Reclassification adjustment for gains realized in income	(170)	(548)	(270)	(548)
Deferred income taxes	50	162	79	162
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(524)	2,677	4,492	6,063

Change in net pension and other benefit plan liability adjustment	75	11	150	23
Deferred income taxes	(22)	(3)	(44)	(7)
Change in pension and other benefit plan liability, net of
deferred income taxes	53	8	106	16
Other comprehensive (losses) income	(471)	2,685	4,598	6,079

Total comprehensive income	$10,147	$14,038	$17,077	$29,578

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands)
Balance, January 1, 2019	43,288,750	$300,844	$79,003	$(12,381)	$367,466
Net income	—	—	12,146	—	12,146
Other comprehensive income	—	—	—	3,394	3,394
Amortization of restricted stock awards,
net of forfeitures and taxes	—	271	—	—	271
Cash dividend declared $0.12 per share	—	—	(5,196)	—	(5,196)
Stock option expense, net of forfeitures and taxes	—	166	—	—	166
Stock options exercised	35,003	269	—	—	269
Balance, March 31, 2019	43,323,753	301,550	85,953	(8,987)	378,516

Net income	—	—	11,353	—	11,353
Other comprehensive income	—	—	—	2,685	2,685
Issuance of restricted stock awards, net	134,653	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	303	—	—	303
Cash dividend declared $0.12 per share	—	—	(5,201)	—	(5,201)
Stock option expense, net of forfeitures and taxes	—	155	—	—	155
Stock options exercised	40,000	297	—	—	297
Balance, June 30, 2019	43,498,406	$302,305	$92,105	$(6,302)	$388,108

Balance, December 31, 2019	59,368,156	$489,745	$96,741	$(9,778)	$576,708
Cumulative effect of change in accounting principles (Note 1)	—	—	(6,062)	—	(6,062)
Balance, January 1, 2020	59,368,156	489,745	90,679	(9,778)	570,646
Net income	—	—	1,861	—	1,861
Other comprehensive income	—	—	—	5,069	5,069
Amortization of restricted stock awards,
net of forfeitures and taxes	—	348	—	—	348
Cash dividend declared $0.13 per share	—	—	(7,737)	—	(7,737)
Stock option expense, net of forfeitures and taxes	—	148	—	—	148
Stock options exercised	200,063	1,106	—	—	1,106
Balance, March 31, 2020	59,568,219	491,347	$84,803	(4,709)	571,441

Net income	—	—	10,618	—	10,618
Other comprehensive income	—	—	—	(471)	(471)
Issuance of restricted stock awards, net	168,117	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	463	—	—	463
Cash dividend declared $0.13 per share	—	—	(7,767)	—	(7,767)
Stock option expense, net of forfeitures and taxes	—	139	—	—	139
Stock options exercised	120,431	384	—	—	384
Balance, June 30, 2020	59,856,767	$492,333	$87,654	$(5,180)	$574,807

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2020	2019

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,479	$23,499
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,453	1,132
Gain on sale of securities available-for-sale	(270)	(548)
Gain on sale of SBA loans	(67)	(175)
Proceeds from sale of SBA loans originated for sale	916	2,528
SBA loans originated for sale	(4,121)	(4,906)
Provision (credit) for credit losses on loans(1)	14,384	(1,801)
Increase in cash surrender value of life insurance	(916)	(663)
Depreciation and amortization	475	401
Amortization of other intangible assets	1,822	1,107
Stock option expense, net	287	321
Amortization of restricted stock awards, net	811	574
Amortization of subordinated debt issuance costs	92	92
Effect of changes in:
Accrued interest receivable and other assets	(23,437)	(186)
Accrued interest payable and other liabilities	21,963	(3,767)
Net cash provided by operating activities	25,871	17,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/paydowns/calls of securities available-for-sale	30,810	24,868
Maturities/paydowns/calls of securities held-to-maturity	42,408	25,007
Proceeds from sales of securities available-for-sale	56,598	59,878
Net change in loans	(152,881)	9,222
Changes in Federal Home Loan Bank stock and other investments	(3,667)	(10)
Purchase of premises and equipment	(1,725)	(239)
Net cash provided (used in) by investing activities	(28,457)	118,726

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	485,458	(15,059)
Net change in short-term borrowings	(328)	—
Exercise of stock options	1,490	566
Payment of cash dividends	(15,504)	(10,397)
Net cash used in financing activities	471,116	(24,890)
Net increase in cash and cash equivalents	468,530	111,444
Cash and cash equivalents, beginning of period	457,370	164,568
Cash and cash equivalents, end of period	$925,900	$276,012

Supplemental disclosures of cash flow information:
Interest paid	$4,584	$4,733
Income taxes paid (refunds), net	(524)	10,891

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$—	$9,566

(1)Provision for credit losses on loans for the six months ended June 30, 2020, Provision (credit) for loan losses for the six months ended June 30, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2020.

COVID-19

Capital and Liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt.

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

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in prior GAAP with a methodology that reflects expected life-of-instrument credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As Current Expected Credit Losses (“CECL”) encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities. The Company adopted CECL on January 1, 2020, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods after January 1, 2020, are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

As of the implementation date of January 1, 2020, the Company recognized an increase of $8,570,000 to its allowance for credit losses for loans. The majority of this increase is related to loan portfolios acquired in our recent acquisitions that under the previous methodology were covered by the purchase discount on acquired loans. The cumulative-effect adjustment as a result of the adoption of this guidance was recorded, net of tax of $2.4 million, was a $6.1 million reduction to retained earnings effective January 1, 2020.

As of the implementation date, there was a $58,000 allowance for losses recorded on the Company’s held-to-maturity municipal investment securities portfolio. For the six month ended June 30, 2020, there was a reduction of $3,000 to the allowance for losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The allowance for losses on held-to-maturity securities is based on historic loss rates of municipal securities by bond ratings and change in bond ratings of the municipal securities held by the Company will impact the reserve. The bond ratings for the Company’s municipal investment securities at June 30, 2020 were consistent with the ratings at January 1, 2020. Any ratings downgrades on these securities will impact the allowance for losses on these securities.

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. As of the implementation date, there was a reduction of $207,000 to the allowance for losses recorded for the Company’s off-balance sheet credit exposures. The reduction in reserves for off-balance sheet credit exposures at implementation was primarily driven by applying a lower estimated CECL loss factor for unfunded commercial loan and construction loan commitments. For the six month ended June 30, 2020, there was an increase of $522,000 to the allowance for losses for the Company’s off-balance sheet credit exposures. The increase in the allowance for losses for off-balance sheet credit exposures in the first quarter 2020 was driven by increased loss factors in the CECL model for all loan segments with off-balance sheet exposures which resulted from deterioration in the economic forecast assumptions used in the CECL model.

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

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,722,342 and 826,445 stock options for the three months ended June 30, 2020 and 2019, and 1,490,688, and 826,445 for the six months ended June 30, 2020 and 2019, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Net income	$10,618	$11,353	$12,479	$23,499

Weighted average common shares outstanding for basic
earnings per common share	59,420,592	43,202,562	59,353,759	43,155,360
Dilutive potential common shares	691,831	518,889	798,728	539,757
Shares used in computing diluted earnings per common share	60,112,423	43,721,451	60,152,487	43,695,117

Basic earnings per share	$0.18	$0.26	$0.21	$0.54
Diluted earnings per share	$0.18	$0.26	$0.21	$0.54

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2020 and 2019
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance April 1, 2020, net of taxes	$6,627	$289	$(11,625)	$(4,709)
Other comprehensive loss before reclassification,
net of taxes	(395)	—	(10)	(405)
Amounts reclassified from other comprehensive income (loss),
net of taxes	(120)	(9)	63	(66)
Net current period other comprehensive income (loss),
net of taxes	(515)	(9)	53	(471)

Ending balance June 30, 2020, net of taxes	$6,112	$280	$(11,572)	$(5,180)

Beginning balance April 1, 2019, net of taxes	$(1,603)	$326	$(7,710)	$(8,987)
Other comprehensive income (loss) before reclassification,
net of taxes	3,072	—	(7)	3,065
Amounts reclassified from other comprehensive income (loss),
net of taxes	(386)	(9)	15	(380)
Net current period other comprehensive income (loss),
net of taxes	2,686	(9)	8	2,685

Ending balance June 30, 2019, net of taxes	$1,083	$317	$(7,702)	$(6,302)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Six Months Ended June 30, 2020 and 2019
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2020, net of taxes	$1,602	$298	$(11,678)	$(9,778)
Other comprehensive income (loss) before reclassification,
net of taxes	4,701	—	(6)	4,695
Amounts reclassified from other comprehensive income (loss),
net of taxes	(191)	(18)	112	(97)
Net current period other comprehensive income (loss),
net of taxes	4,510	(18)	106	4,598

Ending balance June 30, 2020, net of taxes	$6,112	$280	$(11,572)	$(5,180)

Beginning balance January 1, 2019, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)
Other comprehensive income (loss) before reclassification,
net of taxes	6,476	—	(14)	6,462
Amounts reclassified from other comprehensive income (loss),
net of taxes	(386)	(27)	30	(383)
Net current period other comprehensive income (loss),
net of taxes	6,090	(27)	16	6,079

Ending balance June 30, 2019, net of taxes	$1,083	$317	$(7,702)	$(6,302)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2020	2019	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$170	$548	Gain on sales of securities
	(50)	(162)	Income tax expense
	120	386	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	13	13	Interest income on taxable securities
	(4)	(4)	Income tax expense
	9	9	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	15	24
Actuarial losses	(105)	(46)
	(90)	(22)	Other noninterest expense
	27	7	Income tax benefit
	(63)	(15)	Net of tax
Total reclassification for the period	$66	$380

	Amounts Reclassified from
	AOCI(1)
	Six Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2020	2019	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$270	$548	Gain on sales of securities
	(79)	(162)	Income tax expense
	191	386	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	26	39	Interest income on taxable securities
	(8)	(12)	Income tax expense
	18	27	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	30	49
Actuarial losses	(190)	(92)
	(160)	(43)	Other noninterest expense
	48	13	Income tax benefit
	(112)	(30)	Net of tax
Total reclassification from AOCI for the period	$97	$383

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2020	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$225,429	$6,906	$—	$—	$232,335
U.S. Treasury	89,476	1,754	—	—	91,230
Total	$314,905	$8,660	$—	$—	$323,565

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
June 30, 2020	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$249,070	$7,895	$(1)	$256,964	$—
Municipals - exempt from Federal tax	73,662	1,826	—	75,488	(55)
Total	$322,732	$9,721	$(1)	$332,452	$(55)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$283,598	$934	$(171)	$284,361
U.S. Treasury	118,939	1,525	—	120,464
Total	$402,537	$2,459	$(171)	$404,825

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$285,344	$1,206	$(968)	$285,582
Municipals - exempt from Federal tax	81,216	1,313	(4)	82,525
Total	$366,560	$2,519	$(972)	$368,107

Securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$512	$(1)	$—	$—	$512	$(1)
Total	$512	$(1)	$—	$—	$512	$(1)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)
Total	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)

Securities held-to-maturity:
Agency mortgage-backed securities	$50,060	$(178)	$88,128	$(790)	$138,188	$(968)
Municipals - exempt from Federal tax	1,556	(4)	—	—	1,556	(4)
Total	$51,616	$(182)	$88,128	$(790)	$139,744	$(972)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2020, the Company held 425 securities (122 available-for-sale and 303 held-to-maturity), of which one had fair value below amortized cost. At June 30, 2020, there were $512,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for less than 12 months. The total unrealized loss for securities less than 12 months was $1,000 at June 30, 2020. The unrealized loss was due to higher interest rates in comparison to when the security was purchased. The issuer is of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. Therefore, the Company does not consider these debt securities to have credit related losses as of June 30, 2020.

The agency mortgage-backed securities and U.S. Treasury securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses.Therefore, for those securities, we do not record expected credit losses.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Proceeds	$30,085	$59,878	$56,598	$59,878
Gross gains	170	608	270	608
Gross losses	—	(60)	—	(60)

The amortized cost and estimated fair values of securities as of June 30, 2020 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after 3 months through one year	$74,608	75,861
Due after one through five years	14,868	15,369
Agency mortgage-backed securities	225,429	232,335
Total	$314,905	$323,565

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due 3 months or less	$530	$531
Due after 3 months through one year	914	917
Due after one through five years	7,283	7,537
Due after five through ten years	33,354	34,201
Due after ten years	31,581	32,302
Agency mortgage-backed securities	249,070	256,964
Total	$322,732	$332,452

Securities with amortized cost of $43,398,000 and $32,773,000 as of June 30, 2020 and December 31, 2019 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a rollforward by major security type for the six months ended June 30, 2020 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2020	$-
Impact of adopting Topic 326	58
Provision (credit) for credit loss	(3)
Ending balance June 30, 2020	$55

5) Loans and Allowance for Credit Losses on Loans

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $324,550,000 of SBA Paycheck Protection Program ("PPP") loans.

Commercial Real Estate (“CRE”)

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

Multifamily

Multifamily loans are loans on residential properties with five or more units. These loans rely primarily on the cash flows of the properties securing the loan for repayment and secondarily on the value of the properties securing the loan. The cash flows of these borrowers can fluctuate along with the values of the underlying property depending on general economic conditions.

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

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$878,393	$603,345
Real estate:
CRE - owner occupied	553,463	548,907
CRE - non-owner occupied	725,776	767,821
Land and construction	138,284	147,189
Home equity	112,679	151,775
Multifamily	169,637	180,623
Residential mortgages	95,033	100,759
Consumer and other	22,759	33,744
Loans	2,696,024	2,534,163
Deferred loan fees, net	(9,635)	(319)
Loans, net of deferred fees	2,686,389	2,533,844
Allowance for credit losses on loans(1)	(45,444)	(23,285)
Loans, net	$2,640,945	$2,510,559

(1)Allowance for credit losses on loans at June 30, 2020, Allowance for loan losses for the prior periods.

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

Changes in the allowance for credit losses on loans were as follows for the three months ended June 30, 2020:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$12,801	$7,737	$15,645	$2,603	$1,746	$1,622	$708	$1,841	$44,703
Charge-offs	(465)	—	—	—	—	—	—	—	(465)
Recoveries	46	1	—	13	31	—	—	1	92
Net (charge-offs) recoveries	(419)	1	—	13	31	—	—	1	(373)
Provision for credit losses on loans	797	809	(196)	(64)	74	206	117	(629)	1,114
End of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444

Changes in the allowance for loan losses were as follows for the three months ended June 30, 2019:

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$15,557	$11,671	$90	$27,318
Charge-offs	(76)	—	—	(76)
Recoveries	87	42	—	129
Net recoveries	11	42	—	53
Provision (credit) for loan losses	(334)	(406)	—	(740)
End of period balance	$15,234	$11,307	$90	$26,631

Changes in the allowance for credit losses on loans were as follows for the six months ended June 30, 2020:

		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,135)	—	—	—	—	—	—	(3)	(1,138)
Recoveries	255	1	—	32	54	—	—	1	343
Net (charge-offs) recoveries	(880)	1	—	32	54	—	—	(2)	(795)
Provision for credit losses on loans	7,269	1,552	3,777	1,062	476	575	147	(474)	14,384
End of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2019:

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(302)	—		(302)
Recoveries	802	84	—	886
Net recoveries	500	84	—	584
Provision (credit) for loan losses	(2,327)	552	(26)	(1,801)
End of period balance	$15,234	$11,307	$90	$26,631

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year-end:

	December 31, 2019
			Consumer
	Commercial	Real Estate	and other	Total

	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,835	$—	$—	$1,835
Collectively evaluated for impairment	8,618	12,750	82	21,450
Total allowance balance	$10,453	$12,750	$82	$23,285
Loans:
Individually evaluated for impairment	$4,810	$5,454	$—	$10,264
Collectively evaluated for impairment	598,535	1,891,620	33,744	2,523,899
Total loan balance	$603,345	$1,897,074	$33,744	$2,534,163

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at June 30, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$747	$1,669	$668	$3,084
Real estate:
CRE - Owner Occupied	3,679	—	—	3,679
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	—	—	—	—
Home equity	898	—	—	898
Multifamily	—	—	—	—
Residential mortgages	—	—	—	—
Consumer and other	—	1,464	—	1,464
Total	$5,324	$3,133	$668	$9,125

The following table presents nonperforming loans by class at December 31, 2019:

		Restructured
		and Loans
		over 90 Days
		Past Due
		and Still
	Nonaccrual	Accruing	Total

	(Dollars in thousands)
Commercial	$3,444	$1,153	$4,597
Real estate:
CRE	5,094	—	5,094
Home equity	137	—	137
Total	$8,675	$1,153	$9,828

The following tables presents the aging of past due loans by class for the periods indicated:

	June 30, 2020
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$5,195	$1,873	$988	$8,056	$870,337	$878,393
Real estate:
CRE - Owner Occupied	—	—	29	29	553,434	553,463
CRE - Non-Owner Occupied	—	—	—	—	725,776	725,776
Land and construction	—	—	—	—	138,284	138,284
Home equity	—	—	898	898	111,781	112,679
Multifamily	—	—	—	—	169,637	169,637
Residential mortgages	—	—	—	—	95,033	95,033
Consumer and other	1,057	—	1,464	2,521	20,238	22,759
Total	$6,252	$1,873	$3,379	$11,504	$2,684,520	$2,696,024

	December 31, 2019
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,770	$2,097	$3,217	$10,084	$593,261	$603,345
Real estate:
CRE - Owner Occupied	—	—	5,094	5,094	543,813	548,907
CRE - Non-Owner Occupied	—	—	—	—	767,821	767,821
Land and construction	—	—	—	—	147,189	147,189
Home equity	—	137	—	137	151,638	151,775
Multifamily	—	—	—	—	180,623	180,623
Residential mortgages	—	—	—	—	100,759	100,759
Consumer and other	—	—	—	—	33,744	33,744
Total	$4,770	$2,234	$8,311	$15,315	$2,518,848	$2,534,163

Past due loans 30 days or greater totaled $11,504,000 and $15,315,000 at June 30, 2020 and December 31, 2019, respectively, of which $2,844,000 and $7,413,000 were on nonaccrual, respectively. At June 30, 2020, there were also $5,613,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2019, there were also $1,262,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Special Mention. A Special Mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that will jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of June 30, 2020 and December 31, 2019.

The following table presents term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the table below as there are no loans with those grades at June 30, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, and plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2015 and	Cost
	2020	2019	2018	2017	2016	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass and Watch	$404,010	$47,578	$36,471	$19,571	$10,601	$15,674	$292,448	$826,353
Special Mention	30,835	-	-	-	320	-	2,607	33,762
Substandard	926	-	72	604	2,596	624	11,040	15,862
Substandard-Nonaccrual	1,449	59	340	-	178	61	329	2,416
Total	437,220	47,637	36,883	20,175	13,695	16,359	306,424	878,393

CRE - Owner Occupied:
Pass and Watch	78,779	79,282	78,384	60,021	52,486	140,208	16,443	505,603
Special Mention	37,899	-	232	-	-	2,619	-	40,750
Substandard	-	-	-	2,250	715	466	-	3,431
Substandard-Nonaccrual	3,102	548	-	-	-	29	-	3,679
Total	119,780	79,830	78,616	62,271	53,201	143,322	16,443	553,463

CRE - Non-Owner Occupied:
Pass and Watch	101,876	137,054	78,019	110,390	60,316	175,221	3,885	666,761
Special Mention	46,314	-	1,802	-	4,299	5,568	-	57,983
Substandard	1,032	-	-	-	-	-	-	1,032
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	149,222	137,054	79,821	110,390	64,615	180,789	3,885	725,776

Land and contruction:
Pass and Watch	60,938	47,934	14,255	1,560	-	1,383	2,225	128,295
Special Mention	8,406	-	-	-	-	-	-	8,406
Substandard	1,583	-	-	-	-	-	-	1,583
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	70,927	47,934	14,255	1,560	-	1,383	2,225	138,284

Home equity:
Pass and Watch	276	-	89	-	-	-	108,875	109,240
Special Mention	-	-	-	-	-	-	1,718	1,718
Substandard	-	-	-	-	-	143	680	823
Substandard-Nonaccrual	-	-	-	-	-	123	775	898
Total	276	-	89	-	-	266	112,048	112,679

Multifamily:
Pass and Watch	17,007	40,571	18,628	27,700	16,401	37,322	845	158,474
Special Mention	5,967	-	-	-	-	5,196	-	11,163
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	22,974	40,571	18,628	27,700	16,401	42,518	845	169,637

Residential mortgage:
Pass and Watch	8,607	10,237	4,970	11,011	34,304	15,889	-	85,018
Special Mention	6,848	-	-	1,285	557	1,061	-	9,751
Substandard	-	-	-	-	-	264	-	264
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	15,455	10,237	4,970	12,296	34,861	17,214	-	95,033

Consumer and other:
Pass and Watch	16	3,018	1,567	23	135	1,028	15,427	21,214
Special Mention	81	-	-	-	-	-	-	81
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	1,464	-	-	-	-	1,464
Total	97	3,018	3,031	23	135	1,028	15,427	22,759

Total loans	$815,951	$366,281	$236,293	$234,415	$182,908	$402,879	$457,297	$2,696,024

The following table provides a summary of the loan portfolio by loan type and credit quality classification for the period indicated:

	December 31, 2019
	Nonclassified	Classified	Total

Commercial	$599,143	4,202	$603,345
Real estate:
CRE - Owner Occupied	538,229	10,678	548,907
CRE - Non-Owner Occupied	761,801	6,020	767,821
Land and construction	144,108	3,081	147,189
Home equity	149,131	2,644	151,775
Multifamily	180,623	—	180,623
Residential mortgages	100,262	497	100,759
Consumer and other	28,287	5,457	33,744
Total	$2,501,584	$32,579	$2,534,163

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at June 30, 2020:

Collateral Type
Real
	Estate	Business
	Property	Assets	Unsecured	Total

(Dollars in thousands)
Commercial	$60	$1,478	$131	$1,669
Real estate:				-
CRE - Owner Occupied		-	-	-
CRE - Non-Owner Occupied	-	-	-	-
Land and construction	-	-	-	-
Home equity	-	-	-	-
Multifamily	-	-	-	-
Residential mortgages	-	-	-	-
Consumer and other	1,464	-	-	1,464
Total	$1,524	$1,478	$131	$3,133

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

The book balance of troubled debt restructurings at June 30, 2020 was $753,000, which included $597,000 of nonaccrual loans and $156,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2019 was $1,039,000, which included $590,000 of nonaccrual loans and $449,000 of accruing loans. Approximately $9,000 and $20,000 of specific reserves were established with respect to these loans as of June 30, 2020 and December 31, 2019, respectively.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

During the Six Months Ended
June 30, 2020
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

(Dollars in thousands)
Commercial	3	$13	$13
Real estate:
CRE - owner occupied	—	—	—
CRE - non-owner occupied	—	—	—
Land and construction	—	—	—
Home equity	—	—	—
Multifamily	—	—	—
Residential mortgages	—	—	—
Consumer and other	—	—	—
Total	3	$13	$13

There were no new loans modified as troubled debt restructurings during the three months ended June 30, 2020. There were no new loans modified as troubled debt restructurings during the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2020, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for credit losses on loans.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended June 30, 2020 and 2019.

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
(stock price = $11.36 on October 11, 2019)	$178,171
Consideration for Presidio stock options exchanged for
Heritage Commerce Corp stock options	7,426
Cash paid for fractional shares	1
Total consideration	$185,598

The following table summarizes the estimated fair values of the Presidio assets acquired and liabilities assumed at the date of the merger.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	Presidio	Adjustments		Acquisition

	(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$117,989	$(1)	(a)	$117,988
Securities available-for-sale	44,647	422	(b)	45,069
Securities held-to-maturity	463	—		463
Loans	698,493	(12,529)	(c)	685,964
Allowance for loan losses	(7,463)	7,463	(d)	—
Premises and equipment, net	1,756	—		1,756
Other intangible assets	—	11,147	(e)	11,147
Other assets, net	43,539	(1,378)	(f)	42,161
Total assets acquired	$899,424	$5,124		904,548

Liabilities assumed:
Deposits	$774,260	$(1)	(g)	774,259
Subordinated Debt	10,000	—	(h)	10,000
Other borrowings	442	—		442
Other liabilities	17,916	211	(i)	18,127
Total liabilities assumed	$802,618	$210		802,828
Net assets acquired				101,720
Purchase price				185,598
Goodwill recorded in the merger				$83,878

Explanation of certain fair value related adjustments for the Presidio merger:

(a)Represents cash paid for fractional shares in the transaction.
(b)Represents the fair value adjustment on investment securities available-for-sale.
(c)Represents the fair value adjustment to the net book value of loans includes an interest rate mark and credit mark adjustment.
(d)Represents the elimination of Presidio’s allowance for loan losses.
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
(g)Represents the fair value adjustment on time deposits, which was amortized as interest expense.
(h)The Company acquired $10,000,000 of subordinated debt from the Presidio transaction.  The Presidio subordinated debt was redeemed on December 19, 2019.
(i)Represents adjustments to accrued accounts payable.

Presidio’s results of operations have been included in the Company’s results of operations beginning October 12, 2019.

The Company believes the merger provided the opportunity to combine independent business banking franchises with similar philosophies and cultures into a business bank based in San Jose, California that exceeds $4.0 billion. The pooling of the banks’ resources and knowledge enhance the Company’s capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank is much better positioned to meet the needs of the Company’s customers, shareholders and the community.

The acquisition was accounted for under the acquisition method of accounting. The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. There were no Purchased Credit Impaired Loans (“PCI”) as of December 31, 2019 and Pucharsed Credit Deteriorated (“PCD”) loans as of June 30, 2020.

Goodwill of $83,878,000 arising from the Presidio merger is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes. Management’s preliminary valuation of the tangible and intangible assets acquired and liabilities assumed from the Presidio merger, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the table above. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing final “stub” period tax returns for October 11, 2019 for Presidio.   The increase in Presidio goodwill at June 30, 2020 from December 31, 2019 was due to adjustments to accrued accounts payable.

7) Goodwill and Other Intangible Assets

Goodwill

At June 30, 2020, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank (“Bank”), $13,819,000 from its acquisition of Tri-Valley, $24,271,000 from its acquisition of United American and $83,878,000 from Presidio.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”). If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, then a quantitative two-step impairment test is required. Step 1 includes the determination of the carrying value of the Company’s reporting units, including the existing goodwill and intangible assets, and estimating the fair value of each reporting unit.

We performed our required annual goodwill impairment test as of November 30, 2019 and there was no impairment. During the first and second quarters of 2020 bank stocks in general as well as our market capitalization have declined as a result of events surrounding the current COVID-19 pandemic outbreak. As a result, we completed a qualitative goodwill impairment test as of June 30, 2020. This qualitative analysis included a review of our earnings, asset quality trends , capital levels and the economic conditions of our markets. Based on this qualitative analysis we do not believe this decline is indicative of a permanent deterioration of the fundamental value of our Company. As such we do not believe that it is more likely than not a goodwill impairment exists at June 30, 2020.

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	June 30, 2020
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(7,446)	$17,577
Customer relationship and brokered relationship intangibles	1,900	(1,076)	824
Below market leases	770	(578)	192
Total	$27,693	$(9,100)	$18,593

	December 31, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(5,846)	$19,177
Customer relationship and brokered relationship intangibles	1,900	(981)	919
Below market leases	770	(451)	319
Total	$27,693	$(7,278)	$20,415

Estimated amortization expense for the remainder of 2020, the next five years, and thereafter is as follows:

			United	United				Bay View Funding
	Presidio	Presidio	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Above	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense

			(Dollars in thousands)
2020	$912	(9)	$332	$109	$104	$8	$359	$95	1,910
2021	1,447	(20)	602	—	184	18	596	190	3,017
2022	1,225	(20)	553	—	167	18	502	190	2,635
2023	1,118	(20)	521	—	158	18	420	190	2,405
2024	1,026	(14)	499	—	152	18	346	159	2,186
2025	970	—	478	—	145	18	200	—	1,811
Thereafter	3,211	—	1,042	—	306	70	—	—	4,629
	$9,909	$(83)	$4,027	$109	$1,216	$168	$2,423	$824	$18,593

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2020 and December 31, 2019.

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

The Company had net deferred tax assets of $27,223,000, and $24,302,000, at June 30, 2020 and December 31, 2019, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2020 and December 31, 2019 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Low income housing investments	$5,668	$6,126
Future commitments	$625	$625

The Company expects $28,000 of the future commitments to be paid in 2020, and $597,000 in 2021 through 2023.

For tax purposes, the Company had low income housing tax credits of $210,000 and $106,000 for the three months ended June 30, 2020 and June 30, 2019, and low income housing investment expense of $211,000 and $106,000, respectively. For tax purposes, the Company had low income housing tax credits of $420,000 and $213,000 for the six months ended June 30, 2020 and June 30, 2019, and low income housing investment expense of $420,000 and $211,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$123	$55	$246	$110
Interest cost	236	264	467	528
Amortization of net actuarial loss	105	46	190	92
Net periodic benefit cost	$464	$365	$903	$730

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income.

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,198	$6,903
Interest cost	124	278
Actuarial loss (gain)	—	1,017
Projected benefit obligation at end of period	$8,322	$8,198

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Net actuarial loss	$3,851	$3,776
Prior transition obligation	1,014	1,059
Accumulated other comprehensive loss	$4,865	$4,835

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Amortization of prior transition obligation	$(15)	$(24)	$(30)	$(49)
Interest cost	62	70	124	140
Net periodic benefit cost	$47	$46	$94	$91

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at June 30, 2020
Available-for-sale securities:
Agency mortgage-backed securities	$232,335	—	$232,335	—
U.S. Treasury	91,230	91,230	—	—
I/O strip receivables	482	—	482	—

Assets at December 31, 2019
Available-for-sale securities:
Agency mortgage-backed securities	$284,361	—	$284,361	—
U.S. Treasury	120,464	120,464	—	—
I/O strip receivables	503	—	503	—

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

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At June 30, 2020 and December 31, 2019, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at June 30, 2020 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$925,900	$925,900	$—	$—	$925,900
Securities available-for-sale	323,565	91,230	232,335	—	323,565
Securities held-to-maturity	322,677	—	332,452	—	332,452
Loans (including loans held-for-sale), net	2,645,269	—	4,324	2,631,042	2,635,366
FHLB stock, FRB stock, and other
investments	33,509	—	—	—	N/A
Accrued interest receivable	10,041	369	1,778	7,894	10,041
I/O strips receivables	482	—	482	—	482
Liabilities:
Time deposits	$150,261	$—	$146,776	$—	$146,776
Other deposits	3,749,965	—	3,749,965	—	3,749,965
Subordinated debt	39,646	—	38,946	—	38,946
Accrued interest payable	585	—	585	—	585

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2019:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$457,370	$457,370	$—	$—	$457,370
Securities available-for-sale	404,825	120,464	284,361	—	404,825
Securities held-to-maturity	366,560	—	368,107	—	368,107
Loans (including loans held-for-sale), net	2,511,611	—	1,052	2,512,277	2,513,329
FHLB stock, FRB stock, and other
investments	29,842	—	—	—	N/A
Accrued interest receivable	10,915	446	2,218	8,251	10,915
I/O strips receivables	503	—	503	—	503
Liabilities:
Time deposits	$168,034	$—	$158,704	$—	$158,704
Other deposits	3,246,734	—	3,246,734	—	3,246,734
Subordinated debt	39,554	—	40,404	—	40,404
Accrued interest payable	707	—	707	—	707

11) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the six months ended June 30, 2020, the Company granted 329,500 shares of nonqualified stock options and 168,117 shares of restricted stock. There were 2,393,378 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2020.

The Presidio equity plans were assumed by the Company and the outstanding options issued under the Presidio equity plans were converted into the right to receive the Company’s shares at the exercise price pursuant to the formula defined in the merger agreement. Consideration for the assumed Presidio stock options exchanged for 1,176,757 shares of the Company’s stock options totaled $7,426,000.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2020	2,712,846	$8.80
Granted	329,500	$9.11
Exercised	(320,494)	$4.65
Forfeited or expired	(94,516)	$13.58
Outstanding at June 30, 2020	2,627,336	$9.18	5.85	$2,403,351
Vested or expected to vest	2,469,696		5.85	$2,259,150
Exercisable at June 30, 2020	1,955,675		4.77	$2,403,351

Information related to the equity plans for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
Intrinsic value of options exercised	$2,057,914	$392,127
Cash received from option exercise	$1,489,991	$566,197
Tax benefit realized from option exercises	$33,783	$102,786
Weighted average fair value of options granted	$1.15	$1.91

As of June 30, 2020, there was $1,187,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 3.02 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
Expected life in months(1)	72	72
Volatility(1)	29%	24%
Weighted average risk-free interest rate(2)	0.53%	2.24%
Expected dividends(3)	5.71%	3.95%

(1)	The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.
(3)	Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2020	239,453	$11.23
Granted	168,117	$9.20
Vested	(108,870)	$13.19
Forfeited or expired	—	$—
Nonvested shares at June 30, 2020	298,700	$12.22

As of June 30, 2020, there was $3,077,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.13 years.

12) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. Unamortized debt issuance cost totaled $354,000 at June 30, 2020.

It is understood that after December 31, 2021, the administrator in the United Kingdom with authority over the agency that currently publishes LIBOR (commonly known as the Intercontinental Exchange “ICE”), will no longer support that published index as a generally representative rate. Due to this, suggested contract language addressing the replacement of LIBOR has been published by the Alternative Rate Reference Committee (commonly known as “ARRC”) convened by, among others, the Federal Reserve Board. ARRC, since its inception, has supported the Secured Overnight Financing Rate (“SOFR”) as a replacement index.  ARRC’s April 2019 version of its suggested contract includes both an “amendment approach” (i.e., inserting a mechanism for the parties to agree to a replacement index after the occurrence of certain events regarding LIBOR); and a “hardwired approach” (i.e., inserting a mechanism to automatically implement a replacement index after the occurrence of certain events regarding LIBOR).  As of June 30, 2020, ARRC has released an update recommending lenders start using  the “hardwired approach” by the end of the third quarter of 2020 for new financings.

With respect to such new financings, implementation of the ARRC’s proposed language (with variations as appropriate) into the documentation is contemplated.  However, the events necessitating the replacement of LIBOR are not scheduled to occur until the end of 2021, and SOFR continues to be assessed from both financial and operational perspectives on an on-going basis, so it is expected that the “amendment approach” remains optimal for such documentation in the short term. With respect to existing financings tied to LIBOR, the existing terms of the documentation thereof will be the primary driver of how all issues related to LIBOR are dealt with, which necessarily means each will be evaluated and responded to on a case-by-case basis as necessary. Efforts are underway to coordinate with the counter-parties under such financings to address the issues, subject to the terms of the existing documentation and any mutually agreeable amendments thereto.

The Company acquired $10,000,000 of subordinated debt from the Presidio transaction with an interest rate of 8%, which was redeemed on December 19, 2019.  As a result of the redemption of the Presidio subordinated debt, the Company paid a pre-payment penalty of $300,000 during the fourth quarter of 2019.

13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since June 30, 2020, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2020.

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2020 and December 31, 2019, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2020 and December 31, 2019.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2020
Total Capital	$473,095	15.9%	$313,273	10.5%
(to risk-weighted assets)
Tier 1 Capital	$396,142	13.3%	$253,602	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$396,142	13.3%	$208,849	7.0%
(to risk-weighted assets)
Tier 1 Capital	$396,142	9.4%	$169,290	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2020, and December 31, 2019.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2020
Total Capital	$450,839	15.1%	$298,153	10.0%	$313,060	10.5%
(to risk-weighted assets)
Tier 1 Capital	$413,557	13.9%	$238,522	8.0%	$253,430	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$413,557	13.9%	$193,799	6.5%	$208,707	7.0%
(to risk-weighted assets)
Tier 1 Capital	$413,557	9.8%	$211,518	5.0%	$169,214	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2019
Total Capital	$435,757	13.9%	$313,485	10.0%	$329,159	10.5%
(to risk-weighted assets)
Tier 1 Capital	$411,585	13.1%	$250,788	8.0%	$266,462	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$411,585	13.1%	$203,765	6.5%	$219,439	7.0%
(to risk-weighted assets)
Tier 1 Capital	$411,585	10.2%	$202,013	5.0%	$161,611	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, effective January 1, 2019, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,646,000 at June 30, 2020, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

At a Special Meeting of Shareholders on August 27, 2019, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares of common stock.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2020, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $37,996,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $8,000,000, during the second and first quarters of 2020, for a total of $16,000,000.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	June 30,
	2020	2019

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$650	$1,177
Noninterest Income Out-of-scope of Topic 606	1,428	1,588
Total noninterest income	$2,078	$2,765

	Six Months Ended
	June 30,
	2020	2019

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,619	$2,338
Gain on the disposition of foreclosed assets	791	—
Total noninterest income in-scope of Topic 606	2,410	2,338
Noninterest Income Out-of-scope of Topic 606	2,861	2,895
Total noninterest income	$5,271	$5,233

16) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Salaries and employee benefits	$12,300	$10,698	$26,503	$21,468
Occupancy and equipment	1,766	1,578	3,538	3,084
Professional fees	1,155	753	2,590	1,571
Data processing	779	732	1,755	1,411
Software subscriptions	746	556	1,635	1,145
Amortization of intangible assets	964	554	1,822	1,107
Insurance expense	516	439	1,034	875
Other	2,786	3,135	7,909	5,702
Total noninterest expense	$21,012	$18,445	$46,786	$36,363

The following table presents the merger-related costs included in other and salaries and employee benefits by category for the periods indicated:

	Three Months Ended		Six Months Ended
MERGER-RELATED COSTS	June 30,	June 30,	June 30,	June 30,
(in $000’s, unaudited)	2020	2019	2020	2019
Salaries and employee benefits	$—	$—	$356	$—
Other	59	540	2,127	540
Total merger-related costs	$59	$540	$2,483	$540

17) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of June 30, 2020, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $37,137,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2020	2019	2020	2019

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,733	$1,044	$3,502	$2,094
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,379	$1,012	$2,570	$2,025
Operating Lease - ROU assets	$37,137	$7,425	$37,137	$7,425
Operating Lease - Liabilities	$37,137	$7,425	$37,137	$7,425
Weighted Average Lease Term - Operating Leases	8.50 years	3.40 years	8.50 years	3.40 years
Weighted Average Discount Rate - Operating Leases	4.53%	5.26%	4.53%	5.26%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2020	$3,040
2021	5,028
2022	5,448
2023	4,812
2024	4,574
Thereafter	22,664
Total undiscounted cash flows	45,566
Discount on cash flows	(8,429)
Total lease liability	$37,137

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

In June of 2019, the Company entered into a lease agreement for 54,910 square feet of office space in San Jose, California, commencing on February 1, 2020. The Company was able to complete the move of its Bay View Funding office during the first quarter of 2020, and had intended to move the main office of the Company during the second quarter of 2020 to this new location. However, due to delays and restrictions created by California's and Santa Clara County's Shelter-in-Place declarations because of COVID-19, the Company was only able to move a portion of the main offices to this new space in second quarter of 2020 and the remaining main office moves are anticipated to be completed in the third quarter of 2020.

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

	Three Months Ended June 30, 2020
	Banking(1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$34,570	2,562	$37,132
Intersegment interest allocations	218	(218)	—
Total interest expense	2,192	—	2,192
Net interest income	32,596	2,344	34,940
Provision for credit losses on loans	1,107	7	1,114
Net interest income after provision	31,489	2,337	33,826
Noninterest income	1,883	195	2,078
Noninterest expense	19,336	1,676	21,012
Intersegment expense allocations	106	(106)	—
Income before income taxes	14,142	750	14,892
Income tax (benefit) expense	4,052	222	4,274
Net income	$10,090	$528	$10,618

Total assets	$4,546,199	$68,202	$4,614,401
Loans, net of deferred fees	$2,644,480	$41,909	$2,686,389
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended June 30, 2019
	Banking(1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$30,521	2,968	$33,489
Intersegment interest allocations	292	(292)	—
Total interest expense	2,573	—	2,573
Net interest income	28,240	2,676	30,916
Provision (credit) for loan losses	(744)	4	(740)
Net interest income after provision	28,984	2,672	31,656
Noninterest income	2,641	124	2,765
Noninterest expense	16,784	1,661	18,445
Intersegment expense allocations	132	(132)	—
Income before income taxes	14,973	1,003	15,976
Income tax expense	4,327	296	4,623
Net income	$10,646	$707	$11,353

Total assets	$3,045,378	$62,653	$3,108,031
Loans, net of deferred fees	$1,827,936	$49,831	$1,877,767
Goodwill	$70,709	$13,044	$83,753
(1)	Includes the holding company’s results of operations

	Six Months Ended June 30, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$72,635	$5,439	$78,074
Intersegment interest allocations	502	(502)	—
Total interest expense	4,554	—	4,554
Net interest income	68,583	4,937	73,520
Provision for credit losses on loans	13,981	403	14,384
Net interest income after provision	54,602	4,534	59,136
Noninterest income	4,906	365	5,271
Noninterest expense	43,519	3,267	46,786
Intersegment expense allocations	235	(235)	—
Income before income taxes	16,224	1,397	17,621
Income tax expense	4,729	413	5,142
Net income	$11,495	$984	$12,479

Total assets	$4,546,199	$68,202	$4,614,401
Loans, net of deferred fees	$2,644,480	$41,909	$2,686,389
Goodwill	$154,587	$13,044	$167,631

	Six Months Ended June 30, 2019
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$61,017	$5,921	$66,938
Intersegment interest allocations	606	(606)	—
Total interest expense	4,980	—	4,980
Net interest income	56,643	5,315	61,958
Provision for loan losses	(1,636)	(165)	(1,801)
Net interest income after provision	58,279	5,480	63,759
Noninterest income	4,873	360	5,233
Noninterest expense	32,985	3,378	36,363
Intersegment expense allocations	253	(253)	—
Income before income taxes	30,420	2,209	32,629
Income tax expense	8,477	653	9,130
Net income	$21,943	$1,556	$23,499

Total assets	$3,045,378	$62,653	$3,108,031
Loans, net of deferred fees	$1,827,936	$49,831	$1,877,767
Goodwill	$70,709	$13,044	$83,753
(1)	Includes the holding company’s results of operations

19) Subsequent Events

On July 23, 2020, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on August 20, 2020, to shareholders of record at close of business day on August 6, 2020.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the “Company” or “HCC”), its wholly-owned subsidiary, Heritage Bank of Commerce (“HBC” or the “Bank”), and HBC’s wholly-owned subsidiary, CSNK Working Capital Finance Corp., a California Corporation, dba Bay View Funding (“Bay View Funding”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the “Company,” “Heritage,” “we,” “us,” and “our,” in this Report on Form 10-Q refer to Heritage Commerce Corp and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2019. Other than our methodology of estimating reserve for credit losses, there have been no changes in the Company's application of critical accounting policies since December 31, 2019.

Allowance for Credit Losses on Loans

As a result of our January 1, 2020, adoption of Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” and its related amendments, our methodology for estimating the allowance for credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” method with an “expected loss” method known as current expected credit loss (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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

The primary activity of the Company is commercial banking. The Company’s operations are located entirely in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology-based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the three months ended June 30, 2020, net income was $10.6 million, or $0.18 per average diluted common share, compared to $11.4 million, or $0.26 per average diluted common share, for the three months ended June 30, 2019. The

Company’s annualized return on average tangible assets was 1.01% and annualized return on average tangible equity was

11.06% for the three months ended June 30, 2020, compared to 1.53% and 15.94%, respectively, for the three months ended June 30, 2019.

For the six months ended June 30, 2020, net income was $12.5 million, or $0.21 per average diluted common share, compared to $23.5 million, or $0.54 per average diluted common share, for the six months ended June 30, 2019. The Company’s annualized return on average tangible assets was 0.62% and annualized return on average tangible equity was 6.45% for the six months ended June 30, 2020 compared to 1.58% and 16.89%, respectively, for the six months ended June 30, 2019.

Earnings for the first six months of 2020 were impacted by the effect of our $13.3 million pre-tax CECL related provision for credit losses on loans for the first quarter of 2020, driven by forecasted effects on economic activity from the Coronavirus pandemic, and $2.5 million of pre-tax merger-related costs, as discussed in more detail below. See “Coronavirus (COVID-19),” “Adoption of CECL,” and “Liquidity” below.

Coronavirus (COVID-19)

In mid-March, public health departments in the six largest counties in the San Francisco Bay Area, which account for most of the bank’s market footprint, imposed strict “Shelter-in-Place” orders for all residents. A few days later, the State of California issued a similar statewide order. Bay Area Counties and the state extended these orders through April, before easing restrictions in May and June. Following a resurgence in cases, on June 19, 2020, the state announced new health guidelines requiring the use of face coverings when in public or common spaces. On July 13, 2020, California expanded statewide indoor closures for businesses, encouraged the wearing of face masks and discouraged the gathering of individuals beyond immediate households. The Company has closely monitored the toll from the pandemic, including its economic impact. While the local response to COVID-19 appeared to have initially helped limit its spread, case numbers are once again increasing and the overall impact on our local economy may not be fully known. During the Pandemic, new jobless claims in California, through the week of July 25, totaled 9.3 million, while the state has lost a net 2.6 million jobs (14.0%). In the seven Bay Area counties we serve, 423,000 jobs (11.8%) have been lost. The State’s unemployment rate at the end of June stood at 15.1%, up from 5.3% at the end of March, while the unemployment rate in the seven Bay Area counties we serve increased to 12.0% from 3.4%.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) established a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (PPP). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized.

PPP borrowers who can demonstrate that the funding received has been used for certain purposes such as to cover payroll and rent costs and meet certain other requirements, can qualify for partial or full federal relief on loan principal and interest. The qualifying process for PPP borrowers to receive approval for loan forgiveness was recently finalized by the SBA and borrowers have until October 31, 2020 to apply for loan forgiveness. Borrowers who do not apply for or receive forgiveness, but who received loans under the CARES Act, are contractually obligated to begin making monthly repayments on principal and interest six months after their loans have funded.

The federal bank regulatory agencies, along with their state counterparts, have issued guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act ("CRA") for certain pandemic related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regular institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve's PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

By mid-April, the Bank had processed 597 PPP loan applications with potential outstanding balances of $225.3 million. On April 23, 2020, Congress passed separate economic stimulus legislation, which provided an additional $310 billion in funding for the PPP Loan Program that the Company was also able to utilize to further support our small business clients. In all, the Bank processed a total of 1,105 PPP loan applications, with total principal balances of $333.4 million. PPP loan pay offs totaled $8.8 million during the second quarter of 2020, and the Company ended the quarter with $324.6 million in outstanding PPP loan balances. These generated $582,000 in interest income and $722,000 in deferred fees, which was partially offset by ($54,000) in deferred costs expensed during the quarter. At June 30, 2020, total loans included deferred fees on PPP loans of $10.4 million and deferred costs of $1.2 million.

Subsequent to the passage of the CARES Act, federal bank regulators announced new accounting guidance for loan modifications by banks, which is intended to provide temporary credit accommodation through loan payment deferrals for customers whose businesses have experienced economic hardship due to the impact of the Coronavirus. The guidance also allows for the temporary suspension of requirements for such loans to be classified as troubled debt restructurings ("TDR") for accounting purposes. In response to customers’ needs, the Company made accommodations for initial payment deferrals of up to 90 days, generally, with the potential, upon application, for up to an additional 90 days of payment deferral (180 days maximum). The Company also waived all normal applicable fees. The following table shows the deferments at June 30, 2020 by category:

DEFERMENTS BY CATEGORY
(in $000’s, unaudited)
Pass and Watch	$31,369
Special Mention	145,930
Classified	5,563
Total	$182,862

Through June 30, 2020, the Company had approved 234 initial requests for payment deferrals on loans with balances totaling approximately $183 million, or 7%, of our loan portfolio. The Bank has elected to initially downgrade the risk grades of these loans to “Special Mention” status. At the end of the second quarter of 2020, the pool of deferred loans in our portfolio were primarily tied to business borrowers from a broad range of industries and included $34 million in loan deferments to the healthcare industry (mostly dentists) and $23 million in loan deferments to the accommodation and food services industries (mostly hotels and restaurants). Of the $183 million in deferred loans, 71% are supported by some form of real estate. Commercial real estate (“CRE”) deferments of $113 million included $75 million of investor CRE and $38 million of owner-occupied CRE. Deferred loans secured by CRE had an average loan-to-value (“LTV”) ratio of 41% at the end of the second quarter of 2020. The majority of deferred loans are also supported by personal guarantees.

The Bank had a portfolio of SBA 7(a) loans totaling $48.6 million, or 1.8% of its total loans, as of the end of the second quarter of 2020. As part of the SBA’s Coronavirus debt relief efforts, beginning in the April 2020, the SBA commenced a six-month program to cover payments of principal, interest and any associated fees for these borrowers.

The CARES Act provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency declared by President Trump on March 13, 2020:

(i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or

(ii) to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a

TDR, including impairment for accounting purposes.

If a bank elects, which the Bank has, a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic.

In our initial response to the challenges posed by the COVID-19 pandemic last quarter, we implemented extensive business resumption plans, procedures and redundant systems which enabled 75% of our employees to work remotely, but still have access to the resources needed to fully assist our clients with their banking needs. In addition, our branch teams have been thorough and meticulous in implementing the public safety protocols required to safely meet the needs of visiting customers. All branches remain open to serve our customers and communities in accordance with the Coronavirus safety guidance provided by the Centers for Disease Control and Prevention (“CDC”) and the California Department of Public Health (“CDPH”).”

In regard to our new lease agreement for 54,910 square feet of office space in San Jose, California, which was entered into in 2019 and commenced on February 1, 2020, with recent easing of California’s and Santa Clara County’s Coronavirus related Shelter-in-Place restrictions, the Company now anticipates completing the move of its main office and San Jose branch to this new location by the end of the third quarter of 2020.

Credit Quality and Performance

At June 30, 2020, nonperforming assets (“NPAs”) decreased by ($7.9) million, or (46%), to $9.1 million, compared to $17.0 million at the end of the second quarter of 2019, and decreased by ($3.0) million, or (25%) from $12.1 million at the end of the first quarter of 2020. Classified assets increased to $31.5 million, or 0.68% of total assets, at June 30, 2020, compared to $31.2 million, or 1.00% of total assets, at June 30, 2019, and decreased from $39.6 million, or 0.97% of total assets, at March 31, 2020. The linked quarter decrease in classified assets for the second quarter of 2020, compared to the first quarter of 2020, resulted from multiple loan payoffs and paydowns that were partially offset by loan downgrades. Classified deferments totaled $5.6 million at the end of the second quarter of 2020. Special Mention loans increased to $164 million, or by $115 million, in the second quarter of 2020, compared to $49 million in the first quarter of 2020. Special Mention included $146 million in deferments and $18 million in other Special Mention loans at June 30, 2020, compared to $24 million in deferments and $25 million in other Special Mention loans at March 31, 2020. As previously noted, the Bank has opted to initially grade loan deferments as Special Mention and these grades will remain until loan payment performance resumes and/or information gained is sufficient to warrant a grade change. Exclusive of deferred loans at June 30, 2020, the $7 million decrease in other Special Mention loans from the linked quarter resulted from movement of numerous loans between grades with upgrade totals outweighing downgrades totals, some of which included loans that had been provided a deferment and have since been upgraded. Notably, many of our borrowers paid down their operating lines of credit during the second quarter of 2020. Consequently, the line utilization rate on commercial lines of credit declined to 27% at the end of the second quarter from 36% at the end of the first quarter of 2020 and 40% at the end of the second quarter of 2019.

The provision for credit losses on loans was $1.1 million for the second quarter of 2020, compared to a credit to the provision for loan losses of ($740,000) for the second quarter of 2019, and a provision for credit losses on loans of $13.3 million for the first quarter of 2020. The provision for credit losses on loans was $14.4 million for the six months ended June 30, 2020, compared to a ($1.8) million credit to the provision for loan losses for the six months ended June 30, 2019. At June 30, 2020, the allowance for credit losses on loans (“ACLL”) was $45.4 million, representing 1.69% of total loans, and 498.0% of nonperforming loans. The allowance for loan losses (“ALLL”) was $26.6 million at June 30, 2019, representing 1.42% of total loans and 156.5%, of nonperforming loans. The ACLL was $44.7 million at March 31, 2020, representing 1.75% of total loans, and 369.8% of nonperforming loans. The six basis points linked-quarter decline of the ACLL to total loans was largely due to the 5% increase in total loans for the second quarter of 2020, which primarily resulted from $324.6 million in new PPP loans with 100% SBA guarantees that do not require reserves. The higher provision for credit losses on loans for the three and six month ended June 30, 2020, compared to prior year periods was driven by the implementation of CECL, which uses an economic forecast that nowcincludes the impact of the COVID-19 pandemic.

The Company continues to monitor portfolio loans made to commercial customers with businesses in at-risk sectors as defined by the Company. The following table provides a breakdown of such loans as a percentage of total loans at June 30, 2020 and March 31, 2020:

	% of Total	% of Total
	Loans at	Loans at
HIGHER RISK SECTORS	June 30, 2020	March 31, 2020
Health care and social assistance:
Offices of dentists	1.79%	1.63%
Other community housing services	0.76%	0.70%
Offices of physicians (except mental health specialists)	0.27%	0.11%
All others	2.21%	1.84%
Total health care and social assistance	5.03%	4.28%
Retail trade:
Gasoline stations with convenience stores	1.90%	1.98%
All others	2.44%	2.18%
Total retail trade	4.34%	4.16%
Accommodation and food services:
Full-service restaurants	1.38%	0.86%
Limited-service restaurants	0.79%	0.63%
Hotels (except casino hotels) and motels	0.89%	0.94%
All others	0.70%	0.52%
Total accommodation and food services	3.76%	2.95%
Educational services:
Elementary and secondary schools	0.65%	0.15%
Education support services	0.40%	0.15%
All others	0.24%	0.17%
Total educational services	1.29%	0.47%
Arts, entertainment, and recreation	1.26%	1.09%
Purchased participations in micro loan portfolio	0.80%	0.95%
Total higher risk sectors	16.48%	13.90%

During the second quarter of 2020, the Company added education-related loans to those it had previously identified as at higher risk of credit loss. During the quarter, the percentage of loans to higher risk sectors increased linked quarter to 16.5% from 13.9% as a result of $91 million, or 3.4%, in new SBA PPP loan fundings to commercial clients in higher risk sectors.

Presidio Bank (“Presidio”) Merger

The Company completed its merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Presidio effective October 11, 2019 (the “merger date”). Presidio’s results of operations were included in the Company’s results of operations beginning October 12, 2019. The Presidio systems and integration conversion was successfully completed in the first quarter of 2020. Merger-related costs reduced pre-tax earnings by $59,000 for the second quarter of 2020, and $2.5 million for the first six months of 2020, compared to $540,000 for both the second quarter and first six months of 2019.

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

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	June 30,	June 30,
	2020	2019

	(Dollars in thousands)
Total factored receivables	$41,909	$49,831
Average factored receivables
For the three months ended	$44,574	$45,708
For the six months ended	$46,022	$47,097
Total full time equivalent employees	36	37

Second Quarter 2020 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, increased 13% to $34.9 million for the second quarter of 2020, compared to $30.9 million for the second quarter of 2019. Net interest income, before provision for credit losses on loans, increased 19% to $73.5 million for the first six months of 2020, compared to $62.0 million for the first six months of 2019.

●	The fully tax equivalent (“FTE”) net interest margin contracted 92 basis points to 3.46% for the second quarter of 2020, from 4.38% for the second quarter of 2019, primarily due to a decline in the average yield of loans, investment securities, and overnight funds, partially offset by an increase in the average balance of loans, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio.

●	For the first six months of 2019, the net interest margin the FTE net interest margin contracted 55 basis points to 3.83%, compared to 4.38% for the first six months of 2019, primarily due to the impact of decreases in the yields on loans, investment securities, and overnight funds, partially offset by an increase in the average balance of loans, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio.

●	The average yield on the loan portfolio decreased to 4.92% for the second quarter of 2020, compared to 5.96% for the second quarter of 2019, primarily due to a decline in the average yield on loans and new average balances of lower yielding PPP loans, partially offset by an increase in the average balance loans from the merger with Presidio, and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

●	The average yield on the loan portfolio decreased to 5.23% for the six month ended June 30, 2020 compared to 5.94% for the six months ended June 30, 2019, primarily due to decreases in the prime rate on loans and new average balances of lower yielding PPP loans, partially offset an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

●	The accretion of the loan purchase discount into loan interest income from the acquisitions was $963,000 for the second quarter of 2020, compared to $419,000 for the second quarter of 2019. The accretion of the loan purchase discount into loan interest income from the acquisitions was $2.3 million for the first six months of

2020, compared to $873,000 for the first six months of 2019.

●	The total net purchase discount on loans from the Focus Business Bank loan portfolio was $5.4 million on the acquisition date of August 20, 2015, of which $366,000 remains outstanding as of June 30, 2020. The total net purchase discount on loans from the Tri-Valley Bank loan portfolio was $2.6 million on the acquisition date of April 6, 2018, of which $1.2 million remains outstanding as of June 30, 2020. The total net purchase discount on loans from the United American Bank loan portfolio was $4.7 million on the acquisition date of May 4, 2018, of which $2.3 million remains outstanding as of June 30, 2020. The total net purchase discount on loans from Presidio loan portfolio was $12.5 million on the Presidio merger date, of which $10.1 million remains outstanding as of June 30, 2020. In aggregate, the remaining net purchase discount on total loans acquired was $14.0 million at June 30, 2020.

●	The average cost of total deposits was 0.17% for the second quarter of 2020, compared to 0.31% for the second quarter of 2019. The average cost of total deposits was 0.19% for the first six months of 2020, compared to 0.30% for the first six months of 2019.

●	There was a $1.1 million provision for credit losses on loans for the second quarter of 2020, compared to a credit to the provision for loan losses of ($740,000) for the second quarter of 2019. For the six months ended June 30, 2020, there was a $14.4 million provision for credit losses on loans, compared to a ($1.8) million credit to the provision for loan losses for the six months ended June 30, 2019.

●	Total noninterest income decreased to $2.1 million for the second quarter of 2020, compared to $2.8 million for the second quarter of 2019, primarily due to lower service charges and fees on deposit accounts, and lower gains on sales of securities. For the six months ended June 30, 2020, noninterest income increased to $5.3 million, compared to $5.2 million for the six months ended June 30, 2019, primarily as a result of a gain on disposition of foreclosed assets, partially offset by lower service charges and fees on deposit accounts during the six months ended June 30, 2020.

●	Total noninterest expense for the second quarter of 2020 increased to $21.0 million, compared to $18.4 million for the second quarter of 2019, primarily due to additional employees and operating costs added as a result of the Presidio merger, higher salaries and employee benefits as a result of annual salary increases. Noninterest expense for the six months ended June 30, 2020 increased to $46.8 million, compared to $36.4 million for the six months ended June 30, 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs added as a result of the Presidio merger.
●	The efficiency ratio for the second quarter of 2020 increased to 56.76%, compared to 54.76% for the second quarter of 2019. The efficiency ratio for the six months ended June 30, 2020 was 59.38%, compared to 54.12% for the six months ended June 30, 2019, primarily as a result of merger-related costs in the first quarter of 2020.

●	Income tax expense for the second quarter of 2020 was $4.3 million, compared to $4.6 million for the second quarter of 2019. The effective tax rate for the second quarter of 2020 was 28.7%, compared to 28.9% for the second quarter of 2019. Income tax expense for the six months ended June 30, 2020 was $5.1 million, compared to $9.1 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was 29.2%, compared to 28.0% for the six months ended June 30, 2019.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, other investments and interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 90% to $1.2 billion at June 30, 2020, from $659.2 million at June 30, 2019, and increased 45% from $862.2 million at December 31, 2019.

●	At June 30, 2020, securities held-to-maturity, at amortized cost, totaled $322.7 million, compared to $351.4 million at June 30, 2019, and $366.6 million, at December 31, 2019.

●	Loans, excluding loans held-for-sale, increased $808.6 million or 43%, to $2.69 billion at June 30, 2020, compared to $1.88 billion at June 30, 2019, and increased $152.5 million or 6%, to $2.69 billion at June 30, 2020, compared to $2.53 billion at December 31, 2019. Total loans at June 30, 2020 included $324.6 million of PPP loans.

●	NPAs were $9.1 million, or 0.20% of total assets, at June 30, 2020, compared to $17.0 million, or 0.55% of total assets, at June 30, 2019, and $9.8 million, or 0.24% of total assets, at December 31, 2019. There were no foreclosed assets at June 30, 2020, June 30, 2019, and December 31, 2019.

●	Classified assets increased to $31.5 million, or 0.68% of total assets, at June 30, 2020, compared to $31.2 million, or 1.00% of total assets, at June 30, 2019, and decreased from $32.6 million, or 0.79% of total assets, at December 31, 2019.

●	Net charge-offs totaled $373,000 for the second quarter of 2020, compared to net recoveries of $53,000 for the second quarter of 2019, and net charge-offs of $5.8 million for the fourth quarter of 2019. Net charge-offs of $5.8 million for the fourth quarter of 2019 primarily consisted of three lending relationships totaling $5.5 million, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018. The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

●	The ACLL at June 30, 2020 was $45.4 million, or 1.69% of total loans, representing 498.02% of total nonperforming loans. The ALLL at June 30, 2019 was $26.6 million, or 1.42% of total loans, representing 156.49% of total nonperforming loans. The ALLL at December 31, 2019 was $23.3 million, or 0.92% of total loans, representing 236.93% of total nonperforming loans.

●	Total deposits increased $1.3 billion, or 49%, to $3.90 billion at June 30, 2020, compared to $2.62 billion at June 30, 2019, which included $787.7 million in deposits from Presidio, at fair value, and an increase of $490.0 million in the Company’s legacy deposits. Total deposits increased $485.5 million or 14% from $3.41 billion at December 31, 2019. The large increase in deposits in the second quarter of 2020 was primarily from deposits by customers who had taken out PPP loans.

●	Deposits, excluding all time deposits and CDARS deposits, increased $1.3 billion, or 52%, to $3.74 billion at June 30, 2020, compared to $2.47 billion at June 30, 2019. Deposits, excluding all time deposits and CDARS deposits, at June 30, 2020 increased $508.9 million, or 16%, compared to $3.23 billion at December 31, 2019.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 3.25% at June 30, 2020, compared to 4.62% at June 30, 2019, and 4.10% at December 31, 2019.

●	The loan to deposit ratio was 68.88% at June 30, 2020, compared to 71.60% at June 30, 2019, and 74.20% at December 31, 2019.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2020.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Risk-Based	15.9%	15.1%	10.0%	10.5%
Tier 1 Risk-Based	13.3%	13.9%	8.0%	8.5%
Common Equity Tier 1 Risk-based	13.3%	13.9%	6.5%	7.0%
Leverage	9.4%	9.8%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Total deposits increased $1.3 billion, or 49%, to $3.90 billion at June 30, 2020, compared to $2.62 billion at June 30, 2019, which included $787.7 million in deposits from Presidio, at fair value, and an increase of $490.0 million in the Company’s legacy deposits. Total deposits increased $485.5 million or 14% from $3.41 billion at December 31, 2019. Deposits, excluding all time deposits and CDARS deposits, increased $1.3 billion, or 52%, to $3.74 billion at June 30, 2020, compared to $2.47 billion at June 30, 2019. Deposits, excluding all time deposits and CDARS deposits, at June 30, 2020 increased $508.9 million, or 16% compared to $3.23 billion at December 31, 2019.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. At June 30, 2020, the Company had a strong liquidity position with $925.9 million in cash and cash equivalents and approximately $664.7 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), Federal funds facilities with several financial institutions, and line of credit with a correspondent bank. The Company also had $610.6 million at fair value in unpledged securities available at June 30, 2020. Our loan to deposit ratio was 68.88% at June 30, 2020, compared to 71.60% at June 30, 2019, and 74.20% at December 31, 2019.

Lending

Our lending business originates principally through our branch offices located in our primary markets. In addition, Bay View Funding provides factoring financing throughout the United States. Loans, excluding loans held-for-sale, increased $808.6 million or 43%, to $2.69 billion at June 30, 2020, compared to $1.88 billion at June 30, 2019, and increased $152.5 million or 6%, to $2.69 billion at June 30, 2020, compared to $2.53 billion December 31, 2019. Total loans at June 30, 2020 included $324.6 million of PPP loans. The loan portfolio remains well-diversified with Commercial and Industrial (“C&I”) loans accounting for 21% of the loan portfolio at June 30, 2020, which included $41.9 million of factored receivables. PPP loans accounted for 12% of the loan portofolio. Commercial Real Estate (“CRE”) loans accounted for 48% of the total loan portfolio, of which 43% were occupied by businesses that own them. Land and construction loans accounted for 5% of total loans, consumer and home equity loans accounted for 5% of total loans, multifamily loans accounted for 6% of total loans, and residential mortgage loans accounted for the remaining 3% of total loans at June 30, 2020.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income, before provision for credit losses on loans, increased 13% to $34.9 million for the second quarter of 2020, compared to $30.9 million for the second quarter of 2019, primarily due to an increase in the average balance of loans due to the Presidio merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio during the fourth quarter of 2019, partially offset by decreases in the prime interest rate and decreases in the yield on investment securities and overnight funds. Net interest income increased 19% to $73.5 million for the first six months of 2020, compared to $62.0 million for the first six months of 2019, primarily due to an increase in the average balance of loans due to the Presidio merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio, partially offset by decreases in the prime rate, and decreases in the yield on investment securities and overnight funds.

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

Management of Credit Risk

We continue to identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for credit losses on loans in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for credit losses on loans accordingly. However, because future events are uncertain, there may be loans that will deteriorate, some of which could occur in an accelerated time-frame. As a result, future additions to the allowance for credit losses on loans may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for credit losses on loans. Future additions to the allowance may also be required based on changes in the financial condition of borrowers. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for credit losses on loans. These regulatory agencies may require us to recognize further provisions for credit losses on loans or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses on loans would have an adverse effect, which may be material, on our financial condition and results of operation. Further discussion of the management of credit risk appears under “Credit Quality and Performance,” “Provision for Credit Losses on Loans,” and “Allowance for Credit Losses on Loans.”

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Total noninterest expense for the second quarter of 2020 increased to $21.0 million, compared to $18.4 million for the second quarter of 2019, primarily due to additional employees and operating costs added as a result of the Presidio merger, higher salaries and employee benefits as a result of annual salary increases. Noninterest expense for the six months ended June 30, 2020 increased to $46.8 million, compared to $36.4 million for the six months ended June 30, 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs added as a result of the Presidio merger.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$2,687,093	$32,845	4.92%	$1,835,474	$27,251	5.96%
Securities — taxable	611,709	3,155	2.07%	707,710	4,136	2.34%
Securities — exempt from Federal tax (3)	76,160	612	3.23%	85,329	692	3.25%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	700,711	648	0.37%	216,164	1,556	2.89%
Total interest earning assets	4,075,673	37,260	3.68%	2,844,677	33,635	4.74%
Cash and due from banks	37,716			37,051
Premises and equipment, net	9,096			7,050
Goodwill and other intangible assets	186,716			94,947
Other assets	125,037			86,318
Total assets	$4,434,238			$3,070,043
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,660,547			$1,001,914

Demand, interest-bearing	890,158	525	0.24%	686,872	612	0.36%
Savings and money market	1,009,078	794	0.32%	744,475	1,034	0.56%
Time deposits — under $100	17,825	18	0.41%	19,267	22	0.46%
Time deposits — $100 and over	127,877	277	0.87%	126,303	326	1.04%
CDARS — interest-bearing demand, money
market and time deposits	15,365	1	0.03%	12,102	1	0.03%
Total interest-bearing deposits	2,060,303	1,615	0.32%	1,589,019	1,995	0.50%
Total deposits	3,720,850	1,615	0.17%	2,590,933	1,995	0.31%

Subordinated debt, net of issuance costs	39,617	577	5.86%	39,431	577	5.87%
Short-term borrowings	62	—	0.00%	104	1	3.86%
Total interest-bearing liabilities	2,099,982	2,192	0.42%	1,628,554	2,573	0.63%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	3,760,529	2,192	0.23%	2,630,468	2,573	0.39%
Other liabilities	100,770			58,970
Total liabilities	3,861,299			2,689,438
Shareholders’ equity	572,939			380,605
Total liabilities and shareholders’ equity	$4,434,238			$3,070,043

Net interest income / margin		35,068	3.46%		31,062	4.38%
Less tax equivalent adjustment		(128)			(146)
Net interest income		$34,940			$30,916

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $773,000 for the second quarter of 2020 (of which $637,000 was from PPP loans), compared to $210,000 for the second quarter of 2019.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$2,600,409	$67,627	5.23%	$1,836,277	$54,058	5.94%
Securities — taxable	641,004	7,103	2.23%	724,406	8,645	2.41%
Securities — exempt from Federal tax (3)	78,265	1,259	3.23%	85,634	1,386	3.26%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	550,734	2,349	0.86%	218,704	3,141	2.90%
Total interest earning assets (3)	3,870,412	78,338	4.07%	2,865,021	67,230	4.73%
Cash and due from banks	41,128			37,129
Premises and equipment, net	8,851			7,070
Goodwill and other intangible assets	187,110			95,249
Other assets	126,192			85,235
Total assets	$4,233,693			$3,089,704
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,549,745			$1,012,967

Demand, interest-bearing	845,479	1,067	0.25%	694,246	1,230	0.36%
Savings and money market	964,750	1,708	0.36%	747,815	1,941	0.52%
Time deposits — under $100	18,301	40	0.44%	19,820	44	0.45%
Time deposits — $100 and over	130,096	582	0.90%	126,436	613	0.98%
CDARS — interest-bearing demand, money
market and time deposits	15,960	3	0.04%	12,709	3	0.05%
Total interest-bearing deposits	1,974,586	3,400	0.35%	1,601,026	3,831	0.48%
Total deposits	3,524,331	3,400	0.19%	2,613,993	3,831	0.30%

Subordinated debt, net of issuance costs	39,594	1,154	5.86%	39,408	1,148	5.87%
Short-term borrowings	196	—	0.00%	105	1	1.92%
Total interest-bearing liabilities	2,014,376	4,554	0.45%	1,640,539	4,980	0.61%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	3,564,121	4,554	0.26%	2,653,506	4,980	0.38%
Other liabilities	93,577			60,447
Total liabilities	3,657,698			2,713,953
Shareholders’ equity	575,995			375,751
Total liabilities and shareholders’ equity	$4,233,693			$3,089,704

Net interest income (3) / margin		73,784	3.83%		62,250	4.38%
Less tax equivalent adjustment (3)		(264)			(292)
Net interest income		$73,520			$61,958

(1)Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $912,000 for the first six months of 2020 (of which $637,000 was from PPP loans), compared to $301,000 for the first six months of 2019.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended June 30,
	2020 vs. 2019
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$10,392	$(4,798)	$5,594
Securities — taxable	(487)	(494)	(981)
Securities — exempt from Federal tax (1)	(73)	(7)	(80)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	449	(1,357)	(908)
Total interest income on interest-earning assets	10,281	(6,656)	3,625

Expense from the interest-bearing liabilities:
Demand, interest-bearing	115	(202)	(87)
Savings and money market	202	(442)	(240)
Time deposits — under $100	(2)	(2)	(4)
Time deposits — $100 and over	4	(53)	(49)
CDARS — interest-bearing demand, money market
and time deposits	—	—	—
Subordinated debt, net of issuance costs	2	(2)	—
Short-term borrowings	—	(1)	(1)
Total interest expense on interest-bearing liabilities	321	(702)	(381)
Net interest income	$9,960	$(5,954)	4,006
Less tax equivalent adjustment			18
Net interest income			$4,024

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended June 30,
	2020 vs. 2019
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$19,871	$(6,302)	$13,569
Securities — taxable	(930)	(612)	(1,542)
Securities — exempt from Federal tax (1)	(116)	(11)	(127)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,414	(2,206)	(792)
Total interest income on interest-earning assets	20,239	(9,131)	11,108

Expense from the interest-bearing liabilities:
Demand, interest-bearing	204	(367)	(163)
Savings and money market	369	(602)	(233)
Time deposits — under $100	(3)	(1)	(4)
Time deposits — $100 and over	16	(47)	(31)
CDARS — interest-bearing demand, money market
and time deposits	—	—	—
Subordinated debt, net of issuance costs	6	—	6
Short-term borrowings	—	(1)	(1)
Total interest expense on interest-bearing liabilities	592	(1,018)	(426)
Net interest income	$19,647	$(8,113)	11,534
Less tax equivalent adjustment			28
Net interest income			$11,562

(2)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

The Company’s net interest margin (“FTE”), expressed as a percentage of average earning assets, contracted 92 basis points to 3.46% for the second quarter of 2020, from 4.38% for the second quarter of 2019, primarily due to a decline in the average yield of loans, investment securities, and overnight funds, partially offset by an increase in the average balance of loans, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio.

For the first six months of 2020, the net interest margin contracted 55 basis points to 3.83%, compared to 4.38% for the first six months of 2019, primarily due to the impact of decreases in the yields on loans, investment securities, and overnight funds, partially offset by an increase in the average balance of loans, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest	Average	Average	Interest	Average
(in $000’s, unaudited)	Balance	Income	Yield	Balance	Income	Yield
Loans, core bank and asset-based lending	$2,369,004	$27,694	4.70%	$1,727,988	$23,342	5.42%
PPP loans	231,251	582	1.01%	—	—	—%
PPP fees, net	—	637	1.11%	—	—	—%
Bay View Funding factored receivables	44,574	2,562	23.12%	45,708	2,967	26.04%
Residential mortgages	31,219	197	2.54%	36,136	234	2.60%
Purchased CRE loans	25,542	210	3.31%	31,484	290	3.69%
Loan fair value mark / accretion	(14,497)	963	0.16%	(5,842)	418	0.10%
Total loans	$2,687,093	$32,845	4.92%	$1,835,474	$27,251	5.96%

The average yield on the loan portfolio decreased to 4.92% for the second quarter of 2020, compared to 5.96% for the second quarter of 2019, primarily due to decreases in the prime rate on loans, new average balances of lower yielding PPP loans, partially offset by an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Average	Interest	Average	Average	Interest	Average
(in $000’s, unaudited)	Balance	Income	Yield	Balance	Income	Yield
Loans, core bank and asset-based lending	$2,395,469	$57,798	4.85%	$1,726,364	$46,195	5.40%
PPP loans	115,669	582	1.01%	—	—	—%
PPP fees, net	—	637	1.11%	—	—	—%
Bay View Funding factored receivables	46,022	5,439	23.77%	47,097	5,921	25.35%
Residential mortgages	32,147	427	2.67%	36,451	485	2.68%
Purchased CRE loans	26,441	459	3.49%	32,409	584	3.63%
Loan fair value mark / accretion	(15,339)	2,285	0.19%	(6,044)	873	0.10%
Total loans	$2,600,409	$67,627	5.23%	$1,836,277	$54,058	5.94%

The yield on the loan portfolio decreased to 5.23% for the first six months of 2019, compared to 5.94% for the first six months of 2019, primarily due to decreases in the prime rate on loans and new average balances of lower yielding PPP loans, partially offset by an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

The average cost of total deposits was 0.17% for the second quarter of 2020, compared to 0.31% for the second quarter of 2019. The cost of total deposits was 0.19% for the six months of 2020, compared to 0.30% for the first six months of 2019.

Net interest income, before provision for credit losses on loans, increased 13% to $34.9 million for the second quarter of 2020, compared to $30.9 million for the second quarter of 2019, primarily due to an increase in the average balance of loans due to the Presidio Bank merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio during the fourth quarter of 2019, partially offset by decreases in the prime interest rate and decreases in the yield on investment securities and overnight funds. Net interest income increased 19% to $73.5 million for the first six months of 2020, compared to $62.0 million for the first six months of 2019, primarily due to an increase in the average balance of loans due to the Presidio merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio, partially offset by decreases in the prime rate, and decreases in the yield on investment securities and overnight funds.

Provision for Credit Losses on Loans

Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses on loans through charges to earnings, which are presented in the statements of income as the provision for credit losses on loans. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses on loans is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for credit losses on loans and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for credit losses on loans and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. The provision for credit losses on loans and level of allowance for each period are also dependent on forecast data for the state of California including Gross Domestic Product (“GDP”) and unemployment projections provided by the California Economic Forecast (“CEF”, www.CaliforniaForecast.com).

There was a $1.1 million provision for credit losses on loans for the second quarter of 2020, compared to a credit to the provision for loan losses of ($740,000) for the second quarter of 2019. For the six months ended June 30, 2020, there was a $14.4 million provision for credit losses on loans. There was a ($1.8) million credit to the provision for loan losses for the six months ended June 30, 2019. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Performance” and “Allowance for Credit Losses on Loans.”

The allowance for credit losses on loans totaled $45.4 million, or 1.69% of total loans at June 30, 2020. The allowance for loan losses was $26.6 million, or 1.42% of total loans at June 30, 2019, and $23.3 million, or 0.92% of total loans at December 31, 2019. The allowance for credit losses on loans to total nonperforming loans was 498.02% at June 30, 2020. The allowance for loan losses to total nonperforming loans was 156.49% at June 30, 2019, and 236.93% at December 31, 2019. Net charge-offs totaled $373,000 for the second quarter of 2020, compared to net recoveries of $53,000 for the second quarter of 2019, and net charge-offs of $5.8 million for the fourth quarter of 2019. Net charge-offs of $5.8 million for the fourth quarter of 2019, primarily consisted of three lending relationships totaling $5.5 million, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018. The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	June 30,		2020 versus 2019
	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$650	$1,177	$(527)	(45)%
Increase in cash surrender value of life insurance	458	333	125	38%
Servicing income	205	150	55	37%
Gain on sales of securities	170	548	(378)	(69)%
Gain on sales of SBA loans	—	36	(36)	(100)%
Other	595	521	74	14%
Total	$2,078	$2,765	$(687)	(25)%

			Increase
	Six Months Ended		(decrease)
	June 30,		2020 versus 2019
	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,619	$2,338	$(719)	(31)%
Increase in cash surrender value of life insurance	916	663	253	38%
Servicing income	388	341	47	14%
Gain on sales of securities	270	548	(278)	(51)%
Gain on the disposition of foreclosed assets	791	—	791	N/A
Gain on sales of SBA loans	67	175	(108)	(62)%
Other	1,220	1,168	52	4%
Total	$5,271	$5,233	$38	1%

Total noninterest income decreased to $2.1 million for the second quarter of 2020, compared to $2.8 million for the second quarter of 2019, primarily due to lower service charges and fees on deposit accounts, and lower gains on sales of securities. For the six months ended June 30, 2020, noninterest income increased to $5.3 million, compared to $5.2 million for the six months ended June 30, 2019, primarily as a result of a gain on disposition of foreclosed assets, partially offset by lower service charges and fees on deposit accounts during the six months ended June 30, 2020.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the second quarter ended June 30, 2020, no SBA loan were sold, compared to a $36,000 gain on sales of SBA loans for the second quarter ended June 30, 2019. For the six months ended June 30, 2020, SBA loan sales resulted in a $67,000 gain, compared to a $175,000 gain on sale of SBA loans for the six months ended June 30, 2019.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2020 versus 2019
	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$12,300	$10,698	$1,602	15%
Occupancy and equipment	1,766	1,578	188	12%
Professional fees	1,155	753	402	53%
Data processing	779	732	47	6%
Software subscriptions	746	556	190	34%
Amortization of intangible assets	964	554	410	74%
Insurance expense	516	439	77	18%
Other, excluding merger-related costs	2,727	2,595	132	5%
Total noninterest expense, excluding merger-related costs	20,953	17,905	3,048	17%
Other merger-related costs (1)	59	540	(481)	(89)%
Total noninterest expense, inluding merger-related costs	$21,012	$18,445	$2,567	14%
(1)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

			Increase
	Six Months Ended		(Decrease)
	June 30,		2020 versus 2019
	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$26,147	$21,468	$4,679	22%
Occupancy and equipment	3,538	3,084	454	15%
Professional fees	2,590	1,571	1,019	65%
Data processing	1,755	1,411	344	24%
Software subscriptions	1,635	1,145	490	43%
Amortization of intangible assets	1,822	1,107	715	65%
Insurance expense	1,034	875	159	18%
Other, excluding merger-related costs	5,782	5,162	620	12%
Total noninterest expense, excluding merger-related costs	44,303	35,823	8,480	24%
Salaries and employee benefits merger-related costs (1)	356	—	356	N/A
Other merger-related costs (2)	2,127	540	1,587	294%
Total noninterest expense, inluding merger-related costs	$46,786	$36,363	$10,423	29%
(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended June 30,
		Percent of		Percent of
	2020	Total	2019	Total

	(Dollars in thousands)
Salaries and employee benefits	$12,300	59%	$10,698	58%
Occupancy and equipment	1,766	8%	1,578	9%
Professional fees	1,155	5%	753	4%
Data processing	779	4%	732	4%
Software subscriptions	746	4%	556	3%
Amortization of intangible assets	964	5%	554	3%
Insurance expense	516	2%	439	2%
Other, excluding merger-related costs	2,727	13%	2,595	14%
Total noninterest expense, excluding merger-related costs	20,953	100%	17,905	97%
Other merger-related costs (2)	59	0%	540	3%
Total noninterest expense, inluding merger-related costs	$21,012	100%	$18,445	100%

	Six Months Ended June 30,
		Percent		Percent
	2020	of Total	2019	of Total

	(Dollars in thousands)
Salaries and employee benefits	$26,147	56%	$21,468	59%
Occupancy and equipment	3,538	8%	3,084	9%
Professional fees	2,590	6%	1,571	4%
Data processing	1,755	4%	1,411	4%
Software subscriptions	1,635	3%	1,145	3%
Amortization of intangible assets	1,822	4%	1,107	3%
Insurance expense	1,034	2%	875	2%
Other, excluding merger-related costs	5,782	12%	5,162	14%
Total noninterest expense, excluding merger-related costs	44,303	95%	35,823	98%
Salaries and employee benefits merger-related costs (1)	356	1%	—	—
Other merger-related costs (2)	2,127	4%	540	2%
Total noninterest expense, inluding merger-related costs	$46,786	100%	$36,363	100%
(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

Total noninterest expense for the second quarter of 2020 increased to $21.0 million, compared to $18.4 million for the second quarter of 2019, primarily due to additional employees and operating costs added as a result of the Presidio merger, higher salaries and employee benefits as a result of annual salary increases. Noninterest expense for the six months ended June 30, 2020 increased to $46.8 million, compared to $36.4 million for the six months ended June 30, 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs added as a result of the Presidio merger. Full time equivalent employees were 340, 309, and 357 at June 30, 2020, June 30, 2019, and December 31, 2019, respectively

Income Tax Expense

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Effective income tax rate	28.7%	28.9%	29.2%	28.0%

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

The Company’s Federal and state income tax expense for the second quarter of 2020 was $4.3 million, compared to $4.6 million for the second quarter of 2019. The Company’s Federal and state income tax expense for the six months ended June 30, 2020 was $5.1 million, compared to $9.1 million for the six months ended June 30, 2019.

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

The Company had net deferred tax assets of $27.2 million at June 30, 2020, $22.8 million at June 30, 2019, and $24.3 million at December 31, 2019. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2020, June 30, 2019, and December 31, 2019 will be fully realized in future years.

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

	Three Months Ended June 30, 2020
	Banking(1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$34,570	$2,562	$37,132
Intersegment interest allocations	218	(218)	—
Total interest expense	2,192	—	2,192
Net interest income	32,596	2,344	34,940
Provision for credit losses on loans	1,107	7	1,114
Net interest income after provision	31,489	2,337	33,826
Noninterest income	1,883	195	2,078
Noninterest expense	19,336	1,676	21,012
Intersegment expense allocations	106	(106)	—
Income before income taxes	14,142	750	14,892
Income tax expense	4,052	222	4,274
Net income	$10,090	$528	$10,618

Total assets	$4,546,199	$68,202	$4,614,401
Loans, net of deferred fees	$2,644,480	$41,909	$2,686,389
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended June 30, 2019
	Banking(1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$30,521	$2,968	$33,489
Intersegment interest allocations	292	(292)	—
Total interest expense	2,573	—	2,573
Net interest income	28,240	2,676	30,916
Provision (credit) for loan losses	(744)	4	(740)
Net interest income after provision	28,984	2,672	31,656
Noninterest income	2,641	124	2,765
Noninterest expense	16,784	1,661	18,445
Intersegment expense allocations	132	(132)	—
Income before income taxes	14,973	1,003	15,976
Income tax expense	4,327	296	4,623
Net income	$10,646	$707	$11,353

Total assets	$3,045,378	$62,653	$3,108,031
Loans, net of deferred fees	$1,827,936	$49,831	$1,877,767
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations

	Six Months Ended June 30, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$72,635	$5,439	$78,074
Intersegment interest allocations	502	(502)	—
Total interest expense	4,554	—	4,554
Net interest income	68,583	4,937	73,520
Provision for credit losses on loans	13,981	403	14,384
Net interest income after provision	54,602	4,534	59,136
Noninterest income	4,906	365	5,271
Noninterest expense	43,519	3,267	46,786
Intersegment expense allocations	235	(235)	—
Income before income taxes	16,224	1,397	17,621
Income tax expense	4,729	413	5,142
Net income	$11,495	$984	$12,479

Total assets	$4,546,199	$68,202	$4,614,401
Loans, net of deferred fees	$2,644,480	$41,909	$2,686,389
Goodwill	$154,587	$13,044	$167,631

	Six Months Ended June 30, 2019
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$61,017	$5,921	$66,938
Intersegment interest allocations	606	(606)	—
Total interest expense	4,980	—	4,980
Net interest income	56,643	5,315	61,958
Provision for loan losses	(1,636)	(165)	(1,801)
Net interest income after provision	58,279	5,480	63,759
Noninterest income	4,873	360	5,233
Noninterest expense (2)	32,985	3,378	36,363
Intersegment expense allocations	253	(253)	—
Income before income taxes	30,420	2,209	32,629
Income tax expense	8,477	653	9,130
Net income	$21,943	$1,556	$23,499

Total assets	$3,045,378	$62,653	$3,108,031
Loans, net of deferred fees	$1,827,936	$49,831	$1,877,767
Goodwill	$70,709	$13,044	$83,753

(1)	Includes the holding company’s results of operations

Banking. Our banking segment’s net income was $10.1 million for the three months ended June 30, 2020, compared to $10.6 million for the three months ended June 30, 2019. Our banking segment’s net income was $11.5 million for the six months ended June 30, 2020, compared to $21.9 million for the six months ended June 30, 2019. Earnings for the six months of 2020 were impacted by the effect of our first quarter $12.9 million pre-tax CECL related provision for credit losses on loans, driven by forecasted effects on economic activity from the Coronavirus pandemic, and $2.5 million of pre-tax merger-related costs. Net interest income increased to $32.6 million for the three months ended June 30, 2020, compared to $28.2 million for the three months ended June 30, 2019. Net interest income increased to $68.6 million for the six months ended June 30, 2020, compared to $56.6 million for the six months ended June 30, 2019. The increase in net interest income for the three and six months ended June 30, 2020, compared to the comparable periods in 2019, was primarily due to the impact of the increase in loans and deposits from the Presidio acquisition and additional interest and income from PPP loans. There was a $1.1 million provision for credit losses on loans for the three months ended June 30, 2020. There was a $14.0 million provision for credit losses on loans for the six months ended June 30, 2020. Noninterest income was $1.9 million for the three months ended June 30, 2020, compared to $2.6 million for the three months ended June 30, 2019. Noninterest income was $4.9 million for the six months ended June 30, 2020, and

June 30, 2019. The increase in noninterest income for the three and six months ended June 30, 2020, compared to the comparable periods in 2019, was primarily due to a $791,000 gain on disposition of a foreclosed asset, partially offset by lower gains on sales of SBA loans. Noninterest expense increased to $19.3 million for the three months ended June 30, 2020, compared to $16.8 million for the three months ended June 30, 2019. Noninterest expense increased to $43.5 million for the six months ended June 30, 2020, compared to $33.0 million for the six months ended June 30, 2019. The increase in noninterest expense for the three and six months ended June 30, 2020, compared to the comparable periods in 2019, was primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees added, operating costs of the Presidio merger and merger-related costs during the first quarter of 2020.

Factoring. Bay View Funding’s primary business operation is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. In a factoring transaction Bay View Funding directly purchases the receivables generated by its clients at a discount to their face value. The transactions are structured to provide the clients with immediate working capital when there is a mismatch between payments to the client for a good and service and the payment of operating costs incurred to provide such good or service. The average life of the factored receivables was 38 days for the six months ended June 30, 2020, compared to 37 days for the six months ended June 30, 2019. Net interest income for the three months ended June 30, 2020, decreased to $2.3 million, compared to $2.7 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, net interest income decreased to $4.9 million compared to $5.3 milion for the six months ended June 30, 2019. The decrease in net interest income for the three and six months ended June 30, 2020, compared to the comparable periods in 2019, was primarily due to a decrease in the average balance factored recveables.

FINANCIAL CONDITION

At June 30, 2020, total assets increased 48% to $4.6 billion, compared to $3.1 billion at June 30, 2019, and increased 12% from $4.1 billion at December 31, 2019.

Securities available-for-sale, at fair value, were $323.6 million at June 30, 2020, a decrease of (16%) from $383.2 million at June 30, 2019, and a decrease of (20%) from $404.8 million at December 31, 2019. Securities held-to-maturity, at amortized cost, were $322.7 million at June 30, 2020, a decrease of (8%) from $351.4 million at June 30, 2019, and a decrease of (12%) from $366.6 million at December 31, 2019.

Loans, excluding loans held-for-sale, increased $808.6 million or 43%, to $2.7 billion at June 30, 2020, compared to $1.9 billion at June 30, 2019, and increased $152.5 million or 6%, compared to $2.5 billion December 31, 2019. Total loans at June 30, 2020 included $324.6 million of PPP loans.

Total deposits increased $1.3 billion, or 49%, to $3.9 billion at June 30, 2020, compared to $2.6 billion at June 30, 2019, which included $787.7 million in deposits from Presidio, at fair value, and an increase of $490.0 million in the Company’s legacy deposits. Total deposits increased $485.5 million or 14% from $3.41 billion at December 31, 2019. Deposits, excluding all time deposits and CDARS deposits, increased $1.3 billion, or 52%, to $3.7 billion at June 30, 2020, compared to $2.5 billion at June 30, 2019, which included $772.4 million in deposits from Presidio, at fair value, and an increase of $503.2 million in the Company’s legacy deposits. Deposits, excluding all time deposits and CDARS deposits increased $508.9 million or 16%, compared to $3.23 billion at December 31, 2019.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2020	2019	2019

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$232,335	$242,647	$284,361
U.S. Treasury	91,230	140,509	120,464
Total	$323,565	$383,156	$404,825
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$249,070	$267,514	$285,344
Municipals — exempt from Federal tax	73,662	83,885	81,216
Total	$322,732	$351,399	$366,560

The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2020:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	N/A	$227,416	2.10%	$4,919	2.43%	$—	N/A	$232,335	2.11%
U.S. Treasury	75,861	2.81%	15,369	2.96%	—	N/A	—	N/A	91,230	2.84%
Total	$75,861	2.81%	$242,785	2.16%	$4,919	2.43%	$—	N/A	$323,565	2.31%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	N/A %	$227,746	1.99%	$5,722	2.49%	$15,602	3.02%	$249,070	2.06%
Municipals — exempt from Federal tax (1)	21,091	3.08%	52,226	3.27%	345	3.83%	—	N/A %	73,662	3.22%
Total	$21,091	3.08%	$279,972	2.23%	$6,067	2.56%	$15,602	3.02%	$322,732	2.33%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

The securities portfolio is the second largest component of the Company’s interest-earning assets, and the structure and composition of this portfolio is important to an analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

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

The investment securities available-for-sale, at fair value, totaled $323.6 million at June 30, 2020, compared to $383.1 million at June 30, 2019, and $404.8 million at December 31, 2019. At June 30, 2020, the Company’s securities available-for-sale portfolio was comprised of $232.4 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), and $91.2 million of U.S. Treasury securities. The pre-tax unrealized gain on securities available-for-sale at June 30, 2020 was $8.7 million, compared to $915,000 at June 30, 2019, and $2.3 million at December 31, 2019. All other factors remaining the same, when market interest rates are rising, the Company will experience a lower unrealized gain (or a higher unrealized loss) on the securities portfolio. Investment securities available-for-sale from Presidio totaled $45.1 million, at fair value, at the Presidio merger date.

During the second quarter of 2020, the Company sold $30.1 million of US Treasury securities available-for-sale for a net gain of $159,000.

At June 30, 2020, investment securities held-to-maturity, at amortized cost, totaled $322.7 million, a decrease of (8%) from $351.4 million at June 30, 2019, and a decrease of (12%) from $366.6 million at December 31, 2019. At June 30, 2020, the Company’s securities held-to-maturity portfolio was comprised of $249.1 million of agency mortgage-backed securities, and $73.6 million of tax-exempt municipal bonds.

During the second quarter of 2020, $7.0 million of municipal bonds held-to-maturity were called, with a gain on sales of securities of $11,000.

As of the implementation date of CECL on January 1, 2020, there was a $58,000 allowance for losses recorded on the Company’s held-to-maturity municipal investment securities portfolio. For the six months ended June 30, 2020, there was a reduction of $3,000 to the allowance for losses on the Company’s held-to-maturity municipal investment securities portfolio, for an allowance of $55,000 at June 30, 2020.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 58% of total assets at June 30, 2020, represented 60% at June 30, 2019, and represented 62% at December 31, 2019. The ratio of loans to deposits was 68.88% at June 30, 2020, compared to 71.60% at June 30, 2019, and 74.20% at December 31, 2019.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2020		June 30, 2019		December 31, 2019
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$553,843	21%	$545,092	29%	$603,345	24%
SBA PPP loans	324,550	12%	—	N/A	—	N/A
Real estate:
CRE - owner occupied	553,463	21%	421,970	23%	548,907	22%
CRE - non-owner occupied	725,776	27%	517,604	28%	767,821	30%
Land and construction	138,284	5%	97,753	5%	147,189	6%
Home equity	112,679	4%	95,886	5%	151,775	6%
Multifamily	169,637	6%	82,293	4%	180,623	7%
Residential mortgages	95,033	3%	97,530	5%	100,759	4%
Consumer and other	22,759	1%	19,863	1%	33,744	1%
Total Loans	2,696,024	100%	1,877,991	100%	2,534,163	100%
Deferred loan fees, net	(9,635)	—	(224)	—	(319)	—
Loans, net of deferred fees	2,686,389	100%	1,877,767	100%	2,533,844	100%
Allowance for credit losses on loans	(45,444)		(26,631)		(23,285)
Loans, net	$2,640,945		$1,851,136		$2,510,559

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 66% of its gross loans were secured by real property at June 30, 2020, compared to 70% at June 30, 2019, and 75% at December 31, 2019. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the six months ended June 30, 2020 and 2019, loans were sold resulting in a gain on sales of SBA loans of $67,000 and $175,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 38 days for the first six months of 2020, compared to 37 days for the first six months of 2019. The balance of the purchased receivables was $41.9 million at June 30, 2020, compared to $49.8 million at June 30, 2019 and $46.0 million at December 31, 2019.

The commercial loan portfolio increased $8.7 million, or 2%, to $553.8 million at June 30, 2020 from $545.1 million at June 30, 2019 and decreased ($49.5) million, or (8%), from $603.3 million at December 31, 2019. C&I line usage was 27% at June 30, 2020, compared to 40% at June 30, 2019 and 35% at December 31, 2019. In addition, the Company had $324.6 million in PPP loans at June 30, 2020.

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

The CRE owner-occupied loan portfolio increased $131.5 million or 31% to $553.5 million at June 30, 2020, from $422.0 million at June 30, 2019, and increased $4.6 million, or 1% from $548.9 million at December 31, 2019. CRE non-owner occupied loans increased $208.2 million or 40% to $725.8 million, compared to $517.6 million at June 30, 2019, and decreased ($42.0) million, or (5%) from $767.8 million at December 31, 2019. At June 30, 2020, there was 43% of the CRE loan portfolio secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $40.5 million, or 41%, to $138.3 million at June 30, 2020, compared to $97.8 million at June 30, 2019, and decreased $(8.9) million, or (6%), from $147.2 million at December 31, 2019.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $16.8 million, or 18%, to $112.7 million at June 30, 2020, compared to $95.9 million at June 30, 2019, and decreased ($39.1) million, or (26%), from $151.8 million at December 31, 2019.

Residential mortgage loans decreased ($2.5) million, or (3%), to $95.0 million at June 30, 2020, compared to $97.5 million at June 30, 2019, and decreased ($5.7) million, or (6%) from $100.7 million at December 31, 2019.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $95.6 million and $159.4 million at June 30, 2020, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of June 30, 2020. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2020, approximately 44% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$480,746	$379,250	$18,397	$878,393
Real estate:
CRE - owner occupied	138,915	288,351	126,197	553,463
CRE - non-owner occupied	203,612	240,284	281,880	725,776
Land and construction	131,995	2,797	3,492	138,284
Home equity	112,047	419	213	112,679
Multifamily	1,550	47,973	120,114	169,637
Residential mortgages	1,631	20,555	72,847	95,033
Consumer and other	19,702	1,349	1,708	22,759
Loans	$1,090,198	$980,978	$624,848	$2,696,024

Loans with variable interest rates	$979,436	$148,695	$62,290	$1,190,421
Loans with fixed interest rates	110,762	832,283	562,557	1,505,602
Loans	$1,090,198	$980,978	$624,848	$2,696,024

Loan Servicing

As of June 30, 2020 and 2019, $81.3 million and $94.0 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Beginning of period balance	$539	$807	$583	$871
Additions	—	9	17	40
Amortization	(60)	(139)	(121)	(234)
End of period balance	$479	$677	$479	$677

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2020 and 2019, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Beginning of period balance	$458	$571	$503	$568
Unrealized holding (loss) gain	24	1	(21)	4
End of period balance	$482	$572	$482	$572

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $11.5 million and $15.3 million at June 30, 2020 and December 31, 2019, respectively, of which $2.8 million and $7.4 million were on nonaccrual, respectively. At June 30, 2020, there were also $5.6 million loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2019, there were also $1.3 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2020	2019	2019

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$8,457	$15,695	$8,675
Restructured and loans 90 days past due and
still accruing	668	1,323	1,153
Total nonperforming loans	9,125	17,018	9,828
Foreclosed assets	—	—	—
Total nonperforming assets	$9,125	$17,018	$9,828

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.34%	0.91%	0.39%
Nonperforming assets as a percentage of total assets	0.20%	0.55%	0.24%

Nonperforming assets were $9.1 million, or 0.20% of total assets, at June 30, 2020, compared to $17.0 million, or 0.55% of total assets, at June 30, 2019, and $9.8 million, or 0.24% of total assets, at December 31, 2019.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at June 30, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$747	$1,669	$668	$3,084
Real estate:	—	—	—	—
CRE - Owner Occupied	3,679	—	—	3,679
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	—	—	—	—
Home equity	898	—	—	898
Multifamily	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	1,464	—	1,464
Total	$5,324	$3,133	$668	$9,125

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

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at June 30, 2020:

Collateral Type
Real
	Estate	Business
	Property	Assets	Unsecured	Total

(Dollars in thousands)
Commercial	$60	$1,478	$131	$1,669
Real estate:
CRE - Owner Occupied	-	-	-	-
CRE - Non-Owner Occupied	-	-	-	-
Land and construction	-	-	-	-
Home equity	-	-	-	-
Multifamily	-	-	-	-
Residential mortgages	-	-	-	-
Consumer and other	1,464	-	-	1,464
Total	$1,524	$1,478	$131	$3,133

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

The following table presents term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the table below as there are no loans with those grades at June 30, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any deferred loan fees, or any purchase discounts, and plus any deferred loan costs or any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2015 and	Cost
	2020	2019	2018	2017	2016	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass and Watch	$404,010	$47,578	$36,471	$19,571	$10,601	$15,674	$292,448	$826,353
Special Mention	30,835	-	-	-	320	-	2,607	33,762
Substandard	926	-	72	604	2,596	624	11,040	15,862
Substandard-Nonaccrual	1,449	59	340	-	178	61	329	2,416
Total	437,220	47,637	36,883	20,175	13,695	16,359	306,424	878,393

CRE - Owner Occupied:
Pass and Watch	78,779	79,282	78,384	60,021	52,486	140,208	16,443	505,603
Special Mention	37,899	-	232	-	-	2,619	-	40,750
Substandard	-	-	-	2,250	715	466	-	3,431
Substandard-Nonaccrual	3,102	548	-	-	-	29	-	3,679
Total	119,780	79,830	78,616	62,271	53,201	143,322	16,443	553,463

CRE - Non-Owner Occupied:
Pass and Watch	101,876	137,054	78,019	110,390	60,316	175,221	3,885	666,761
Special Mention	46,314	-	1,802	-	4,299	5,568	-	57,983
Substandard	1,032	-	-	-	-	-	-	1,032
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	149,222	137,054	79,821	110,390	64,615	180,789	3,885	725,776

Land and contruction:
Pass and Watch	60,938	47,934	14,255	1,560	-	1,383	2,225	128,295
Special Mention	8,406	-	-	-	-	-	-	8,406
Substandard	1,583	-	-	-	-	-	-	1,583
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	70,927	47,934	14,255	1,560	-	1,383	2,225	138,284

Home equity:
Pass and Watch	276	-	89	-	-	-	108,875	109,240
Special Mention	-	-	-	-	-	-	1,718	1,718
Substandard	-	-	-	-	-	143	680	823
Substandard-Nonaccrual	-	-	-	-	-	123	775	898
Total	276	-	89	-	-	266	112,048	112,679

Multifamily:
Pass and Watch	17,007	40,571	18,628	27,700	16,401	37,322	845	158,474
Special Mention	5,967	-	-	-	-	5,196	-	11,163
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	22,974	40,571	18,628	27,700	16,401	42,518	845	169,637

Residential mortgage:
Pass	8,607	10,237	4,970	11,011	34,304	15,889	-	85,018
Special Mention	6,848	-	-	1,285	557	1,061	-	9,751
Substandard	-	-	-	-	-	264	-	264
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	15,455	10,237	4,970	12,296	34,861	17,214	-	95,033

Consumer:
Pass and Watch	16	3,018	1,567	23	135	1,028	15,427	21,214
Special Mention	81	-	-	-	-	-	-	81
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	1,464	-	-	-	-	1,464
Total	97	3,018	3,031	23	135	1,028	15,427	22,759

Total loans	$815,951	$366,281	$236,293	$234,415	$182,908	$402,879	$457,297	$2,696,024

Classified loans increased to $31.5 million, or 0.68% of total assets, at June 30, 2020, compared to $31.2 million, or 1.00% of total assets, at June 30, 2019 and decreased from $32.6 million, or 0.79% of total assets at December 31, 2019. Deferrals included in classified assets total $5.6 million at June 30, 2020. The increase in classified assets for the second quarter of 2020, compared to the second quarter of 2019 was primarily due to two CRE secured and one commercial lending relationships that were moved to classified assets during the first quarter of 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

Allowance for Credit Losses on Loans

Beginning January 1, 2020, we calculated allowance for credit losses on loans using current expected credit losses methodology. As of January 1, 2020, the Company increased the allowance for credit losses on loans by $8.6 million since the Topic 326 covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions.

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

The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

●	Commercial loans consist primarily of commercial and industrial loans (business lines of credit), and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which may impact a borrower’s ability to continue to make scheduled payments. The factored receivables at Bay View Funding are included in the Company’s commercial loan portfolio; however, they are evaluated for risk primarily based on the agings of the receivables. Faster turning receivables imply less risk and therefore warrant a lower associated allowance. Should the overall aging for the portfolio increase, this structure will by formula increase the allowance to reflect the increasing risk. Should the portfolio turn more quickly, it would reduce the associated allowance to reflect the reducing risk. PPP loans are included in commercial loans and are fully guaranteed by the SBA.

●	Real estate loans consist primarily of loans secured by commercial and residential real estate. Also included in this segment are land and construction loans and home equity lines of credit secured by real estate. As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lay primarily within these loan types. Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties. These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company’s recorded investment in the loan.

●	Consumer loans consist primarily of a large number of small loans and lines of credit. The majority of installment loans are made for consumer and business purchases. Weakened economic conditions may result

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

On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the California Department of Business Oversight—Division of Financial Institutions also review the allowance for credit losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for credit losses on loans is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken further. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Changes in the allowance for credit losses on loans were as follows for the three months ended June 30, 2020:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$12,801	$7,737	$15,645	$2,603	$1,746	$1,622	$708	$1,841	$44,703
Charge-offs	(465)	-	-	-	-	-	-	-	(465)
Recoveries	46	1	-	13	31	-	-	1	92
Net (charge-offs) recoveries	(419)	1	-	13	31	-	-	1	(373)
Provision for credit losses on loans	797	809	(196)	(64)	74	206	117	(629)	1,114
End of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444

Changes in the allowance for loan losses were as follows for the three months ended June 30, 2019:

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$15,557	$11,671	$90	$27,318
Charge-offs	(76)	-	-	(76)
Recoveries	87	42	-	129
Net recoveries	11	42	-	53
Credit for loan losses	(334)	(406)	-	(740)
End of period balance	$15,234	$11,307	$90	$26,631

Changes in the allowance for credit losses on loans were as follows for the six months ended June 30, 2020:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,135)	-	-	-	-	-	-	(3)	(1,138)
Recoveries	255	1	-	32	54	-	-	1	343
Net (charge-offs) recoveries	(880)	1	-	32	54	-	-	(2)	(795)
Provision for credit losses on loans	7,269	1,552	3,777	1,062	476	575	147	(474)	14,384
End of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2019:

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(302)	0	0	(302)
Recoveries	802	84	0	886
Net recoveries	500	84	0	584
Provision (credit) for loan losses	(2,327)	552	(26)	(1,801)
End of period balance	$15,234	$11,307	$90	$26,631

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

Allocation of Allowance for Credit Losses on Loans

	June 30,
	2020		2019		December 31, 2019
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$13,179	33%	$15,234	29%	$10,453	24%
Real estate:
CRE - owner occupied	8,547	21%	4,095	23%	3,825	22%
CRE - non-owner occupied	15,449	27%	3,504	28%	3,760	30%
Land and construction	2,552	5%	1,725	5%	2,621	6%
Home equity	1,851	4%	1,697	5%	2,244	6%
Multifamily	1,828	6%	43	4%	57	7%
Residential mortgages	825	3%	243	5%	243	4%
Consumer and other	1,213	1%	90	1%	82	1%
Total	$45,444	100%	$26,631	100%	$23,285	100%

The allowance for credit losses on loans totaled $45.4 million, or 1.69% of total loans at June 30, 2020. The allowance for loan losses was $26.6 million, or 1.42% of total loans at June 30, 2019, and $23.3 million, or 0.92% of total loans at December 31, 2019. The allowance for credit losses on loans was 498.02% of nonperforming loans at June 30, 2020. The allowance for loan losses was 156.49% of nonperforming loans at June 30, 2019, and 236.93% of nonperforming loans at December 31, 2019. The Company had net charge-offs of $373,000, or 0.06% of average loans, for the second quarter of 2020, compared to net recoveries of $53,000, or (0.01%) of average loans, for the second quarter of 2019, and net charge-offs $5.4 million, or 0.95% of average loans, for the fourth quarter of 2019. Net charge-offs of $5.8 million for the fourth quarter of 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018. The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

The following table shows the results of adopting CECL for the first six months of 2020:

DRIVERS OF CHANGE IN ACLL UNDER CECL
(in $000’s, unaudited)
ALLL at December 31, 2019	$23,285
Day 1 adjustment impact of adopting Topic 326	8,570
ACLL at January 1, 2020	31,855
Net (charge-offs) during the first quarter of 2020	(422)
Portfolio changes during the first quarter of 2020	1,216
Economic factors during the first quarter of 2020	12,054
ACLL at March 31, 2020	44,703
Net (charge-offs) during the second quarter of 2020	(373)
Portfolio changes during the second quarter of 2020	(4,282)
Qualitative and quantitative changes during the second
quarter of 2020 including changes in economic forecasts	5,396
ACLL at June 30, 2020	$45,444

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $37.1 million on its consolidated statement of financial condition at June 30, 2020, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. Total goodwill was $167.6 million at June 30, 2020, which consisted of $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, $24.3 million related to the United American acquisition, and $83.9 million from the Presidio merger. Total goodwill was $167.4 million at December 31, 2019, which consisted of, $13.0 million related to the Bay View Funding acquisition, $32.6 million related to the Focus acquisition, $13.8 million related to the Tri-Valley acquisition, $24.3 million related to the United American acquisition, and $83.7 million from the Presidio merger.

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

We performed our required annual goodwill impairment test as of November 30, 2019 and there was no impairment. During the first and second quarters of 2020 bank stocks in general as well as our market capitalization have declined as a result of events surrounding the current COVID-19 pandemic outbreak. As a result, we completed a qualitative goodwill impairment test as of June 30, 2020. This qualitative analysis included a review of our earnings, asset quality trends , capital levels and the economic conditions of our markets. Based on this qualitative analysis we do not believe this decline is indicative of a permanent deterioration of the fundamental value of our Company. As such we do not believe that it is more likely than not a goodwill impairment exists at June 30, 2020. See note 13, Contingencies, for additional information on COVID-19 and its potential impact to us.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2020		June 30, 2019		December 31, 2019
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,714,058	44%	$994,082	38%	$1,450,873	42%
Demand, interest-bearing	934,780	24%	682,114	26%	798,375	23%
Savings and money market	1,091,740	28%	788,832	30%	982,430	29%
Time deposits — under $250	49,493	1%	53,351	2%	54,361	2%
Time deposits — $250 and over	93,822	2%	88,519	3%	99,882	3%
CDARS — interest-bearing demand,
money market and time deposits	16,333	1%	15,575	1%	28,847	1%
Total deposits	$3,900,226	100%	$2,622,473	100%	$3,414,768	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits and June 30, 2020 and at December 31, 2019.

Total deposits increased $1.3 billion, or 49%, to $3.90 billion at June 30, 2020, compared to $2.62 billion at June 30, 2019, which included $787.7 million in deposits from Presidio, at fair value, and an increase of $490.0 million in the Company’s legacy deposits. Total deposits increased $485.5 million or 14% from $3.41 billion at December 31, 2019. Deposits, excluding all time deposits and CDARS deposits, increased $1.3 billion, or 52%, to $3.74 billion at June 30, 2020, compared to $2.47 billion at June 30, 2019, which included $772.4 million in deposits from Presidio, at fair value, and an increase of $503.2 million in the Company’s legacy deposits. Deposits, excluding all time deposits and CDARS deposits, at June 30, 2020 increased $508.9 million, or 16% compared to $3.23 billion at December 31, 2019.

At June 30, 2020, the $16.3 million CDARS deposits comprised $8.7 million of interest-bearing demand deposits, $763,000 of money market accounts and $6.9 million of time deposits. At June 30, 2019, the $15.6 million CDARS deposits comprised $10.2 of million of interest-bearing demand deposits, $3.5 million of money market accounts and $1.9 million of time deposits. At December 31, 2019, the $28.8 million CDARS deposits comprised $12.9 million of interest-bearing demand deposits, $2.1 million of money market accounts and $13.8 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of June 30, 2020:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$40,209	40%
Over three months through six months	22,577	23%
Over six months through twelve months	24,592	24%
Over twelve months	13,390	13%
Total	$100,768	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Return on average assets	0.96%	1.48%	0.59%	1.53%
Return on average tangible assets	1.01%	1.53%	0.62%	1.58%
Return on average equity	7.45%	11.96%	4.36%	12.61%
Return on average tangible equity	11.06%	15.94%	6.45%	16.89%
Average equity to average assets ratio	12.92%	12.40%	13.61%	12.16%

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.15 billion at June 30, 2020, compared to $714.5 million at June 30, 2019, and $1.1 billion at December 31, 2019. Unused commitments represented 43% outstanding gross loans at June 30, 2020, 38% at June 30, 2019, and 44% at December 31, 2019.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	June 30,
	2020			2019			December 31, 2019
	Fixed	Variable		Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$151,120	$976,354	$1,127,474	$146,955	$551,963	$698,918	$147,372	$951,206	$1,098,578
Standby letters of credit	4,374	15,537	19,911	2,245	13,381	15,626	11,445	10,615	22,060
	$155,494	$991,891	$1,147,385	$149,200	$565,344	$714,544	$158,817	$961,821	$1,120,638

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 68.88% at June 30, 2020, compared to 71.60% at June 30, 2019, and 74.20% at December 31, 2019.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had no overnight borrowings from the FHLB at June 30, 2020, June 30, 2019, and December 31, 2019. HBC had $239.6 million of loans pledged to the FHLB as collateral on an available line of credit of $180.0 million at June 30, 2020, none of which was outstanding. HBC also had $4.6 million of securities pledged to the FHLB as collateral on an available line of credit of $4.4 million at June 30, 2020, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $745.4 million of loans pledged to the FRB as collateral on an available line of credit of $395.3 million at June 30, 2020, none of which was outstanding.

At June 30, 2020, HBC had Federal funds purchase arrangements available of $80.0 million. There were no Federal funds purchased outstanding at June 30, 2020, June 30, 2019, and December 31, 2019.

The Company has a $5.0 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2020.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at June 30, 2020, June 30, 2019, and December 31, 2019.

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

It is understood that after December 31, 2021, the administrator in the United Kingdom with authority over the agency that currently publishes LIBOR (commonly known as the Intercontinental Exchange “ICE”), will no longer support that published index as a generally representative rate. Due to this, suggested contract language addressing the replacement of LIBOR has been published by the Alternative Rate Reference Committee (commonly known as “ARRC”) convened by, among others, the Federal Reserve Board. ARRC, since its inception, has supported the Secured Overnight Financing Rate (“SOFR”) as a replacement index. ARRC’s April 2019 version of its suggested contract includes both an “amendment approach” (i.e., inserting a mechanism for the parties to agree to a replacement index after the occurrence of certain events regarding LIBOR); and a “hardwired approach” (i.e., inserting a mechanism to automatically implement a replacement index after the occurrence of certain events regarding LIBOR). As of June 30, 2020, ARRC has released an update recommending lenders start using the “hardwired approach” by the end of the third quarter of 2020 for new financings.

With respect to such new financings, implementation of the ARRC’s proposed language (with variations as appropriate) into the documentation is contemplated. However, the events necessitating the replacement of LIBOR are not scheduled to occur until the end of 2021, and SOFR continues to be assessed from both financial and operational perspectives on an on-going basis, so it is expected that the “amendment approach” remains optimal for such documentation in the short term. With respect to existing financings tied to LIBOR, the existing terms of the documentation thereof will be the primary driver of how all issues related to LIBOR are dealt with, which necessarily means each will be evaluated and responded to on a case-by-case basis as necessary. Efforts are underway to coordinate with the counter-parties under such financings to address the issues, subject to the terms of the existing documentation and any mutually agreeable amendments thereto.

The Company acquired $10.0 million of subordinated debt from the Presidio transaction, which was redeemed on December 19, 2019. As a result of the redemption of the Presidio subordinated debt, the Company paid a pre-payment penalty of $300,000 during the fourth quarter of 2019.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2020	2019	2019

	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$396,142	$293,492	$393,432
Additional Tier 1 capital	—	—	—
Tier 1 Capital	396,142	293,492	393,432
Tier 2 Capital	76,953	66,750	63,726
Total risk-based capital	$473,095	$360,242	$457,158

Risk-weighted assets	$2,983,550	$2,266,336	$3,136,252
Average assets for capital purposes	$4,232,259	$2,971,636	$4,041,927

Capital ratios:
Total risk-based capital	15.9%	15.9%	14.6%
Tier 1 risk-based capital	13.3%	13.0%	12.5%
Common equity Tier 1 risk-based capital	13.3%	13.0%	12.5%
Leverage(1)	9.4%	9.9%	9.7%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2020	2019	2019

	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$413,557	$311,055	$411,585
Additional Tier 1 capital	—	—	—
Tier 1 Capital	413,557	311,055	411,585
Tier 2 Capital	37,282	27,289	24,172
Total risk-based capital	$450,839	$338,344	$435,757

Risk-weighted assets	$2,981,526	$2,264,771	$3,134,848
Average assets for capital purposes	$4,230,356	$2,970,101	$4,040,265

Capital ratios:
Total risk-based capital	15.1%	14.9%	13.9%
Tier 1 risk-based capital	13.9%	13.7%	13.1%
Common equity Tier 1 risk-based capital	13.9%	13.7%	13.1%
Leverage(1)	9.8%	10.5%	10.2%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At June 30, 2020, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2020, June 30, 2019, and December 31, 2019, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2020, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At June 30, 2020, the Company had total shareholders’ equity of $574.8 million, compared to $388.1 million at June 30, 2019, and $576.7 million at December 31, 2019. At June 30, 2020, total shareholders’ equity included $492.3 million in common stock, $87.7 million in retained earnings, and ($5.2) million of accumulated other comprehensive loss. The book value per share was $9.60 at June 30, 2020, compared to $8.92 at June 30, 2019, and $9.71 at December 31, 2019. The tangible book value per share was $6.49 at June 30, 2020, compared to $6.75 at June 30, 2019, and $6.55 at December 31, 2019.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	June 30,	December 31,	June 30,
(in $000's, unaudited)	2020	2019	2019
Unrealized gain on securities available-for-sale	$5,767	$1,242	$675
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	280	298	317
Split dollar insurance contracts liability	(4,865)	(4,835)	(3,770)
Supplemental executive retirement plan liability	(6,707)	(6,843)	(3,932)
Unrealized gain on interest-only strip from SBA loans	345	360	408
Total accumulated other comprehensive loss	$(5,180)	$(9,778)	$(6,302)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2020. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$52,696	40.2%
+300	$39,454	30.1%
+200	$26,141	19.9%
+100	$13,108	10.0%
0	$—	—%
−100	$(11,345)	(8.7)%
−200	$(22,898)	(17.5)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at June 30, 2020, the period covered by this report on Form 10-Q.

During the three and six months ended June 30, 2020, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;

●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

●	our allowance for credit losses on loans may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

●	as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

●	the goodwill we recorded in connection with business acquisitions could become impaired and require charges to earnings;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the

Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

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
3.2

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed July 23, 2010).

3.3

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the Secretary of State on August 29, 2019 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 11, 2019)

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbas
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: August 6, 2020	/s/ KEITH A. WILTON
Keith A. Wilton
Chief Executive Officer

Date: August 6, 2020	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer