Form 10-Q
period 2020-09-30
HERITAGE COMMERCE CORP
filed 2020-11-06
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23877

Heritage Commerce Corp

(Exact name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0469558 (I.R.S. Employer Identification No.)
224 Airport Parkway, San Jose, California (Address of Principal Executive Offices)	95110 (Zip Code)

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

The Registrant had 59,914,987 shares of Common Stock outstanding on October 30, 2020

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
●our ability to achieve loan growth and attract deposits;
●	risks associated with concentrations in real estate related loans, including commercial real estate loans to borrowers associated with industries adversely impacted by the COVID-19 pandemic;

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
●compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;
●effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●costs and effects of legal and regulatory developments, including resolution of regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
●the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●availability of and competition for acquisition opportunities;
●risks resulting from riots and domestic terrorism;
●risks of natural disasters (including earthquakes) and other events beyond our control;
●the rapidly changing uncertainties related to the COVID-19 pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance;

●the impact of the Coronavirus Aid, Relief, and Economic Security Act and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program (“PPP”) enacted thereunder, and the risks that borrowers may not have used funds appropriately or satisfied staffing or payment requirements to qualify for forgiveness of their loans in whole or part under PPP; and
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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Assets
Cash and due from banks	$33,353	$49,447
Other investments and interest-bearing deposits in other financial institutions	926,915	407,923
Total cash and cash equivalents	960,268	457,370
Securities available-for-sale, at fair value	294,438	404,825
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $55 at September 30, 2020
(fair value of $303,996 at September 30, 2020 and $368,107 at December 31, 2019)	295,609	366,560
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	3,565	1,052
Loans, net of deferred fees	2,697,016	2,533,844
Allowance for credit losses on loans(1)	(45,422)	(23,285)
Loans, net	2,651,594	2,510,559
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	33,518	29,842
Company-owned life insurance	77,059	76,027
Premises and equipment, net	10,412	8,250
Goodwill	167,631	167,420
Other intangible assets	17,628	20,415
Accrued interest receivable and other assets	95,063	67,143
Total assets	$4,606,785	$4,109,463

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,698,027	$1,450,873
Demand, interest-bearing	926,041	798,375
Savings and money market	1,108,252	982,430
Time deposits - under $250	46,684	54,361
Time deposits - $250 and over	92,276	99,882
CDARS - interest-bearing demand, money market and time deposits	19,121	28,847
Total deposits	3,890,401	3,414,768
Subordinated debt, net of issuance costs	39,693	39,554
Other short-term borrowings	—	328
Accrued interest payable and other liabilities	98,884	78,105
Total liabilities	4,028,978	3,532,755

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2020 and December 31, 2019	—	—
Common stock, no par value; 100,000,000 shares authorized at September 30, 2020 and authorized at December 31, 2019; 59,914,987 shares issued
and outstanding at September 30, 2020 and 59,368,156 shares issued and
outstanding at December 31, 2019	493,126	489,745
Retained earnings	91,065	96,741
Accumulated other comprehensive loss	(6,384)	(9,778)
Total shareholders' equity	577,807	576,708
Total liabilities and shareholders' equity	$4,606,785	$4,109,463

(1)Allowance for credit losses on loans at September 30, 2020, Allowance for loan losses at December 31, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$32,635	$27,264	$100,262	$81,321
Securities, taxable	2,481	3,504	9,584	12,149
Securities, exempt from Federal tax	463	530	1,458	1,624
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	673	1,952	3,022	5,094
Total interest income	36,252	33,250	114,326	100,188

Interest expense:
Deposits	1,504	2,042	4,904	5,873
Subordinated debt	583	583	1,737	1,731
Short-term borrowings	—	—	—	1
Total interest expense	2,087	2,625	6,641	7,605

Net interest income before provision for credit losses on loans(1)	34,165	30,625	107,685	92,583
Provision (credit) for credit losses on loans(1)	197	(576)	14,581	(2,377)
Net interest income after provision for credit losses on loans(1)	33,968	31,201	93,104	94,960

Noninterest income:
Service charges and fees on deposit accounts	632	1,032	2,251	3,370
Increase in cash surrender value of life insurance	464	336	1,380	999
Gain on sales of SBA loans	400	156	467	331
Servicing income	187	139	575	480
Gain on sales of securities	—	330	270	878
Gain on the disposition of foreclosed assets	—	—	791	—
Other	912	625	2,132	1,793
Total noninterest income	2,595	2,618	7,866	7,851

Noninterest expense:
Salaries and employee benefits	11,967	10,467	38,470	31,935
Occupancy and equipment	2,283	1,550	5,821	4,634
Professional fees	1,352	789	3,942	2,360
Other	5,566	5,103	19,721	15,343
Total noninterest expense	21,168	17,909	67,954	54,272
Income before income taxes	15,395	15,910	33,016	48,539
Income tax expense	4,198	4,633	9,340	13,763
Net income	$11,197	$11,277	$23,676	$34,776

Earnings per common share:
Basic	$0.19	$0.26	$0.40	$0.81
Diluted	$0.19	$0.26	$0.39	$0.80

(1)Provision for credit losses on loans for the three and nine months ended September 30, 2020, Provision (credit) for loan losses for the three and nine months ended September 30, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Net income	$11,197	$11,277	$23,676	$34,776
Other comprehensive income:
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(1,783)	1,041	4,838	10,245
Deferred income taxes	517	(304)	(1,403)	(3,032)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(13)	(13)	(39)	(52)
Deferred income taxes	4	4	12	16
Reclassification adjustment for gains realized in income	—	(330)	(270)	(878)
Deferred income taxes	—	98	79	260
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(1,275)	496	3,217	6,559

Change in net pension and other benefit plan liability adjustment	101	11	251	34
Deferred income taxes	(30)	(3)	(74)	(10)
Change in pension and other benefit plan liability, net of
deferred income taxes	71	8	177	24
Other comprehensive (losses) income	(1,204)	504	3,394	6,583

Total comprehensive income	$9,993	$11,781	$27,070	$41,359

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands)
Balance, January 1, 2019	43,288,750	$300,844	$79,003	$(12,381)	$367,466
Net income	—	—	12,146	—	12,146
Other comprehensive income	—	—	—	3,394	3,394
Amortization of restricted stock awards,
net of forfeitures and taxes	—	271	—	—	271
Cash dividend declared $0.12 per share	—	—	(5,196)	—	(5,196)
Stock option expense, net of forfeitures and taxes	—	166	—	—	166
Stock options exercised	35,003	269	—	—	269
Balance, March 31, 2019	43,323,753	301,550	85,953	(8,987)	378,516

Net income	—	—	11,353	—	11,353
Other comprehensive income	—	—	—	2,685	2,685
Issuance of restricted stock awards, net	134,653	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	303	—	—	303
Cash dividend declared $0.12 per share	—	—	(5,201)	—	(5,201)
Stock option expense, net of forfeitures and taxes	—	155	—	—	155
Stock options exercised	40,000	297	—	—	297
Balance, June 30, 2019	43,498,406	302,305	92,105	(6,302)	388,108

Net income	—	—	11,277	—	11,277
Other comprehensive income	—	—	—	504	504
Forfeiture of restricted stock awards, net	(6,000)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	358	—	—	358
Cash dividend declared $0.12 per share	—	—	(5,221)	—	(5,221)
Stock option expense, net of forfeitures and taxes	—	163	—	—	163
Stock options exercised	17,000	157	—	—	157
Balance, September 30, 2019	43,509,406	$302,983	$98,161	$(5,798)	$395,346

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands)
Balance, December 31, 2019	59,368,156	$489,745	$96,741	$(9,778)	$576,708
Cumulative effect of change in accounting principles (Note 1)	—	—	(6,062)	—	(6,062)
Balance, January 1, 2020	59,368,156	489,745	90,679	(9,778)	570,646
Net income	—	—	1,861	—	1,861
Other comprehensive income	—	—	—	5,069	5,069
Amortization of restricted stock awards,
net of forfeitures and taxes	—	348	—	—	348
Cash dividend declared $0.13 per share	—	—	(7,737)	—	(7,737)
Stock option expense, net of forfeitures and taxes	—	148	—	—	148
Stock options exercised	200,063	1,106	—	—	1,106
Balance, March 31, 2020	59,568,219	491,347	84,803	(4,709)	571,441

Net income	—	—	10,618	—	10,618
Other comprehensive loss	—	—	—	(471)	(471)
Issuance of restricted stock awards, net	168,117	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	463	—	—	463
Cash dividend declared $0.13 per share	—	—	(7,767)	—	(7,767)
Stock option expense, net of forfeitures and taxes	—	139	—	—	139
Stock options exercised	120,431	384	—	—	384
Balance, June 30, 2020	59,856,767	492,333	87,654	(5,180)	574,807

Net income	—	—	11,197	—	11,197
Other comprehensive loss	—	—	—	(1,204)	(1,204)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	439	—	—	439
Cash dividend declared $0.13 per share	—	—	(7,786)	—	(7,786)
Stock option expense, net of forfeitures and taxes	—	136	—	—	136
Stock options exercised	58,220	218	—	—	218
Balance, September 30, 2020	59,914,987	$493,126	$91,065	$(6,384)	$577,807

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,676	$34,776
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	2,608	1,821
Gain on sale of securities available-for-sale	(270)	(878)
Gain on sale of SBA loans	(467)	(331)
Proceeds from sale of SBA loans originated for sale	6,465	4,692
SBA loans originated for sale	(8,511)	(5,977)
Gain on the disposition of foreclosed assets	(791)	—
Provision (credit) for credit losses on loans(1)	14,581	(2,377)
Increase in cash surrender value of life insurance	(1,380)	(999)
Depreciation and amortization	712	598
Amortization of other intangible assets	2,787	1,661
Stock option expense, net	423	484
Amortization of restricted stock awards, net	1,250	932
Amortization of subordinated debt issuance costs	139	138
Gain on proceeds from company-owned life insurance	(20)	—
Effect of changes in:
Accrued interest receivable and other assets	(520)	1,863
Accrued interest payable and other liabilities	(5,453)	(3,120)
Net cash provided by operating activities	35,229	33,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities held-to-maturity	—	(8,386)
Maturities/paydowns/calls of securities available-for-sale	57,627	36,956
Maturities/paydowns/calls of securities held-to-maturity	68,839	42,255
Proceeds from sales of securities available-for-sale	56,598	98,733
Proceeds from the disposition of foreclosed assets	791	—
Net change in loans	(163,727)	12,136
Changes in Federal Home Loan Bank stock and other investments	(3,676)	(15)
Purchase of premises and equipment	(2,874)	(310)
Proceeds from redemption of company-owned life insurance	368	—
Net cash provided by investing activities	13,946	181,369

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	475,633	51,458
Net change in short-term borrowings	(328)	—
Exercise of stock options	1,708	723
Payment of cash dividends	(23,290)	(15,618)
Net cash provided by financing activities	453,723	36,563
Net increase in cash and cash equivalents	502,898	251,215
Cash and cash equivalents, beginning of period	457,370	164,568
Cash and cash equivalents, end of period	$960,268	$415,783

Supplemental disclosures of cash flow information:
Interest paid	$6,117	$6,693
Income taxes paid, net	10,640	13,620

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$26,654	$9,566
Transfer of loans held-for-sale to loan portfolio	—	694

(1)Provision for credit losses on loans for the nine months ended September 30, 2020, Provision (credit) for loan losses for the nine months ended September 30, 2019

See notes to unaudited consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses and any impairment of goodwill or intangible assets. It is reasonably possible the Company’s estimate of the allowance for credit losses and evaluation of impairment of goodwill or intangible assets could change as a result of the continued impact of the COVID-19 pandemic on the economy. The resulting change in these estimates could be material to the Company’s consolidated financial statements.

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2020.

London Inter-Bank Offered Rate (“LIBOR”) Transition and Phase-Out

We have loans and borrowings that are tied to LIBOR benchmark interest rates. It is anticipated that the LIBOR index will be phased-out by the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. We are currently reviewing loan documentation, technology systems and procedures we will need to implement for the transition.

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

The following table shows the impact of adopting CECL on January 1, 2020:

	As Reported	Pre-	Impact of
	Under	Topic 326	Topic 326
	Topic 326	Adoption	Adoption

	(Dollars in thousands)
Assets:
Allowance for credit losses on debt securities
Held-to-maturity municipal securities	$58	$-	$58
Loans
Commercial	6,790	10,453	(3,663)
CRE - owner occupied	6,994	3,825	3,169
CRE - non-owner occupied	11,672	3,760	7,912
Land and construction	1,458	2,621	(1,163)
Home equity	1,321	2,244	(923)
Multifamily	1,253	57	1,196
Residential mortgage	678	243	435
Consumer and other	1,689	82	1,607
Allowance for credit losses on loans	$31,855	$23,285	$8,570

Liabilities:
Allowance for credit losses on off-balance sheet
credit exposures	$679	$886	$(207)

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

As of the implementation date of January 1, 2020, the Company recognized an increase of $8,570,000 to its allowance for credit losses for loans. The majority of this increase is related to loan portfolios acquired in our recent acquisitions that under the previous methodology had no recognized allowance for loan losses until the estimated allowance exceeded the unaccreted discount.

As of the implementation date, there was a $58,000 allowance for losses recorded on the Company’s held-to-maturity municipal investment securities portfolio. The allowance for losses on held-to-maturity securities is based on historic loss rates of municipal securities by bond ratings and change in bond ratings of the municipal securities held by the Company will impact the reserve. Any significant ratings downgrades on these securities will impact the allowance for losses on these securities.

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

The cumulative-effect adjustment as a result of the adoption of this guidance was recorded, net of tax of $2,359,000, as a $6,062,000 reduction to retained earnings effective January 1, 2020.

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

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,741,568 and 826,036 weighted average stock options outstanding for the three months ended September 30, 2020, and 2019, respectively, and 1,507,437, and 826,036 outstanding for the nine months ended September 30, 2020 and 2019, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands, except per share amounts)
Net income	$11,197	$11,277	$23,676	$34,776

Weighted average common shares outstanding for basic
earnings per common share	59,589,243	43,258,983	59,432,178	43,189,710
Dilutive potential common shares	552,169	537,921	711,585	538,375
Shares used in computing diluted earnings per common share	60,141,412	43,796,904	60,143,763	43,728,085

Basic earnings per share	$0.19	$0.26	$0.40	$0.81
Diluted earnings per share	$0.19	$0.26	$0.39	$0.80

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2020 and 2019
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance July 1, 2020, net of taxes	$6,112	$280	$(11,572)	$(5,180)
Other comprehensive loss before reclassification,
net of taxes	(1,266)	—	(130)	(1,396)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(9)	201	192
Net current period other comprehensive income (loss),
net of taxes	(1,266)	(9)	71	(1,204)

Ending balance September 30, 2020, net of taxes	$4,846	$271	$(11,501)	$(6,384)

Beginning balance July 1, 2019, net of taxes	$1,083	$317	$(7,702)	$(6,302)
Other comprehensive income (loss) before reclassification,
net of taxes	737	—	(8)	729
Amounts reclassified from other comprehensive income (loss),
net of taxes	(232)	(9)	16	(225)
Net current period other comprehensive income (loss),
net of taxes	505	(9)	8	504

Ending balance September 30, 2019, net of taxes	$1,588	$308	$(7,694)	$(5,798)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Nine Months Ended September 30, 2020 and 2019
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2020, net of taxes	$1,602	$298	$(11,678)	$(9,778)
Other comprehensive income (loss) before reclassification,
net of taxes	3,435	—	(136)	3,299
Amounts reclassified from other comprehensive income (loss),
net of taxes	(191)	(27)	313	95
Net current period other comprehensive income (loss),
net of taxes	3,244	(27)	177	3,394

Ending balance September 30, 2020, net of taxes	$4,846	$271	$(11,501)	$(6,384)

Beginning balance January 1, 2019, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)
Other comprehensive income (loss) before reclassification,
net of taxes	7,213	—	(22)	7,191
Amounts reclassified from other comprehensive income (loss),
net of taxes	(618)	(36)	46	(608)
Net current period other comprehensive income (loss),
net of taxes	6,595	(36)	24	6,583

Ending balance September 30, 2019, net of taxes	$1,588	$308	$(7,694)	$(5,798)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Three Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2020	2019	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$330	Gain on sales of securities
	—	(98)	Income tax expense
	—	232	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	13	13	Interest income on taxable securities
	(4)	(4)	Income tax expense
	9	9	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation	(184)	24
Actuarial losses	(101)	(46)
	(285)	(22)	Other noninterest expense
	84	6	Income tax benefit
	(201)	(16)	Net of tax
Total reclassification for the period	$(192)	$225

	Amounts Reclassified from
	AOCI(1)
	Nine Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2020	2019	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$270	$878	Gain on sales of securities
	(79)	(260)	Income tax expense
	191	618	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	39	52	Interest income on taxable securities
	(12)	(16)	Income tax expense
	27	36	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation	(154)	73
Actuarial losses	(291)	(138)
	(445)	(65)	Other noninterest expense
	132	19	Income tax benefit
	(313)	(46)	Net of tax
Total reclassification from AOCI for the period	$(95)	$608

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 9—Benefit Plans) and includes split-dollar life insurance benefit plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
September 30, 2020	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$197,921	$5,688	$—	$—	$203,609
U.S. Treasury	89,649	1,180	—	—	90,829
Total	$287,570	$6,868	$—	$—	$294,438

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
September 30, 2020	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$223,453	$6,613	$(1)	$230,065	$—
Municipals - exempt from Federal tax	72,211	1,720	—	73,931	(55)
Total	$295,664	$8,333	$(1)	$303,996	$(55)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$283,598	$934	$(171)	$284,361
U.S. Treasury	118,939	1,525	—	120,464
Total	$402,537	$2,459	$(171)	$404,825

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$285,344	$1,206	$(968)	$285,582
Municipals - exempt from Federal tax	81,216	1,313	(4)	82,525
Total	$366,560	$2,519	$(972)	$368,107

Securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$245	(1)	$—	$—	$245	$(1)
Total	$245	$(1)	$—	$—	$245	$(1)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)
Total	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)

Securities held-to-maturity:
Agency mortgage-backed securities	$50,060	$(178)	$88,128	$(790)	$138,188	$(968)
Municipals - exempt from Federal tax	1,556	(4)	—	—	1,556	(4)
Total	$51,616	$(182)	$88,128	$(790)	$139,744	$(972)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At September 30, 2020, the Company held 421 securities (122 available-for-sale and 299 held-to-maturity), of which one had fair value below amortized cost. At September 30, 2020, there were $245,000 of agency mortgage-backed securities held-to-maturity, at amortized cost, with an unrealized loss for less than 12 months. The total unrealized loss for securities less than 12 months was ($1,000) at September 30, 2020. The unrealized loss was due to higher interest rates in comparison to when the security was purchased. The issuer is of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. Therefore, the Company does not consider these debt securities to have credit related losses as of September 30, 2020.

The agency mortgage-backed securities and U.S. Treasury securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses.Therefore, for those securities, we do not record expected credit losses.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Proceeds	$—	$38,855	$56,598	$98,733
Gross gains	—	363	270	971
Gross losses	—	(33)	—	(93)

The amortized cost and estimated fair values of securities as of September 30, 2020 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due 3 months or less	$24,980	$25,061
Due after 3 months through one year	59,758	60,708
Due after one through five years	4,911	5,060
Agency mortgage-backed securities	197,921	203,609
Total	$287,570	$294,438

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due 3 months or less	$910	$911
Due after 3 months through one year	490	498
Due after one through five years	9,762	10,133
Due after five through ten years	30,900	31,574
Due after ten years	30,149	30,815
Agency mortgage-backed securities	223,453	230,065
Total	$295,664	$303,996

Securities with amortized cost of $38,777,000 and $32,773,000 as of September 30, 2020 and December 31, 2019 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a rollforward by major security type for the nine months ended September 30, 2020 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2020	$-
Impact of adopting Topic 326	58
Provision (credit) for credit loss	(3)
Ending balance September 30, 2020	$55

For the nine months ended September 30, 2020, there was a reduction of $3,000 to the allowance for losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The bond ratings for the Company’s municipal investment securities at September 30, 2020 were consistent with the ratings at January 1, 2020.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $323,550,000 of SBA Paycheck Protection Program ("PPP") loans at September 30, 2020.

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

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$897,909	$603,345
Real estate:
CRE - owner occupied	561,528	548,907
CRE - non-owner occupied	713,563	767,821
Land and construction	142,632	147,189
Home equity	111,468	151,775
Multifamily	169,791	180,623
Residential mortgages	91,077	100,759
Consumer and other	17,511	33,744
Loans	2,705,479	2,534,163
Deferred loan fees, net	(8,463)	(319)
Loans, net of deferred fees	2,697,016	2,533,844
Allowance for credit losses on loans(1)	(45,422)	(23,285)
Loans, net	$2,651,594	$2,510,559

(1)Allowance for credit losses on loans at September 30, 2020, Allowance for loan losses at December 31, 2019.

The loss estimates for each segment are derived using a discounted cash flow analysis that incorporates a forecast of economic factors that have historic correlation to loan losses. The most significant economic factor used in the calculation of estimated loan losses is the California unemployment rate which is used for each segment. California GDP, and California retail trade earnings, a California home price index, and a commercial real estate value index are secondary economic factors used with California unemployment rate in various loan segments. A four quarter forecast of each economic factor is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the four quarter forecast period. The allowance for credit losses for loans as of September 30, 2020 is primarily driven by the deterioration of projected economic conditions resulting from the COVID-19 pandemic with the change in California unemployment rate being the most significant driver.

Changes in the allowance for credit losses on loans were as follows for the three months ended September 30, 2020:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-		Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family		Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$13,179	$8,547	$15,449	$2,552	$1,851		$1,828	$825	$1,213	$45,444
Charge-offs	(502)	—	—	—	—		—	—	(96)	(598)
Recoveries	343	—	—	19	16		—	—	1	379
Net recoveries	(159)	—	—	19	16	—	—	—	(95)	(219)
Provision (credit) for credit losses on loans	(220)	736	(124)	(27)	14		21	(46)	(157)	197
End of period balance	$12,800	$9,283	$15,325	$2,544	$1,881		$1,849	$779	$961	$45,422

Changes in the allowance for loan losses were as follows for the three months ended September 30, 2019:

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$15,234	$11,307	$90	$26,631
Charge-offs	(315)	—	(3)	(318)
Recoveries	115	43	—	158
Net recoveries	(200)	43	(3)	(160)
Provision (credit) for loan losses	(378)	(207)	9	(576)
End of period balance	$14,656	$11,143	$96	$25,895

Changes in the allowance for credit losses on loans were as follows for the nine months ended September 30, 2020:

		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,637)	—	—	—	—	—	—	(99)	(1,736)
Recoveries	598	1	—	51	70	—	—	2	722
Net (charge-offs) recoveries	(1,039)	1	—	51	70	—	—	(97)	(1,014)
Provision (credit) for credit losses on loans	7,049	2,288	3,653	1,035	490	596	101	(631)	14,581
End of period balance	$12,800	$9,283	$15,325	$2,544	$1,881	$1,849	$779	$961	$45,422

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2019:

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(617)	—	(3)	(620)
Recoveries	917	127	—	1,044
Net recoveries	300	127	(3)	424
Provision (credit) for loan losses	(2,705)	345	(17)	(2,377)
End of period balance	$14,656	$11,143	$96	$25,895

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year-end:

	December 31, 2019
			Consumer
	Commercial	Real Estate	and other	Total

	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,835	$—	$—	$1,835
Collectively evaluated for impairment	8,618	12,750	82	21,450
Total allowance balance	$10,453	$12,750	$82	$23,285
Loans:
Individually evaluated for impairment	$4,810	$5,454	$—	$10,264
Collectively evaluated for impairment	598,535	1,891,620	33,744	2,523,899
Total loan balance	$603,345	$1,897,074	$33,744	$2,534,163

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at September 30, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$973	$1,935	$601	$3,509
Real estate:
CRE - Owner Occupied	4,328	—	—	4,328
Home equity	961	—	—	961
Consumer and other	—	1,464	—	1,464
Total	$6,262	$3,399	$601	$10,262

The following table presents nonperforming loans by class at December 31, 2019:

		Restructured
		and Loans
		over 90 Days
		Past Due
		and Still
	Nonaccrual	Accruing	Total

	(Dollars in thousands)
Commercial	$3,444	$1,153	$4,597
Real estate:
CRE	5,094	—	5,094
Home equity	137	—	137
Total	$8,675	$1,153	$9,828

The following tables presents the aging of past due loans by class for the periods indicated:

	September 30, 2020
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,419	$925	$951	$6,295	$891,614	$897,909

Real estate:
CRE - Owner Occupied	3,301	—	29	3,330	558,198	561,528
CRE - Non-Owner Occupied	—	—	—	—	713,563	713,563
Land and construction	—	—	—	—	142,632	142,632
Home equity	—	—		—	111,468	111,468
Multifamily	—	—	—	—	169,791	169,791
Residential mortgages	—	—	—	—	91,077	91,077
Consumer and other	496	—	1,464	1,960	15,551	17,511
Total	$8,216	$925	$2,444	$11,585	$2,693,894	$2,705,479

	December 31, 2019
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,770	$2,097	$3,217	$10,084	$593,261	$603,345
Real estate:
CRE - Owner Occupied	—	—	5,094	5,094	543,813	548,907
CRE - Non-Owner Occupied	—	—	—	—	767,821	767,821
Land and construction	—	—	—	—	147,189	147,189
Home equity	—	137	—	137	151,638	151,775
Multifamily	—	—	—	—	180,623	180,623
Residential mortgages	—	—	—	—	100,759	100,759
Consumer and other	—	—	—	—	33,744	33,744
Total	$4,770	$2,234	$8,311	$15,315	$2,518,848	$2,534,163

Past due loans 30 days or greater totaled $11,585,000 and $15,315,000 at September 30, 2020 and December 31, 2019, respectively, of which $2,441,000 and $7,413,000 were on nonaccrual, respectively. At September 30, 2020, there were also $7,220,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2019, there were also $1,262,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of September 30, 2020 and December 31, 2019.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

Portfolios are reviewed prior to each quarter end. Those discussing the credits include Market Presidents/Department Managers, Team Leaders/Credit Officers, Credit Administration, including Credit Risk Management, and Executive Management. Portfolio reviews include additional break-out information for higher risk segments. This process now includes specific COVID-19 pandemic impact (covers loans such as deferments, PPP loans, and SBA 7(a) loans).

Any loan graded a special mention or worse is detailed in reports and specifically discussed at a minimum prior to each quarter end. If the loan outstanding amount or relationship is greater than $250,000 (and graded a special mention or worse), it has a detailed report prepared/updated each quarter and is used as the basis for each discussion.

The following table presents term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the table below as there are no loans with those grades at September 30, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, and plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2015 and	Cost
	2020	2019	2018	2017	2016	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$457,725	$42,241	$26,085	$16,428	$8,742	$10,737	$307,076	$869,034
Special Mention	6,730	1,800	701	1,228	788	410	2,061	13,718
Substandard	4,681	-	57	513	2,383	79	4,536	12,249
Substandard-Nonaccrual	2,353	57	-	-	152	56	290	2,908
Total	471,489	44,098	26,843	18,169	12,065	11,282	313,963	897,909

CRE - Owner Occupied:
Pass	137,721	73,778	74,997	53,799	52,560	121,007	15,963	529,825
Special Mention	9,073	5,595	2,637	-	-	4,648	-	21,953
Substandard	1,592	-	402	2,969	-	459	-	5,422
Substandard-Nonaccrual	3,756	543	-	-	-	29	-	4,328
Total	152,142	79,916	78,036	56,768	52,560	126,143	15,963	561,528

CRE - Non-Owner Occupied:
Pass	152,894	131,920	74,919	104,221	58,363	166,232	2,598	691,147
Special Mention	19,159	-	-	-	485	349	-	19,993
Substandard	1,002	-	1,421	-	-	-	-	2,423
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	173,055	131,920	76,340	104,221	58,848	166,581	2,598	713,563

Land and construction:
Pass	94,467	35,396	6,344	-	-	1,351	3,715	141,273
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,359	-	-	-	-	-	-	1,359
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	95,826	35,396	6,344	-	-	1,351	3,715	142,632

Home equity:
Pass	275	-	78	-	-	-	109,396	109,749
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	143	615	758
Substandard-Nonaccrual	123	-	-	-	-	-	838	961
Total	398	-	78	-	-	143	110,849	111,468

Multifamily:
Pass	26,559	39,858	18,506	26,837	16,319	34,787	845	163,711
Special Mention	-	-	-	-	-	5,186	-	5,186
Substandard	894	-	-	-	-	-	-	894
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	27,453	39,858	18,506	26,837	16,319	39,973	845	169,791

Residential mortgage:
Pass	12,673	10,163	3,289	8,775	32,403	15,735	-	83,038
Special Mention	5,098	-	1,630	-		1,053	-	7,781
Substandard	-	-	-	-	-	258	-	258
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	17,771	10,163	4,919	8,775	32,403	17,046	-	91,077

Consumer and other:
Pass	12	539	1,500	21	128	1,008	12,839	16,047
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	1,464	-	-	-	-	1,464
Total	12	539	2,964	21	128	1,008	12,839	17,511

Total loans	$938,146	$341,890	$214,030	$214,791	$172,323	$363,527	$460,772	$2,705,479

Risk Grades:.
Pass	$882,326	$333,895	$205,718	$210,081	$168,515	$350,857	$452,432	$2,603,824
Special Mention	40,060	7,395	4,968	1,228	1,273	11,646	2,061	68,631
Substandard	9,528	-	1,880	3,482	2,383	939	5,151	23,363
Substandard-Nonaccrual	6,232	600	1,464	-	152	85	1,128	9,661
Grand Total	$938,146	$341,890	$214,030	$214,791	$172,323	$363,527	$460,772	$2,705,479

The following table provides a summary of the loan portfolio by loan type and credit quality classification for the period indicated:

	December 31, 2019
	Nonclassified	Classified	Total

Commercial	$599,143	4,202	$603,345
Real estate:
CRE - Owner Occupied	538,229	10,678	548,907
CRE - Non-Owner Occupied	761,801	6,020	767,821
Land and construction	144,108	3,081	147,189
Home equity	149,131	2,644	151,775
Multifamily	180,623	—	180,623
Residential mortgages	100,262	497	100,759
Consumer and other	28,287	5,457	33,744
Total	$2,501,584	$32,579	$2,534,163

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at September 30, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$55	$1,750	$130	$1,935
Consumer and other	1,464	-	-	1,464
Total	$1,519	$1,750	$130	$3,399

When management determines that foreclosures are probable, expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For loans which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, management has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, adjusted for selling costs as appropriate. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

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

The book balance of troubled debt restructurings at September 30, 2020 was $1,182,000, which included $1,033,000 of nonaccrual loans and $149,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2019 was $1,039,000, which included $590,000 of nonaccrual loans and $449,000 of accruing loans. Approximately $357,000 and $20,000 of specific reserves were established with respect to these loans as of September 30, 2020 and December 31, 2019, respectively.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

	During the Three Months Ended
	September 30, 2020
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	7	$510	$510
Total	7	$510	$510

	During the Nine Months Ended
	September 30, 2020
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	10	$520	$520
Total	10	$520	$520

	During the Nine Months Ended
	September 30, 2019
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	2	$9	$9
Total	2	$9	$9

There were 7 new loans with total recorded investment of $510,000 that were modified as troubled debt restructurings during the three months ended September 30, 2020. There were 10 new loans with total recorded investment of $520,000 that were modified as troubled debt restructurings during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020 there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change in the allowance for credit losses on loans.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended September 30, 2020 and 2019.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

In accordance with new accounting guidance issued earlier this year by federal bank regulators, the Bank made accommodations for initial payment deferrals for a number of customers of up to 90 days, generally, with the potential, upon application, of an additional 90 days of payment deferral (180 days maximum). These short-term deferrals are not deemed to meet the criteria for reporting as troubled debt restructurings.

6) Business Combinations

On October 11, 2019, the Company completed its merger with Presidio Bank (“Presidio”) for an aggregate transaction value of $185,598,000. Shareholders of Presidio received a fixed exchange ratio at closing of 2.47 shares of the Company’s common stock for each share of Presidio common stock. Upon closing of the transaction, the Company issued 15,684,064 shares of the Company’s common stock to Presidio shareholders and holders of restricted stock units for a total value of $178,171,000 based on the Company’s closing stock price of $11.36 on the closing date of October 11, 2019. In addition, the consideration for Presidio stock options exchanged for the Company’s stock options totaled $7,426,000 and cash-in-lieu of fractional shares totaled $1,000 on October 11, 2019. Presidio’s results of operations have been included in the Company’s results of operations beginning October 12, 2019. The following table summarizes the consideration paid for Presidio:

(Dollars in thousands)
Issuance of 15,684,064 shares of common stock
to Presidio shareholders and holders of restricted stock
(stock price = $11.36 on October 11, 2019)	$178,171
Consideration for Presidio stock options exchanged for
Heritage Commerce Corp stock options	7,426
Cash paid for fractional shares	1
Total consideration	$185,598

The following table summarizes the estimated fair values of the Presidio assets acquired and liabilities assumed at the date of the merger.

	As			As
	Recorded	Fair		Recorded
	by	Value		at
	Presidio	Adjustments		Acquisition

	(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$117,989	$(1)	(a)	$117,988
Securities available-for-sale	44,647	422	(b)	45,069
Securities held-to-maturity	463	—		463
Loans	698,493	(12,529)	(c)	685,964
Allowance for loan losses	(7,463)	7,463	(d)	—
Premises and equipment, net	1,756	—		1,756
Other intangible assets	—	11,147	(e)	11,147
Other assets, net	43,539	(1,378)	(f)	42,161
Total assets acquired	$899,424	$5,124		904,548

Liabilities assumed:
Deposits	$774,260	$(1)	(g)	774,259
Subordinated Debt	10,000	—	(h)	10,000
Other borrowings	442	—		442
Other liabilities	17,916	211	(i)	18,127
Total liabilities assumed	$802,618	$210		802,828
Net assets acquired				101,720
Purchase price				185,598
Goodwill recorded in the merger				$83,878

Explanation of certain fair value related adjustments for the Presidio merger:

(a)	Represents cash paid for fractional shares in the transaction.
(b)	Represents the fair value adjustment on investment securities available-for-sale.
(c)	Represents the fair value adjustment to the net book value of loans includes an interest rate mark and credit mark adjustment.
(d)	Represents the elimination of Presidio’s allowance for loan losses.
(e)	Represents intangible assets recorded to reflect the fair value of core deposits and an above market lease. The core deposit asset was recorded as an identifiable intangible asset and is amortized on an accelerated basis over the estimated average life of the deposit base. The above market lease liability will be accreted on the straight line method over 60 months.
(f)	Represents an adjustment to net deferred tax assets resulting from the fair value adjustments related to the acquired assets, liabilities assumed and identifiable intangible assets recorded.
(g)	Represents the fair value adjustment on time deposits, which was amortized as interest expense.
(h)	The Company acquired $10,000,000 of subordinated debt from the Presidio transaction. The Presidio subordinated debt was redeemed on December 19, 2019.
(i)	Represents adjustments to accrued accounts payable.

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

The acquisition was accounted for under the acquisition method of accounting. The fair value of net assets acquired includes fair value adjustments to certain receivables of which some were considered impaired and some were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows, adjusted for expected losses and prepayments, where appropriate. The receivables that were not considered impaired at the acquisition date were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. There were no Purchased Credit Impaired Loans (“PCI”) as of December 31, 2019 and Pucharsed Credit Deteriorated (“PCD”) loans as of September 30, 2020.

Goodwill of $83,878,000 arising from the Presidio merger is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As this transaction was structured as a tax-free exchange, the goodwill will not be deductible for tax purposes. Management’s preliminary valuation of the tangible and intangible assets acquired and liabilities assumed from the Presidio merger, which are based on assumptions that are subject to change, and the resulting allocation of the consideration paid for the allocation is reflected in the table above. Prior to the end of the one-year measurement period for finalizing the consideration paid allocation, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. Loan valuations may be adjusted based on new information obtained by the Company in future periods that may reflect conditions or events that existed on the acquisition date. Deferred tax assets may be adjusted for purchase accounting adjustments on open areas such as loans or upon filing final “stub” period tax returns for October 11, 2019 for Presidio. The increase in Presidio goodwill at September 30, 2020 from December 31, 2019 was due to adjustments to accrued accounts payable.

7) Goodwill and Other Intangible Assets

Goodwill

At September 30, 2020, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank (“Bank”), $13,819,000 from its acquisition of Tri-Valley, $24,271,000 from its acquisition of United American and $83,878,000 from Presidio.

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

We performed our required annual goodwill impairment test as of November 30, 2019 and there was no impairment. During the first nine months of 2020 bank stocks in general as well as our market capitalization have declined as a result of events surrounding the current COVID-19 pandemic outbreak. As a result, we completed a qualitative goodwill impairment test as of September 30, 2020. This qualitative analysis included a review of our earnings, asset quality trends, capital levels and the economic conditions of our markets. Based on this qualitative analysis we do not believe this decline is indicative of a permanent deterioration of the fundamental value of our Company. As such we do not believe that it is more likely than not a goodwill impairment exists at September 30, 2020.

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	September 30, 2020
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(8,300)	$16,723
Customer relationship and brokered relationship intangibles	1,900	(1,124)	776
Below market leases	770	(641)	129
Total	$27,693	$(10,065)	$17,628

	December 31, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(5,846)	$19,177
Customer relationship and brokered relationship intangibles	1,900	(981)	919
Below market leases	770	(451)	319
Total	$27,693	$(7,278)	$20,415

Estimated amortization expense for the remainder of 2020, the next five years, and thereafter is as follows:

			United	United				Bay View Funding
	Presidio	Presidio	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Above	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense

			(Dollars in thousands)
2020	$456	(4)	$166	$43	$52	$4	$181	$47	$945
2021	1,447	(20)	602	—	184	18	596	190	3,017
2022	1,225	(20)	553	—	167	18	502	190	2,635
2023	1,118	(20)	521	—	158	18	420	190	2,405
2024	1,026	(14)	499	—	152	18	346	159	2,186
2025	970	—	478	—	145	18	200	—	1,811
Thereafter	3,211	—	1,042	—	306	70	—	—	4,629
	$9,453	$(78)	$3,861	$43	$1,164	$164	$2,245	$776	$17,628

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2020 and December 31, 2019.

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

The Company had net deferred tax assets of $27,842,000, and $24,302,000, at September 30, 2020 and December 31, 2019, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2020 and December 31, 2019 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Low income housing investments	$5,457	$6,126
Future commitments	$625	$625

The Company expects $28,000 of the future commitments to be paid in 2020, and $597,000 in 2021 through 2023.

For tax purposes, the Company had low income housing tax credits of $210,000 and $106,000 for the three months ended September 30, 2020 and September 30, 2019, and low income housing investment expense of $211,000 and $106,000, respectively. For tax purposes, the Company had low income housing tax credits of $630,000 and $319,000 for the nine months ended September 30, 2020 and September 30, 2019, and low income housing investment expense of $631,000 and $317,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

9) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$123	$55	$369	$165
Interest cost	234	264	701	792
Amortization of prior transition obligation	199	—	199	—
Amortization of net actuarial loss	101	46	291	138
Net periodic benefit cost	$657	$365	$1,560	$1,095

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,198	$6,903
Interest cost	185	278
Actuarial loss (gain)	(42)	1,017
Projected benefit obligation at end of period	$8,341	$8,198

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Net actuarial loss	$3,847	$3,776
Prior transition obligation	992	1,059
Accumulated other comprehensive loss	$4,839	$4,835

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Amortization of prior transition obligation	$(15)	$(24)	$(45)	$(73)
Interest cost	62	69	185	209
Net periodic benefit cost	$47	$45	$140	$136

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at September 30, 2020
Available-for-sale securities:
Agency mortgage-backed securities	$203,609	—	$203,609	—
U.S. Treasury	90,829	90,829	—	—
I/O strip receivables	491	—	491	—

Assets at December 31, 2019
Available-for-sale securities:
Agency mortgage-backed securities	$284,361	—	$284,361	—
U.S. Treasury	120,464	120,464	—	—
I/O strip receivables	503	—	503	—

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

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At September 30, 2020 and December 31, 2019, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at September 30, 2020 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$960,268	$960,268	$—	$—	$960,268
Securities available-for-sale	294,438	90,829	203,609	—	294,438
Securities held-to-maturity	295,609	—	303,996	—	303,996
Loans (including loans held-for-sale), net	2,655,159	—	3,565	2,657,620	2,661,185
FHLB stock, FRB stock, and other
investments	33,518	—	—	—	N/A
Accrued interest receivable	10,704	520	1,761	8,423	10,704
I/O strips receivables	491	—	491	—	491
Liabilities:
Time deposits	$143,452	$—	$141,926	$—	$141,926
Other deposits	3,746,949	—	3,746,949	—	3,746,949
Subordinated debt	39,693	—	38,893	—	38,893
Accrued interest payable	1,092	—	1,092	—	1,092

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2019:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$457,370	$457,370	$—	$—	$457,370
Securities available-for-sale	404,825	120,464	284,361	—	404,825
Securities held-to-maturity	366,560	—	368,107	—	368,107
Loans (including loans held-for-sale), net	2,511,611	—	1,052	2,512,277	2,513,329
FHLB stock, FRB stock, and other
investments	29,842	—	—	—	N/A
Accrued interest receivable	10,915	446	2,218	8,251	10,915
I/O strips receivables	503	—	503	—	503
Liabilities:
Time deposits	$168,034	$—	$158,704	$—	$158,704
Other deposits	3,246,734	—	3,246,734	—	3,246,734
Subordinated debt	39,554	—	40,404	—	40,404
Accrued interest payable	707	—	707	—	707

11) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the nine months ended September 30, 2020, the Company granted 329,500 shares of nonqualified stock options and 168,117 shares of restricted stock. There were 2,396,382 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2020.

The Presidio equity plans were assumed by the Company and the outstanding options issued under the Presidio equity plans were converted into the right to receive the Company’s shares at the exercise price pursuant to the formula defined in the merger agreement. Consideration for the assumed Presidio stock options exchanged for 1,176,757 shares of the Company’s stock options totaled $7,426,000.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2020	2,712,846	$8.80
Granted	329,500	$9.11
Exercised	(378,714)	$4.51
Forfeited or expired	(101,661)	$13.11
Outstanding at September 30, 2020	2,561,971	$9.31	5.70	$1,469,856
Vested or expected to vest	2,408,253		5.70	$1,381,664
Exercisable at September 30, 2020	1,955,429		4.73	$1,469,856

Information related to the equity plans for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
Intrinsic value of options exercised	$2,242,512	$444,251
Cash received from option exercise	$1,707,587	$723,397
Tax benefit realized from option exercises	$58,575	$44,244
Weighted average fair value of options granted	$1.15	$1.91

As of September 30, 2020, there was $1,052,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.82 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
Expected life in months(1)	72	72
Volatility(1)	29%	24%
Weighted average risk-free interest rate(2)	0.53%	2.23%
Expected dividends(3)	5.71%	3.95%
(1)	The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.
(3)	Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2020	239,453	$11.23
Granted	168,117	$9.20
Vested	(108,870)	$13.19
Forfeited or expired	—	$—
Nonvested shares at September 30, 2020	298,700	$10.83

As of September 30, 2020, there was $2,638,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 1.94 years.

12) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. Unamortized debt issuance cost totaled $307,000 at September 30, 2020. See “LIBOR Transition and Phase–Out” above.

The Company acquired $10,000,000 of subordinated debt from the Presidio transaction with an interest rate of 8%, which was redeemed on December 19, 2019.  As a result of the redemption of the Presidio subordinated debt, the Company paid a pre-payment penalty of $300,000 during the fourth quarter of 2019.

13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since September 30, 2020, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2020.

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2020 and December 31, 2019, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2020 and December 31, 2019.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2020
Total Capital	$479,366	16.0%	$315,142	10.5%
(to risk-weighted assets)
Tier 1 Capital	$404,973	13.5%	$255,115	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$404,973	13.5%	$210,095	7.0%
(to risk-weighted assets)
Tier 1 Capital	$404,973	9.3%	$174,521	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2019
Total Capital	$457,158	14.6%	$329,306	10.5%
(to risk-weighted assets)
Tier 1 Capital	$393,432	12.5%	$266,581	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$393,432	12.5%	$219,538	7.0%
(to risk-weighted assets)
Tier 1 Capital	$393,432	9.7%	$161,677	4.0%
(to average assets)
(2)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2020, and December 31, 2019.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2020
Total Capital	$457,069	15.2%	$299,993	10.0%	$314,992	10.5%
(to risk-weighted assets)
Tier 1 Capital	$422,369	14.1%	$239,994	8.0%	$254,994	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$422,369	14.1%	$194,995	6.5%	$209,995	7.0%
(to risk-weighted assets)
Tier 1 Capital	$422,369	9.7%	$218,066	5.0%	$174,453	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2019
Total Capital	$435,757	13.9%	$313,485	10.0%	$329,159	10.5%
(to risk-weighted assets)
Tier 1 Capital	$411,585	13.1%	$250,788	8.0%	$266,462	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$411,585	13.1%	$203,765	6.5%	$219,439	7.0%
(to risk-weighted assets)
Tier 1 Capital	$411,585	10.2%	$202,013	5.0%	$161,611	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,693,000 at September 30, 2020, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

At a Special Meeting of Shareholders on August 27, 2019, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares of common stock.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2020, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $29,996,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $8,000,000, during the third, second and first quarters of 2020, for a total of $24,000,000.

14) Commitments and Loss Contingencies

Loss Contingencies

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,185,077,000 at September 30, 2020, compared to $753,078,000 at September 30, 2019, and $1,120,638,000 at December 31, 2019. Unused commitments represented 44% outstanding gross loans at September 30, 2020, 40% at September 30, 2019, and 44% at December 31, 2019.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	September 30,
	2020			2019			December 31, 2019
	Fixed	Variable		Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$133,400	$1,026,450	$1,159,850	$148,011	$589,479	$737,490	$147,372	$951,206	$1,098,578
Standby letters of credit	4,089	21,138	25,227	2,244	13,344	15,588	11,445	10,615	22,060
	$137,489	$1,047,588	$1,185,077	$150,255	$602,823	$753,078	$158,817	$961,821	$1,120,638

For the nine months ended September 30, 2020, there was an increase of $547,000 to the allowance for losses for the Company’s off-balance sheet credit exposures. The increase in the allowance for losses for off-balance sheet credit exposures in the first nine months of 2020 was driven by increased loss factors in the CECL model for all loan segments with off-balance sheet exposures which resulted from deterioration in the economic forecast assumptions used in the CECL model.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	September 30,
	2020	2019

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$632	$1,032
Noninterest Income Out-of-scope of Topic 606	1,963	1,586
Total noninterest income	$2,595	$2,618

	Nine Months Ended
	September 30,
	2020	2019

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$2,251	$3,370
Gain on the disposition of foreclosed assets	791	—
Total noninterest income in-scope of Topic 606	3,042	3,370
Noninterest Income Out-of-scope of Topic 606	4,824	4,481
Total noninterest income	$7,866	$7,851

16) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Salaries and employee benefits	$11,967	$10,467	$38,470	$31,935
Occupancy and equipment	2,283	1,550	5,821	4,634
Professional fees	1,352	789	3,942	2,360
Amortization of intangible assets	965	554	2,787	1,661
Software subscriptions	641	601	2,276	1,746
Insurance expense	591	479	1,625	1,354
Supplemental retirement plan cost	585	310	1,344	930
Data processing	463	454	2,218	1,865
Other	2,321	2,705	9,471	7,787
Total noninterest expense	$21,168	$17,909	$67,954	$54,272

The following table presents the merger-related costs included in other and salaries and employee benefits by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Salaries and employee benefits	$—	$—	$356	$—
Other	17	661	2,144	1,201
Total merger-related costs	$17	$661	$2,500	$1,201

17) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of September 30, 2020, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $37,000,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2020	2019	2020	2019

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,664	$1,035	$5,166	$3,129
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,463	$1,040	$4,032	$3,066
Operating Lease - ROU assets	$37,000	$7,089	$37,000	$7,089
Operating Lease - Liabilities	$37,000	$7,089	$37,000	$7,089
Weighted Average Lease Term - Operating Leases	8.45 yrs	3.59 yrs	8.45 yrs	3.59 yrs
Weighted Average Discount Rate - Operating Leases	4.54%	5.24%	4.54%	5.24%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2020	$1,539
2021	5,242
2022	5,668
2023	5,039
2024	4,692
Thereafter	23,061
Total undiscounted cash flows	45,241
Discount on cash flows	(8,241)
Total lease liability	$37,000

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

In June of 2019, the Company entered into a lease agreement for 54,910 square feet of office space in San Jose, California, commencing on February 1, 2020. The Company completed the relocation of its corporate headquarters, San Jose Branch and factoring subsidiary, Bay View Funding to 224 Airport Parkway, San Jose, California in the third quarter of 2020.

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

	Three Months Ended September 30, 2020
	Banking(1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$33,820	2,432	$36,252
Intersegment interest allocations	184	(184)	—
Total interest expense	2,087	—	2,087
Net interest income	31,917	2,248	34,165
Provision for credit losses on loans	169	28	197
Net interest income after provision	31,748	2,220	33,968
Noninterest income	2,412	183	2,595
Noninterest expense (2)	19,594	1,574	21,168
Intersegment expense allocations	72	(72)	—
Income before income taxes	14,638	757	15,395
Income tax (benefit) expense	3,974	224	4,198
Net income	$10,664	$533	$11,197

Total assets	$4,541,331	$65,454	$4,606,785
Loans, net of deferred fees	$2,649,334	$47,682	$2,697,016
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended September 30, 2019
	Banking(1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$30,371	2,879	$33,250
Intersegment interest allocations	303	(303)	—
Total interest expense	2,625	—	2,625
Net interest income	28,049	2,576	30,625
Provision (credit) for loan losses	(1,019)	443	(576)
Net interest income after provision	29,068	2,133	31,201
Noninterest income	2,488	130	2,618
Noninterest expense (2)	16,204	1,705	17,909
Intersegment expense allocations	125	(125)	—
Income before income taxes	15,477	433	15,910
Income tax expense	4,505	128	4,633
Net income	$10,972	$305	$11,277

Total assets	$3,119,367	$63,104	$3,182,471
Loans, net of deferred fees	$1,831,172	$44,215	$1,875,387
Goodwill	$70,709	$13,044	$83,753

(1) Includes the holding company’s results of operations

(2) The banking segment’s noninterest expense includes merger-related costs of $17,000 and $661,000 for the third quarters of 2020 and 2019, respectively.

	Nine Months Ended September 30, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$106,455	$7,871	$114,326
Intersegment interest allocations	686	(686)	—
Total interest expense	6,641	—	6,641
Net interest income	100,500	7,185	107,685
Provision for credit losses on loans	14,150	431	14,581
Net interest income after provision	86,350	6,754	93,104
Noninterest income	7,318	548	7,866
Noninterest expense (2)	63,113	4,841	67,954
Intersegment expense allocations	307	(307)	—
Income before income taxes	30,862	2,154	33,016
Income tax expense	8,703	637	9,340
Net income	$22,159	$1,517	$23,676

Total assets	$4,541,331	$65,454	$4,606,785
Loans, net of deferred fees	$2,649,334	$47,682	$2,697,016
Goodwill	$154,587	$13,044	$167,631

	Nine Months Ended September 30, 2019
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$91,388	$8,800	$100,188
Intersegment interest allocations	909	(909)	—
Total interest expense	7,605	—	7,605
Net interest income	84,692	7,891	92,583
Provision for loan losses	(2,655)	278	(2,377)
Net interest income after provision	87,347	7,613	94,960
Noninterest income	7,361	490	7,851
Noninterest expense (2)	49,189	5,083	54,272
Intersegment expense allocations	378	(378)	—
Income before income taxes	45,897	2,642	48,539
Income tax expense	12,982	781	13,763
Net income	$32,915	$1,861	$34,776

Total assets	$3,119,367	$63,104	$3,182,471
Loans, net of deferred fees	$1,831,172	$44,215	$1,875,387
Goodwill	$70,709	$13,044	$83,753
(1)	Includes the holding company’s results of operations
(2)	The banking segment’s noninterest expense includes merger-related costs of $2,500,000 and $1,201,000 for the first nine months of 2020 and 2019, respectively.

19) Subsequent Events

On October 22, 2020, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on November 20, 2020, to shareholders of record at close of business day on November 6, 2020.

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

Performance Overview

For the three months ended September 30, 2020, net income was $11.2 million, or $0.19 per average diluted common share, compared to $11.3 million, or $0.26 per average diluted common share, for the three months ended September 30, 2019. The Company’s annualized return on average tangible assets was 1.02% and annualized return on average tangible equity was 11.41% for the three months ended September 30, 2020, compared to 1.49% and 15.08%, respectively, for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, net income was $23.7 million, or $0.39 per average diluted common share, compared to $34.8 million, or $0.80 per average diluted common share, for the nine months ended September 30, 2019. The Company’s annualized return on average tangible assets was 0.73% and annualized return on average tangible equity was 8.12% for the nine months ended September 30, 2020, compared to 1.55% and 16.26%, respectively, for the nine months ended September 30, 2019.

Earnings for the first nine months of 2020 were impacted by the effect of our $13.3 million pre-tax CECL related provision for credit losses on loans for the first quarter of 2020, driven by forecasted effects on economic activity from the COVID-19 pandemic, and $2.5 million of pre-tax merger-related costs, as discussed in more detail below. See “Coronavirus (COVID-19),” “Adoption of CECL,” and “Liquidity” below.

Coronavirus (COVID-19)

The overall impact of the pandemic on our local economy and communities continues to be felt. In our seven county Bay Area market, 331,000 jobs (9.2%) have been lost since the end of February 2020. The unemployment rate in the seven Bay Area counties we serve fell to 8.1% in September, down from 12.8% in April, but still higher than the 2.7% in February 2020.

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

In response to two economic stimulus laws passed by Congress in the first half of the year, Heritage Bank of Commerce funded 1,105 PPP loans, with total principal balances of $333.4 million. During the second and third quarters of 2020, PPP loan pay offs totaled $9.8 million and the Bank ended the third quarter of 2020 with $323.6 million in outstanding PPP loan balances. These loans generated $1.4 million in interest income and $2.2 million in deferred fees, which were partially offset by ($245,000) in deferred costs expensed during the second and third quarters of 2020. At September 30, 2020, total loans included deferred fees on PPP loans of $9.0 million and deferred costs of $995,000.

In accordance with new accounting guidance issued earlier this year by federal bank regulators, the Bank made accommodations for initial payment deferrals for a number of customers of up to 90 days, generally, with the potential, upon application, of an additional 90 days of payment deferral (180 days maximum). The Bank also waived all normal applicable fees. The following table shows the deferments at September 30, 2020 by category for non-SBA loans:

					% of
					Total
	Underlying Collateral				Non-PPP
		Business	Real		Related
	Unsecured	Assets	Estate	Total	Loans(3)

	(Dolllars in thousands)
Regular Payments Resumed	$55	$35,694	$109,557	$145,306	6%
Initial Deferments(1)	-	962	17,334	18,296	1%
2nd Deferments(2)	-	3,503	19,553	23,056	1%
Total	$55	$40,159	$146,444	$186,658	8%
(1)	Initial deferments were generally for 3 months
(2)	2nd deferments were for an additional 3 months
(3)	Total Non-PPP Loans as of September 30, 2020

The Bank had elected to initially downgrade the risk grades of these loans to “Special Mention” status and upon return to regular monthly payment status, most have now been upgraded back to “Pass.” At the end of the third quarter of 2020, the pool of deferred loans in our portfolio were mostly tied to business borrowers from a broad range of industries and included $2.0 million in loan deferments to the healthcare industry and $7.8 million in loan deferments to the accommodation and food services industries (mostly hotels and restaurants). Of the $41.4 million of loans remaining in deferral, 89% are supported by some form of commercial or residential real estate. Commercial real estate (“CRE”) deferments of $24.2 million included $19.6 million of investor CRE and $4.6 million of owner-occupied CRE. Deferred loans secured by CRE had an average loan-to-value (“LTV”) ratio of 44.5% at the end of the third quarter of 2020. There was also $12.6 million of deferrments on residential real estate, primarily home equity lines, as of September 30, 2020. The majority of deferred loans are also supported by personal guarantees.

In addition to its portfolio of SBA PPP loans, the Bank also has a portfolio of SBA 7(a) loans totaling $49.6 million as of October 16, 2020. As part of the SBA’s Coronavirus debt relief efforts, beginning in April of 2020, the SBA commenced a six-month program to cover payments of principal, interest and any associated fees for these borrowers, which largely ended with the September payment. The following table reflects the status of these SBA 7(a) loans as of October 16, 2020:

		Number
	Dollars	of Loans

	(Dollars in thousands)
SBA 7(a) loans that borrowers made payments
by October 16, 2020	$40,506	238
Payments Not Made / NSF / Returned	2,360	16
Due dates later in October	88	2
New loans / No payment due	435	1
C.A.R.E.S Payments	4,746	11
Request for Deferral	1,444	13	(1)
Total Portfolio	$49,579	281

(1) Of the 13 loan requests for deferral, 5 have made their October 2020 payments.

Credit Quality and Performance

At September 30, 2020, nonperforming assets (“NPAs”) declined by ($3.9) million, or (28%), to $10.3 million, compared to $14.2 million at September 30, 2019, and increased by $434,000, or 4% from $9.8 million at December 31, 2019. Classified assets increased to $33.0 million, or 0.72% of total assets, at September 30, 2020, compared to $20.2 million, or 0.64% of total assets, at September 30, 2019, and $32.6 million, or 0.79% of total assets, at December 31, 2019.

There was a $197,000 provision for credit losses on loans for the third quarter of 2020, compared to a credit to the provision for loan losses of ($576,000) for the third quarter of 2019. There was a $14.6 million provision for credit losses on loans for the nine months ended September 30, 2020, compared to a ($2.4) million credit to the provision for loan losses for the nine months ended September 30, 2019.

The increase in the provision for credit losses on loans for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was driven primarily by a significantly deteriorated economic outlook resulting from the COVID-19 pandemic. Most major economic forecasts, including the California Economic Forecast (“CEF”) used by the Bank in its CECL Model, show a significant decline in California Gross Domestic Product (“GDP”) and a substantial rise in unemployment for 2020. At January 1, 2020, the forecast for California GDP for 2020 was an annual increase in the low single digits and the forecasted California unemployment rate for 2020 was in the mid-single digits. In September 2020, the CEF forecast was revised for GDP in the negative low single digits and peak unemployment in the low double digits. The three loan classes where the largest increases in reserves were recorded under the CECL loss rate methodology were investor-owned CRE, construction & land, and commercial and industrial (“C&I”). Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

The Company continues to monitor portfolio loans made to commercial customers with businesses in higher risk sectors due to the COVID-19 pandemic. The following table provides a breakdown of such loans as a percentage of total loans at September 30, 2020, June 30, 2020, and March 31, 2020:

	% of Total	% of Total	% of Total
	Loans at	Loans at	Loans at
HIGHER RISK SECTORS	September 30, 2020	June 30, 2020	March 31, 2020
Health care and social assistance:
Offices of dentists	1.86%	1.79%	1.63%
Other community housing services	0.74%	0.76%	0.70%
Offices of physicians (except mental health specialists)	0.27%	0.27%	0.11%
All others	2.15%	2.21%	1.84%
Total health care and social assistance	5.02%	5.03%	4.28%
Retail trade:
Gasoline stations with convenience stores	1.97%	1.90%	1.98%
All others	2.44%	2.44%	2.18%
Total retail trade	4.41%	4.34%	4.16%
Accommodation and food services:
Full-service restaurants	1.40%	1.38%	0.86%
Limited-service restaurants	0.74%	0.79%	0.63%
Hotels (except casino hotels) and motels	0.92%	0.89%	0.94%
All others	0.68%	0.70%	0.52%
Total accommodation and food services	3.74%	3.76%	2.95%
Educational services:
Elementary and secondary schools	0.57%	0.65%	0.15%
Education support services	0.43%	0.40%	0.15%
All others	0.17%	0.24%	0.17%
Total educational services	1.17%	1.29%	0.47%
Arts, entertainment, and recreation	1.27%	1.26%	1.09%
Purchased participations in micro loan portfolio	0.68%	0.80%	0.95%
Total higher risk sectors	16.29%	16.48%	13.90%

The increase in higher risk sectors in the second and third quarters, compared to the first quarter of 2020, was primarily due to the addition of PPP loans during the second quarter of 2020.

Presidio Bank (“Presidio”) Merger

The Company completed its merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Presidio effective October 11, 2019 (the “merger date”). Presidio’s results of operations were included in the Company’s results of operations beginning October 12, 2019. The Presidio systems and integration conversion was successfully completed in the first quarter of 2020. Merger-related costs reduced pre-tax earnings by $17,000 for the third quarter of 2020 compared to $661,000 for the third quarter of 2019 and by $2.5 million for the first nine months of 2020, compared to $1.2 million for first nine months of 2019.

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

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	September 30,	September 30,
	2020	2019

	(Dollars in thousands)
Total factored receivables	$47,682	$44,215
Average factored receivables
For the three months ended	$40,300	$47,614
For the nine months ended	$44,101	$47,271
Total full time equivalent employees	35	36

Third Quarter 2020 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, increased 12% to $34.2 million for the third quarter of 2020, compared to $30.6 million for the third quarter of 2019. Net interest income, before provision for credit losses on loans, increased 16% to $107.7 million for the first nine months of 2020, compared to $92.6 million for the first nine months of 2019.

●	The fully tax equivalent (“FTE”) net interest margin contracted 100 basis points to 3.24% for the third quarter of 2020, from 4.24% for the third quarter of 2019, primarily due to the impact of the 150 basis points decrease in the Federal funds rate in March 2020 resulting in a decline in the average yield of loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities.

●	For the first nine months of 2020, the net interest margin the FTE net interest margin contracted 71 basis points to 3.62%, compared to 4.33% for the first nine months of 2019, primarily due to the impact of the 150 basis points decrease in the Federal funds rate in March 2020 resulting in decreases in the yields on loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities.

●	The average yield on the loan portfolio decreased to 4.86% for the third quarter of 2020, compared to 5.83% for the third quarter of 2019, primarily due to the impact of the 150 basis points decrease in the Federal funds rate in March 2020 resulting in a decline in the average yield on loans and new average balances of lower yielding PPP loans, partially offset by an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

●	The average yield on the loan portfolio decreased to 5.10% for the nine month period ended September 30, 2020 compared to 5.90% for the nine months ended September 30, 2019, primarily due to the impact of the 150 basis points decrease in the Federal funds rate in March 2020 resulting in decreases in the prime rate on loans and new average balances of lower yielding PPP loans, partially offset by an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

●	The accretion of the loan purchase discount into loan interest income from the acquisitions was $1.2 million for the third quarter of 2020, compared to $471,000 for the third quarter of 2019. The accretion of the loan purchase discount into loan interest income from the acquisitions was $3.5 million for the first nine months of 2020, compared to $1.3 million for the first nine months of 2019.

●	The remaining net purchase discount on total loans acquired was $12.8 million at September 30, 2020.

●	The average cost of total deposits was 0.16% for the third quarter of 2020, compared to 0.31% for the third quarter of 2019. The average cost of total deposits was 0.18% for the first nine months of 2020, compared to 0.30% for the first nine months of 2019.

●	There was a $197,000 provision for credit losses on loans for the third quarter of 2020, compared to a credit to the provision for loan losses of ($576,000) for the third quarter of 2019.

●	For the nine months ended September 30, 2020, there was a $14.6 million provision for credit losses on loans, compared to a ($2.4) million credit to the provision for loan losses for the nine months ended September 30, 2019.

●	Total noninterest income remained relatively flat at $2.6 million for the third quarter of 2020, compared to the third quarter of 2019, as lower services charges and fees on deposit accounts were mostly offset by a higher gain on sales of SBA loans and a realized gain on warrants exercised during the third quarter of 2020.

For the nine months ended September 30, 2020, noninterest income remained relatively flat from $7.9 million for the nine months ended September 30, 2019, as lower services charges and fees on deposit accounts were mostly offset by a higher increase in the cash surrender value of life insurance, a gain realized on a warrant exercised, and a gain on the disposition of foreclosed assets during the first nine months of 2020.

●	Total noninterest expense for the third quarter of 2020 increased to $21.2 million, compared to $17.9 million for the third quarter of 2019, primarily due to additional employees and operating costs added as a result of the Presidio merger, and higher salaries and employee benefits as a result of annual salary increases. Noninterest expense for the nine months ended September 30, 2020 increased to $68.0 million, compared to $54.3 million for the nine months ended September 30, 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs added as a result of the Presidio merger.
●	The efficiency ratio for the third quarter of 2020 increased to 57.58%, compared to 53.87% for the third quarter of 2019. The efficiency ratio for the nine months ended September 30, 2020 was 58.81%, compared to 54.04% for the nine months ended September 30, 2019.

●	Income tax expense for the third quarter of 2020 was $4.2 million, compared to $4.6 million for the third quarter of 2019. The effective tax rate for the third quarter of 2020 was 27.3%, compared to 29.1% for the third quarter of 2019. Income tax expense for the nine months ended September 30, 2020 was $9.3 million, compared to $13.8 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 was 28.3%, compared to 28.4% for the nine months ended September 30, 2019.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, other investments and interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 68% to $1.3 billion at September 30, 2020, from $748.9 million at September 30, 2019, and increased 46% from $862.2 million at December 31, 2019.

●	At September 30, 2020, securities held-to-maturity, at amortized cost, totaled $295.6 million, compared to $342.0 million at September 30, 2019, and $366.6 million, at December 31, 2019.

●	Loans, excluding loans held-for-sale, increased $821.6 million or 44%, to $2.70 billion at September 30, 2020, compared to $1.88 billion at September 30, 2019, and increased $163.2 million or 6%, to $2.70 billion at September 30, 2020, compared to $2.53 billion at December 31, 2019. Total loans at September 30, 2020 included $323.6 million of PPP loans.

●	NPAs were $10.3 million, or 0.22% of total assets, at September 30, 2020, compared to $14.2 million, or 0.45% of total assets, at September 30, 2019, and $9.8 million, or 0.24% of total assets, at December 31, 2019. There were no foreclosed assets at September 30, 2020, September 30, 2019, and December 31, 2019.

●	Classified assets were $33.0 million, or 0.72% of total assets, at September 30, 2020, compared to $20.2 million, or 0.64% of total assets, at September 30, 2019, and $32.6 million, or 0.79% of total assets, at December 31, 2019.

●	Net charge-offs totaled $219,000 for the third quarter of 2020, compared to $160,000 for the third quarter of 2019. Net charge-offs totaled $1.0 million for the nine months ended September 30, 2020, compared to net recoveries of $424,000 for the nine months ended September 30, 2019.

●	The allowance for credit losses on loans (“ACLL”) at September 30, 2020 was $45.4 million, or 1.68% of total loans, representing 442.62% of total nonperforming loans. The allowance for loan losses (“ALLL”) at September 30, 2019 was $25.9 million, or 1.38% of total loans, representing 181.76% of total nonperforming loans. The ALLL at December 31, 2019 was $23.3 million, or 0.92% of total loans, representing 236.93% of total nonperforming loans. The ACLL was 1.91% of total loans, excluding PPP loans, at September 30, 2020.

●	Total deposits increased $1.2 billion, or 45%, to $3.89 billion at September 30, 2020, compared to $2.69 billion at September 30, 2019. Total deposits increased $475.6 million or 14% from $3.41 billion at December 31, 2019. The large increase in deposits in the third quarter of 2020 was primarily from deposits by customers who had taken out PPP loans.

●	Deposits, excluding all time deposits and CDARS deposits, increased $1.2 billion, or 48%, to $3.73 billion at September 30, 2020, compared to $2.52 billion at September 30, 2019. Deposits, excluding all time deposits and CDARS deposits, at September 30, 2020 increased $500.6 million, or 15%, compared to $3.23 billion at December 31, 2019.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 3.28% at September 30, 2020, compared to 4.79% at September 30, 2019, and 4.10% at December 31, 2019.

●	The loan to deposit ratio was 69.32% at September 30, 2020, compared to 69.74% at September 30, 2019, and 74.20% at December 31, 2019.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2020.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Risk-Based	16.0%	15.2%	10.0%	10.5%
Tier 1 Risk-Based	13.5%	14.1%	8.0%	8.5%
Common Equity Tier 1 Risk-based	13.5%	14.1%	6.5%	7.0%
Leverage	9.3%	9.7%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$2,669,694	$32,635	4.86%	$1,855,840	$27,264	5.83%
Securities — taxable	550,423	2,481	1.79%	629,339	3,504	2.21%
Securities — exempt from Federal tax (3)	72,625	586	3.21%	83,403	671	3.19%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	911,160	673	0.29%	310,008	1,952	2.50%
Total interest earning assets	4,203,902	36,375	3.44%	2,878,590	33,391	4.60%
Cash and due from banks	36,505			37,615
Premises and equipment, net	9,884			6,933
Goodwill and other intangible assets	185,879			94,441
Other assets	126,242			85,464
Total assets	$4,562,412			$3,103,043
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,700,972			$1,041,712

Demand, interest-bearing	934,892	506	0.22%	670,203	571	0.34%
Savings and money market	1,052,800	762	0.29%	737,484	1,073	0.58%
Time deposits — under $100	17,298	16	0.37%	18,549	23	0.49%
Time deposits — $100 and over	121,949	219	0.71%	127,314	373	1.16%
CDARS — interest-bearing demand, money
market and time deposits	18,741	1	0.02%	16,990	2	0.05%
Total interest-bearing deposits	2,145,680	1,504	0.28%	1,570,540	2,042	0.52%
Total deposits	3,846,652	1,504	0.16%	2,612,252	2,042	0.31%

Subordinated debt, net of issuance costs	39,663	583	5.85%	39,477	583	5.86%
Short-term borrowings	96	—	0.00%	151	—	0.00%
Total interest-bearing liabilities	2,185,439	2,087	0.38%	1,610,168	2,625	0.65%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	3,886,411	2,087	0.21%	2,651,880	2,625	0.39%
Other liabilities	99,866			60,077
Total liabilities	3,986,277			2,711,957
Shareholders’ equity	576,135			391,086
Total liabilities and shareholders’ equity	$4,562,412			$3,103,043

Net interest income / margin		34,288	3.24%		30,766	4.24%
Less tax equivalent adjustment		(123)			(141)
Net interest income		$34,165			$30,625

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $1,441,000 for the third quarter of 2020 (of which $1,305,000 was from PPP loans), compared to $189,000 for the third quarter of 2019.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$2,623,672	$100,262	5.10%	$1,842,870	$81,321	5.90%
Securities — taxable	610,590	9,584	2.10%	692,369	12,149	2.35%
Securities — exempt from Federal tax (3)	76,371	1,845	3.23%	84,882	2,057	3.24%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	671,753	3,022	0.60%	249,473	5,094	2.73%
Total interest earning assets (3)	3,982,386	114,713	3.85%	2,869,594	100,621	4.69%
Cash and due from banks	39,575			37,293
Premises and equipment, net	9,198			7,024
Goodwill and other intangible assets	186,697			94,976
Other assets	126,211			85,312
Total assets	$4,344,067			$3,094,199
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,600,522			$1,022,654

Demand, interest-bearing	875,501	1,573	0.24%	686,144	1,801	0.35%
Savings and money market	994,315	2,470	0.33%	744,333	3,015	0.54%
Time deposits — under $100	17,964	56	0.42%	19,392	66	0.46%
Time deposits — $100 and over	127,360	801	0.84%	126,732	986	1.04%
CDARS — interest-bearing demand, money
market and time deposits	16,894	4	0.03%	14,151	5	0.05%
Total interest-bearing deposits	2,032,034	4,904	0.32%	1,590,752	5,873	0.49%
Total deposits	3,632,556	4,904	0.18%	2,613,406	5,873	0.30%

Subordinated debt, net of issuance costs	39,617	1,737	5.86%	39,414	1,731	5.87%
Short-term borrowings	162	—	0.00%	120	1	1.11%
Total interest-bearing liabilities	2,071,813	6,641	0.43%	1,630,286	7,605	0.62%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	3,672,335	6,641	0.24%	2,652,940	7,605	0.38%
Other liabilities	97,690			60,340
Total liabilities	3,770,025			2,713,280
Shareholders’ equity	576,042			380,919
Total liabilities and shareholders’ equity	$4,346,067			$3,094,199

Net interest income (3) / margin		108,072	3.62%		93,016	4.33%
Less tax equivalent adjustment (3)		(387)			(433)
Net interest income		$107,685			$92,583

(1)Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $2,353,000 for the first nine months of 2020 (of which $1,942,000 was from PPP loans), compared to $490,000 for the first nine months of 2019.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended September 30,
	2020 vs. 2019
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$9,963	$(4,592)	$5,371
Securities — taxable	(351)	(672)	(1,023)
Securities — exempt from Federal tax (1)	(87)	2	(85)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	447	(1,726)	(1,279)
Total interest income on interest-earning assets	9,972	(6,988)	2,984

Expense from the interest-bearing liabilities:
Demand, interest-bearing	135	(200)	(65)
Savings and money market	224	(535)	(311)
Time deposits — under $100	(1)	(6)	(7)
Time deposits — $100 and over	(8)	(146)	(154)
CDARS — interest-bearing demand, money market
and time deposits	—	(1)	(1)
Subordinated debt, net of issuance costs	2	(2)	—
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	352	(890)	(538)
Net interest income	$9,620	$(6,098)	3,522
Less tax equivalent adjustment			18
Net interest income			$3,540

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended September 30,
	2020 vs. 2019
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$29,901	$(10,960)	$18,941
Securities — taxable	(1,301)	(1,264)	(2,565)
Securities — exempt from Federal tax (1)	(208)	(4)	(212)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,901	(3,973)	(2,072)
Total interest income on interest-earning assets	30,293	(16,201)	14,092

Expense from the interest-bearing liabilities:
Demand, interest-bearing	340	(568)	(228)
Savings and money market	631	(1,176)	(545)
Time deposits — under $100	(5)	(5)	(10)
Time deposits — $100 and over	4	(189)	(185)
CDARS — interest-bearing demand, money market
and time deposits	1	(2)	(1)
Subordinated debt, net of issuance costs	8	(2)	6
Short-term borrowings	—	(1)	(1)
Total interest expense on interest-bearing liabilities	979	(1,943)	(964)
Net interest income	$29,314	$(14,258)	15,056
Less tax equivalent adjustment			46
Net interest income			$15,102

(2)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

The Company’s fully tax equivalent (“FTE”) net interest margin, expressed as a percentage of average earning assets, contracted 100 basis points to 3.24% for the third quarter of 2020, from 4.24% for the third quarter of 2019, primarily due to the impact of the 150 basis points decrease in the Federal funds rate in March 2020 resulting in a decline in the average yield of loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities.

For the first nine months of 2020, the net interest margin contracted 71 basis points to 3.62%, compared to 4.33% for the first nine months of 2019, primarily due to the impact of the 150 basis points decrease in the Federal funds rate in March 2020 resulting in decreases in the yields on loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,266,227	$26,508	4.65%	$1,748,379	$23,401	5.31%
PPP loans	324,518	816	1.00%	—	—	—
PPP fees, net	—	1,305	1.60%	—	—	—
Bay View Funding factored receivables	40,300	2,431	24.00%	47,614	2,879	23.99%
Residential mortgages	29,399	180	2.44%	34,639	229	2.62%
Purchased CRE loans	22,603	195	3.43%	30,567	284	3.69%
Loan fair value mark / accretion	(13,353)	1,200	0.21%	(5,359)	471	0.11%
Total loans (includes loans held-for-sale)	$2,669,694	$32,635	4.86%	$1,855,840	$27,264	5.83%

The average yield on the loan portfolio decreased to 4.86% for the third quarter of 2020, compared to 5.83% for the third quarter of 2019, primarily due to the impact of the 150 basis points decrease in the Federal funds rate in March 2020 resulting in a decline in the average yield on loans and new average balances of lower yielding PPP loans, partially offset by an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,351,369	$84,304	4.79%	$1,733,784	$69,594	5.37%
PPP loans	186,497	1,398	1.00%	—	—	—
PPP fees, net	—	1,942	1.39%	—	—	—
Bay View Funding factored receivables	44,102	7,871	23.84%	47,271	8,800	24.89%
Residential mortgages	31,224	607	2.60%	35,840	714	2.66%
Purchased CRE loans	25,152	655	3.48%	31,788	869	3.65%
Loan fair value mark / accretion	(14,672)	3,485	0.20%	(5,813)	1,344	0.10%
Total loans (includes loans held-for-sale)	$2,623,672	$100,262	5.10%	$1,842,870	$81,321	5.90%

The yield on the loan portfolio decreased to 5.10% for the first nine months of 2020, compared to 5.90% for the first nine months of 2019, primarily due to the impact of the 150 basis points decrease in the Federal funds rate in March 2020 resulting in decreases in the prime rate on loans and new average balances of lower yielding PPP loans, partially offset an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

The average cost of total deposits was 0.16% for the third quarter of 2020, compared to 0.31% for the third quarter of 2019. The cost of total deposits was 0.18% for the first nine months of 2020, compared to 0.30% for the first nine months of 2019.

Net interest income, before provision for credit losses on loans, increased 12% to $34.2 million for the third quarter of 2020, compared to $30.6 million for the third quarter of 2019, primarily due to an increase in the average balance of loans resulting from the Presidio merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio during the fourth quarter of 2019, partially offset by decreases in the prime interest rate and decreases in the yield on investment securities and overnight funds. Net interest income increased 16% to $107.7 million for the first nine months of 2020, compared to $92.6 million for the first nine months of 2019, primarily due to an increase in the average balance of loans resulting from the Presidio merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio, partially offset by decreases in the prime rate, and decreases in the yield on investment securities and overnight funds.

Provision for Credit Losses on Loans

Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses on loans through charges to earnings, which are presented in the statements of income as the provision for credit losses on loans. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses on loans is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for credit losses on loans and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for credit losses on loans and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. The provision for credit losses on loans and level of allowance for each period are also dependent on forecast data for the state of California including GDP and unemployment projections provided by the California Economic Forecast (“CEF”, www.CaliforniaForecast.com).

There was a $197,000 provision for credit losses on loans for the third quarter of 2020, compared to a credit to the provision for loan losses of ($576,000) for the third quarter of 2019. For the nine months ended September 30, 2020, there was a $14.6 million provision for credit losses on loans compared to a ($2.4) million credit to the provision for loan losses for the nine months ended September 30, 2019. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Performance” and “Allowance for Credit Losses on Loans.”

The allowance for credit losses on loans totaled $45.4 million, or 1.68% of total loans at September 30, 2020. The allowance for loan losses was $25.9 million, or 1.38% of total loans at September 30, 2019, and $23.3 million, or 0.92% of total loans at December 31, 2019. The allowance for credit losses on loans to total nonperforming loans was 442.62% at September 30, 2020. The allowance for loan losses to total nonperforming loans was 181.76% at September 30, 2019, and 236.93% at December 31, 2019. Net charge-offs totaled $219,000 for the third quarter of 2020, compared to $160,000 for the third quarter of 2019. Net charge-offs totaled $1.0 million for the nine months ended September 30, 2020, compared to net recoveries of $424,000 for the nine months ended September 30, 2019.

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	September 30,		2020 versus 2019
	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$632	$1,032	$(400)	(39)%
Increase in cash surrender value of life insurance	464	336	128	38%
Gain on sales of SBA loans	400	156	244	156%
Servicing income	187	139	48	35%
Gain on sales of securities	—	330	(330)	(100)%
Other	912	625	287	46%
Total	$2,595	$2,618	$(23)	(1)%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2020 versus 2019
	2020	2019	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,251	$3,370	$(1,119)	(33)%
Increase in cash surrender value of life insurance	1,380	999	381	38%
Gain on sales of SBA loans	467	331	136	41%
Servicing income	575	480	95	20%
Gain on sales of securities	270	878	(608)	(69)%
Gain on the disposition of foreclosed assets	791	—	791	N/A
Other	2,132	1,793	339	19%
Total	$7,866	$7,851	$15	0%

Total noninterest income remained relatively flat at $2.6 million for the third quarter of 2020, compared to the third quarter of 2019, as lower services charges and fees on deposit accounts were mostly offset by a higher gain on sales of SBA loans and a realized gain on warrants exercised during the third quarter of 2020. For the nine months ended September 30, 2020, noninterest income remained relatively flat from $7.9 million for the nine months ended September 30, 2019, as lower services charges and fees on deposit accounts were mostly offset by a higher increase in the cash surrender value of life insurance, a gain realized on a warrant exercised, and a gain on the disposition of foreclosed assets during the first nine months of 2020.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the third quarter ended September 30, 2020, SBA loan sales resulted in a $400,000 gain, compared to a $156,000 gain on sales of SBA loans for the third quarter ended September 30, 2019. For the nine months ended September 30, 2020, SBA loan sales resulted in a $467,000 gain, compared to a $331,000 gain on sale of SBA loans for the nine months ended September 30, 2019.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	September 30,		2020 versus 2019
	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$11,967	$10,467	$1,500	14%
Occupancy and equipment	2,283	1,550	733	47%
Professional fees	1,352	789	563	71%
Amortization of intangible assets	965	554	411	74%
Software subscriptions	641	601	40	7%
Insurance expense	591	479	112	23%
Supplemental retirement plan cost	585	310	275	89%
Data processing	463	454	9	2%
Other, excluding merger-related costs	2,304	2,044	260	13%
Total noninterest expense, excluding merger-related costs	21,151	17,248	3,903	23%
Other merger-related costs (1)	17	661	(644)	(97)%
Total noninterest expense, inluding merger-related costs	$21,168	$17,909	$3,259	18%
(1)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2020 versus 2019
	2020	2019	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$38,114	$31,935	$6,179	19%
Occupancy and equipment	5,821	4,634	1,187	26%
Professional fees	3,942	2,360	1,582	67%
Amortization of intangible assets	2,787	1,661	1,126	68%
Software subscriptions	2,276	1,746	530	30%
Insurance expense	1,625	1,354	271	20%
Supplemental retirement plan cost	1,344	930	414	45%
Data processing	2,218	1,865	353	19%
Other, excluding merger-related costs	7,327	6,586	741	11%
Total noninterest expense, excluding merger-related costs	65,454	53,071	12,383	23%
Salaries and employee benefits merger-related costs (1)	356	—	356	N/A
Other merger-related costs (2)	2,144	1,201	943	79%
Total noninterest expense, inluding merger-related costs	$67,954	$54,272	$13,682	25%
(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended September 30,
		Percent of		Percent of
	2020	Total	2019	Total

	(Dollars in thousands)
Salaries and employee benefits	$11,967	56%	$10,467	58%
Occupancy and equipment	2,283	11%	1,550	9%
Professional fees	1,352	6%	789	4%
Amortization of intangible assets	965	5%	554	3%
Software subscriptions	641	3%	601	3%
Insurance expense	591	3%	479	3%
Supplemental retirement plan cost	585	3%	310	2%
Data processing	463	2%	454	3%
Other, excluding merger-related costs	2,304	11%	2,044	11%
Total noninterest expense, excluding merger-related costs	21,151	100%	17,248	96%
Other merger-related costs (2)	17	0%	661	4%
Total noninterest expense, inluding merger-related costs	$21,168	100%	$17,909	100%

	Nine Months Ended September 30,
		Percent		Percent
	2020	of Total	2019	of Total

	(Dollars in thousands)
Salaries and employee benefits	$38,114	56%	$31,935	59%
Occupancy and equipment	5,821	9%	4,634	9%
Professional fees	3,942	6%	2,360	4%
Amortization of intangible assets	2,787	4%	1,661	3%
Software subscriptions	2,276	3%	1,746	3%
Insurance expense	1,625	2%	1,354	3%
Supplemental retirement plan cost	1,344	2%	930	2%
Data processing	2,218	3%	1,865	3%
Other, excluding merger-related costs	7,327	11%	6,586	12%
Total noninterest expense, excluding merger-related costs	65,454	96%	53,071	98%
Salaries and employee benefits merger-related costs (1)	356	1%	—	0%
Other merger-related costs (2)	2,144	3%	1,201	2%
Total noninterest expense, inluding merger-related costs	$67,954	100%	$54,272	100%
(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

Total noninterest expense for the third quarter of 2020 increased to $21.2 million, compared to $17.9 million for the third quarter of 2019, primarily due to additional employees and operating costs as a result of the Presidio merger, and higher salaries and employee benefits as a result of annual salary increases. Noninterest expense for the nine months ended September 30, 2020 increased to $68.0 million, compared to $54.3 million for the nine months ended September 30, 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs added as a result of the Presidio merger. Full time equivalent employees were 342, 308, and 357 at September 30, 2020, September 30, 2019, and December 31, 2019, respectively

Income Tax Expense

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Effective income tax rate	27.3%	29.1%	28.3%	28.4%

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

The Company’s Federal and state income tax expense for the third quarter of 2020 was $4.2 million, compared to $4.6 million for the third quarter of 2019. The Company’s Federal and state income tax expense for the nine months ended September 30, 2020 was $9.3 million, compared to $13.8 million for the nine months ended September 30, 2019.

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

The Company had net deferred tax assets of $27.8 million at September 30, 2020, $21.7 million at September 30, 2019, and $24.3 million at December 31, 2019. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2020, September 30, 2019, and December 31, 2019 will be fully realized in future years.

FINANCIAL CONDITION

At September 30, 2020, total assets increased 45% to $4.61 billion, compared to $3.18 billion at September 30, 2019, and increased 12% from $4.11 billion at December 31, 2019.

Securities available-for-sale, at fair value, were $294.4 million at September 30, 2020, a decrease of (12%) from $333.1 million at September 30, 2019, and a decrease of (27%) from $404.8 million at December 31, 2019. Securities held-to-maturity, at amortized cost, were $295.6 million at September 30, 2020, a decrease of (14%) from $342.0 million at September 30, 2019, and a decrease of (19%) from $366.6 million at December 31, 2019.

Loans, excluding loans held-for-sale, increased $821.6 million or 44%, to $2.70 billion at September 30, 2020, compared to $1.88 billion at September 30, 2019, and increased $163.2 million or 6%, to $2.70 billion at September 30, 2020, compared to $2.53 billion at December 31, 2019. Total loans at September 30, 2020 included $323.6 million of PPP loans.

Total deposits increased $1.2 billion, or 45%, to $3.89 billion at September 30, 2020, compared to $2.69 billion at September 30, 2019. The large increase in the Company’s deposits in the third quarter of 2020 was primarily tied to deposits by customers who had taken out PPP loans and deposits from the Presidio merger. Total deposits increased $475.6 million or 14% from $3.41 billion at December 31, 2019. Deposits, excluding all time deposits and CDARS deposits, increased $1.2 billion, or 48%, to $3.73 billion at September 30, 2020, compared to $2.52 billion at September 30, 2019. The large increase in the Company’s deposits in the third quarter of 2020 was primarily tied to deposits by customers who had taken out PPP loans and deposits from the Presidio merger. Deposits, excluding all time deposits and CDARS deposits increased $500.6 million or 15%, compared to $3.23 billion at December 31, 2019.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2020	2019	2019

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$203,609	$212,742	$284,361
U.S. Treasury	90,829	120,359	120,464
Total	$294,438	$333,101	$404,825
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$223,453	$259,312	$285,344
Municipals — exempt from Federal tax	72,211	82,721	81,216
Total	$295,664	$342,033	$366,560

The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2020:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	N/A	$203,609	1.76%	$—	N/A	$—	N/A	$203,609	1.76%
U.S. Treasury	85,769	2.82%	5,060	2.95%	—	N/A	—	N/A	90,829	2.83%
Total	$85,769	2.82%	$208,669	1.79%	$—	N/A	$—	N/A	$294,438	2.09%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$7,725	0.17%	$200,888	1.84%	$—	N/A	$14,840	3.25%	$223,453	1.88%
Municipals — exempt from Federal tax (1)	24,881	3.13%	47,081	3.29%	249	3.10%	—	N/A	72,211	3.23%
Total	$32,606	2.43%	$247,969	2.12%	$249	3.10%	$14,840	3.25%	$295,664	2.21%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

The securities portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

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

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 59% of total assets at September 30, 2020 and September 30, 2019, and represented 62% at December 31, 2019. The ratio of loans to deposits was 69.32% at September 30, 2020, compared to 69.74% at September 30, 2019, and 74.20% at December 31, 2019.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2020		September 30, 2019		December 31, 2019
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$574,359	21%	$507,879	27%	$603,345	24%
SBA PPP loans	323,550	12%	—	0%	—	0%
Real estate:
CRE - owner occupied	561,528	21%	436,262	23%	548,907	22%
CRE - non-owner occupied	713,563	27%	540,367	29%	767,821	30%
Land and construction	142,632	5%	96,679	5%	147,189	6%
Home equity	111,468	4%	85,840	5%	151,775	6%
Multifamily	169,791	6%	94,258	5%	180,623	7%
Residential mortgages	91,077	3%	92,611	5%	100,759	4%
Consumer and other	17,511	1%	21,596	1%	33,744	1%
Total Loans	2,705,479	100%	1,875,492	100%	2,534,163	100%
Deferred loan fees, net	(8,463)	—	(105)	—	(319)	—
Loans, net of deferred fees	2,697,016	100%	1,875,387	100%	2,533,844	100%
Allowance for credit losses on loans	(45,422)		(25,895)		(23,285)
Loans, net	$2,651,594		$1,849,492		$2,510,559

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 66% of its gross loans were secured by real property at September 30, 2020, compared to 72% at September 30, 2019, and 75% at December 31, 2019. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the three months ended September 30, 2020, loans were sold resulting in a gain on sales of SBA loans of $400,000, compared to $156,000 for the three months ended September

30, 2019. During the nine months ended September 30, 2020, loans were sold resulting in a gain on sales of SBA loans of and $467,000, compared to $331,000 for the nine months ended September 30, 2019.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 37 days for the first nine months of 2020 and 2019. The balance of the purchased receivables was $47.7 million at September 30, 2020, compared to $44.2 million at September 30, 2019 and $46.0 million at December 31, 2019.

The commercial loan portfolio increased $66.5 million, or 13%, to $574.4 million at September 30, 2020 from $507.9 million at September 30, 2019 and decreased ($28.9) million, or (5%), from $603.3 million at December 31, 2019. C&I line usage was 28% at September 30, 2020, compared to 35% at September 30, 2019 and December 31, 2019. In addition, the Company had $323.6 million in PPP loans at September 30, 2020.

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

The CRE owner-occupied loan portfolio increased $125.3 million or 29% to $561.5 million at September 30, 2020, from $436.2 million at September 30, 2019, and increased $12.6 million, or 2% from $548.9 million at December 31, 2019. CRE non-owner occupied loans increased $173.2 million or 32% to $713.6 million, compared to $540.4 million at September 30, 2019, and decreased ($54.2) million, or (7%) from $767.8 million at December 31, 2019. At September 30, 2020, there was 44% of the CRE loan portfolio secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $46.0 million, or 48%, to $142.6 million at September 30, 2020, compared to $96.6 million at September 30, 2019, and decreased $(4.6) million, or (3%), from $147.2 million at December 31, 2019.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $25.7 million, or 30%, to $111.5 million at September 30, 2020, compared to $85.8 million at September 30, 2019, and decreased ($40.3) million, or (27%), from $151.8 million at December 31, 2019.

Residential mortgage loans decreased ($1.5) million, or (2%), to $91.1 million at September 30, 2020, compared to $92.6 million at September 30, 2019, and decreased ($9.7) million, or (10%) from $100.8 million at December 31, 2019.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $96.1 million and $160.2 million at September 30, 2020, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of September 30, 2020. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2020, approximately 45% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$439,385	$410,509	$48,015	$897,909
Real estate:
CRE - owner occupied	126,370	245,529	189,629	561,528
CRE - non-owner occupied	254,508	143,550	315,505	713,563
Land and construction	127,767	5,503	9,362	142,632
Home equity	111,342	—	126	111,468
Multifamily	634	49,576	119,581	169,791
Residential mortgages	683	20,364	70,030	91,077
Consumer and other	9,441	6,573	1,497	17,511
Loans	$1,070,130	$881,604	$753,745	$2,705,479

Loans with variable interest rates	$1,016,947	$120,052	$72,950	$1,209,949
Loans with fixed interest rates	53,183	761,552	680,795	1,495,530
Loans	$1,070,130	$881,604	$753,745	$2,705,479

Loan Servicing

As of September 30, 2020 and 2019, $82.4 million and $87.2 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Beginning of period balance	$479	$677	$583	$871
Additions	111	35	128	75
Amortization	(51)	(121)	(172)	(355)
End of period balance	$539	$591	$539	$591

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2020 and 2019, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Beginning of period balance	$482	$572	$503	$568
Unrealized holding (loss) gain	9	(31)	(12)	(27)
End of period balance	$491	$541	$491	$541

Credit Quality and Allowance for Credit Losses on Loans

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $11.6 million and $15.3 million at September 30, 2020 and December 31, 2019, respectively, of which $2.4 million and $7.4 million were on nonaccrual, respectively. At September 30, 2020, there were also $7.2 million loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2019, there were also $1.3 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,		December 31,
	2020	2019	2019

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$9,661	$13,638	$8,675
Restructured and loans 90 days past due and
still accruing	601	609	1,153
Total nonperforming loans	10,262	14,247	9,828
Foreclosed assets	—	—	—
Total nonperforming assets	$10,262	$14,247	$9,828

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.38%	0.76%	0.39%
Nonperforming assets as a percentage of total assets	0.22%	0.45%	0.24%

Nonperforming assets were $10.3 million, or 0.22% of total assets, at September 30, 2020, compared to $14.2 million, or 0.45% of total assets, at September 30, 2019, and $9.8 million, or 0.24% of total assets, at December 31, 2019.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at September 30, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$973	$1,935	$601	$3,509
Real estate:	—	—	—	—
CRE - Owner Occupied	4,328	—	—	4,328
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	—	—	—	—
Home equity	961	—	—	961
Multifamily	—	—	—	—
Residential mortgages	—	—	—	—
Consumer and other	—	1,464	—	1,464
Total	$6,262	$3,399	$601	$10,262

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

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at September 30, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$55	$1,750	$130	$1,935
Consumer and other	1,464	-	-	1,464
Total	$1,519	$1,750	$130	$3,399

When management determines that foreclosures are probable, expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For loans which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, management has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, adjusted for selling costs as appropriate. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

Classified loans increased to $33.0 million, or 0.72% of total assets, at September 30, 2020, compared to $20.2 million, or 0.64% of total assets, at September 30, 2019 and decreased from $32.6 million, or 0.79% of total assets at December 31, 2019. Deferrals included in classified assets total $5.9 million at September 30, 2020. The increase in classified assets for the third quarter of 2020, compared to the third quarter of 2019 was primarily due to two CRE secured and one commercial lending relationships that were moved to classified assets during the first quarter of 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

Beginning January 1, 2020, we calculated allowance for credit losses on loans using CECL methodology. As of January 1, 2020, the Company increased the allowance for credit losses on loans by $8.6 million since the Topic 326 covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $323,550,000 of SBA Paycheck Protection Program ("PPP") loans at September 30, 2020.

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

Changes in the allowance for credit losses on loans were as follows for the three months ended September 30, 2020:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444
Charge-offs	(502)	-	-	-	-	-	-	(96)	(598)
Recoveries	343	-	-	19	16	-	-	1	379
Net (charge-offs) recoveries	(159)	-	-	19	16	-	-	(95)	(219)
Provision for credit losses on loans	(220)	736	(124)	(27)	14	21	(46)	(157)	197
End of period balance	$12,800	$9,283	$15,325	$2,544	$1,881	$1,849	$779	$961	$45,422

Changes in the allowance for loan losses were as follows for the three months ended September 30, 2019:

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$15,234	$11,307	$90	$26,631
Charge-offs	(315)	-	(3)	(318)
Recoveries	115	43	-	158
Net recoveries	(200)	43	(3)	(160)
Credit for loan losses	(378)	(207)	9	(576)
End of period balance	$14,656	$11,143	$96	$25,895

Changes in the allowance for credit losses on loans were as follows for the nine months ended September 30, 2020:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,637)	-	-	-	-	-	-	(99)	(1,736)
Recoveries	598	1	-	51	70	-	-	2	722
Net (charge-offs) recoveries	(1,039)	1	-	51	70	-	-	(97)	(1,014)
Provision for credit losses on loans	7,049	2,288	3,653	1,035	490	596	101	(631)	14,581
End of period balance	$12,800	$9,283	$15,325	$2,544	$1,881	$1,849	$779	$961	$45,422

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2019:

	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(617)	-	(3)	(620)
Recoveries	917	127	-	1,044
Net recoveries	300	127	(3)	424
Provision (credit) for loan losses	(2,705)	345	(17)	(2,377)
End of period balance	$14,656	$11,143	$96	$25,895

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

Allocation of Allowance for Credit Losses on Loans

	September 30,
	2020		2019		December 31, 2019
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$12,800	33%	$14,656	27%	$10,453	24%
Real estate:
CRE - owner occupied	9,283	21%	3,988	23%	3,825	22%
CRE - non-owner occupied	15,325	27%	3,521	29%	3,760	30%
Land and construction	2,544	5%	1,658	5%	2,621	6%
Home equity	1,881	4%	1,560	5%	2,244	6%
Multifamily	1,849	6%	173	5%	57	7%
Residential mortgages	779	3%	243	5%	243	4%
Consumer and other	961	1%	96	1%	82	1%
Total	$45,422	100%	$25,895	100%	$23,285	100%

The allowance for credit losses on loans totaled $45.4 million, or 1.68% of total loans at September 30, 2020. The allowance for loan losses was $25.9 million, or 1.38% of total loans at September 30, 2019, and $23.3 million, or 0.92% of total loans at December 31, 2019. The allowance for credit losses on loans was 442.62% of nonperforming loans at September 30, 2020. The allowance for loan losses was 181.76% of nonperforming loans at September 30, 2019, and 236.93% of nonperforming loans at December 31, 2019. The allowance for credit losses on loans to total loans, excluding PPP loans, was 1.91% at September 30, 2020. The Company had net charge-offs of $219,000, or 0.03% of average loans, for the third quarter of 2020, compared to net charge-offs of $160,000, or 0.03% of average loans, for the third quarter of 2019. Net charge-offs totaled $1.0 million for the nine months ended September 30, 2020, compared to net recoveries of $424,000 for the nine months ended September 30, 2019.

The following table shows the results of adopting CECL for the first nine months of 2020:

DRIVERS OF CHANGE IN ACLL UNDER CECL
(in $000’s, unaudited)
ALLL at December 31, 2019	$23,285
Day 1 adjustment impact of adopting Topic 326	8,570
ACLL at January 1, 2020	31,855
Net (charge-offs) during the first quarter of 2020	(422)
Portfolio changes during the first quarter of 2020	1,216
Economic factors during the first quarter of 2020	12,054
ACLL at March 31, 2020	44,703
Net (charge-offs) during the second quarter of 2020	(373)
Portfolio changes during the second quarter of 2020	(4,282)
Qualitative and quantitative changes during the second
quarter of 2020 including changes in economic forecasts	5,396
ACLL at June 30, 2020	45,444
Net (charge-offs) during the third quarter of 2020	(219)
Portfolio changes during the third quarter of 2020	488
Qualitative and quantitative changes during the third
quarter of 2020 including changes in economic forecasts	(291)
ACLL at September 30, 2020	$45,422

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $37.0 million on its consolidated statement of financial condition at September 30, 2020, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2020		September 30, 2019		December 31, 2019
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,698,027	44%	$1,094,953	41%	$1,450,873	42%
Demand, interest-bearing	926,041	24%	666,054	25%	798,375	23%
Savings and money market	1,108,252	28%	761,471	28%	982,430	29%
Time deposits — under $250	46,684	1%	53,560	2%	54,361	2%
Time deposits — $250 and over	92,276	2%	95,543	3%	99,882	3%
CDARS — interest-bearing demand,
money market and time deposits	19,121	1%	17,409	1%	28,847	1%
Total deposits	$3,890,401	100%	$2,688,990	100%	$3,414,768	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits and September 30, 2020 and at December 31, 2019.

Total deposits increased $1.2 billion, or 45%, to $3.89 billion at September 30, 2020, compared to $2.69 billion at September 30, 2019. The large increase in the Company’s deposits in the third quarter of 2020 was primarily tied to deposits by customers who had taken out PPP loans and deposits from the Presidio merger. Total deposits increased $475.6 million or 14% from $3.41 billion at December 31, 2019. Deposits, excluding all time deposits and CDARS deposits, increased $1.2 billion, or 48%, to $3.73 billion at September 30, 2020, compared to $2.52 billion at September 30, 2019. The large increase in the Company’s deposits in the third quarter of 2020 was primarily tied to deposits by customers who had taken out PPP loans and deposits from the Presidio merger. Deposits, excluding all time deposits and CDARS deposits increased $500.6 million or 15%, compared to $3.23 billion at December 31, 2019.

At September 30, 2020, the $19.1 million CDARS deposits comprised $13.8 million of interest-bearing demand deposits, $762,000 of money market accounts and $4.5 million of time deposits. At September 30, 2019, the $17.4 million CDARS deposits comprised $13.0 of million of interest-bearing demand deposits, $2.5 million of money market accounts and $1.9 million of time deposits. At December 31, 2019, the $28.8 million CDARS deposits comprised $12.9 million of interest-bearing demand deposits, $2.1 million of money market accounts and $13.8 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of September 30, 2020:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$41,209	43%
Over three months through six months	15,580	16%
Over six months through twelve months	28,830	30%
Over twelve months	11,149	11%
Total	$96,768	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Return on average assets	0.98%	1.44%	0.73%	1.50%
Return on average tangible assets	1.02%	1.49%	0.76%	1.55%
Return on average equity	7.73%	11.44%	5.49%	12.21%
Return on average tangible equity	11.41%	15.08%	8.12%	16.26%
Average equity to average assets ratio	12.63%	12.60%	13.26%	12.31%

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 69.32% at September 30, 2020, compared to 69.74% at September 30, 2019, and 74.20% at December 31, 2019.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had no overnight borrowings from the FHLB at September 30, 2020, September 30, 2019, and December 31, 2019. HBC had $237.0 million of loans pledged to the FHLB as collateral on an available line of credit of $177.7 million at September 30, 2020, none of which was outstanding. HBC also had $3.9 million of securities pledged to the FHLB as collateral on an available line of credit of $3.7 million at September 30, 2020, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $824.1 million of loans pledged to the FRB as collateral on an available line of credit of $463.4 million at September 30, 2020, none of which was outstanding.

At September 30, 2020, HBC had Federal funds purchase arrangements available of $80.0 million. There were no Federal funds purchased outstanding at September 30, 2020, September 30, 2019, and December 31, 2019.

The Company has a $10.0 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2020.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at September 30, 2020, September 30, 2019, and December 31, 2019.

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

It is anticipated that the LIBOR index will be phased-out by the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. We are currently reviewing loan documentation, technology systems and procedures we will need to implement for the transition.

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

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2020	2019	2019

	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$404,973	$301,444	$393,432
Additional Tier 1 capital	—	—	—
Tier 1 Capital	404,973	301,444	393,432
Tier 2 Capital	74,393	66,022	63,726
Total risk-based capital	$479,366	$367,466	$457,158

Risk-weighted assets	$3,001,350	$2,270,997	$3,136,252
Average assets for capital purposes	$4,363,027	$3,002,149	$4,041,927

Capital ratios:
Total risk-based capital	16.0%	16.2%	14.6%
Tier 1 risk-based capital	13.5%	13.3%	12.5%
Common equity Tier 1 risk-based capital	13.5%	13.3%	12.5%
Leverage(1)	9.3%	10.0%	9.7%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2020	2019	2019

	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$422,369	$319,572	$411,585
Additional Tier 1 capital	—	—	—
Tier 1 Capital	422,369	319,572	411,585
Tier 2 Capital	34,700	26,515	24,172
Total risk-based capital	$457,069	$346,087	$435,757

Risk-weighted assets	$2,999,926	$2,269,658	$3,134,848
Average assets for capital purposes	$4,361,322	$3,000,792	$4,040,265

Capital ratios:
Total risk-based capital	15.2%	15.2%	13.9%
Tier 1 risk-based capital	14.1%	14.1%	13.1%
Common equity Tier 1 risk-based capital	14.1%	14.1%	13.1%
Leverage(1)	9.7%	10.6%	10.2%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At September 30, 2020, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2020, September 30, 2019, and December 31, 2019, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2020, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At September 30, 2020, the Company had total shareholders’ equity of $577.8 million, compared to $395.3 million at September 30, 2019, and $576.7 million at December 31, 2019. At September 30, 2020, total shareholders’ equity included $493.1 million in common stock, $91.1 million in retained earnings, and ($6.4) million of accumulated other comprehensive loss. The book value per share was $9.64 at September 30, 2020, compared to $9.09 at September 30, 2019, and $9.71 at December 31, 2019. The tangible book value per share was $6.55 at September 30, 2020, compared to $6.92 at September 30, 2019, and $6.55 at December 31, 2019.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	September 30,	December 31,	September 30,
(in $000's, unaudited)	2020	2019	2019
Unrealized gain on securities available-for-sale	$4,495	$1,242	$1,202
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	271	297	308
Split dollar insurance contracts liability	(4,839)	(4,835)	(3,794)
Supplemental executive retirement plan liability	(6,662)	(6,842)	(3,900)
Unrealized gain on interest-only strip from SBA loans	351	360	386
Total accumulated other comprehensive loss	$(6,384)	$(9,778)	$(5,798)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2020. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$54,287	43.6%
+300	$40,602	32.6%
+200	$26,851	21.6%
+100	$13,391	10.8%
0	$—	—%
−100	$(10,494)	(8.4)%
−200	$(20,934)	(16.8)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at September 30, 2020, the period covered by this report on Form 10-Q.

During the three and nine months ended September 30, 2020, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Furthermore, if the U.S. economy experiences a recession as a result of the pandemic, our business could be materially and adversely affected. To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbas
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: November 5, 2020	/s/ KEITH A. WILTON
Keith A. Wilton
Chief Executive Officer

Date: November 5, 2020	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer