Form 10-K
period 2020-12-31
HERITAGE COMMERCE CORP
filed 2021-03-05
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the fiscal year ended December 31, 2020

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

224 Airport Parkway
San Jose, California 95110
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻  No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2020, based upon the closing price on that date of $7.51 per share as reported on the NASDAQ Global Select Market, and 47,177,689 shares held, was approximately $354.3 million.

As of February 10, 2021, there were 59,919,957 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2021 Annual Meeting of Shareholders to be held on May 20, 2021 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2020.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2020

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

These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:

●	the effect of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition and which has created significant uncertainties in U.S. and global markets, including our customers' ability to make timely payments on obligations, and operating expense due to alternative approaches to doing business;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	our ability to anticipate interest rate changes and manage interest rate risk;
●	changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
●	volatility in credit and equity markets and its effect on the global economy;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;
●	credit related impairment charges to our securities portfolio;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	costs and effects of legal and regulatory developments, including resolution of regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes) and other events beyond our control;
●	changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, such as the SBA Paycheck Protection Program (“PPP”), the Federal Reserve Board's efforts to provide liquidity to the financial system and provide credit to private commercial and municipal borrowers, and other programs designed to address the effects of the COVID-19 pandemic;
●	our participation as a lender in the PPP and similar programs and its effect on our liquidity, financial results, businesses and customers, including the availability of program funds and the ability of customers to comply with requirements and otherwise perform with respect to loans obtained under such programs;
●	our success in managing the risks involved in the foregoing factors.

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

Heritage Bank of Commerce is a multi-community independent bank that offers a full range of commercial banking services to small and medium-sized businesses and their owners, managers and employees. We operate through 17 full service branch offices located entirely in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. Our market includes the headquarters of a number of technology based companies in the region commonly known as “Silicon Valley.”

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

As a bank holding company, Heritage Commerce Corp is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). We are required to file with the Federal Reserve reports and other information regarding our business operations and the business operations of our subsidiaries. As a California chartered bank, Heritage Bank of Commerce is subject to primary supervision, periodic examination, and regulation by the California Department of Financial Protection and Innovation, and by the Federal Reserve, as its primary federal regulator.

Our principal executive office is located at 224 Airport Parkway, San Jose, California 95110, telephone number: (408) 947-6900.

At December 31, 2020, we had consolidated assets of $4.63 billion, deposits of $3.91 billion and shareholders’ equity of $577.9 million.

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

Presidio Bank Merger

The Company completed its merger of its wholly-owned bank subsidiary HBC with Presidio Bank (“Presidio”) effective October 11, 2019. The merger, which was first announced on May 16, 2019, was concluded following receipt of approval from both the Company’s and Presidio shareholders and all required regulatory approvals. Presidio’s results of operations have been included in the Company’s results of operations beginning October 12, 2019.

Presidio was a full-service California state-chartered commercial bank headquartered in San Francisco with branches in Palo Alto, San Francisco, San Mateo, San Rafael, and Walnut Creek, California.

Tri-Valley Bank and United American Bank Mergers

The Company completed the merger of Tri-Valley Bank (“Tri-Valley”) into HBC, the Company’s wholly-owned subsidiary, on April 6, 2018. Tri-Valley’s results of operations have been included in the Company’s results of operations beginning April 7, 2018. Tri-Valley was a full-service California state-chartered commercial bank with branches in San Ramon and Livermore, California and served businesses and individuals primarily in Contra Costa and Alameda counties in Northern California.  The Company closed the San Ramon office on July 13, 2018 and incurred $110,000 of lease termination expense.

The Company completed the merger of United American Bank (“United American”) with HBC on May 4, 2018. United American’s results of operations have been included in the Company’s results of operations beginning May 5, 2018. United American was a full-service commercial bank located in San Mateo County with full-service branches located in San Mateo, Redwood City and Half Moon Bay, California and serviced businesses, professionals and individuals.  The Company closed the Half Moon Bay office on August 10, 2018 and incurred $34,000 of lease termination expense.

Heritage Bank of Commerce

HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through nineteen full service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office Main Branch 224 Airport Parkway Suite 100 San Jose, CA 95110	Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 94022

Danville:	Branch Office 387 Diablo Road Danville, CA 94526	Los Gatos:	Branch Office 15575 Los Gatos Boulevard Building B Los Gatos, CA 95032

Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538	Morgan Hill:	Branch Office 18625 Sutter Boulevard Suite 100 Morgan Hill, CA 95037

Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020	Palo Alto:	Branch Office 325 Lytton Avenue Suite 100 Palo Alto, CA 94301

Hollister:	Branch Office 351 Tres Pinos Road Suite 102A Hollister, CA 95023	Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566

Livermore	Branch Office 1987 First Street Livermore, CA 94550	Redwood City:	Branch Office 2400 Broadway Suite 100 Redwood City, CA 94063

San Francisco:	Branch Office 120 Kearny Street Suite 2300 San Francisco, CA 94108	Walnut Creek:	Branch Office 1990 N. California Boulevard Suite 100 Walnut Creek, CA 94596

San Mateo:	Branch Office 400 S. El Camino Real Suite 150 San Mateo, CA 94402	Walnut Creek:	Loan Production Office 101 Ygnacio Valley Road Suite 108 Walnut Creek, CA 94596

San Rafael:	Branch Office 999 5th Avenue Suite 100 San Rafael, CA 94901	Bay View Funding:	Administrative Office 224 Airport Parkway Suite 200 San Jose, CA 95110

Sunnyvale:	Branch Office 333 W. El Camino Real Suite 150 Sunnyvale, CA 94087

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

As of December 31, 2020, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial loans 32% (including SBA loans, PPP loans, asset-based lending, and factored receivables); (ii) commercial real estate loans 48%; (iii) land and construction loans 6%; (iv) residential mortgage loans 3%; and (v) consumer and other loans (including home equity and multifamily loans) 11%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

Commercial and Industrial Loans.  Our commercial loan portfolio is comprised of operating secured and unsecured loans advanced for working capital, equipment purchases and other business purposes. Generally short-term loans have maturities ranging from thirty days to one year, and “term loans” have maturities ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating or fixed interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions. In addition, the Company had $290.7 million of PPP loans at December 31, 2020.

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

HBC’s commercial loans, except for the asset-based lending and the factored receivables at Bay View Funding, are primarily originated from locally-oriented commercial activities in communities where HBC has a physical presence through its branch offices.

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

Construction Loans.  We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. We also make construction loans for homes and commercial buildings built by owner occupants. The terms of commercial construction loans are made in accordance with our loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 70% loan-to-value ratio, as completed. Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. At times we provide the permanent mortgage financing on our construction loans on income-producing property. Construction loans are interest-only loans during the construction period, which typically do not exceed 18 months. If HBC provides permanent financing the short-term loan converts to permanent, amortizing financing following the completion of construction. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the borrower may not be able to obtain permanent financing or ultimate sale or rental of the property may not occur as anticipated. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

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

Multifamily Loans.  Multifamily loans are loans on residential properties with five or more units. These loans rely primarily on the cash flows of the properties securing the loan for repayment and secondarily on the value of the properties securing the loan.  The cash flows of these borrowers can fluctuate along with the values of the underlying property depending on general economic conditions.

Residential Mortgage Loans.  From time to time the Company has purchased single family residential mortgage loans. There were no purchases of residential mortgage loans during the years ended December 31, 2020, 2019 and 2018. Residential mortgage loans outstanding at December 31, 2020 totaled $85.1 million, which included $33.4 million of purchased residential mortgage loans, and $12.9 million of residential mortgage loans from United American. HBC does not originate first trust deed home mortgage loans or home improvement loans, other than HELOCS.

Consumer and Other Loans.  The consumer loan portfolio is composed of miscellaneous consumer loans including loans for financing automobiles, various consumer goods and other personal purposes. Consumer loans are generally secured. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

HBC offers multiple electronic banking options to its customers. It does not allow the origination of deposit accounts through online banking. All of HBC’s electronic banking services allow customers to review transactions and statements, review images of paid items, transfer funds between accounts at HBC, place stop orders, pay bills and export to various business and personal software applications. HBC online commercial banking also allows customers to initiate domestic wire transfers and ACH transactions, with the added security and functionality of assigning discrete access and levels of security to different employees of the client and division of functions to allow separation of duties, such as input and release.

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

Sources of Funds

Deposits traditionally have been our primary source of funds for our investment and lending activities. We also are able to borrow from the Federal Home Loan Bank (“FHLB”) of San Francisco and the Federal Reserve Bank (“FRB”) of San Francisco to supplement cash flow needs. Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, income on other earning assets, and the proceeds of loan sales and securities sales.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. It is anticipated that the LIBOR index for new contracts will cease by December 31, 2021. However the LIBOR index will continue to be published through June 30, 2023, and it is anticipated that the Subordinated Debt will remain under this LIBOR index until this time. The Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, but until the alternative rate is instituted, the SOFR fallback rate is not definitive. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. We are currently reviewing loan documentation, technology systems and procedures we will need to implement for the transition.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara county region, the seven counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 424 offices that control a combined 59.93% of deposit market share based on June 30, 2020 FDIC market share data. HBC ranks sixteenth with 0.57% share of total deposits based on June 30, 2020 market share data. Larger institutions have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

Human Capital

We strive to hire, develop and promote a workforce that shares our mission and values and cultivates a culture of team work, diversity and inclusion that will meet the expectations of our customers, markets and communities. To foster these goals and to attract and retain quality employees we aim to ensure an inclusive, safe and healthy workplace, and to provide our employees with competitive and comprehensive compensation, professional development opportunities and robust health and welfare programs.

Employee Profile

We seek employees from a wide range of backgrounds and experiences for positions through-out our Company with the skills and experience necessary for the success of our business banking model We are committed to a diverse and inclusive workplace and we have developed a formalized Affirmative Action Plan to meet these objectives.  We employed 318 full time and 17 part time employees as of December 31, 2020.  We had 331 full time equivalent employees at December 31, 2020, and 357 at December 31, 2019, and 302 at December 31, 2018. The average tenure of all employees, including employees that joined through acquisitions, is eight years.

Compensation

Our compensation philosophy is driven by our objective to attract and retain the premier talent needed to lead our Company in an extremely competitive environment and to strongly align the interests of our employees with those of our shareholders for the long term. Our employee compensation is aligned with our overall business strategy, with a focus on driving growth, profitability and long-term value for our shareholders. Our compensation philosophy encompasses a broad program and includes competitive base salaries, annual bonus opportunities, and Company matched 401(k) Plan contributions. We also provide equity awards throughout our workforce.

Health and Safety

The health and safety of our employees is paramount and the Company’s success is fundamentally connected with the well-being of our team members. All full time employees are offered partially subsidized health and medical insurance coverage, paid vacation time, paid sick leave, paid bereavement leave, standard maternity and medical leave policies and Company subsidized health club membership.

We are and have been taking proactive steps to protect employees during the current COVID-19 outbreak. We believe we have been able to operate effectively to service our customers and at the same time maintain the safety of all employees within the workplace. We have identified high risk groups, limited travel, implemented enhanced sanitary procedures at Bank locations, required masks, enforced social distancing, expanded remote working capabilities and access, and have implemented specific procedures for handling any instances of COVID-19 exposure in the workplace in accordance with local health department directives.

Employee Development and Opportunity

Employee development is a critical focus for the Bank to ensure team members have long term success within the organization. We have established standard review processes for all team members that include employee feedback, performance assessment and development goals for all positions.  Additionally, we provide an education reimbursement program and we may assist employees on a case by case basis with associated education costs, additional education and development programs relevant to their contribution and success at the Bank.  We have a hire from within first policy and the Company looks first to internal candidates to fill open positions.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (“DFPI”), the Federal Reserve, the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including HBC, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks and bank holding companies may make, their reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

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

Financial Regulatory Reform

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Most of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, but a few are still subject to rulemaking. Many provisions of Dodd-Frank have affected our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We could see continued attention and resources devoted by the Company to ensure compliance with the statutory and regulatory requirements engendered by Dodd-Frank.

Regulatory Capital Requirements

The Company and HBC are subject to the comprehensive capital framework adopted by the federal banking agencies for U.S. banking organizations known as the Basel III Capital Rules.  The Basel III Capital Rules are risk-based, meaning that they provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items.

The Basel III Capital Rules became effective for the Company and HBC on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier 1 (“CET1”), and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments, which are instruments treated as Tier 1 instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses on loans, in each case, subject to the Basel III Capital Rules’ specific requirements.

The Basel III Capital Rules also introduced a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer was phased in over a three-year period until it reached 2.5% on January 1, 2019. As of January 1, 2019, the Company and HBC must maintain the following fully phased-in minimum capital ratios:

●	4.0% Tier 1 leverage ratio;
●	4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;
●	6.0% Tier 1 capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of at least 8.5%; and
●	8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%.

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

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The new capital rules generally result in higher risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules that are relevant to the Company and HBC include:

●	consistent with the Basel I risk-based capital rules, assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;
●	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0% under the Basel I risk-based capital rules);
●	assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (set at 100% under the Basel I risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;
●	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and
●	applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (set at 100% under the Basel I risk-based capital rules).

As of December 31, 2020, the Company’s and HBC’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.

With respect to HBC, the Basel III Capital Rules also revise the prompt corrective action (“PCA”), regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

On September 17, 2019, the federal bank regulatory agencies adopted a final rule that provides certain community banking organizations the ability to opt into a new community bank leverage ratio (“CBLR”) intended to simplify regulatory capital requirements.  Starting on January 1, 2020, community banking organizations with less than $10 billion in total consolidated assets may elect the new community banking leverage framework if they have a CBLR of greater than 8% in 2020, 8.5% in 2021, and 9% beginning on January 1, 2022, and hold 25 percent or less of assets in off-balance sheet exposures and 5 percent or less of assets in trading assets and liabilities.  The CBLR is determined by dividing a banking organization’s tangible equity capital by its average total consolidated assets.  Upon the opt-in to the community banking leverage framework, a qualifying community banking organization would not be subject to other risk-based and capital leverage requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. The Company determined not to opt in to the community banking leverage framework as of January 1, 2020.

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2020, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.

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

HCC is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, HCC is subject to examination by, and may be required to file reports with, the DFPI.

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

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement HCC is expected to commit resources to support HBC, including at times when HCC may not be in a financial position to do so. HCC must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. HCC must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting HBC. HCC’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to HBC are subordinate in right of payment to deposits and to certain other indebtedness of HBC. The BHCA provides that in the event of HCC’s bankruptcy any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividend Payments, Stock Redemptions and Repurchases. HCC’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies.  As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If HCC’s fails to adhere to these policies, the Federal Reserve could find that HCC is operating in an unsafe and unsound manner. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See “Supervision and Regulation—Regulatory Capital Requirements” above.

Subject to exceptions for well-capitalized and well-managed bank holding companies, Federal Reserve regulations also require approval of bank holding company purchases and redemptions of its securities if the gross consideration paid exceeds 10 percent of consolidated net worth for any 12-month period. In addition, under Federal Reserve policies, bank holding companies must consult with and inform the Federal Reserve in advance of (i) redeeming or repurchasing capital instruments when experiencing financial weakness and (ii) redeeming or repurchasing common stock and perpetual preferred stock if the result will be a net reduction in the amount of such capital instruments outstanding for the quarter in which the reduction occurs.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  On January 30, 2020, the Federal Reserve finalized regulations revising the rules for determining control of a banking organization under the BHCA and adopted a tiered framework pf presumptions where the level of voting share ownership is assessed in combination with relationship-based factors to determine whether “control” exists. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.

Under the California Financial Code, any proposed acquisition of “control” of HBC by any person (including a company) must be approved by the Commissioner of the DFPI. The California Financial Code defines “control” as the power, directly or indirectly, to direct HBC’s management or policies or to vote 25% or more of any class of HBC’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of HBC’s outstanding voting securities.

Heritage Bank of Commerce

General.  HBC is a California state-chartered commercial bank that is a member of the Federal Reserve System and whose deposits are insured by the FDIC. HBC is subject to regulation, supervision, and regular examination by the DFPI and the Federal Reserve Bank as HBC’s primary federal regulator. The regulations of these agencies govern most aspects of a bank’s business.

Pursuant to the FDIA, and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, California banks may conduct certain “financial” activities in a subsidiary to the same extent as a national bank may, provided the bank is and remains “well capitalized,” “well managed” and in satisfactory compliance with the CRA.

HBC is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member HBC is required to own a certain amount of capital stock in the FHLB. As of December 31, 2020, HBC was in compliance with the FHLB’s stock ownership requirement. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

HBC is a member of the FRB of San Francisco. As a member of the FRB, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as income.

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

Brokered Deposit Restrictions.  Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2020, HBC was eligible to accept brokered deposits without limitations.

Loans to One Borrower.  With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for loan loss, and any capital notes and debentures of the bank.

Tie in Arrangements. Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, HBC may not extend credit, lease or sell property, furnish any services, fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to HBC other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to HCC or HBC; or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

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

The Dodd-Frank Act required the FDIC to increase the minimum DIF reserve ratio to 1.35%. The DIF reserve ratio is the amount in the DIF as a percentage of DIF-insured deposits. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking if required. As a result, HBC’s FDIC deposit insurance premiums could increase.

The FDIC may terminate deposit insurance of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2020, HBC paid supervisory assessments to the DFPI totaling $261,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for HCC is dividends from HBC. Under the California Financial Code, HBC is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or HBC’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of HBC; or (b) the net income of HBC for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of HBC; (b) the net income of HBC for its last fiscal year; or (c) the net income for HBC for its current fiscal year; and (iii) with the prior approval of the DFPI and HBC’s shareholders (i.e., HCC) in connection with a reduction of its contributed capital.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Basel III Capitals generally require that a financial institution must maintain over a 2.5% in CET1 attributable to the Capital Conservation Buffer. See “—Regulatory Capital Requirements” above. As described above, HBC exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2020.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If a financial institution fails to comply with any of the standards set forth in the guidelines, its primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

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

Branching Authority. California banks, such as HBC, may, under California law, establish a banking office so long as the bank’s board of directors approves the banking office and the DFPI is notified of the establishment of the banking office. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain regulatory restrictions.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. The current system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” HBC had a CRA rating of “satisfactory” as of its most recent regulatory examination.

The federal banking agencies have expressed support for modernizing the CRA regulatory framework.  In December 2019, the FDIC and the OCC issued a joint proposed rule clarifying what qualifies for credit under the CRA, updating the definition of a small business loan and creating an additional definition of “assessment area” tied to where deposits are located, partly to address changes that have occurred due to the rise in digital banking. While the OCC has finalized its amended regulations in May 2020, the FDIC has not yet done so, and it remains unclear whether and to what extent any changes will be made to the applicable CRA requirements.

Anti-Money Laundering and Office of Foreign Assets Control Regulation. We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include the PATRIOT Act, the Bank Secrecy Act, and the Money Laundering Act, among others.  The PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The Commercial Real Estate Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2020, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 245% of HBC total risk-based capital, as compared to 282%

as of December 31, 2019. If the regulatory agencies become concerned about our CRE loan concentrations, it could limit our ability to grow by restricting its approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Consumer Financial Services. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair, deceptive or abusive acts and practices (“UDAAP”). These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit UDAAP practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Many states and local jurisdictions have consumer protection laws analogous to those listed above.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

Under the newly adopted California Consumer Financial Protection Law (the “CCFPL”) that went into effect on January 1, 2021, the DFPI is given broad jurisdiction and sweeping new authorities that closely resemble those of the CFPB.  The DFPI stated that it intends to exercise its powers to protect consumers from unlawful, unfair, deceptive, and abusive practices in connection with consumer financial products or services.  The DFPI also as a matter of state law can now enforce the Dodd-Frank Act’s UDAAP provisions against any person offering or providing consumer financial products in the state of California.  While financial institutions licensed under federal or another state law, such as banks, are excluded from the scope of the CCFPL, financial institutions in California are likely to be faced with a powerful state financial services regulatory regime with expansive enforcement authority and it is unclear how the DFPI and its broad enforcement activities will affect us going forward.

Mortgage and Mortgage-Related Products. Because abuses in connection with home mortgages were a significant factor contributing to the financial crisis of 2008, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”

Ability-to-Repay Requirement and Qualified Mortgage Rules. The CFPB administers regulations implementing the Dodd-Frank Act’s ability-to-repay/qualified mortgage requirements (“ATR/QM Rule”), which require lenders to make a reasonable good faith determination of a consumer’s ability to repay a mortgage loan based on verified borrower financial information and provide certain protections from liability for residential mortgage loans that meet the ATR/QM Rule’s requirements for “qualified mortgages.”  On December 10, 2020, the CFPB issued two final rules amending the ATR/QM

Rule that are scheduled to have a mandatory compliance date of July 1, 2021.  The principal purpose of these final rules is to avoid anticipated problems concerning mortgage credit availability following the scheduled expiration on July 1, 2021 of the temporary category of qualified mortgages (known as government sponsored enterprises qualified mortgages or “GSE QM”) that are eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership.

The first final rule is set to eliminate the GSE QM category and to replace the existing 43% debt-to-income ratio limit with price-based thresholds and remove the Appendix Q national underwriting standards as well as any requirement to use them. The price-based threshold provides that the loan’s annual percentage rate not exceed the average prime offer rate for a comparable transaction by 2.25 percentage points or more as of the date the interest rate is set (with higher thresholds provided for smaller loans and subordinate-lien loans).  Under this final rule, instead of the debt-to-income ratio limit, the creditor must instead meet “consider and verify” loan underwriting requirements, by considering the consumer’s current or reasonably expected income or assets other than the value of the subject dwelling, debt obligations, alimony, child support, and monthly debt-to-income ratio or residual income in order to assess the consumer’s ability to repay the mortgage loan, and verify this information using third-party records that provide reasonably reliable evidence to support accuracy.

The second final rule creates a new category of qualified mortgages – “seasoned qualified mortgage.”  It allows non-qualified mortgages and higher-priced qualified mortgages to acquire safe harbor protection from liability under the ATR/QM Rule following their origination based on specified performance and portfolio requirements.

Pandemic Protections.  To alleviate economic hardships brought on by the COVID-19 pandemic, the CARES Act included certain components that impact consumer rights and obligations, such as a foreclosure moratorium, right to forbearance, and consumer credit protection. Specifically, the CARES Act prohibits foreclosures on all federally-backed mortgage loans for a period of time, provides forbearance of up to 180 days (which may be extended by up to another 180 days) for borrowers who suffer a financial hardship due to COVID-19, and requires that any accounts in forbearance be reported to the credit bureau reporting agencies as current or as the status reported prior to receiving forbearance.  In addition, state governments have instituted additional protections for consumers and businesses affected by the pandemic, including by halting residential and commercial evictions and instituting a moratorium on residential and commercial foreclosures and related evictions.

Incentive Compensation Guidance and Proposed Restrictions. The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

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

Financial Privacy. The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

The CFPB has recently announced its intention to embark on rulemaking about consumer control over their financial data.  California is also actively enacting legislation relating to data privacy and data protection, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020.  The CCPA granted California consumers robust data privacy rights and control over their personal information, including the right to know, the right to delete, and the right to opt-out of the sale of their personal information. The CCPA was recently further expanded by the California Privacy Rights Act of 2020 (“CPRA”), which provides additional privacy rights to California residents and creates a new agency tasked with implementing regulations and conducting investigations and enforcement actions. The CPRA is set to become effective on January 1, 2023.

Cybersecurity. The federal bank regulatory agencies have issued multiple statements regarding cybersecurity. This guidance requires financial institutions to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risk posed by compromised customer credentials and include security measures to authenticate customers accessing internet-based services of the financial institution. The management of a financial institution is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of operations in the event of a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

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

Impact of Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Enforcement Powers of Federal and State Banking Agencies. The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. The DFPI also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Further Legislative and Regulatory Initiatives.  Federal and state legislators as well as regulatory agencies may introduce or enact new laws or rules, or amend existing laws and rules, which may affect the regulation of financial institutions and their holding companies.  In addition, some of the financial laws and regulations aiming to ease regulatory and compliance burden on financial institutions that were adopted during the last presidential administration could be repealed or eliminated going forward.  The impact of any future legislative or regulatory changes cannot be predicted, but they could affect the Company and HBC’s business and operations.

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

Summary of Risk Factors

Risks Related to Our Business

●	Unfavorable general business, economic and market conditions
●	Adverse impact of the COVID-19 pandemic
●	Participation in SBA Paycheck Protection Program
●	Changes in U.S. trade policy, impositions of tariffs and retaliatory tariffs
●	Fluctuations in interest rates
●	Losses on our securities portfolio, particularly from increases in interest rates
●	Liquidity risks
●	Competition for customer deposits
●	Failure to successfully manage credit risks
●	Uncertainty relating to LIBOR calculation process

Risks Related to Our Loans

●	Negative changes in the economy affecting real estate values and liquidity
●	Risks involved with construction and land development loans
●	Failure to follow supervisory guidance on concentration in commercial real estate lending
●	Unreliability of loan appraisals used in real property loan decisions
●	Commercial loans are more sensitive to the borrower’s successful operations or property development
●	Small and medium business loans are subject to greater risks from adverse business developments
●	Underwriting criteria and practices may not prevent poor loan performance

Risks Related of our SBA Loan Program

●	Dependence on U.S. federal government SBA loan program
●	Recognition of gains on sale of loans and servicing asset valuations reflect certain assumptions we use
●	Credit risks from non-guaranteed portion of SBA loans we retain and do not sell
●	Credit risks from SBA loans we sell as a result of repurchase obligations

Risks Related to Credit Quality

●	Non-performing assets require management time to resolve and can affect our financial results
●	The allowance for loans losses may be insufficient to absorb potential losses in our loan portfolio
●	Real estate market volatility may have an adverse effect on disposition of other real estate owned
●	Exposure to environmental liabilities on foreclosed real estate collateral
●	Adverse effect of new accounting standards for loan losses which may increase our allowance

Risks Related to our Growth Strategy

●	General risks associated with acquisitions, including availability of suitable targets and integration risks
●	Dilution affect resulting from the issuance of common stock consideration for acquisitions
●	Impairment of the goodwill recorded for an acquisition
●	Incorrect estimate of fair value for assets acquired in an acquisitions
●	Managing our branch growth strategy
●	Managing risks of adding newlines of business or new products

Risks Related to Our Capital

●	Recent regulatory requirements
●	Raising new capital in conditions beyond our control

Risks Related to Management

●	Our success depends on the skills of our management and their retention
●	Competition for skilled and experienced management level senior level employees

Risks Related to Our Reputation and Operations

●	Failure to maintain a favorable reputation with our customers and communities
●	Failure of our risk management framework
●	Failure to implement new technology
●	System failures or breaches of our network security
●	Difficulties of our third-party providers, termination of their services, or their failure to comply with regulatory requirements
●	Employee misconduct
●	Breaches of customer information, computer viruses
●	Inaccurate information provided to us by customers or counterparties

Risks from Competition

●	Competition from financial service companies and other companies that offer commercial banking services
●	Competitive need to implement new technology and related operational challenges

Other Business Risks

●	Costs and effects of litigation, investigations or similar matters
●	Company-owned life insurance is dependent on the financial strength of the underlying insurance company
●	The soundness of other financial institutions
●	Severe weather, natural disasters (including fire and earthquakes, pandemics, acts of war, terrorism, and social unrest

Finance and Accounting Risks

●	Reliance on estimates and risk management processes and analytical and forecasting models
●	Changes in accounting standards
●	Failure maintain effective internal controls over financial reporting
●	Realization of our deferred assets

Legislative and Regulatory Risks

●	Extensive government regulation that could limit or restrict our activities
●	Legislative and regulatory actions now or in the future increase our costs, and impact our business

●	Monetary policies and regulations of the Federal Reserve
●	Federal and state regulatory exams
●	Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations
●	Responsibility to financially support HBC
●	Consumer protection laws and regulations
●	Potential violation of predatory lending laws
●	Failure to comply with privacy, data protection and information security legal requirements
●	Potential regulatory limitations on incentive compensation affecting the hiring and retention of key employees

Risks Related to Our Common Stock

●	Investment in common stock is not an insured deposit
●	Volatile trading price of our common stock
●	Limited trading volume trading volume
●	Changes in dividend policy
●	Limitations on director liability for monetary damages for failure to exercise their fiduciary duty
●	Potential dilution from issuance of additional equity securities
●	Issuance of preferred stock which may have rights and preferences over our common stock
●	Failure to satisfy our obligations under our subordinated notes would preclude the payment of dividends
●	Our charter documents and California law may have an anti-takeover effect limiting changes of control

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

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

●	a decrease in the demand for our loan or other products and services offered by us;
●	a decrease in our deposit balances due to an overall reduction in customer accounts;
●	a decrease in the value of our investment securities and loans;
●	an increase in the level of nonperforming and classified loans;
●	an increase in the provision for credit losses and loan and lease charge-offs;
●	a decrease in net interest income derived from our lending and deposit gathering activities;
●	a decrease in the Company’s stock price;
●	an increase in our operating expenses associated with attending to the effects of the above-listed circumstances; and/or
●	a decrease in real estate values or a general decrease in capital available to finance real estate transactions, which could have a negative impact on borrowers’ ability to pay off their loans as they mature.

Our profitability is dependent upon the geographic concentration of the markets in which we operate.

        We operate primarily in in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara and, as a result, our business, financial condition and results of operations are subject the demand for our products in those areas and is also subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify demand for our products or our credit risks across multiple markets.

Risks relating to the impact of COVID-19 could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. In March 2020, the United States declared a federal state of emergency in response to the COVID-19 pandemic, which continues to spread throughout the United States. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. There are a number of factors associated with the outbreak and its impact on global economies including the United States that have had and could continue to have a material adverse effect on (among other things) the profitability, capital and liquidity of financial institutions.

The COVID-19 pandemic has caused disruption to our customers, vendors and employees. California where we primarily operate, has implemented restrictions on the movement of its citizens, with a resultant significant impact on economic activity in the state. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in California, including our primary market area. As a result, the demand for our products and services has been and may continue to be significantly impacted. The circumstances around this pandemic are evolving rapidly and will continue to impact our business in future periods. In the United States, the Federal Government has taken action to provide financial support to parts of the economy most impacted by the COVID-19 pandemic. The details of how these actions will impact our customers and therefore the impact on the Company remains uncertain at this stage. The actions taken by the U.S. Government and the Federal Reserve may indicate a view on the potential severity of a downturn and post recovery environment, which from a commercial, regulatory and risk perspective could be significantly different to past crises and persist for a prolonged period. The pandemic has led to a weakening in gross domestic product and employment in the United States.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences,     we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, or results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for credit losses on loans may have to be increased if borrowers experience financial difficulties beyond modeled projections, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
●	the goodwill we recorded in connection with business acquisitions could become impaired and require charges to earnings;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

Furthermore, if the U.S. economy experiences a recession as a result of the pandemic, our business could be materially and adversely affected. To the extent the pandemic adversely affects our business, financial condition, or results of operations, it may also have the effect of heightening many of the other risks described in this report. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), we are  subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached the us regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse effect on our business, financial condition or results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Changes in U.S. trade policies and other factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could have a material adverse effect on our business financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement and it went into full force on July 1, 2020. The full impact of this agreement on us, our customers and on the economic conditions in our states is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers' costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, have a material adverse effect on our business, financial condition and results of operations.

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

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and financial condition. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse effect on our net interest income.

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

As of December 31, 2020, the fair value of our securities portfolio was approximately $540.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause credit-related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our liquidity, business, financial condition and results of operations.

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

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses on loans, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

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

Reforms to and uncertainty regarding LIBOR may adversely affect our business. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR in the future.  Until recently, it was generally expected that LIBOR would be discontinued on December 31, 2021.  However, in November 2020, the ICE Benchmark Administrator (“IBA”), which publishes the LIBOR rates and is regulated by the FCA, announced that it would initiate a consultation that would end 1-week and 2-month LIBOR by December 31, 2021 and continue to publish all other LIBOR rates through June 30, 2023.  The consultation period ended on January 25, 2021 and the IBA and FCA are discussing the results now.  While the 18-month extension of certain LIBOR rates is generally expected to be implemented, the FCA has not yet issued a final decision on the matter.  As such, the U.S. Federal Reserve Bank's Alternative Reference Rates Committee (“ARRC”) continues to urge parties to implement the preferred alternative to LIBOR, which is SOFR, in all new contracts and use the potential 18-month extension to allow time for existing agreements that use LIBOR to either expire or be re-negotiated.  ARRC selected SOFR in June 2017 as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors; and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. The ARRC and other entities intend for the transition to be economically neutral. The Federal Reserve Bank of New York has proposed a methodology for generating SOFRs of three different tenors and an index is currently published with daily, 30, 90 and 180 day SOFR tenors. The ARRC has developed a methodology for adjusting SOFR to reflect the risk considerations that underlie LIBOR. On July 12, 2019, the SEC issued a statement on LIBOR transition, indicating the significant impact that the discontinuation of LIBOR could have on financial markets and market participants. Since some of our products are indexed to LIBOR, the transition, if not sufficiently planned for and managed by our cross-functional teams, could adversely affect the Company’s financial condition and results of operations. Although implementation of the SOFR benchmark is intended to have minimal economic effect on the parties to a LIBOR-based contract, the transition from LIBOR to a new benchmark rate could result in significant operational, systems, increased compliance, legal and operational costs. This transition may also result in our customers challenging the determination of their interest payments or entering into fewer transactions or postponing their financing needs, which could reduce the Company’s revenue and adversely impact our business. In addition, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s financial condition and results of operations.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2020, approximately $1.76 billion, or 67% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were $560.4 million or 21% of owner occupied loans. The real estate securing our loan portfolio is concentrated in California.

As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2020, land and construction loans, (including land acquisition and development loans) totaled $144.6 million or 6% of our portfolio. Of these loans, 12% were comprised of owner occupied and 88% non-owner occupied construction and land loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

As a part of their regulatory oversight, in 2006 federal bank regulators issued guidance titled, “Concentrations in Commercial Real Estate Lending, Sound Risk Management,” which we refer to as the CRE Concentration Guidance. Additional guidance which focused on CRE lending, including an Interagency Statement titled, “Statement on Prudent Risk Management for Commercial Real Estate Lending,” has been issued from time to time since 2006 and CRE lending continues to be a significant focus of federal and state bank regulators. These various guidelines and pronouncements were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (ii) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner-occupied commercial real estate are not included for purposes of CRE Concentration calculation. As of December 31, 2020, using regulatory definitions in the CRE Concentration Guidance, our CRE loans decreased to 245% of HBC total risk-based capital, as compared to 282% as of December 31, 2019.  If the FDIC became concerned about our CRE loan concentrations, they could inhibit our organic growth by restricting our ability to execute on our strategic plan.

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

At December 31, 2020, commercial loans totaled $846.4 million or 32% of our loan portfolio (including SBA loans and PPP loans), asset-based lending, and factored receivables). Commercial loans often involve risks that are different from other types of lending. Unlike residential property loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

The small and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. Negative general economic conditions in markets were operate that adversely affect our medium-sized business borrowers may impair the borrower’s ability to repay a loan and such impairment could have a material adverse effect on our business, financial condition and results of operation.

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

At December 31, 2020, SBA loans totaled $50.1 million, which are included in the commercial loan portfolio, and SBA loans held-for-sale totaled $1.7 million. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2020 was $839,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $29.3 million of SBA loans for the year ended December 31, 2020. We sold $10.1 million of the guaranteed portion of our SBA loans for the year ended December 31, 2020. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2020, we held $50.1 million of SBA loans on our balance sheet, $31.3 million of which consisted of the non-guaranteed portion of SBA loans and $1.7 million, or 3.4%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2021. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

As of December 31, 2020, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $7.9 million, or 0.30% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $7.9 million, or 0.17% of total assets.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses on loans may prove to be insufficient to absorb potential losses in our loan portfolio.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses and such losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. These unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

Like all financial institutions, we maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.70%, at December 31, 2020. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. Our provision for credit losses on loans was $13.2 million for the year ended December 31, 2020.

The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of credit allowance losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates. If our allowance for credit losses on loans is inaccurate, for any of the reasons discussed above (or other reasons), and is inadequate to cover the loan losses that we actually experience, the resulting losses could have a material and adverse effect on our business, financial condition, and results of operations.

We individually evaluate all nonperforming loans and allocate a specific reserve based upon our estimation of the potential loss associated with those nonperforming loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans in our loan portfolio that may result in losses, but that have not yet been identified as nonperforming loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for credit losses on loans accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be certain that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified.

Although management believes that the allowance for credit losses on loans is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments could have a material adverse effect on our business, financial condition and results of operations.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2020 we had no other real estate owned (“OREO”) on our financial statements, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. Significant environmental liabilities could have a material adverse effect on our business, financial condition, and results of operations.

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

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value. There is no assurance that the acquired loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge offs in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse effect on our business, financial condition, and results of operations.

We must effectively manage our branch growth strategy.

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of our business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, maintaining proper system and controls, and recruiting, training and retaining qualified professionals. We also may experience a lag in profitability associated with new branch openings. As part of our general growth strategy we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time which could have a material adverse effect on our business, financial condition and results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial condition, generally.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and HBC, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. Failure to meet regulatory requirements, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Management

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, financial condition and results of operations.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Supervision and Regulation—Incentive Compensation Guidance and Proposed Restrictions.” The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or could have a material adverse effect on our business, financial condition and results of operations.

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

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber-security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our business, financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber-security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers.

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

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cyber-security risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of the following, among other reasons:

●	the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;
●	threats arise from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third-parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;
●	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;

●	the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;
●	the vulnerability of systems to third-parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and
●	our frequent transmission of sensitive information to, and storage of such information by, third-parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

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

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third-parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third-parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third-parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could have a material adverse effect on our business, financial condition and results from operations.

Our operations could be interrupted by our third-party service providers experiencing difficulty in providing their services, terminating their services or failing to comply with banking regulations.

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

Risks from Competition

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

New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers and expand our sales market for such loans, then we may be unable to continue to grow our business which could have a material adverse effect on our business, financial condition and results of operations.

We have a continuing competitive need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

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

Other Risks Related to Our Business

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial condition and results of operations.

We are and will continue to be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan,  lead to attempts on the part of other parties to pursue similar claims.  Any claims asserted against us, regardless of merit or eventual outcome may harm our reputation. Any adverse determination related to pending or other litigation could have a material adverse effect on our business, financial condition and results of operations.

We currently hold a significant amount of company-owned life insurance.

At December 31, 2020, we held company-owned life insurance (“COLI”) on current and former senior employees and executives, with a cash surrender value of $77.5 million, as compared with a cash surrender value of $76.0 million at December 31, 2019. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to access markets for funding and acquire and retain customers could be adversely affected by the deterioration of other financial institutions or the financial service industry’s reputation.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition and results of operations. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performances.

Severe weather, natural disasters, pandemics, acts of war or terrorism, social unrest and other external events could significantly impact our business.

Severe weather, natural disasters (including fires and earthquakes), wide spread disease or pandemics (such as COVID-19), acts of war or terrorism, social unrest and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The majority of our branches are located in the San Jose and San Francisco, California areas, which in the past have experienced both severe earthquakes and wildfires. We do not carry earthquake insurance on our properties. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and could have a material adverse effect on our business, financial condition and results of operations. In addition, our customers and loan collateral may be severely impacted by such events, resulting in losses. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Finance and Accounting Risks

Accounting estimates and risk management processes rely on analytical models that may prove inaccurate resulting in a material adverse effect on our business, financial condition and results of operations.

The processes we use to estimate probable incurred loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models using those assumptions may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2020, we had a net deferred tax assets of $28.2 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

Risks Related to Legislative and Regulatory Developments

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the Department of Financial Protection and Innovation (“DFPI”) and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements can significantly affect the services that we provide as well as the costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.  In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Legislative and regulatory actions taken now or in the future may impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation and the corporate tax law, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

Current and recent-past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect large and small financial institutions, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as HBC. Compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations.

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

The Federal Reserve, the FDIC, and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the Community Reinvestment Act, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our business, financial condition and results of operations.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. These laws also prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make. If any of our mortgages are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could adversely impact our business, financial condition and results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” contained in this report. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock some of which are out of our control. Among the factors that could affect our stock price are:

●	changes in business and economic condition;
●	actual or anticipated quarterly fluctuations in our operating results and financial condition;
●	actual occurrence of one or more of the risk factors outlined above;

●	recommendations by securities analysts or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
●	speculation in the press or investment community generally or relating to our reputation, our operations, our market area, our competitors or the financial services industry in general;
●	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
●	actions by institutional investors;
●	fluctuations in the stock price and operating results of our competitors;
●	future sales of our equity, equity related or debt securities;
●	proposed or adopted regulatory changes or developments;
●	anticipated or pending investigations, proceedings, or litigation that involve or affect us;
●	the level and extent to which we do or are allowed to pay dividends;
●	trading activities in our common stock, including short selling;
●	deletion from well-known index or indices;
●	domestic and international economic factors unrelated to our performance; and
●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

HCC is a separate and distinct legal entity from HBC. We receive substantially all of our revenue from dividends paid to us by HBC, which we use as the principal source of funds to pay our expenses and to pay dividends to our shareholders, if any. Various federal and/or state laws and regulations limit the amount of dividends that HBC may pay us. If the HBC does not receive regulatory approval or does not maintain a level of capital sufficient to permit it to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition and results of operations could be materially adversely impacted.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2020, we had $40.0 million principal amount of subordinated notes outstanding due June 1, 2027. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

The main and executive offices of Heritage Commerce Corp and Heritage Bank of Commerce are located at 224 Airport Parkway in San Jose, California 95110, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 3137 Stevenson Boulevard in Fremont, California 94538, at 387 Diablo Road in Danville, California 94526, at 300 Main Street in Pleasanton, California 94566, at 1990 N. California Boulevard in Walnut Creek, California 94596, at 1987 First Street in Livermore, California 94550, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 351 Tres Pinos Road in Hollister, California 95023, at 419 S. San Antonio Road in Los Altos, California 94022, at 333 W. El Camino Real in Sunnyvale,

California 94087, at 400 S. El Camino Real in San Mateo, California, 94402, at 325 Lytton Avenue in Palo Alto, California 94301, at 120 Kearny Street in San Francisco, California 94108, at 999 5th Avenue in San Rafael, California 94901 and at 2400 Broadway in Redwood City, California 94063. The Company has a loan production office at 101 Ygnacio Valley Road in Walnut Creek, California 94596. Bay View Funding’s administrative offices are located at 224 Airport Parkway, San Jose, California 95110.

Main Offices

The main office of HBC, the San Jose branch office of HBC and the Bay View Funding administrative office are located at 224 Airport Parkway in San Jose, in a six-story Class-A type office building consisting of approximately 54,910 square feet, which are subject to a direct lease dated June 27, 2019, which expires on July 31, 2030. The current monthly rent is $197,676 subject to 3% annual increases.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one-story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In February 2020, the Company renewed its lease for approximately 3,172 square feet in a one-story multi-tenant multi-use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $10,128, subject to annual increases of 3% until the lease expires on February 29, 2024.

In August of 2014, the Company amended and extended its lease for approximately 4,716 square feet in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $6,639, subject to annual increases of 2% until the lease expires on October 31, 2021. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In July of 2017, the Company extended its lease for approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $30,133, subject to annual increases of 3% until the lease expires on April 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In March of 2018, the Company extended its lease for approximately 3,022 square feet on the first floor of a three-story multi-tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $17,725, subject to annual increases of 3% until the lease expires on May 31, 2023.

In May of 2018, as part of the acquisition of United American Bank, the Company assumed a lease for approximately 2,369 square feet on the first floor of a two-story multi-tenant multi-use building located at 2400 Broadway in Redwood City, California. The current monthly rent payment is $13,712, subject to annual increases of 5% until the lease expires on October 31, 2022. The Company has reserved the right to extend the lease for one additional period of two years.

In November of 2018, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $7,129, subject to annual increases of 3% until the lease expires on November 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2019, the Company amended its lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $21,089, subject to 3% annual increases until the lease expires on April 30, 2026. The Company has reserved the right to extend the term of the lease for two additional periods of five years.

In June of 2019, the Company exercised its right to extend the lease term for an additional five years for approximately 3,391 square feet in a two-story multi-tenant commercial center located at 351 Tres Pinos in Hollister, California. The current monthly rent payment is $4,914 subject to 3% annual increases until the lease expires on June 30, 2024.

In August of 2019, the Company extended its lease for approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,926 until the lease expires on September 30, 2021.

In August of 2019, the Company renewed a lease for approximately 3,772 square feet on the first and second floors in a two-story multi-tenant multi-use building located at 1987 First Street in Livermore, California. The current monthly rent payment is $9,045, until the lease expires on September 30, 2024. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In October of 2019, as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 8,565 square feet on the twenty third floor in a multi-tenant office building located at 120 Kearny Street in San Francisco, California. The current monthly rent payment is $60,255 until the lease expires on March 31, 2021.  In January 2021 the Company renewed the lease for this office for approximately 6,233 square feet. The monthly rent beginning April 2021 will be $44,150, subject to annual increases of 3% until the lease expires in March 31, 2026.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 4,188 square feet on the first floor in a multi-tenant office building located at 999 5th Avenue in San Rafael, California. The current monthly rent payment is $19,099, subject to annual increases of 3% until the lease expires on November 30, 2022. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 4,154 square feet on the first floor in a multi-tenant office building located at 325 Lytton Avenue in Palo Alto, California. The current monthly rent payment is $38,615 subject to annual increases of 3% until the lease expires January 31, 2025. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 7,029 square feet on the first floor in a multi-tenant office building located at 1990 N. California Boulevard in Walnut Creek, California. The current monthly rent payment is $28,046, subject to annual increases of 3% until the lease expires December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 3,063 square feet on the first floor in a multi-tenant office building located at 400 S. Camino Real in San Mateo, California expiring on October 31,2024.  In January 2020, The Company amended this lease expiration date to October 31, 2030 and executed a new lease for an additional suite on the tenth floor of comprised of 5,023 square feet. The current monthly rent payment for the combined space of approximately 8,086 square feet is $54,704, subject to annual increases of 3% until the lease expires October 31, 2030. The Company has reserved the right to extend the lease for one additional period of five years.

Loan Production Office

As a result of the merger with Presidio Bank and the closing of its Walnut Creek Branch at 101 S. Ygnacio Valley Road in Walnut Creek California, the Company retained approximately 1,461 square feet of office space at 101 S. Ygnacio Valley Road to use as a loan production office. The current monthly rent payment is $4,967 until the lease expires on August 15, 2021.

Bay View Funding Office

The Bay View Funding administrative office is located at 224 Airport Parkway in San Jose, California, consisting of approximately 7,849 square feet and is subject to a sublease with Heritage Bank of Commerce dated March 6, 2020. The current monthly rent payment is $29,095, which is included in the main office of HBC’s total rent of $197,676, subject to 3% annual increases until the sublease expires July 31, 2030.

For additional information on operating leases and rent expense, refer to Note 7 to the Consolidated Financial Statements following “Item 15 — Exhibits and Financial Statement Schedules.”

ITEM 3 — LEGAL PROCEEDINGS

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, and  lead to attempts by third parties to seek similar claims.

For more information regarding legal proceedings, see Note 16 “Commitments and Contingencies” to the consolidated financial statements.

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “HTBK.”

The information in the following table for 2020 and 2019 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price		Dividend
Quarter	High	Low	Per Share
Year ended December 31, 2020:
Fourth quarter	$9.33	$6.67	$0.13
Third quarter	$7.69	6.20	$0.13
Second quarter	$9.36	6.74	$0.13
First quarter	$12.80	6.45	$0.13

Year ended December 31, 2019:
Fourth quarter	$13.05	$11.14	$0.12
Third quarter	$12.43	11.16	$0.12
Second quarter	$12.84	11.80	$0.12
First quarter	$14.43	11.57	$0.12

The closing price of our common stock on February 10, 2021 was $9.42 per share as reported by the NASDAQ Global Select Market.

As of February 10, 2021, there were approximately 839 holders of record of common stock. There are no other classes of common equity outstanding.

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

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on HBC to pay dividends to HCC see “Item 1 — Business — Supervision and Regulation — Heritage Commerce Corp – Dividend Payments, Stock Redemptions, and Repurchases and – Heritage Bank of Commerce – Dividend Payments.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	2,546,821 (1)	$9.30	2,409,062 (2)
Equity compensation plans not approved by
security holders	N/A	N/A	N/A

(1)	Consists of 266,818 options to acquire shares under the Company’s Amended and Restated 2004 Equity Plan, 1,602,919 options to acquire shares under the Company’s 2013 Equity Incentive Plan, and the aggregate amount of 677,084 stock options assumed from the Presidio stock option and equity incentive plans.
(2)	Available under the Company’s 2013 Equity Incentive Plan.

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2015 to December 31, 2020, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

Heritage Commerce Corp *
S&P 500 *
NASDAQ - Total US*
NASDAQ Bank Index*
Index Value
0
50
100
150
200
250
300
350
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

The following chart compares the stock performance of the Company from December 31, 2015 to December 31, 2020, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Heritage Commerce Corp *	100	121	128	95	107	74
S&P 500 *	100	110	131	123	158	184
NASDAQ - Total US*	100	108	138	133	179	257
NASDAQ Bank Index*	100	135	140	115	139	124
*	Source: S&P Global — (434) 977-1600

ITEM 6 — SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto following Item 15 — Exhibits and Financial Statement Schedules.

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$150,471	$142,659	$129,845	$106,911	$94,431
Interest expense	8,581	10,847	7,822	5,387	3,211
Net interest income before provision for credit losses on loans(1)	141,890	131,812	122,023	101,524	91,220
Provision for credit losses on loans(1)	13,233	846	7,421	99	1,237
Net interest income after provision for credit losses on loans(1)	128,657	130,966	114,602	101,425	89,983
Noninterest income	9,922	10,244	9,574	9,612	11,625
Noninterest expense	89,511	84,898	75,521	60,738	57,639
Income before income taxes	49,068	56,312	48,655	50,299	43,969
Income tax expense	13,769	15,851	13,324	26,471	16,588
Net income	35,299	40,461	35,331	23,828	27,381
Dividends and discount accretion on preferred stock	—	—	—	—	(1,512)
Net income available to common shareholders	35,299	40,461	35,331	23,828	25,869
Less: undistributed earnings allocated to Series C Preferred Stock	—	—	—	—	(1,278)
Distributed and undistributed earnings allocated to common shareholders	$35,299	$40,461	$35,331	$23,828	$24,591

PER COMMON SHARE DATA:
Basic net income(2)	$0.59	$0.87	$0.85	$0.63	$0.72
Diluted net income(3)	$0.59	$0.84	$0.84	$0.62	$0.72
Book value per common share	$9.64	$9.71	$8.49	$7.10	$6.85
Tangible book value per common share	$6.57	$6.55	$6.28	$5.76	$5.46
Dividend payout ratio(4)	88.04%	56.16%	52.26%	63.95%	49.77%
Weighted average number of shares outstanding — basic	59,478,343	46,684,384	41,469,211	38,095,250	33,933,806
Weighted average number of shares outstanding — diluted	60,169,139	47,906,229	42,182,939	38,610,815	34,219,121
Common shares outstanding at period end	59,917,457	59,368,156	43,288,750	38,200,883	37,941,007

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$533,163	$771,385	$836,241	$790,193	$630,599
Net loans	$2,574,861	$2,510,559	$1,858,557	$1,563,009	$1,483,518
Allowance for credit losses on loans(5)	$44,400	$23,285	$27,848	$19,658	$19,089
Goodwill and other intangible assets	$184,295	$187,835	$95,760	$51,253	$52,614
Total assets	$4,634,114	$4,109,463	$3,096,562	$2,843,452	$2,570,880
Total deposits	$3,914,486	$3,414,768	$2,637,532	$2,482,989	$2,262,140
Subordinated debt, net of issuance costs	$39,740	$39,554	$39,369	$39,183	$—
Short-term borrowings	$—	$328	$—	$—	$—
Total shareholders’ equity	$577,889	$576,708	$367,466	$353,566	$259,850

SELECTED PERFORMANCE RATIOS:(6)
Return on average assets	0.80%	1.21%	1.16%	0.86%	1.13%
Return on average tangible assets	0.83%	1.25%	1.19%	0.88%	1.15%
Return on average equity	6.12%	9.51%	10.79%	8.86%	10.71%
Return on average tangible equity	9.04%	13.09%	14.41%	10.98%	13.55%
Net interest margin (fully tax equivalent)	3.50%	4.28%	4.31%	3.99%	4.12%
Efficiency ratio (7)	58.96%	59.76%	57.39%	54.65%	56.04%
Average net loans (excludes loans held-for-sale) as a percentage of
average deposits	69.58%	69.65%	67.35%	62.65%	66.25%
Average total shareholders’ equity as a percentage of average total assets	13.00%	12.69%	10.72%	9.76%	10.54%

SELECTED ASSET QUALITY DATA:(8)
Net charge-offs (recoveries) to average loans	0.03%	0.27%	(0.04)%	(0.03)%	0.08%
Allowance for credit losses on loans to total loans (5)	1.70%	0.92%	1.48%	1.24%	1.27%
Nonperforming loans to total loans	0.30%	0.39%	0.79%	0.16%	0.20%
Nonperforming assets	$7,869	$9,828	$14,887	$2,485	$3,288

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	16.5%	14.6%	15.0%	14.4%	12.5%
Tier 1 risk-based	14.0%	12.5%	12.0%	11.4%	11.5%
Common equity Tier 1 risk-based capital	14.0%	12.5%	12.0%	11.4%	11.5%
Leverage	9.1%	9.7%	8.9%	8.0%	8.5%

Notes:

(1)	Provision for credit losses on loans for the year ended December 31, 2020. Provision for loan losses for previous years.
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

(4)	Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock for the year ended December 31, 2016 (on an as converted basis) divided by net income.

(5)  Allowance for credit losses on loans at December 31, 2020. Allowance for loan losses for previous years.

(6)  Average balances used in this table and throughout this Annual Report are based on daily averages.

(7)  The efficiency ratio is calculated by dividing noninterest expenses by the sum of net interest income before provision for credit losses on loans and noninterest income.

(8)	Average loans and total loans exclude loans held-for-sale.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the “Company” or “HCC”), its wholly-owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), and HBC’s wholly-owned subsidiary, CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the “Company,” “Heritage,” “we,” “us,” and “our,” in this Report on Form 10-K refer to Heritage Commerce Corp and its subsidiaries.

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

Allowance for Credit Losses on Loans (“ACLL”)

As a result of our January 1, 2020, adoption of Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and its related amendments, our methodology for estimating the allowance for credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” method with an “expected loss” method known as current expected credit loss (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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

Management’s evaluation of the appropriateness of the allowance for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the ACLL is a critical accounting estimate as it requires significant reliance on the use of estimates and significant judgment as to the amount and timing of expected future cash flows on criticized loans, significant reliance on historical loss rates, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on reasonable and supportable forecasts.

The allowance for credit losses attributable to each portfolio segment considers relevant available information from internal and external sources, relating to past events and current conditions.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics and environmental conditions such as concentrations of credit risk (geographic, large borrower, and industry), economic conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans. Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, and the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. See Note 4 to the Consolidated Financial Statements and the “Credit Quality and Performance” and “Allowance for Credit Losses on Loans” sections for more information on the Allowance.

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

The primary activity of the Company is commercial banking. The Company’s operations are located in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. The Company’s market includes the cities of Oakland, San Francisco and San Jose and the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the year ended December 31, 2020, net income was $35.3 million, or $0.59 per average diluted common share, compared to $40.5 million, or $0.84 per average diluted common share, for the year ended December 31, 2019, and $35.3 million, or $0.84 per average diluted common share for the year ended December 31, 2018. The Company’s annualized return on average tangible assets was 0.83% and annualized return on average tangible equity was 9.04% for the year ended December 31, 2020, compared to 1.25% and 13.09%, respectively, for the year ended December 31, 2019, and 1.19% and 14.41%, respectively, for the year ended December 31, 2018.

Earnings for the year ended December 31, 2020 were impacted by the effect of our $13.3 million pre-tax CECL related provision for credit losses on loans for the first quarter of 2020, driven by forecasted effects on economic activity from the COVID-19 pandemic, and $2.6 million of pre-tax merger-related costs resulting from the merger with Presidio. Earnings for the year ended December 31, 2019 were reduced by pre-tax merger-related costs of $11.1 million, related to the merger with Presidio. Pre-tax earnings for the year ended December 31, 2019 were further reduced by an additional $2.0 million of provision for loan losses for certain non-impaired loans acquired at a premium from Presidio.  Earnings for the years ended December 31, 2018 were reduced by pre-tax merger-related costs of $9.2 million, for the mergers with Tri-Valley and United American.

Coronavirus (COVID-19)

In response to two economic stimulus laws passed by Congress in the first half of the 2020, the Bank funded 1,105 U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, with total principal balances of $333.4 million.  Through 2020, PPP loan payoffs totaled $9.1 million while SBA loan forgiveness totaled $33.7 million and the Bank ended the fourth quarter of 2020 with $290.7 million in outstanding PPP loan balances.  These loans generated $2.2 million in interest income and $3.9 million in net deferred fee revenue during 2020.  At December 31, 2020, total loans included remaining deferred fees on PPP loans of ($6.8) million and deferred costs of $783,000.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). The Bank made accommodations for initial payment deferrals for a number of customers of up to 90 days, generally, with the potential, upon application, of an additional 90 days of payment deferral (180 days maximum). The Bank also waived all normal applicable fees. Most of the deferrals we originally granted have returned to regular payments. The following table shows the deferments at December 31, 2020 by category:

	Underlying Collateral
	Business	Real
	Assets	Estate	Total

	(Dollar in thousands)
Initial Deferments(1)	$-	$1,573	$1,573
2nd Deferments(2)	295	684	979
Total	$295	$2,257	$2,552

(1) Initial deferments were generally for 3 months
(2) 2nd deferments were for an additional 3 months

In addition to its portfolio of SBA PPP loans, the Bank also has a portfolio of SBA 7(a) loans totaling $50.3 million as of February 28, 2021 (the most recent available data).  As part of the SBA’s Coronavirus debt relief efforts, beginning in April of 2020, the SBA commenced a program to cover payments of principal, interest and any associated fees for these borrowers. The following table reflects the status of these SBA 7(a) loans as of February 28, 2021:

		Number
	Dollars	of Loans

	(Dollars in thousands)
SBA 7(a) loans (monthly payments are made
through the Economic Aid Act)	$46,245	239
Payments Not Made / NSF / Returned	604	7
New loans / No payment due	752	6
CARES	2,483	10
Request for Deferral or on Deferment	234	2
Total Portfolio	$50,318	264

The CARES Act was recently amended to include $3.5 billion of extended debt relief payments for SBA borrowers. The program will initially provide for 3 payments of principal and interest to a maximum of $9,000 per month under various criteria and then an additional 5 payments for borrowers considered “underserved” as defined in the amended legislation.

Credit Quality and Performance

At December 31, 2020, nonperforming assets (“NPAs”) declined by ($1.9) million, or (20%), to $7.9 million, compared to $9.8 million at December 31, 2019.  Classified assets increased to $34.0 million, or 0.73% of total assets, at December 31, 2020, compared to $32.6 million, or 0.79% of total assets, at December 31, 2019.

There was a $13.2 million provision for credit losses on loans for the year ended December 31, 2020, compared to an $846,000 provision for loan losses for the year ended December 31, 2019.  The increase in the provision for credit losses on loans for the year ended December 31, 2020, compared to the year ended December 31, 2019, was driven primarily by a deteriorated economic outlook resulting from the COVID-19 pandemic. The three loan classes where the largest increases in reserves were recorded under the CECL loss rate methodology were investor-owned CRE, land and construction, and commercial and industrial (“C&I”).  Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

The Company continues to monitor portfolio loans made to commercial customers with businesses in higher risk sectors due to the COVID-19 pandemic. The following table provides a breakdown of such loans as a percentage of total loans at December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020:

	% of Total	% of Total	% of Total	% of Total
	Loans at	Loans at	Loans at	Loans at
HIGHER RISK SECTORS	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Health care and social assistance:
Offices of dentists	2.01%	1.86%	1.79%	1.63%
Offices of physicians (except mental health specialists)	0.81%	0.74%	0.76%	0.70%
Other community housing services	0.28%	0.27%	0.27%	0.11%
All others	2.15%	2.15%	2.21%	1.84%
Total health care and social assistance	5.25%	5.02%	5.03%	4.28%
Retail trade:
Gasoline stations with convenience stores	2.16%	1.97%	1.90%	1.98%
All others	2.34%	2.44%	2.44%	2.18%
Total retail trade	4.50%	4.41%	4.34%	4.16%
Accommodation and food services:
Full-service restaurants	1.30%	1.40%	1.38%	0.86%
Limited-service restaurants	0.57%	0.74%	0.79%	0.63%
Hotels (except casino hotels) and motels	0.95%	0.92%	0.89%	0.94%
All others	0.68%	0.68%	0.70%	0.52%
Total accommodation and food services	3.50%	3.74%	3.76%	2.95%
Educational services:
Elementary and secondary schools	0.58%	0.57%	0.65%	0.15%
Education support services	0.45%	0.43%	0.40%	0.15%
All others	0.19%	0.17%	0.24%	0.17%
Total educational services	1.22%	1.17%	1.29%	0.47%
Arts, entertainment, and recreation	1.34%	1.27%	1.26%	1.09%
Purchased participations in micro loan portfolio	0.60%	0.68%	0.80%	0.95%
Total higher risk sectors	16.41%	16.29%	16.48%	13.90%

Presidio Merger

The Company completed its merger of its wholly-owned bank subsidiary Heritage Bank of Commerce with Presidio effective October 11, 2019 (the “merger date”). Presidio’s results of operations were included in the Company’s results of operations beginning October 12, 2019. The Presidio systems and integration conversion was successfully completed in the first quarter of 2020.  Merger-related costs reduced pre-tax earnings by $2.6 million for the year ended December 31, 2020, compared to $11.1 million for year ended December 31, 2019.

Presidio was a full-service California state-chartered commercial bank headquartered in San Francisco with branches in Palo Alto, San Francisco, San Mateo, San Rafael, and Walnut Creek, California.

Tri-Valley and United American Mergers

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

Factoring Activities - Bay View Funding

	December 31,	December 31,
	2020	2019

	(Dollars in thousands)
Total factored receivables	$47,201	$45,980
Average factored receivables
For the year ended	$45,765	$46,710
Total full time equivalent employees	31	34

2020 Highlights

The following are major factors that impacted the Company’s results of operations:

●	Net interest income increased 8% to $141.9 million for the year ended December 31, 2020, compared to $131.8 million for the year ended December 31, 2019, primarily due to an increase in the average balance of loans resulting from the Presidio merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio, partially offset by decreases in the prime rate, and decreases in the yield on investment securities and overnight funds.
●	The fully tax equivalent (“FTE”) net interest margin contracted 78 basis points to 3.50% for the year ended December 31, 2020, compared to 4.28% for the year ended December 31, 2019, primarily due to a decline in the average yield on loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities.
●	The average yield on the total loan portfolio decreased to 5.06% for the year ended December 31, 2020 compared to 5.86% for the year ended December 31, 2019, primarily due to decreases in the prime rate on loans and new average balances of lower yielding PPP loans, partially offset by higher PPP loan fees and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

●	In aggregate, the original total net purchase discount on loans from the Focus, Tri-Valley, United American, and Presidio loan portfolio was $25.2 million. In aggregate, the remaining net purchase discount on total loans acquired was $12.1 million at December 31, 2020.
●	The average cost of deposits was 0.17% for the year ended December 31, 2020, compared to 0.29% for the year ended December 31, 2019.
●	There was a $13.2 million provision for credit losses on loans for the year ended December 31, 2020, compared to an $846,000 provision for loan losses for the year ended December 31, 2019. The increase in the provision for credit losses on loans for the year ended December 31, 2020, compared to the year ended December 31, 2019, was driven primarily by a significantly deteriorated economic outlook resulting from the Coronavirus pandemic.
●	Noninterest income was $9.9 million for the year ended December 31, 2020, compared to $10.2 million for the year ended December 31, 2019, primarily due to lower service charges and fees on deposit accounts, partially offset by an increase in the cash surrender value of life insurance, a gain realized on a warrant exercised, and a gain on the disposition of foreclosed assets during the first quarter of 2020.
●	Noninterest expense for the year ended December 31, 2020 increased to $89.5 million, compared to $84.9 million for the year ended December 31, 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs added as a result of the Presidio merger, partially offset by lower merger-related costs.
●	The following table reflects pre-tax merger-related costs resulting from the mergers for the periods indicated:

	For the Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

	(Dollars in thousands)
Salaries and employee benefits	$356	$6,580	$3,569
Other	2,245	4,500	5,598
Total merger-related costs	$2,601	$11,080	$9,167

●	The efficiency ratio for the year ended December 31, 2020 decreased to 58.96%, compared to 59.76% for the year ended December 31, 2019.
●	Income tax expense for the year ended December 31, 2020 was $13.8 million, compared to $15.9 million for the year ended December 31, 2019. The effective tax rate was 28.1% for the years ended December 31, 2020 and December 31, 2019.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, interest bearing deposits in other financial institutions and securities available-for-sale increased 59% to $1.37 billion at December 31, 2020, from $862.2 million at December 31, 2019.
●	Securities held-to-maturity, at amortized cost, totaled $297.4 million, at December 31, 2020, compared to $366.6 million at December 31, 2019.
●	Loans, excluding loans held-for-sale, increased $85.4 million, or 3%, to $2.62 billion at December 31, 2020, compared to $2.53 billion at December 31, 2019. Total loans at December 31, 2020, included $290.7 million in PPP loans.
●	NPAs were $7.9 million, or 0.17% of total assets at December 31, 2020, compared to $9.8 million, or 0.24% of total assets at December 31, 2019.
●	Classified assets were $34.0 million at December 31, 2020, compared to $32.6 million at December 31, 2019. There were no foreclosed assets at December 31, 2020 and December 31, 2019.
●	Net charge-offs totaled $688,000 for the year ended December 31, 2020, compared to $5.4 million for the year ended December 31, 2019. Net charge-offs of $5.4 million for the year ended December 31, 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018. The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.
●	The ACLL at December 31, 2020, was $44.4 million, or 1.70% of total loans, representing 564.24% of nonperforming loans. The allowance for loan losses (“ALLL”) at December 31, 2019, was $23.3 million, or 0.92% of total loans, representing 236.93% of nonperforming loans.
●	Total deposits increased $499.7 million, or 15%, to $3.91 billion at December 31, 2020, compared to $3.41 billion at December 31, 2019.
●	Deposits, excluding all time deposits and CDARS deposits, increased $510.1 million, or 16%, to $3.74 billion at December 31, 2020, compared to $3.23 billion at December 31, 2019.
●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, subordinated debt and short-term borrowings) to total assets was 3.61% at December 31, 2020, compared to 4.10% at December 31, 2019.
●	The loan to deposit ratio was 66.91% at December 31, 2020, compared to 74.20% at December 31, 2019.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2020.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Risk-Based	16.5%	15.8%	10.0%	10.5%
Tier 1 Risk-Based	14.0%	14.6%	8.0%	8.5%
Common Equity Tier 1 Risk-based	14.0%	14.6%	6.5%	7.0%
Leverage	9.1%	9.5%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

	Year Ended December 31,
	2020			2019			2018
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$2,631,495	$133,169	5.06%	$1,994,917	$116,808	5.86%	$1,801,015	$105,635	5.87%
Securities — taxable	578,506	11,637	2.01%	682,602	15,836	2.32%	669,994	15,211	2.27%
Securities — exempt from Federal tax (3)	74,849	2,415	3.23%	84,165	2,720	3.23%	87,639	2,817	3.21%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	786,955	3,757	0.48%	332,905	7,867	2.36%	285,702	6,774	2.37%
Total interest earning assets (3)	4,071,805	150,978	3.71%	3,094,589	143,231	4.63%	2,844,350	130,437	4.59%
Cash and due from banks	40,401			40,070			38,665
Premises and equipment, net	9,497			7,395			7,298
Goodwill and other intangible assets	186,239			116,481			82,398
Other assets	126,387			95,235			82,925
Total assets	$4,434,329			$3,353,770			$3,055,636
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,638,055			$1,131,098			$1,029,860

Demand, interest-bearing	891,513	2,035	0.23%	712,186	2,401	0.34%	658,386	1,885	0.29%
Savings and money market	1,026,319	3,144	0.31%	811,266	4,298	0.53%	777,749	2,701	0.35%
Time deposits — under $100	17,659	67	0.38%	19,448	94	0.48%	21,375	80	0.37%
Time deposits — $100 and over	128,461	1,009	0.79%	130,856	1,359	1.04%	130,548	830	0.64%
CDARS — interest-bearing demand, money
market and time deposits	17,889	5	0.03%	15,078	7	0.05%	15,369	10	0.07%
Total interest-bearing deposits	2,081,841	6,260	0.30%	1,688,834	8,159	0.48%	1,603,427	5,506	0.34%
Total deposits	3,719,896	6,260	0.17%	2,819,932	8,159	0.29%	2,633,287	5,506	0.21%

Subordinated debt, net of issuance costs	39,641	2,320	5.85%	41,278	2,686	6.51%	39,270	2,314	5.89%
Short-term borrowings	139	1	0.72%	208	2	0.96%	106	2	1.89%
Total interest-bearing liabilities	2,121,621	8,581	0.40%	1,730,320	10,847	0.63%	1,642,803	7,822	0.48%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	3,759,676	8,581	0.23%	2,861,418	10,847	0.38%	2,672,663	7,822	0.29%
Other liabilities	97,978			66,678			55,416
Total liabilities	3,857,654			2,928,096			2,728,079
Shareholders’ equity	576,675			425,674			327,557
Total liabilities and shareholders’ equity	$4,434,329			$3,353,770			$3,055,636

Net interest income (3) / margin		142,397	3.50%		132,384	4.28%		122,615	4.31%
Less tax equivalent adjustment (3)		(507)			(572)			(592)
Net interest income		$141,890			$131,812			$122,023
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)

Yield amounts earned on loans include fees and costs. The accretion (amortization) of deferred loan fees (costs) into loan interest income was $4.5 million for the year ended December 31, 2020 (of which $3.9 million was from PPP loans), compared to $580,000 for the year ended December 31, 2019, and $375,000 for the year ended December 31, 2018.

(3) Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2020, 2019 and 2018.

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

	Year Ended December 31,			Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$32,226	$(15,865)	$16,361	$11,269	$(96)	$11,173
Securities — taxable	(2,083)	(2,116)	(4,199)	292	333	625
Securities — exempt from Federal tax (1)	(304)	(1)	(305)	(111)	14	(97)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	2,159	(6,269)	(4,110)	1,124	(31)	1,093
Total interest income on interest-earning assets	31,998	(24,251)	7,747	12,574	220	12,794

Expense from the interest-bearing liabilities:
Demand, interest-bearing	397	(763)	(366)	162	354	516
Savings and money market	629	(1,783)	(1,154)	176	1,421	1,597
Time deposits — under $100	(7)	(20)	(27)	(9)	23	14
Time deposits — $100 and over	(25)	(325)	(350)	1	528	529
CDARS — interest-bearing demand, money market
and time deposits	—	(2)	(2)	(1)	(2)	(3)
Subordinated debt, net of issuance costs	(95)	(271)	(366)	130	242	372
Short-term borrowings	—	(1)	(1)	1	(1)	—
Total interest expense on interest-bearing liabilities	899	(3,165)	(2,266)	460	2,565	3,025
Net interest income	$31,099	$(21,086)	10,013	$12,114	$(2,345)	9,769
Less tax equivalent adjustment			65			20
Net interest income			$10,078			$9,789
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2020, 2019 and 2018.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 78 basis points to 3.50% for the year ended December 31, 2020, compared to 4.28% for the year ended December 31, 2019, primarily due to a decline in the average yield on loans, investment securities, and overnight funds, and an increase in the average balance of lower yielding overnight funds, partially offset by a decline in the cost of interest-bearing liabilities.

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

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Year Ended December 31,
	2020			2019			2018
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-
based lending	$2,327,624	$110,652	4.75%	$1,890,079	$100,380	5.31%	$1,670,065	$86,610	5.19%
SBA PPP loans	218,391	2,185	1.00%	—	—	N/A	—	—	N/A
PPP fees, net	—	3,877	1.78%	—	—	N/A	—	—	N/A
Bay View Funding factored receivables	45,765	10,727	23.44%	46,710	11,688	25.02%	59,220	14,698	24.82%
Purchased residential mortgages	29,648	725	2.45%	35,343	951	2.69%	40,998	1,118	2.73%
Purchased CRE loans	24,072	831	3.45%	30,936	1,107	3.58%	36,080	1,257	3.48%
Loan credit mark / accretion	(14,005)	4,172	0.18%	(8,151)	2,682	0.14%	(5,348)	1,952	0.12%
Total loans (includes loans
held-for-sale)	$2,631,495	$133,169	5.06%	$1,994,917	$116,808	5.86%	$1,801,015	$105,635	5.87%

The average yield on the total loan portfolio decreased to 5.06% for the year ended December 31, 2020, compared to 5.86% for the year ended December 31, 2019, primarily due to decreases in the prime rate on loans and new average balances of lower yielding PPP loans, partially offset by higher PPP loan fees and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions. The average yield on the total loan portfolio decreased to 5.86% for the year ended December 31, 2019, compared to 5.87% for the year ended December 31, 2018, primarily due to a decrease in the average balance of Bay View Funding’s factored receivables, partially offset by the impact of the increasing prime rate on loans over the course of 2018 (prior to the prime rate decreasing in the latter part of 2019), and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

In aggregate, the original total net purchase discount on loans from the Focus, Tri-Valley, United American, and Presidio loan portfolio was $25.2 million.  In aggregate, the remaining net purchase discount on total loans acquired was $12.1 million at December 31, 2020.

The average cost of deposits was 0.17% for the year ended December 31, 2020, compared to 0.29% for the year ended December 31, 2019, and 0.21% for the year ended December 31, 2018.

Net interest income, before provision for credit losses on loans, for the year ended December 31, 2020 increased 8% to $141.9 million, compared to $131.8 million for the year ended December 31, 2019, primarily due to an increase in the average balance of loans resulting from the Presidio merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio, partially offset by decreases in the prime rate, and decreases in the yield on investment securities and overnight funds. Net interest income, before provision for loan losses, for the year ended December 31, 2019 increased 8% to $131.8 million, compared to $122.0 million for the year ended December 31, 2018, primarily due to the impact of the increase in loans and deposits from the Presidio merger, in addition to the full year impact of the Tri-Valley and United American mergers.

Provision for Credit Losses on Loans

Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses on loans through charges to earnings, which are presented in the statements of income as the provision for credit losses on loans. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses on loans is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for credit losses on loans and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for credit losses on loans and level of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. The provision for credit losses on loans and level of allowance for each period are also dependent on forecast data for the state of California including GDP and unemployment projections provided by the CEF, (www.CaliforniaForecast.com).

There was a $13.2 million provision for credit losses on loans for the year ended December 31, 2020, compared to an $846,000 provision for loan losses for the year ended December 31, 2019, and a $7.4 million provision for loan losses for the year ended December 31, 2018. The increase in the provision for credit losses on loans for the year ended December 31, 2020, compared to the year ended December 31, 2019, was driven primarily by a significantly deteriorated economic outlook resulting from the Coronavirus pandemic. The three loan classes where the largest increases in reserves were recorded under the CECL loss rate methodology were investor-owned CRE, land and construction, and C&I.  Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Performance” and “Allowance for Credit Losses on Loans.”

The ACLL totaled $44.4 million, or 1.70% of total loans at December 31, 2020.  Total loans at December 31, 2020, included $290.7 million of PPP loans which are guaranteed by the SBA, for which no ACLL was allocated. The ALLL was $23.3 million, or 0.92% of total loans at December 31, 2019, and $27.8 million, or 1.48% of total loans at December 31, 2018. The ACLL to total nonperforming loans was 564.24% at December 31, 2020. The ALLL to total nonperforming loans was 236.93% at December 31, 2019, and 187.06% at December 31, 2018.  The loans acquired from Presidio are included in total loans.  Due to the addition of the Presidio loans at fair value with no allowance, the ALLL to total loans decreased at December 31, 2019, compared to December 31, 2018.  However, the Company provided an additional $2.0 million in provision for loan losses to increase the ALLL at December 31, 2019 for certain non-impaired loans acquired at a premium from Presidio.  This premium was due to higher interest rates on the loans versus market interest rates at the time of the merger.  Due to the net premium on these loans, a provision for loan losses was required and it was not due to credit deterioration since the merger date.

Net charge-offs totaled $688,000 for the year ended December 31, 2020, compared to net charge-offs of $5.4 million for the year ended December 31, 2019, and net recoveries of $769,000 for the year ended December 31, 2018. Net charge-offs of $5.4 million for the year ended December 31, 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018. The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

				Increase		Increase
	Year Ended			(decrease)		(Decrease)
	December 31,			2020 versus 2019		2019 versus 2018
	2020	2019	2018	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,859	$4,510	$4,113	$(1,651)	(37)%	$397	10%
Increase in cash surrender value of life insurance	1,845	1,404	1,045	441	31%	359	34%
Gain on sales of SBA loans	839	689	698	150	22%	(9)	(1)%
Gain on the disposition of foreclosed assets	791	—	—	791	N/A %	(73)	(10)%
Servicing income	673	636	709	37	6%	395	148%
Gain on sales of securities	277	661	266	(384)	(58)%	—	N/A
Other	2,638	2,344	2,743	294	13%	(399)	(15)%
Total	$9,922	$10,244	$9,574	$(322)	(3)%	$670	7%

For the year ended December 31, 2020, noninterest income was $9.9 million, compared to $10.2 million for the year ended December 31, 2019, primarily due to lower service charges and fees on deposit accounts, and a decrease in the gain on sale of securities, partially offset by an increase in the cash surrender value of life insurance, a gain realized on a warrant exercised, and a gain on the disposition of foreclosed assets during the first quarter of 2020.

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

Historically, a portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2020, SBA loan sales resulted in an $839,000 gain, compared to a $689,000 gain on sales of SBA loans in 2019, and a $698,000 gain on sales of SBA loans in 2018.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

				Increase		Increase
	Year Ended			(Decrease)		(Decrease)
	December 31,			2020 versus 2019		2019 versus 2018
	2020	2019	2018	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$50,571	$44,174	$40,193	$6,397	14%	$3,981	10%
Occupancy and equipment	8,018	6,647	5,411	1,371	21%	1,236	23%
Professional fees	5,338	3,259	2,891	2,079	64%	368	13%
Amortization of intangible assets	3,751	2,739	1,943	1,012	37%	796	41%
Software subscriptions	3,102	2,397	2,343	705	29%	54	2%
Data processing	2,770	2,890	1,978	(120)	(4)%	912	46%
Insurance expense	2,286	1,864	1,685	422	23%	179	11%
Supplemental retirement plan cost	1,724	1,240	202	484	39%	1,038	514%
Recovery of legal fees (1)	—	—	(922)	—	N/A	922	(100)%
Other, excluding merger-related costs	9,350	8,608	10,630	742	9%	(2,022)	(19)%
Total noninterest expense, excluding merger-related costs	86,910	73,818	66,354	13,092	18%	7,464	11%
Salaries and employee benefits merger-related costs (2)	356	6,580	3,569	(6,224)	(95)%	3,011	84%
Other merger-related costs (3)	2,245	4,500	5,598	(2,255)	(50)%	(1,098)	(20)%
Total noninterest expense, including merger-related costs	$89,511	$84,898	$75,521	$4,613	5%	$9,377	12%

The following table indicates the percentage of noninterest expense in each category:

	Year Ended December 31,
		Percent		Percent		Percent
	2020	of Total	2019	of Total	2018	of Total

	(Dollars in thousands)
Salaries and employee benefits	$50,571	57%	$44,174	52%	$40,193	53%
Occupancy and equipment	8,018	9%	6,647	8%	5,411	7%
Professional fees	5,338	6%	3,259	4%	2,891	4%
Amortization of intangible assets	3,751	4%	2,739	3%	1,943	3%
Software subscriptions	3,102	3%	2,397	3%	2,343	3%
Data processing	2,770	3%	2,890	3%	1,978	3%
Insurance expense	2,286	3%	1,864	2%	1,685	2%
Supplemental retirement plan cost	1,724	2%	1,240	2%	202	0%
Recovery of legal fees (1)	—	—%	—	—%	(922)	(1)%
Other, excluding merger-related costs	9,350	10%	8,608	10%	10,630	14%
Total noninterest expense, excluding merger-related costs	86,910	97%	73,818	87%	66,354	88%
Salaries and employee benefits merger-related costs (2)	356	0%	6,580	8%	3,569	5%
Other merger-related costs (3)	2,245	3%	4,500	5%	5,598	7%
Total noninterest expense, including merger-related costs	$89,511	100%	$84,898	100%	75,521	100%
(3)Included in the “Professional fees” category in the Consolidated Statements of Income.

(4)Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.

(5)Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

Noninterest expense for the year ended December 31, 2020 increased 5% to $89.5 million, compared to $84.9 million for the year ended December 31, 2019, primarily due to higher salaries and employee benefits as a result of annual salary increases, and additional employees and operating costs added as a result of the Presidio merger, partially offset by lower merger-related costs. Full-time equivalent employees were 331 at December 31, 2020, and 357 at December 31, 2019, and 302 at December 31, 2018. Average full-time equivalent employees were 341 during 2020, and 320 during 2019, and 292 during 2018.

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

The following table shows the effective income tax rates for the dates indicated:

	Year Ended December 31,
	2020	2019	2018
Effective income tax rate	28.1%	28.1%	27.4%

The Company’s Federal and state income tax expense in 2020 was $13.8 million, compared to $15.9 million in 2019, and $13.3 million in 2018.

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

The Company had the net deferred tax assets of $28.2 million and $24.3 million at December 31, 2020, and December 31, 2019, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2020 and December 31, 2019 will be fully realized in future years.

FINANCIAL CONDITION

As of December 31, 2020, total assets increased 13% to $4.63 billion, compared to $4.11 billion at December 31, 2019. Securities available-for-sale, at fair value, were $235.8 million at December 31, 2020, a decrease of (42%) from $404.8 million at December 31, 2019. Securities held-to-maturity, at amortized cost, were $297.4 million at December 31, 2020, a decrease of (19%) from $366.6 million at December 31, 2019. Total loans, excluding loans held-for-sale, increased $85.4 million, or 3%, to $2.62 billion at December 31, 2020, compared to $2.53 billion at December 31, 2019.

Total deposits increased $499.7 million, or 15%, to $3.91 billion at December 31, 2020, compared to $3.41 billion at December 31, 2019. Deposits, excluding all time deposits and CDARS deposits, increased $510.1 million, or 16%, to $3.74 billion at December 31, 2020, from $3.23 billion at December 31, 2019.

Securities Portfolio

The following table reflects the balances for each category of securities at year-end:

	December 31,
	2020	2019	2018

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$175,326	$284,361	$302,854
U.S. Treasury	60,448	120,464	148,753
U.S. Government sponsored entities	—	—	7,436
Total	$235,774	$404,825	$459,043
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$228,652	$285,344	$291,241
Municipals — exempt from Federal tax	68,791	81,216	85,957
Total	$297,443	$366,560	$377,198

The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2020:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$5,540	0.62%	$169,786	1.66%	$—	N/A	$—	N/A	$175,326	1.62%
U.S. Treasury	60,448	2.83%	—	N/A	—	N/A	—	N/A	60,448	2.83%
Total	$65,988	2.65%	$169,786	1.66%	$—	N/A	$—	N/A	$235,774	1.93%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$8,674	0.84%	$175,898	1.79%	$2,173	2.87%	$41,907	1.82%	$228,652	1.77%
Municipals — exempt from Federal tax (1)	28,201	3.18%	40,590	3.31%	—	N/A	—	N/A	68,791	3.26%
Total	$36,875	2.63%	$216,488	2.08%	$2,173	2.87%	$41,907	1.82%	$297,443	2.11%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

During the year ended December 31, 2020, the Company sold $56.6 million of investment securities available-for-sale for a net gain of $259,000 and a net gain of $18,000 for held-to-maturity bonds that were called.

During the year ended December 31, 2020, the Company purchased $30.9 million of investment securities held-to-maturity, which were all agency mortgage-backed securities, with an average book yield of 1.15%.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 57% of total assets at December 31, 2020 and 62% at December 31, 2019. The ratio of loans to deposits decreased to 66.91% at December 31, 2020 from 74.20% at December 31, 2019.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

	December 31,
	2020	% to Total	2019	% to Total	2018	% to Total	2017	% to Total	2016	% to Total

	(Dollars in thousands)
Commercial	$555,707	21%	$603,345	24%	$549,998	29%	$516,952	33%	$542,638	36%
SBA PPP loans	290,679	11%	—	0%	—	—%	—	0%	—	—%
Real estate:
CRE - owner occupied	560,362	21%	548,907	22%	430,813	23%	389,289	25%	401,362	27%
CRE - non-owner occupied	693,103	27%	767,821	30%	477,928	25%	357,141	23%	263,079	17%
Land and construction	144,594	6%	147,189	6%	122,403	7%	103,619	6%	83,480	6%
Home equity	111,885	4%	151,775	6%	95,478	5%	77,175	5%	82,410	5%
Multifamily	166,425	6%	180,623	7%	88,614	5%	56,058	3%	37,812	3%
Residential mortgages	85,116	3%	100,759	4%	100,586	5%	62,579	4%	67,162	4%
Consumer and other	18,116	1%	33,744	1%	20,912	1%	20,364	1%	25,424	2%
Total Loans	2,625,987	100%	2,534,163	100%	1,886,732	100%	1,583,177	100%	1,503,367	100%
Deferred loan fees, net	(6,726)	—	(319)	—	(327)	—	(510)	—	(760)	—
Loans, net of deferred fees	2,619,261	100%	2,533,844	100%	1,886,405	100%	1,582,667	100%	1,502,607	100%
Allowance for credit losses on loans	(44,400)		(23,285)		(27,848)		(19,658)		(19,089)
Loans, net	$2,574,861		$2,510,559		$1,858,557		$1,563,009		$1,483,518

The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 67% of its gross loans were secured by real property as of December 31, 2020, compared to 75% as of December 31, 2019. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2020, loans were sold resulting in a gain on sales of SBA loans of $839,000, compared to a gain on sales of SBA loans of $689,000 for 2019, and $698,000 for 2018.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including, but not limited to, service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 37 days for the years ended December 31, 2020 and December 31, 2019 and 36 days for December 31, 2018. The balance of the purchased receivables as of December 31, 2020 and December 31, 2019 was $47.2 million and $46.0 million, respectively.

The commercial loan portfolio decreased $47.6 million, or (8%), to $555.7 million at December 31, 2020, from $603.3 million at December 31, 2019. The commercial loan line usage was 28% at December 31, 2020, compared to 35% at December 31, 2019. In addition, the Company had $290.7 million in PPP loans at December 31, 2020.

The Company’s CRE loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on CRE loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity), however, SBA, and certain other real estate loans that can be sold in the secondary market, may be granted for longer maturities.

The CRE owner-occupied loan portfolio increased $11.5 million, or 2% to $560.4 million at December 31, 2020, from $548.9 million at December 31, 2019. CRE non-owner occupied loans decreased $74.7 million, or (10%) to $693.1 million at December 31, 2020. At December 31, 2020, 45% of the CRE loan portfolio was secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans decreased $2.6 million, or (2%), to $144.6 million at December 31, 2020, from $147.2 million at December 31, 2019.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased $39.9 million, or (26%), to $111.9 million at December 31, 2020, from $151.8 million at December 31, 2019.

Multifamily loans decreased $14.2 million, or (8%) to $166.4 million, at December 31, 2020, compared to $180.6 million at December 31, 2019

Residential mortgage loans decreased $15.7 million, or (16%) to $85.1 million, at December 31, 2020, compared to $100.8 million at December 31, 2019.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $96.0 million and $160.0 million at December 31, 2020, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale), as of December 31, 2020. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2020, approximately 42% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$421,369	$369,877	$55,140	$846,386
Real estate:
CRE - owner occupied	122,418	149,738	288,206	560,362
CRE - non-owner occupied	238,373	165,141	289,589	693,103
Land and construction	124,587	10,218	9,789	144,594
Home equity	111,768	—	117	111,885
Multifamily	1,779	50,008	114,638	166,425
Residential mortgages	1,545	23,075	60,496	85,116
Consumer and other	12,723	3,668	1,725	18,116
Loans	$1,034,562	$771,725	$819,700	$2,625,987

Loans with variable interest rates	$989,755	$27,583	$89,444	$1,106,782
Loans with fixed interest rates	44,807	744,142	730,256	1,519,205
Loans	$1,034,562	$771,725	$819,700	$2,625,987

Loan Servicing

As of December 31, 2020, 2019, and 2018 there were $78.0 million, $87.8 million, and $104.0 million, respectively, of SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2020	2019	2018

	(Dollars in thousands)
Beginning of period balance	$583	$871	$1,373
Additions	213	157	200
Amortization	(265)	(445)	(702)
End of period balance	$531	$583	$871

Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2020 and 2019, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	2020	2019	2018

	(Dollars in thousands)
Beginning of period balance	$503	$568	$968
Unrealized holding (loss) gain	(198)	(65)	(400)
End of period balance	$305	$503	$568

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2020, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$305
Prepayment speed assumption (annual rate)	14.6%
Impact on fair value of 10% adverse change in prepayment speed (CPR 16.1%)	$(3)
Impact on fair value of 20% adverse change in prepayment speed (CPR 17.6%)	$(6)
Residual cash flow discount rate assumption (annual)	12.9%
Impact on fair value of 1% adverse change in discount rate (14.2% discount rate)	$(8)
Impact on fair value of 2% adverse change in discount rate (15.5% discount rate)	$(15)

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $6.2 million and $15.3 million at December 31, 2020 and December 31, 2019, respectively, of which $1.9 million and $7.4 million were on nonaccrual. There were also $5.9 million and $1.3 million loans less than 30 days past due included in nonaccrual loans held-for-investment, at December 31, 2020 and December 31, 2019, respectively.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$7,788	$8,675	$13,699	$2,250	$3,059
Restructured and loans 90 days past due and
still accruing	81	1,153	1,188	235	—
Total nonperforming loans	7,869	9,828	14,887	2,485	3,059
Foreclosed assets	—	—	—	—	229
Total nonperforming assets	$7,869	$9,828	$14,887	$2,485	$3,288

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.30%	0.39%	0.79%	0.16%	0.22%
Nonperforming assets as a percentage of total assets	0.17%	0.24%	0.48%	0.09%	0.13%

Nonperforming assets were $7.9 million, or 0.17% of total assets, at December 31, 2020, compared to $9.8 million, or 0.24% of total assets, at December 31, 2019. The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at December 31, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:	—	—	—	—
CRE - Owner Occupied	3,706	—	—	3,706
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	—	—	—	—
Home equity	949	—	—	949
Multifamily	—	—	—	—
Residential mortgages	—	—	—	—
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

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

The following table presents the amortized cost basis of collateral-dependent loans by loan classification December 31, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

Loans with a well defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). Loans held for sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

Classified loans increased to $34.0 million, or 0.73% of total assets, at December 30, 2020, compared to $32.6 million, or 0.79% of total assets at December 31, 2019. Deferrals included in classified assets total $939,000 at December 31, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

Beginning January 1, 2020, we calculated allowance for ACLL using CECL methodology. As of January 1, 2020, the Company increased the ACLL by $8.6 million since the Topic 326 covers credit losses over the expected life of a loan as well as considering future changes in macroeconomic conditions.

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

Prior to January 1, 2020, we calculated ALLL using incurred losses methodology.

Loans are charged-off against the allowance when management determines that a loan balance has been uncollectible. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.

The following provides a summary of the risks associated with various segments of the Company’s loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $290.7 million of PPP loans at December 31, 2020.

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

On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the California Department of Financial Protection and Innovation (“DFPI”) also review the allowance for credit losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for credit losses on loans is adequate. However, the loan portfolio could be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Changes in the allowance for credit losses on loans were as follows:

	Year Ended December 31, 2020
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,776)	-	-	-	-	-	-	(104)	(1,880)
Recoveries	998	1	-	70	93	-	-	30	1,192
Net (charge-offs) recoveries	(778)	1	-	70	93	-	-	(74)	(688)
Provision for credit losses on loans	5,575	1,565	4,744	981	(117)	1,551	265	(1,331)	13,233
End of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400

	Year Ended December 31, 2019
	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(6,609)	-	(14)	(6,623)
Recoveries	1,045	169	-	1,214
Net (charge-offs) recoveries	(5,564)	169	(14)	(5,409)
Provision (credit) for loan losses	(1,044)	1,910	(20)	846
End of period balance	$10,453	$12,750	$82	$23,285

	Year Ended December 31, 2018
	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(2,002)	-	(24)	(2,026)
Recoveries	2,645	150	-	2,795
Net (charge-offs) recoveries	643	150	(24)	769
Provision for loan losses	5,810	1,571	40	7,421
End of period balance	$17,061	$10,671	$116	$27,848

Allocation of Allowance for Credit Losses on Loans

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for credit losses on loans and certain pertinent ratios for the periods indicated:

	2020	2019	2018	2017	2016

	(Dollars in thousands)
Beginning of year balance	$23,285	$27,848	$19,658	$19,089	$18,926
Charge-offs:
Commercial	(1,776)	(6,609)	(2,002)	(2,239)	(1,961)
Real estate:
CRE - non-owner occupied	—	—	—	—	(5)
Consumer and other	(104)	(14)	(24)	—	(41)
Total charge-offs	(1,880)	(6,623)	(2,026)	(2,239)	(2,007)

Recoveries:
Commercial	998	1,045	2,645	1,585	365
Real estate:
CRE - owner occupied	1	—	—	859	—
Land and construction	70	76	114	244	568
Home equity	93	93	36	21	—
Consumer and other	30	—	—	—	—
Total recoveries	1,192	1,214	2,795	2,709	933
Net (charge-offs) recoveries	(688)	(5,409)	769	470	(1,074)
Impact of adopting Topic 326	8,570	—	—	—	—
Provision for credit losses on loans(1)	13,233	846	7,421	99	1,237
End of year balance	$44,400	$23,285	$27,848	$19,658	$19,089
(1)	Provision for credit losses on loans for the year ended December 31, 2020, Provision for loan losses for the previous years

The following table provides a summary of the allocation of the allowance for credit losses on loans by class at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for credit losses on loans will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amount available for charge-offs that may occur within these classes.

	December 31,
	2020		2019		2018		2017		2016
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$11,587	32%	$10,453	24%	$17,061	29%	$10,608	33%	$10,656	36%
Real estate:						—
CRE - owner occupied	8,560	21%	3,825	22%	2,907	23%	2,873	25%	2,968	27%
CRE - non-owner occupied	16,416	27%	3,760	30%	3,456	25%	2,724	23%	1,935	17%
Land and construction	2,509	6%	2,621	6%	2,008	7%	1,441	6%	1,221	6%
Home equity	1,297	4%	2,244	6%	1,609	5%	1,390	5%	1,639	5%
Multifamily	2,804	6%	57	7%	374	5%	312	3%	278	3%
Residential mortgages	943	3%	243	4%	317	5%	210	4%	286	4%
Consumer and other	284	1%	82	1%	116	1%	100	1%	106	2%
Total	$44,400	100%	$23,285	100%	$27,848	100%	$19,658	99%	$19,089	100%

The allowance for credit losses on loan totaled $44.4 million, or 1.70% of total loans at December 31, 2020. The allowance for loan losses totaled $23.3 million, or 0.92% of total loans at December 31, 2019. The allowance for credit losses on loan to total nonperforming loans increased to 564.24% at December 31, 2020, compared to 236.93% at December 31, 2019. The Company had net charge-offs of $688,000 or 0.03% of average loans, for the year ended

December 31, 2020, compared to net charge-offs of $5.4 million, or 0.27% of average loans, for the year ended December 31, 2019. Net charge-offs of $5.4 million for the year ended December 31, 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018.  The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

The following table shows the results of adopting CECL for the year ended December 31, 2020:

DRIVERS OF CHANGE IN ACLL UNDER CECL
(in $000’s, unaudited)
ALLL at December 31, 2019	$23,285
Day 1 adjustment impact of adopting Topic 326	8,570
ACLL at January 1, 2020	31,855
Net (charge-offs) during the first quarter of 2020	(422)
Portfolio changes during the first quarter of 2020	1,216
Economic factors during the first quarter of 2020	12,054
ACLL at March 31, 2020	44,703
Net (charge-offs) during the second quarter of 2020	(373)
Portfolio changes during the second quarter of 2020	(4,282)
Qualitative and quantitative changes during the second
quarter of 2020 including changes in economic forecasts	5,396
ACLL at June 30, 2020	45,444
Net (charge-offs) during the third quarter of 2020	(219)
Portfolio changes during the third quarter of 2020	488
Qualitative and quantitative changes during the third
quarter of 2020 including changes in economic forecasts	(291)
ACLL at September 30, 2020	$45,422
Net (charge-offs) during the fourth quarter of 2020	326
Portfolio changes during the fourth quarter of 2020	(1,622)
Qualitative and quantitative changes during the fourth
quarter of 2020 including changes in economic forecasts	274
ACLL at December 31, 2020	$44,400

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. Some of the Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and liabilities included $35.9 million of right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. See Note 7 to the consolidated financial statements.

In June of 2019, the Company entered in to a lease agreement for 54,910 square feet of office space in San Jose, California, which commenced on February 1, 2020.  The Company moved its Bay View Funding office during the first quarter of 2020, and moved the main office of HBC during the second and third quarters of 2020, to this new location.

The merger with Presidio resulted in the Company operating overlapping branch locations in the cities of Walnut Creek and San Mateo, California. These branches were consolidated in 2020 by vacating the HBC leased locations prior to the lease termination date, and moving the operations to the Presidio branch locations.  The consolidation of these two branches into the Presidio locations resulted in the impairment of both leases at December 31, 2019. The lease impairment and write-off of fixed assets and tenant improvements totaled $434,000 for the Walnut Creek location, and $625,000 for the San Mateo location during the fourth quarter of 2019.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	December 31, 2020		December 31, 2019		December 31, 2018
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,661,655	42%	$1,450,873	42%	$1,021,582	39%
Demand, interest-bearing	960,179	25%	798,375	23%	702,000	27%
Savings and money market	1,119,968	29%	982,430	29%	754,277	28%
Time deposits — under $250	45,027	1%	54,361	2%	58,661	2%
Time deposits — $250 and over	103,746	3%	99,882	3%	86,114	3%
CDARS — interest-bearing demand,
money market and time deposits	23,911	1%	28,847	1%	14,898	1%
Total deposits	$3,914,486	100%	$3,414,768	100%	$2,637,532	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at December 31, 2020 and December 31, 2019.

Total deposits increased $499.7 million, or 15%, to $3.91 billion at December 31, 2020, compared to $3.41 billion at December 31, 2019. Deposits, excluding all time deposits and CDARS deposits, increased $510.1 million, or 16%, to $3.74 billion at December 31, 2020, compared to $3.23 billion at December 31, 2019.

At December 31, 2020, the $23.9 million CDARS deposits were comprised of $18.6 million of interest-bearing demand deposits, $663,000 of money market accounts and $4.6 million of time deposits. At December 31, 2019, the $28.8 million CDARS deposits were comprised of $12.9 million of interest-bearing demand deposits, $2.1 million of money market accounts and $13.8 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of December 31, 2020:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$34,194	32%
Over three months through six months	22,913	21%
Over six months through twelve months	39,004	36%
Over twelve months	12,270	11%
Total	$108,381	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2020	2019	2018
Return on average assets	0.80%	1.21%	1.16%
Return on average tangible assets	0.83%	1.25%	1.19%
Return on average equity	6.12%	9.51%	10.79%
Return on average tangible equity	9.04%	13.09%	14.41%
Average equity to average assets ratio	13.00%	12.69%	10.72%

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.1 billion at December 31, 2020 and December 31, 2019. Unused commitments represented 42% and 44% of outstanding gross loans at December 31, 2020 and December 31, 2019, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 16 to the consolidated financial statements located elsewhere herein.

The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31,
	2020			2019
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$121,560	$970,614	$1,092,174	$147,372	$951,206	$1,098,578
Standby letters of credit	3,049	18,970	22,019	11,445	10,615	22,060
	$124,609	$989,584	$1,114,193	$158,817	$961,821	$1,120,638

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2020, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Deposits(1)	$3,899,179	$14,381	$926	$—	$3,914,486
Subordinated debt	—	—	—	40,000	40,000
Operating leases	5,242	10,707	8,954	18,798	43,700
Other long-term liabilities(2)	2,123	3,732	3,980	48,615	58,450
Total contractual obligations	$3,906,544	$28,820	$13,860	$107,413	$4,056,637

(1) Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

(2)	Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information is provided in Note 14 to the consolidated financial statements.

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 66.91% at December 31, 2020, compared to 74.20% at December 31, 2019.

FHLB and FRB Borrowings and Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2020, and December 31, 2019, the Company had no overnight borrowings from the FHLB. The Company had $232.6 million of loans and pledged to the FHLB as collateral on a line of credit of $160.5 million at December 31, 2020. The Company also had $3.2 million of securities pledged to the FHLB as collateral on an available line of credit of $3.0 million at December 31, 2020, none of which was outstanding.

The Company can also borrow from the FRB’s discount window. The Company had approximately $921.4 million of loans pledged to the FRB as collateral on an available line of credit of approximately $528.1 million at December 31, 2020, none of which was outstanding.

At December 31, 2020 and 2019, the Company had Federal funds purchase arrangements available of $80.0 million. There were no Federal funds purchased outstanding at December 31, 2020 and 2019.

The Company has a $10.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2020.  The Company had a $5,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2019.

The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2020, and 2019.

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

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	December 31,
	2020	2019	2018

	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$410,307	$393,432	$276,675
Additional Tier 1 capital	—	—	—
Tier 1 Capital	410,307	393,432	276,675
Tier 2 Capital	73,563	63,726	67,922
Total risk-based capital	$483,870	$457,158	$344,597

Risk-weighted assets	$2,924,448	$3,136,252	$2,303,941
Average assets for capital purposes	$4,507,032	$4,041,927	$3,118,150

Capital ratios:
Total risk-based capital	16.5%	14.6%	15.0%
Tier 1 risk-based capital	14.0%	12.5%	12.0%
Common equity Tier 1 risk-based capital	14.0%	12.5%	12.0%
Leverage(1)	9.1%	9.7%	8.9%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	December 31,
	2020	2019	2018

	(Dollars in thousands)
Capital components:
Common equity Tier 1 capital	$428,109	$411,585	$293,730
Additional Tier 1 capital	—	—	—
Tier 1 Capital	428,109	411,585	293,730
Tier 2 Capital	33,824	24,172	28,553
Total risk-based capital	$461,933	$435,757	$322,283

Risk-weighted assets	$2,922,577	$3,134,848	$2,302,751
Average assets for capital purposes	$4,505,265	$4,040,265	$3,116,645

Capital ratios:
Total risk-based capital	15.8%	13.9%	14.0%
Tier 1 risk-based capital	14.6%	13.1%	12.8%
Common equity Tier 1 risk-based capital	14.6%	13.1%	12.8%
Leverage(1)	9.5%	10.2%	9.4%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At December 31, 2020, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2020, December 31, 2019, and December 31, 2018, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since of December 31, 2020, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At December 31, 2020, the Company had total shareholders’ equity of $577.9 million, compared to $576.7 million at December 31, 2019. At December 31, 2020, total shareholders’ equity included $493.7 million in common stock, $94.9 million in retained earnings, and ($10.7) million of accumulated other comprehensive loss. The book value per common share was $9.64 at December 31, 2020, compared to $9.71 at December 31, 2019. The tangible book value per common share was $6.57 at December 31, 2020, compared to $6.55 at December 31, 2019.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	December 31,	December 31,
(in $000's, unaudited)	2020	2019
Unrealized gain on securities available-for-sale	$3,709	$1,242
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	261	298
Split dollar insurance contracts liability	(6,140)	(4,835)
Supplemental executive retirement plan liability	(8,767)	(6,843)
Unrealized gain on interest-only strip from SBA loans	220	360
Total accumulated other comprehensive loss	$(10,717)	$(9,778)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2020. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$59,450	50.0%
+300	$44,796	37.7%
+200	$30,037	25.3%
+100	$15,231	12.8%
0	—	—
−100	$(11,927)	(10.0)%
−200	$(22,135)	(18.6)%

This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income, if any.

As with any method of gauging interest rate risk, there are certain shortcomings inherent to the methodology noted above. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the methodology noted above does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan borrowers’ ability to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2020, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 104 through 162.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2020, the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

● Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

● Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

● Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

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

ITEM 11  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2020. Such information is incorporated herein by reference.

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 104 through 162.

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
2.1

Agreement and Plan of Merger and Reorganization, dated April 23, 2015, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Focus Business Bank (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 23, 2015)

2.2

Agreement and Plan of Merger and Reorganization, dated December 20, 2017, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Tri-Valley Bank (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 20, 2017)

2.3

Agreement and Plan of Merger and Reorganization, dated January 10, 2018, by and among Heritage Commerce Corp, Heritage Bank of Commerce, AT Bancorp and United American Bank (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 10, 2018)

2.4

Agreement and Plan of Merger, dated May 16, 2019, by and among Heritage Commerce Corp, Heritage Bank of Commerce, and Presidio Bank (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2019)

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Heritage Commerce Corp (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)
3.2

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp, as filed with the California Secretary of State on June 1, 2010 (incorporated by reference from the Registration Statement on Form S-1 filed July 23, 2010)

3.3	Bylaws, as amended, of Heritage Commerce Corp (incorporated by reference from the Registrant’s Current Report Form 8-K filed June 28, 2013)
3.4

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp, as filed with the Secretary of State on August 29, 2019 (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 11, 2019)

3.5

Certificate of Determination of the Articles of Incorporation  (Revocation of Series A Preferred), as filed with the Secretary of State on April 5, 2019 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 11, 2020)

3.6

Certificate of Determination of the Articles of Incorporation (Revocation of Series B Preferred), as filed with the Secretary of State on April 5, 2019 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 11, 2020)

3.7

Certificate of Determination of the Articles of Incorporation (Revocation of Series C Preferred), as filed with the Secretary of State on April 5, 2019 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 11, 2020)

4.1

Subordinated Indenture, dated as of May 26, 2017, by and between Heritage Commerce Corp and Wilmington Trust, National Association, as Trustee (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2017)

4.2

First Supplemental Indenture, dated as of May 26, 2017, by and between Heritage Commerce Corp and Wilmington Trust, National Association, as Trustee (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2017)

4.3	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2027 (included in Exhibit 4.2) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2017)
4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed on March 11, 2020)
*10.1	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed May 3, 2005)
*10.2	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed June 2, 2009)
*10.3	Non-qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 31, 2005)
*10.4	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant’s Current Report on Form 8 K filed July 21, 2011)
*10.5	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2012)
*10.6	Employment Agreement with Margo Butsch, dated June 26, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 26, 2017)
*10.7	Employment Agreement with Keith Wilton, dated August 8, 2019 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed August 12, 2019)
*10.8	Employment Agreement with Robertson Clay Jones, effective October 11, 2019 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 11, 2020)
*10.9	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 9, 2012)
*10.10	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 9, 2012)
*10.11	2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)
*10.12	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)
*10.13	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)

Exhibit Number	Description
*10.14	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed September 30, 2008)
*10.15	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 17, 2008)
*10.16	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 17, 2008)
*10.17

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Jack Conner and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed January 2, 2009)

*10.18

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Frank Bisceglia and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed January 2, 2009)

*10.19

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Robert Moles and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed January 2, 2009)

*10.20

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Ranson Webster and the Company (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed January 2, 2009)

10.21

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed December 23, 2009)

10.22

Stock Purchase Agreement, between Heritage Bank of Commerce, BVF Acquisition Corp and the stockholders named therein dated October 8, 2014 (incorporated herein from the Registrant’s Current Report on Form 8-K, as filed October 9, 2014)

10.23	Presidio Bank Amended and Restated 2006 Stock Options Plan (incorporated herein by reference from the Registrant’s Statement on Form S-8 filed October 15, 2019)
10.24	Presidio Bank 2016 Equity Incentive Plan (incorporated herein by reference from the Registrant’s Statement on Form S-8 filed October 15, 2019)
21.1	Subsidiaries of the Registrant (incorporated herein from the Registrant’s 2016 Annual Report on Form 10-K, as filed March 3, 2017)
23.1	Consent of Crowe LLP
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	Cover Page Interactive Data (formatted as inline XBRL)

*  Management contract or compensatory plan or arrangement.

ITEM 16  FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

	BY:	/s/ KEITH A. WILTON
Keith A. Wilton
DATE: March 5, 2021		Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JULIANNE M. BIAGINI-KOMAS	Director	March 5, 2021
Julianne M. Biagini-Komas

/s/ FRANK G. BISCEGLIA	Director	March 5, 2021
Frank G. Bisceglia
/s/ BRUCE H. CABRAL Bruce H. Cabral	Director	March 5, 2021
/s/ JACK W. CONNER	Director and Chairman of the Board	March 5, 2021
Jack W. Conner

/s/ JASON DINAPOLI	Director	March 5, 2021
Jason DiNapoli
/s/ STEPHEN G. HEITEL	Director	March 5, 2021
Stephen G. Heitel

/s/ WALTER T. KACZMAREK	Director	March 5, 2021
Walter T. Kaczmarek
/s/ LAWRENCE D. MCGOVERN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021
Lawrence D. McGovern

/s/ ROBERT T. MOLES	Director	March 5, 2021
Robert T. Moles

/s/ MARINA H. PARK SUTTON	Director	March 5, 2021
Marina H. Park Sutton

/s/ LAURA RODEN	Director	March 5, 2021
Laura Roden

/s/ RANSON W. WEBSTER	Director	March 5, 2021
Ranson W. Webster

/s/ KEITH A. WILTON	Director and Chief Executive Officer (Principal Executive Officer)	March 5, 2021
Keith A. Wilton

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Heritage Commerce Corp

San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2020, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Model Techniques and Qualitative Factors

The Company adopted ASC 326, Financial Instruments – Credit Losses, on January 1, 2020, using a modified retrospective approach.  Under ASC 326 the Company developed their allowance for credit losses on loans (“ACLL”) utilizing the current expected credit loss (“CECL”) methodology which requires, among other things, that the Company recognize expected credit losses over the contractual life of financial assets within the scope of the standard.  The Company recorded an ACLL of $31,855,000 at adoption and recorded a reduction to retained earnings net of tax of $6,170,000 as a cumulative-effect adjustment. See change in accounting principle explanatory paragraph above. As of December 31, 2020, the Company’s ACLL was $44,400,000 and the provision for credit losses was $13,233,000 for the year then ended.  Refer to Notes 1 and 4 of the consolidated financial statements for information on the ACLL under CECL.

To estimate the ACLL, the Company implemented a discounted cash flow methodology that includes loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. The Company used forecast data for the state of California including gross state product, unemployment rate, home price index and a national commercial real estate value index in their forecasting models. Management used a four quarter forecast of each economic factor that is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the four quarter forecast period.The Company also developed a qualitative analysis framework to address increased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation.   Significant management judgment was required in determining whether, and to what extent, qualitative adjustments were required.

The audit procedures over the modeling techniques used to determine loss estimates and the selection and application of the macroeconomic variables involved a high degree of auditor judgment and required significant audit effort including the use of more experienced audit personnel and use of our credit and valuation specialists due to its complexity. Additionally, the audit procedures over the qualitative adjustments utilized in management’s methodology involved especially challenging and subjective auditor judgment. Therefore, we identified auditing the CECL modeling techniques and qualitative risk factors as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Tested the design and operating effectiveness of the Company’s controls over:

o	Significant assumptions and judgments utilized in the modeling techniques employed and qualitative adjustments applied.
o	Completeness and accuracy of internal data utilized in the loss estimation models and in the qualitative analysis framework.
o	Evaluation of the relevance and reliability of external data utilized in the loss estimation models and in the qualitative analysis framework.
o	The reasonableness of the qualitative adjustments determined by management.
o	The accuracy of forecasted macroeconomic variables applied as inputs into the model.
o	Third-party model validation and testing of model performance including the conceptual soundness of the modeling techniques employed and the qualitative analysis framework applied.

●	Evaluated the reasonableness and appropriateness of the methodologies employed including, but not limited to, evaluating their conceptual soundness and testing significant assumptions and judgments in estimating expected credit losses.
●	Tested the internal data utilized in the loss estimation models for completeness and accuracy.
●	Evaluated the relevancy and reliability of external data utilized in the loss estimation models.
●	Specific to the qualitative adjustments made to loss estimates we performed the following procedures:
o	Assessed the appropriateness and reasonableness of the framework developed for the qualitative adjustments including evaluating management’s judgments as to which factors impacted the qualitative adjustments for each portfolio segment.
o	Evaluated the reasonableness and the relevance of data used in the qualitative adjustment methodology.
o	Performed testing over the accuracy of inputs utilized in the calculation of qualitative adjustments for each portfolio segment.
o	Tested the mathematical accuracy of the calculation of qualitative factor adjustments.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2005.

Sacramento, California

March 5, 2021

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

	(Dollars in thousands)
Assets
Cash and due from banks	$30,598	$49,447
Other investments and interest-bearing deposits in other financial institutions	1,100,475	407,923
Total cash and cash equivalents	1,131,073	457,370
Securities available-for-sale, at fair value	235,774	404,825
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $54 at December 31, 2020
(fair value of $304,927 at December 31, 2020 and $368,107 at December 31, 2019)	297,389	366,560
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,699	1,052
Loans, net of deferred fees	2,619,261	2,533,844
Allowance for credit losses on loans(1)	(44,400)	(23,285)
Loans, net	2,574,861	2,510,559
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	33,522	29,842
Company-owned life insurance	77,523	76,027
Premises and equipment, net	10,459	8,250
Goodwill	167,631	167,420
Other intangible assets	16,664	20,415
Accrued interest receivable and other assets	87,519	67,143
Total assets	$4,634,114	$4,109,463

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,661,655	$1,450,873
Demand, interest-bearing	960,179	798,375
Savings and money market	1,119,968	982,430
Time deposits - under $250	45,027	54,361
Time deposits - $250 and over	103,746	99,882
CDARS - interest-bearing demand, money market and time deposits	23,911	28,847
Total deposits	3,914,486	3,414,768
Subordinated debt, net of issuance costs	39,740	39,554
Other short-term borrowings	—	328
Accrued interest payable and other liabilities	101,999	78,105
Total liabilities	4,056,225	3,532,755

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at December 31, 2020 and December 31, 2019	—	—
Common stock, no par value; 100,000,000 shares authorized;
59,917,457 shares issued and outstanding at December 31, 2020 and
59,368,156 shares issued and outstanding at December 31, 2019	493,707	489,745
Retained earnings	94,899	96,741
Accumulated other comprehensive loss	(10,717)	(9,778)
Total shareholders' equity	577,889	576,708
Total liabilities and shareholders' equity	$4,634,114	$4,109,463

(1)Allowance for credit losses on loans at December 31, 2020, Allowance for loan losses at December 31, 2019

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$133,169	$116,808	$105,635
Securities, taxable	11,637	15,836	15,211
Securities, exempt from Federal tax	1,908	2,148	2,225
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	3,757	7,867	6,774
Total interest income	150,471	142,659	129,845

Interest expense:
Deposits	6,260	8,159	5,506
Subordinated debt	2,320	2,686	2,314
Short-term borrowings	1	2	2
Total interest expense	8,581	10,847	7,822

Net interest income before provision for credit losses on loans(1)	141,890	131,812	122,023
Provision for credit losses on loans(1)	13,233	846	7,421
Net interest income after provision for credit losses on loans(1)	128,657	130,966	114,602

Noninterest income:
Service charges and fees on deposit accounts	2,859	4,510	4,113
Increase in cash surrender value of life insurance	1,845	1,404	1,045
Gain on sales of SBA loans	839	689	698
Gain on the disposition of foreclosed assets	791	—	—
Servicing income	673	636	709
Gain on sales of securities	277	661	266
Other	2,638	2,344	2,743
Total noninterest income	9,922	10,244	9,574

Noninterest expense:
Salaries and employee benefits	50,927	50,754	43,762
Occupancy and equipment	8,018	6,647	5,411
Professional fees	5,338	3,259	1,969
Other	25,228	24,238	24,379
Total noninterest expense	89,511	84,898	75,521
Income before income taxes	49,068	56,312	48,655
Income tax expense	13,769	15,851	13,324
Net income	$35,299	$40,461	$35,331

Earnings per common share:
Basic	$0.59	$0.87	$0.85
Diluted	0.59	0.84	0.84

(1)Provision for credit losses on loans for the year ended December 31, 2020, Provision for loan losses for the years ended December 31, 2019 and 2018

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Net income	$35,299	$40,461	$35,331
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	3,553	10,620	(6,383)
Deferred income taxes	(1,031)	(3,545)	1,925
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(52)	(65)	(44)
Deferred income taxes	15	19	13
Reclassification adjustment for gains realized in income	(277)	(661)	(266)
Deferred income taxes	82	195	79
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	2,290	6,563	(4,676)

Change in net pension and other benefit plan liability adjustment	(4,036)	(5,622)	2,196
Deferred income taxes	807	1,662	(649)
Change in pension and other benefit plan liability, net of
deferred income taxes	(3,229)	(3,960)	1,547
Other comprehensive (loss) income	(939)	2,603	(3,129)

Total comprehensive income	$34,360	$43,064	$32,202

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2020, 2019 and 2018
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share data)
Balance, January 1, 2018	38,200,883	$218,355	$62,136	$(9,252)	$271,239
Net income	—	—	35,331	—	35,331
Other comprehensive loss	—	—	—	(3,129)	(3,129)
Issuance of common shares to acquire
Tri-Valley Bank	1,889,613	30,725	—	—	30,725
Issuance of common shares to acquire
United American Bank	2,826,032	47,280	—	—	47,280
Issuance of restricted stock awards, net	95,378	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	1,109	—	—	1,109
Cash dividend declared $0.44 per share	—	—	(18,464)	—	(18,464)
Stock option expense, net of forfeitures	—	708	—	—	708
Stock options exercised	276,844	2,667	—	—	2,667
Balance, December 31, 2018	43,288,750	300,844	79,003	(12,381)	367,466
Net income	—	—	40,461	—	40,461
Other comprehensive income	—	—	—	2,603	2,603
Issuance of common shares to acquire
Presidio Bank, net of offering costs of $246	15,684,064	177,926	—	—	177,926
Consideration for Presidio stock options exchanged
for Heritage Commerce Corp stock options	—	7,426	—	—	7,426
Issuance of restricted stock awards, net	128,653	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	1,283	—	—	1,283
Cash dividend declared $0.48 per share	—	—	(22,723)	—	(22,723)
Stock option expense, net of forfeitures	—	640	—	—	640
Stock options exercised	266,689	1,626	—	—	1,626
Balance, December 31, 2019	59,368,156	489,745	96,741	(9,778)	576,708
Net income	—	—	35,299	—	35,299
Cumulative effect of change in accounting principles (Note 1)	—	—	(6,062)	—	(6,062)
Other comprehensive loss	—	—	—	(939)	(939)
Issuance of restricted stock awards, net	168,117	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	1,689	—	—	1,689
Cash dividend declared $0.52 per share	—	—	(31,079)	—	(31,079)
Stock option expense, net of forfeitures and taxes	—	559	—	—	559
Stock options exercised	381,184	1,714	—	—	1,714
Balance, December 31, 2020	59,917,457	$493,707	$94,899	$(10,717)	$577,889

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,299	$40,461	$35,331
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	3,747	2,590	3,788
Gain on sale of securities available-for-sale	(277)	(661)	(266)
Gain on sale of SBA loans	(839)	(689)	(698)
Proceeds from sale of SBA loans originated for sale	11,154	10,096	11,765
SBA loans originated for sale	(10,962)	(8,504)	(15,214)
Provision (credit) for credit losses on loans(1)	13,233	846	7,421
Increase in cash surrender value of life insurance	(1,845)	(1,404)	(1,045)
Depreciation and amortization	951	846	753
Amortization of other intangible assets	3,751	2,739	1,943
Stock option expense, net	559	640	708
Amortization of restricted stock awards, net	1,689	1,283	1,109
Amortization of subordinated debt issuance costs	186	185	186
Gain on proceeds from company-owned life insurance	(20)	—	—
Effect of changes in:
Accrued interest receivable and other assets	8,101	8,407	1,572
Accrued interest payable and other liabilities	(6,641)	(6,492)	1,219
Net cash provided by operating activities	58,086	50,343	48,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(111,954)	(162,806)
Purchase of securities held-to-maturity	(30,916)	(50,041)	(31,496)
Maturities/paydowns/calls of securities available-for-sale	114,662	53,566	57,142
Maturities/paydowns/calls of securities held-to-maturity	97,365	59,361	50,773
Proceeds from sales of securities available-for-sale	56,598	167,551	94,291
Net change in loans	(85,646)	33,810	38,394
Changes in Federal Home Loan Bank stock and other investments	(3,680)	1,161	(4,483)
Purchase of premises and equipment	(3,160)	(203)	(187)
Proceeds from redemption of company-owned life insurance	369	—	—
Cash received in bank acquisition, net of cash paid	—	117,988	36,028
Net cash provided by investing activities	145,592	271,239	77,656

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	499,718	2,977	(262,085)
Redemption of subordinated debt	—	(10,000)	—
Payment for early debt extinguishment penalty	—	(300)	—
Net change in short-term borrowings	(328)	(114)	—
Exercise of stock options	1,714	1,626	2,667
Common stock offering costs	—	(246)	—
Payment of cash dividends	(31,079)	(22,723)	(18,464)
Net cash provided by (used in) financing activities	470,025	(28,780)	(277,882)
Net increase in cash and cash equivalents	673,703	292,802	(151,654)
Cash and cash equivalents, beginning of period	457,370	164,568	316,222
Cash and cash equivalents, end of period	$1,131,073	$457,370	$164,568

Supplemental disclosures of cash flow information:
Interest paid	$8,558	$9,935	$7,528
Income taxes paid, net	10,640	17,730	12,838

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	26,654	9,566	—
Transfer of loans held-for-sale to loan portfolio	—	694	4,917

Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents, net of cash paid	—	117,988	36,028
Securities available-for-sale	—	45,069	63,723
Securities held-to-maturity	—	463	—
Net loans	—	685,964	336,446
Premises and equipment	—	1,756	350
Goodwill	—	83,878	38,039
Other intangible assets	—	11,147	8,361
Company owned life insurance	—	12,764	—
Other assets, net	—	29,397	14,736
Deposits	—	(774,259)	(416,628)
Subordinated debt	—	(10,000)	—
Other borrowings	—	(442)	(62)
Other liabilities	—	(18,127)	(3,038)
Common stock issued and stock options exchanged to acquire Presidio Bank, net of offering costs	—	185,598	—
Common stock issued to acquire Tri-Valley Bank and United American Bank	—	—	78,005

(1)Provision for credit losses on loans for the year ended December 31, 2020, Provision for loan losses for the years ended December 31, 2019 and 2018

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Heritage Commerce Corp (“HCC”) operates as a registered bank holding company for its wholly-owned subsidiary Heritage Bank of Commerce (“HBC” or the “Bank”), collectively referred to as the “Company”. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara counties of California.

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

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts are amortized, or accreted, over the life of the related security, or the earliest call date for callable securities, as an adjustment to income using a method that approximates the interest method. Realized gains and losses are recorded on the trade date and determined using the specific identification method for the cost of securities sold.

Allowance for Credit Losses – Available-for-sale Securities

For available-for-sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding the intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Allowance for Credit Losses – Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and bond rating. The estimate of expected credit losses considers historical loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Management classifies the held-to-maturity portfolio in the following major security types: Agency mortgage-backed and Municipals.

All the mortgage backed securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses.

Other securities are comprised primarily of tax exempt municipal securities. At December 31, 2020, these securities are primarily rated A-Aaa (defined as investment grade), with a small portion of the portfolio rated Baa2 (defined as medium grade). The issuers in these securities are primarily municipal entities and school districts.

Changes in the allowance for credit losses are recorded as a provision (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

SBA loans are sold with servicing retained. Servicing assets recognized separately upon the sale of SBA loans consist of servicing rights and, for loans sold prior to 2009, interest-only strip receivables (“I/O strips”). The Company accounts for the sale and servicing of SBA loans based on the financial and servicing assets it controls and liabilities it has incurred, reversing recognition of financial assets when control has been surrendered, and reversing recognition of liabilities when extinguished. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Servicing rights are amortized in proportion to and over the period of net servicing income and are assessed for impairment on an ongoing basis. Impairment is determined by stratifying the servicing rights based on interest rates and terms. Any servicing assets in excess of the contractually specified servicing fees are reclassified at fair value as an I/O strip receivable and treated like an available for sale security. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance. The servicing rights, net of any required valuation allowance, and I/O strip receivable are included in other assets on the consolidated balance sheets.

Servicing income, net of amortization of servicing rights, is recognized as noninterest income. The initial fair value of I/O strip receivables is amortized against interest income on loans.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan origination fees and costs on originated loans, or unamortized premiums or discounts on purchased or acquired loans, and an allowance for credit losses on loans. Accrued interest receivable is excluded from the estimate of credit losses. Interest on loans is accrued on the unpaid principal balance and is credited to income using the effective yield interest method.  Interest on purchased or acquired loans and the accretion (amortization) of the related purchase discount (premium) is also credited to income using the effective yield interest method.

A loan portfolio segment is defined as the level at which the Company uses a systematic methodology to determine the allowance for credit losses on loans. A loan portfolio class is defined as a group of loans having similar risk characteristics and methods for monitoring and assessing risk.

For all loan classes, when a loan is classified as nonaccrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. For all loan classes, loans are classified as nonaccrual when the payment of principal or interest is 90 days past due, unless the loan is well secured and in the process of collection. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for credit loss and individually evaluated loans. In certain circumstances, loans that are under 90 days past due may also be classified as nonaccrual. Any interest or principal payments received on nonaccrual loans are applied toward reduction of principal. Nonaccrual loans generally are not returned to performing status until the obligation is brought current, the loan has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectability of the contractual principal and interest is no longer in doubt.

Non-refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is an estimate of the current expected credit losses in the loan portfolio. Loans are charged-off against the allowance when management determines that a loan balance has become uncollectible. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans. Management’s methodology for estimating the allowance balance consists of several key elements, which include pooling loans with similar characteristics into segments and using a discounted cash flow calculation to estimate losses. The discounted cash flow model inputs include loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. Management uses a four quarter forecast of each economic factor that is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the four quarter forecast period. The economic factors management has selected include the California unemployment rate, California gross state product, California home price index, and a national CRE value index. These factors are evaluated and updated occasionally and as economic conditions change. Additionally, management uses qualitative adjustments to the discounted cash flow quantitative loss estimates in certain cases when management has assessed an adjustment is necessary. These qualitative adjustments are applied by pooled loan segment and have been made for increased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation. Specific allowances on individually analyzed loans are added to the allowance on pools of collectively evaluated loans to derive the total allowance for credit losses on loans.

Loans that do not share risk characteristics with pooled segments are evaluated on an individual basis. Loans for which the terms have been modified with a concession granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. When foreclosure is probable or when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of collateral expected credit losses are based on the fair value of the collateral adjusted for selling costs as appropriate. When the discounted cash flow method is utilized the amount of credit loss is measured using the net present value of expected future cash flows adjusted for the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The amount of any impairment will be charged off against the allowance for credit losses on loans if the amount is a confirmed loss or, alternatively, a specific allocation within the allowance will be established. Loans evaluated individually are specifically excluded from the collective evaluation in the allowance for credit losses.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $290,679,000 of PPP loans at December 31, 2020.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The notional amount of these commitments is not reflected in the consolidated financial statement until they are funded. The Company maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet and is adjusted as a provision for credit loss expense included in other noninterest expense.

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

Company-Owned Life Insurance and Split-Dollar Life Insurance Benefit Plan

The Company has purchased life insurance policies on certain directors and officers. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for charges or other amounts due that are probable at settlement. The purchased insurance is subject to split-dollar insurance agreements with the insured participants, which continues after the participant’s employment and retirement.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of a core deposit intangible, a below market lease, an above market lease liability, a customer relationship and brokered relationship intangible assets.  They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible assets from the acquisitions are being amortized on an accelerated method over ten years.  The below market value lease intangible assets are being amortized on the straight line method over three years. The above market lease adjustment is being amortized on the straight line method over 60 months.  The customer relationship and brokered relationship intangible assets are being amortized over ten years.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2020 and 2019.

Retirement Plans

Expenses for the Company’s non-qualified, unfunded defined benefits plan consists of service and interest cost and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity, net of tax, under the provisions of certain accounting guidance. The Company’s sources of other comprehensive income (loss) are unrealized gains and losses on securities available-for-sale, and I/O strips, which are treated like available-for-sale securities, and the liabilities related to the Company’s defined benefit pension plan and the split-dollar life insurance benefit plan. Reclassification adjustments result from gains or losses that were realized and included in net income (loss) of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

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

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2019 and 2018 were reclassified to conform to the 2020 presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The provisions of the update eliminated the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net remaining amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update provided that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. The Company adopted the new guidance on January 1, 2020 and there was no material impact to the financial statements and no cumulative adjustments were made.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The main provisions include:

●	A change in a contract’s reference interest rate would be accounted for as a continuation of that contract rather than as the creation of a new one for contracts, including loans, debt, leases, and other arrangements, that meet specific criteria.

●	When updating its hedging strategies in response to reference rate reform, an entity would be allowed to preserve its hedge accounting.

The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU are effective March 12, 2020 through December 31, 2022.

ASU 2020-04 permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. Accordingly, the Company is evaluating and reassessing the elections on a quarterly basis. For current elections in effect regarding the assertion of the probability of forecasted transactions, the Company elects the expedient to assert the probability of the hedged interest payments and receipts regardless of any expected modification in terms related to reference rate reform.

The Company believes the adoption of this guidance on activities subsequent to December 31, 2020 through December 31, 2022 will not have a material impact on the consolidated financial statements.

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2020 and 2019
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2020, net of taxes	$1,602	$298	$(11,678)	$(9,778)
Other comprehensive income (loss) before reclassification,
net of taxes	2,522	—	(3,459)	(937)
Amounts reclassified from other comprehensive income (loss),
net of taxes	(195)	(37)	230	(2)
Net current period other comprehensive income (loss),
net of taxes	2,327	(37)	(3,229)	(939)

Ending balance December 31, 2020, net of taxes	$3,929	$261	$(14,907)	$(10,717)

Beginning balance January 1, 2019, net of taxes	$(5,007)	$344	$(7,718)	$(12,381)
Other comprehensive income (loss) before reclassification,
net of taxes	7,075	—	(4,022)	3,053
Amounts reclassified from other comprehensive income (loss),
net of taxes	(466)	(46)	62	(450)
Net current period other comprehensive income (loss),
net of taxes	6,609	(46)	(3,960)	2,603

Ending balance December 31, 2019, net of taxes	$1,602	$298	$(11,678)	$(9,778)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 14—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI(1)
	Year Ended
	December 31,			Affected Line Item Where
Details About AOCI Components	2020	2019	2018	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$277	$661	$266	Gain on sales of securities
	(82)	(195)	(79)	Income tax expense
	195	466	187	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	52	65	44	Interest income on taxable securities
	(15)	(19)	(13)	Income tax expense
	37	46	31	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	60	96	65
Actuarial losses (3)	(387)	(184)	(292)
	(327)	(88)	(227)	Other noninterest expense
	97	26	67	Income tax benefit
	(230)	(62)	(160)	Net of tax
Total reclassification from AOCI for the period	$2	$450	$58
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 14 — Benefit Plans).

(2)   This is related to the split dollar life insurance benefit plan.

(3)   This is related to the supplemental executive retirement plan.

3) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2020	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$170,215	$5,111	$—	$—	$175,326
U.S. Treasury	59,797	651	—	—	60,448
Total	$230,012	$5,762	$—	$—	$235,774

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2020	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$228,652	$6,075	$(230)	$234,497	$—
Municipals - exempt from Federal tax	68,791	1,639	—	70,430	(54)
Total	$297,443	$7,714	$(230)	$304,927	$(54)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$283,598	$934	$(171)	$284,361
U.S. Treasury	118,939	1,525	—	120,464
Total	$402,537	$2,459	$(171)	$404,825

		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$285,344	$1,206	$(968)	$285,582
Municipals - exempt from Federal tax	81,216	1,313	(4)	82,525
Total	$366,560	$2,519	$(972)	$368,107

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$30,930	(230)	$—	$—	$30,930	$(230)
Total	$30,930	$(230)	$—	$—	$30,930	$(230)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)
Total	$100,816	$(105)	$27,534	$(66)	$128,350	$(171)

Securities held-to-maturity:
Agency mortgage-backed securities	$50,060	$(178)	$88,128	$(790)	$138,188	$(968)
Municipals - exempt from Federal tax	1,556	(4)	—	—	1,556	(4)
Total	$51,616	$(182)	$88,128	$(790)	$139,744	$(972)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2020, the Company held 407 securities (116      available-for-sale and 291 held-to-maturity), of which five had fair values below amortized cost. At December 31, 2020, there were $30,930,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for less than 12 months. The total unrealized loss for securities less than 12 months was ($230,000) at December 31, 2020. The unrealized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to have credit-related losses at December 31, 2020.

The proceeds from sales of securities and the resulting gains and losses are listed below:

	2020	2019	2018

	(Dollars in thousands)
Proceeds	$56,598	$167,551	$94,291
Gross gains	277	1,094	1,243
Gross losses	—	(433)	(977)

The amortized cost and fair value of debt securities as of December 31, 2020, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due 3 months or less	$14,988	$15,039
Due after 3 months through one year	44,809	45,409
Agency mortgage-backed securities	170,215	175,326
Total	$230,012	$235,774

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after 3 months through one year	$493	$499
Due after one through five years	10,390	10,757
Due after five through ten years	31,509	32,149
Due after ten years	26,399	27,025
Agency mortgage-backed securities	228,652	234,497
Total	$297,443	$304,927

Securities with amortized cost of $40,238,000 and $32,773,000 as of December 31, 2020 and 2019 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the year ended December 31, 2020 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2020	$-
Impact of adopting Topic 326	58
Provision (credit) for credit loss	(4)
Ending balance December 31, 2020	$54

For the year ended December 31, 2020, there was a reduction of $4,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The bond ratings for the Company’s municipal investment securities at December 31, 2020 were consistent with the ratings at January 1, 2020.

4) Loans and Allowance for Credit Losses on Loans

The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The loan portfolio is classified into eight segments of loans - commercial, commercial real estate – owner occupied, commercial real estate – non-owner occupied, land and construction, home equity, multifamily, residential mortgage and consumer and other. See Note 1 – Summary of Significant Accounting Polices - Allowance for Credit Losses on Loans for the summary of risk characteristics of each loan segment.

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	December 31,	December 31,
	2020	2019

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$846,386	$603,345
Real estate:
CRE - owner occupied	560,362	548,907
CRE - non-owner occupied	693,103	767,821
Land and construction	144,594	147,189
Home equity	111,885	151,775
Multifamily	166,425	180,623
Residential mortgages	85,116	100,759
Consumer and other	18,116	33,744
Loans	2,625,987	2,534,163
Deferred loan fees, net	(6,726)	(319)
Loans, net of deferred fees	2,619,261	2,533,844
Allowance for credit losses on loans(1)	(44,400)	(23,285)
Loans, net	$2,574,861	$2,510,559

(1)Allowance for credit losses on loans at December 31, 2020, Allowance for loan losses at December 31, 2019.

Changes in the allowance for credit losses on loans were as follows:

	Year Ended December 31, 2020
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,776)	—	—	—	—	—	—	(104)	(1,880)
Recoveries	998	1	—	70	93	—	—	30	1,192
Net (charge-offs) recoveries	(778)	1	—	70	93	—	—	(74)	(688)
Provision (credit) for credit losses on loans	5,575	1,565	4,744	981	(117)	1,551	265	(1,331)	13,233
End of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400

Management’s methodology for estimating the allowance balance consists of several key elements, which include pooling loans with similar characteristics into segments and using a discounted cash flow calculation to estimate losses. The discounted cash flow model inputs include loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. Management uses a four quarter forecast of each economic factor that is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the four quarter forecast period. The economic factors management has selected include the California unemployment rate, California gross state product, California home price index, and a national CRE value index. These factors are evaluated and updated occasionally and as economic conditions change. Additionally, management uses qualitative adjustments to the discounted cash flow quantitative loss estimates in certain cases when management has assessed an adjustment is necessary. These qualitative adjustments are applied by pooled loan segment and have been made for increased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation. Specific allowances on individually evaluated loans are combined to the allowance on pools of loans with similar risk characteristics to derive to total allowance for credit losses on loans.

The increase in the allowance for credit loss and related provision during the year ended December 31, 2020 is primarily attributable to the change in projected economic conditions resulting from the COVID-19 pandemic, with elevated levels of unemployment being the most significant factor. Management has also considered other qualitative risks such as collateral values, concentrations of credit risk (geographic, large borrower, and industry), economic conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans to address asset-specific risks and current conditions that were not fully considered by the macroeconomic variables driving the quantitative estimate.

Changes in the allowance for loan losses were as follows:

	Year Ended December 31, 2019
	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$17,061	$10,671	$116	$27,848
Charge-offs	(6,609)	—	(14)	(6,623)
Recoveries	1,045	169	—	1,214
Net recoveries	(5,564)	169	(14)	(5,409)
Provision (credit) for loan losses	(1,044)	1,910	(20)	846
End of period balance	$10,453	$12,750	$82	$23,285

	Year Ended December 31, 2018
	Commercial	Real Estate	Consumer	Total

	(Dollars in thousands)
Beginning of period balance	$10,608	$8,950	$100	$19,658
Charge-offs	(2,002)	—	(24)	(2,026)
Recoveries	2,645	150	—	2,795
Net recoveries	643	150	(24)	769
Provision for loan losses	5,810	1,571	40	7,421
End of period balance	$17,061	$10,671	$116	$27,848

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year-end:

	December 31, 2019
			Consumer
	Commercial	Real Estate	and other	Total

	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,835	$—	$—	$1,835
Collectively evaluated for impairment	8,618	12,750	82	21,450
Total allowance balance	$10,453	$12,750	$82	$23,285
Loans:
Individually evaluated for impairment	$4,810	$5,454	$—	$10,264
Collectively evaluated for impairment	598,535	1,891,620	33,744	2,523,899
Total loan balance	$603,345	$1,897,074	$33,744	$2,534,163

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at December 31, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407		—	407
Total	$5,814	$1,974	$81	$7,869

The following table presents nonperforming loans by class at December 31, 2019:

		Restructured
		and Loans
		over 90 Days
		Past Due
		and Still
	Nonaccrual	Accruing	Total

	(Dollars in thousands)
Commercial	$3,444	$1,153	$4,597
Real estate:
CRE	5,094	—	5,094
Home equity	137	—	137
Total	$8,675	$1,153	$9,828

The following tables presents the aging of past due loans by class for the periods indicated:

	December 31, 2020
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$3,524	$259	$392	$4,175	$842,211	$846,386

Real estate:
CRE - Owner Occupied	1,133	—	29	1,162	559,200	560,362
CRE - Non-Owner Occupied	—	485	—	485	692,618	693,103
Land and construction	—	—	—	—	144,594	144,594
Home equity	—	—		—	111,885	111,885
Multifamily	—	—	—	—	166,425	166,425
Residential mortgages	—	—	—	—	85,116	85,116
Consumer and other	—	—	407	407	17,709	18,116
Total	$4,657	$744	$828	$6,229	$2,619,758	$2,625,987

	December 31, 2019
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,770	$2,097	$3,217	$10,084	$593,261	$603,345
Real estate:
CRE - Owner Occupied	—	—	5,094	5,094	543,813	548,907
CRE - Non-Owner Occupied	—	—	—	—	767,821	767,821
Land and construction	—	—	—	—	147,189	147,189
Home equity	—	137	—	137	151,638	151,775
Multifamily	—	—	—	—	180,623	180,623
Residential mortgages	—	—	—	—	100,759	100,759
Consumer and other	—	—	—	—	33,744	33,744
Total	$4,770	$2,234	$8,311	$15,315	$2,518,848	$2,534,163

Past due loans 30 days or greater totaled $6,229,000 and $15,315,000 at December 31, 2020 and December 31, 2019, respectively, of which $1,918,000 and $7,413,000 were on nonaccrual. At December 31, 2020, there were also $5,870,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2019, there were also $1,262,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, and other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. Pass loans generally include those loans that are expected to be repaid in accordance with contractual loans terms. Loans not categorized as pass are assigned a rating using the following definitions:

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of December 31, 2020 and December 31, 2019.

Loans may be reviewed at any time throughout a loan’s duration.  If new information is provided, a new risk assessment may be performed if warranted.

The following table presents term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the table below as there are no loans with those grades at December 31, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, and plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2015 and	Cost
	2020	2019	2018	2017	2016	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$431,369	$33,350	$21,154	$13,840	$7,341	$8,292	$296,286	$811,632
Special Mention	15,720	716	1,301	953	713	170	1,937	21,510
Substandard	4,036	-	19	758	2,396	73	3,236	10,518
Substandard-Nonaccrual	2,106	56	36	-	115	26	387	2,726
Total	453,231	34,122	22,510	15,551	10,565	8,561	301,846	846,386

CRE - Owner Occupied:
Pass	168,224	73,064	68,068	51,705	50,716	109,350	15,964	537,091
Special Mention	3,151	2,568	4,128	783	-	2,569	-	13,199
Substandard	2,561	-	400	2,954	-	451	-	6,366
Substandard-Nonaccrual	3,678	-	-	-	-	28	-	3,706
Total	177,614	75,632	72,596	55,442	50,716	112,398	15,964	560,362

CRE - Non-Owner Occupied:
Pass	166,550	128,361	68,796	99,816	57,422	150,683	1,926	673,554
Special Mention	11,930	-	2,557	-	-	-	-	14,487
Substandard	3,166	-	1,411	-	485	-	-	5,062
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	181,646	128,361	72,764	99,816	57,907	150,683	1,926	693,103

Land and construction:
Pass	114,932	22,054	-	-	-	1,343	4,906	143,235
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,359	-	-	-	-	-	-	1,359
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	116,291	22,054	-	-	-	1,343	4,906	144,594

Home equity:
Pass	266	-	74	-	-	-	109,848	110,188
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	143	605	748
Substandard-Nonaccrual	117	-	-	-	-	-	832	949
Total	383	-	74	-	-	143	111,285	111,885

Multifamily:
Pass	31,481	39,183	17,248	24,572	16,235	30,751	880	160,350
Special Mention	-	-	-	-	-	5,186	-	5,186
Substandard	889	-	-	-	-	-	-	889
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	32,370	39,183	17,248	24,572	16,235	35,937	880	166,425

Residential mortgage:
Pass	12,798	10,048	3,246	7,324	28,115	15,568	-	77,099
Special Mention	5,089	-	1,630	-		-	-	6,719
Substandard	-	-	-	-	-	1,298	-	1,298
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	17,887	10,048	4,876	7,324	28,115	16,866	-	85,116

Consumer and other:
Pass	10	522	1,486	20	116	987	14,568	17,709
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	407	-	-	-	-	407
Total	10	522	1,893	20	116	987	14,568	18,116

Total loans	$979,432	$309,922	$191,961	$202,725	$163,654	$326,918	$451,375	$2,625,987

Risk Grades:.
Pass	$925,630	$306,582	$180,072	$197,277	$159,945	$316,974	$444,378	$2,530,858
Special Mention	35,890	3,284	9,616	1,736	713	7,925	1,937	61,101
Substandard	12,011	-	1,830	3,712	2,881	1,965	3,841	26,240
Substandard-Nonaccrual	5,901	56	443	-	115	54	1,219	7,788
Grand Total	$979,432	$309,922	$191,961	$202,725	$163,654	$326,918	$451,375	$2,625,987

The following table provides a summary of the loan portfolio by loan type and credit quality classification at December 31, 2019:

	December 31, 2019
	Nonclassified	Classified	Total

Commercial	$599,143	4,202	$603,345
Real estate:
CRE - Owner Occupied	538,229	10,678	548,907
CRE - Non-Owner Occupied	761,801	6,020	767,821
Land and construction	144,108	3,081	147,189
Home equity	149,131	2,644	151,775
Multifamily	180,623	—	180,623
Residential mortgages	100,262	497	100,759
Consumer and other	28,287	5,457	33,744
Total	$2,501,584	$32,579	$2,534,163

Nonclassified loans include those rated as Pass or Special Mention using the definitions listed above. Classified loans are those rated Substandard, Substandard-Nonaccrual, Doubtful and Loss, using those definitions.

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at December 31, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

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

The following table details the allowance for loan losses and recorded investment in loans individually evaluated for impairment by loan classification as of December 31, 2019, as determined in accordance with ASC 310 prior to adoption of Topic 326:

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

The book balance of troubled debt restructurings at December 31, 2020 was $674,000, which included $468,000 of nonaccrual loans and $206,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2019 was $1,039,000, which included $590,000 of nonaccrual loans and $449,000 of accruing loans. Approximately $352,000 and $20,000 in specific reserves were established with respect to these loans as of December 31, 2020 and December 31, 2019. As of December 31, 2020 and December 31, 2019, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

	During the Year Ended
	December 31, 2020
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	15	$630	$630
Total	15	$630	$630

	During the Year Ended
	December 31, 2019
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	3	$591	$591
Total	3	$591	$591

There were 15 new loans with total recorded investment of $630,000 that were modified as troubled debt restructurings during the year ended December 31, 2020.

During the twelve months ended December 31, 2020, there were debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for credit losses on loans.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the years ended December 31, 2020 and 2019.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

On March 22, 2020, the Interagency Statement was issued by our banking regulators that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act further provides that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date.

In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. The table below presents these loan deferrals by loan category:

	Underlying Collateral
	Business	Real
	Assets	Estate	Total

(in $000's, unaudited)
Initial Deferments(1)	$-	$1,573	$1,573
2nd Deferments(2)	295	684	979
Total	$295	$2,257	$2,552

(1) Initial deferments were generally for 3 months
(2) 2nd deferments were for an additional 3 months

5) Loan Servicing

At December 31, 2020, 2019, and 2018, the Company serviced SBA loans sold to the secondary market of approximately $77,973,000, $87,835,000, and $104,016,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.12%, 1.16%, and 1.12% at December 31, 2020, 2019, and 2018, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2020	2019	2018

	(Dollars in thousands)
Beginning of year balance	$583	$871	$1,373
Additions	213	157	200
Amortization	(265)	(445)	(702)
End of year balance	$531	$583	$871

There was no valuation allowance for servicing rights at December 31, 2020, 2019, and 2018, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $1,172,000, $1,295,000, and $1,651,000, at December 31, 2020, 2019, and 2018, respectively. The fair value of servicing rights at December 31, 2020, was estimated using a weighted average constant prepayment rate (“CPR”) assumption of 14.65%, and a weighted average discount rate assumption of 12.91%. The fair value of servicing rights at December 31, 2019, was estimated using a weighted average CPR assumption of 13.50%, and a weighted average discount rate assumption of 15.90%.  The fair value of servicing rights at December 31, 2018, was estimated using a weighted average CPR assumption of 10.89%, and a weighted average discount rate assumption of 16.40%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2020	2019	2018

	(Dollars in thousands)
Beginning of year balance	$503	$568	$968
Unrealized loss	(198)	(65)	(400)
End of year balance	$305	$503	$568

6) Premises and Equipment

Premises and equipment at year-end were as follows:

	2020	2019

	(Dollars in thousands)
Building	$3,508	$3,508
Land	2,900	2,900
Furniture and equipment	12,721	10,067
Leasehold improvements	6,726	7,372
	25,855	23,847
Accumulated depreciation and amortization	(15,396)	(15,597)
Premises and equipment, net	$10,459	$8,250

Depreciation and amortization expense was $951,000, $846,000, and $753,000 in 2020, 2019, and 2018, respectively.

7) Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842).  Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. Some of the Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of December 31, 2020, operating lease ROU assets, included in other assets and lease liabilities, included in other liabilities, totaled $35,873,000.

The following table presents the quantitative information for the Company’s leases:

	December 31,

	2020	2019

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$6,837	$1,490
Operating Lease - Operating Cash Flows (Fixed Payments)	$5,572	$1,519
Operating Lease - ROU assets	$35,873	$12,173
Operating Lease – Liabilities	$35,873	$13,032
Weighted Average Lease Term - Operating Leases	8.30 yrs	4.79 yrs
Weighted Average Discount Rate - Operating Leases	4.55%	3.86%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2021	$5,242
2022	5,668
2023	5,039
2024	4,692
2025	4,262
Thereafter	18,798
Total undiscounted cash flows	43,701
Discount on cash flows	(7,828)
Total lease liability	$35,873

The merger with Presidio resulted in the Company operating overlapping branch locations in the cities of Walnut Creek and San Mateo, California.  These branches were consolidated in 2020 by vacating the HBC leased locations prior to the lease termination date, and moving the operations to the Presidio branch locations.  The consolidation of these two branches into the Presidio locations resulted in the impairment of both Heritage leases at December 31, 2019.  The lease impairment and write-off of fixed assets and tenant improvements totaled $434,000 for the Walnut Creek location, and $625,000 for the San Mateo location during the fourth quarter of 2019.

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

The following table presents pro forma financial information as if the merger had occurred on January 1, 2018, which includes the pre-acquisition period for Presidio. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one-time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates.

	For the Year Ended
	December 31, 2019	December 31, 2018

(Unaudited)	(Dollars in thousands, except per share amounts)
Net interest income	$163,555	$160,044
Provision for loan losses	870	7,694
Noninterest income	11,291	10,795
Noninterest expense	92,708	97,563
Income before income taxes	81,268	65,582
Income tax expense	23,730	17,549
Net income	$57,538	$48,033

Net income per share - basic	$0.98	$0.84
Net income per share - diluted	$0.96	$0.83

The Company believes the mergers provide the opportunity to combine independent business banking franchises with similar philosophies and cultures into a combined over $4,000,000,000 business bank based in San Jose, California. The pooling of the four banks’ resources and knowledge enhance the Company’s capabilities, operational efficiencies, and community outreach. The Company also believes the combined bank will be much better positioned to meet the needs of the Company’s customers, shareholders and the community.  The following table summarizes the pre-tax merger-related costs for the year ended December 31, 2020 for the Presidio merger, and the pre-tax merger-related costs for the years ended December 31, 2019 and 2018 for the Tri-Valley and United American acquisitions:

	For the Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

	(Dollars in thousands)
Salaries and employee benefits	$356	$6,580	$3,569
Other	2,245	4,500	5,598
Total merger-related costs	$2,601	$11,080	$9,167

Goodwill of $13,819,000 arising from the Tri-Valley acquisition, $24,271,000 from the United American acquisition and $83,878,000 from the Presidio merger is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As these transactions were structured as tax-free exchanges, the goodwill will not be deductible for tax purposes. As of April 6, 2019, May 4, 2019, and October 11, 2020, the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Tri-Valley, United American, and Presidio respectively, resulting in no material changes to acquisition accounting adjustments.

9) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2020, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank (“Bank”), $13,819,000 from its acquisition of Tri-Valley, $24,271,000 from its acquisition of United American and $83,878,000 from Presidio.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2020 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis. No events or circumstances since the November 30, 2020 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists, for either the Company’s banking or factoring reporting units.

The following table summarizes the carrying amount of goodwill by segment at December 31, 2020 and 2019:

	December 31,
	2020	2019

	(Dollars in thousands)
Banking	$154,587	$154,376
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,420

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	December 31, 2020
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(9,153)	$15,870
Customer relationship and brokered relationship intangibles	1,900	(1,171)	729
Below market leases	770	(705)	65
Total	$27,693	$(11,029)	$16,664

	December 31, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(5,846)	$19,177
Customer relationship and brokered relationship intangibles	1,900	(981)	919
Below market leases	770	(451)	319
Total	$27,693	$(7,278)	$20,415

Estimated amortization expense for each of the next five years and thereafter is as follows:

			United	United				Bay View Funding
	Presidio	Presidio	American	American	Tri-Valley	Tri-Valley	Focus	Customer &
	Core	Above	Core	Below	Core	Below	Core	Brokered	Total
	Deposit	Market	Deposit	Market	Deposit	Market	Deposit	Relationship	Amortization
Year	Intangible	Lease	Intangible	Lease	Intangible	Lease	Intangible	Intangible	Expense

	(Dollars in thousands)
2021	$1,447	$(20)	$602	$(21)	$184	$18	$596	$190	$2,996
2022	1,225	(20)	553	—	167	18	502	190	2,635
2023	1,118	(20)	521	—	158	18	420	190	2,405
2024	1,026	(13)	499	—	152	18	346	159	2,187
2025	970	—	478	—	145	18	202	—	1,813
Thereafter	3,211	—	1,042	—	306	69	—	—	4,628
	$8,997	$(73)	$3,695	$(21)	$1,112	$159	$2,066	$729	$16,664

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2020 and December 31, 2019.

10) Deposits

The following table presents the scheduled maturities of all time deposits for the next five years:

(Dollars in thousands)
2021	$138,100
2022	10,255
2023	4,126
2024	435
2025	491
Total	$153,407

Time deposits of $250,000 and over were $103,746,000 and $99,882,000 at December 31, 2020 and 2019, respectively. At December 31, 2020, Certificate of Deposit Account Registry Service (“CDARS”) deposits totaled $23,911,000 which were comprised of money market deposits of $663,000, and interest-bearing demand deposits of $18,614,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $4,634,000, (which are included in the table above). At December 31, 2019, CDARS deposits totaled $28,847,000, which were comprised of money market deposits of $2,171,000, and interest-bearing demand deposits of $12,885,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $13,791,000, (which are included in the table above). The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are not considered brokered deposits under current regulatory reporting guidelines.

Deposits from executive officers, directors, and their affiliates were $4,491,000 and $12,636,000 at December 31, 2020 and 2019, respectively.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2020, and December 31, 2019, HBC had no overnight borrowings from the FHLB. HBC had $232,632,000 of loans and pledged to the FHLB as collateral on a line of credit of $160,523,000 at December 31, 2020. HBC also had $3,202,000 of securities pledged to the FHLB as collateral on an available line of credit of $3,041,000 at December 31, 2020, none of which was outstanding. HBC had $272,879,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $228,103,000 at December 31, 2019.

HBC can also borrow from the FRB’s discount window. HBC had approximately $921,373,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $528,064,000 at December 31, 2020, none of which was outstanding. HBC had approximately $726,709,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $408,401,000 at December 31, 2019, none of which was outstanding

At December 31, 2020, HBC had Federal funds purchase arrangements available of $80,000,000. There were no Federal funds purchased outstanding at December 31, 2020 and 2019.

HCC has a $10,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2020.  HCC had a $5,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2019.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2020, and 2019.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. Unamortized debt issuance cost totaled $260,000 at December 31, 2020. See “LIBOR Transition and Phase–Out” above.

The Company acquired $10,000,000 of subordinated debt from the Presidio transaction with an interest rate of 8%, which was redeemed on December 19, 2019.  As a result of the redemption of the Presidio subordinated debt, the Company paid a pre-payment penalty of $300,000 during the fourth quarter of 2019.

12) Income Taxes

Income tax expense (benefit) consisted of the following for the year ended December 31, as follows:

	2020	2019	2018

	(Dollars in thousands)
Currently payable tax:
Federal	$9,630	$7,631	$9,187
State	5,828	4,689	5,416
Total currently payable	15,458	12,320	14,603
Deferred tax expense (benefit):
Federal	(932)	2,200	(1,133)
State	(757)	1,331	(146)
Total deferred tax	(1,689)	3,531	(1,279)
Income tax expense	$13,769	$15,851	$13,324

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2020	2019	2018
Statutory Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	8.2%	8.5%	8.5%
Low income housing credits, net of investment losses	(0.5)%	(0.5)%	(0.8)%
Increase in cash surrender value of life insurance	(0.8)%	(0.5)%	(0.5)%
Stock option/restricted stock windfall tax benefit	0.6%	(0.3)%	(0.9)%
Non-taxable interest income	(0.8)%	(0.8)%	(0.9)%
Split-dollar term insurance	0.1%	0.1%	0.1%
Merger cost	0.0%	0.5%	0.5%
Other, net	0.3%	0.1%	0.4%
Effective tax rate	28.1%	28.1%	27.4%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2020	2019

	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses on loans	$12,827	$7,231
Lease accounting	10,537	1,647
Defined postretirement benefit obligation	10,419	9,901
Accrued expenses	2,896	2,562
Federal net operating loss carryforwards	2,846	3,662
Stock compensation	1,894	1,636
State income taxes	1,142	954
California net operating loss carryforwards	1,106	1,489
Premises and equipment	459	695
Nonaccrual interest	101	61
Split-dollar life insurance benefit plan	80	75
Tax credit carryforwards	57	57
Other	469	654
Total deferred tax assets	44,833	30,624

Deferred tax liabilities:
Lease accounting	(10,537)	(1,647)
Loan fees	(1,820)	(1,842)
Securities available-for-sale	(1,764)	(772)
Intangible liabilities	(1,388)	(1,321)
Prepaid expenses	(689)	(289)
FHLB stock	(166)	(177)
I/O strips	(87)	(144)
Other	(161)	(130)
Total deferred tax liabilities	(16,612)	(6,322)
Net deferred tax assets	$28,221	$24,302

At December 31, 2020, the Company's federal net operating loss (“NOL”) carryforwards were $13,553,000 and the Company's California net operating loss carryforwards were $12,903,000. These amounts are attributable to the merger transactions. The realization of these NOL carryforwards for Federal and State tax purposes are limited on the amount of net operating losses that can be utilized annually under the current tax law. The Company does not believe that its annual limitation on each acquisition will impact the ultimate deductibility of the NOL carryforwards.  The State tax credit carryforwards, net of Federal tax effects, were $72,567 as of December 31, 2020 which will begin to expire in 2022. Since the Company will be able to fully utilize the net operating loss carryforwards before they begin to expire in 2029, no valuation allowance is required against the deferred tax assets.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. As of December 31, 2020 and 2019 the Company’s recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2020, and December 31, 2019, the Company had net deferred tax assets of $28,221,000 and $24,302,000, respectively. At December 31, 2020, the Company determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2017, and by the State of California taxing authority for years before 2016.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	December 31,	December 31,
	2020	2019

	(Dollars in thousands)
Low income housing investments	$5,246	$6,126
Future commitments	$596	$625

The Company expects $46,000 of the future commitments to be paid in 2021, and $550,000 in 2022 through 2025.

For tax purposes, the Company recognized low income housing tax credits of $839,000 and $511,000 for the years ended December 31, 2020 and December 2019, respectively, and low income housing investment expense of $850,000 and $520,000, respectively.  The Company recognizes low income housing investment expenses as a component of income tax expense.

13) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. The Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. In 2020, the Company granted 329,500 shares of nonqualified stock options and 168,117 shares of restricted stock subject to time vesting requirements. There were 2,409,062 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2020.

The Presidio equity plans were assumed by the Company and the outstanding options issued under the Presidio equity plans were converted into the right to receive the Company’s shares at the exercise price pursuant to the formula defined in the merger agreement. Consideration for the assumed Presidio stock options exchanged for 1,176,757 shares of the Company’s stock options totaled $7,426,000.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2020	2,712,846	$8.80
Granted	329,500	$9.11
Exercised	(381,184)	$4.50
Forfeited or expired	(114,341)	$12.93
Outstanding at December 31, 2020	2,546,821	$9.30	5.43	$3,473,312
Vested or expected to vest	2,394,012		5.43	$3,264,913
Exercisable at December 31, 2020	2,017,899		4.60	$3,473,312

Information related to the equity plans for each of the last three years:

	December 31,
	2020	2019	2018
Intrinsic value of options exercised	$2,258,245	$1,618,615	$1,844,909
Cash received from option exercise	$1,713,737	$1,626,113	$2,667,305
Tax benefit realized from option exercises	$63,124	$258,037	$534,638
Weighted average fair value of options granted	$1.15	$1.91	$3.03

As of December 31, 2020, there was $894,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.63 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	December 31,
	2020	2019	2018
Expected life in months(1)	72	72	72
Volatility(1)	29%	24%	21%
Weighted average risk-free interest rate(2)	0.53%	2.23%	2.88%
Expected dividends(3)	5.71%	3.95%	2.64%
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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2020	239,453	$11.23
Granted	168,117	$9.20
Vested	(108,870)	$13.19
Forfeited or expired	—	$—
Nonvested shares at December 31, 2020	298,700	$10.83

As of December 31, 2020, there was $2,198,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 1.76 years.

The Company has two share based compensation plans. Total compensation cost has been charged against income for those plans was $2,248,000, $1,924,000, $1,817,000, for 2020, 2019, and 2018, respectively. The total income tax expense was $301,000 for the year ended December 31, 2020. The total income tax benefit was ($146,000), and ($424,000) for the years ended December 31, 2019, and 2018, respectively.

14) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $3,000 for each employee’s contributions in 2020 and 2019. Contribution expense was $942,000, $934,000, and $749,000 in 2020, 2019 and 2018, respectively.

Employee Stock Ownership Plan

The Company sponsors a non-contributory employee stock ownership plan (“ESOP”). To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. The Company has suspended contributions to the ESOP since 2010. The Plan was “frozen” as of January 1, 2019.  At December 31, 2020, the ESOP owned 101,231 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its employees. Under the deferred compensation plan, an employee may defer up to 100% of their bonus and 50% of their regular salary into a deferred account. Amounts deferred are invested in a portfolio of approved investment choices as directed by the employee. Amounts deferred by employees to the deferred compensation plan will be distributed at a future date they have selected or upon termination of employment. There were eight and five employees who elected to participate in the deferred compensation plan during 2020 and 2019, respectively.

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan (“SERP”) covering some current and some former key executives and directors. The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 53 at December 31, 2020. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The SERP has no assets and the projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2020	2019

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$33,689	$26,781
Projected benefit obligation of SERP agreements acquired from Presidio	—	2,541
Service cost	492	263
Actuarial loss (gain)	3,008	4,182
Interest cost	935	1,059
Benefits paid	(3,118)	(1,137)
Plan amendment	398	—
Projected benefit obligation at end of year	$35,404	$33,689
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$12,445	$9,714

Weighted-average assumptions used to determine the benefit obligation at year-end:

	2020	2019
Discount rate	2.26%	3.01%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2021	$2,123
2022	1,814
2023	1,918
2024	1,954
2025	2,026
2026 to 2030	11,465

The components of pension cost for the SERP follow:

	2020	2019

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$492	$263
Interest cost	935	1,059
Amortization of prior transition obligation	299	—
Amortization of net actuarial loss	387	184
Accelerated benefits for Presidio SERP agreements
due to change in control	—	1,465
Net periodic benefit cost	$2,113	$2,971

Amount recognized in other comprehensive income	$1,924	$2,847

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income. The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $643,000 as of December 31, 2020.

Net periodic benefit cost for the years ended December 31, 2020 and 2019 were determined using the following assumption:

	2020	2019
Discount rate	3.01%	4.03%
Rate of compensation increase	N/A	N/A

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split-dollar life insurance agreements, some of which continues after the participant’s employment and retirement. The policies acquired from Focus and Presidio do not include a post retirement benefit. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants’ beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant’s underlying agreement.

The split-dollar life insurance projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The measurement date of the split-dollar life insurance benefit plan is December 31.

The following sets forth the funded status of the split dollar life insurance benefits:

	December 31,	December 31,
	2020	2019

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,198	$6,903
Interest cost	246	278
Actuarial loss (gain)	1,245	1,017
Projected benefit obligation at end of period	$9,689	$8,198

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	December 31,	December 31,
	2020	2019

	(Dollars in thousands)
Net actuarial loss	$5,170	$3,776
Prior transition obligation	970	1,059
Accumulated other comprehensive loss	$6,140	$4,835

Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2020	2019
Discount rate	2.26%	3.01%

Components of net periodic benefit cost during the year are:

	2020	2019

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(60)	$(96)
Interest cost	246	278
Net periodic benefit cost	$186	$182

Amount recognized in other comprehensive income	$1,305	$1,113

The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 as of December 31, 2020 and 2019.

Weighted-average assumption used to determine the net periodic benefit cost:

	2020	2019
Discount rate	3.01%	4.03%

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at December 31, 2020
Available-for-sale securities:
Agency mortgage-backed securities	$175,326	—	$175,326	—
U.S. Treasury	60,448	60,448	—	—
I/O strip receivables	305	—	305	—

Assets at December 31, 2019
Available-for-sale securities:
Agency mortgage-backed securities	$284,361	—	$284,361	—
U.S. Treasury	120,464	120,464	—	—
I/O strip receivables	503	—	503	—

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Assets carried at fair value on a non-recurring basis are immaterial.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  At December 31, 2020 and December 31, 2019, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,131,073	$1,131,073	$—	$—	$1,131,073
Securities available-for-sale	235,774	60,448	175,326	—	235,774
Securities held-to-maturity	297,389	—	304,927	—	304,927
Loans (including loans held-for-sale), net	2,576,560	—	1,699	2,572,993	2,574,692
FHLB stock, FRB stock, and other
investments	33,522	—	—	—	N/A
Accrued interest receivable	10,546	309	1,512	8,725	10,546
I/O strips receivables	305	—	305	—	305
Liabilities:
Time deposits	$153,407	$—	$153,740	$—	$153,740
Other deposits	3,761,079	—	3,761,079	—	3,761,079
Subordinated debt	39,740	—	40,340	—	40,340
Accrued interest payable	545	—	545	—	545

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 are as follows:

`		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$457,370	$457,370	$—	$—	$457,370
Securities available-for-sale	404,825	120,464	284,361	—	404,825
Securities held-to-maturity	366,560	—	368,107	—	368,107
Loans (including loans held-for-sale), net	2,511,611	—	1,052	2,512,277	2,513,329
FHLB stock, FRB stock, and other
investments	29,842	—	—	—	N/A
Accrued interest receivable	10,915	446	2,218	8,251	10,915
I/O strips receivables	503	—	503	—	503
Liabilities:
Time deposits	$168,034	$—	$158,704	$—	$158,704
Other deposits	3,246,734	—	3,246,734	—	3,246,734
Subordinated debt	39,554	—	40,404	—	40,404
Accrued interest payable	707	—	707	—	707

16) Commitments and Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable.

The Company had the following outstanding matters as of February 25, 2021.

●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against Heritage, and others, in the Solano County Superior Court for the State of California (“Solar Eclipse”). Also in December 2020, Solarmore Management Services, Inc. v. Jeff Carpoff et al., (“Solarmore”) filed an amended complaint in the United States District Court for the Eastern District of California against Heritage and others. Both of these cases relate to our former deposit relationships with D.C. Solar and their affiliates (collectively “D.C. Solar”) and its sponsored investment funds. D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. These actions seek unspecified damages and are in an early phase. We intend to vigorously defend these actions.

●	In re Double Jump, Inc. is pending in the United States Bankruptcy Court of Nevada and was filed by D.C. Solar and some of its affiliated entities. One of the chapter 7 trustees has indicated that it may bring an adversary action against Heritage related to our former deposit relationships with D.C. Solar and its sponsored investment funds. The parties have agreed to attend a pre-filing mediation.

●	In November 2020, a present and a former bank employee purporting to represent a class of Bank employees, have alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. The case is in the early phase. In February 2021, the Bank was notified of another set of PAGA and potential class claims alleged by letter to the California Labor and Workforce Development Agency transmitted on behalf of another former Bank employee. The notice to the California Labor and Workforce Development Agency, which is a prerequisite to a PAGA filing, alleged the same claims, class, and relief requested that are the subject of the lawsuit filed in November 2020, and disclosed no new claims. We intend to vigorously defend the filed class and PAGA complaint and any subsequent related class action and PAGA filing.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, the Company is not able to reasonably estimate the amount or range of possible losses, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.

At this time, we believe that the amount of reasonably possible losses resulting from final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims. Legal costs related to such claims are expensed as incurred.

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,114,193,000 at December 31, 2020, compared to $1,120,638,000 at December 31, 2019. Unused commitments represented 42% outstanding gross loans at December 31, 2020, and 44% at December 31, 2019.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31,
	2020			2019
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$121,560	$970,614	$1,092,174	$147,372	$951,206	$1,098,578
Standby letters of credit	3,049	18,970	22,019	11,445	10,615	22,060
	$124,609	$989,584	$1,114,193	$158,817	$961,821	$1,120,638

For the year ended December 31, 2020, there was an increase of $192,000 to the allowance for credit losses on loans for the Company’s off-balance sheet credit exposures, compared to the year ended December 31, 2019. The allowance for losses for the Company’s off-balance sheet credit exposures was $1,078,000 at December 31, 2020. As of the implementation date, there was a reduction of $207,000 to allowance for credit losses on loans recorded for the Company’s off-balance sheet credit exposures. The offsetting increase of $399,000 in 2020 in the allowance for credit losses on loans for off-balance sheet credit exposures was driven by increased loss factors in the CECL model for all loan segments with off-balance sheet exposures which resulted from deterioration in the economic forecast assumptions used in the CECL model.

17) Shareholders’ Equity and Earnings Per Share

Authorized Shares of Common Stock — At a Special Meeting of Shareholders on August 27, 2019, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares of common stock.

Earnings Per Share — Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,524,757 stock options for the year ended December 31, 2020, considered to be antidilutive and excluded from the computation of diluted earnings per share.  There were 789,065 stock options for the year ended December 31, 2019, considered to be antidilutive and excluded from the computation of diluted earnings per share.  There were 534,106 stock options for the year ended December 31, 2018, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands, except per share amounts)
Net income	$35,299	$40,461	$	$ 35,331

Weighted average common shares outstanding for basic
earnings per common share	59,478,343	46,684,384		41,469,211
Dilutive potential common shares	690,796	1,221,845		713,728
Shares used in computing diluted earnings per common share	60,169,139	47,906,229		42,182,939

Basic earnings per share	$0.59	$0.87		$0.85
Diluted earnings per share	$0.59	$0.84		$0.84

18) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since December 31, 2020, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2020.

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2020 and December 31, 2019, the Company and HBC met all

capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2020, and December 31, 2019.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2020
Total Capital	$483,870	16.5%	$307,067	10.5%
(to risk-weighted assets)
Tier 1 Capital	$410,307	14.0%	$248,578	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$410,307	14.0%	$204,711	7.0%
(to risk-weighted assets)
Tier 1 Capital	$410,307	9.1%	$180,281	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2020, and December 31, 2019.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2020
Total Capital	$461,933	15.8%	$292,258	10.0%	$306,871	10.5%
(to risk-weighted assets)
Tier 1 Capital	$428,109	14.6%	$233,806	8.0%	$248,419	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$428,109	14.6%	$189,968	6.5%	$204,580	7.0%
(to risk-weighted assets)
Tier 1 Capital	$428,109	9.5%	$225,263	5.0%	$180,211	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2019
Total Capital	$435,757	13.9%	$313,485	10.0%	$329,159	10.5%
(to risk-weighted assets)
Tier 1 Capital	$411,585	13.1%	$250,788	8.0%	$266,462	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$411,585	13.1%	$203,765	6.5%	$219,439	7.0%
(to risk-weighted assets)
Tier 1 Capital	$411,585	10.2%	$202,013	5.0%	$161,611	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,740,000 at December 31, 2020, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions (“DBO”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2020, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $21,996,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $32,000,000 and $22,500,000 for the years ended December 31, 2020 and 2019, respectively.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Year Ended
	December 31,
	2020	2019	2018

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$2,859	$4,510	$4,113
Gain on the disposition of foreclosed assets	791	—	—
Total noninterest income in-scope of Topic 606	3,650	4,510	4,113
Noninterest Income Out-of-scope of Topic 606	6,272	5,734	5,461
Total noninterest income	$9,922	$10,244	$9,574

20) Noninterest Expense

The following table indicates the various components of the Company’s noninterest expense in each category for the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Salaries and employee benefits	$50,927	$50,754	$43,762
Occupancy and equipment	8,018	6,647	5,411
Professional fees	5,338	3,259	1,969
Amortization of intangible assets	3,751	2,739	1,943
Software subscriptions	3,102	2,397	2,343
Data processing	2,770	2,890	1,978
Insurance expense	2,286	1,864	1,685
Supplemental retirement plan cost	1,724	1,240	202
Other	11,595	13,108	16,228
Total noninterest expense	$89,511	$84,898	$75,521

The following table presents the merger-related costs by category for the periods indicated:

	For the Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

	(Dollars in thousands)
Salaries and employee benefits	$356	$6,580	$3,569
Other	2,245	4,500	5,598
Total merger-related costs	$2,601	$11,080	$9,167

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

	Year Ended December 31, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$139,744	$10,727	$150,471
Intersegment interest allocations	923	(923)	—
Total interest expense	8,581	—	8,581
Net interest income	132,086	9,804	141,890
Provision for credit losses on loans	12,928	305	13,233
Net interest income after provision	119,158	9,499	128,657
Noninterest income	9,277	645	9,922
Noninterest expense (2)	83,149	6,362	89,511
Intersegment expense allocations	404	(404)	—
Income before income taxes	45,690	3,378	49,068
Income tax expense	12,770	999	13,769
Net income	$32,920	$2,379	$35,299

Total assets	$4,567,239	$66,875	$4,634,114
Loans, net of deferred fees	$2,572,060	$47,201	$2,619,261
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.

(2)	The banking segment’s noninterest expense includes merger-related costs of $2,601,000.

	Year Ended December 31, 2019
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$130,971	$11,688	$142,659
Intersegment interest allocations	1,182	(1,182)	—
Total interest expense	10,847	—	10,847
Net interest income	121,306	10,506	131,812
Provision for loan losses	517	329	846
Net interest income after provision	120,789	10,177	130,966
Noninterest income	9,643	601	10,244
Noninterest expense (2)	78,159	6,739	84,898
Intersegment expense allocations	547	(547)	—
Income before income taxes	52,820	3,492	56,312
Income tax expense	14,819	1,032	15,851
Net income	$38,001	$2,460	$40,461

Total assets	$4,045,801	$63,662	$4,109,463
Loans, net of deferred fees	$2,487,864	$45,980	$2,533,844
Goodwill	$154,376	$13,044	$167,420
(1)	Includes the holding company’s results of operations.
(2)	The banking segment’s noninterest expense includes merger-related costs of $11,080,000.

	Year Ended December 31, 2018
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$115,147	$14,698	$129,845
Intersegment interest allocations	1,856	(1,856)	—
Total interest expense	7,822	—	7,822
Net interest income	109,181	12,842	122,023
Provision for loan losses	7,224	197	7,421
Net interest income after provision	101,957	12,645	114,602
Noninterest income	8,662	912	9,574
Noninterest expense (2)	69,164	6,357	75,521
Intersegment expense allocations	753	(753)	—
Income before income taxes	42,208	6,447	48,655
Income tax expense	11,418	1,906	13,324
Net income	$30,790	$4,541	$35,331

Total assets	$3,028,721	$67,841	$3,096,562
Loans, net of deferred fees	$1,832,815	$53,590	$1,886,405
Goodwill	$70,709	$13,044	$83,753
(1)	Includes the holding company’s results of operations.

(2)	The banking segment’s noninterest expense includes merger-related costs of $9,167,000.

22) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2020	2019

	(Dollars in thousands)
Assets
Cash and cash equivalents	$20,378	$20,260
Investment in subsidiary bank	595,681	594,868
Other assets	1,881	1,761
Total assets	$617,940	$616,889
Liabilities and Shareholders' Equity
Subordinated debt, net of issuance costs	$39,740	$39,554
Other liabilities	311	627
Shareholders' equity	577,889	576,708
Total liabilities and shareholders' equity	$617,940	$616,889

Condensed Statements of Operations

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Dividend from subsidiary bank	$32,000	$22,500	$17,000
Other income	—	121	—
Interest expense	(2,321)	(2,314)	(2,315)
Other expenses	(3,263)	(3,084)	(3,030)
Income before income taxes and equity in net income of subsidiary bank	26,416	17,223	11,655
Equity in undistributed net income of subsidiary bank	7,255	21,757	22,161
Income tax benefit	1,628	1,481	1,515
Net income	$35,299	$40,461	$35,331

Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$35,299	$40,461	$35,331
Adjustments to reconcile net income to net cash provided by operations:
Amortization of restricted stock awards, net	1,689	1,283	1,109
Equity in undistributed net income of subsidiary bank	(7,255)	(21,757)	(22,161)
Net change in other assets and liabilities	(250)	12	(64)
Net cash provided by operating activities	29,483	19,999	14,215
Cash flows from financing activities:
Payment of cash dividends	(31,079)	(22,723)	(18,464)
Proceeds from exercise of stock options	1,714	1,626	2,667
Net cash provided by (used in) financing activities	(29,365)	(21,097)	(15,797)
Net increase (decrease) in cash and cash equivalents	118	(1,098)	(1,582)
Cash and cash equivalents, beginning of year	20,260	21,358	22,940
Cash and cash equivalents, end of year	$20,378	$20,260	$21,358

23) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	Quarter Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020

	(Dollars in thousands, except per share amounts)
Interest income	$36,145	$36,252	$37,132	$40,942
Interest expense	1,940	2,087	2,192	2,362
Net interest income	34,205	34,165	34,940	38,580
Provision (recapture) for credit losses on loans	(1,348)	197	1,114	13,270
Net interest income after provision for credit losses on loans	35,553	33,968	33,826	25,310
Noninterest income	2,056	2,595	2,078	3,193
Noninterest expense (1)	21,557	21,168	21,012	25,774
Income before income taxes	16,052	15,395	14,892	2,729
Income tax expense	4,429	4,198	4,274	868
Net income	$11,623	$11,197	$10,618	$1,861
Earnings per common share
Basic	$0.19	$0.19	$0.18	$0.03
Diluted	$0.19	$0.19	$0.18	$0.03

(1)	Includes $101,000, $17,000, $59,000, and $2,424,000 pre-tax acquisition costs in the fourth, third, second and first quarters of 2020, respectively, related to the Presidio merger.

	Quarter Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019

	(Dollars in thousands, except per share amounts)
Interest income	$42,471	$33,250	$33,489	$33,449
Interest expense	3,242	2,625	2,573	2,407
Net interest income	39,229	30,625	30,916	31,042
Provision (credit) for loan losses	3,223	(576)	(740)	(1,061)
Net interest income after provision for loan losses	36,006	31,201	31,656	32,103
Noninterest income	2,393	2,618	2,765	2,468
Noninterest expense (1)	30,626	17,909	18,445	17,918
Income before income taxes	7,773	15,910	15,976	16,653
Income tax expense	2,088	4,633	4,623	4,507
Net income	$5,685	$11,277	$11,353	$12,146
Earnings per common share
Basic	$0.10	$0.26	$0.26	$0.28
Diluted	$0.10	$0.26	$0.26	$0.28

(1)	Includes $9,879,000, $661,000, and $540,000 pre-tax acquisition costs in the fourth, third, and second quarters of 2019, respectively, related to the Presidio merger.

24) Subsequent Events

On January 28, 2021, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be paid on February 26, 2021 to shareholders of record on February 12, 2021.