Form 10-Q
period 2021-03-31
HERITAGE COMMERCE CORP
filed 2021-05-07
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

The Registrant had 60,102,831 shares of Common Stock outstanding on April 28, 2021

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2020, and the following:

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Assets
Cash and due from banks	$36,534	$30,598
Other investments and interest-bearing deposits in other financial institutions	1,406,520	1,100,475
Total cash and cash equivalents	1,443,054	1,131,073
Securities available-for-sale, at fair value	196,718	235,774
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $52 at March 31, 2021
and $54 at December 31, 2020 (fair value of $311,196 at March 31, 2021 and $304,927 at December 31, 2020)	306,535	297,389
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,834	1,699
Loans, net of deferred fees	2,704,707	2,619,261
Allowance for credit losses on loans	(44,296)	(44,400)
Loans, net	2,660,411	2,574,861
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	33,526	33,522
Company-owned life insurance	77,421	77,523
Premises and equipment, net	10,220	10,459
Goodwill	167,631	167,631
Other intangible assets	15,931	16,664
Accrued interest receivable and other assets	87,109	87,519
Total assets	$5,001,390	$4,634,114

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,813,962	$1,661,655
Demand, interest-bearing	1,101,807	960,179
Savings and money market	1,189,566	1,119,968
Time deposits - under $250	42,596	45,027
Time deposits - $250 and over	102,508	103,746
CDARS - interest-bearing demand, money market and time deposits	28,663	23,911
Total deposits	4,279,102	3,914,486
Subordinated debt, net of issuance costs	39,786	39,740
Accrued interest payable and other liabilities	100,839	101,999
Total liabilities	4,419,727	4,056,225

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at March 31, 2021 and December 31, 2020	—	—
Common stock, no par value; 100,000,000 shares authorized;
59,932,334 shares issued and outstanding at March 31, 2021 and
59,917,457 shares issued and outstanding at December 31, 2020	494,617	493,707
Retained earnings	98,314	94,899
Accumulated other comprehensive loss	(11,268)	(10,717)
Total shareholders' equity	581,663	577,889
Total liabilities and shareholders' equity	$5,001,390	$4,634,114

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$33,836	$34,782
Securities, taxable	1,728	3,948
Securities, exempt from Federal tax	429	511
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	768	1,701
Total interest income	36,761	40,942

Interest expense:
Deposits	1,232	1,785
Subordinated debt	571	577
Total interest expense	1,803	2,362

Net interest income before provision for credit losses on loans	34,958	38,580
Provision for (recapture of) credit losses on loans	(1,512)	13,270
Net interest income after provision for credit losses on loans	36,470	25,310

Noninterest income:
Service charges and fees on deposit accounts	601	969
Gain on sales of SBA loans	550	67
Increase in cash surrender value of life insurance	456	458
Servicing income	182	183
Gain on sales of securities	—	100
Gain on the disposition of foreclosed assets	—	791
Other	512	625
Total noninterest income	2,301	3,193

Noninterest expense:
Salaries and employee benefits	13,958	14,203
Occupancy and equipment	2,274	1,772
Professional fees	1,719	1,435
Other	5,293	8,364
Total noninterest expense	23,244	25,774
Income before income taxes	15,527	2,729
Income tax expense	4,323	868
Net income	$11,204	$1,861

Earnings per common share:
Basic	$0.19	$0.03
Diluted	$0.19	$0.03

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Net income	$11,204	$1,861
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(849)	7,177
Deferred income taxes	247	(2,081)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(13)	(13)
Deferred income taxes	4	4
Reclassification adjustment for gains realized in income	—	(100)
Deferred income taxes	—	29
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(611)	5,016

Change in net pension and other benefit plan liability adjustment	89	75
Deferred income taxes	(29)	(22)
Change in pension and other benefit plan liability, net of
deferred income taxes	60	53
Other comprehensive (loss) income	(551)	5,069

Total comprehensive income	$10,653	$6,930

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share data)
Balance, December 31, 2019	59,368,156	$489,745	$96,741	$(9,778)	$576,708
Cumulative effect of change in accounting principles (Note 1)	—	—	(6,062)	—	(6,062)
Balance, January 1, 2020	59,368,156	489,745	90,679	(9,778)	570,646
Net income	—	—	1,861	—	1,861
Other comprehensive income	—	—	—	5,069	5,069
Amortization of restricted stock awards,
net of forfeitures and taxes	—	348	—	—	348
Cash dividend declared $0.13 per share	—	—	(7,737)	—	(7,737)
Stock option expense, net of forfeitures and taxes	—	148	—	—	148
Stock options exercised	200,063	1,106	—	—	1,106
Balance, March 31, 2020	59,568,219	$491,347	$84,803	$(4,709)	$571,441

Balance, January 1, 2021	59,917,457	$493,707	$94,899	$(10,717)	$577,889
Net income	—	—	11,204	—	11,204
Other comprehensive loss	—	—	—	(551)	(551)
Issuance (forfeitures) of restricted stock awards, net	(34,358)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	458	—	—	458
Cash dividend declared $0.13 per share	—	—	(7,789)	—	(7,789)
Stock option expense, net of forfeitures and taxes	—	132	—	—	132
Stock options exercised	49,235	320	—	—	320
Balance, March 31, 2021	59,932,334	$494,617	$98,314	$(11,268)	$581,663

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,204	$1,861
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,071	553
Gain on sale of securities available-for-sale	—	(100)
Gain on sale of SBA loans	(550)	(67)
Proceeds from sale of SBA loans originated for sale	5,632	916
SBA loans originated for sale	(6,217)	(2,212)
Provision for (recapture of) credit losses on loans	(1,512)	13,270
Increase in cash surrender value of life insurance	(456)	(458)
Depreciation and amortization	243	229
Amortization of other intangible assets	733	858
Stock option expense, net	132	148
Amortization of restricted stock awards, net	458	348
Amortization of subordinated debt issuance costs	46	46
Gain on proceeds from company-owned life insurance	(66)	—
Effect of changes in:
Accrued interest receivable and other assets	623	(3,258)
Accrued interest payable and other liabilities	(1,085)	(2,412)
Net cash provided by operating activities	10,256	9,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities held-to-maturity	(40,366)	—
Maturities/paydowns/calls of securities available-for-sale	37,765	11,811
Maturities/paydowns/calls of securities held-to-maturity	30,601	17,600
Proceeds from sales of securities available-for-sale	—	26,513
Net change in loans	(84,038)	(20,030)
Changes in Federal Home Loan Bank stock and other investments	(4)	(3,497)
Purchase of premises and equipment	(4)	(1,004)
Proceeds from redemption of company-owned life insurance	624	—
Net cash (used in) provided by investing activities	(55,422)	31,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	364,616	(48,129)
Net change in short-term borrowings	—	(328)
Exercise of stock options	320	1,106
Payment of cash dividends	(7,789)	(7,737)
Net cash provided by (used in) financing activities	357,147	(55,088)
Net increase (decrease) in cash and cash equivalents	311,981	(13,973)
Cash and cash equivalents, beginning of period	1,131,073	457,370
Cash and cash equivalents, end of period	$1,443,054	$443,397

Supplemental disclosures of cash flow information:
Interest paid	$1,242	$1,824
Income taxes paid (refunds), net	(149)	(159)

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$—	$25,066

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2020.

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

The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2021.

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

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

Adoption of New Accounting Standards

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles.The amendments are effective as of January 1, 2021 and had no material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Yet Adopted

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

London Inter-Bank Offered Rate (“LIBOR”) Transition and Phase-Out

We have loans and borrowings that are tied to LIBOR benchmark interest rates. It is anticipated that the LIBOR index will be phased-out by the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. We are currently reviewing loan documentation, technology systems and procedures we will need to implement for the transition. We do not expect the transition to have a material impact to the financial statements.

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,019,481 and 908,276 weighted average stock options outstanding for the three months ended March 31, 2021, and 2020, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands, except per share amounts)
Net income	$11,204	$1,861

Weighted average common shares outstanding for basic
earnings per common share	59,926,816	59,286,927
Dilutive potential common shares	477,397	907,098
Shares used in computing diluted earnings per common share	60,404,213	60,194,025

Basic earnings per share	$0.19	$0.03
Diluted earnings per share	$0.19	$0.03

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31, 2021 and 2020
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2021, net of taxes	$3,929	$261	$(14,907)	$(10,717)
Other comprehensive loss before reclassification,
net of taxes	(602)	—	(53)	(655)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(9)	113	104
Net current period other comprehensive income (loss),
net of taxes	(602)	(9)	60	(551)

Ending balance March 31, 2021, net of taxes	$3,327	$252	$(14,847)	$(11,268)

Beginning balance January 1, 2020, net of taxes	$1,602	$298	$(11,678)	$(9,778)
Other comprehensive income before reclassification,
net of taxes	5,096	—	4	5,100
Amounts reclassified from other comprehensive income (loss),
net of taxes	(71)	(9)	49	(31)
Net current period other comprehensive income (loss),
net of taxes	5,025	(9)	53	5,069

Ending balance March 31, 2020, net of taxes	$6,627	$289	$(11,625)	$(4,709)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2021	2020	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$100	Gain on sales of securities
	—	(29)	Income tax expense
	—	71	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	13	13	Interest income on taxable securities
	(4)	(4)	Income tax expense
	9	9	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation and acturial losses (2)	1	15
Prior service cost and actuarial losses (3)	(161)	(85)
	(160)	(70)	Other noninterest expense
	47	21	Income tax benefit
	(113)	(49)	Net of tax
Total reclassification for the period	$(104)	$31

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2021	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$146,894	$4,615	$—	$—	$151,509
U.S. Treasury	44,902	307	—	—	45,209
Total	$191,796	$4,922	$—	$—	$196,718

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
March 31, 2021	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$242,747	$4,943	$(1,634)	$246,056	$—
Municipals - exempt from Federal tax	63,840	1,300	—	65,140	(52)
Total	$306,587	$6,243	$(1,634)	$311,196	$(52)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2020	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$170,215	$5,111	$—	$—	$175,326
U.S. Treasury	59,797	651	—	—	60,448
Total	$230,012	$5,762	$—	$—	$235,774

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2020	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$228,652	$6,075	$(230)	$234,497	$—
Municipals - exempt from Federal tax	68,791	1,639	—	70,430	(54)
Total	$297,443	$7,714	$(230)	$304,927	$(54)

Securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$69,687	$(1,634)	$—	$—	$69,687	$(1,634)
Total	$69,687	$(1,634)	$—	$—	$69,687	$(1,634)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$30,930	$(230)	$—	$—	$30,930	$(230)
Total	$30,930	$(230)	$—	$—	$30,930	$(230)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2021, the Company held 395 securities (113 available-for-sale and 282 held-to-maturity), of which ten had fair value below amortized cost. At March 31, 2021, there were $69,687,000 of agency mortgage-backed securities held-to-maturity, at amortized cost, with an unrealized loss for less than 12 months. The total unrealized loss for securities less than 12 months was ($1,634,000) at March 31, 2021. The unrealized loss was due to higher interest rates in comparison to when the security was purchased. The issuer is of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. Therefore, the Company does not consider these debt securities to have credit-related losses as of March 31, 2021.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Proceeds	$—	$26,513
Gross gains	—	100
Gross losses	—	—

The amortized cost and estimated fair values of securities as of March 31, 2021 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due 3 months or less	$24,979	$25,049
Due after 3 months through one year	19,923	20,160
Agency mortgage-backed securities	146,894	151,509
Total	$191,796	$196,718

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after 3 months through one year	$496	$500
Due after one through five years	11,107	11,412
Due after five through ten years	33,139	33,704
Due after ten years	19,098	19,524
Agency mortgage-backed securities	242,747	246,056
Total	$306,587	$311,196

Securities with amortized cost of $40,821,000 and $40,238,000 as of March 31, 2021 and December 31, 2020 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a rollforward by major security type for the three months ended March 31, 2021 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2021	$54
Provision for (recapture of) credit losses	(2)
Ending balance March 31, 2021	$52

For the three months ended March 31, 2021, there was a reduction of $2,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The bond ratings for the Company’s municipal investment securities at March 31, 2021 were consistent with the ratings at December 31, 2020.

5) Loans and Allowance for Credit Losses on Loans

The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The loan portfolio is classified into eight segments of loans - commercial, commercial real estate – owner occupied, commercial real estate – non-owner occupied, land and construction, home equity, multifamily, residential mortgages and consumer and other.

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $349,744,000 of SBA Paycheck Protection Program ("PPP") loans at March 31, 2021 and $290,679,000 at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$909,442	$846,386
Real estate:
CRE - owner occupied	568,637	560,362
CRE - non-owner occupied	700,117	693,103
Land and construction	159,504	144,594
Home equity	104,303	111,885
Multifamily	168,917	166,425
Residential mortgages	82,181	85,116
Consumer and other	19,872	18,116
Loans	2,712,973	2,625,987
Deferred loan fees, net	(8,266)	(6,726)
Loans, net of deferred fees	2,704,707	2,619,261
Allowance for credit losses on loans	(44,296)	(44,400)
Loans, net	$2,660,411	$2,574,861

Changes in the allowance for credit losses on loans were as follows for the three months ended March 31, 2021:

		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(263)	—	—	—	—	—	—	—	(263)
Recoveries	813	4	—	816	23	—	—	15	1,671
Net recoveries	550	4	—	816	23	—	—	15	1,408
Provision for (recapture of) credit losses on loans	(537)	(196)	15	(571)	(149)	(53)	(25)	4	(1,512)
End of period balance	$11,600	$8,368	$16,431	$2,754	$1,171	$2,751	$918	$303	$44,296

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2020:

		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(670)	—	—	—	—	—	—	(3)	(673)
Recoveries	209	—	—	19	23	—	—	—	251
Net (charge-offs) recoveries	(461)	—	—	19	23	—	—	(3)	(422)
Provision for credit losses on loans	6,472	743	3,973	1,126	402	369	30	155	13,270
End of period balance	$12,801	$7,737	$15,645	$2,603	$1,746	$1,622	$708	$1,841	$44,703

Management’s methodology for estimating the allowance balance consists of several key elements, which include pooling loans with similar characteristics into segments and using a discounted cash flow calculation to estimate losses. The discounted cash flow model inputs include loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. Management uses a four quarter forecast of each economic factor that is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the forecast period. The economic factors management has selected include the California unemployment rate, California gross domestic product, California home price index, and a national CRE value index. These factors are evaluated and updated occasionally and as economic conditions change. Additionally, management uses qualitative adjustments to the discounted cash flow quantitative loss estimates in certain cases when management has assessed an adjustment is necessary. These qualitative adjustments are applied by pooled loan segment and have been made for increased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation. Specific allowances on individually evaluated loans are combined to the allowance on pools of loans with similar risk characteristics to derive to total allowance for credit losses on loans.

The decrease in the allowance for credit losses on loans and related provision for the quarter ended March 31, 2021, was primarily due to a ($233,000) decrease in specific reserves for individually evaluated loans, offset by a $129,000 increase in the reserve for pooled loans, compared to December 31, 2020. The lack of change from December 31, 2020 in the allowance for credit losses for pooled loans is largely the result of improvements in the economic factors used in our methodology offset by qualitative adjustments for risks such as collateral values, concentrations of credit risk (geographic, large borrower, and industry), economic conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans to address asset-specific risks and current conditions that were not fully considered by the macroeconomic variables driving the quantitative estimate.

The following tables presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing for the periods indicated:

	March 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$443	$1,542	$51	$2,036
Real estate:
CRE - Owner Occupied	1,824	—	—	1,824
Home equity	177	—	—	177
Multifamily	1,149	—	—	1,149
Consumer and other	407	—	—	407
Total	$4,000	$1,542	$51	$5,593

	December 31, 2020
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

The following tables presents the aging of past due loans by class for the periods indicated:

	March 31, 2021
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$2,036	$596	$222	$2,854	$906,588	$909,442

Real estate:
CRE - Owner Occupied	—	—	1,156	1,156	567,481	568,637
CRE - Non-Owner Occupied	—	732	—	732	699,385	700,117
Land and construction	—	—	—	—	159,504	159,504
Home equity	—	—		—	104,303	104,303
Multifamily	—	—	—	—	168,917	168,917
Residential mortgages	—	—	—	—	82,181	82,181
Consumer and other	200	—	407	607	19,265	19,872
Total	$2,236	$1,328	$1,785	$5,349	$2,707,624	$2,712,973

	December 31, 2020
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$3,524	$259	$392	$4,175	$842,211	$846,386

Real estate:
CRE - Owner Occupied	1,133	—	29	1,162	559,200	560,362
CRE - Non-Owner Occupied	—	485	—	485	692,618	693,103
Land and construction	—	—	—	—	144,594	144,594
Home equity	—	—		—	111,885	111,885
Multifamily	—	—	—	—	166,425	166,425
Residential mortgages	—	—	—	—	85,116	85,116
Consumer and other	—	—	407	407	17,709	18,116
Total	$4,657	$744	$828	$6,229	$2,619,758	$2,625,987

Past due loans 30 days or greater totaled $5,349,000 and $6,229,000 at March 31, 2021 and December 31, 2020, respectively, of which $1,762,000 and $1,918,000 were on nonaccrual, at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, there were also $3,780,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2020, there were also $5,870,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, and other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. Nonclassified loans generally include those loans that are expected to be repaid in accordance with their contractual loan terms. Loans categorized as special mention have potential weaknesses that may, if not checked or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weaknesses do not yet justify a substandard classification. Classified loans are those loans that are assigned a substandard, substandard-nonaccrual, or doubtful risk rating using the following definitions:

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of March 31, 2021 and December 31, 2020.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following table presents term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at March 31, 2021. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the table below as there are no loans with those grades at March 31, 2021. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, and plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2016 and	Cost
	3/31/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$259,251	$261,842	$26,830	$19,734	$11,886	$12,564	$297,276	$889,383
Special Mention	1,285	3,009	237	662	512	356	1,129	7,190
Substandard	1,536	4,016	-	18	664	24	4,626	10,884
Substandard-Nonaccrual	93	1,705	54	-	-	133	-	1,985
Total	262,165	270,572	27,121	20,414	13,062	13,077	303,031	909,442

CRE - Owner Occupied:
Pass	38,277	162,257	74,000	68,832	39,719	152,293	15,277	550,655
Special Mention	4,826	3,136	684	1,504	777	1,103	-	12,030
Substandard	-	2,551	-	397	735	445	-	4,128
Substandard-Nonaccrual	-	1,794	-	-	-	30	-	1,824
Total	43,103	169,738	74,684	70,733	41,231	153,871	15,277	568,637

CRE - Non-Owner Occupied:
Pass	44,004	163,183	125,162	60,061	95,435	182,444	1,941	672,230
Special Mention	-	7,864	-	2,542	610	8,597	-	19,613
Substandard	-	6,387	-	1,402	-	485	-	8,274
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	44,004	177,434	125,162	64,005	96,045	191,526	1,941	700,117

Land and construction:
Pass	52,362	82,020	16,309	-	-	1,331	6,123	158,145
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,359	-	-	-	-	-	-	1,359
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	53,721	82,020	16,309	-	-	1,331	6,123	159,504

Home equity:
Pass	-	-	-	69	-	-	103,047	103,116
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	143	867	1,010
Substandard-Nonaccrual		112	-	-	-	-	65	177
Total	-	112	-	69	-	143	103,979	104,303

Multifamily:
Pass	6,297	32,732	37,809	17,127	22,499	38,449	900	155,813
Special Mention	-	-	-	-	-	11,071	-	11,071
Substandard		884	-	-	-	-	-	884
Substandard-Nonaccrual	-	-	1,149	-	-	-	-	1,149
Total	6,297	33,616	38,958	17,127	22,499	49,520	900	168,917

Residential mortgage:
Pass	711	13,321	9,988	3,200	6,139	40,771	-	74,130
Special Mention		5,081	-	1,630		-	-	6,711
Substandard	-	-	-	-	-	1,340	-	1,340
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	711	18,402	9,988	4,830	6,139	42,111	-	82,181

Consumer and other:
Pass	28	8	480	1,471	18	1,076	16,384	19,465
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-		407	-	-	-	407
Total	28	8	480	1,878	18	1,076	16,384	19,872

Total loans	$410,029	$751,902	$292,702	$179,056	$178,994	$452,655	$447,635	$2,712,973

Risk Grades:
Pass	$400,930	$715,363	$290,578	$170,494	$175,696	$428,928	$440,948	$2,622,937
Special Mention	6,111	19,090	921	6,338	1,899	21,127	1,129	56,615
Substandard	2,895	13,838	-	1,817	1,399	2,437	5,493	27,879
Substandard-Nonaccrual	93	3,611	1,203	407	-	163	65	5,542
Grand Total	$410,029	$751,902	$292,702	$179,056	$178,994	$452,655	$447,635	$2,712,973

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at March 31, 2021:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$27	$1,481	$34	$1,542
Total	$27	$1,481	$34	$1,542

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at December 31, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

When management determines that foreclosures are probable, expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, management has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, adjusted for selling costs as appropriate. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

The book balance of troubled debt restructurings at March 31, 2021 was $642,000, which included $462,000 of nonaccrual loans and $180,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2020 was $674,000, which included $468,000 of nonaccrual loans and $206,000 of accruing loans. Approximately $335,000 and $352,000 in specific reserves were established with respect to these loans as of March 31, 2021 and December 31, 2020, respectively.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

	During the Three Months Ended
	March 31, 2021
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	1	$3	$3
Total	1	$3	$3

	During the Three Months Ended
	March 31, 2020
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	3	$13	$13
Total	3	$13	$13

There was one new loan with total recorded investment of $3,000 that was modified as a troubled debt restructuring during the three months ended March 31, 2021.

During the three months ended March 31, 2021, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change in the allowance for credit losses on loans.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2021 and 2020.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

On March 22, 2020 and April 7, 2020 (revised), the U.S. banking agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date.

The Bank made accommodations for initial payment deferrals for a number of customers with a window of up to 90 days, with the potential of an additional 90 days of payment deferral (180 days maximum) upon application. The Bank also waived all customary applicable fees. Of the loans for which deferrals were originally granted, nearly all have returned to regular payment status. Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date.

The following table shows the remaining deferments at March 31, 2021 by category:

	Underlying Collateral
	Business	Real
	Assets	Estate	Total

	(Dollar in thousands)
Initial Deferments(1)	$-	$4,102	$4,102
2nd Deferments(2)	3,146	724	3,870
Total	$3,146	$4,826	$7,972

(1) Initial deferments were generally for 3 months
(2) 2nd deferments were for an additional 3 months

6) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2021, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from Presidio Bank.

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

The following table summarizes the carrying amount of goodwill by segment for the perioseds indicated:

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	March 31, 2021
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(9,860)	$15,163
Customer relationship and brokered relationship intangibles	1,900	(1,218)	682
Below market leases	770	(684)	86
Total	$27,693	$(11,762)	$15,931

	December 31, 2020
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(9,153)	$15,870
Customer relationship and brokered relationship intangibles	1,900	(1,171)	729
Below market leases	770	(705)	65
Total	$27,693	$(11,029)	$16,664

Estimated amortization expense for future years is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2021 remaining	$2,122	$143	$(2)	$2,263
2022	2,447	190	(2)	2,635
2023	2,217	190	(2)	2,405
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
Thereafter	4,559	—	69	4,628
	$15,163	$682	$86	$15,931

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2021 and December 31, 2020.

7) Income Taxes

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

The Company had net deferred tax assets of $26,226,000, and $28,221,000, at March 31, 2021 and December 31, 2020, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2021 and December 31, 2020 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Low income housing investments	$5,037	$5,246
Future commitments	$596	$596

The Company expects $46,000 of the future commitments to be paid in 2021, and $550,000 in 2022 through 2025.

For tax purposes, the Company had low income housing tax credits of $210,000 for both the three months ended March 31, 2021 and March 31, 2020, and low income housing investment expense of $209,000 and $211,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Beneft Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$120	$123
Interest cost	190	231
Amortization of prior service cost	25	—
Amortization of net actuarial loss	136	85
Net periodic benefit cost	$471	$439

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,689	$8,198
Interest cost	55	246
Actuarial loss	7	1,245
Projected benefit obligation at end of period	$9,751	$9,689

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Net actuarial loss	$5,201	$5,170
Prior transition obligation	947	970
Accumulated other comprehensive loss	$6,148	$6,140

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(1)	$(15)
Interest cost	55	62
Net periodic benefit cost	$54	$47

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at March 31, 2021
Available-for-sale securities:
Agency mortgage-backed securities	$151,509	$—	$151,509	$—
U.S. Treasury	45,209	45,209	—	—
I/O strip receivables	296	—	296	—

Assets at December 31, 2020
Available-for-sale securities:
Agency mortgage-backed securities	$175,326	$—	$175,326	$—
U.S. Treasury	60,448	60,448	—	—
I/O strip receivables	305	—	305	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at March 31, 2021 or December 31, 2020.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At March 31, 2021 and December 31, 2020, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at March 31, 2021 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,443,054	$1,443,054	$—	$—	$1,443,054
Securities available-for-sale	196,718	45,209	151,509	—	196,718
Securities held-to-maturity	306,535	—	311,196	—	311,196
Loans (including loans held-for-sale), net	2,663,245	—	2,834	2,666,973	2,669,807
FHLB stock, FRB stock, and other
investments	33,526	—	—	—	N/A
Accrued interest receivable	9,974	264	1,516	8,194	9,974
I/O strips receivables	296	—	296	—	296
Liabilities:
Time deposits	$150,657	$—	$150,872	$—	$150,872
Other deposits	4,128,445	—	4,128,445	—	4,128,445
Subordinated debt	39,786	—	40,586	—	40,586
Accrued interest payable	1,060	—	1,060	—	1,060

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2020:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,131,073	$1,131,073	$—	$—	$1,131,073
Securities available-for-sale	235,774	60,448	175,326	—	235,774
Securities held-to-maturity	297,389	—	304,927	—	304,927
Loans (including loans held-for-sale), net	2,576,560	—	1,699	2,572,993	2,574,692
FHLB stock, FRB stock, and other
investments	33,522	—	—	—	N/A
Accrued interest receivable	10,546	309	1,512	8,725	10,546
I/O strips receivables	305	—	305	—	305
Liabilities:
Time deposits	$153,407	$—	$153,740	$—	$153,740
Other deposits	3,761,079	—	3,761,079	—	3,761,079
Subordinated debt	39,740	—	40,340	—	40,340
Accrued interest payable	545	—	545	—	545

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the three months ended March 31, 2021, the Company granted no shares of nonqualified stock options and no shares of restricted stock. The fair vlue of restricted stock awards that vested was $284,900 as of March 31, 2021. There were 2,464,613 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2021.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2021	2,546,821	$9.30
Granted	—	$—
Exercised	(49,235)	$6.50
Forfeited or expired	(22,193)	$12.65
Outstanding at March 31, 2021	2,475,393	$9.33	5.24	$8,697,205
Vested or expected to vest	2,326,869		5.24	$8,175,373
Exercisable at March 31, 2021	2,013,678		4.51	$7,924,165

Information related to the equity plans for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Intrinsic value of options exercised	$167,420	$1,346,186
Cash received from option exercise	$319,862	$1,105,991
Tax benefit (expense) realized from option exercises	$(1,539)	$14,471
Weighted average fair value of options granted	N/A	$1.59

As of March 31, 2021, there was $747,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.47 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Expected life in months(1)	N/A	72
Volatility(1)	N/A	24%
Weighted average risk-free interest rate(2)	N/A	1.52%
Expected dividends(3)	N/A	4.49%
(1)	The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.
(3)	Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2021	298,700	$10.83
Granted	—	$—
Vested	(25,012)	$11.39
Forfeited or expired	(34,358)	$10.23
Nonvested shares at March 31, 2021	239,330	$12.26

As of March 31, 2021, there was $1,389,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 1.57 years.

11) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears. Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date. The Subordinated Debt, net of unamortized issuance costs of $214,000, totaled $39,786,000 at March 31, 2021. The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. See “LIBOR Transition and Phase–Out” above.

12) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since March 31, 2021, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2021.

As permitted by the interim final rule issued on March 27, 2020 by our federal regulatory agency, we elected the option to delay the estimated impact of the adoption of the CECL Standard in our regulatory capital for two years. This two-year delay is in addition to the three-year transition period the agency had already made available. The adoption will delay the effects of CECL on our regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of adoption of the CECL Standard at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ending December 31, 2021.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2021 and December 31, 2020, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2021 and December 31, 2020.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2021
Total Capital	$489,116	16.5%	$310,806	10.5%
(to risk-weighted assets)
Tier 1 Capital	$415,545	14.0%	$251,605	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$415,545	14.0%	$207,204	7.0%
(to risk-weighted assets)
Tier 1 Capital	$415,545	9.1%	$183,165	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of March 31, 2021, and December 31, 2020.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2021
Total Capital	$467,424	15.8%	$295,791	10.0%	$310,580	10.5%
(to risk-weighted assets)
Tier 1 Capital	$433,639	14.7%	$236,633	8.0%	$251,422	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$433,639	14.7%	$192,264	6.5%	$207,054	7.0%
(to risk-weighted assets)
Tier 1 Capital	$433,639	9.5%	$228,845	5.0%	$183,076	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2020
Total Capital	$461,933	15.8%	$292,258	10.0%	$306,871	10.5%
(to risk-weighted assets)
Tier 1 Capital	$428,109	14.6%	$233,806	8.0%	$248,419	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$428,109	14.6%	$189,968	6.5%	$204,580	7.0%
(to risk-weighted assets)
Tier 1 Capital	$428,109	9.5%	$225,263	5.0%	$180,211	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,786,000 at March 31, 2021, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As March 31, 2021, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $43,173,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $8,000,000, during the first quarter of 2021.

13) Commitments and Loss Contingencies

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

●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against Heritage, and others, in the Solano County Superior Court for the State of California (“Solar Eclipse”). Also in December 2020, Solarmore Management Services, Inc. v. Jeff Carpoff et al., (“Solarmore”) filed an amended complaint in the United States District Court for the Eastern District of California against Heritage and others. Both of these cases relate to our former deposit relationships with D.C. Solar and their affiliates (collectively “D.C. Solar”) and its sponsored investment funds. D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. These actions seek unspecified damages and are in an early phase. We intend to vigorously defend these actions.
●	In January and February 2019, Double Jump, Inc. and a number of its affiliates (collectively, the “DC Solar Debtors”) each commenced bankruptcy cases in the United States Bankruptcy Court of Nevada. The chapter 7 trustee of the DC Solar Debtors has indicated that it may bring an adversary action against Heritage related to our former deposit relationships with the DC Solar Debtors and their sponsored investment funds.
●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. The case is in the early phase. In late December 2020 the same former and a then-current bank employees filed a lawsuit asserting as individual employees causes of action against the Bank for gender discrimination, retaliation, constructive discharge of the former employee, and sexual harassment, among other claims. Plaintiffs allege denial of promotional opportunities, and harassment and discrimination by Bank employees and customers of the Bank. This case is also in an early phase. In February 2021, the Bank was notified of another set of PAGA and potential class claims alleged by letter to the California Labor and Workforce Development Agency transmitted on behalf of another former Bank employee. The notice to the California Labor and Workforce Development Agency, which is a prerequisite to a PAGA filing, alleged the same claims, class, and relief request that are the subject of the lawsuit filed in November 2020, and disclosed no new claims. We intend to vigorously defend the filed class and PAGA complaint, the action filed by the employees as individuals, and any subsequent related class action and PAGA filing.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,097,017,000 at March 31, 2021, and $1,114,193,000 at December 31, 2020. Unused commitments represented 40% outstanding gross loans at March 31, 2021, 41% at March 31, 2020, and 42% at December 31, 2020.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	March 31, 2021			December 31, 2020
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$104,963	$970,861	$1,075,824	$121,560	$970,614	$1,092,174
Standby letters of credit	3,036	18,157	21,193	3,049	18,970	22,019
	$107,999	$989,018	$1,097,017	$124,609	$989,584	$1,114,193

For the three months ended March 31, 2021, there was an increase of $53,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The increase in the allowance for credit losses for off-balance sheet credit exposures in the first three months of 2021 was driven by an increase in the estimated loss factors for the unused loan commitments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $1,131,000 at March 31, 2021 and $1,078,000 at December 31, 2020.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$601	$969
Gain on the disposition of foreclosed assets	—	791
Total noninterest income in-scope of Topic 606	601	1,760
Noninterest Income Out-of-scope of Topic 606	1,700	1,433
Total noninterest income	$2,301	$3,193

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$13,958	$14,203
Occupancy and equipment	2,274	1,772
Professional fees	1,719	1,435
Amortization of intangible assets	733	858
Insurance expense	663	518
Data processing	534	976
Software subscriptions	476	889
Other	2,887	5,123
Total noninterest expense	$23,244	$25,774

The following table presents the merger-related costs included in other and salaries and employee benefits by category for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$—	$356
Other	58	2,068
Total merger-related costs	$58	$2,424

\

Noninterest expense for the first quarter of 2021 included approximately $1,476,000 in severance expense, partially offset by $766,000 in deferred origination costs on Round 2 PPP loans.

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of March 31, 2021, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $37,405,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	March 31,

	2021	2020

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,671	$1,769
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,186	$1,190
Operating Lease - ROU assets	$37,405	$38,098
Operating Lease - Liabilities	$37,405	$38,098
Weighted Average Lease Term - Operating Leases	8.17 years	8.64 years
Weighted Average Discount Rate - Operating Leases	4.49%	4.52%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2021	$4,189
2022	6,210
2023	5,597
2024	5,267
2025	4,853
Thereafter	18,947
Total undiscounted cash flows	45,063
Discount on cash flows	(7,658)
Total lease liability	$37,405

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

	Three Months Ended March 31, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)

Interest income	$34,111	$2,650	$36,761
Intersegment interest allocations	211	(211)	—
Total interest expense	1,803	—	1,803
Net interest income	32,519	2,439	34,958
Provision for (recapture of) credit losses on loans	(1,463)	(49)	(1,512)
Net interest income after provision	33,982	2,488	36,470
Noninterest income	2,160	141	2,301
Noninterest expense	21,897	1,347	23,244
Intersegment expense allocations	106	(106)	—
Income before income taxes	14,351	1,176	15,527
Income tax expense	3,975	348	4,323
Net income	$10,376	$828	$11,204

Total assets	$4,933,350	$68,040	$5,001,390
Loans, net of deferred fees	$2,656,178	$48,529	$2,704,707
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Three Months Ended March 31, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$38,065	$2,877	$40,942
Intersegment interest allocations	284	(284)	—
Total interest expense	2,362	—	2,362
Net interest income	35,987	2,593	38,580
Provision for credit losses on loans	12,874	396	13,270
Net interest income after provision	23,113	2,197	25,310
Noninterest income	3,023	170	3,193
Noninterest expense	24,183	1,591	25,774
Intersegment expense allocations	129	(129)	—
Income before income taxes	2,082	647	2,729
Income tax expense	677	191	868
Net income	$1,405	$456	$1,861

Total assets	$4,009,344	$68,818	$4,078,162
Loans, net of deferred fees	$2,499,837	$54,074	$2,553,911
Goodwill	$154,327	$13,044	$167,371

(1) Includes the holding company’s results of operations

18) Subsequent Events

On April 22, 2021, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on May 27, 2021, to shareholders of record at close of business day on May 13, 2021.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2020. There have been no changes in the Company's application of critical accounting policies since December 31, 2020.

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

Performance Overview

For the three months ended March 31, 2021, net income was $11.2 million, or $0.19 per average diluted common share, compared to $1.9 million, or $0.03 per average diluted common share, for the three months ended March 31, 2020. The Company’s annualized return on average tangible assets was 0.99% and annualized return on average tangible equity was 11.50% for the three months ended March 31, 2021, compared to 0.19% and 1.91%, respectively, for the three months ended March 31, 2020. First quarter 2021 results included the recapture of ($1.5) million of provision for credit losses on loans, compared to a provision for credit losses on loans of $13.3 million for the first quarter of 2020.

Coronavirus (COVID-19)

In response to economic stimulus laws passed by Congress in 2020 and 2021, Heritage Bank of Commerce has now funded two rounds of Small Business Administration (“SBA”) Payment Protection Program (“PPP”) loans. At March 31, 2021, after accounting for loan payoffs and SBA loan forgiveness, Round 1 PPP loans were $170.4 million and Round 2 PPP loans were $179.3 million. In total the Bank had $349.7 million in outstanding PPP loan balances at quarter-end. These loans generated $784,000 in interest income, $3.4 million in net deferred fee revenue ($2.4 million from loans forgiven or paid off and $969,000 from net deferred fees), and $766,000 in deferred origination costs on Round 2 PPP loans during the first quarter of 2021. At March 31, 2021, the PPP loan portfolio had remaining deferred fees of ($8.8) million and deferred costs of $1.1 million.

On March 22, 2020 and April 7, 2020 (revised), the U.S. banking agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date.

The Bank made accommodations for initial payment deferrals for a number of customers with a window of up to 90 days, with the potential of an additional 90 days of payment deferral (180 days maximum) upon application. The Bank also waived all customary applicable fees. Of the loans for which deferrals were originally granted, nearly all have returned to regular payment status. Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date.

The following table shows the remaining deferments at March 31, 2021 by category:

	Underlying Collateral
	Business	Real
	Assets	Estate	Total

	(Dollar in thousands)
Initial Deferments(1)	$-	$4,102	$4,102
2nd Deferments(2)	3,146	724	3,870
Total	$3,146	$4,826	$7,972

(1) Initial deferments were generally for 3 months
(2) 2nd deferments were for an additional 3 months

On December 27, 2020, the President signed into law the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Act”) which revised rules regarding PPP loans, provided supplemental PPP loan funding for new and existing borrowers and expanded the types of business expenses that are forgivable under the PPP program. On January 6, 2021, Treasury issued new Interim Final Rules (“IFRs”) to address the Act’s creation of PPP Second Draw Loans as well as other changes to PPP program requirements. The IFRs codified aspects of the PPP program not specifically addressed in the Act:

●	Extending the application deadline to submit a PPP loan application to May 31, 2021, and the SBA approval deadline to June 30, 2021.
●	Allowing new PPP borrowers to use either 2019 or 2020 for business records in determining maximum loan amount.
●	Maintaining a $2 million loan amount necessity certification safe harbor.

In addition to its portfolio of SBA PPP loans, the Bank also has a portfolio of SBA 7(a) loans totaling $45.9 million as of April 12, 2021 (the most recent available data). As part of the SBA’s Coronavirus debt relief efforts, beginning in April of 2020, the SBA commenced a program to cover payments of principal, interest and any associated fees for these borrowers. The following table reflects the status of these SBA 7(a) loans as of April 12, 2021:

		Number
	Dollars	of Loans

	(Dollars in thousands)
SBA 7(a) loans (monthly payments are made
through the Economic Aid Act)	$25,265	150
Payments Not Made / NSF / Returned	1,547	17
Due dates later in the month	12	2
New loans / No payment due	330	3
CARES	18,774	85
Total Portfolio	$45,928	257

The CARES Act was recently amended to include $3.5 billion of extended debt relief payments for SBA borrowers. The program will initially provide for 3 payments of principal and interest to a maximum of $9,000 per month under various criteria and then an additional 5 payments for borrowers considered “underserved” as defined in the amended legislation.

Credit Quality and Performance

At March 31, 2021, nonperforming assets (“NPAs”) declined by ($6.5) million, or (54%), to $5.6 million, compared to $12.1 million at March 31, 2020, and decreased by ( $2.3) million, or (29%) from $7.9 million at December 31, 2020. The decrease in NPAs at March 31, 2021, compared to March 31, 2020 and December 31, 2020, was primarily from the sale of properties which resulted in the payoff of loans, and from other paid down loans, partially offset by new credits that went on NPA status during the first quarter of 2021. Classified assets decreased to $33.4 million, or 0.67% of total assets, at March 31, 2021, compared to $39.6 million, or 0.97% of total assets, at March 31, 2020, and $34.0 million, or 0.73% of total assets, at December 31, 2020.

During the first quarter of 2021, there was a recapture of ($1.5) million in the provision for credit losses on loans, primarily due to recoveries on previously charged-off loans and improvements in economic forecast, compared to a $13.3 provision for credit losses on loans taken in the first quarter of 2020, and a recapture of ($1.3) million in the provision for credit losses on loans taken in the fourth quarter of 2020. The higher provision for credit losses on loans for the first quarter of 2020 was driven primarily by a significantly deteriorated economic outlook resulting from the Coronavirus pandemic. Generally, the economic factors used for the calculation of the current expected credit losses forecast an improving economy through 2021 compared to forecasts used in 2020. Ongoing impacts of the Current Expected Credit Losses (“CECL”) rate methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

The Company continues to monitor portfolio loans made to commercial customers with businesses in higher risk sectors due to the COVID-19 pandemic. The following table provides a breakdown of such loans as a percentage of total loans at the periods indicated:

	% of Total	% of Total	% of Total
	Loans at	Loans at	Loans at
HIGHER RISK SECTORS	March 31, 2021	March 31, 2020	December 31, 2020
Health care and social assistance:
Offices of dentists	2.06%	1.63%	2.01%
Offices of physicians (except mental health specialists)	0.89%	0.70%	0.81%
Other community housing services	0.24%	0.11%	0.28%
All others	1.99%	1.84%	2.15%
Total health care and social assistance	5.18%	4.28%	5.25%
Retail trade:
Gasoline stations with convenience stores	2.54%	1.98%	2.16%
All others	2.16%	2.18%	2.34%
Total retail trade	4.70%	4.16%	4.50%
Accommodation and food services:
Full-service restaurants	1.56%	0.86%	1.30%
Limited-service restaurants	0.64%	0.63%	0.57%
Hotels (except casino hotels) and motels	0.86%	0.94%	0.95%
All others	0.75%	0.52%	0.68%
Total accommodation and food services	3.81%	2.95%	3.50%
Educational services:
Elementary and secondary schools	0.58%	0.15%	0.58%
Education support services	0.46%	0.15%	0.45%
All others	0.24%	0.17%	0.19%
Total educational services	1.28%	0.47%	1.22%
Arts, entertainment, and recreation	1.40%	1.09%	1.34%
Purchased participations in micro loan portfolio	0.50	0.95	0.60%
Total higher risk sectors	16.87%	13.90%	16.41%

The increase in higher risk sector loans at March 31, 2021 and December 31, 2020, compared to March 31, 2020, was primarily due to the addition of PPP loans after the first quarter of 2020.

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	March 31,	March 31,
	2021	2020

	(Dollars in thousands)
Total factored receivables at period-end	$48,529	$54,074
Average factored receivables for the three months ended	$48,094	$47,470
Total full time equivalent employees at period-end	30	35

First Quarter 2021 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, decreased (9%) to $35.0 million for the first quarter of 2021, compared to $38.6 million for the first quarter of 2020, primarily due to decreases in the prime rate, and decreases in yields on investment securities and overnight funds, partially offset by interest income and fees on PPP loans.

●	The fully tax equivalent (“FTE”) net interest margin contracted 103 basis points to 3.22% for the first quarter of 2021, from 4.25% for the first quarter of 2020, primarily due to declines in the average yields on loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities and interest income and fees on PPP loans.

●	The average yield on the loan portfolio decreased to 5.24% for the first quarter of 2021, compared to 5.57% for the first quarter of 2020, primarily due to a decline in the prime rate and new average balances of lower yielding PPP loans, partially offset by interest income and fees on PPP loans.

●	In aggregate, the original total net purchase discount on loans from the Focus Business Bank, Tri-Valley Bank, United American Bank, and Presidio Bank loan portfolios was $25.2 million. In aggregate, the remaining net purchase discount on total loans acquired was $11.0 million at March 31, 2021.

●	The average cost of total deposits was 0.12% for the first quarter of 2021, compared to 0.22% for the first quarter of 2020.

●	There was a recapture of ($1.5) million in the provision for credit losses on loans in the first quarter of 2021, primarily due to recoveries on previously charged-off loans and improvements in economic forecast, compared to a $13.3 provision for credit losses on loans taken in the first quarter of 2020.

●	Total noninterest income was $2.3 million for the first quarter of 2021, compared to $3.2 million for the first quarter of 2020, primarily due to a gain on the disposition of foreclosed assets and from higher service charges and fees on deposit accounts for the first quarter of 2020.

●	Total noninterest expense for the first quarter of 2021 decreased to $23.2 million, compared to $25.8 million for the first quarter of 2020, primarily due to lower merger-related costs, partially offset by higher severance expense during the first quarter of 2021.
●	The efficiency ratio for the first quarter of 2021 was 62.38%, compared to 61.70% for the first quarter of 2020.

●	Income tax expense for the first quarter of 2021 was $4.3 million, compared to $868,000 for the first quarter of 2020. The effective tax rate for the first quarter of 2021 was 27.8%, compared to 31.8% for the first quarter of 2020.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, other investments and interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 101% to $1.64 billion at March 31, 2021, from $817.0 million at March 31, 2020, and increased 20% from $1.37 billion at December 31, 2020.

●	At March 31, 2021, securities held-to-maturity, at amortized cost, totaled $306.5 million, compared to $348.0 million at March 31, 2020, and $297.4 million, at December 31, 2020.

●	Loans, excluding loans held-for-sale, increased $150.8 million or 6%, to $2.70 billion at March 31, 2021, compared to $2.55 billion at March 31, 2020, and increased $85.4 million or 3%, to $2.70 billion at March 31, 2021, compared to $2.62 billion at December 31, 2020. Total loans at March 31, 2021 included $349.7 million of PPP loans, compared to $290.7 million at December 31, 2020. Total loans at March 31, 2021, excluding PPP loans, increased $26.4 million from December 31, 2020.

●	NPAs were $5.6 million, or 0.11% of total assets, at March 31, 2021, compared to $12.1 million, or 0.30% of total assets, at March 31, 2020, and $7.9 million, or 0.17% of total assets, at December 31, 2020.

●	Classified assets decreased to $33.4 million, or 0.67% of total assets, at March 31, 2021, compared to $39.6 million, or 0.97% of total assets, at March 31, 2020, and $34.0 million, or 0.73% of total assets, at December 31, 2020.

●	Net recoveries totaled $1.4 million for the first quarter of 2021, compared to net charge-offs of $422,000 for the first quarter of 2020, and net recoveries of $326,000 for the fourth quarter of 2020.

●	The allowance for credit losses on loans (“ACLL”) at March 31, 2021 was $44.3 million, or 1.64% of total loans, representing 791.99% of total nonperforming loans. The ACLL at March 31, 2020 was $44.7 million, or 1.75% of total loans, representing 369.81% of total nonperforming loans. The ACLL at December 31, 2020 was $44.4 million, or 1.70% of total loans, representing 564.24% of total nonperforming loans. The ACLL total loans, excluding PPP loans, was 1.88% at March 31, 2021, and 1.91% at December 31, 2020. There were no PPP loans at March 31, 2020.

●	Total deposits increased $912.5 million, or 27%, to 4.28 billion at March 31, 2021, compared to $3.37 billion at March 31, 2020. Total deposits increased $364.6 million, or 9%, from $3.91 billion at December 31, 2020.

●	Deposits, excluding all time deposits and CDARS deposits, increased $901.3 million, or 28%, to $4.11 billion at March 31, 2021, compared to $3.20 billion at March 31, 2020. Deposits, excluding all time deposits and CDARS deposits, at March 31, 2021 increased $363.5 million, or 10%, compared to $3.74 billion at December 31, 2020.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 3.42% at March 31, 2021, compared to 3.71% at March 31, 2020, and 3.61% at December 31, 2020.

●	The loan to deposit ratio was 63.21% at March 31, 2021, compared to 75.86% at March 31, 2020, and 66.91% at December 31, 2020.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2021.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	16.5%	15.8%	10.0%	10.5%
Tier 1 Capital	14.0%	14.7%	8.0%	8.5%
Common Equity Tier 1 Capital	14.0%	14.7%	6.5%	7.0%
Tier 1 Leverage	9.1%	9.5%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of loans, loan servicing fees, customer service charges and fees, the increase in the cash surrender value of life insurance, and gains on the sale of securities. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking and lending services to our customers.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$2,620,334	$33,836	5.24%	$2,513,725	$34,782	5.57%
Securities — taxable	436,858	1,728	1.60%	670,299	3,948	2.37%
Securities — exempt from Federal tax (3)	66,513	542	3.30%	80,369	647	3.24%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,296,258	768	0.24%	400,758	1,701	1.71%
Total interest earning assets	4,419,963	36,874	3.38%	3,665,151	41,078	4.51%
Cash and due from banks	40,823			44,539
Premises and equipment, net	10,369			8,607
Goodwill and other intangible assets	184,017			187,505
Other assets	118,706			127,349
Total assets	$4,773,878			$4,033,151
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,712,903			$1,438,944

Demand, interest-bearing	1,026,210	479	0.19%	800,800	542	0.27%
Savings and money market	1,137,837	572	0.20%	920,422	914	0.40%
Time deposits — under $100	15,900	9	0.23%	18,777	22	0.47%
Time deposits — $100 and over	130,843	171	0.53%	132,314	305	0.93%
CDARS — interest-bearing demand, money
market and time deposits	25,260	1	0.02%	16,555	2	0.05%
Total interest-bearing deposits	2,336,050	1,232	0.21%	1,888,868	1,785	0.38%
Total deposits	4,048,953	1,232	0.12%	3,327,812	1,785	0.22%

Subordinated debt, net of issuance costs	39,757	571	5.82%	39,571	577	5.86%
Short-term borrowings	44	—	0.00%	331	—	0.00%
Total interest-bearing liabilities	2,375,851	1,803	0.31%	1,928,770	2,362	0.49%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,088,754	1,803	0.18%	3,367,714	2,362	0.28%
Other liabilities	105,967			86,386
Total liabilities	4,194,721			3,454,100
Shareholders’ equity	579,157			579,051
Total liabilities and shareholders’ equity	$4,773,878			$4,033,151

Net interest income / margin		35,071	3.22%		38,716	4.25%
Less tax equivalent adjustment		(113)			(136)
Net interest income		$34,958			$38,580

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $3,689,000 for the first quarter of 2021 (of which $3,401,000 was from PPP loans), compared to $139,000 for the first quarter of 2020.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,357	$(2,303)	$(946)
Securities — taxable	(916)	(1,304)	(2,220)
Securities — exempt from Federal tax (1)	(112)	7	(105)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	531	(1,464)	(933)
Total interest income on interest-earning assets	860	(5,064)	(4,204)

Expense from the interest-bearing liabilities:
Demand, interest-bearing	104	(167)	(63)
Savings and money market	118	(460)	(342)
Time deposits — under $100	(2)	(11)	(13)
Time deposits — $100 and over	(2)	(132)	(134)
CDARS — interest-bearing demand, money market
and time deposits	—	(1)	(1)
Subordinated debt, net of issuance costs	3	(9)	(6)
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	221	(780)	(559)
Net interest income	$639	$(4,284)	(3,645)
Less tax equivalent adjustment			23
Net interest income			$(3,622)

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

The Company’s fully tax equivalent (“FTE”) net interest margin, expressed as a percentage of average earning assets, contracted 103 basis points to 3.22% for the first quarter of 2021, from 4.25% for the first quarter of 2020, primarily due to declined average yields on loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities and interest income and fees on PPP loans.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,225,342	$25,581	4.66%	$2,422,020	$30,104	5.00%
PPP loans	319,168	784	1.00%	—	—	N/A
PPP fees, net	—	3,401	4.32%	—	—	N/A
Bay View Funding factored receivables	48,094	2,650	22.35%	47,470	2,877	24.38%
Residential mortgages	22,194	119	2.17%	33,075	230	2.80%
Purchased CRE loans	17,162	172	4.06%	27,340	249	3.66%
Loan fair value mark / accretion	(11,626)	1,129	0.21%	(16,180)	1,322	0.22%
Total loans (includes loans held-for-sale)	$2,620,334	$33,836	5.24%	$2,513,725	$34,782	5.57%

The average yield on the loan portfolio decreased to 5.24% for the first quarter of 2021, compared to 5.57% for the first quarter of 2020, primarily due to a decline in the prime rate and new average balances of lower yielding PPP loans, partially offset by interest income and fees on PPP loans.

	Three Months Ended			For the Quarter Ended
	March 31, 2021			December 31, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,225,342	$25,581	4.66%	$2,256,944	$26,348	4.64%
PPP loans	319,168	784	1.00%	313,335	787	1.00%
PPP fees, net	—	3,401	4.32%	—	1,935	2.46%
Bay View Funding factored receivables	48,094	2,650	22.35%	50,720	2,856	22.40%
Residential mortgages	22,194	119	2.17%	24,955	118	1.88%
Purchased CRE loans	17,162	172	4.06%	20,854	176	3.36%
Loan fair value mark / accretion	(11,626)	1,129	0.21%	(12,017)	687	0.12%
Total loans (includes loans held-for-sale)	$2,620,334	$33,836	5.24%	$2,654,791	$32,907	4.93%

The average yield on the total loan portfolio increased to 5.24% for the first quarter of 2021 compared to 4.93% for the fourth quarter of 2020, primarily due to higher fees from PPP loans and an increase in the accretion of the loan purchase discount into interest income from acquired loans.

The average cost of total deposits was 0.12% for the first quarter of 2021, compared to 0.22% for the first quarter of 2020.

Net interest income, before provision for credit losses on loans, decreased (9%) to $35.0 million for the first quarter of 2021, compared to $38.6 million for the first quarter of 2020, primarily due to decreases in the prime rate, and yields on investment securities and overnight funds, partially offset by interest income and fees on PPP loans.

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

There was a recapture of ($1.5) million in provision for credit losses on loans for the first quarter of 2021, primarily due to recoveries on previously charged-off loans and improvements in economic forecast, compared to a $13.3 million provision for credit losses on loans for the first quarter of 2020. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Performance” and “Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	March 31,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$601	$969	$(368)	(38)%
Gain on sales of SBA loans	550	67	483	721%
Increase in cash surrender value of life insurance	456	458	(2)	0%
Servicing income	182	183	(1)	(1)%
Gain on sales of securities	—	100	(100)	(100)%
Gain on the disposition of foreclosed assets	—	791	(791)	(100)%
Other	512	625	(113)	(18)%
Total	$2,301	$3,193	$(892)	(28)%

Total noninterest income was $2.3 million for the first quarter of 2021, compared to $3.2 million for the first quarter of 2020, primarily due to a gain on the disposition of foreclosed assets and from higher service charges and fees on deposit accounts for the first quarter of 2020.

Historically, a portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the first quarter of 2021, SBA loan sales resulted in a $550,000 gain, compared to a $67,000 gain on sales of SBA loans for the first quarter of 2020.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	March 31,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$13,958	$13,847	$111	1%
Occupancy and equipment	2,274	1,772	502	28%
Professional fees	1,719	1,435	284	20%
Amortization of intangible assets	733	858	(125)	(15)%
Insurance expense	663	518	145	28%
Data processing	534	976	(442)	(45)%
Software subscriptions	476	889	(413)	(46)%
Other, excluding merger-related costs	2,829	3,055	(226)	(7)%
Total noninterest expense, excluding merger-related costs	23,186	23,350	(164)	(1)%
Salaries and employee benefits merger-related costs (1)	—	356	(356)	(100)%
Other merger-related costs (2)	58	2,068	(2,010)	(97)%
Total noninterest expense, including merger-related costs	$23,244	$25,774	$(2,530)	(10)%
(1)	Included in the “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended March 31,
		Percent of		Percent of
	2021	Total	2020	Total

	(Dollars in thousands)
Salaries and employee benefits	$13,958	60%	$13,847	54%
Occupancy and equipment	2,274	10%	1,772	7%
Professional fees	1,719	7%	1,435	6%
Amortization of intangible assets	733	3%	858	3%
Insurance expense	663	3%	518	2%
Data processing	534	2%	976	4%
Software subscriptions	476	2%	889	3%
Other, excluding merger-related costs	2,829	13%	3,055	12%
Total noninterest expense, excluding merger-related costs	23,186	100%	23,350	91%
Salaries and employee benefits merger-related costs (1)	—	—	356	1%
Other merger-related costs (2)	58	0%	2,068	8%
Total noninterest expense, including merger-related costs	$23,244	100%	$25,774	100%
(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

Total noninterest expense for the first quarter of 2021 decreased to $23.2 million, compared to $25.8 million for the first quarter of 2020, primarily due to lower merger-related costs, partially offset by higher severance expense during the first quarter of 2021. Noninterest expense for the first quarter of 2021 included approximately $1.5 million in severance expense, partially offset by $766,000 in deferred origination costs on Round 2 PPP loans. Full time equivalent employees were 325, and 337, and 331, at March 31, 2021, March 31, 2020, and December 31, 2020, respectively

Income Tax Expense

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	March 31,
	2021	2020
Effective income tax rate	27.8%	31.8%

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

The Company’s Federal and state income tax expense for the first quarter of 2021 was $4.3 million, compared to $868,000 for the first quarter of 2020.

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

The Company had net deferred tax assets of $26.2 million at March 31, 2021, $27.7 million at March 31, 2020, and $28.2 million at December 31, 2020. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2021, March 31, 2020, and December 31, 2020 will be fully realized in future years.

FINANCIAL CONDITION

At March 31, 2021, total assets increased 23% to $5.00 billion, compared to $4.08 billion at March 31, 2020, and increased 8% from $4.63 billion at December 31, 2020.

Securities available-for-sale, at fair value, were $196.7 million at March 31, 2021, a decrease of (47%) from $373.6 million at March 31, 2020, and a decrease of (17%) from $235.8 million at December 31, 2020. Securities held-to-maturity, at amortized cost, were $306.5 million at March 31, 2021, a decrease of (12%) from $348.0 million at March 31, 2020, and an increase of 3% from $297.4 million at December 31, 2020.

Loans, excluding loans held-for-sale, increased $150.8 million, or 6%, to $2.70 billion at March 31, 2021, compared to $2.55 billion at March 31, 2020, and increased $85.4 million, or 3%, to $2.70 billion at March 31, 2021, compared to $2.62 billion at December 31, 2020. Total loans at March 31, 2021 included $349.7 million of PPP loans, compared to $290.7 million at December 31, 2020. Total loans at March 31, 2021, excluding PPP loans, increased $26.4 million, from December 31, 2020.

Total deposits increased $912.5 million, or 27%, to $4.28 billion at March 31, 2021, compared to $3.37 billion at March 31, 2020. Total deposits increased $364.6 million, or 9%, from $3.91 billion at December 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $901.3 million, or 28%, to $4.11 billion at March 31, 2021, compared to $3.20 billion at March 31, 2020. Deposits, excluding all time deposits and CDARS deposits increased $363.5 million, or 10%, compared to $3.74 billion at December 31, 2020.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2021	2020	2020

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$151,509	$251,836	$175,326
U.S. Treasury	45,209	121,734	60,448
Total	$196,718	$373,570	$235,774
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$242,747	$270,211	$228,652
Municipals — exempt from Federal tax	63,840	77,888	68,791
Total	$306,587	$348,099	$297,443

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2021:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$876	2.15%	$150,633	1.67%	$—	N/A	$—	N/A	$151,509	1.67%
U.S. Treasury	45,209	2.83%	—	N/A	—	N/A	—	N/A	45,209	2.83%
Total	$46,085	2.83%	$150,633	1.67%	$—	N/A	$—	N/A	$196,718	1.94%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	N/A %	$162,867	1.60%	$20,351	1.50%	$59,529	1.82%	$242,747	1.65%
Municipals — exempt from Federal tax (1)	34,984	3.22%	28,206	3.35%	450	3.82%	200	3.80%	63,840	3.28%
Total	$34,984	3.22%	$191,073	1.86%	$20,801	1.55%	$59,729	1.82%	$306,587	1.99%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 54% of total assets at March 31, 2021, represented 63% at March 31, 2020, and represented 57% at December 31, 2020. The ratio of loans to deposits was 63.21% at March 31, 2021, compared to 75.86% at March 31, 2020, and 66.91% at December 31, 2020.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2021		March 31, 2020		December 31, 2020
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$559,698	20%	$696,168	27%	$555,707	21%
SBA PPP loans	349,744	13%	—	0%	290,679	11%
Real estate:
CRE - owner occupied	568,637	21%	539,465	21%	560,362	21%
CRE - non-owner occupied	700,117	26%	748,245	29%	693,103	27%
Land and construction	159,504	6%	153,321	6%	144,594	6%
Home equity	104,303	4%	117,544	5%	111,885	4%
Multifamily	168,917	6%	170,292	7%	166,425	6%
Residential mortgages	82,181	3%	95,808	4%	85,116	3%
Consumer and other	19,872	1%	33,326	1%	18,116	1%
Total Loans	2,712,973	100%	2,554,169	100%	2,625,987	100%
Deferred loan fees, net	(8,266)	—	(258)	—	(6,726)	—
Loans, net of deferred fees	2,704,707	100%	2,553,911	100%	2,619,261	100%
Allowance for credit losses on loans	(44,296)		(44,703)		(44,400)
Loans, net	$2,660,411		$2,509,208		$2,574,861

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 66% of its gross loans were secured by real property at March 31, 2021, compared to 72% at March 31, 2020, and 67% at December 31, 2020. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the three months ended March 31, 2021, loans were sold resulting in a gain on sales of SBA loans of $550,000, compared to $67,000 for the three months ended March 31, 2020.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 35 days for the first three months of 2021, compared to 37 days for the first three months of 2020. The balance of the purchased receivables was $48.5 million at March 31, 2021, compared to $54.1 million at March 31, 2020 and $47.2 million at December 31, 2020.

The commercial loan portfolio, excluding PPP loans, decreased ($136.5) million, or (20%), to $559.7 million at March 31, 2021, from $696.2 million at March 31, 2020 and increased $4.0 million, or 1%, from $555.7 million at December 31, 2020. Commericial and industrial (“C&I”) line usage was 28% at March 31, 2021, compared to 36% at March 31, 2020 and 28% at December 31, 2020.

In addition, the Company had $349.7 million in PPP loans at March 31, 2021, compared to $290.7 million at December 31, 2020. The Company did not have any PPP loans at March 31, 2020.

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

The CRE owner-occupied loan portfolio increased $29.1 million, or 5%, to $568.6 million at March 31, 2021, from $539.5 million at March 31, 2020, and increased $8.3 million, or 1%, from $560.3 million at December 31, 2020. CRE non-owner occupied loans decreased ($48.1) million, or (6%), to $700.1 million, compared to $748.2 million at March 31, 2020, and increased $7.0 million, or 1% from $693.1 million at December 31, 2020. At March 31, 2021, 45% of the CRE loan portfolio was secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $6.2 million, or 4%, to $159.5 million at March 31, 2021, compared to $153.3 million at March 31, 2020, and increased $14.9 million, or 10%, from $144.6 million at December 31, 2020.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased ($13.2) million, or (11%), to $104.3 million at March 31, 2021, compared to $117.5 million at March 31, 2020, and decreased ($7.6) million, or (7%), from $111.9 million at December 31, 2020.

Multifamily loans decreased ($1.4) million, or (1%), to $168.9 million, at March 31, 2021, compared to $170.3 million at March 31, 2020, and increased $2.5 million, or 1%, from $166.4 million at December 31, 2020.

Residential mortgage loans decreased ($13.6) million, or (14%), to $82.2 million at March 31, 2021, compared to $95.8 million at March 31, 2020, and decreased ($2.9) million, or (3%) from $85.1 million at December 31, 2020.

Consumer and other loans decreased ($13.4) million, or (40%), to $19.9 million at March 31, 2021, compared to $33.3 million at March 31, 2020, and increased $1.8 million, or 10% from $18.1 million at December 31, 2020.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $96.6 million and $161.0 million at March 31, 2021, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of March 31, 2021. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2021, approximately 40% of the Company’s loan portfolio consisted of floating interest rate loans. Excluding fixed-rate PPP loans, approximately 46% of the Company’s loan portfolio consisted of floating interest rate loans as of March 31, 2021.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$427,548	$79,433	$52,717	$559,698
SBA PPP loans	—	349,744	—	349,744
Real estate:
CRE - owner occupied	124,559	141,410	302,668	568,637
CRE - non-owner occupied	230,809	179,349	289,959	700,117
Land and construction	140,149	9,058	10,297	159,504
Home equity	104,187	—	116	104,303
Multifamily	3,568	55,297	110,052	168,917
Residential mortgages	1,542	23,496	57,143	82,181
Consumer and other	11,337	6,838	1,697	19,872
Loans	$1,043,699	$844,625	$824,649	$2,712,973

Loans with variable interest rates	$984,640	$33,066	$80,023	$1,097,729
SBA PPP loans with fixed interest rates	—	349,744	—	349,744
Other loans with fixed interest rates	59,059	461,815	744,626	1,265,500
Loans	$1,043,699	$844,625	$824,649	$2,712,973

Loan Servicing

As of March 31, 2021 and 2020, $80.2 million and $86.2 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Beginning of period balance	$531	$583
Additions	123	17
Amortization	(48)	(61)
End of period balance	$606	$539

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2021and 2020, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in thousands)
Beginning of period balance	$305	$503
Unrealized holding loss	(9)	(45)
End of period balance	$296	$458

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $5.3 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively, of which $1.8 million were on nonaccrual at March 31, 2021 and $1.9 million at December 31, 2020. At March 31, 2021, there were also $3.8 million loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2020, there were also $5.9 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2021	2020	2020

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$5,542	$11,646	$7,788
Restructured and loans 90 days past due and
still accruing	51	442	81
Total nonperforming loans	5,593	12,088	7,869
Foreclosed assets	—	—	—
Total nonperforming assets	$5,593	$12,088	$7,869

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.21%	0.47%	0.30%
Nonperforming assets as a percentage of total assets	0.11%	0.30%	0.17%

Nonperforming assets were $5.6 million, or 0.11% of total assets, at March 31, 2021, compared to $12.1 million, or 0.30% of total assets, at March 31, 2020, and $7.9 million, or 0.17% of total assets, at December 31, 2020.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at March 31, 2021:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$443	$1,542	$51	$2,036
Real estate:
CRE - Owner Occupied	1,824	—	—	1,824
Home equity	177	—	—	177
Multifamily	1,149	—	—	1,149
Consumer and other	407	—	—	407
Total	$4,000	$1,542	$51	$5,593

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at December 31, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

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

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at March 31, 2021:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$27	$1,481	$34	$1,542
Total	$27	$1,481	$34	$1,542

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at December 31, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

When management determines that foreclosures are probable, expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, management has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, adjusted for selling costs as appropriate. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

Classified loans increased to $33.4 million, or 0.67% of total assets, at March 31, 2021, compared to $39.6 million, or 0.97% of total assets, at March 31, 2020 and decreased from $34.0 million, or 0.73% of total assets at December 31, 2020. Deferrals included in classified assets total $2.2 million at March 31, 2021.

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

The allowance for credit losses on loans estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $349.7 million of PPP loans at March 31, 2021 and $290.7 million at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the California Department of Financial Protection and Innovation (“DFPI”) also review the allowance for credit losses on loans as an integral part of the examination process. Based on information currently available, management believes that the allowance for credit losses on loans is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken further. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(263)	-	-	-	-	-	-	-	(263)
Recoveries	813	4	-	816	23	-	-	15	1,671
Net (charge-offs) recoveries	550	4	-	816	23	-	-	15	1,408
Provision for (recapture of) credit losses on loans	(537)	(196)	15	(571)	(149)	(53)	(25)	4	(1,512)
End of period balance	$11,600	$8,368	$16,431	$2,754	$1,171	$2,751	$918	$303	$44,296

	Three Months Ended March 31, 2020
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(670)	-	-	-	-	-	-	(3)	(673)
Recoveries	209	-	-	19	23	-	-	-	251
Net (charge-offs) recoveries	(461)	-	-	19	23	-	-	(3)	(422)
Provision for credit losses on loans	6,472	743	3,973	1,126	402	369	30	155	13,270
End of period balance	$12,801	$7,737	$15,645	$2,603	$1,746	$1,622	$708	$1,841	$44,703

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

Allocation of Allowance for Credit Losses on Loans

	March 31,
	2021		2020		December 31, 2020
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$11,600	33%	$12,801	27%	$11,587	32%
Real estate:
CRE - owner occupied	8,368	21%	7,737	21%	8,560	21%
CRE - non-owner occupied	16,431	26%	15,645	29%	16,416	27%
Land and construction	2,754	6%	2,603	6%	2,509	6%
Home equity	1,171	4%	1,746	5%	1,297	4%
Multifamily	2,751	6%	1,622	7%	2,804	6%
Residential mortgages	918	3%	708	4%	943	3%
Consumer and other	303	1%	1,841	1%	284	1%
Total	$44,296	100%	$44,703	100%	$44,400	100%

The allowance for credit losses on loans totaled $44.3 million, or 1.64% of total loans at March 31, 2021. The allowance for credit losses on loans was $44.7 million, or 1.75% of total loans at March 31, 2020, and $44.4 million, or 1.70% of total loans at December 31, 2020. The allowance for credit losses on loans was 791.99% of nonperforming loans at March 31, 2021, compared to 369.81% of nonperforming loans at March 31, 2020, and 564.24% of nonperforming loans at December 31, 2020. The allowance for credit losses on loans to total loans, excluding PPP loans, was 1.88% at March 31, 2021, and 1.91% at December 31, 2020. There were no PPP loans at March 31, 2020. The Company had net recoveries of $1.4 million, or (0.22%) of average loans, for the first quarter of 2021, compared to net charge-offs of $422,000, or 0.07% of average loans, for the first quarter of 2020 and net recoveries of $326,000, or (0.05%) of average loans for the fourth quarter of 2020.

The following table shows the drivers of change in ACLL under CECL for the first quarter ended March 31, 2021:

DRIVERS OF CHANGE IN ACLL UNDER CECL
(in $000’s, unaudited)
ACLL at December 31, 2020	$44,400
Net recoveries during the first quarter of 2021	1,408
Portfolio changes during the first quarter of 2021	313
Economic factors during the first quarter of 2021	(1,825)
ACLL at March 31, 2021	$44,296

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $37.4 million on its consolidated statement of financial condition at March 31, 2021, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2021		March 31, 2020		December 31, 2020
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,813,962	42%	$1,444,534	42%	$1,661,655	42%
Demand, interest-bearing	1,101,807	26%	810,425	24%	960,179	24%
Savings and money market	1,189,566	28%	949,076	28%	1,119,968	29%
Time deposits — under $250	42,596	1%	51,009	2%	45,027	1%
Time deposits — $250 and over	102,508	2%	96,540	3%	103,746	3%
CDARS — interest-bearing demand,
money market and time deposits	28,663	1%	15,055	1%	23,911	1%
Total deposits	$4,279,102	100%	$3,366,639	100%	$3,914,486	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits and March 31, 2021 and at December 31, 2020.

Total deposits increased $912.5 million, or 27%, to $4.28 billion at March 31, 2021, compared to $3.37 billion at March 31, 2020. Total deposits increased $364.6 million, or 9%, from $3.91 billion at December 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $901.3 million, or 28%, to $4.11 billion at March 31, 2021, compared to $3.20 billion at March 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $363.5 million, or 10%, compared to $3.74 billion at December 31, 2020.

At March 31, 2021, the $28.7 million CDARS deposits comprised $21.4 million of interest-bearing demand deposits, $1.7 million of money market accounts and $5.6 million of time deposits. At March 31, 2020, the $15.1 million CDARS deposits comprised $10.7 of million of interest-bearing demand deposits, $1.7 million of money market accounts and $2.7 million of time deposits. At December 31, 2020, the $23.9 million CDARS deposits comprised $18.6 million of interest-bearing demand deposits, $663,000 of money market accounts and $4.6 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of March 31, 2021:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$43,480	40%
Over three months through six months	21,354	20%
Over six months through twelve months	34,718	32%
Over twelve months	8,509	7%
Total	$108,061	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Return on average assets	0.95%	0.19%
Return on average tangible assets	0.99%	0.19%
Return on average equity	7.85%	1.29%
Return on average tangible equity	11.50%	1.91%
Average equity to average assets ratio	12.13%	14.36%

Liquidity and Asset/Liability Management

The Company’s liquidity position supports its ability to maintain cash flows sufficient to fund operations, meet all of its financial obligations and commitments, and accommodate unexpected sudden changes in balances of loans and deposits in a timely manner. At various times the Company requires funds to meet short term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or repayment of liabilities. An integral part of the Company’s ability to manage its liquidity position appropriately is derived from its large base of core deposits which are generated by offering traditional banking services in its service area and which have historically been a stable source of funds.

The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short term liquidity needs the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources, and maintains collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available for sale.

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 63.21% at March 31, 2021, compared to 75.86% at March 31, 2020, and 66.91% at December 31, 2020.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term

(over one year) basis. HBC had no overnight borrowings from the FHLB at March 31, 2021, March 31, 2020, and December 31, 2020. HBC had $226.5 million of loans pledged to the FHLB as collateral on an available line of credit of $158.6 million at March 31, 2021, none of which was outstanding. HBC also had $2.6 million of securities pledged to the FHLB as collateral on an available line of credit of $2.4 million at March 31, 2021, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $905.2 million of loans pledged to the FRB as collateral on an available line of credit of $522.6 million at March 31, 2021, none of which was outstanding.

At March 31, 2021, HBC had Federal funds purchased arrangements available of $90.0 million. There were no Federal funds purchased outstanding at March 31, 2021, March 31, 2020, and December 31, 2020.

The Company has a $10.0 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2021.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at March 31, 2021, March 31, 2020, and December 31, 2020.

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

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2021	2020	2020

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$415,545	$394,598	$410,307
Additional Tier 1 capital	—	—	—
Tier 1 Capital	415,545	394,598	410,307
Tier 2 Capital	73,571	73,580	73,563
Total Capital	$489,116	$468,178	$483,870

Risk-weighted assets	$2,960,057	$3,158,386	$2,924,448
Average assets for capital purposes	$4,579,125	$3,835,661	$4,507,032

Capital ratios:
Total Capital	16.5%	14.8%	16.5%
Tier 1 Capital	14.0%	12.5%	14.0%
Common equity Tier 1 Capital	14.0%	12.5%	14.0%
Tier 1 Leverage(1)	9.1%	10.3%	9.1%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2021	2020	2020

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$433,639	$410,050	$428,109
Additional Tier 1 capital	—	—	—
Tier 1 Capital	433,639	410,050	428,109
Tier 2 Capital	33,785	33,980	33,824
Total Capital	$467,424	$444,030	$461,933

Risk-weighted assets	$2,957,908	$3,154,321	$2,922,577
Average assets for capital purposes	$4,576,901	$3,831,638	$4,505,265

Capital ratios:
Total Capital	15.8%	14.1%	15.8%
Tier 1 Capital	14.7%	13.0%	14.6%
Common Equity Tier 1 Capital	14.7%	13.0%	14.6%
Tier 1 Leverage(1)	9.5%	10.7%	9.5%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III and the regulatory guidelines for a “well–capitalized” financial institution under Prompt Corrective Action (“PCA”):

		Well-capitalized
		Financial
	Minimum	Institution PCA
	Regulatory	Regulatory
	Requirement(1)	Guidelines
Capital ratios:
Total Capital	10.5%	10.0%
Tier 1 Capital	8.5%	8.0%
Common equity Tier 1 Capital	7.0%	6.5%
Tier 1 Leverage	4.0%	5.0%
(1)	Includes 2.5% capital conservation buffer, except the leverage capital ratio.

The Basel III capital rules introduced a new “capital conservation buffer,” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

At March 31, 2021, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2021, March 31, 2020, and December 31, 2020, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2021, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At March 31, 2021, the Company had total shareholders’ equity of $581.7 million, compared to $571.4 million at March 31, 2020, and $577.9 million at December 31, 2020. At March 31, 2021, total shareholders’ equity included $494.6 million in common stock, $98.3 million in retained earnings, and ($11.3) million of accumulated other comprehensive loss. The book value per share was $9.71 at March 31, 2021, compared to $9.59 at March 31, 2020, and $9.64 at December 31, 2020. The tangible book value per share was $6.64 at March 31, 2021, compared to $6.46 at March 31, 2020, and $6.57 at December 31, 2020.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	March 31,	December 31,	March 31,
(in $000's, unaudited)	2021	2020	2020
Unrealized gain on securities available-for-sale	$3,113	$3,709	$6,299
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	252	261	289
Split dollar insurance contracts liability	(6,148)	(6,140)	(4,850)
Supplemental executive retirement plan liability	(8,699)	(8,767)	(6,775)
Unrealized gain on interest-only strip from SBA loans	214	220	328
Total accumulated other comprehensive loss	$(11,268)	$(10,717)	$(4,709)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2021. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$67,910	56.0%
+300	$51,007	42.1%
+200	$34,104	28.1%
+100	$17,127	14.1%
0	—	—
−100	$(11,672)	(9.6)%
−200	$(23,178)	(19.1)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at March 31, 2021, the period covered by this report on Form 10-Q.

During the three months ended March 31, 2021, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For more information regarding legal proceedings, see Note 13 “Commitments and Loss Contingencies” to the consolidated financial statements.

ITEM 1A—RISK FACTORS

The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A. Risk Factors, on pages 27-57 of our 2020 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as supplemented, or discussed elsewhere in any of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: May 7, 2021	/s/ wALTER T. KACZMAREK
Walter T. Kaczmarek
Chief Executive Officer

Date: May 7, 2021	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer