Form 10-Q
period 2021-06-30
HERITAGE COMMERCE CORP
filed 2021-08-09
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

The Registrant had 60,206,566 shares of Common Stock outstanding on July 30, 2021

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2020, and including, but not limited to the following:

●	the effect of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition and which has created significant uncertainties in U.S. and global markets, including our customers' ability to make timely payments on obligations, and operating expense due to alternative approaches to doing business;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	our ability to anticipate interest rate changes and manage interest rate risk;
●	changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;
●	volatility in credit and equity markets and its effect on the global economy;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;
●	credit related impairment charges to our securities portfolio;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;

●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	costs and effects of legal and regulatory developments, including resolution of regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes) and other events beyond our control;
●	our participation as a lender in the SBA Paycheck Protection Program (“PPP”) and similar programs and its effect on our liquidity, financial results, businesses and customers, including the availability of program funds and the ability of customers to comply with requirements and otherwise perform with respect to loans obtained under such programs;
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Assets
Cash and due from banks	$41,904	$30,598
Other investments and interest-bearing deposits in other financial institutions	1,286,418	1,100,475
Total cash and cash equivalents	1,328,322	1,131,073
Securities available-for-sale, at fair value	145,955	235,774
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $51 at June 30, 2021
and $54 at December 31, 2020 (fair value of $426,755 at June 30, 2021 and $304,927 at December 31, 2020)	421,286	297,389
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	4,344	1,699
Loans, net of deferred fees	2,824,796	2,619,261
Allowance for credit losses on loans	(43,956)	(44,400)
Loans, net	2,780,840	2,574,861
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	32,495	33,522
Company-owned life insurance	77,393	77,523
Premises and equipment, net	10,040	10,459
Goodwill	167,631	167,631
Other intangible assets	15,177	16,664
Accrued interest receivable and other assets	89,392	87,519
Total assets	$5,072,875	$4,634,114

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,840,516	$1,661,655
Demand, interest-bearing	1,140,867	960,179
Savings and money market	1,174,587	1,119,968
Time deposits - under $250	42,118	45,027
Time deposits - $250 and over	110,111	103,746
CDARS - interest-bearing demand, money market and time deposits	36,273	23,911
Total deposits	4,344,472	3,914,486
Subordinated debt, net of issuance costs	39,832	39,740
Accrued interest payable and other liabilities	105,127	101,999
Total liabilities	4,489,431	4,056,225

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at June 30, 2021 and December 31, 2020	—	—
Common stock, no par value; 100,000,000 shares authorized;
60,202,766 shares issued and outstanding at June 30, 2021 and
59,917,457 shares issued and outstanding at December 31, 2020	495,665	493,707
Retained earnings	99,311	94,899
Accumulated other comprehensive loss	(11,532)	(10,717)
Total shareholders' equity	583,444	577,889
Total liabilities and shareholders' equity	$5,072,875	$4,634,114

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$33,439	$32,845	$67,275	$67,627
Securities, taxable	1,944	3,155	3,672	7,103
Securities, exempt from Federal tax	404	484	833	995
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	845	648	1,613	2,349
Total interest income	36,632	37,132	73,393	78,074

Interest expense:
Deposits	1,179	1,615	2,411	3,400
Subordinated debt	577	577	1,148	1,154
Total interest expense	1,756	2,192	3,559	4,554

Net interest income before provision for credit losses on loans	34,876	34,940	69,834	73,520
Provision for (recapture of) credit losses on loans	(493)	1,114	(2,005)	14,384
Net interest income after provision for credit losses on loans	35,369	33,826	71,839	59,136

Noninterest income:
Service charges and fees on deposit accounts	659	650	1,260	1,619
Increase in cash surrender value of life insurance	458	458	914	916
Gain on proceeds from company owned life insurance	396	—	462	—
Servicing income	104	205	286	388
Gain on sales of SBA loans	83	—	633	67
Gain on sales of securities	—	170	—	270
Gain on the disposition of foreclosed assets	—	—	—	791
Other	469	595	915	1,220
Total noninterest income	2,169	2,078	4,470	5,271

Noninterest expense:
Salaries and employee benefits	12,572	12,300	26,530	26,503
Occupancy and equipment	2,247	1,766	4,521	3,538
Professional fees	1,771	1,155	3,490	2,590
Other	9,185	5,791	14,478	14,155
Total noninterest expense	25,775	21,012	49,019	46,786
Income before income taxes	11,763	14,892	27,290	17,621
Income tax expense	2,950	4,274	7,273	5,142
Net income	$8,813	$10,618	$20,017	$12,479

Earnings per common share:
Basic	$0.15	$0.18	$0.33	$0.21
Diluted	$0.15	$0.18	$0.33	$0.21

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Net income	$8,813	$10,618	$20,017	$12,479
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(640)	(556)	(1,489)	6,621
Deferred income taxes	186	161	433	(1,920)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(13)	(13)	(26)	(26)
Deferred income taxes	4	4	8	8
Reclassification adjustment for gains realized in income	—	(170)	—	(270)
Deferred income taxes	—	50	—	79
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(463)	(524)	(1,074)	4,492

Change in net pension and other benefit plan liability adjustment	283	75	372	150
Deferred income taxes	(84)	(22)	(113)	(44)
Change in pension and other benefit plan liability, net of
deferred income taxes	199	53	259	106
Other comprehensive (loss) income	(264)	(471)	(815)	4,598

Total comprehensive income	$8,549	$10,147	$19,202	$17,077

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, December 31, 2019	59,368,156	$489,745	$96,741	$(9,778)	$576,708
Cumulative effect of change in accounting principles	—	—	(6,062)	—	(6,062)
Balance, January 1, 2020	59,368,156	489,745	90,679	(9,778)	570,646
Net income	—	—	1,861	—	1,861
Other comprehensive income	—	—	—	5,069	5,069
Amortization of restricted stock awards,
net of forfeitures and taxes	—	348	—	—	348
Cash dividend declared $0.13 per share	—	—	(7,737)	—	(7,737)
Stock option expense, net of forfeitures and taxes	—	148	—	—	148
Stock options exercised	200,063	1,106	—	—	1,106
Balance, March 31, 2020	59,568,219	491,347	84,803	(4,709)	571,441

Net income	—	—	10,618	—	10,618
Other comprehensive income	—	—	—	(471)	(471)
Issuance of restricted stock awards, net	168,117	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	463	—	—	463
Cash dividend declared $0.13 per share	—	—	(7,767)	—	(7,767)
Stock option expense, net of forfeitures and taxes	—	139	—	—	139
Stock options exercised	120,431	384	—	—	384
Balance, June 30, 2020	59,856,767	$492,333	$87,654	$(5,180)	$574,807

Balance, January 1, 2021	59,917,457	$493,707	$94,899	$(10,717)	$577,889
Net income	—	—	11,204	—	11,204
Other comprehensive loss	—	—	—	(551)	(551)
Issuance (forfeitures) of restricted stock awards, net	(34,358)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	458	—	—	458
Cash dividend declared $0.13 per share	—	—	(7,789)	—	(7,789)
Stock option expense, net of forfeitures and taxes	—	132	—	—	132
Stock options exercised	49,235	320	—	—	320
Balance, March 31, 2021	59,932,334	494,617	98,314	(11,268)	581,663

Net income	—	—	8,813	—	8,813
Other comprehensive loss	—	—	—	(264)	(264)
Issuance of restricted stock awards, net	187,325	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	438	—	—	438
Cash dividend declared $0.13 per share	—	—	(7,816)	—	(7,816)
Stock option expense, net of forfeitures and taxes	—	146	—	—	146
Stock options exercised	83,107	464	—	—	464
Balance, June 30, 2021	60,202,766	$495,665	$99,311	$(11,532)	$583,444

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,017	$12,479
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,969	1,453
Gain on sale of securities available-for-sale	—	(270)
Gain on sale of SBA loans	(633)	(67)
Proceeds from sale of SBA loans originated for sale	6,676	916
SBA loans originated for sale	(8,688)	(4,121)
Provision for (recapture of) credit losses on loans	(2,005)	14,384
Increase in cash surrender value of life insurance	(914)	(916)
Depreciation and amortization	508	475
Amortization of other intangible assets	1,487	1,822
Stock option expense, net	278	287
Amortization of restricted stock awards, net	896	811
Amortization of subordinated debt issuance costs	92	92
Gain on proceeds from company-owned life insurance	(462)	—
Effect of changes in:
Accrued interest receivable and other assets	(1,574)	(23,437)
Accrued interest payable and other liabilities	3,472	21,963
Net cash provided by operating activities	21,119	25,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities held-to-maturity	(181,805)	—
Maturities/paydowns/calls of securities available-for-sale	87,503	30,810
Maturities/paydowns/calls of securities held-to-maturity	56,797	42,408
Proceeds from sales of securities available-for-sale	—	56,598
Purchase of mortgage loans	(140,030)	—
Net change in loans	(63,944)	(152,881)
Changes in Federal Home Loan Bank stock and other investments	1,027	(3,667)
Proceeds from redemption of company-owned life insurance	1,506	—
Purchase of premises and equipment	(89)	(1,725)
Net cash (used in) investing activities	(239,035)	(28,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	429,986	485,458
Net change in short-term borrowings	—	(328)
Exercise of stock options	784	1,490
Payment of cash dividends	(15,605)	(15,504)
Net cash provided by financing activities	415,165	471,116
Net increase in cash and cash equivalents	197,249	468,530
Cash and cash equivalents, beginning of period	1,131,073	457,370
Cash and cash equivalents, end of period	$1,328,322	$925,900

Supplemental disclosures of cash flow information:
Interest paid	$3,464	$4,584
Income taxes paid (refunds), net	9,192	(524)

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2020.

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

The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2021.

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

Adoption of New Accounting Standards

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendments are effective as of January 1, 2021 and had no material impact on the consolidated financial statements.

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

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,057,945 and 1,722,342 weighted average stock options outstanding for the three months ended June 30, 2021 and 2020, and 1,072,945 and 1,490,688 for the six months ended June 30, 2021 and 2020, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Net income	$8,813	$10,618	$20,017	$12,479

Weighted average common shares outstanding for basic
earnings per common share	60,089,327	59,420,592	60,008,071	59,353,759
Dilutive potential common shares	640,814	691,831	564,386	798,728
Shares used in computing diluted earnings per common share	60,730,141	60,112,423	60,572,457	60,152,487

Basic earnings per share	$0.15	$0.18	$0.33	$0.21
Diluted earnings per share	$0.15	$0.18	$0.33	$0.21

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2021 and 2020
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance April 1, 2021, net of taxes	$3,327	$252	$(14,847)	$(11,268)
Other comprehensive income (loss) before reclassification,
net of taxes	(454)	—	51	(403)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(9)	148	139
Net current period other comprehensive income (loss),
net of taxes	(454)	(9)	199	(264)

Ending balance June 30, 2021, net of taxes	$2,873	$243	$(14,648)	$(11,532)

Beginning balance April 1, 2020, net of taxes	$6,627	$289	$(11,625)	$(4,709)
Other comprehensive loss before reclassification,
net of taxes	(395)	—	(10)	(405)
Amounts reclassified from other comprehensive income (loss),
net of taxes	(120)	(9)	63	(66)
Net current period other comprehensive income (loss),
net of taxes	(515)	(9)	53	(471)

Ending balance June 30, 2020, net of taxes	$6,112	$280	$(11,572)	$(5,180)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Six Months Ended June 30, 2021 and 2020
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2021, net of taxes	$3,929	$261	$(14,907)	$(10,717)
Other comprehensive loss before reclassification,
net of taxes	(1,056)	—	(2)	(1,058)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(18)	261	243
Net current period other comprehensive income (loss),
net of taxes	(1,056)	(18)	259	(815)

Ending balance June 30, 2021, net of taxes	$2,873	$243	$(14,648)	$(11,532)

Beginning balance January 1, 2020, net of taxes	$1,602	$298	$(11,678)	$(9,778)
Other comprehensive income (loss) before reclassification,
net of taxes	4,701	—	(6)	4,695
Amounts reclassified from other comprehensive income (loss),
net of taxes	(191)	(18)	112	(97)
Net current period other comprehensive income (loss),
net of taxes	4,510	(18)	106	4,598

Ending balance June 30, 2020, net of taxes	$6,112	$280	$(11,572)	$(5,180)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2021	2020	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$170	Gain on sales of securities
	—	(50)	Income tax expense
	—	120	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	13	13	Interest income on taxable securities
	(4)	(4)	Income tax expense
	9	9	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation and acturial losses (2)	1	15
Prior service cost and actuarial losses (3)	(211)	(105)
	(210)	(90)	Other noninterest expense
	62	27	Income tax benefit
	(148)	(63)	Net of tax
Total reclassification for the period	$(139)	$66

	Amounts Reclassified from
	AOCI
	Six Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2021	2020	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$270	Gain on sales of securities
	—	(79)	Income tax expense
	—	191	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	26	26	Interest income on taxable securities
	(8)	(8)	Income tax expense
	18	18	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	2	30
Actuarial losses (3)	(372)	(190)
	(370)	(160)	Other noninterest expense
	109	48	Income tax benefit
	(261)	(112)	Net of tax
Total reclassification from AOCI for the period	$(243)	$97

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2021	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$126,682	$4,210	$—	$—	$130,892
U.S. Treasury	14,969	94	—	—	15,063
Total	$141,651	$4,304	$—	$—	$145,955

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
June 30, 2021	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$361,184	$5,330	$(1,121)	$365,393	$—
Municipals - exempt from Federal tax	60,153	1,209	—	61,362	(51)
Total	$421,337	$6,539	$(1,121)	$426,755	$(51)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2020	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$170,215	$5,111	$—	$—	$175,326
U.S. Treasury	59,797	651	—	—	60,448
Total	$230,012	$5,762	$—	$—	$235,774

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2020	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$228,652	$6,075	$(230)	$234,497	$—
Municipals - exempt from Federal tax	68,791	1,639	—	70,430	(54)
Total	$297,443	$7,714	$(230)	$304,927	$(54)

Securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$67,111	$(1,121)	$—	$—	$67,111	$(1,121)
Total	$67,111	$(1,121)	$—	$—	$67,111	$(1,121)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$30,930	$(230)	$—	$—	$30,930	$(230)
Total	$30,930	$(230)	$—	$—	$30,930	$(230)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2021, the Company held 398 securities (107 available-for-sale and 291 held-to-maturity), of which twelve had fair value below amortized cost. At June 30, 2021, there were $67,111,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for less than 12 months. The total unrealized loss for securities less than 12 months was ($1,121,000) at June 30, 2021. The unrealized loss was due to higher interest rates in comparison to when the security was purchased. The issuer is of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. Therefore, the Company does not consider these debt securities to have credit-related losses as of June 30, 2021.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Proceeds	$—	$30,085	$—	$56,598
Gross gains	—	170	—	270
Gross losses	—	—	—	—

The amortized cost and estimated fair values of securities as of June 30, 2021 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due 3 months or less	$9,997	$10,044
Due after 3 months through one year	4,972	5,019
Agency mortgage-backed securities	126,682	130,892
Total	$141,651	$145,955

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after 3 months through one year	$499	$500
Due after one through five years	10,605	10,865
Due after five through ten years	31,284	31,824
Due after ten years	17,765	18,173
Agency mortgage-backed securities	361,184	365,393
Total	$421,337	$426,755

Securities with amortized cost of $39,825,000 and $40,238,000 as of June 30, 2021 and December 31, 2020 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a rollforward by major security type for the six months ended June 30, 2021 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2021	$54
Provision for (recapture of) credit losses	(3)
Ending balance June 30, 2021	$51

For the six months ended June 30, 2021, there was a reduction of $3,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The bond ratings for the Company’s municipal investment securities at June 30, 2021 were consistent with the ratings at December 31, 2020.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $286,461,000 of PPP loans at June 30, 2021 and $290,679,000 at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

Commercial Real Estate (“CRE”)

CRE loans rely primarily on the cash flows of the properties securing the loan and secondarily on the value of the property that is securing the loan. CRE loans comprise two segments differentiated by owner occupied CRE and non-owner CRE. Owner occupied CRE loans are secured by commercial properties that are at least 50% occupied by the borrower or borrower affiliate. Non-owner occupied CRE loans are secured by commercial properties that are less than 50% occupied by the borrower or borrower affiliate. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy.

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

Residential Mortgages

Residential mortgage loans are secured by 1-4 family residences which are generally owner-occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily by the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values. During the second quarter of 2021, the Company purchased two single family residential mortgage loan portfolios totaling $140,030,000, all of which are domiciled in California, with an average principal balance of $585,000, and a weighted average yield of approximately 3.39% (excluding servicing costs, which are netted against interest income contributing to a lower overall average yield).

Consumer and Other

Consumer and other loans are secured by personal property or are unsecured and rely primarily on the income of the borrower for repayment and secondarily on the collateral value for secured loans. Borrower income and collateral value can vary dependent on economic conditions.

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$844,147	$846,386
Real estate:
CRE - owner occupied	583,091	560,362
CRE - non-owner occupied	742,135	693,103
Land and construction	129,426	144,594
Home equity	107,873	111,885
Multifamily	198,771	166,425
Residential mortgages	205,904	85,116
Consumer and other	21,519	18,116
Loans	2,832,866	2,625,987
Deferred loan fees, net	(8,070)	(6,726)
Loans, net of deferred fees	2,824,796	2,619,261
Allowance for credit losses on loans	(43,956)	(44,400)
Loans, net	$2,780,840	$2,574,861

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,600	$8,368	$16,431	$2,754	$1,171	$2,751	$918	$303	$44,296
Charge-offs	(105)	—	—	—	—	—	—	—	(105)
Recoveries	115	4	—	68	16	—	—	55	258
Net recoveries	10	4	—	68	16	—	—	55	153
Provision for (recapture of) credit losses on loans	(753)	(166)	54	(686)	(118)	199	1,050	(73)	(493)
End of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956

	Three Months Ended June 30, 2020
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$12,801	$7,737	$15,645	$2,603	$1,746	$1,622	$708	$1,841	$44,703
Charge-offs	(465)	-	-	-	-	-	-	-	(465)
Recoveries	46	1	-	13	31	-	-	1	92
Net (charge-offs) recoveries	(419)	1	-	13	31	-	-	1	(373)
Provision for (recapture of) credit losses on loans	797	809	(196)	(64)	74	206	117	(629)	1,114
End of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444

	Six Months Ended June 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(368)	—	—	—	—	—	—	—	(368)
Recoveries	928	8	—	884	39	—	—	70	1,929
Net recoveries	560	8	—	884	39	—	—	70	1,561
Provision for (recapture of) credit losses on loans	(1,290)	(362)	69	(1,257)	(267)	146	1,025	(69)	(2,005)
End of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956

	Six Months Ended June 30, 2020
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,135)	—	—	—	—	—	—	(3)	(1,138)
Recoveries	255	1	—	32	54	—	—	1	343
Net (charge-offs) recoveries	(880)	1	—	32	54	—	—	(2)	(795)
Provision for (recapture of) credit losses on loans	7,269	1,552	3,777	1,062	476	575	147	(474)	14,384
End of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444

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

The decrease in the allowance for credit losses on loans and related recapture of provision for the six months ended June 30, 2021, was primarily attributed to a net decrease of ($56,000) in the reserve for pooled loans, driven by improvements in forecasted macroeconomic conditions offset by changes in the portfolio, and a ($388,000) decrease in specific reserves for individually evaluated loans compared to December 31, 2020. The decrease in the allowance for credit losses for pooled loans from December 31, 2020 is largely the result of improvements in the economic factors used in our methodology and reductions in qualitative adjustments for risks such as collateral values, concentrations of credit risk (geographic, large borrower, and industry), economic conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans to address asset-specific risks and current conditions that were not fully considered by the macroeconomic variables driving the quantitative estimate.

The following tables presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing for the periods indicated:

	June 30, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$415	$1,378	$164	$1,957
Real estate:
CRE - Owner Occupied	1,774	—	—	1,774
CRE - Non-Owner Occupied	—	—	725	725
Home equity	168	—	—	168
Multifamily	1,149	—	—	1,149
Consumer and other	407	—	—	407
Total	$3,913	$1,378	$889	$6,180

	December 31, 2020
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

The following tables presents the aging of past due loans by class for the periods indicated:

	June 30, 2021
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,467	$1,187	$261	$5,915	$838,232	$844,147

Real estate:
CRE - Owner Occupied	1,172	9	1,143	2,324	580,767	583,091
CRE - Non-Owner Occupied	145	—	725	870	741,265	742,135
Land and construction	—	—	—	—	129,426	129,426
Home equity	—	—	—	—	107,873	107,873
Multifamily	—	—	—	—	198,771	198,771
Residential mortgages	—	—	—	—	205,904	205,904
Consumer and other	—	—	407	407	21,112	21,519
Total	$5,784	$1,196	$2,536	$9,516	$2,823,350	$2,832,866

	December 31, 2020
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$3,524	$259	$392	$4,175	$842,211	$846,386

Real estate:
CRE - Owner Occupied	1,133	—	29	1,162	559,200	560,362
CRE - Non-Owner Occupied	—	485	—	485	692,618	693,103
Land and construction	—	—	—	—	144,594	144,594
Home equity	—	—		—	111,885	111,885
Multifamily	—	—	—	—	166,425	166,425
Residential mortgages	—	—	—	—	85,116	85,116
Consumer and other	—	—	407	407	17,709	18,116
Total	$4,657	$744	$828	$6,229	$2,619,758	$2,625,987

Past due loans 30 days or greater totaled $9,516,000 and $6,229,000 at June 30, 2021 and December 31, 2020, respectively, of which $1,658,000 and $1,918,000 were on nonaccrual, at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, there were also $3,633,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2020, there were also $5,870,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of June 30, 2021 and December 31, 2020.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at June 30, 2021 and December 31, 2020. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at June 30, 2021 and December 31, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, and plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2016 and	Cost
	6/30/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$302,753	$163,815	$19,144	$15,904	$9,543	$8,699	$307,122	$826,980
Special Mention	323	733	-	1,082	447	270	978	3,833
Substandard	1,349	3,337	-	16	452	30	6,357	11,541
Substandard-Nonaccrual	30	1,143	-	-	-	106	514	1,793
Total	304,455	169,028	19,144	17,002	10,442	9,105	314,971	844,147

CRE - Owner Occupied:
Pass	78,046	154,477	74,843	66,269	37,006	135,709	24,038	570,388
Special Mention	531	2,648	680	1,495	770	1,089	-	7,213
Substandard		2,547	-	394	735	40	-	3,716
Substandard-Nonaccrual	-	1,774	-	-	-	-	-	1,774
Total	78,577	161,446	75,523	68,158	38,511	136,838	24,038	583,091

CRE - Non-Owner Occupied:
Pass	131,832	148,179	121,987	55,878	75,126	165,195	22,377	720,574
Special Mention	-	2,808	-	2,527	606	6,338	2,165	14,444
Substandard	-	5,240	-	1,392	-	485	-	7,117
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	131,832	156,227	121,987	59,797	75,732	172,018	24,542	742,135

Land and construction:
Pass	58,297	56,553	4,443	-	-	1,321	7,453	128,067
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,359	-	-	-	-	-	-	1,359
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	59,656	56,553	4,443	-	-	1,321	7,453	129,426

Home equity:
Pass	-	-	-	61	-	-	104,746	104,807
Special Mention	-	-	-	-	-	-	1,932	1,932
Substandard	-	-	-	-	-	143	823	966
Substandard-Nonaccrual	-	107	-	-	-	-	61	168
Total	-	107	-	61	-	143	107,562	107,873

Multifamily:
Pass	42,576	32,568	37,612	16,321	21,215	35,092	915	186,299
Special Mention	-	-	-	-	-	10,444	-	10,444
Substandard	-	879	-	-	-	-	-	879
Substandard-Nonaccrual	1,149	-	-	-	-	-	-	1,149
Total	43,725	33,447	37,612	16,321	21,215	45,536	915	198,771

Residential mortgage:
Pass	137,195	18,204	9,379	3,157	5,129	30,567	960	204,591
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,313	-	1,313
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	137,195	18,204	9,379	3,157	5,129	31,880	960	205,904

Consumer and other:
Pass	-	6	409	1,456	17	1,051	17,953	20,892
Special Mention	-	-	-	-	-	-	-	-
Substandard	20	-	-	-	-	-	200	220
Substandard-Nonaccrual	-	-		407	-	-	-	407
Total	20	6	409	1,863	17	1,051	18,153	21,519

Total loans	$755,460	$595,018	$268,497	$166,359	$151,046	$397,892	$498,594	$2,832,866

Risk Grades:
Pass	$750,699	$573,802	$267,817	$159,046	$148,036	$377,634	$485,564	$2,762,598
Special Mention	854	6,189	680	5,104	1,823	18,141	5,075	37,866
Substandard	2,728	12,003	-	1,802	1,187	2,011	7,380	27,111
Substandard-Nonaccrual	1,179	3,024	-	407	-	106	575	5,291
Grand Total	$755,460	$595,018	$268,497	$166,359	$151,046	$397,892	$498,594	$2,832,866

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period						Amortized
						2015 and	Cost
	2020	2019	2018	2017	2016	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$431,369	$33,350	$21,154	$13,840	$7,341	$8,292	$296,286	$811,632
Special Mention	15,720	716	1,301	953	713	170	1,937	21,510
Substandard	4,036	-	19	758	2,396	73	3,236	10,518
Substandard-Nonaccrual	2,106	56	36	-	115	26	387	2,726
Total	453,231	34,122	22,510	15,551	10,565	8,561	301,846	846,386

CRE - Owner Occupied:
Pass	168,224	73,064	68,068	51,705	50,716	109,350	15,964	537,091
Special Mention	3,151	2,568	4,128	783	-	2,569	-	13,199
Substandard	2,561	-	400	2,954	-	451	-	6,366
Substandard-Nonaccrual	3,678	-	-	-	-	28	-	3,706
Total	177,614	75,632	72,596	55,442	50,716	112,398	15,964	560,362

CRE - Non-Owner Occupied:
Pass	166,550	128,361	68,796	99,816	57,422	150,683	1,926	673,554
Special Mention	11,930	-	2,557	-	-	-	-	14,487
Substandard	3,166	-	1,411	-	485	-	-	5,062
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	181,646	128,361	72,764	99,816	57,907	150,683	1,926	693,103

Land and construction:
Pass	114,932	22,054	-	-	-	1,343	4,906	143,235
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,359	-	-	-	-	-	-	1,359
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	116,291	22,054	-	-	-	1,343	4,906	144,594

Home equity:
Pass	266	-	74	-	-	-	109,848	110,188
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	143	605	748
Substandard-Nonaccrual	117	-	-	-	-	-	832	949
Total	383	-	74	-	-	143	111,285	111,885

Multifamily:
Pass	31,481	39,183	17,248	24,572	16,235	30,751	880	160,350
Special Mention	-	-	-	-	-	5,186	-	5,186
Substandard	889	-	-	-	-	-	-	889
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	32,370	39,183	17,248	24,572	16,235	35,937	880	166,425

Residential mortgage:
Pass	12,798	10,048	3,246	7,324	28,115	15,568	-	77,099
Special Mention	5,089	-	1,630	-		-	-	6,719
Substandard	-	-	-	-	-	1,298	-	1,298
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	17,887	10,048	4,876	7,324	28,115	16,866	-	85,116

Consumer and other:
Pass	10	522	1,486	20	116	987	14,568	17,709
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	407	-	-	-	-	407
Total	10	522	1,893	20	116	987	14,568	18,116

Total loans	$979,432	$309,922	$191,961	$202,725	$163,654	$326,918	$451,375	$2,625,987

Risk Grades:.
Pass	$925,630	$306,582	$180,072	$197,277	$159,945	$316,974	$444,378	$2,530,858
Special Mention	35,890	3,284	9,616	1,736	713	7,925	1,937	61,101
Substandard	12,011	-	1,830	3,712	2,881	1,965	3,841	26,240
Substandard-Nonaccrual	5,901	56	443	-	115	54	1,219	7,788
Grand Total	$979,432	$309,922	$191,961	$202,725	$163,654	$326,918	$451,375	$2,625,987

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at June 30, 2021:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$25	$1,324	$29	$1,378
Total	$25	$1,324	$29	$1,378

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at December 31, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

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

The book balance of troubled debt restructurings at June 30, 2021 was $552,000, which included $448,000 of nonaccrual loans and $104,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2020 was $674,000, which included $468,000 of nonaccrual loans and $206,000 of accruing loans. Approximately $331,000 and $352,000 in specific reserves were established with respect to these loans as of June 30, 2021 and December 31, 2020, respectively.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

	During the Six Months Ended
	June 30, 2021
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

There were no loans modified as trobled debt restructings during the three months ended June 30, 2021 and 2020.

There was one new loan with total recorded investment of $3,000 that was modified as a troubled debt restructuring during the six months ended June 30, 2021.

During the three and six months ended June 30, 2021, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change in the allowance for credit losses on loans.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended June 30, 2021 and 2020.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

On April 7, 2020, U.S. banking agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The statement describes accounting for COVID-19-related loan modifications and clarifies the interaction between current accounting rules and the temporary relief provided by the CARES Act. Initially, the Bank made accommodations for payment deferrals for a number of customers with a window of up to 90 days, with the potential of an additional 90 days of payment deferral (180 days maximum) upon application. The Bank also waived all customary applicable fees. Of the loans for which deferrals were originally granted, nearly all have returned to regular payment status. At June 30, 2021, there were three remaining second deferments totaling $1,800,000, of which two loans were secured by real estate, and one loan was secured by business assets.

6) Goodwill and Other Intangible Assets

Goodwill

At June 30, 2021, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from Presidio Bank.

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

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	June 30, 2021
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(10,567)	$14,456
Customer relationship and brokered relationship intangibles	1,900	(1,266)	634
Below market leases	770	(683)	87
Total	$27,693	$(12,516)	$15,177

	December 31, 2020
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(9,153)	$15,870
Customer relationship and brokered relationship intangibles	1,900	(1,171)	729
Below market leases	770	(705)	65
Total	$27,693	$(11,029)	$16,664

Estimated amortization expense for future years is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2021 remaining	$1,415	$95	$(1)	$1,509
2022	2,447	190	(2)	2,635
2023	2,217	190	(2)	2,405
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
Thereafter	4,559	—	69	4,628
	$14,456	$634	$87	$15,177

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2021 and December 31, 2020.

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

The Company had net deferred tax assets of $26,917,000, and $28,221,000, at June 30, 2021 and December 31, 2020, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2021 and December 31, 2020 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Low income housing investments	$4,827	$5,246
Future commitments	$596	$596

The Company expects $46,000 of the future commitments to be paid in 2021, and $550,000 in 2022 through 2025.

For tax purposes, the Company had low income housing tax credits of $210,000 for the three months ended June 30, 2021 and June 30, 2020, and low income housing investment expense of $209,000 and $211,000, respectively. For tax purposes, the Company had low income housing tax credits of $420,000 for the six months ended June 30, 2021 and June 30, 2020, and low income housing investment expense of $418,000 and $420,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$120	$123	$240	$246
Interest cost	190	236	380	467
Amortization of prior service cost	75	—	100	—
Amortization of net actuarial loss	136	105	272	190
Net periodic benefit cost	$521	$464	$992	$903

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,689	$8,198
Interest cost	110	246
Actuarial loss	—	1,245
Projected benefit obligation at end of period	$9,799	$9,689

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Net actuarial loss	$5,217	$5,170
Prior transition obligation	925	970
Accumulated other comprehensive loss	$6,142	$6,140

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(1)	$(15)	$(2)	$(30)
Interest cost	55	62	110	124
Net periodic benefit cost	$54	$47	$108	$94

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at June 30, 2021
Available-for-sale securities:
Agency mortgage-backed securities	$130,892	$—	$130,892	$—
U.S. Treasury	15,063	15,063	—	—
I/O strip receivables	274	—	274	—

Assets at December 31, 2020
Available-for-sale securities:
Agency mortgage-backed securities	$175,326	$—	$175,326	$—
U.S. Treasury	60,448	60,448	—	—
I/O strip receivables	305	—	305	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at June 30, 2021 or December 31, 2020.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At June 30, 2021 and December 31, 2020, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at June 30, 2021 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,328,322	$1,328,322	$—	$—	$1,328,322
Securities available-for-sale	145,955	15,063	130,892	—	145,955
Securities held-to-maturity	421,286	—	426,755	—	426,755
Loans (including loans held-for-sale), net	2,785,184	—	4,344	2,796,339	2,800,683
FHLB stock, FRB stock, and other
investments	32,495	—	—	—	N/A
Accrued interest receivable	10,397	103	1,510	8,784	10,397
I/O strips receivables	274	—	274	—	274
Liabilities:
Time deposits	$158,644	$—	$158,843	$—	$158,843
Other deposits	4,185,828	—	4,185,828	—	4,185,828
Subordinated debt	39,832	—	40,432	—	40,432
Accrued interest payable	548	—	548	—	548

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2020:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,131,073	$1,131,073	$—	$—	$1,131,073
Securities available-for-sale	235,774	60,448	175,326	—	235,774
Securities held-to-maturity	297,389	—	304,927	—	304,927
Loans (including loans held-for-sale), net	2,576,560	—	1,699	2,572,993	2,574,692
FHLB stock, FRB stock, and other
investments	33,522	—	—	—	N/A
Accrued interest receivable	10,546	309	1,512	8,725	10,546
I/O strips receivables	305	—	305	—	305
Liabilities:
Time deposits	$153,407	$—	$153,740	$—	$153,740
Other deposits	3,761,079	—	3,761,079	—	3,761,079
Subordinated debt	39,740	—	40,340	—	40,340
Accrued interest payable	545	—	545	—	545

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the six months ended June 30, 2021, the Company granted 350,750 shares of nonqualified stock options and 187,325 shares of restricted stock. The fair value of restricted stock awards that vested was $1,749,000 as of June 30, 2021. There were 1,940,811 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2021.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2021	2,546,821	$9.30
Granted	350,750	$12.08
Exercised	(132,342)	$5.93
Forfeited or expired	(36,766)	$12.89
Outstanding at June 30, 2021	2,728,463	$9.77	5.71	$6,286,272
Vested or expected to vest	2,564,755		5.71	$5,909,096
Exercisable at June 30, 2021	1,996,727		4.51	$5,826,621

Information related to the equity plans for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
Intrinsic value of options exercised	$679,403	$2,057,914
Cash received from option exercise	$784,264	$1,489,991
Tax benefit (expense) realized from option exercises	$57,215	$33,783
Weighted average fair value of options granted	$2.33	$1.15

As of June 30, 2021, there was $1,410,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.96 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
Expected life in months(1)	72	72
Volatility(1)	33%	29%
Weighted average risk-free interest rate(2)	1.10%	0.53%
Expected dividends(3)	4.30%	5.71%
(1)	The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.
(3)	Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2021	298,700	$10.83
Granted	187,325	$12.01
Vested	(153,101)	$11.42
Forfeited or expired	(34,358)	$10.23
Nonvested shares at June 30, 2021	298,566	$11.03

As of June 30, 2021, there was $3,201,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.03 years.

11) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears. Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date. The Subordinated Debt, net of unamortized issuance costs of $168,000, totaled $39,832,000 at June 30, 2021. The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. See “LIBOR Transition and Phase–Out” above.

12) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since June 30, 2021, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2021.

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2021 and December 31, 2020, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2021 and December 31, 2020.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2021
Total Capital	$491,475	15.6%	$329,965	10.5%
(to risk-weighted assets)
Tier 1 Capital	$418,134	13.3%	$267,115	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$418,134	13.3%	$219,977	7.0%
(to risk-weighted assets)
Tier 1 Capital	$418,134	8.6%	$194,156	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of June 30, 2021, and December 31, 2020.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2021
Total Capital	$469,701	15.0%	$314,070	10.0%	$329,773	10.5%
(to risk-weighted assets)
Tier 1 Capital	$436,192	13.9%	$251,256	8.0%	$266,959	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$436,192	13.9%	$204,145	6.5%	$219,849	7.0%
(to risk-weighted assets)
Tier 1 Capital	$436,192	9.0%	$242,600	5.0%	$194,080	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2020
Total Capital	$461,933	15.8%	$292,258	10.0%	$306,871	10.5%
(to risk-weighted assets)
Tier 1 Capital	$428,109	14.6%	$233,806	8.0%	$248,419	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$428,109	14.6%	$189,968	6.5%	$204,580	7.0%
(to risk-weighted assets)
Tier 1 Capital	$428,109	9.5%	$225,263	5.0%	$180,211	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,832,000 at June 30, 2021, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As June 30, 2021, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $35,173,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $8,000,000, during the second and first quarters of 2021, for a total of $16,000,000.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at June 30, 2021 follows:

●	In January and February 2019, Double Jump, Inc. and a number of its affiliates (collectively, the “DC Solar Debtors”) each commenced bankruptcy cases in the United States Bankruptcy Court of Nevada. The chapter 7 trustee of the DC Solar Debtors had indicated that it may bring an adversary action against Heritage related to our former deposit relationships with the DC Solar Debtors and their sponsored investment funds. The Bank entered into a settlement agreement, dated July 7, 2021 with the trustee. The Bank settled all claims of the trustee against the Bank, its affiliates, past and current employees, including all direct and derivative claims arising out of the Bank’s allegedly negligent handling, supervision and management of depository accounts that were maintained for the DC Solar Debtors and related investment funds. The Bank has denied all liability. The Bank received a full and complete release of the trustee’s claims. The settlement is subject to Bankruptcy Court approval. The hearing for approval is scheduled for September 17, 2021, but is subject to change. The Bank considers the settlement to be an insured event subject to reimbursement by liability insurance. The Bank reserved $4,000,000 toward the settlement amount in the second quarter of 2021, and the Bank will pursue reimbursement from its insurance carriers. All legal fees incurred in connection with the trustee action and the settlement agreement have been expensed to date.
●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against Heritage, and others, in the Solano County Superior Court for the State of California (“Solar Eclipse”). Also in December 2020, Solarmore Management Services, Inc. v. Jeff Carpoff et al., (“Solarmore”) filed an amended complaint in the United States District Court for the Eastern District of California against Heritage and others. Both of these cases relate to our former deposit relationships with D.C. Solar and their affiliates (collectively “D.C. Solar”) and its sponsored investment funds. D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. These actions seek unspecified damages and are in an early phase. We intend to vigorously defend these actions.
●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. In late December 2020 the same former and then-current bank employees filed a lawsuit asserting, as individual employees, causes of action against the Bank for gender discrimination, retaliation, constructive discharge of the former employee, and sexual harassment, among other claims. Plaintiffs allege denial of promotional opportunities, and harassment and discrimination by Bank employees and customers of the Bank. This case is in an early phase. Counsel for the plaintiffs have agreed to pause the litigation of the individual claims while the parties explore mediation.

In February 2021, the Bank was notified of another set of PAGA and potential class claims alleged by letter to the California Labor and Workforce Development Agency transmitted on behalf of another former Bank employee. The notice to the California Labor and Workforce Development Agency, which is a prerequisite to a PAGA filing, alleged the same claims, class, and relief requests that are the subject of the lawsuit filed in November 2020, and disclosed no new claims. The former employee has also threatened individual claims similar to the other two former employees. Counsel for the plaintiffs have agreed to explore mediation of the threatened individual claims.

We intend to vigorously defend the filed class and PAGA complaint, the action filed by the employees as individuals, any subsequent related class action and PAGA filing, and any action filed by the former employee on whose behalf the draft complaint was provided.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,168,495,000 at June 30, 2021, and $1,114,193,000 at December 31, 2020. Unused commitments represented 41% outstanding gross loans at June 30, 2021, 43% at June 30, 2020, and 42% at December 31, 2020.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	June 30, 2021			December 31, 2020
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$131,878	$1,018,383	$1,150,261	$121,560	$970,614	$1,092,174
Standby letters of credit	2,877	15,357	18,234	3,049	18,970	22,019
	$134,755	$1,033,740	$1,168,495	$124,609	$989,584	$1,114,193

For the six months ended June 30, 2021, there was an increase of $23,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The increase in the allowance for credit losses for off-balance sheet credit exposures in the first six months of 2021 was driven by an increase in unused loan commitments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $1,101,000 at June 30, 2021 and $1,078,000 at December 31, 2020.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	June 30,
	2021	2020

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$659	$650
Gain on the disposition of foreclosed assets	—	—
Total noninterest income in-scope of Topic 606	659	650
Noninterest Income Out-of-scope of Topic 606	1,510	1,428
Total noninterest income	$2,169	$2,078

	Six Months Ended
	June 30,
	2021	2020

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,260	$1,619
Gain on the disposition of foreclosed assets	—	791
Total noninterest income in-scope of Topic 606	1,260	2,410
Noninterest Income Out-of-scope of Topic 606	3,210	2,861
Total noninterest income	$4,470	$5,271

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$12,572	$12,300	$26,530	$26,503
Reserve for legal settlement	4,000	—	4,000	—
Occupancy and equipment	2,247	1,766	4,521	3,538
Professional fees	1,771	1,155	3,490	2,590
Amortization of intangible assets	754	964	1,487	1,822
Insurance expense	661	516	1,324	1,034
Data processing	583	779	1,117	1,755
Software subscriptions	501	746	977	1,635
Other	2,686	2,786	5,573	7,909
Total noninterest expense	$25,775	$21,012	$49,019	$46,786

The following table presents the merger-related costs included in other and salaries and employee benefits by category for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$—	$—	$—	$356
Other	(24)	59	34	2,127
Total merger-related costs	$(24)	$59	$34	$2,483

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of June 30, 2021, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $36,601,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2021	2020	2021	2020

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,621	$1,733	$3,292	$3,502
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,220	$1,379	$2,406	$2,570
Operating Lease - ROU assets	$36,601	$37,137	$36,601	$37,137
Operating Lease - Liabilities	$36,601	$37,137	$36,601	$37,137
Weighted Average Lease Term - Operating Leases	7.79 yrs	8.50 years	7.79 yrs	8.50 years
Weighted Average Discount Rate - Operating Leases	4.48%	4.53%	4.48%	4.53%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2021 remaining	$2,998
2022	6,353
2023	5,724
2024	5,341
2025	4,929
Thereafter	19,011
Total undiscounted cash flows	44,356
Discount on cash flows	(7,755)
Total lease liability	$36,601

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

	Three Months Ended June 30, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)

Interest income	$33,860	$2,772	$36,632
Intersegment interest allocations	202	(202)	—
Total interest expense	1,756	—	1,756
Net interest income	32,306	2,570	34,876
Provision for (recapture of) credit losses on loans	(486)	(7)	(493)
Net interest income after provision	32,792	2,577	35,369
Noninterest income	2,049	120	2,169
Noninterest expense	24,331	1,444	25,775
Intersegment expense allocations	127	(127)	—
Income before income taxes	10,637	1,126	11,763
Income tax expense	2,617	333	2,950
Net income	$8,020	$793	$8,813

Total assets	$5,003,894	$68,981	$5,072,875
Loans, net of deferred fees	$2,777,685	$47,111	$2,824,796
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended June 30, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$34,570	2,562	$37,132
Intersegment interest allocations	218	(218)	—
Total interest expense	2,192	—	2,192
Net interest income	32,596	2,344	34,940
Provision for credit losses on loans	1,107	7	1,114
Net interest income after provision	31,489	2,337	33,826
Noninterest income	1,883	195	2,078
Noninterest expense	19,336	1,676	21,012
Intersegment expense allocations	106	(106)	—
Income before income taxes	14,142	750	14,892
Income tax expense	4,052	222	4,274
Net income	$10,090	$528	$10,618

Total assets	$4,546,199	$68,202	$4,614,401
Loans, net of deferred fees	$2,644,480	$41,909	$2,686,389
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Six Months Ended June 30, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$67,971	$5,422	$73,393
Intersegment interest allocations	413	(413)	—
Total interest expense	3,559	—	3,559
Net interest income	64,825	5,009	69,834
Provision for (recapture of) credit losses on loans	(1,949)	(56)	(2,005)
Net interest income after provision	66,774	5,065	71,839
Noninterest income	4,209	261	4,470
Noninterest expense	46,228	2,791	49,019
Intersegment expense allocations	233	(233)	—
Income before income taxes	24,988	2,302	27,290
Income tax expense	6,593	680	7,273
Net income	$18,395	$1,622	$20,017

Total assets	$5,003,894	$68,981	$5,072,875
Loans, net of deferred fees	$2,777,685	$47,111	$2,824,796
Goodwill	$154,587	$13,044	$167,631

	Six Months Ended June 30, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$72,635	$5,439	$78,074
Intersegment interest allocations	502	(502)	—
Total interest expense	4,554	—	4,554
Net interest income	68,583	4,937	73,520
Provision for credit losses on loans	13,981	403	14,384
Net interest income after provision	54,602	4,534	59,136
Noninterest income	4,906	365	5,271
Noninterest expense	43,519	3,267	46,786
Intersegment expense allocations	235	(235)	—
Income before income taxes	16,224	1,397	17,621
Income tax expense	4,729	413	5,142
Net income	$11,495	$984	$12,479

Total assets	$4,546,199	$68,202	$4,614,401
Loans, net of deferred fees	$2,644,480	$41,909	$2,686,389
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On July 22, 2021, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on August 26, 2021, to shareholders of record at close of business day on August 12, 2021.

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

Performance Overview

For the three months ended June 30, 2021, net income was $8.8 million, or $0.15 per average diluted common share, compared to $10.6 million, or $0.18 per average diluted common share, for the three months ended June 30, 2020. The Company’s annualized return on average tangible assets was 0.73% and annualized return on average tangible equity was 8.84% for the three months ended June 30, 2021, compared to 1.01% and 11.06%, respectively, for the three months ended June 30, 2020.

For the six months ended June 30, 2021, net income was $20.0 million, or $0.33 per average diluted common share, compared to $12.5 million, or $0.21 per average diluted common share, for the six months ended June 30, 2020. The Company’s annualized return on average tangible assets was 0.85% and annualized return on average tangible equity was 10.16% for the six months ended June 30, 2021, compared to 0.62% and 6.45%, respectively, for the six months ended June 30, 2020.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

In response to economic stimulus laws passed by Congress in 2020 and 2021, the Bank has now funded two rounds of SBA PPP loans. At June 30, 2021, after accounting for loan payoffs and SBA loan forgiveness, Round 1 PPP loans were $91.9 million and Round 2 PPP loans were $194.6 million. In total the Bank had $286.5 million in outstanding PPP loan balances at June 30, 2021. The following table shows interest income, fee income and deferred origination costs generated by the PPP loans, and the PPP loan outstanding balances and related deferred fees and costs for the periods indicated:

	At or For the Quarter Ended:			At or For the Six Months Ended:
PPP LOANS	June 30,	March 31,	June 30,	June 30,	June 30,
(in $000’s, unaudited)	2021	2021	2020	2021	2020
Interest income	$831	$784	$582	$1,615	$582
Fee income, net	1,876	3,401	637	5,276	637
Total	$2,707	$4,185	$1,219	$6,891	$1,219

Deferred origination costs (contra expense)	$41	$766	$1,240	$807	$1,240

PPP loans outstanding at period end:
Round 1	$91,849	$170,391	$324,550	$91,849	$324,550
Round 2	194,612	179,353	—	194,612	—
Total	$286,461	$349,744	$324,550	$286,461	$324,550

Deferred fees outstanding at period end	$(7,747)	$(8,757)	$(10,430)	$(7,747)	$(10,430)
Deferred costs outstanding at period end	869	1,099	1,155	869	1,155
Total	$(6,878)	$(7,658)	$(9,275)	$(6,878)	$(9,275)

On December 27, 2020, the President signed into law the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “Act”) which revised rules regarding PPP loans, provided supplemental PPP loan funding for new and existing borrowers and expanded the types of business expenses that are forgivable under the PPP program. On January 6, 2021, Treasury issued new Interim Final Rules (“IFRs”) to address the Act’s creation of PPP Second Draw Loans as well as other changes to the PPP program requirements. The IFRs codified aspects of the PPP program not specifically addressed in the Act:

●	Extending the application deadline to submit a PPP loan application to May 31, 2021, and the SBA approval deadline to June 30, 2021.
●	Allowing new PPP borrowers to use either 2019 or 2020 for business records in determining maximum loan amount.
●	Maintaining a $2 million loan amount necessity certification safe harbor.
●	Allowing borrowers who returned or did not originally accept PPP loan proceeds to reapply for receipt of those funds.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On April 7, 2020, U.S. banking agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The statement describes accounting for COVID-19-related loan modifications and clarifies the interaction between current accounting rules and the temporary relief provided by the CARES Act. Initially, the Bank made accommodations for payment deferrals for a number of customers with a window of up to 90 days, with the potential of an additional 90 days of payment deferral (180 days maximum) upon application. The Bank also waived all customary applicable fees. Of the loans for which deferrals were originally granted, nearly all have returned to regular payment status. At June 30, 2021, there were three remaining second deferments totaling $1.8 million.

In addition to its portfolio of SBA PPP loans, the Bank also has a portfolio of SBA 7(a) loans totaling $46.5 million as of June 30, 2021. The following table reflects the status of these SBA 7(a) loans as of June 30, 2021:

		Number
	Dollars	of Loans

	(Dollars in thousands)
SBA 7(a) loans (monthly payments are made
through the CARES Act)	$28,075	158
CARES extended SBA payment	17,857	81
Payments Not Made / NSF / Returned	410	2
New loans / No payment due	120	5
Total Portfolio	$46,462	246

The CARES Act was amended in December 2020 to include $3.5 billion of extended debt relief payments for SBA borrowers. The program will initially provide for three payments of principal and interest to a maximum of $9,000 per month under various criteria and then an additional five payments for borrowers considered “underserved” as defined in the amended legislation.

Credit Quality and Performance

At June 30, 2021, nonperforming assets (“NPAs”) declined by ($2.9) million, or (32%), to $6.2 million, compared to $9.1 million at June 30, 2020, and decreased by ($1.7) million, or (21%) from $7.9 million at December 31, 2020. The change in NPAs at June 30, 2021, compared to June 30, 2020 and December 31, 2020, was primarily from the sale of properties which resulted in the payoff of loans, and from the paydown of other loans, partially offset by new credits that went on NPA status during the six months of 2021. Classified assets increased to $32.4 million, or 0.64% of total assets, at June 30, 2021, compared to $31.5 million, or 0.68% of total assets, at June 30, 2020, and decreased from $34.0 million, or 0.73% of total assets, at December 31, 2020.

The Company continues to monitor portfolio loans made to commercial customers with businesses in higher risk sectors due to the COVID-19 pandemic. The following table provides a breakdown of such loans as a percentage of total loans at the periods indicated:

	% of Total	% of Total	% of Total
	Loans at	Loans at	Loans at
HIGHER RISK SECTORS	June 30, 2021	June 30, 2020	December 31, 2020
Health care and social assistance:
Offices of dentists	1.88%	1.79%	2.01%
Offices of physicians (except mental health specialists)	0.76%	0.76%	0.81%
Other community housing services	0.23%	0.27%	0.28%
All others	2.12%	2.21%	2.15%
Total health care and social assistance	4.99%	5.03%	5.25%
Retail trade:
Gasoline stations with convenience stores	2.42%	1.90%	2.16%
All others	1.91%	2.44%	2.34%
Total retail trade	4.33%	4.34%	4.50%
Accommodation and food services:
Full-service restaurants	1.41%	1.38%	1.30%
Limited-service restaurants	0.56%	0.79%	0.57%
Hotels (except casino hotels) and motels	0.81%	0.89%	0.95%
All others	0.68%	0.70%	0.68%
Total accommodation and food services	3.46%	3.76%	3.50%
Educational services:
Elementary and secondary schools	0.58%	0.65%	0.58%
Education support services	0.44%	0.40%	0.45%
All others	0.20%	0.24%	0.19%
Total educational services	1.22%	1.29%	1.22%
Arts, entertainment, and recreation	1.31%	1.26%	1.34%
Purchased participations in micro loan portfolio	0.39%	0.80%	0.60%
Total higher risk sectors	15.70%	16.48%	16.41%

The decrease in higher risk sector loans at June 30, 2021 and December 31, 2020, compared to June 30 2020, was primarily due to the forgiveness of PPP loans.

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	June 30,	June 30,
	2021	2020

	(Dollars in thousands)
Total factored receivables at period-end	$47,111	$41,909
Average factored receivables:
For the three months ended	$48,993	$44,574
For the six months ended	$48,546	$46,022
Total full time equivalent employees at period-end	31	36

Second Quarter 2021 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, remained flat at $34.9 million for the second quarter of 2021, compared to $34.9 million for the second quarter of 2020. Net interest income, before provision for credit losses on loans, decreased (5%) to $69.8 million for the first six months of 2021, compared to $73.5 million for the first six months of 2020, primarily due to decreases in the prime rate and decreases in yields on investment securities and overnight funds, which were partially offset by interest income and fees on PPP loans.

●	The fully tax equivalent (“FTE”) net interest margin contracted 46 basis points to 3.00% for the second quarter of 2021, from 3.46% for the second quarter of 2020, primarily due declines in the average yields on loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities and higher interest income and fees on PPP loans.

●	For the first six months of 2020, the FTE net interest margin contracted 73 basis points to 3.10%, compared to 3.83% for the first six months of 2020, primarily due to the impact of decreases in the yields on loans, investment securities, and overnight funds, partially offset by additional interest and fee income from PPP loans.

●	The average yield on the loan portfolio decreased to 4.80% for the second quarter of 2021, compared to 4.92% for the second quarter of 2020, primarily due to a decline in the average yield on loans, and an increase in the average balances of lower yielding residential mortgages and PPP loans relative to the average yield on core bank and asset-based lending loans, partially offset by an increase in interest and fees on PPP loans.

●	The average yield on the loan portfolio decreased to 5.01% for the six months ended June 30, 2021, compared to 5.23% for the six months ended June 30, 2020, primarily due to decreases in the prime rate on loans, and an increase in the average balance of lower yielding PPP loans, partially offset by an increase in fees on PPP loans.

●	In aggregate, the original total net purchase discount on loans from the Focus Business Bank, Tri-Valley Bank, United American Bank, and Presidio Bank loan portfolios was $25.2 million. In aggregate, the remaining net purchase discount on total loans acquired was $10.1 million at June 30, 2021.

●	The average cost of total deposits was 0.11% for the second quarter of 2021, compared to 0.17% for the second quarter of 2020. The average cost of total deposits was 0.12% for the first six months of 2021, compared to 0.19% for the first six months of 2020.

●	There was a recapture of ($493,000) in credit losses on loans in the second quarter of 2021, primarily due to improvements in forecasted macroeconomic conditions offset by changes in the portfolio, compared to a $1.1 million provision for credit losses on loans for the second quarter of 2020.

●	For the six months ended June 30, 2021, there was a recapture of ($2.0) million in credit losses on loans for the six months ended June 30, 2021, compared to a $14.4 million provision for credit losses on loans for the six months ended June 30, 2020. The higher provision for credit losses on loans for the first six months of 2020 was driven primarily by a significantly deteriorated economic outlook resulting from the Coronavirus pandemic. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

●	Total noninterest income was $2.2 million for the second quarter of 2021, compared to $2.1 million for the second quarter of 2020. For the six months ended June 30, 2021, noninterest income decreased to $4.5 million, compared to $5.3 million for the six months ended June 30, 2020, primarily as a result of lower service charges and fees on deposits during the first six months of 2021, and a $791,000 gain on disposition of foreclosed assets during the first six months of 2020.

●	Total noninterest expense for the second quarter of 2021 increased to $25.8 million, compared to $21.0 million for the second quarter of 2020, primarily due to a $4.0 million reserve for a legal settlement. Noninterest expense for the six months ended June 30, 2021 increased to $49.0 million, compared to $46.8 million for the six months ended June 30, 2020, primarily due to the $4.0 million reserve for a legal settlement, partially offset by higher merger-related costs during the first six months of 2020.
●	The efficiency ratio for the second quarter of 2021 was 69.58%, compared to 56.76% for the second quarter of 2020. The efficiency ratio for the six months ended June 30, 2021 was 65.97%, compared to 59.38% for the six months ended June 30, 2020. Excluding the $4.0 million reserve for a legal settlement, the efficiency ratio was 58.78% for the second quarter of 2021. Excluding the $4.0 million reserve for a legal settlement and $1.5 million in severance expense, the efficiency ratio was 58.60% for the first six months of 2021.

●	Income tax expense for the second quarter of 2021 was $3.0 million, compared to $4.3 million for the second quarter of 2020. The effective tax rate for the second quarter of 2021 was 25.1%, compared to 28.7% for the second quarter of 2020. Income tax expense for the six months ended June 30, 2021 was $7.3 million, compared to $5.1 million for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was 26.7%, compared to 29.2% for the six months ended June 30, 2020.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, other investments and interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 18% to $1.47 billion at June 30, 2021, from $1.25 billion at June 30, 2020, and increased 8% from $1.37 billion at December 31, 2020.

●	At June 30, 2021, securities held-to-maturity, at amortized cost, totaled $421.3 million, compared to $322.7 million at June 30, 2020, and $297.4 million, at December 31, 2020.

●	Loans, excluding loans held-for-sale, increased $138.4 million, or 5%, to $2.82 billion at June 30, 2021, compared to $2.69 billion at June 30, 2020, and increased $205.5 million, or 8%, compared to $2.62 billion at December 31, 2020. Total loans at June 30, 2021 included $286.5 million of PPP loans, compared to $324.6 million at June 30, 2020, and $290.7 million at December 31, 2020. Total loans at June 30, 2021, excluding PPP loans, increased $176.5 million from June 30, 2020, and increased $209.8 million from December 31, 2020.

●	NPAs were $6.2 million, or 0.12% of total assets, at June 30, 2021, compared to $9.1 million, or 0.20% of total assets, at June 30, 2020, and $7.9 million, or 0.17% of total assets, at December 31, 2020.

●	Classified assets were $32.4 million, or 0.64% of total assets, at June 30, 2021, compared to $31.5 million, or 0.68% of total assets, at June 30, 2020, and $34.0 million, or 0.73% of total assets, at December 31, 2020.

●	Net recoveries totaled $153,000 for the second quarter of 2021, compared to net charge-offs of $373,000 for the second quarter of 2020, and net recoveries of $326,000 for the fourth quarter of 2020.

●	The allowance for credit losses on loans (“ACLL”) at June 30, 2021 was $44.0 million, or 1.56% of total loans, representing 711.26% of total nonperforming loans. The ACLL at June 30, 2020 was $45.4 million, or 1.69% of total loans, representing 498.02% of total nonperforming loans. The ACLL at December 31, 2020 was $44.4 million, or 1.70% of total loans, representing 564.24% of total nonperforming loans. The ACLL to total loans, excluding PPP loans, was 1.73% at June 30, 2021, 1.92% at June 30, 2020 and 1.91% at December 31, 2020.

●	Total deposits increased $444.2 million, or 11%, to $4.34 billion at June 30, 2021, compared to $3.90 billion at June 30, 2020. Total deposits increased $430.0 million, or 11%, from $3.91 billion at December 31, 2020.

●	Deposits, excluding all time deposits and CDARS deposits, increased $415.4 million, or 11%, to $4.16 billion at June 30, 2021, compared to $3.74 billion at June 30, 2020. Deposits, excluding all time deposits and CDARS deposits, at June 30, 2021 increased $414.2 million, or 11%, compared to $3.74 billion at December 31, 2020.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 3.67% at June 30, 2021, compared to 3.25% at June 30, 2020, and 3.61% at December 31, 2020.

●	The loan to deposit ratio was 65.02% at June 30, 2021, compared to 68.88% at June 30, 2020, and 66.91% at December 31, 2020.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2021.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	15.6%	15.0%	10.0%	10.5%
Tier 1 Capital	13.3%	13.9%	8.0%	8.5%
Common Equity Tier 1 Capital	13.3%	13.9%	6.5%	7.0%
Tier 1 Leverage	8.6%	9.0%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates and anounts earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$2,794,421	$33,439	4.80%	$2,687,093	$32,845	4.92%
Securities — taxable	479,419	1,944	1.63%	611,709	3,155	2.07%
Securities — exempt from Federal tax (3)	62,257	511	3.29%	76,160	612	3.23%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,341,987	845	0.25%	700,711	648	0.37%
Total interest earning assets	4,678,084	36,739	3.15%	4,075,673	37,260	3.68%
Cash and due from banks	42,449			37,716
Premises and equipment, net	10,147			9,096
Goodwill and other intangible assets	183,283			186,716
Other assets	133,134			125,037
Total assets	$5,047,097			$4,434,238
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,808,638			$1,660,547

Demand, interest-bearing	1,139,090	477	0.17%	890,158	525	0.24%
Savings and money market	1,179,321	528	0.18%	1,009,078	794	0.32%
Time deposits — under $100	15,335	8	0.21%	17,825	18	0.41%
Time deposits — $100 and over	133,935	164	0.49%	127,877	277	0.87%
CDARS — interest-bearing demand, money
market and time deposits	31,236	2	0.03%	15,365	1	0.03%
Total interest-bearing deposits	2,498,917	1,179	0.19%	2,060,303	1,615	0.32%
Total deposits	4,307,555	1,179	0.11%	3,720,850	1,615	0.17%

Subordinated debt, net of issuance costs	39,802	577	5.81%	39,617	577	5.86%
Short-term borrowings	28	—	0.00%	62	—	0.00%
Total interest-bearing liabilities	2,538,747	1,756	0.28%	2,099,982	2,192	0.42%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,347,385	1,756	0.16%	3,760,529	2,192	0.23%
Other liabilities	116,703			100,770
Total liabilities	4,464,088			3,861,299
Shareholders’ equity	583,009			572,939
Total liabilities and shareholders’ equity	$5,047,097			$4,434,238

Net interest income / margin		34,983	3.00%		35,068	3.46%
Less tax equivalent adjustment		(107)			(128)
Net interest income		$34,876			$34,940

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $2,192,000 for the second quarter of 2021 (of which $1,876,000 was from PPP loans), compared to $773,000 for the second quarter of 2020 (of which $637,000 was from PPP loans).
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$2,707,858	$67,275	5.01%	$2,600,409	$67,627	5.23%
Securities — taxable	458,256	3,672	1.62%	641,004	7,103	2.23%
Securities — exempt from Federal tax (3)	64,373	1,053	3.30%	78,265	1,259	3.23%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,319,249	1,613	0.25%	550,734	2,349	0.86%
Total interest earning assets (3)	4,549,736	73,613	3.26%	3,870,412	78,338	4.07%
Cash and due from banks	41,640			41,128
Premises and equipment, net	10,257			8,851
Goodwill and other intangible assets	183,648			187,110
Other assets	125,961			126,192
Total assets	$4,911,242			$4,233,693
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,761,035			$1,549,745

Demand, interest-bearing	1,082,962	956	0.18%	845,479	1,067	0.25%
Savings and money market	1,158,693	1,100	0.19%	964,750	1,708	0.36%
Time deposits — under $100	15,616	17	0.22%	18,301	40	0.44%
Time deposits — $100 and over	132,397	335	0.51%	130,096	582	0.90%
CDARS — interest-bearing demand, money
market and time deposits	28,265	3	0.02%	15,960	3	0.04%
Total interest-bearing deposits	2,417,933	2,411	0.20%	1,974,586	3,400	0.35%
Total deposits	4,178,968	2,411	0.12%	3,524,331	3,400	0.19%

Subordinated debt, net of issuance costs	39,780	1,148	5.82%	39,594	1,154	5.86%
Short-term borrowings	36	—	0.00%	196	—	0.00%
Total interest-bearing liabilities	2,457,749	3,559	0.29%	2,014,376	4,554	0.45%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,218,784	3,559	0.17%	3,564,121	4,554	0.26%
Other liabilities	111,364			93,577
Total liabilities	4,330,148			3,657,698
Shareholders’ equity	581,094			575,995
Total liabilities and shareholders’ equity	$4,911,242			$4,233,693

Net interest income (3) / margin		70,054	3.10%		73,784	3.83%
Less tax equivalent adjustment (3)		(220)			(264)
Net interest income		$69,834			$73,520

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $5,881,000 for the first six months of 2021 (of which $5,276,000 was from PPP loans), compared to $912,000 for the first six months of 2020 (of which $637,000 was from PPP loans).
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,282	$(688)	$594
Securities — taxable	(542)	(669)	(1,211)
Securities — exempt from Federal tax (1)	(114)	13	(101)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	408	(211)	197
Total interest income on interest-earning assets	1,034	(1,555)	(521)

Expense from the interest-bearing liabilities:
Demand, interest-bearing	100	(148)	(48)
Savings and money market	75	(341)	(266)
Time deposits — under $100	(1)	(9)	(10)
Time deposits — $100 and over	8	(121)	(113)
CDARS — interest-bearing demand, money market
and time deposits	1	—	1
Subordinated debt, net of issuance costs	3	(3)	—
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	186	(622)	(436)
Net interest income	$848	$(933)	(85)
Less tax equivalent adjustment			21
Net interest income			$(64)

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$2,670	$(3,022)	$(352)
Securities — taxable	(1,477)	(1,954)	(3,431)
Securities — exempt from Federal tax (1)	(228)	22	(206)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	930	(1,666)	(736)
Total interest income on interest-earning assets	1,895	(6,620)	(4,725)

Expense from the interest-bearing liabilities:
Demand, interest-bearing	201	(312)	(111)
Savings and money market	191	(799)	(608)
Time deposits — under $100	(3)	(20)	(23)
Time deposits — $100 and over	6	(253)	(247)
CDARS — interest-bearing demand, money market
and time deposits	1	(1)	—
Subordinated debt, net of issuance costs	5	(11)	(6)
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	401	(1,396)	(995)
Net interest income	$1,494	$(5,224)	(3,730)
Less tax equivalent adjustment			44
Net interest income			$(3,686)

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

The Company’s fully tax equivalent (“FTE”) net interest margin, expressed as a percentage of average earning assets, contracted 46 basis points to 3.00% for the second quarter of 2021, from 3.46% for the second quarter of 2020, primarily due to declines in the average yields on loans, investment securities, and overnight funds, partially offset by a decline in the cost of interest-bearing liabilities and higher interest income and fees on PPP loans.

For the first six months of 2021, the net interest margin contracted 73 basis points to 3.10%, compared to 3.83% for the first six months of 2020, primarily due to the impact of decreases in the yields on loans, investment securities, and overnight funds, partially offset by additional interest and fee income from PPP loans.

During the second quarter of 2021, the Company began a three prong approach to investing excess liquidity. The first was the acquisition of two residential mortgage loan portfolios totaling $140.0 million during the second quarter of 2021 (see “Loans” for further discussion of the loan purchases). The Company also purchased $141.6 million of agency mortgage-backed securities held-to-maturity during the second quarter of 2021 (see “Securities Portfolio” for a further discussion of the securities purchases). In addition, the Company’s core loans, excluding PPP loans and residential mortgage loans, increased by $59.6 million, or 3%, during the second quarter of 2021 from the first quarter of 2021.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	June 30, 2021			June 30, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,293,398	$26,004	4.55%	$2,369,004	$27,694	4.70%
PPP loans	334,604	831	1.00%	231,251	582	1.01%
PPP fees, net	—	1,876	2.25%	—	637	1.11%
Bay View Funding factored receivables	48,993	2,772	22.69%	44,574	2,562	23.12%
Residential mortgages	113,467	981	3.47%	31,219	197	2.54%
Purchased CRE loans	14,602	110	3.02%	25,542	210	3.31%
Loan fair value mark / accretion	(10,643)	865	0.15%	(14,497)	963	0.16%
Total loans (includes loans held-for-sale)	$2,794,421	$33,439	4.80%	$2,687,093	$32,845	4.92%

The average yield on the loan portfolio decreased to 4.80% for the second quarter of 2021, compared to 4.92% for the second quarter of 2020, primarily due to a decline in the average yield on loans, and an increase in the average balances of lower yielding residential mortgages and PPP loans, relative to the average yield on core bank and asset-based lending loans, partially offset by an increase in interest and fees on PPP loans.

	For the Quarter Ended			For the Quarter Ended
	June 30, 2021			December 31, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,293,398	$26,004	4.55%	$2,256,944	$26,348	4.64%
PPP loans	334,604	831	1.00%	313,335	787	1.00%
PPP fees, net	—	1,876	2.25%	—	1,935	2.46%
Bay View Funding factored receivables	48,993	2,772	22.69%	50,720	2,856	22.40%
Residential mortgages	113,467	981	3.47%	24,955	118	1.88%
Purchased CRE loans	14,602	110	3.02%	20,854	176	3.36%
Loan fair value mark / accretion	(10,643)	865	0.15%	(12,017)	687	0.12%
Total loans (includes loans held-for-sale)	$2,794,421	$33,439	4.80%	$2,654,791	$32,907	4.93%

The average yield on the total loan portfolio decreased to 4.80% for the second quarter of 2021, compared to 4.93% for the fourth quarter of 2020, primarily due to a decline in the average yield on loans, and an increase in the average balance of lower yielding residential mortgages, and a decrease in fees on PPP loans.

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,259,558	$51,588	4.60%	$2,395,469	$57,798	4.85%
PPP loans	326,928	1,615	1.00%	115,669	582	1.01%
PPP fees, net	—	5,276	3.25%	—	637	1.11%
Bay View Funding factored receivables	48,546	5,422	22.52%	46,022	5,439	23.77%
Residential mortgages	68,083	1,099	3.26%	32,147	427	2.67%
Purchased CRE loans	15,875	281	3.57%	26,441	459	3.49%
Loan fair value mark / accretion	(11,132)	1,994	0.18%	(15,339)	2,285	0.19%
Total loans (includes loans held-for-sale)	$2,707,858	$67,275	5.01%	$2,600,409	$67,627	5.23%

The average yield on the loan portfolio decreased to 5.01% for the first six months of 2021, compared to 5.23% for the first six months of 2020, primarily due to decreases in the prime rate on loans, and an increase in the average balance of lower yielding PPP loans, partially offset by an increase in fees on PPP loans.

The average cost of total deposits was 0.11% for the second quarter of 2021, compared to 0.17% for the second quarter of 2020. The cost of total deposits was 0.12% for the six months of 2021, compared to 0.19% for the first six months of 2020.

Net interest income, before provision for credit losses on loans, remained relatively flat at $34.9 million for the second quarter of 2021, compared to $34.9 million for the second quarter of 2020. Net interest income, before provision for credit losses on loans decreased (5%) to $69.8 million for the first six months of 2021, compared to $73.5 million for the first six months of 2020, primarily due to decreases in the prime rate and decreases in yields on investment securities and overnight funds, which were partially offset by interest income and fees on PPP loans.

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

During the second quarter of 2021, there was a recapture of ($493,000) in credit losses on loans, primarily due to improvements in forecasted macroeconomic conditions offset by changes in the portfolio, compared to a $1.1 million provision for credit losses on loans taken in the second quarter of 2020. There was a recapture of ($2.0) million in credit losses on loans for the six months ended June 30, 2021, compared to a $14.4 million provision for credit losses on loans for the six months ended June 30, 2020. The higher provision for credit losses on loans for the first six months of 2020 was driven primarily by a significantly deteriorated economic outlook resulting from the Coronavirus pandemic. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Performance” and “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	June 30,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$659	$650	$9	1%
Increase in cash surrender value of life insurance	458	458	—	0%
Gain on proceeds from company owned life insurance	396	—	396	N/A
Servicing income	104	205	(101)	(49)%
Gain on sales of SBA loans	83	—	83	N/A
Gain on sales of securities	—	170	(170)	(100)%
Other	469	595	(126)	(21)%
Total	$2,169	$2,078	$91	4%

			Increase
	Six Months Ended		(decrease)
	June 30,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,260	$1,619	$(359)	(22)%
Increase in cash surrender value of life insurance	914	916	(2)	—%
Gain on proceeds from company owned life insurance	462	—	462	N/A
Servicing income	286	388	(102)	(26)%
Gain on sales of SBA loans	633	67	566	845%
Gain on sales of securities	—	270	(270)	(100)%
Gain on the disposition of foreclosed assets	—	791	(791)	(100)%
Other	915	1,220	(305)	(25)%
Total	$4,470	$5,271	$(801)	(15)%

Total noninterest income was $2.2 million for the second quarter of 2021, compared to $2.1 million for the second quarter of 2020. For the six months ended June 30, 2021, noninterest income decreased to $4.5 million, compared to $5.3 million for the six months ended June 30, 2020, primarily as a result of lower service charges and fees on deposits during the first six months of 2021, and a $791,000 gain on disposition of foreclosed assets and a $270,000 gain on sale of securities during the first six months of 2020.

A portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the second quarter of 2021, SBA loan sales resulted in a $83,000 gain, compared to no gain on sales of SBA loans for the second quarter of 2020. For the six months ended June 30, 2021, SBA loan sales resulted in a $633,000 gain, compared to a $67,000 gain on sale of SBA loans for the six months ended June 30, 2020.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$12,572	$12,300	$272	2%
Reserve for legal settlement	4,000	—	4,000	N/A
Occupancy and equipment	2,247	1,766	481	27%
Professional fees	1,771	1,155	616	53%
Amortization of intangible assets	754	964	(210)	(22)%
Insurance expense	661	516	145	28%
Data processing	583	779	(196)	(25)%
Software subscriptions	501	746	(245)	(33)%
Other, excluding merger-related costs	2,710	2,727	(17)	(1)%
Total noninterest expense, excluding merger-related costs	25,799	20,953	4,846	23%
Other merger-related costs (1)	(24)	59	(83)	(141)%
Total noninterest expense, including merger-related costs	$25,775	$21,012	$4,763	23%

			Increase
	Six Months Ended		(Decrease)
	June 30,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$26,530	$26,147	$383	1%
Reserve for legal settlement	4,000	—	4,000	N/A
Occupancy and equipment	4,521	3,538	983	28%
Professional fees	3,490	2,590	900	35%
Amortization of intangible assets	1,487	1,822	(335)	(18)%
Insurance expense	1,324	1,034	290	28%
Data processing	1,117	1,755	(638)	(36)%
Software subscriptions	977	1,635	(658)	(40)%
Other, excluding merger-related costs	5,539	5,782	(243)	(4)%
Total noninterest expense, excluding merger-related costs	48,985	44,303	4,682	11%
Salaries and employee benefits merger-related costs (2)	—	356	(356)	(100)%
Other merger-related costs (1)	34	2,127	(2,093)	(98)%
Total noninterest expense, including merger-related costs	$49,019	$46,786	$2,233	5%

(1)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.
(2)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended June 30,
		Percent of		Percent of
	2021	Total	2020	Total

	(Dollars in thousands)
Salaries and employee benefits	$12,572	49%	$12,300	59%
Reserve for legal settlement	4,000	15%	—	—%
Occupancy and equipment	2,247	9%	1,766	8%
Professional fees	1,771	7%	1,155	5%
Amortization of intangible assets	754	3%	964	5%
Insurance expense	661	3%	516	2%
Data processing	583	2%	779	4%
Software subscriptions	501	2%	746	4%
Other, excluding merger-related costs	2,710	10%	2,727	13%
Total noninterest expense, excluding merger-related costs	25,799	100%	20,953	100%
Other merger-related costs (1)	(24)	0%	59	0%
Total noninterest expense, including merger-related costs	$25,775	100%	$21,012	100%

	Six Months Ended June 30,
		Percent		Percent
	2021	of Total	2020	of Total

	(Dollars in thousands)
Salaries and employee benefits	$26,530	54%	$26,147	56%
Reserve for legal settlement	4,000	8%	—	—%
Occupancy and equipment	4,521	9%	3,538	8%
Professional fees	3,490	7%	2,590	6%
Amortization of intangible assets	1,487	3%	1,822	4%
Insurance expense	1,324	3%	1,034	2%
Data processing	1,117	2%	1,755	4%
Software subscriptions	977	2%	1,635	3%
Other, excluding merger-related costs	5,539	12%	5,782	12%
Total noninterest expense, excluding merger-related costs	48,985	100%	44,303	95%
Salaries and employee benefits merger-related costs (2)	—	0%	356	1%
Other merger-related costs (1)	34	0%	2,127	4%
Total noninterest expense, including merger-related costs	$49,019	100%	$46,786	100%

(1)Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

(2)Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.

Total noninterest expense for the second quarter of 2021 increased to $25.8 million, compared to $21.0 million for the second quarter of 2020, primarily due to a $4.0 million reserve for a previously disclosed legal settlement (see our Current Report of Form 8-K filed with the Securities Exchange Commission on July 7, 2021). Noninterest expense for the six months ended June 30, 2021 increased to $49.0 million, compared to $46.8 million for the six months ended June 30, 2020, primarily due to the above referenced reserve for a legal settlement, partially offset by higher data processing, software subscriptions, and merger-related costs during the first six months of 2020.

Full time equivalent employees were 330, and 340, and 331, at June 30, 2021, June 30, 2020, and December 31, 2020, respectively.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Effective income tax rate	25.1%	28.7%	26.7%	29.2%

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

The Company’s Federal and state income tax expense for the second quarter of 2021 was $3.0 million, compared to $4.3 million for the second quarter of 2020. The Company’s Federal and state income tax expense for the six months ended June 30, 2021 was $7.3 million, compared to $5.1 million for the six months ended June 30, 2020.

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

The Company had net deferred tax assets of $26.9 million at June 30, 2021, $27.2 million at June 30, 2020, and $28.2 million at December 31, 2020. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2021, June 30, 2020, and December 31, 2020 will be fully realized in future years.

FINANCIAL CONDITION

At June 30, 2021, total assets increased 10% to $5.07 billion, compared to $4.61 billion at June 30, 2020, and increased 9% from $4.63 billion at December 31, 2020.

Securities available-for-sale, at fair value, were $146.0 million at June 30, 2021, a decrease of (55%) from $323.6 million at June 30, 2020, and a decrease of (38%) from $235.8 million at December 31, 2020. Securities held-to-maturity, at amortized cost, were $421.3 million at June 30, 2021, an increase of 31% from $322.7 million at June 30, 2020, and an increase of 42% from $297.4 million at December 31, 2020.

Loans, excluding loans held-for-sale, increased $138.4 million, or 5%, to $2.82 billion at June 30, 2021, compared to $2.69 billion at June 30, 2020, and increased $205.5 million, or 8%, compared to $2.62 billion at December 31, 2020. Total loans at June 30, 2021 included $286.5 million of PPP loans, compared to $324.6 million at June 30, 2020, and $290.7 million at December 31, 2020. Total loans at June 30, 2021, excluding PPP loans, increased $176.5 million from June 30, 2020 and $209.8 million from December 31, 2020.

Total deposits increased $444.2 million, or 11%, to $4.34 billion at June 30, 2021, compared to $3.90 billion at June 30, 2020. Total deposits increased $430.0 million, or 11%, from $3.91 billion at December 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $415.4 million, or 11%, to $4.16 billion at June 30, 2021, compared to $3.74 billion at June 30, 2020. Deposits, excluding all time deposits and CDARS deposits increased $414.2 million, or 11%, compared to $3.74 billion at December 31, 2020.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2021	2020	2020

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$130,892	$232,335	$175,326
U.S. Treasury	15,063	91,230	60,448
Total	$145,955	$323,565	$235,774
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$361,184	$249,070	$228,652
Municipals — exempt from Federal tax	60,153	73,662	68,791
Total	$421,337	$322,732	$297,443

The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2021:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$693	2.07%	$130,199	1.69%	$—	N/A	$—	N/A	$130,892	1.69%
U.S. Treasury	15,063	2.93%	—	N/A	—	N/A	—	N/A	15,063	2.93%
Total	$15,756	2.89%	$130,199	1.69%	$—	N/A	$—	N/A	$145,955	1.82%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$4,480	0.48%	$142,313	1.73%	$129,421	1.54%	$84,970	1.90%	$361,184	1.69%
Municipals — exempt from Federal tax (1)	32,336	3.23%	27,817	3.35%	—	N/A	—	N/A	60,153	3.29%
Total	$36,816	2.90%	$170,130	2.00%	$129,421	1.54%	$84,970	1.90%	$421,337	1.91%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

During the second quarter of 2021, the Company purchased $141.6 million of agency mortgage-backed securities (securities held-to-maturity), with a book yield of 1.53% and an average life of 5.84 years. During the first six months of 2021, the Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 56% of total assets at June 30, 2021, represented 58% at June 30, 2020, and represented 57% at December 31, 2020. The ratio of loans to deposits was 65.02% at June 30, 2021, compared to 68.88% at June 30, 2020, and 66.91% at December 31, 2020.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2021		June 30, 2020		December 31, 2020
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$557,686	20%	$553,843	21%	$555,707	21%
SBA PPP loans	286,461	10%	324,550	12%	290,679	11%
Real estate:
CRE - owner occupied	583,091	21%	553,463	21%	560,362	21%
CRE - non-owner occupied	742,135	26%	725,776	26%	693,103	27%
Land and construction	129,426	4%	138,284	6%	144,594	6%
Home equity	107,873	4%	112,679	4%	111,885	4%
Multifamily	198,771	7%	169,637	6%	166,425	6%
Residential mortgages	205,904	7%	95,033	3%	85,116	3%
Consumer and other	21,519	1%	22,759	1%	18,116	1%
Total Loans	2,832,866	100%	2,696,024	100%	2,625,987	100%
Deferred loan fees, net	(8,070)	—	(9,635)	—	(6,726)	—
Loans, net of deferred fees	2,824,796	100%	2,686,389	100%	2,619,261	100%
Allowance for credit losses on loans	(43,956)		(45,444)		(44,400)
Loans, net	$2,780,840		$2,640,945		$2,574,861

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate (“CRE”), with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 69% of its gross loans were secured by real property at June 30, 2021, compared to 66% at June 30, 2020, and 67% at December 31, 2020. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

The Company has established concentration limits in its loan portfolio for CRE loans, commercial loans, construction loans and unsecured lending, among others. The Company uses underwriting guidelines to assess the borrower’s historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower’s deteriorating financial condition should that occur.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the six months ended June 30, 2021 and 2020, loans were sold resulting in a gain on sales of SBA loans of $633,000 and $67,000, respectively

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 36 days for the first six months of 2021, compared to 38 days for the first six months of 2020. The balance of the purchased receivables was $47.1 million at June 30, 2021, compared to $41.9 million at June 30, 2020 and $47.2 million at December 31, 2020.

The commercial loan portfolio, excluding PPP loans, increased $3.8 million, or 1%, to $557.7 million at June 30, 2021, from $553.8 million at June 30, 2020 and increased $2.0 million, or 0.36%, from $555.7 million at December 31, 2020. Commercial and industrial (“C&I”) line usage was 27% at June 30, 2021, and June 30, 2020 and 28% at December 31, 2020.

In addition, the Company had $286.5 million in PPP loans at June 30, 2021, compared to $324.6 million at June 30, 2020 and $290.7 million at December 31, 2020.

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

The CRE owner-occupied loan portfolio increased $29.6 million, or 5%, to $583.1 million at June 30, 2021, from $553.5 million at June 30, 2020, and increased $22.7 million, or 4%, from $560.4 million at December 31, 2020. CRE non-owner occupied loans increased $16.3 million, or 2%, to $742.1 million, compared to $725.8 million at June 30, 2020, and increased $49.0 million, or 7% from $693.1 million at December 31, 2020. At June 30, 2021, 44% of the CRE loan portfolio was secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased ($8.9) million, or (6%), to $129.4 million at June 30, 2021, compared to $138.3 million at June 30, 2020, and decreased ($15.2) million, or (10%), from $144.6 million at December 31, 2020.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased ($4.8) million, or (4%), to $107.9 million at June 30, 2021, compared to $112.7 million at June 30, 2020, and decreased ($4.0) million, or (4%), from $111.9 million at December 31, 2020.

Multifamily loans increased $29.2 million, or 17%, to $198.8 million, at June 30, 2021, compared to $169.6 million at June 30, 2020, and increased $32.4 million, or 19%, from $166.4 million at December 31, 2020.

From time to time the Company has purchased single family residential mortgage loans. Residential mortgage loans increased $110.9 million, or 117%, to $205.9 million at June 30, 2021, compared to $95.0 million at June 30, 2020, and increased $120.8 million, or 142% from $85.1 million at December 31, 2020. The increase in residential mortgage loans at June 30, 2021, compared to June 30, 2020 and December 31, 2020, was the result of the purchase of two single family residential mortgage loan portfolios during the second quarter of 2021 totaling $140.0 million, all of which are domiciled in California, with an average principal balance of $585,000, and a weighted average yield of approximately 3.39% (excluding servicing costs, which are netted against interest income contributing to a lower overall average yield).

Consumer and other loans decreased ($1.3) million, or (5%), to $21.5 million at June 30, 2021, compared to $22.8 million at June 30, 2020, and increased $3.4 million, or 19% from $18.1 million at December 31, 2020.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $96.8 million and $161.4 million at June 30, 2021, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of June 30, 2021. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2021, approximately 44% of the Company’s loan portfolio consisted of floating interest rate loans. Excluding fixed-rate PPP loans, approximately 48% of the Company’s loan portfolio consisted of floating interest rate loans as of June 30, 2021.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$272,125	$215,372	$70,189	$557,686
SBA PPP loans	99,318	187,143	—	286,461
Real estate:
CRE - owner occupied	114,955	146,683	321,453	583,091
CRE - non-owner occupied	236,325	237,281	268,529	742,135
Land and construction	108,247	10,819	10,360	129,426
Home equity	107,766	—	107	107,873
Multifamily	3,690	76,685	118,396	198,771
Residential mortgages	4,979	17,748	183,177	205,904
Consumer and other	12,723	7,113	1,683	21,519
Loans	$960,128	$898,844	$973,894	$2,832,866

Loans with variable interest rates	$826,056	$253,785	$152,983	$1,232,824
SBA PPP loans with fixed interest rates	99,318	187,143	—	286,461
Other loans with fixed interest rates	34,754	457,916	820,911	1,313,581
Loans	$960,128	$898,844	$973,894	$2,832,866

Loan Servicing

As of June 30, 2021 and 2020, $73.6 million and $81.3 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Beginning of period balance	$606	$539	$531	$583
Additions	18	—	141	17
Amortization	(96)	(60)	(144)	(121)
End of period balance	$528	$479	$528	$479

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2021 and 2020, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Beginning of period balance	$296	$458	$305	$503
Unrealized holding (loss) gain	(22)	24	(31)	(21)
End of period balance	$274	$482	$274	$482

Credit Quality and Allowance for Credit Losses on Loans

Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies and declines in overall asset values including real estate collateral values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $9.5 million and $6.2 million June 30, 2021 and December 31, 2020, respectively, of which $1.7 million were on nonaccrual at June 30, 2021 and $1.9 million at December 31, 2020. At June 30, 2021, there were also $3.6 million loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2020, there were also $5.9 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued on all nonaccrual loans. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2021	2020	2020

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$5,291	$8,457	$7,788
Restructured and loans 90 days past due and
still accruing	889	668	81
Total nonperforming loans	6,180	9,125	7,869
Foreclosed assets	—	—	—
Total nonperforming assets	$6,180	$9,125	$7,869

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.22%	0.34%	0.30%
Nonperforming assets as a percentage of total assets	0.12%	0.20%	0.17%

Nonperforming assets were $6.2 million, or 0.12% of total assets, at June 30, 2021, compared to $9.1 million, or 0.20% of total assets, at June 30, 2020, and $7.9 million, or 0.17% of total assets, at December 31, 2020.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at June 30, 2021:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$415	$1,378	$164	$1,957
Real estate:
CRE - Owner Occupied	1,774	—	—	1,774
CRE - Non-Owner Occupied	—	—	725	725
Home equity	168	—	—	168
Multifamily	1,149	—	—	1,149
Consumer and other	407	—	—	407
Total	$3,913	$1,378	$889	$6,180

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at December 31, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

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

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at June 30, 2021:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$25	$1,324	$29	$1,378
Total	$25	$1,324	$29	$1,378

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at December 31, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

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

Classified loans increased to $32.4 million, or 0.64% of total assets, at June 30, 2021, compared to $31.5 million, or 0.68% of total assets, at June 30, 2020 and decreased from $34.0 million, or 0.73% of total assets at December 31, 2020. Deferrals included in classified assets total $1.1 million at June 30, 2021.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the value of underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or on other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $286.5 million of PPP loans at June 30, 2021, $324.6 million at June 30, 2020 and $290.7 million at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

CRE

CRE loans rely primarily on the cash flows of the properties securing the loan and secondarily on the value of the property that is securing the loan. CRE loans comprise two segments differentiated by owner occupied CRE and non-owner CRE. Owner occupied CRE loans are secured by commercial properties that are at least 50% occupied by the borrower or borrower affiliate. Non-owner occupied CRE loans are secured by commercial properties that are less than 50% occupied by the borrower or borrower affiliate. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy.

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

Home Equity

Home equity loans are secured by 1-4 family residences that are generally owner occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily on the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,600	$8,368	$16,431	$2,754	$1,171	$2,751	$918	$303	$44,296
Charge-offs	(105)	-	-	-	-	-	-	-	(105)
Recoveries	115	4	-	68	16	-	-	55	258
Net recoveries	10	4	-	68	16	-	-	55	153
Provision for (recapture of) credit losses on loans	(753)	(166)	54	(686)	(118)	199	1,050	(73)	(493)
End of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956

	Three Months Ended June 30, 2020
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$12,801	$7,737	$15,645	$2,603	$1,746	$1,622	$708	$1,841	$44,703
Charge-offs	(465)	-	-	-	-	-	-	-	(465)
Recoveries	46	1	-	13	31	-	-	1	92
Net (charge-offs) recoveries	(419)	1	-	13	31	-	-	1	(373)
Provision for (recapture of) credit losses on loans	797	809	(196)	(64)	74	206	117	(629)	1,114
End of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444

	Six Months Ended June 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(368)	-	-	-	-	-	-	-	(368)
Recoveries	928	8	-	884	39	-	-	70	1,929
Net recoveries	560	8	-	884	39	-	-	70	1,561
Provision for (recapture of) credit losses on loans	(1,290)	(362)	69	(1,257)	(267)	146	1,025	(69)	(2,005)
End of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956

	Six Months Ended June 30, 2020
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,135)	-	-	-	-	-	-	(3)	(1,138)
Recoveries	255	1	-	32	54	-	-	1	343
Net (charge-offs) recoveries	(880)	1	-	32	54	-	-	(2)	(795)
Provision for (recapture of) credit losses on loans	7,269	1,552	3,777	1,062	476	575	147	(474)	14,384
End of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444

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

Allocation of Allowance for Credit Losses on Loans

	June 30,
	2021		2020		December 31, 2020
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$10,857	30%	$13,179	33%	$11,587	32%
Real estate:
CRE - owner occupied	8,206	21%	8,547	21%	8,560	21%
CRE - non-owner occupied	16,485	26%	15,449	26%	16,416	27%
Land and construction	2,136	4%	2,552	6%	2,509	6%
Home equity	1,069	4%	1,851	4%	1,297	4%
Multifamily	2,950	7%	1,828	6%	2,804	6%
Residential mortgages	1,968	7%	825	3%	943	3%
Consumer and other	285	1%	1,213	1%	284	1%
Total	$43,956	100%	$45,444	100%	$44,400	100%

The allowance for credit losses on loans totaled $44.0 million, or 1.56% of total loans at June 30, 2021. The allowance for credit losses on loans was $45.4 million, or 1.69% of total loans at June 30, 2020, and $44.4 million, or 1.70% of total loans at December 31, 2020. The allowance for credit losses on loans was 711.26% of nonperforming loans at June 30, 2021, compared to 498.02% of nonperforming loans at June 30, 2020, and 564.24% of nonperforming loans at December 31, 2020. The allowance for credit losses on loans to total loans, excluding PPP loans, was 1.73% at June 30, 2021, 1.92% at June 30, 2020 and 1.91% at December 31, 2020. The Company had net recoveries of $153,000, or (0.02%) of average loans, for the second quarter of 2021, compared to net charge-offs of $373,000, or 0.06% of average loans, for the second quarter of 2020 and net recoveries of $326,000, or (0.05%) of average loans for the fourth quarter of 2020.

The following table shows the drivers of change in ACLL under CECL for each of the first two quarters of 2021:

DRIVERS OF CHANGE IN ACLL UNDER CECL
(in $000’s, unaudited)
ACLL at December 31, 2020	$44,400
Net recoveries during the first quarter of 2021	1,408
Portfolio changes during the first quarter of 2021	313
Economic factors during the first quarter of 2021	(1,825)
ACLL at March 31, 2021	44,296
Net recoveries during the second quarter of 2021	153
Portfolio changes during the second quarter of 2021	2,153
Economic factors during the second quarter of 2021	(2,646)
ACLL at June 30, 2021	$43,956

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $36.6 million on its consolidated statement of financial condition at June 30, 2021, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2021		June 30, 2020		December 31, 2020
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,840,516	42%	$1,714,058	42%	$1,661,655	42%
Demand, interest-bearing	1,140,867	26%	934,780	24%	960,179	24%
Savings and money market	1,174,587	27%	1,091,740	28%	1,119,968	29%
Time deposits — under $250	42,118	1%	49,493	2%	45,027	1%
Time deposits — $250 and over	110,111	3%	93,822	3%	103,746	3%
CDARS — interest-bearing demand,
money market and time deposits	36,273	1%	16,333	1%	23,911	1%
Total deposits	$4,344,472	100%	$3,900,226	100%	$3,914,486	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at June 30, 2021, June 30, 2020, and December 31, 2020.

Total deposits increased $444.2 million, or 11%, to $4.34 billion at June 30, 2021, compared to $3.90 billion at June 30, 2020. Total deposits increased $430.0 million, or 11%, from $3.91 billion at December 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $415.4 million, or 11%, to $4.16 billion at June 30, 2021, compared to $3.74 billion at June 30, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $414.2 million, or 11%, compared to $3.74 billion at December 31, 2020.

At June 30, 2021, the $36.3 million CDARS deposits comprised $29.4 million of interest-bearing demand deposits, $441,000 of money market accounts and $6.4 million of time deposits. At June 30, 2020, the $16.3 million CDARS deposits comprised $8.7 million of interest-bearing demand deposits, $763,000 of money market accounts and $6.9 million of time deposits. At December 31, 2020, the $23.9 million CDARS deposits comprised $18.6 million of interest-bearing demand deposits, $663,000 of money market accounts and $4.6 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of June 30, 2021:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$47,482	41%
Over three months through six months	32,944	28%
Over six months through twelve months	28,818	25%
Over twelve months	7,282	6%
Total	$116,526	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Return on average assets	0.70%	0.96%	0.82%	0.59%
Return on average tangible assets	0.73%	1.01%	0.85%	0.62%
Return on average equity	6.06%	7.45%	6.95%	4.36%
Return on average tangible equity	8.84%	11.06%	10.16%	6.45%
Average equity to average assets ratio	11.55%	12.92%	11.83%	13.61%

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

The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s net interest margin. In order to meet short term liquidity needs the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources, and maintains collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available for sale.

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 65.02% at June 30, 2021, compared to 68.88% at June 30, 2020, and 66.91% at December 31, 2020.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had no overnight borrowings from the FHLB at June 30, 2021, June 30, 2020, and December 31, 2020. HBC had $220.6 million of loans pledged to the FHLB as collateral on an available line of credit of $159.4 million at June 30, 2021, none of which was outstanding. HBC also had $2.1 million of securities pledged to the FHLB as collateral on an available line of credit of $2.0 million at June 30, 2021, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $965.5 million of loans pledged to the FRB as collateral on an available line of credit of $555.0 million at June 30, 2021, none of which was outstanding.

At June 30, 2021, HBC had Federal funds purchased arrangements available of $90.0 million. There were no Federal funds purchased outstanding at June 30, 2021, June 30, 2020, and December 31, 2020.

The Company has a $10.0 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2021.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at June 30, 2021, June 30, 2020, and December 31, 2020.

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

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears. Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date. The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium.

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

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2021	2020	2020

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$418,134	$399,669	$410,307
Additional Tier 1 capital	—	—	—
Tier 1 Capital	418,134	399,669	410,307
Tier 2 Capital	73,341	74,344	73,563
Total Capital	$491,475	$474,013	$483,870

Risk-weighted assets	$3,142,524	$2,983,550	$2,924,448
Average assets for capital purposes	$4,853,907	$4,232,259	$4,507,032

Capital ratios:
Total Capital	15.6%	15.9%	16.5%
Tier 1 Capital	13.3%	13.4%	14.0%
Common equity Tier 1 Capital	13.3%	13.4%	14.0%
Tier 1 Leverage(1)	8.6%	9.4%	9.1%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2021	2020	2020

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$436,192	$417,084	$428,109
Additional Tier 1 capital	—	—	—
Tier 1 Capital	436,192	417,084	428,109
Tier 2 Capital	33,509	34,697	33,824
Total Capital	$469,701	$451,781	$461,933

Risk-weighted assets	$3,140,695	$2,982,526	$2,922,577
Average assets for capital purposes	$4,852,000	$4,230,356	$4,505,265

Capital ratios:
Total Capital	15.0%	15.1%	15.8%
Tier 1 Capital	13.9%	14.0%	14.6%
Common Equity Tier 1 Capital	13.9%	14.0%	14.6%
Tier 1 Leverage(1)	9.0%	9.9%	9.5%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At June 30, 2021, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2021, June 30, 2020, and December 31, 2020, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2021, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At June 30, 2021, the Company had total shareholders’ equity of $583.4 million, compared to $574.8 million at June 30, 2020, and $577.9 million at December 31, 2020. At June 30, 2021, total shareholders’ equity included $495.7 million in common stock, $99.3 million in retained earnings, and ($11.5) million of accumulated other comprehensive loss. The book value per share was $9.69 at June 30, 2021, compared to $9.60 at June 30, 2020, and $9.64 at December 31, 2020. The tangible book value per share was $6.65 at June 30, 2021, compared to $6.49 at June 30, 2020, and $6.57 at December 31, 2020.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	June 30,	December 31,	June 30,
(in $000's, unaudited)	2021	2020	2020
Unrealized gain on securities available-for-sale	$2,674	$3,709	$5,767
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	243	261	280
Split dollar insurance contracts liability	(6,142)	(6,140)	(4,865)
Supplemental executive retirement plan liability	(8,506)	(8,767)	(6,707)
Unrealized gain on interest-only strip from SBA loans	199	220	345
Total accumulated other comprehensive loss	$(11,532)	$(10,717)	$(5,180)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2021. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$62,496	49.4%
+300	$47,041	37.2%
+200	$31,549	25.0%
+100	$15,940	12.6%
0	—	—
−100	$(12,357)	(9.8)%
−200	$(23,548)	(18.6)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at June 30, 2021, the period covered by this report on Form 10-Q.

During the three and six months ended June 30, 2021, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A—RISK FACTORS

A discussion of risk factors affecting us as is set forth in Part I, Item 1A. Risk Factors, on pages 27-57 of our 2020 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, or discussed elsewhere in any of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: August 6, 2021	/s/ wALTER T. KACZMAREK
Walter T. Kaczmarek
Chief Executive Officer

Date: August 6, 2021	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer