Form 10-Q
period 2021-09-30
HERITAGE COMMERCE CORP
filed 2021-11-08
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

The Registrant had 60,270,034 shares of Common Stock outstanding on October 29, 2021

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2020, and including, but not limited to the following:

●	the effect of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, and financial results;
●	current and future economic and financial conditions in the United States generally or in the communities we serve, including the effects of declines in property values, slowdowns in economic growth, and accelerated inflation in the short term due to strong demand in specific market segments and supply chain disruptions;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	our ability to anticipate interest rate changes and manage interest rate risk;
●	changes in interest rates and market liquidity which may impact interest margins and impact funding sources;
●	volatility in credit and equity markets and its effect on the global economy;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;
●	credit related impairment charges to our securities portfolio;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;

●	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	costs and effects of legal and regulatory developments, including resolution of regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes) and other events beyond our control;
●	changes in government policy and regulation, the Federal Reserve Board’s efforts to provide liquidity to the financial system and provide private commercial and municipal borrowers, and other programs designed to address the effects of the COVID-19 pandemic;
●	our participation as a lender in the SBA Paycheck Protection Program (“PPP”) and similar programs and its effect on our liquidity, financial results, businesses and customers, including the ability of customers to comply with requirements and otherwise perform with respect to loans obtained under such programs;
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Assets
Cash and due from banks	$33,013	$30,598
Other investments and interest-bearing deposits in other financial institutions	1,588,334	1,100,475
Total cash and cash equivalents	1,621,347	1,131,073
Securities available-for-sale, at fair value	121,000	235,774
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $45 at September 30, 2021
and $54 at December 31, 2020 (fair value of $539,433 at September 30, 2021 and $304,927 at December 31, 2020)	537,285	297,389
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	3,678	1,699
Loans, net of deferred fees	2,832,859	2,619,261
Allowance for credit losses on loans	(43,680)	(44,400)
Loans, net	2,789,179	2,574,861
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	32,499	33,522
Company-owned life insurance	77,509	77,523
Premises and equipment, net	9,821	10,459
Goodwill	167,631	167,631
Other intangible assets	14,423	16,664
Accrued interest receivable and other assets	88,630	87,519
Total assets	$5,463,002	$4,634,114

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,804,965	$1,661,655
Demand, interest-bearing	1,141,944	960,179
Savings and money market	1,600,754	1,119,968
Time deposits - under $250	39,628	45,027
Time deposits - $250 and over	103,046	103,746
CDARS - interest-bearing demand, money market and time deposits	36,044	23,911
Total deposits	4,726,381	3,914,486
Subordinated debt, net of issuance costs	39,878	39,740
Accrued interest payable and other liabilities	106,625	101,999
Total liabilities	4,872,884	4,056,225

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2021 and December 31, 2020	—	—
Common stock, no par value; 100,000,000 shares authorized;
60,266,316 shares issued and outstanding at September 30, 2021 and
59,917,457 shares issued and outstanding at December 31, 2020	496,622	493,707
Retained earnings	105,202	94,899
Accumulated other comprehensive loss	(11,706)	(10,717)
Total shareholders' equity	590,118	577,889
Total liabilities and shareholders' equity	$5,463,002	$4,634,114

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$36,207	$32,635	$103,482	$100,262
Securities, taxable	2,320	2,481	5,992	9,584
Securities, exempt from Federal tax	382	463	1,215	1,458
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	998	673	2,611	3,022
Total interest income	39,907	36,252	113,300	114,326

Interest expense:
Deposits	1,141	1,504	3,552	4,904
Subordinated debt	584	583	1,732	1,737
Total interest expense	1,725	2,087	5,284	6,641

Net interest income before provision for credit losses on loans	38,182	34,165	108,016	107,685
Provision for (recapture of) credit losses on loans	(514)	197	(2,519)	14,581
Net interest income after provision for credit losses on loans	38,696	33,968	110,535	93,104

Noninterest income:
Gain on sales of SBA loans	594	400	1,227	467
Service charges and fees on deposit accounts	584	632	1,844	2,251
Increase in cash surrender value of life insurance	470	464	1,384	1,380
Servicing income	129	187	415	575
Gain on proceeds from company owned life insurance	109	—	571	—
Gain on the disposition of foreclosed assets	—	—	—	791
Gain on sales of securities	—	—	—	270
Other	522	912	1,437	2,132
Total noninterest income	2,408	2,595	6,878	7,866

Noninterest expense:
Salaries and employee benefits	12,461	11,967	38,991	38,470
Occupancy and equipment	2,151	2,283	6,672	5,821
Professional fees	1,211	1,352	4,701	3,942
Other	6,008	5,566	20,486	19,721
Total noninterest expense	21,831	21,168	70,850	67,954
Income before income taxes	19,273	15,395	46,563	33,016
Income tax expense	5,555	4,198	12,828	9,340
Net income	$13,718	$11,197	$33,735	$23,676

Earnings per common share:
Basic	$0.23	$0.19	$0.56	$0.40
Diluted	$0.23	$0.19	$0.56	$0.39

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Net income	$13,718	$11,197	$33,735	$23,676
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(366)	(1,783)	(1,855)	4,838
Deferred income taxes	107	517	540	(1,403)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(13)	(13)	(39)	(39)
Deferred income taxes	4	4	12	12
Reclassification adjustment for gains realized in income	—	—	—	(270)
Deferred income taxes	—	—	—	79
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(268)	(1,275)	(1,342)	3,217

Change in net pension and other benefit plan liability adjustment	132	101	504	251
Deferred income taxes	(38)	(30)	(151)	(74)
Change in pension and other benefit plan liability, net of
deferred income taxes	94	71	353	177
Other comprehensive (loss) income	(174)	(1,204)	(989)	3,394

Total comprehensive income	$13,544	$9,993	$32,746	$27,070

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, December 31, 2019	59,368,156	$489,745	$96,741	$(9,778)	$576,708
Cumulative effect of change in accounting principles	—	—	(6,062)	—	(6,062)
Balance, January 1, 2020	59,368,156	489,745	90,679	(9,778)	570,646
Net income	—	—	1,861	—	1,861
Other comprehensive income	—	—	—	5,069	5,069
Amortization of restricted stock awards,
net of forfeitures and taxes	—	348	—	—	348
Cash dividend declared $0.13 per share	—	—	(7,737)	—	(7,737)
Stock option expense, net of forfeitures and taxes	—	148	—	—	148
Stock options exercised	200,063	1,106	—	—	1,106
Balance, March 31, 2020	59,568,219	491,347	84,803	(4,709)	571,441

Net income	—	—	10,618	—	10,618
Other comprehensive income	—	—	—	(471)	(471)
Issuance of restricted stock awards, net	168,117	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	463	—	—	463
Cash dividend declared $0.13 per share	—	—	(7,767)	—	(7,767)
Stock option expense, net of forfeitures and taxes	—	139	—	—	139
Stock options exercised	120,431	384	—	—	384
Balance, June 30, 2020	59,856,767	492,333	87,654	(5,180)	574,807

Net income	—	—	11,197	—	11,197
Other comprehensive loss	—	—	—	(1,204)	(1,204)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	439	—	—	439
Cash dividend declared $0.13 per share	—	—	(7,786)	—	(7,786)
Stock option expense, net of forfeitures and taxes	—	136	—	—	136
Stock options exercised	58,220	218	—	—	218
Balance, September 30, 2020	59,914,987	$493,126	$91,065	$(6,384)	$577,807

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2021	59,917,457	$493,707	$94,899	$(10,717)	$577,889
Net income	—	—	11,204	—	11,204
Other comprehensive loss	—	—	—	(551)	(551)
Issuance (forfeitures) of restricted stock awards, net	(34,358)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	458	—	—	458
Cash dividend declared $0.13 per share	—	—	(7,789)	—	(7,789)
Stock option expense, net of forfeitures and taxes	—	132	—	—	132
Stock options exercised	49,235	320	—	—	320
Balance, March 31, 2021	59,932,334	494,617	98,314	(11,268)	581,663

Net income	—	—	8,813	—	8,813
Other comprehensive loss	—	—	—	(264)	(264)
Issuance of restricted stock awards, net	187,325	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	438	—	—	438
Cash dividend declared $0.13 per share	—	—	(7,816)	—	(7,816)
Stock option expense, net of forfeitures and taxes	—	146	—	—	146
Stock options exercised	83,107	464	—	—	464
Balance, June 30, 2021	60,202,766	495,665	$99,311	(11,532)	583,444

Net income	—	—	13,718	—	13,718
Other comprehensive loss	—	—	—	(174)	(174)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	522	—	—	522
Cash dividend declared $0.13 per share	—	—	(7,827)	—	(7,827)
Stock option expense, net of forfeitures and taxes	—	150	—	—	150
Stock options exercised	63,550	285	—	—	285
Balance, September 30, 2021	60,266,316	$496,622	$105,202	$(11,706)	$590,118

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,735	$23,676
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	2,784	2,608
Gain on sale of securities available-for-sale	—	(270)
Gain on sale of SBA loans	(1,227)	(467)
Proceeds from sale of SBA loans originated for sale	12,805	6,465
SBA loans originated for sale	(13,557)	(8,511)
Gain on the disposition of foreclosed assets	—	(791)
Provision for (recapture of) credit losses on loans	(2,519)	14,581
Increase in cash surrender value of life insurance	(1,384)	(1,380)
Depreciation and amortization	792	712
Amortization of other intangible assets	2,241	2,787
Stock option expense, net	428	423
Amortization of restricted stock awards, net	1,418	1,250
Amortization of subordinated debt issuance costs	138	139
Gain on proceeds from company-owned life insurance	(571)	(20)
Effect of changes in:
Accrued interest receivable and other assets	(770)	(520)
Accrued interest payable and other liabilities	5,091	(5,453)
Net cash provided by operating activities	39,404	35,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities held-to-maturity	(322,348)	—
Maturities/paydowns/calls of securities available-for-sale	111,800	57,627
Maturities/paydowns/calls of securities held-to-maturity	80,847	68,839
Proceeds from sales of securities available-for-sale	—	56,598
Proceeds from the disposition of foreclosed assets	—	791
Purchase of mortgage loans	(181,968)	—
Net change in loans	(29,831)	(163,727)
Changes in Federal Home Loan Bank stock and other investments	1,023	(3,676)
Purchase of premises and equipment	(154)	(2,874)
Proceeds from redemption of company-owned life insurance	1,969	368
Net cash (used in) provided by investing activities	(338,662)	13,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	811,895	475,633
Net change in short-term borrowings	—	(328)
Exercise of stock options	1,069	1,708
Payment of cash dividends	(23,432)	(23,290)
Net cash provided by financing activities	789,532	453,723
Net increase in cash and cash equivalents	490,274	502,898
Cash and cash equivalents, beginning of period	1,131,073	457,370
Cash and cash equivalents, end of period	$1,621,347	$960,268

Supplemental disclosures of cash flow information:
Interest paid	$4,628	$6,117
Income taxes paid, net	12,392	10,640

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$—	$26,654

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2021.

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

London Inter-Bank Offered Rate (“LIBOR”) Transition and Phase-Out

We have loans and borrowings that are tied to LIBOR benchmark interest rates. The LIBOR index will be phased-out by the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. The Company continues to implement its transition plan toward the cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, and does not expect such an adoption to have a material impact on its accounting and disclosures. The Company will continue to assess the impact as the reference rate transition occurs over the next two years.

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,056,216 and 1,741,568 weighted average stock options outstanding for the three months ended September 30, 2021 and 2020, and 1,066,216 and 1,507,437 for the nine months ended September 30, 2021 and 2020, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands, except per share amounts)
Net income	$13,718	$11,197	$33,735	$23,676

Weighted average common shares outstanding for basic
earnings per common share	60,220,717	59,589,243	60,078,953	59,432,178
Dilutive potential common shares	539,472	552,169	556,351	711,585
Shares used in computing diluted earnings per common share	60,760,189	60,141,412	60,635,304	60,143,763

Basic earnings per share	$0.23	$0.19	$0.56	$0.40
Diluted earnings per share	$0.23	$0.19	$0.56	$0.39

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2021 and 2020
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance July 1, 2021, net of taxes	$2,873	$243	$(14,648)	$(11,532)
Other comprehensive income (loss) before reclassification,
net of taxes	(259)	—	(1)	(260)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(9)	95	86
Net current period other comprehensive income (loss),
net of taxes	(259)	(9)	94	(174)

Ending balance September 30, 2021, net of taxes	$2,614	$234	$(14,554)	$(11,706)

Beginning balance July 1, 2020, net of taxes	$6,112	$280	$(11,572)	$(5,180)
Other comprehensive loss before reclassification,
net of taxes	(1,266)	—	(130)	(1,396)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(9)	201	192
Net current period other comprehensive income (loss),
net of taxes	(1,266)	(9)	71	(1,204)

Ending balance September 30, 2020, net of taxes	$4,846	$271	$(11,501)	$(6,384)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Nine Months Ended September 30, 2021 and 2020
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2021, net of taxes	$3,929	$261	$(14,907)	$(10,717)
Other comprehensive loss before reclassification,
net of taxes	(1,315)	—	(3)	(1,318)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(27)	356	329
Net current period other comprehensive income (loss),
net of taxes	(1,315)	(27)	353	(989)

Ending balance September 30, 2021, net of taxes	$2,614	$234	$(14,554)	$(11,706)

Beginning balance January 1, 2020, net of taxes	$1,602	$298	$(11,678)	$(9,778)
Other comprehensive income (loss) before reclassification,
net of taxes	3,435	—	(136)	3,299
Amounts reclassified from other comprehensive income (loss),
net of taxes	(191)	(27)	313	95
Net current period other comprehensive income (loss),
net of taxes	3,244	(27)	177	3,394

Ending balance September 30, 2020, net of taxes	$4,846	$271	$(11,501)	$(6,384)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2021	2020	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$—	Gain on sales of securities
	—	—	Income tax expense
	—	—	Net of tax
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	13	13	Interest income on taxable securities
	(4)	(4)	Income tax expense
	9	9	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	1	15
Prior service cost and actuarial losses (3)	(136)	(300)
	(135)	(285)	Other noninterest expense
	40	84	Income tax benefit
	(95)	(201)	Net of tax
Total reclassification from AOCI for the period	$(86)	$(192)

	Amounts Reclassified from
	AOCI
	Nine Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2021	2020	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$270	Gain on sales of securities
	—	(79)	Income tax expense
	—	191	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	39	39	Interest income on taxable securities
	(12)	(12)	Income tax expense
	27	27	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	3	45
Prior service cost and actuarial losses (3)	(508)	(490)
	(505)	(445)	Other noninterest expense
	149	132	Income tax benefit
	(356)	(313)	Net of tax
Total reclassification from AOCI for the period	$(329)	$(95)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
September 30, 2021	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$112,041	$3,955	$—	$—	$115,996
U.S. Treasury	4,993	11	—	—	5,004
Total	$117,034	$3,966	$—	$—	$121,000

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
September 30, 2021	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$480,333	$4,487	$(3,373)	$481,447	$—
Municipals - exempt from Federal tax	56,997	989	—	57,986	(45)
Total	$537,330	$5,476	$(3,373)	$539,433	$(45)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2020	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$170,215	$5,111	$—	$—	$175,326
U.S. Treasury	59,797	651	—	—	60,448
Total	$230,012	$5,762	$—	$—	$235,774

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2020	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$228,652	$6,075	$(230)	$234,497	$—
Municipals - exempt from Federal tax	68,791	1,639	—	70,430	(54)
Total	$297,443	$7,714	$(230)	$304,927	$(54)

Securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$283,966	$(3,372)	$237	$(1)	$284,203	$(3,373)
Total	$283,966	$(3,372)	$237	$(1)	$284,203	$(3,373)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$30,930	$(230)	$—	$—	$30,930	$(230)
Total	$30,930	$(230)	$—	$—	$30,930	$(230)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At September 30, 2021, the Company held 405 securities (105 available-for-sale and 300 held-to-maturity), of which forty had fair value below amortized cost. At September 30, 2021, there were $283,966,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for less than 12 months, and $237,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities carried less than 12 months was ($3,372,000), and the total unrealized loss for securities carried for 12 months or more was ($1,000) at September 30, 2021. The unrealized loss was due to higher interest rates in comparison to when the security was purchased. The issuer is of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. Therefore, the Company does not consider these debt securities to have credit-related losses as of September 30, 2021.

The proceeds from sales of securities and the resulting gains and losses were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Proceeds	$—	$—	$—	$56,598
Gross gains	—	—	—	270
Gross losses	—	—	—	—

The amortized cost and estimated fair values of securities as of September 30, 2021 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due 3 months or less	$4,993	$5,004
Agency mortgage-backed securities	112,041	115,996
Total	$117,034	$121,000

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after 3 months through one year	$537	$549
Due after one through five years	10,347	10,548
Due after five through ten years	29,564	30,003
Due after ten years	16,549	16,886
Agency mortgage-backed securities	480,333	481,447
Total	$537,330	$539,433

Securities with amortized cost of $42,767,000 and $40,238,000 as of September 30, 2021 and December 31, 2020 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the nine months ended September 30, 2021 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2021	$54
Provision for (recapture of) credit losses	(9)
Ending balance September 30, 2021	$45

For the nine months ended September 30, 2021, there was a reduction of $9,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The bond ratings for the Company’s municipal investment securities at September 30, 2021 were consistent with the ratings at December 31, 2020.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $164,506,000 of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans at September 30, 2021 and $290,679,000 at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

Residential Mortgages

Residential mortgage loans are secured by 1-4 family residences which are generally owner-occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily on the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values. During the third quarter of 2021, the Company purchased a single family residential mortgage loan portfolio totaling $41,938,000, tied to homes all located in California, with average principal balances of $974,000, and a weighted average yield of approximately 2.92% (net of servicing fees). During the second quarter of 2021, the Company purchased two single family residential mortgage loan portfolios totaling $140,030,000, tied to home all located in California, with average principal balances of $585,000, and a weighted average yield of approximately 3.37% (net of servicing fees).

Consumer and Other

Consumer and other loans are secured by personal property or are unsecured and rely primarily on the income of the borrower for repayment and secondarily on the collateral value for secured loans. Borrower income and collateral values can vary depending on economic conditions.

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$743,450	$846,386
Real estate:
CRE - owner occupied	580,624	560,362
CRE - non-owner occupied	829,022	693,103
Land and construction	141,277	144,594
Home equity	106,690	111,885
Multifamily	205,952	166,425
Residential mortgages	211,467	85,116
Consumer and other	20,106	18,116
Loans	2,838,588	2,625,987
Deferred loan fees, net	(5,729)	(6,726)
Loans, net of deferred fees	2,832,859	2,619,261
Allowance for credit losses on loans	(43,680)	(44,400)
Loans, net	$2,789,179	$2,574,861

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956
Charge-offs	(65)	—	—	—	—	—	—	—	(65)
Recoveries	263	4	—	—	36	—	—	—	303
Net recoveries	198	4	—	—	36	—	—	—	238
Provision for (recapture of) credit losses on loans	(822)	57	665	(112)	(94)	(61)	(97)	(50)	(514)
End of period balance	$10,233	$8,267	$17,150	$2,024	$1,011	$2,889	$1,871	$235	$43,680

	Three Months Ended September 30, 2020
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444
Charge-offs	(502)	-	-	-	-	-	-	(96)	(598)
Recoveries	343	-	-	19	16	-	-	1	379
Net (charge-offs) recoveries	(159)	-	-	19	16	-	-	(95)	(219)
Provision for (recapture of) credit losses on loans	(220)	736	(124)	(27)	14	21	(46)	(157)	197
End of period balance	$12,800	$9,283	$15,325	$2,544	$1,881	$1,849	$779	$961	$45,422

	Nine Months Ended September 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(433)	—	—	—	—	—	—	—	(433)
Recoveries	1,191	12	—	884	75	—	—	70	2,232
Net recoveries	758	12	—	884	75	—	—	70	1,799
Provision for (recapture of) credit losses on loans	(2,112)	(305)	734	(1,369)	(361)	85	928	(119)	(2,519)
End of period balance	$10,233	$8,267	$17,150	$2,024	$1,011	$2,889	$1,871	$235	$43,680

	Nine Months Ended September 30, 2020
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,637)	—	—	—	—	—	—	(99)	(1,736)
Recoveries	598	1	—	51	70	—	—	2	722
Net (charge-offs) recoveries	(1,039)	1	—	51	70	—	—	(97)	(1,014)
Provision for (recapture of) credit losses on loans	7,049	2,288	3,653	1,035	490	596	101	(631)	14,581
End of period balance	$12,800	$9,283	$15,325	$2,544	$1,881	$1,849	$779	$961	$45,422

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

The decrease in the allowance for credit losses on loans and related negative provision for credit losses on loans for the nine months ended September 30, 2021, was primarily attributed to a net decrease of $199,000 in the reserve for pooled loans, driven by improvements in forecasted macroeconomic conditions offset by changes in the portfolio, and a $521,000 decrease in specific reserves for individually evaluated loans compared to December 31, 2020. The decrease in the allowance for credit losses for pooled loans from December 31, 2020 is largely the result of improvements in the economic factors used in our methodology and reductions in qualitative adjustments for risks such as collateral values, concentrations of credit risk (geographic, large borrower, and industry), economic conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans to address asset-specific risks and current conditions that were not fully considered by the macroeconomic variables driving the quantitative estimate.

The following tables presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing for the periods indicated:

	September 30, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$89	$1,216	$157	$1,462
Real estate:
CRE - Owner Occupied	1,136	—	—	1,136
CRE - Non-Owner Occupied	—	—	485	485
Home equity	94	—	—	94
Multifamily	1,149	—	—	1,149
Consumer and other	407	—	—	407
Total	$2,875	$1,216	$642	$4,733

	December 31, 2020
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

The following tables presents the aging of past due loans by class for the periods indicated:

	September 30, 2021
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$5,105	$1,070	$291	$6,466	$736,984	$743,450

Real estate:
CRE - Owner Occupied	568	—	1,136	1,704	578,920	580,624
CRE - Non-Owner Occupied	—	—	485	485	828,537	829,022
Land and construction	—	—	—	—	141,277	141,277
Home equity	—	—	—	—	106,690	106,690
Multifamily	—	—	—	—	205,952	205,952
Residential mortgages	—	—	—	—	211,467	211,467
Consumer and other	—	—	407	407	19,699	20,106
Total	$5,673	$1,070	$2,319	$9,062	$2,829,526	$2,838,588

	December 31, 2020
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$3,524	$259	$392	$4,175	$842,211	$846,386

Real estate:
CRE - Owner Occupied	1,133	—	29	1,162	559,200	560,362
CRE - Non-Owner Occupied	—	485	—	485	692,618	693,103
Land and construction	—	—	—	—	144,594	144,594
Home equity	—	—		—	111,885	111,885
Multifamily	—	—	—	—	166,425	166,425
Residential mortgages	—	—	—	—	85,116	85,116
Consumer and other	—	—	407	407	17,709	18,116
Total	$4,657	$744	$828	$6,229	$2,619,758	$2,625,987

Past due loans 30 days or greater totaled $9,062,000 and $6,229,000 at September 30, 2021 and December 31, 2020, respectively, of which $1,732,000 and $1,918,000 were on nonaccrual, at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, there were also $2,359,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2020, there were also $5,870,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of September 30, 2021 and December 31, 2020.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at September 30, 2021 and December 31, 2020. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at September 30, 2021 and December 31, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of September 30, 2021						Amortized
						2016 and	Cost
	9/30/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$244,357	$77,588	$17,048	$14,440	$8,248	$7,666	$357,811	$727,158
Special Mention	192	528	225	879	518	225	1,245	3,812
Substandard	1,769	3,266	-	31	472	3	5,634	11,175
Substandard-Nonaccrual	713	440	49	-	-	103	-	1,305
Total	247,031	81,822	17,322	15,350	9,238	7,997	364,690	743,450

CRE - Owner Occupied:
Pass	117,435	143,755	72,641	58,229	36,514	120,856	14,424	563,854
Special Mention	-	7,928	676	-	-	363	-	8,967
Substandard	-	3,150	-	1,879	735	903	-	6,667
Substandard-Nonaccrual	-	1,109	-	-	-	27	-	1,136
Total	117,435	155,942	73,317	60,108	37,249	122,149	14,424	580,624

CRE - Non-Owner Occupied:
Pass	271,803	144,254	119,996	50,388	71,693	143,970	3,646	805,750
Special Mention	-	8,152	-	-	1,741	8,410		18,303
Substandard	-	3,099	-	1,385	-	485	-	4,969
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	271,803	155,505	119,996	51,773	73,434	152,865	3,646	829,022

Land and construction:
Pass	108,338	20,750	4,427	-	-	1,310	5,093	139,918
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,359	-	-	-	-	-	-	1,359
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	109,697	20,750	4,427	-	-	1,310	5,093	141,277

Home equity:
Pass	-	-	-	52	-	-	103,690	103,742
Special Mention	-	-	-	-	-	-	1,931	1,931
Substandard	-	-	-	-	-	143	780	923
Substandard-Nonaccrual	-	94	-	-	-	-		94
Total	-	94	-	52	-	143	106,401	106,690

Multifamily:
Pass	75,736	30,474	35,318	16,238	18,798	20,928	-	197,492
Special Mention	5,833	-	-	-	-		-	5,833
Substandard	604	874	-	-	-	-	-	1,478
Substandard-Nonaccrual	1,149	-	-	-	-	-	-	1,149
Total	83,322	31,348	35,318	16,238	18,798	20,928	-	205,952

Residential mortgage:
Pass	150,146	18,095	8,130	3,113	6,053	24,672	-	210,209
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,258	-	1,258
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	150,146	18,095	8,130	3,113	6,053	25,930	-	211,467

Consumer and other:
Pass	408	3	48	1,442	16	1,025	16,740	19,682
Special Mention	-	-	-	-	-	-	-	-
Substandard	17	-	-	-	-	-		17
Substandard-Nonaccrual	-	-	-	407	-	-	-	407
Total	425	3	48	1,849	16	1,025	16,740	20,106

Total loans	$979,859	$463,559	$258,558	$148,483	$144,788	$332,347	$510,994	$2,838,588

Risk Grades:
Pass	$968,223	$434,919	$257,608	$143,902	$141,322	$320,427	$501,404	$2,767,805
Special Mention	6,025	16,608	901	879	2,259	8,998	3,176	38,846
Substandard	3,749	10,389	-	3,295	1,207	2,792	6,414	27,846
Substandard-Nonaccrual	1,862	1,643	49	407	-	130	-	4,091
Grand Total	$979,859	$463,559	$258,558	$148,483	$144,788	$332,347	$510,994	$2,838,588

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2020						Amortized
						2015 and	Cost
	2020	2019	2018	2017	2016	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$431,369	$33,350	$21,154	$13,840	$7,341	$8,292	$296,286	$811,632
Special Mention	15,720	716	1,301	953	713	170	1,937	21,510
Substandard	4,036	-	19	758	2,396	73	3,236	10,518
Substandard-Nonaccrual	2,106	56	36	-	115	26	387	2,726
Total	453,231	34,122	22,510	15,551	10,565	8,561	301,846	846,386

CRE - Owner Occupied:
Pass	168,224	73,064	68,068	51,705	50,716	109,350	15,964	537,091
Special Mention	3,151	2,568	4,128	783	-	2,569	-	13,199
Substandard	2,561	-	400	2,954	-	451	-	6,366
Substandard-Nonaccrual	3,678	-	-	-	-	28	-	3,706
Total	177,614	75,632	72,596	55,442	50,716	112,398	15,964	560,362

CRE - Non-Owner Occupied:
Pass	166,550	128,361	68,796	99,816	57,422	150,683	1,926	673,554
Special Mention	11,930	-	2,557	-	-	-	-	14,487
Substandard	3,166	-	1,411	-	485	-	-	5,062
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	181,646	128,361	72,764	99,816	57,907	150,683	1,926	693,103

Land and construction:
Pass	114,932	22,054	-	-	-	1,343	4,906	143,235
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,359	-	-	-	-	-	-	1,359
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	116,291	22,054	-	-	-	1,343	4,906	144,594

Home equity:
Pass	266	-	74	-	-	-	109,848	110,188
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	143	605	748
Substandard-Nonaccrual	117	-	-	-	-	-	832	949
Total	383	-	74	-	-	143	111,285	111,885

Multifamily:
Pass	31,481	39,183	17,248	24,572	16,235	30,751	880	160,350
Special Mention	-	-	-	-	-	5,186	-	5,186
Substandard	889	-	-	-	-	-	-	889
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	32,370	39,183	17,248	24,572	16,235	35,937	880	166,425

Residential mortgage:
Pass	12,798	10,048	3,246	7,324	28,115	15,568	-	77,099
Special Mention	5,089	-	1,630	-		-	-	6,719
Substandard	-	-	-	-	-	1,298	-	1,298
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	17,887	10,048	4,876	7,324	28,115	16,866	-	85,116

Consumer and other:
Pass	10	522	1,486	20	116	987	14,568	17,709
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	407	-	-	-	-	407
Total	10	522	1,893	20	116	987	14,568	18,116

Total loans	$979,432	$309,922	$191,961	$202,725	$163,654	$326,918	$451,375	$2,625,987

Risk Grades:.
Pass	$925,630	$306,582	$180,072	$197,277	$159,945	$316,974	$444,378	$2,530,858
Special Mention	35,890	3,284	9,616	1,736	713	7,925	1,937	61,101
Substandard	12,011	-	1,830	3,712	2,881	1,965	3,841	26,240
Substandard-Nonaccrual	5,901	56	443	-	115	54	1,219	7,788
Grand Total	$979,432	$309,922	$191,961	$202,725	$163,654	$326,918	$451,375	$2,625,987

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at September 30, 2021:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Total

	(Dollars in thousands)
Commercial	$25	$1,191	$1,216
Total	$25	$1,191	$1,216

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at December 31, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

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

The book balance of troubled debt restructurings at September 30, 2021 was $499,000, which included $408,000 of nonaccrual loans and $91,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2020 was $674,000, which included $468,000 of nonaccrual loans and $206,000 of accruing loans. Approximately $341,000 and $352,000 in specific reserves were established with respect to these loans as of September 30, 2021 and December 31, 2020, respectively.

There were no loans modified as a troubled debt restructuring during the three months ended September 30, 2021. There were seven new loans with total recorded investment of $510,000 that were modified as a troubled debt restructuring during the three months ended September 30, 2020.

There was one new loan with total recorded investment of $3,000 that was modified as a troubled debt restructuring during the nine months ended September 30, 2021. There were ten new loans with total recorded investment of $520,000 that were modified as a troubled debt restructuring during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, there were no new loans modified as troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change in the allowance for credit losses on loans.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

During the Three Months Ended
September 30, 2021
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

(Dollars in thousands)
Commercial	—	$—	$—
Total	—	$—	$—

	During the Three Months Ended
	September 30, 2020
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	7	$510	$510
Total	7	$510	$510

	During the Nine Months Ended
	September 30, 2021
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	1	$3	$3
Total	1	$3	$3

	During the Nine Months Ended
	September 30, 2020
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	10	$520	$520
Total	10	$520	$520

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended September 30, 2021 and 2020.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

On April 7, 2020, U.S. banking agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The statement describes accounting for COVID-19-related loan modifications and clarifies the interaction between current accounting rules and the temporary relief provided by the CARES Act. Initially, the Bank made accommodations for payment deferrals for a number of customers with a window of up to 90 days, with the potential of an additional 90 days of payment deferral (180 days maximum) upon application. The Bank also waived all customary applicable fees. Of the loans for which deferrals were originally granted, nearly all have returned to regular payment status. At September 30, 2021, there were four remaining second deferments totaling $1,372,000, of which one loan was secured by real estate, two loans were secured by business assets, and one loan was unsecured.

6) Goodwill and Other Intangible Assets

Goodwill

At September 30, 2021, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2020 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis. No events or circumstances since the November 30, 2020 annual impairment test were noted that would indicate it was more likely than not that a goodwill impairment exists, for either the Company’s banking or factoring reporting units.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	September 30, 2021
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(11,274)	$13,749
Customer relationship and brokered relationship intangibles	1,900	(1,313)	587
Below market leases	770	(683)	87
Total	$27,693	$(13,270)	$14,423

	December 31, 2020
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(9,153)	$15,870
Customer relationship and brokered relationship intangibles	1,900	(1,171)	729
Below market leases	770	(705)	65
Total	$27,693	$(11,029)	$16,664

As of September 30, 2021, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2021 remaining	$708	$48	$(1)	$755
2022	2,447	190	(2)	2,635
2023	2,217	190	(2)	2,405
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
Thereafter	4,559	—	69	4,628
	$13,749	$587	$87	$14,423

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2021 and December 31, 2020.

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

The Company had net deferred tax assets of $25,314,000, and $28,221,000, at September 30, 2021 and December 31, 2020, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2021 and December 31, 2020 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Low income housing investments	$4,618	$5,246
Future commitments	$596	$596

The Company expects $46,000 of the future commitments to be paid in 2021, and $550,000 in 2022 through 2025.

For tax purposes, the Company had low income housing tax credits of $210,000 for both the three months ended September 30, 2021 and September 30, 2020, and low income housing investment expense of $209,000 and $211,000, respectively. For tax purposes, the Company had low income housing tax credits of $630,000 for both the nine months ended September 30, 2021 and September 30, 2020, and low income housing investment expense of $627,000 and $631,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$120	$123	$360	$369
Interest cost	190	234	570	701
Amortization of prior service cost	—	199	100	199
Amortization of net actuarial loss	136	101	408	291
Net periodic benefit cost	$446	$657	$1,438	$1,560

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,689	$8,198
Interest cost	164	246
Actuarial loss	—	1,245
Projected benefit obligation at end of period	$9,853	$9,689

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Net actuarial loss	$5,241	$5,170
Prior transition obligation	902	970
Accumulated other comprehensive loss	$6,143	$6,140

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(1)	$(15)	$(3)	$(45)
Interest cost	54	62	164	185
Net periodic benefit cost	$53	$47	$161	$140

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at September 30, 2021
Available-for-sale securities:
Agency mortgage-backed securities	$115,996	$—	$115,996	$—
U.S. Treasury	5,004	5,004	—	—
I/O strip receivables	246	—	246	—

Assets at December 31, 2020
Available-for-sale securities:
Agency mortgage-backed securities	$175,326	$—	$175,326	$—
U.S. Treasury	60,448	60,448	—	—
I/O strip receivables	305	—	305	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at September 30, 2021 or December 31, 2020.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At September 30, 2021 and December 31, 2020, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at September 30, 2021 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,621,347	$1,621,347	$—	$—	$1,621,347
Securities available-for-sale	121,000	5,004	115,996	—	121,000
Securities held-to-maturity	537,285	—	539,433	—	539,433
Loans (including loans held-for-sale), net	2,792,857	—	3,678	2,807,219	2,810,897
FHLB stock, FRB stock, and other
investments	32,499	—	—	—	N/A
Accrued interest receivable	9,868	26	1,749	8,093	9,868
I/O strips receivables	246	—	246	—	246
Liabilities:
Time deposits	$149,180	$—	$149,441	$—	$149,441
Other deposits	4,577,201	—	4,577,201	—	4,577,201
Subordinated debt	39,878	—	40,478	—	40,478
Accrued interest payable	1,062	—	1,062	—	1,062

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2020:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,131,073	$1,131,073	$—	$—	$1,131,073
Securities available-for-sale	235,774	60,448	175,326	—	235,774
Securities held-to-maturity	297,389	—	304,927	—	304,927
Loans (including loans held-for-sale), net	2,576,560	—	1,699	2,572,993	2,574,692
FHLB stock, FRB stock, and other
investments	33,522	—	—	—	N/A
Accrued interest receivable	10,546	309	1,512	8,725	10,546
I/O strips receivables	305	—	305	—	305
Liabilities:
Time deposits	$153,407	$—	$153,740	$—	$153,740
Other deposits	3,761,079	—	3,761,079	—	3,761,079
Subordinated debt	39,740	—	40,340	—	40,340
Accrued interest payable	545	—	545	—	545

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the nine months ended September 30, 2021, the Company granted 360,750 shares of nonqualified stock options and 187,325 shares of restricted stock. The fair value of restricted stock awards that vested was $1,749,000 as of September 30, 2021. There were 1,949,605 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2021.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2021	2,546,821	$9.30
Granted	360,750	$12.05
Exercised	(195,892)	$5.47
Forfeited or expired	(55,560)	$12.79
Outstanding at September 30, 2021	2,656,119	$9.88	5.57	$6,663,854
Vested or expected to vest	2,496,752		5.57	$6,264,023
Exercisable at September 30, 2021	1,994,928		4.50	$6,146,459

Information related to the equity plans for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
Intrinsic value of options exercised	$1,103,925	$2,242,512
Cash received from option exercise	$1,069,391	$1,707,587
Tax benefit (expense) realized from option exercises	$58,208	$58,575
Weighted average fair value of options granted	$2.32	$1.15

As of September 30, 2021, there was $1,263,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.79 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
Expected life in months(1)	72	72
Volatility(1)	33%	29%
Weighted average risk-free interest rate(2)	1.09%	0.53%
Expected dividends(3)	4.32%	5.71%
(1)	The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.
(3)	Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2021	298,700	$10.83
Granted	187,325	$12.01
Vested	(153,101)	$11.42
Forfeited or expired	(34,358)	$10.23
Nonvested shares at September 30, 2021	298,566	$11.03

As of September 30, 2021, there was $2,679,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 1.86 years.

11) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears. Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date. The Subordinated Debt, net of unamortized issuance costs of $122,000, totaled $39,878,000 at September 30, 2021. The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. See “LIBOR Transition and Phase–Out” above.

12) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since September 30, 2021, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2021.

As permitted by the interim final rule issued on March 27, 2020 by our federal regulatory agency, we elected the option to delay the estimated impact of the adoption of the CECL Standard in our regulatory capital for two years. This two-year delay is in addition to the three-year transition period the agency had already made available. The adoption will delay the effects of CECL on our regulatory capital through the end of 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of adoption of the CECL Standard at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ending December 31, 2021.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2021 and December 31, 2020, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2021 and December 31, 2020.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2021
Total Capital	$498,940	15.1%	$346,493	10.5%
(to risk-weighted assets)
Tier 1 Capital	$425,834	12.9%	$280,495	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$425,834	12.9%	$230,996	7.0%
(to risk-weighted assets)
Tier 1 Capital	$425,834	8.6%	$197,900	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of September 30, 2021, and December 31, 2020.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2021
Total Capital	$477,175	14.5%	$329,773	10.0%	$346,262	10.5%
(to risk-weighted assets)
Tier 1 Capital	$443,947	13.5%	$263,818	8.0%	$280,307	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$443,947	13.5%	$214,352	6.5%	$230,841	7.0%
(to risk-weighted assets)
Tier 1 Capital	$443,947	9.0%	$247,264	5.0%	$197,812	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2020
Total Capital	$461,933	15.8%	$292,258	10.0%	$306,871	10.5%
(to risk-weighted assets)
Tier 1 Capital	$428,109	14.6%	$233,806	8.0%	$248,419	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$428,109	14.6%	$189,968	6.5%	$204,580	7.0%
(to risk-weighted assets)
Tier 1 Capital	$428,109	9.5%	$225,263	5.0%	$180,211	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,878,000 at September 30, 2021, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As September 30, 2021, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $27,173,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $8,000,000, during the third, second and first quarters of 2021, for a total of $24,000,000.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at September 30, 2021 follows:

●	In January and February 2019, Double Jump, Inc. and a number of its affiliates (collectively, the “DC Solar Debtors”) each commenced bankruptcy cases in the United States Bankruptcy Court of Nevada. The chapter 7 trustee of the DC Solar Debtors had indicated that it may bring an adversary action against Heritage related to our former deposit relationships with the DC Solar Debtors and their sponsored investment funds. The Bank entered into a settlement agreement, dated July 7, 2021 with the trustee. The Bank settled all claims of the trustee against the Bank, its affiliates, past and current employees, including all direct and derivative claims arising out of the Bank’s allegedly negligent handling, supervision and management of depository accounts that were maintained for the DC Solar Debtors and related investment funds. The Bank has denied all liability. The Bank received a full and complete release of the trustee’s claims. The Bank considers the settlement to be an insured event subject to reimbursement by liability insurance. The Bank reserved $4,000,000 toward the settlement amount in the second quarter of 2021, and the full settlement payment was made on October 26, 2021. The Bank is pursuing reimbursement from an insurance carrier. All legal fees incurred in connection with the trustee action and the settlement agreement have been expensed to date.
●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against Heritage, and others, in the Solano County Superior Court for the State of California (“Solar Eclipse”). Also in December 2020, Solarmore Management Services, Inc. v. Jeff Carpoff et al., (“Solarmore”) filed an amended complaint in the United States District Court for the Eastern District of California against Heritage and others. Both of these cases relate to our former deposit relationships with D.C. Solar and their affiliates (collectively “D.C. Solar”) and its sponsored investment funds. D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. These actions seek unspecified damages. We intend to vigorously defend these actions. These actions are in the pleading stages.
●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. Because the class/PAGA action alleges wage and hour claims, it is not covered by the Bank’s insurance.

In late December 2020 the same former and then-current bank employees filed a lawsuit asserting, as individual employees, causes of action against the Bank for gender discrimination, retaliation, constructive discharge of the former employee, and sexual harassment, among other claims. Plaintiffs allege denial of promotional opportunities, and harassment and discrimination by Bank employees and customers of the Bank. The December 2020 lawsuit was tentatively settled in October 2021, and the parties are finalizing a definitive settlement agreement. A portion of the settlement will be covered by the Bank’s insurance.

In February 2021, the Bank was notified of another set of PAGA and potential class claims alleged by letter to the California Labor and Workforce Development Agency transmitted on behalf of a third claimant, who was also a former Bank employee. The notice to the California Labor and Workforce Development Agency, which is a prerequisite to a PAGA filing, alleged the same claims, class, and relief requests that are the subject of the lawsuit filed in November 2020, and disclosed no new claims. The third employee/claimant has not been added to the previously filed class/PAGA action.

In October 2021 the third employee/claimant filed a lawsuit alleging race, color, gender, and sex discrimination; disability discrimination; discrimination against an employee making a CFRA claim, violation of the Equal Pay Act, retaliation, and related claims. We intend to vigorously defend the filed class and PAGA complaint, and the action filed by the third employee/claimant.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,201,012,000 at September 30, 2021, and $1,114,193,000 at December 31, 2020. Unused commitments represented 42% outstanding gross loans at September 30, 2021, 44% at September 30, 2020, and 42% at December 31, 2020.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	September 30, 2021			December 31, 2020
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$121,481	$1,061,659	$1,183,140	$121,560	$970,614	$1,092,174
Standby letters of credit	3,127	14,745	17,872	3,049	18,970	22,019
	$124,608	$1,076,404	$1,201,012	$124,609	$989,584	$1,114,193

For the nine months ended September 30, 2021, there was a decrease of $77,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The decrease in the allowance for credit losses for off-balance sheet credit exposures in the first nine months of 2021 was driven by lower loss factors as a result of improving economic outlook. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $1,001,000 at September 30, 2021 and $1,078,000 at December 31, 2020.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	September 30,
	2021	2020

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$584	$632
Gain on the disposition of foreclosed assets	—	—
Total noninterest income in-scope of Topic 606	584	632
Noninterest Income Out-of-scope of Topic 606	1,824	1,963
Total noninterest income	$2,408	$2,595

	Nine Months Ended
	September 30,
	2021	2020

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,844	$2,251
Gain on the disposition of foreclosed assets	—	791
Total noninterest income in-scope of Topic 606	1,844	3,042
Noninterest Income Out-of-scope of Topic 606	5,034	4,824
Total noninterest income	$6,878	$7,866

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$12,461	$11,967	$38,991	$38,470
Occupancy and equipment	2,151	2,283	6,672	5,821
Professional fees	1,211	1,352	4,701	3,942
Insurance expense	949	591	2,273	1,625
Amortization of intangible assets	754	965	2,241	2,787
Data processing	507	463	1,624	2,218
Reserve for litigation	500	—	4,500	—
Software subscriptions	461	641	1,438	2,276
Client services	424	167	1,076	650
Other	2,413	2,739	7,334	10,165
Total noninterest expense	$21,831	$21,168	$70,850	$67,954

The following table presents the merger-related costs included in other and salaries and employee benefits by category for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$—	$—	$—	$356
Other	(7)	17	27	2,144
Total merger-related costs	$(7)	$17	$27	$2,500

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of September 30, 2021, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $35,707,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2021	2020	2021	2020

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,621	$1,664	$4,913	$5,166
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,432	$1,463	$3,837	$4,032
Operating Lease - ROU assets	$35,707	$37,000	$35,707	$37,000
Operating Lease - Liabilities	$35,707	$37,000	$35,707	$37,000
Weighted Average Lease Term - Operating Leases	7.59 yrs	8.45 yrs	7.59 yrs	8.45 yrs
Weighted Average Discount Rate - Operating Leases	4.48%	4.54%	4.48%	4.54%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of September 30, 2021:

(Dollars in thousands)
2021 remaining	$1,567
2022	6,353
2023	5,724
2024	5,341
2025	4,929
Thereafter	19,011
Total undiscounted cash flows	42,925
Discount on cash flows	(7,218)
Total lease liability	$35,707

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

	Three Months Ended September 30, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)

Interest income	$37,093	$2,814	$39,907
Intersegment interest allocations	219	(219)	—
Total interest expense	1,725	—	1,725
Net interest income	35,587	2,595	38,182
Provision for (recapture of) credit losses on loans	(588)	74	(514)
Net interest income after provision	36,175	2,521	38,696
Noninterest income	2,313	95	2,408
Noninterest expense	20,428	1,403	21,831
Intersegment expense allocations	69	(69)	—
Income before income taxes	18,129	1,144	19,273
Income tax expense	5,217	338	5,555
Net income	$12,912	$806	$13,718

Total assets	$5,392,948	$70,054	$5,463,002
Loans, net of deferred fees	$2,776,114	$56,745	$2,832,859
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended September 30, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$33,820	2,432	$36,252
Intersegment interest allocations	184	(184)	—
Total interest expense	2,087	—	2,087
Net interest income	31,917	2,248	34,165
Provision for credit losses on loans	169	28	197
Net interest income after provision	31,748	2,220	33,968
Noninterest income	2,412	183	2,595
Noninterest expense	19,594	1,574	21,168
Intersegment expense allocations	72	(72)	—
Income before income taxes	14,638	757	15,395
Income tax expense	3,974	224	4,198
Net income	$10,664	$533	$11,197

Total assets	$4,541,331	$65,454	$4,606,785
Loans, net of deferred fees	$2,649,334	$47,682	$2,697,016
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Nine Months Ended September 30, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$105,064	$8,236	$113,300
Intersegment interest allocations	632	(632)	—
Total interest expense	5,284	—	5,284
Net interest income	100,412	7,604	108,016
Provision for (recapture of) credit losses on loans	(2,537)	18	(2,519)
Net interest income after provision	102,949	7,586	110,535
Noninterest income	6,522	356	6,878
Noninterest expense	66,656	4,194	70,850
Intersegment expense allocations	302	(302)	—
Income before income taxes	43,117	3,446	46,563
Income tax expense	11,809	1,019	12,828
Net income	$31,308	$2,427	$33,735

Total assets	$5,392,948	$70,054	$5,463,002
Loans, net of deferred fees	$2,776,114	$56,745	$2,832,859
Goodwill	$154,587	$13,044	$167,631

	Nine Months Ended September 30, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$106,455	$7,871	$114,326
Intersegment interest allocations	686	(686)	—
Total interest expense	6,641	—	6,641
Net interest income	100,500	7,185	107,685
Provision for credit losses on loans	14,150	431	14,581
Net interest income after provision	86,350	6,754	93,104
Noninterest income	7,318	548	7,866
Noninterest expense	63,113	4,841	67,954
Intersegment expense allocations	307	(307)	—
Income before income taxes	30,862	2,154	33,016
Income tax expense	8,703	637	9,340
Net income	$22,159	$1,517	$23,676

Total assets	$4,541,331	$65,454	$4,606,785
Loans, net of deferred fees	$2,649,334	$47,682	$2,697,016
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On October 28, 2021, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on November 23, 2021, to shareholders of record at close of business day on November 9, 2021.

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

Performance Overview

For the three months ended September 30, 2021, net income was $13.7 million, or $0.23 per average diluted common share, compared to $11.2 million, or $0.19 per average diluted common share, for the three months ended September 30, 2020. The Company’s annualized return on average tangible assets was 1.10% and annualized return on average tangible equity was 13.49% for the three months ended September 30, 2021, compared to 1.02% and 11.41%, respectively, for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, net income was $33.7 million, or $0.56 per average diluted common share, compared to $23.7 million, or $0.39 per average diluted common share, for the nine months ended September 30, 2020. The Company’s annualized return on average tangible assets was 0.94% and annualized return on average tangible equity was 11.29% for the nine months ended September 30, 2021, compared to 0.76% and 8.12%, respectively, for the nine months ended September 30, 2020.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

In response to economic stimulus laws passed by Congress in 2020 and 2021, the Bank funded two rounds of SBA PPP loans. At September 30, 2021, after accounting for loan payoffs and SBA loan forgiveness, Round 1 PPP loans were $5.8 million and Round 2 PPP loans were $158.7 million. In total, the Bank had $164.5 million in outstanding PPP loan balances at September 30, 2021. The following table shows interest income, fee income and deferred origination costs generated by the PPP loans, and the PPP loan outstanding balances and related deferred fees and costs for the periods indicated:

	At or For the Quarter Ended:			At or For the Nine Months Ended:
PPP LOANS	September 30,	June 30,	September 30,	September 30,	September 30,
(in $000’s, unaudited)	2021	2021	2020	2021	2020
Interest income	$548	$831	$816	$2,163	$1,398
Fee income, net	2,508	1,876	1,305	7,784	1,942
Total	$3,056	$2,707	$2,121	$9,947	$3,340

Deferred origination costs (contra expense)	$—	$41	$—	$807	$1,240

PPP loans outstanding at period end:
Round 1	$5,795	$91,849	$323,550	$5,795	$323,550
Round 2	158,711	194,612	—	158,711	—
Total	$164,506	$286,461	$323,550	$164,506	$323,550

Deferred fees outstanding at period end	$(4,831)	$(7,747)	$(8,966)	$(4,831)	$(8,966)
Deferred costs outstanding at period end	461	869	995	461	995
Total	$(4,370)	$(6,878)	$(7,971)	$(4,370)	$(7,971)

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	September 30,	September 30,
	2021	2020

	(Dollars in thousands)
Total factored receivables at period-end	$56,745	$47,682
Average factored receivables:
For the three months ended	$50,674	$40,300
For the nine months ended	$49,263	$44,101
Total full time equivalent employees at period-end	31	35

Third Quarter 2021 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, increased 12% to $38.2 million for the third quarter of 2021, compared to $34.2 million for the third quarter of 2020. Net interest income, before provision for credit losses on loans, increased to $108.0 million for the first nine months of 2021, compared to $107.7 million for the first nine months of 2020, primarily due to higher interest and fees on PPP loans and prepayment fees, and an increase in the accretion of the loan purchase discount into interest income from acquired loans, partially offset by decreases in the prime rate and decreases in yields on investment securities and overnight funds.

●	The fully tax equivalent (“FTE”) net interest margin contracted 6 basis points to 3.18% for the third quarter of 2021, from 3.24% for the third quarter of 2020, primarily due to declines in the average yields on investment securities and overnight funds, partially offset by an increase in the average yield on loans supported by higher loan prepayment fees and fees on PPP loans, an increase in the accretion of the loan purchase discount into interest income from acquired loans, and a decline in the cost of interest-bearing liabilities.

●	For the first nine months of 2021, the FTE net interest margin contracted 49 basis points to 3.13%, compared to 3.62% for the first nine months of 2020, primarily due to declines in the average yields on loans, investment securities, and overnight funds, partially offset by an increase in the accretion of the loan purchase discount into interest income from acquired loans, and higher interest and fee income from PPP loans and prepayment fees.

●	The average yield on the loan portfolio increased to 5.18% for the third quarter of 2021, compared to 4.86% for the third quarter of 2020, primarily due to a an increase in fees on PPP loans and prepayment fees, and an increase in the accretion of the loan purchase discount into interest income from acquired loans, partially offset by a decline in the core bank and asset based lending average yield.

●	The average yield on the loan portfolio decreased to 5.07% for the nine months ended September 30, 2021, compared to 5.10% for the nine months ended September 30, 2020, primarily due to decreases in the prime rate on loans, and increases in the average balances of lower yielding PPP loans and purchased residential mortgages, partially offset by increases in interest and fees on PPP loans, prepayment fees, and in the accretion of the loan purchase discount into interest income from acquired loans.

●	In aggregate, the original total net purchase discount on loans from the Focus Business Bank (“Focus”), Tri-Valley Bank (“Tri-Valley”), United American Bank (“United American”), and Presidio Bank (“Presidio”) loan portfolios was $25.2 million. In aggregate, the remaining net purchase discount on total loans acquired was $8.3 million at September 30, 2021.

●	The average cost of total deposits was 0.10% for the third quarter of 2021, compared to 0.16% for the third quarter of 2020. The average cost of total deposits was 0.11% for the first nine months of 2021, compared to 0.18% for the first nine months of 2020.

●	There was a $514,000 negative provision credit losses on loans in the third quarter of 2021, primarily due to recoveries on previously charged-off loans, improved economic forecasts and reductions in specific allocations on impaired loans, compared to a $197,000 provision for credit losses on loans for the third quarter of 2020.

●	For the nine months ended September 30, 2021, there was a $2.5 million negative provision for credit losses on loans, compared to a $14.6 million provision for credit losses on loans for the nine months ended September 30, 2020. The higher provision for credit losses on loans for the first nine months of 2020 was driven primarily by a significantly deteriorated economic outlook resulting from the Coronavirus pandemic. Ongoing impacts of the Current Expected Credit Loss (“CECL”) methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.

●	Total noninterest income was $2.4 million for the third quarter of 2021, compared to $2.6 million for the third quarter of 2020. For the nine months ended September 30, 2021, noninterest income decreased to $6.9 million, compared to $7.9 million for the nine months ended September 30, 2020, primarily as a result of lower service charges and fees on deposits during the first nine months of 2021, and a $791,000 gain on disposition of foreclosed assets, a $335,000 realized gain on warrants exercised, and a $270,000 gain on the sale of securities during the first nine months of 2020. The decreases were partially offset by a higher gain on sales of SBA loans and a $571,000 gain on proceeds for company owned life insurance.

●	Total noninterest expense for the third quarter of 2021 increased to $21.8 million, compared to $21.2 million for the third quarter of 2020, primarily due to higher salaries and employee benefits and insurance expense. Noninterest expense for the nine months ended September 30, 2021 increased to $70.9 million, compared to $68.0 million for the nine months ended September 30, 2020, primarily due to a $4.0 million reserve for a litigation matter that settled in the second quarter of 2021, higher severance, professional fees, occupancy and equipment, and insurance expense, partially offset by higher merger-related costs.
●	The efficiency ratio for the third quarter of 2021 was 53.78%, compared to 57.58% for the third quarter of 2020. The efficiency ratio for the nine months ended September 30, 2021 was 61.67%, compared to 58.81% for the nine months ended September 30, 2020. Excluding the $4.0 million reserve for a litigation, the efficiency ratio was 58.18% for the first nine months of 2021.

●	Income tax expense for the third quarter of 2021 was $5.6 million, compared to $4.2 million for the third quarter of 2020. The effective tax rate for the third quarter of 2021 was 28.8%, compared to 27.3% for the third quarter of 2020. Income tax expense for the nine months ended September 30, 2021 was $12.8 million, compared to $9.3 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was 27.5%, compared to 28.3% for the nine months ended September 30, 2020.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, other investments and interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 39% to $1.74 billion at September 30, 2021, from $1.25 billion at September 30, 2020, and increased 27% from $1.37 billion at December 31, 2020.

●	At September 30, 2021, securities held-to-maturity, at amortized cost, totaled $537.3 million, compared to $295.6 million at September 30, 2020, and $297.4 million, at December 31, 2020.

●	Loans, excluding loans held-for-sale, increased $135.8 million, or 5%, to $2.83 billion at September 30, 2021, compared to $2.70 billion at September 30, 2020, and increased $213.6 million, or 8%, compared to $2.62 billion at December 31, 2020.

●	Total loans at September 30, 2021 included $164.5 million of PPP loans, compared to $323.6 million at September 30, 2020, and $290.7 million at December 31, 2020. Total loans at September 30, 2021 included $211.5 million of residential mortgages, compared to $91.1 million at September 30, 2020 and $85.1 million at December 31, 2020. At September 30, 2021, loans, excluding PPP loans and purchased residential mortgage loans, increased by $170.9 million, or 7%, from September 30, 2020, and increased by $211.8 million, or 9%, from December 31, 2021.

●	Nonperforming assets (“NPAs”) were $4.7 million, or 0.09% of total assets, at September 30, 2021, compared to $10.3 million, or 0.22% of total assets, at September 30, 2020, and $7.9 million, or 0.17% of total assets, at December 31, 2020.

●	Classified assets were $31.9 million, or 0.58% of total assets, at September 30, 2021, compared to $33.0 million, or 0.72% of total assets, at September 30, 2020, and $34.0 million, or 0.73% of total assets, at December 31, 2020.

●	Net recoveries totaled $238,000 for the third quarter of 2021, compared to net charge-offs of $219,000 for the third quarter of 2020, and net recoveries of $326,000 for the fourth quarter of 2020.

●	The allowance for credit losses on loans (“ACLL”) at September 30, 2021 was $43.7 million, or 1.54% of total loans, representing 922.88% of total nonperforming loans. The ACLL at September 30, 2020 was $45.4 million, or 1.68% of total loans, representing 442.62% of total nonperforming loans. The ACLL at December 31, 2020 was $44.4 million, or 1.70% of total loans, representing 564.24% of total nonperforming loans. The ACLL to total loans, excluding PPP loans, was 1.63% at September 30, 2021, 1.91% at September 30, 2020, and 1.90% at December 31, 2020.

●	Total deposits increased $836.0 million, or 21%, to $4.73 billion at September 30, 2021, compared to $3.89 billion at September 30, 2020. Total deposits increased $811.9 million, or 21%, from $3.91 billion at December 31, 2020.

●	Deposits, excluding all time deposits and CDARS deposits, increased $815.3 million, or 22%, to $4.55 billion at September 30, 2021, compared to $3.73 billion at September 30, 2020. Deposits, excluding all time deposits and CDARS deposits, at September 30, 2021 increased $805.9 million, or 22%, compared to $3.74 billion at December 31, 2020.

●	Total deposits at September 30, 2021 included $336.0 million of temporary deposits from one customer held in a money market account. Excluding the $336.0 million temporary deposits, total deposits increased $500.0 million, or 13%, to $4.39 billion at September 30, 2021, compared to $3.89 billion at September 30, 2020, and increased $475.9 million, or 12%, from $3.91 billion at December 31, 2020. Deposits, excluding the $336.0 million in temporary deposits as well as all time deposits and CDARS deposits, increased $479.3 million, or 13%, to $4.21 billion at September 30, 2021, compared to $3.73 billion at September 30, 2020, and increased $469.9 million, or 13%, compared to $3.74 billion at December 31, 2020.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 3.28% at both September 30, 2021 and September 30, 2020, and 3.61% at December 31, 2020.

●	The loan to deposit ratio was 59.94% at September 30, 2021, compared to 69.32% at September 30, 2020, and 66.91% at December 31, 2020.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2021.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	15.1%	14.5%	10.0%	10.5%
Tier 1 Capital	12.9%	13.5%	8.0%	8.5%
Common Equity Tier 1 Capital	12.9%	13.5%	6.5%	7.0%
Tier 1 Leverage	8.6%	9.0%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates and amounts earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$2,771,541	$36,207	5.18%	$2,669,694	$32,635	4.86%
Securities — taxable	557,890	2,320	1.65%	550,423	2,481	1.79%
Securities — exempt from Federal tax (3)	58,679	485	3.28%	72,625	586	3.21%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,390,464	998	0.28%	911,160	673	0.29%
Total interest earning assets	4,778,574	40,010	3.32%	4,203,902	36,375	3.44%
Cash and due from banks	37,963			36,505
Premises and equipment, net	9,962			9,884
Goodwill and other intangible assets	182,501			185,879
Other assets	130,239			126,242
Total assets	$5,139,239			$4,562,412
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,835,219			$1,700,972

Demand, interest-bearing	1,142,762	473	0.16%	934,892	506	0.22%
Savings and money market	1,234,109	513	0.16%	1,052,800	762	0.29%
Time deposits — under $100	14,721	7	0.19%	17,298	16	0.37%
Time deposits — $100 and over	132,247	147	0.44%	121,949	219	0.71%
CDARS — interest-bearing demand, money
market and time deposits	37,257	1	0.01%	18,741	1	0.02%
Total interest-bearing deposits	2,561,096	1,141	0.18%	2,145,680	1,504	0.28%
Total deposits	4,396,315	1,141	0.10%	3,846,652	1,504	0.16%

Subordinated debt, net of issuance costs	39,851	583	5.80%	39,663	583	5.85%
Short-term borrowings	55	1	7.21%	96	—	0.00%
Total interest-bearing liabilities	2,601,002	1,725	0.26%	2,185,439	2,087	0.38%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,436,221	1,725	0.15%	3,886,411	2,087	0.21%
Other liabilities	117,006			99,866
Total liabilities	4,553,227			3,986,277
Shareholders’ equity	586,012			576,135
Total liabilities and shareholders’ equity	$5,139,239			$4,562,412

Net interest income / margin		38,285	3.18%		34,288	3.24%
Less tax equivalent adjustment		(103)			(123)
Net interest income		$38,182			$34,165

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $2,809,000 for the third quarter of 2021 (of which $2,508,000 was from PPP loans), compared to $1,441,000 for the third quarter of 2020 (of which $1,305,000 was from PPP loans). Prepayment fees totaled $1,282,000 for the third quarter of 2021, compared to $154,000 for the third quarter of 2020.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$2,729,319	103,482	5.07%	$2,623,672	$100,262	5.10%
Securities — taxable	491,832	5,992	1.63%	610,590	9,584	2.10%
Securities — exempt from Federal tax (3)	62,454	1,538	3.29%	76,371	1,845	3.23%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,343,248	2,611	0.26%	671,753	3,022	0.60%
Total interest earning assets (3)	4,626,853	113,623	3.28%	3,982,386	114,713	3.85%
Cash and due from banks	40,401			39,575
Premises and equipment, net	10,158			9,198
Goodwill and other intangible assets	183,262			186,697
Other assets	127,402			126,211
Total assets	$4,988,076			$4,344,067
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,786,035			$1,600,522

Demand, interest-bearing	1,103,114	1,429	0.17%	875,501	1,573	0.24%
Savings and money market	1,184,108	1,613	0.18%	994,315	2,470	0.33%
Time deposits — under $100	15,315	24	0.21%	17,964	56	0.42%
Time deposits — $100 and over	132,347	482	0.49%	127,360	801	0.84%
CDARS — interest-bearing demand, money
market and time deposits	31,295	4	0.02%	16,894	4	0.03%
Total interest-bearing deposits	2,466,179	3,552	0.19%	2,032,034	4,904	0.32%
Total deposits	4,252,214	3,552	0.11%	3,632,556	4,904	0.18%

Subordinated debt, net of issuance costs	39,804	1,731	5.81%	39,617	1,737	5.86%
Short-term borrowings	42	1	3.18%	162	—	0.00%
Total interest-bearing liabilities	2,506,025	5,284	0.28%	2,071,813	6,641	0.43%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,292,060	5,284	0.16%	3,672,335	6,641	0.24%
Other liabilities	113,265			95,690
Total liabilities	4,405,325			3,768,025
Shareholders’ equity	582,751			576,042
Total liabilities and shareholders’ equity	$4,988,076			$4,344,067

Net interest income (3) / margin		108,339	3.13%		108,072	3.62%
Less tax equivalent adjustment (3)		(323)			(387)
Net interest income		$108,016			$107,685

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $8,609,000 for the first nine months of 2021 (of which $7,784,000 was from PPP loans), compared to $2,353,000 for the first nine months of 2020 (of which $1,942,000 was from PPP loans). Prepayment fees totaled $2,303,000 for the first nine months of 2021, compared to $864,000 for the first nine months of 2020.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,350	$2,222	$3,572
Securities — taxable	31	(192)	(161)
Securities — exempt from Federal tax (1)	(115)	14	(101)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	355	(30)	325
Total interest income on interest-earning assets	1,621	2,014	3,635

Expense from the interest-bearing liabilities:
Demand, interest-bearing	96	(129)	(33)
Savings and money market	88	(337)	(249)
Time deposits — under $100	(1)	(8)	(9)
Time deposits — $100 and over	12	(84)	(72)
CDARS — interest-bearing demand, money market
and time deposits	1	(1)	—
Subordinated debt, net of issuance costs	3	(3)	—
Short-term borrowings	(1)	2	1
Total interest expense on interest-bearing liabilities	198	(560)	(362)
Net interest income	$1,423	$2,574	3,997
Less tax equivalent adjustment			20
Net interest income			$4,017

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$3,990	$(770)	$3,220
Securities — taxable	(1,452)	(2,140)	(3,592)
Securities — exempt from Federal tax (1)	(341)	34	(307)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,305	(1,716)	(411)
Total interest income on interest-earning assets	3,502	(4,592)	(1,090)

Expense from the interest-bearing liabilities:
Demand, interest-bearing	316	(460)	(144)
Savings and money market	274	(1,131)	(857)
Time deposits — under $100	(4)	(28)	(32)
Time deposits — $100 and over	15	(334)	(319)
CDARS — interest-bearing demand, money market
and time deposits	1	(1)	—
Subordinated debt, net of issuance costs	9	(15)	(6)
Short-term borrowings	(3)	4	1
Total interest expense on interest-bearing liabilities	608	(1,965)	(1,357)
Net interest income	$2,894	$(2,627)	267
Less tax equivalent adjustment			64
Net interest income			$331

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

The Company’s fully tax equivalent (“FTE”) net interest margin, expressed as a percentage of average earning assets, contracted 6 basis points to 3.18% for the third quarter of 2021, from 3.24% for the third quarter of 2020, primarily due to declines in the average yields on investment securities and overnight funds, partially offset by an increase in the average yield on loans supported by higher loan prepayment fees and fees on PPP loans, an increase in the accretion of the loan purchase discount into interest income from acquired loans, and a decline in the cost of interest-bearing liabilities.

For the first nine months of 2021, the net interest margin contracted 49 basis points to 3.13%, compared to 3.62% for the first nine months of 2020, primarily due to declines in the average yields on loans, investment securities, and overnight funds, partially offset by an increase in the accretion of the loan purchase discount into interest income from acquired loans, and higher interest and fee income from PPP loans and prepayment fees.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	September 30, 2021			September 30, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,361,442	$26,062	4.38%	$2,266,227	$23,654	4.63%
Prepayment fees	—	1,282	0.22%	—	154	0.03%
PPP loans	218,098	548	1.00%	324,518	816	1.00%
PPP fees, net	—	2,508	4.56%	—	1,305	1.60%
Bay View Funding factored receivables	50,674	2,815	22.04%	40,300	2,431	24.00%
Residential mortgages	141,073	1,019	2.87%	29,399	180	2.44%
Purchased CRE loans	9,177	91	3.93%	22,603	195	3.43%
Loan fair value mark / accretion	(8,923)	1,882	0.32%	(13,353)	1,200	0.21%
Total loans (includes loans held-for-sale)	$2,771,541	$36,207	5.18%	$2,669,694	$32,635	4.86%

The average yield on the loan portfolio increased to 5.18% for the third quarter of 2021, compared to 4.86% for the third quarter of 2020, primarily due to higher fees on PPP loans and prepayment fees, and an increase in the accretion of the loan purchase discount into interest income from acquired loans, partially offset by a decline in the core bank and asset-based lending average yield.

	For the Quarter Ended			For the Quarter Ended
	September 30, 2021			December 31, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,361,442	$26,062	4.38%	$2,256,944	$26,091	4.60%
Prepayment fees	—	1,282	0.22%	—	257	0.05%
PPP loans	218,098	548	1.00%	313,335	787	1.00%
PPP fees, net	—	2,508	4.56%	—	1,935	2.46%
Bay View Funding factored receivables	50,674	2,815	22.04%	50,720	2,856	22.40%
Residential mortgages	141,073	1,019	2.87%	24,955	118	1.88%
Purchased CRE loans	9,177	91	3.93%	20,854	176	3.36%
Loan fair value mark / accretion	(8,923)	1,882	0.32%	(12,017)	687	0.12%
Total loans (includes loans held-for-sale)	$2,771,541	$36,207	5.18%	$2,654,791	$32,907	4.93%

The average yield on the total loan portfolio decreased to 5.18% for the third quarter of 2021, compared to 4.93% for the fourth quarter of 2020, primarily due to higher fees on PPP loans and prepayment fees, and an increase in the accretion of the loan purchase discount into interest income from acquired loans.

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,293,892	$76,629	4.47%	$2,351,369	$83,440	4.74%
Prepayment fees	—	2,303	0.13%	—	864	0.05%
PPP loans	290,253	2,163	1.00%	186,497	1,398	1.00%
PPP fees, net	—	7,784	3.59%	—	1,942	1.39%
Bay View Funding factored receivables	49,263	8,237	22.36%	44,102	7,871	23.84%
Residential mortgages	92,680	2,118	3.06%	31,224	607	2.60%
Purchased CRE loans	13,618	372	3.65%	25,152	655	3.48%
Loan fair value mark / accretion	(10,387)	3,876	0.23%	(14,672)	3,485	0.20%
Total loans (includes loans held-for-sale)	$2,729,319	$103,482	5.07%	$2,623,672	$100,262	5.10%

The average yield on the loan portfolio decreased to 5.07% for the first nine months of 2021, compared to 5.10% for the first nine months of 2020, primarily due to decreases in the prime rate on loans, and increases in the average balances of lower yielding PPP loans and purchased residential mortgages, partially offset by increases in interest and fees on PPP loans, prepayment fees, and in the accretion of the loan purchase discount into interest income from acquired loans.

In aggregate, the original total net purchase discount on loans from the Focus, Tri-Valley, United American, and Presidio loan portfolios was $25.2 million. In aggregate, the remaining net purchase discount on total loans acquired was $8.3 million at September 30, 2021.

The average cost of total deposits was 0.10% for the third quarter of 2021, compared to 0.16% for the third quarter of 2020. The cost of total deposits was 0.11% for the nine months of 2021, compared to 0.18% for the first nine months of 2020.

Net interest income, before provision for credit losses on loans, increased 12% to $38.2 million for the third quarter of 2021, compared to $34.2 million for the third quarter of 2020. Net interest income, before provision for credit losses on loans increased to $108.0 million for the first nine months of 2021, compared to $107.7 million for the first nine months of 2020, primarily due to higher income and fees on PPP loans and prepayment fees, and an increase in the accretion of the loan purchase discount into interest income from acquired loans, partially offset by decreases in the prime rate and decreases in yields on investment securities and overnight funds.

Provision for Credit Losses on Loans

Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses on loans through charges to earnings, which are presented in the statements of income as the provision for credit losses on loans. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses on loans is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for credit losses on loans and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for credit losses on loans and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. The provision for credit losses on loans and level of allowance for each period are also dependent on forecast data for the state of California including GDP and unemployment rate projections.

During the third quarter of 2021, there was a $514,000 negative provision for credit losses on loans, primarily due to recoveries of previously charged-off loans, improved economic forecasts and reductions in specific allocations on impaired loans, compared to a $197,000 provision for credit losses on loans taken in the third quarter of 2020. There was a $2.5 million negative provision for credit losses on loans for the nine months ended September 30, 2021, compared to a $14.6 million provision for credit losses on loans for the nine months ended September 30, 2020. The higher provision for credit losses on loans for the first nine months of 2020 was driven primarily by a significantly deteriorated economic outlook resulting from the Coronavirus pandemic. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Performance” and “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	September 30,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Gain on sales of SBA loans	$594	$400	$194	49%
Service charges and fees on deposit accounts	584	632	(48)	(8)%
Increase in cash surrender value of life insurance	470	464	6	1%
Servicing income	129	187	(58)	(31)%
Gain on proceeds from company owned life insurance	109	—	109	N/A
Other	522	912	(390)	(43)%
Total	$2,408	$2,595	$(187)	(7)%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Gain on sales of SBA loans	$1,227	$467	$760	163%
Service charges and fees on deposit accounts	1,844	2,251	(407)	(18)%
Increase in cash surrender value of life insurance	1,384	1,380	4	0%
Servicing income	415	575	(160)	(28)%
Gain on proceeds from company owned life insurance	571	—	571	N/A
Gain on the disposition of foreclosed assets	—	791	(791)	(100)%
Gain on sales of securities	—	270	(270)	(100)%
Other	1,437	2,132	(695)	(33)%
Total	$6,878	$7,866	$(988)	(13)%

Total noninterest income was $2.4 million for the third quarter of 2021, compared to $2.6 million for the third quarter of 2020. For the nine months ended September 30, 2021, noninterest income decreased to $6.9 million, compared to $7.9 million for the nine months ended September 30, 2020, primarily as a result of lower service charges and fees on deposits during the first nine months of 2021, and a $791,000 gain on disposition of foreclosed assets, a $335,000 realized gain on warrants exercised, and a $270,000 gain on sale of securities during the first nine months of 2020. These decreases were partially offset by a higher gain on sales of SBA loans and a $571,000 gain on proceeds for company owned life insurance during the first nine months of 2021.

A portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the third quarter of 2021, SBA loan sales resulted in a $594,000 gain, compared to a $400,000 gain on sales of SBA loans for the third quarter of 2020. For the nine months ended September 30, 2021, SBA loan sales resulted in a $1.2 million gain, compared to a $467,000 gain on sales of SBA loans for the nine months ended September 30, 2020.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	September 30,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$12,461	$11,967	$494	4%
Occupancy and equipment	2,151	2,283	(132)	(6)%
Professional fees	1,211	1,352	(141)	(10)%
Insurance expense	949	591	358	61%
Amortization of intangible assets	754	965	(211)	(22)%
Data processing	507	463	44	10%
Reserve for litigation	500	—	500	N/A
Software subscriptions	461	641	(180)	(28)%
Client services	424	167	257	154%
Other, excluding merger-related costs	2,420	2,722	(302)	(11)%
Total noninterest expense, excluding merger-related costs	21,838	21,151	687	3%
Other merger-related costs (1)	(7)	17	(24)	(141)%
Total noninterest expense, including merger-related costs	$21,831	$21,168	$663	3%

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2021 versus 2020
	2021	2020	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$38,991	$38,114	$877	2%
Occupancy and equipment	6,672	5,821	983	28%
Professional fees	4,701	3,942	759	19%
Insurance expense	2,273	1,625	648	40%
Amortization of intangible assets	2,241	2,787	(546)	(20)%
Data processing	1,624	2,218	(594)	(27)%
Reserve for litigation	4,500	—	4,500	N/A
Software subscriptions	1,438	2,276	(838)	(37)%
Client services	1,076	650	426	66%
Other, excluding merger-related costs	7,307	8,021	(714)	(9)%
Total noninterest expense, excluding merger-related costs	70,823	65,454	5,501	8%
Salaries and employee benefits merger-related costs (2)	—	356	(356)	(100)%
Other merger-related costs (1)	27	2,144	(2,117)	(99)%
Total noninterest expense, including merger-related costs	$70,850	$67,954	$3,028	4%

(1)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.
(2)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended September 30,
		Percent of		Percent of
	2021	Total	2020	Total

	(Dollars in thousands)
Salaries and employee benefits	$12,461	57%	$11,967	56%
Occupancy and equipment	2,151	10%	2,283	11%
Professional fees	1,211	6%	1,352	6%
Insurance expense	949	4%	591	3%
Amortization of intangible assets	754	4%	965	5%
Data processing	507	2%	463	2%
Reserve for litigation	500	2%	—	0%
Software subscriptions	461	2%	641	3%
Client services	424	2%	167	1%
Other, excluding merger-related costs	2,420	11%	2,722	13%
Total noninterest expense, excluding merger-related costs	21,838	100%	21,151	100%
Other merger-related costs (1)	(7)	0%	17	0%
Total noninterest expense, including merger-related costs	$21,831	100%	$21,168	100%

	Nine Months Ended September 30,
		Percent		Percent
	2021	of Total	2020	of Total

	(Dollars in thousands)
Salaries and employee benefits	$38,991	55%	$38,114	56%
Occupancy and equipment	6,672	10%	5,821	9%
Professional fees	4,701	7%	3,942	6%
Insurance expense	2,273	3%	1,625	2%
Amortization of intangible assets	2,241	3%	2,787	4%
Data processing	1,624	2%	2,218	3%
Reserve for litigation	4,500	6%	—	0%
Software subscriptions	1,438	2%	2,276	3%
Client services	1,076	2%	650	1%
Other, excluding merger-related costs	7,307	10%	8,021	12%
Total noninterest expense, excluding merger-related costs	70,823	100%	65,454	96%
Salaries and employee benefits merger-related costs (2)	—	0%	356	1%
Other merger-related costs (1)	27	0%	2,144	3%
Total noninterest expense, including merger-related costs	$70,850	100%	$67,954	100%

(1)Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

(2)Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.

Total noninterest expense for the third quarter of 2021 increased to $21.8 million, compared to $21.2 million for the third quarter of 2020, primarily due to higher salaries and employee benefits and insurance expense during the third quarter of 2021. Noninterest expense for the nine months ended September 30, 2021 increased to $70.9 million, compared to $68.0 million for the nine months ended September 30, 2020, primarily due to a $4.0 million reserve for a litigation matter that settled in the second quarter of 2021, higher severance, professional fees, occupancy and equipment, and insurance expense, partially offset by higher merger-related costs during the first nine months of 2020.

Full time equivalent employees were 325, and 342, and 331, at September 30, 2021, September 30, 2020, and December 31, 2020, respectively.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Effective income tax rate	28.8%	27.3%	27.5%	28.3%

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

The Company’s Federal and state income tax expense for the third quarter of 2021 was $5.6 million, compared to $4.2 million for the third quarter of 2020. The Company’s Federal and state income tax expense for the nine months ended September 30, 2021 was $12.8 million, compared to $9.3 million for the nine months ended September 30, 2020.

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

The Company had net deferred tax assets of $25.3 million at September 30, 2021, $27.8 million at September 30, 2020, and $28.2 million at December 31, 2020. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2021, September 30, 2020, and December 31, 2020 will be fully realized in future years.

FINANCIAL CONDITION

At September 30, 2021, total assets increased 19% to $5.46 billion, compared to $4.61 billion at September 30, 2020, and increased 18% from $4.63 billion at December 31, 2020. Total deposits at September 30, 2021 included $336.0 million of temporary deposits from one customer held in a money market account that were received late in the third quarter of 2021, resulting in higher overnight funds.

Securities available-for-sale, at fair value, were $121.0 million at September 30, 2021, a decrease of 59% from $294.4 million at September 30, 2020, and a decrease of 49% from $235.8 million at December 31, 2020. Securities held-to-maturity, at amortized cost, were $537.3 million at September 30, 2021, an increase of 82% from $295.6 million at September 30, 2020, and an increase of 81% from $297.4 million at December 31, 2020.

Loans, excluding loans held-for-sale, increased $135.8 million, or 5%, to $2.83 billion at September 30, 2021, compared to $2.70 billion at September 30, 2020, and increased $213.6 million, or 8%, compared to $2.62 billion at December 31, 2020. Total loans at September 30, 2021 included $164.5 million of PPP loans, compared to $323.6 million at September 30, 2020, and $290.7 million at December 31, 2020. Total loans at September 30, 2021 included $211.5 million of residential mortgages, compared to $91.1 million at September 30, 2020 and $85.1 million at December

31, 2020. At September 30, 2021, loans, excluding PPP loans and purchased residential mortgage loans, increased by $170.9 million, or 7%, from September 30, 2020, and increased by $211.8 million, or 9%, from December 31, 2020.

Total deposits increased $836.0 million, or 21%, to $4.73 billion at September 30, 2021, compared to $3.89 billion at September 30, 2020. Total deposits increased $811.9 million, or 21%, from $3.91 billion at December 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $815.3 million, or 22%, to $4.55 billion at September 30, 2021, compared to $3.73 billion at September 30, 2020. Deposits, excluding all time deposits and CDARS deposits increased $805.9 million, or 22%, compared to $3.74 billion at December 31, 2020.

Total deposits at September 30, 2021 included $336.0 million of temporary deposits from one customer held in a money market account. Excluding the $336.0 million temporary deposits, total deposits increased $500.0 million, or 13%, to $4.39 billion at September 30, 2021, compared to $3.89 billion at September 30, 2020, and increased $475.9 million, or 12%, from $3.91 billion at December 31, 2020. Deposits, excluding the $336.0 million in temporary deposits as well as all time deposits and CDARS deposits, increased $479.3 million, or 13%, to $4.21 billion at September 30, 2021, compared to $3.73 billion at September 30, 2020, and increased $469.9 million, or 13%, compared to $3.74 billion at December 31, 2020.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2021	2020	2020

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$115,996	$203,609	$175,326
U.S. Treasury	5,004	90,829	60,448
Total	$121,000	$294,438	$235,774
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$480,333	$223,453	$228,652
Municipals — exempt from Federal tax	56,997	72,211	68,791
Total	$537,330	$295,664	$297,443

The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2021:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$648	2.25%	$115,348	1.90%	$—	N/A	$—	N/A	$115,996	1.90%
U.S. Treasury	5,004	2.91%	—	N/A	—	N/A	—	N/A	5,004	2.91%
Total	$5,652	2.83%	$115,348	1.90%	$—	N/A	$—	N/A	$121,000	1.94%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$4,710	0.49%	$121,502	1.90%	$247,008	1.59%	$107,113	1.73%	$480,333	1.69%
Municipals — exempt from Federal tax (1)	32,168	3.26%	24,829	3.38%	—	N/A	—	N/A	56,997	3.31%
Total	$36,878	2.91%	$146,331	2.16%	$247,008	1.59%	$107,113	1.73%	$537,330	1.86%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

During the third quarter of 2021, the Company purchased $140.5 million of agency mortgage-backed securities (securities held-to-maturity), with an average book yield of 1.43% and an average life of 5.50 years. During the first nine months of 2021, the Company purchased $322.3 million of agency mortgage-backed securities (securities held-to-maturity), with an average book yield of 1.49% and an average life of 5.67 years. During the first nine months of 2021, the Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 52% of total assets at September 30, 2021, represented 59% at September 30, 2020, and represented 57% at December 31, 2020. The loan to deposit ratio was 59.94% at September 30, 2021, compared to 69.32% at September 30, 2020, and 66.91% at December 31, 2020.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2021		September 30, 2020		December 31, 2020
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$578,944	20%	$574,359	21%	$555,707	21%
SBA PPP loans	164,506	6%	323,550	12%	290,679	11%
Real estate:
CRE - owner occupied	580,624	20%	561,528	21%	560,362	21%
CRE - non-owner occupied	829,022	29%	713,563	27%	693,103	27%
Land and construction	141,277	5%	142,632	5%	144,594	6%
Home equity	106,690	4%	111,468	4%	111,885	4%
Multifamily	205,952	7%	169,791	6%	166,425	6%
Residential mortgages	211,467	8%	91,077	3%	85,116	3%
Consumer and other	20,106	1%	17,511	1%	18,116	1%
Total Loans	2,838,588	100%	2,705,479	100%	2,625,987	100%
Deferred loan fees, net	(5,729)	—	(8,463)	—	(6,726)	—
Loans, net of deferred fees	2,832,859	100%	2,697,016	100%	2,619,261	100%
Allowance for credit losses on loans	(43,680)		(45,422)		(44,400)
Loans, net	$2,789,179		$2,651,594		$2,574,861

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and commercial real estate (“CRE”), with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 73% of its gross loans were secured by real property at September 30, 2021, compared to 66% at September 30, 2020, and 67% at December 31, 2020. While no

specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the nine months ended September 30, 2021 and 2020, loans were sold resulting in a gain on sales of SBA loans of $1.2 million and $467,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 36 days for the first nine months of 2021, compared to 37 days for the first nine months of 2020. The balance of the purchased receivables was $56.7 million at September 30, 2021, compared to $47.7 million at September 30, 2020 and $47.2 million at December 31, 2020.

The commercial loan portfolio, excluding PPP loans, increased $4.6 million, or 1%, to $578.9 million at September 30, 2021, from $574.3 million at September 30, 2020 and increased $23.2 million, or 4%, from $555.7 million at December 31, 2020. Commercial and industrial (“C&I”) line usage was 27% at September 30, 2021, and 28% at September 30, 2020 and December 31, 2020.

In addition, the Company had $164.5 million in PPP loans at September 30, 2021, compared to $323.6 million at September 30, 2020 and $290.7 million at December 31, 2020.

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

The CRE owner-occupied loan portfolio increased $19.1 million, or 3%, to $580.6 million at September 30, 2021, from $561.5 million at September 30, 2020, and increased $20.3 million, or 4%, from $560.3 million at December 31, 2020. CRE non-owner occupied loans increased $115.4 million, or 16%, to $829.0 million, compared to $713.6 million at September 30, 2020, and increased $135.9 million, or 20% from $693.1 million at December 31, 2020. At September 30, 2021, 41% of the CRE loan portfolio was secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased $1.3 million, or (1%), to $141.3 million at September 30, 2021, compared to $142.6 million at September 30, 2020, and decreased $3.3 million, or (2%), from $144.6 million at December 31, 2020.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased $4.8 million, or (4%), to $106.7 million at September 30, 2021, compared to $111.5 million at September 30, 2020, and decreased $5.2 million, or (5%), from $111.9 million at December 31, 2020.

Multifamily loans increased $36.1 million, or 21%, to $205.9 million, at September 30, 2021, compared to $169.8 million at September 30, 2020, and increased $39.5 million, or 24%, from $166.4 million at December 31, 2020.

From time to time the Company has purchased single family residential mortgage loans. Residential mortgage loans increased $120.4 million, or 132%, to $211.5 million at September 30, 2021, compared to $91.1 million at September 30, 2020, and increased $126.4 million, or 148% from $85.1 million at December 31, 2020. The increase in residential mortgage loans at September 30, 2021, compared to September 30, 2020 and December 31, 2020, was the result of the purchase of single family residential mortgage loan portfolios during the second and third quarters of 2021. During the third quarter of 2021, the Company purchased a single family residential mortgage loan portfolio totaling $41.9 million, tied to homes all located in California, with an average principal balance of $974,000, and a weighted average yield of approximately 2.92% (net of servicing fees). During the second quarter of 2021, the Company purchased two single family residential mortgage loan portfolios totaling $140.0 million, tied to homes all located in California, with an average principal balance of $585,000, and a weighted average yield of approximately 3.37% (net of servicing fees).

Consumer and other loans increased $2.6 million, or 15%, to $20.1 million at September 30, 2021, compared to $17.5 million at September 30, 2020, and increased $2.0 million, or 11% from $18.1 million at December 31, 2020.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $97.8 million and $163.0 million at September 30, 2021, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of September 30, 2021. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2021, approximately 42% of the Company’s loan portfolio consisted of floating interest rate loans. Excluding fixed-rate PPP loans, approximately 44% of the Company’s loan portfolio consisted of floating interest rate loans as of September 30, 2021.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$95,602	$416,079	$67,263	$578,944
SBA PPP loans	5,795	158,711	—	164,506
Real estate:
CRE - owner occupied	118,122	127,719	334,783	580,624
CRE - non-owner occupied	223,918	179,668	425,436	829,022
Land and construction	133,780	1,530	5,967	141,277
Home equity	106,593	—	97	106,690
Multifamily	7,507	74,483	123,962	205,952
Residential mortgages	4,350	26,092	181,025	211,467
Consumer and other	17,395	1,261	1,450	20,106
Loans	$713,062	$985,543	$1,139,983	$2,838,588

Loans with variable interest rates	$648,465	$373,146	$167,190	$1,188,801
SBA PPP loans with fixed interest rates	5,795	158,711	—	164,506
Other loans with fixed interest rates	58,802	453,686	972,793	1,485,281
Loans	$713,062	$985,543	$1,139,983	$2,838,588

Loan Servicing

As of September 30, 2021 and 2020, $72.6 million and $82.4 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Beginning of period balance	$528	$479	$531	$583
Additions	127	111	268	128
Amortization	(65)	(51)	(209)	(172)
End of period balance	$590	$539	$590	$539

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2021 and 2020, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Beginning of period balance	$274	$482	$305	$503
Unrealized holding (loss) gain	(28)	9	(59)	(12)
End of period balance	$246	$491	$246	$491

Credit Quality and Allowance for Credit Losses on Loans

Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, downturns in national and regional economies and declines in overall asset values including real estate collateral values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $9.1 million and $6.2 million September 30, 2021 and December 31, 2020, respectively, of which $1.7 million were on nonaccrual at September 30, 2021 and $1.9 million at December 31, 2020. At September 30, 2021, there were also $2.4 million loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2020, there were also $5.9 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,		December 31,
	2021	2020	2020

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$4,091	$9,661	$7,788
Restructured and loans 90 days past due and
still accruing	642	601	81
Total nonperforming loans	4,733	10,262	7,869
Foreclosed assets	—	—	—
Total nonperforming assets	$4,733	$10,262	$7,869

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.17%	0.38%	0.30%
Nonperforming assets as a percentage of total assets	0.09%	0.22%	0.17%

Nonperforming assets were $4.7 million, or 0.09% of total assets, at September 30, 2021, compared to $10.3 million, or 0.22% of total assets, at September 30, 2020, and $7.9 million, or 0.17% of total assets, at December 31, 2020.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at September 30, 2021:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$89	$1,216	$157	$1,462
Real estate:
CRE - Owner Occupied	1,136	—	—	1,136
CRE - Non-Owner Occupied	—	—	485	485
Home equity	94	—	—	94
Multifamily	1,149	—	—	1,149
Consumer and other	407	—	—	407
Total	$2,875	$1,216	$642	$4,733

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at December 31, 2020:

			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

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

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at September 30, 2021:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Total

	(Dollars in thousands)
Commercial	$25	$1,191	$1,216
Total	$25	$1,191	$1,216

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at December 31, 2020:

	Collateral Type
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

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

Classified loans decreased to $31.9 million, or 0.58% of total assets, at September 30, 2021, compared to $33.0 million, or 0.72% of total assets, at September 30, 2020 and decreased from $34.0 million, or 0.73% of total assets at December 31, 2020. Deferrals included in classified assets total $1.3 million at September 30, 2021.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the value of underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or on other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $164.5 million of PPP loans at September 30, 2021, $323.6 million at September 30, 2020 and $290.7 million at December 31, 2020. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA at September 30, 2021, September 30, 2020, and December 31, 2020.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956
Charge-offs	(65)	-	-	-	-	-	-	-	(65)
Recoveries	263	4	-	-	36	-	-	-	303
Net recoveries	198	4	-	-	36	-	-	-	238
Provision for (recapture of) credit losses on loans	(822)	57	665	(112)	(94)	(61)	(97)	(50)	(514)
End of period balance	$10,233	$8,267	$17,150	$2,024	$1,011	$2,889	$1,871	$235	$43,680

	Three Months Ended September 30, 2020
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$13,179	$8,547	$15,449	$2,552	$1,851	$1,828	$825	$1,213	$45,444
Charge-offs	(502)	-	-	-	-	-	-	(96)	(598)
Recoveries	343	-	-	19	16	-	-	1	379
Net (charge-offs) recoveries	(159)	-	-	19	16	-	-	(95)	(219)
Provision for (recapture of) credit losses on loans	(220)	736	(124)	(27)	14	21	(46)	(157)	197
End of period balance	$12,800	$9,283	$15,325	$2,544	$1,881	$1,849	$779	$961	$45,422

	Nine Months Ended September 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(433)	-	-	-	-	-	-	-	(433)
Recoveries	1,191	12	-	884	75	-	-	70	2,232
Net recoveries	758	12	-	884	75	-	-	70	1,799
Provision for (recapture of) credit losses on loans	(2,112)	(305)	734	(1,369)	(361)	85	928	(119)	(2,519)
End of period balance	$10,233	$8,267	$17,150	$2,024	$1,011	$2,889	$1,871	$235	$43,680

	Nine Months Ended September 30, 2020
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,637)	-	-	-	-	-	-	(99)	(1,736)
Recoveries	598	1	-	51	70	-	-	2	722
Net (charge-offs) recoveries	(1,039)	1	-	51	70	-	-	(97)	(1,014)
Provision for (recapture of) credit losses on loans	7,049	2,288	3,653	1,035	490	596	101	(631)	14,581
End of period balance	$12,800	$9,283	$15,325	$2,544	$1,881	$1,849	$779	$961	$45,422

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

Allocation of Allowance for Credit Losses on Loans

	September 30,
	2021		2020		December 31, 2020
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$10,233	26%	$12,800	33%	$11,587	32%
Real estate:
CRE - owner occupied	8,267	20%	9,283	21%	8,560	21%
CRE - non-owner occupied	17,150	29%	15,325	27%	16,416	27%
Land and construction	2,024	5%	2,544	5%	2,509	6%
Home equity	1,011	4%	1,881	4%	1,297	4%
Multifamily	2,889	7%	1,849	6%	2,804	6%
Residential mortgages	1,871	8%	779	3%	943	3%
Consumer and other	235	1%	961	1%	284	1%
Total	$43,680	100%	$45,422	100%	$44,400	100%

The ACLL totaled $43.7 million, or 1.54% of total loans at September 30, 2021. The ACLL was $45.4 million, or 1.68% of total loans at September 30, 2020, and $44.4 million, or 1.70% of total loans at December 31, 2020. The ACLL was 922.88% of nonperforming loans at September 30, 2021, compared to 442.62% of nonperforming loans at September 30, 2020, and 564.24% of nonperforming loans at December 31, 2020. The ACLL to total loans, excluding PPP loans, was 1.63% at September 30, 2021, 1.91% at September 30, 2020, and 1.90% at December 31, 2020. The Company had net recoveries of $238,000, or (0.03%) of average loans, for the third quarter of 2021, compared to net charge-offs of $219,000, or 0.03% of average loans, for the third quarter of 2020 and net recoveries of $326,000, or (0.05%) of average loans for the fourth quarter of 2020.

The following table shows the drivers of change in ACLL under CECL for each of the first nine months of 2021:

DRIVERS OF CHANGE IN ACLL UNDER CECL
(in $000’s, unaudited)
ACLL at December 31, 2020	$44,400
Net recoveries during the first quarter of 2021	1,408
Portfolio changes during the first quarter of 2021	313
Economic factors during the first quarter of 2021	(1,825)
ACLL at March 31, 2021	44,296
Net recoveries during the second quarter of 2021	153
Portfolio changes during the second quarter of 2021	2,153
Economic factors during the second quarter of 2021	(2,646)
ACLL at June 30, 2021	$43,956
Net recoveries during the third quarter of 2021	238
Portfolio changes during the third quarter of 2021	2,485
Qualitative and quantitative changes during the third
quarter of 2021 including changes in economic forecasts	(2,999)
ACLL at September 30, 2021	$43,680

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $35.7 million on its consolidated statement of financial condition at September 30, 2021, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2021		September 30, 2020		December 31, 2020
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,804,965	38%	$1,698,027	44%	$1,661,655	42%
Demand, interest-bearing	1,141,944	24%	926,041	24%	960,179	24%
Savings and money market	1,600,754	34%	1,108,252	28%	1,119,968	29%
Time deposits — under $250	39,628	1%	46,684	1%	45,027	1%
Time deposits — $250 and over	103,046	2%	92,276	2%	103,746	3%
CDARS — interest-bearing demand,
money market and time deposits	36,044	1%	19,121	1%	23,911	1%
Total deposits	$4,726,381	100%	$3,890,401	100%	$3,914,486	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at September 30, 2021, September 30, 2020, and December 31, 2020.

Total deposits increased $836.0 million, or 21%, to $4.73 billion at September 30, 2021, compared to $3.89 billion at September 30, 2020. Total deposits increased $811.9 million, or 21%, from $3.91 billion at December 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $815.3 million, or 22%, to $4.55 billion at September 30, 2021, compared to $3.73 billion at September 30, 2020. Deposits, excluding all time deposits and CDARS deposits increased $805.9 million, or 22%, compared to $3.74 billion at December 31, 2020.

Total deposits at September 30, 2021 included $336.0 million of temporary deposits from one customer held in a money market account. Excluding the $336.0 million temporary deposits, total deposits increased $500.0 million, or 13%, to $4.39 billion at September 30, 2021, compared to $3.89 billion at September 30, 2020, and increased $475.9 million, or 12%, from $3.91 billion at December 31, 2020. Deposits, excluding the $336.0 million in temporary deposits as well as all time deposits and CDARS deposits, increased $479.3 million, or 13%, to $4.21 billion at September 30, 2021, compared to $3.73 billion at September 30, 2020, and increased $469.9 million, or 13%, compared to $3.74 billion at December 31, 2020.

At September 30, 2021, the $36.0 million CDARS deposits comprised $1.0 million of interest-bearing demand deposits, $28.5 million of money market accounts and $6.5 million of time deposits. At September 30, 2020, the $19.1 million CDARS deposits comprised $13.8 million of interest-bearing demand deposits, $762,000 of money market accounts and $4.5 million of time deposits. At December 31, 2020, the $23.9 million CDARS deposits comprised $18.6 million of interest-bearing demand deposits, $663,000 of money market accounts and $4.6 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s time deposits of $250,000 and over, and all CDARS time deposits as of September 30, 2021:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$53,095	48%
Over three months through six months	34,462	31%
Over six months through twelve months	8,188	8%
Over twelve months	13,807	13%
Total	$109,552	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Return on average assets	1.06%	0.98%	0.90%	0.73%
Return on average tangible assets	1.10%	1.02%	0.94%	0.76%
Return on average equity	9.29%	7.73%	7.74%	5.49%
Return on average tangible equity	13.49%	11.41%	11.29%	8.12%
Average equity to average assets ratio	11.40%	12.63%	11.68%	13.26%

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 59.94% at September 30, 2021, compared to 69.32% at September 30, 2020, and 66.91% at December 31, 2020.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term

(over one year) basis. HBC had no overnight borrowings from the FHLB at September 30, 2021, September 30, 2020, and December 31, 2020. HBC had $259.8 million of loans pledged to the FHLB as collateral on an available line of credit of $190.0 million at September 30, 2021, none of which was outstanding. HBC also had $1.8 million of securities pledged to the FHLB as collateral on an available line of credit of $1.7 million at September 30, 2021, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $990.0 million of loans pledged to the FRB as collateral on an available line of credit of $569.3 million at September 30, 2021, none of which was outstanding.

At September 30, 2021, HBC had Federal funds purchased arrangements available of $90.0 million. There were no Federal funds purchased outstanding at September 30, 2021, September 30, 2020, and December 31, 2020.

The Company has a $10.0 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2021.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at September 30, 2021, September 30, 2020, and December 31, 2020.

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

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2021	2020	2020

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$425,834	$404,973	$410,307
Additional Tier 1 capital	—	—	—
Tier 1 Capital	425,834	404,973	410,307
Tier 2 Capital	73,106	74,393	73,563
Total Capital	$498,940	$479,366	$483,870

Risk-weighted assets	$3,299,938	$3,001,350	$2,924,448
Average assets for capital purposes	$4,947,495	$4,363,027	$4,507,032

Capital ratios:
Total Capital	15.1%	16.0%	16.5%
Tier 1 Capital	12.9%	13.5%	14.0%
Common equity Tier 1 Capital	12.9%	13.5%	14.0%
Tier 1 Leverage(1)	8.6%	9.3%	9.1%

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2021	2020	2020

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$443,947	$422,369	$428,109
Additional Tier 1 capital	—	—	—
Tier 1 Capital	443,947	422,369	428,109
Tier 2 Capital	33,228	34,700	33,824
Total Capital	$477,175	$457,069	$461,933

Risk-weighted assets	$3,297,729	$2,999,926	$2,922,577
Average assets for capital purposes	$4,945,289	$4,361,322	$4,505,265

Capital ratios:
Total Capital	14.5%	15.2%	15.8%
Tier 1 Capital	13.5%	14.1%	14.6%
Common Equity Tier 1 Capital	13.5%	14.1%	14.6%
Tier 1 Leverage(1)	9.0%	9.7%	9.5%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At September 30, 2021, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2021, September 30, 2020, and December 31, 2020, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2021, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At September 30, 2021, the Company had total shareholders’ equity of $590.1 million, compared to $577.8 million at September 30, 2020, and $577.9 million at December 31, 2020. At September 30, 2021, total shareholders’ equity included $496.6 million in common stock, $105.2 million in retained earnings, and ($11.7) million of accumulated other comprehensive loss. The book value per share was $9.79 at September 30, 2021, compared to $9.64 at both September 30, 2020 and December 31, 2020. The tangible book value per share was $6.77 at September 30, 2021, compared to $6.55 at September 30, 2020, and $6.57 at December 31, 2020.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

ACCUMULATED OTHER COMPREHENSIVE LOSS	September 30,	December 31,	September 30,
(in $000's, unaudited)	2021	2020	2020
Unrealized gain on securities available-for-sale	$2,435	$3,709	$4,495
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	234	261	271
Split dollar insurance contracts liability	(6,143)	(6,140)	(4,839)
Supplemental executive retirement plan liability	(8,411)	(8,767)	(6,662)
Unrealized gain on interest-only strip from SBA loans	179	220	351
Total accumulated other comprehensive loss	$(11,706)	$(10,717)	$(6,384)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2021. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$69,062	52.4%
+300	$51,891	39.4%
+200	$34,795	26.4%
+100	$17,536	13.3%
0	—	—
−100	$(12,593)	(9.6)%
−200	$(23,731)	(18.0)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at September 30, 2021, the period covered by this report on Form 10-Q.

During the three and nine months ended September 30, 2021, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)

Date: November 5, 2021	/s/ wALTER T. KACZMAREK
Walter T. Kaczmarek
Chief Executive Officer

Date: November 5, 2021	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer