Form 10-K
period 2021-12-31
HERITAGE COMMERCE CORP
filed 2022-03-04
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2021, based upon the closing price on that date of $11.13 per share as reported on the NASDAQ Global Select Market, and 46,172,282 shares held, was approximately $513.9 million.

As of February 10, 2022, there were 60,371,687 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2022 Annual Meeting of Shareholders to be held on May 26, 2022 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2021.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2021

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

These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:

●	geopolitical and domestic political developments that can increase levels of political and economic unpredictability and increase the volatility of financial markets;
●	conditions relating to the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;
●	credit related impairment charges to our securities portfolio;

●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Heritage Commerce Corp (the “Company”);
●	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes and flooding) and other events beyond our control;
●	our participation as a lender in the SBA Paycheck Protection Program (“PPP”) and similar programs and its effect on our liquidity, financial results, businesses and customers, including the ability of customers to comply with requirements and otherwise perform with respect to loans obtained under such programs;
●	our success in managing the risks involved in the foregoing factors.

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

Our principal executive office is located at 224 Airport Parkway, San Jose, California 95110, telephone number: (408) 947-6900.

At December 31, 2021, we had consolidated assets of $5.50 billion, deposits of $4.76 billion and shareholders’ equity of $598.0 million.

When we use “we”, “us”, “our” or the “Company”, we mean the Company on a consolidated basis with Heritage Bank of Commerce. When we refer to “HCC” or the “holding company”, we are referring to Heritage Commerce Corp on a standalone basis. When we use “HBC”, we mean Heritage Bank of Commerce on a standalone basis.

The Internet address of the Company’s website is “http://www.heritagecommercecorp.com,” and the Bank’s website is “http://www.heritagebankofcommerce.com.” The Company makes available free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the Securities and Exchange Commission (“SEC”) website.

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

Heritage Bank of Commerce

HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through seventeen full service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office Main Branch 224 Airport Parkway Suite 100 San Jose, CA 95110	Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 94022

Danville:	Branch Office 387 Diablo Road Danville, CA 94526	Los Gatos:	Branch Office 15575 Los Gatos Boulevard Suite B Los Gatos, CA 95032

Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538	Morgan Hill:	Branch Office 18625 Sutter Boulevard Suite 100 Morgan Hill, CA 95037

Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020	Oakland:*	Branch Office 1111 Broadway Suite 1650 Oakland, CA 94607

Hollister:	Branch Office 351 Tres Pinos Road Suite 102A Hollister, CA 95023	Palo Alto:	Branch Office 325 Lytton Avenue Suite 100 Palo Alto, CA 94301

Livermore	Branch Office 1987 First Street Livermore, CA 94550	Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566

*The estimated commencement date is July 1, 2022.

Redwood City:	Branch Office 2400 Broadway Suite 100 Redwood City, CA 94063	Sunnyvale:	Branch Office 333 W. El Camino Real Suite 150 Sunnyvale, CA 94087

San Francisco:	Branch Office 120 Kearny Street Suite 2300 San Francisco, CA 94108	Walnut Creek:	Branch Office 1990 N. California Boulevard Suite 100 Walnut Creek, CA 94596

San Mateo:	Branch Office 400 S. El Camino Real Suite 150 San Mateo, CA 94402	Bay View Funding:	Administrative Office 224 Airport Parkway Suite 200 San Jose, CA 95110

San Rafael:	Branch Office 999 5th Avenue Suite 100 San Rafael, CA 94901

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

As of December 31, 2021, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial loans 22% (including SBA loans, PPP loans, asset-based lending, and factored receivables); (ii) commercial real estate loans 48%; (iii) land and construction loans 5%; (iv) residential mortgage loans 13%; and (v) consumer and other loans (including home equity and multifamily loans) 12%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

Commercial and Industrial Loans.  Our commercial loan portfolio is comprised of operating secured and unsecured loans advanced for working capital, equipment purchases and other business purposes. Generally short-term loans have maturities ranging from thirty days to one year, and “term loans” have maturities ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating or fixed interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions. In addition, the Company had $88.7 million of PPP loans at December 31, 2021.

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

Residential Mortgage Loans. From time to time the Company has purchased single family residential mortgage loans. Residential mortgage loans outstanding at December 31, 2021 totaled $416.7 million. During the year ended December 31, 2021, the Company purchased single family residential mortgage loans totaling $405.8 million, tied to homes all located in California, with average principal balances of approximately $853,000, and a weighted average yield of approximately 3.14% (net of servicing fees). HBC does not originate first trust deed home mortgage loans or home improvement loans, other than HELOCS.

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

Deposit Products

As a full-service commercial bank, we focus deposit generation on relationship accounts, encompassing non-interest bearing demand, interest bearing demand, and money market accounts. In order to facilitate the generation of non-interest bearing demand deposits, we require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit balances with us as a typical condition of granting loans. We also offer certificates of deposit and savings accounts. We offer a “remote deposit capture” product that allows deposits to be made via computer at the customer’s business location. We also offer customers “e-statements” that allows customers to receive statements electronically, which is more convenient and secure than receiving paper statements.

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

Investments

Our investment policy is established by the Board of Directors. The general investment strategies are developed and authorized by our Strategic Initiatives, Finance and Investment Committee of the Board of Directors. The investment policy is reviewed annually by the Finance and Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the investment policy are to maintain a portfolio of high quality investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, and to provide additional earnings when loan production is low. The policy dictates that investment decisions take into consideration the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors’ Finance and Investment Committee on a monthly basis.

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

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. It is anticipated that the LIBOR index for new contracts will cease by December 31, 2021. However the LIBOR index will continue to be published through June 30, 2023, and it is anticipated that the Subordinated Debt will remain under this LIBOR index until June 30, 2023. The Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, but until the alternative rate is instituted, the SOFR fallback rate is not definitive. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. The Company continues to implement its transition plan toward the cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under Accounting Standards Update No. 2020-04, and does not expect such an adoption to have a material impact on its accounting and disclosures. The Company will continue to assess the impact as the reference rate transition occurs over the next two years.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara county region, the seven counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 400 offices that control a combined 59.49% of deposit market share based on June 30, 2021 FDIC market share data. HBC ranks eighteenth with 0.52% share of total deposits based on June 30, 2021 market share data. Larger institutions have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

Employee Profile

We seek employees from a wide range of backgrounds and experiences for positions through-out our Company with the skills and experience necessary for the success of our business banking model.  We employed 317 full time and 12 part time employees as of December 31, 2021.  We had 326 full time equivalent employees at December 31, 2021, and 331 at December 31, 2020, and 357 at December 31, 2019. The average tenure of all employees, including employees that joined through acquisitions, is nine years.

Diversity, Equity and Inclusion

We strive toward having an engaged, satisfied and diverse team of employees, knowing we are better together with our combined wisdom, intellect and uniqueness where everyone is respected and valued. With a commitment to equity, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we have established a Diversity, Equity and Inclusion Council composed of diverse leaders from the Company charged with review and implementation of our policies, procedures, training and behavior for diversity, equity and inclusion.  We show our commitment to equal employment opportunity through, among other things, a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.  We have engaged an independent consulting firm to survey our staff to better understand our employees’ perspective on our approach to diversity so that we may develop and implement plans in any areas where we may have a shortfall.

Compensation

Our compensation philosophy is driven by our objective to attract and retain the premier talent needed to lead our Company in an extremely competitive environment and to solidly align interests of our employees with those of our shareholders.  Employee compensation is aligned with our overall business strategy, and is structured to drive growth, profitability and long-term value for shareholders. Our compensation philosophy encompasses a broad program that includes competitive base salaries, annual bonus opportunities, Company matched 401(k) Plan contributions and equity awards.

Health and Safety

The health and safety of our employees is paramount and the Company’s success is fundamentally connected with the well-being of our team members. Full time employees are offered partially subsidized health and medical insurance, paid vacation, sick leave, and bereavement leave, standard maternity and medical leave and subsidized health club memberships.

We are and have been taking proactive steps to protect employees during the COVID-19 outbreak. We have been able to simultaneously operate effectively to service our customers and maintain the safety of our employees within the workplace. We identified high risk groups, limited travel, implemented enhanced sanitary procedures, required masks, enforced social distancing, expanded remote working capabilities and access, and have implemented specific procedures for handling any COVID-19 exposure in the workplace in accordance with local health department directives.

Employee Development and Opportunity

Employee development is a critical focus to ensure each person has long term success and opportunities within the Bank. We have standard review processes that include employee feedback, performance assessment and development goals for each position. Learning paths created for specific positions are designed to encourage an employee’s advancement. Additionally, we provide education reimbursement and assist employees on a case by case basis with education costs, education and development programs relevant to their contribution and success at the Bank.  These resources provide employees with support to develop management and skills needed to achieve their career goals and become leaders within our Company. Our policy is to first look to internal candidates to fill open positions.

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

Financial Regulatory Reform

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Most of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, but a few are still subject to rulemaking. Many provisions of Dodd-Frank have affected our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the Dodd-Frank rules and regulations will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain practices required for larger institutions may subsequently become expected “best practices” for smaller institutions. We could see continued attention and resources devoted by the Company to ensure compliance with the statutory and regulatory requirements engendered by Dodd-Frank.

Regulatory Capital Requirements

The Company and HBC are subject to a comprehensive capital framework (the “Capital Rules”) adopted by Federal banking regulators (including the Federal Reserve and the FDIC).  The Capital Rules implement the Basel III framework for strengthening the regulation, supervision and risk management of banks, as well as certain provisions of Dodd-Frank.  The Capital Rules generally recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and HBC exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and HBC made this election in 2015. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for credit losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.

The Capital Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk-based capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution’s total capital to its total risk-weighted assets. The Tier 1 leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category as prescribed by the regulations and given a percentage weight based on the relative risk of that category. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Capital Rules if the regulator determines that the institution’s capital requirements under the Capital Rules are not commensurate with the institution’s credit, market, operational or other risks.

To be adequately capitalized, both the Company and HBC are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, both the Company and HBC are required to maintain a “conservation buffer” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the required minimum levels. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

The Capital Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.

The Capital Rules also prescribe the methods for calculating certain risk-based assets and risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

Heritage Commerce Corp

General. As a bank holding company, HCC is subject to regulation, supervision and periodic examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). HCC is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve laws and regulations, HCC is required to act as a source of financial strength to HBC and to commit resources to support HBC in circumstances where HCC might not otherwise do so.

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

The Sarbanes Oxley Act of 2002.  HCC is subject to the accounting oversight and corporate governance requirements of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).  These include, among others: (i) required executive certification of financial presentations; (ii) increased requirements for board audit committees and their members; (iii) enhanced disclosure of controls and procedures and internal control over financial reporting; (iv) enhanced controls over and reporting of insider trading; and (v) increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

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

Bank holding companies that meet certain qualifications and elect to be treated as financial holding companies may engage in, and affiliate with financial companies engaging in, a broader range of activities than would otherwise be permitted for a bank holding company, including activities that the Federal Reserve deems to be financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and sales; merchant banking; and other activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and that do not pose a safety and soundness risk. HCC has not elected to be a financial holding company, and we have not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by Dodd-Frank and Basel III. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Dodd-Frank codified this policy as a statutory requirement. HCC is required to act as a source of strength to HBC and to commit capital and financial resources to support HBC, including at times when HCC may not be in a financial position to do so. HCC must stand ready to use its available resources to provide adequate capital to HBC during periods of financial stress or adversity. HCC must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting HBC. HCC’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice, a violation of the Federal Reserve’s regulations, or both. The source of strength doctrine most directly affects bank holding companies whose subsidiary bank fails to maintain adequate capital levels. In such situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the bank holding company. In the event of a bank holding company’s bankruptcy, its commitment to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividend Payments, Stock Redemptions and Repurchases. HCC’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies.  As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to adhere to these policies could cause the Federal Reserve to prohibit or limit the payment of dividends by the banking organization because doing so would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. In addition, under the Capital Rules, institutions that seek to pay dividends must maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer. See “Supervision and Regulation—Regulatory Capital Requirements” above.

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

As a California corporation, HCC is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a “retained earnings” test or a “balance sheet” test. Under the “retained earnings” test, HCC may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (i) the amount of the distribution plus (ii) the amount, if any, of dividends in arrears on shares with preferential dividend rights. HCC may also make a distribution under the “balance sheet” test if, immediately after the distribution, the value of its assets equals or exceeds the sum of (i) its total liabilities plus (ii) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, HCC may not make distributions if it is, or as a result of the distribution would be, likely to be unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature. A California corporation may specify in its articles of incorporation that distributions under the retained earnings test or balance sheet test can be made without regard to the preferential rights amount. HCC’s articles of incorporation do not address distributions under either the retained earnings test or the balance sheet test.

Acquisitions, Activities and Change in Control. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company, any bank holding company’s acquisition of more than 5% of a class of voting securities of an unaffiliated bank or bank holding company, or acquisition of all or substantially all of the assets of a bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve considers, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the convenience and needs of the communities to be served, including the applicant’s performance record under the Community Reinvestment Act of 1977, as amended (the “CRA”), compliance with fair housing and other consumer protection laws, and the effectiveness in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.

Subject to certain conditions (including deposit concentration limits established by the BHCA and Dodd-Frank), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with Dodd-Frank, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Capital Requirements” above.

Federal law also prohibits any person or company from acquiring control of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  On January 30, 2020, the Federal Reserve finalized regulations revising the rules for determining control of a banking organization under the BHCA and adopted a tiered framework of presumptions where the level of voting share ownership is assessed in combination with relationship-based factors to determine whether control exists. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.

Under the California Financial Code, any proposed acquisition of control of HBC must be approved by the Commissioner of the DFPI. The California Financial Code defines “control” as the power, directly or indirectly, to direct HBC’s management or policies or to vote 25% or more of any class of HBC’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of HBC’s outstanding voting securities.

Heritage Bank of Commerce

General.  HBC is a California state-chartered commercial bank that is a member of the Federal Reserve System and whose deposits are insured by the FDIC. HBC is subject to regulation, supervision, and regular examination by the DFPI and the Federal Reserve as HBC’s primary federal regulator. The regulations of these agencies govern most aspects of a bank’s business.

Pursuant to the Federal Deposit Insurance Act (the “FDIA”), and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, California banks may conduct certain “financial” activities in a subsidiary to the same extent as a national bank may, provided the bank is and remains “well capitalized,” “well managed” and in satisfactory compliance with the CRA.

HBC is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, HBC is required to own a certain amount of capital stock in the FHLB. As of December 31, 2021, HBC was in compliance with the FHLB’s stock ownership requirement. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

HBC is a member of the FRB of San Francisco. As a member of the FRB, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Both cash and stock dividends received are reported as income.

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

Brokered Deposit Restrictions.  Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2021, HBC was eligible to accept brokered deposits without limitations.

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

Deposit Insurance. HBC is a member of the Deposit Insurance Fund (“DIF”) administered by the FDIC, which insures customer deposit accounts. The amount of federal deposit insurance coverage is $250,000 per depositor, for each account ownership category at each depository institution. The $250,000 amount is subject to periodic adjustments. In order to maintain the DIF, member institutions are assessed insurance premiums based on an insured institution’s average consolidated total assets less its average tangible equity capital.

Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 1.5 to 30 basis points. However, the FDIC has flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In addition, in June 2020, the FDIC adopted a rule to mitigate the effect on deposit insurance assessments resulting from a bank’s participation in certain programs adopted as a result of the coronavirus pandemic. In the future, if the reserve ratio reaches certain levels, these assessment rates will generally be lowered.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2021, HBC paid supervisory assessments to the DFPI totaling $299,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Capital Requirements” above.

Prompt Corrective Action Regulations. The FDIA establishes a framework for regulation of insured depository institutions by federal banking regulators.  As part of that framework, federal banking regulators are required to take “prompt corrective action” with respect to any FDIC-insured depository institutions that do not meet certain capital adequacy standards. Supervisory actions under the “prompt corrective action” rules generally depend upon an institution’s classification within five capital categories, under which a bank is classified as:

●	“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, a Tier 1 risk-based capital ratio of 8.0% or more, a common equity Tier 1 risk-based ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;
●	“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a common equity Tier 1 risk-based ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more;

●	“undercapitalized” if it has a total risk-based capital ratio less than 8.0%, a Tier 1 risk-based capital ratio less than 6.0%, a common equity risk-based ratio less than 4.5% or a leverage capital ratio less than 4.0%;
●	“significantly undercapitalized” if it has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio less than 4.0%, a common equity risk-based ratio less than 3.0% or a leverage capital ratio less than 3.0%; or
●	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

A bank that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens.  At each successive lower capital category, an insured bank is subject to increasingly severe supervisory actions. These actions include, but are not limited to, restrictions on asset growth, interest rates paid on deposits, branching, allowable transactions with affiliates, ability to pay bonuses and raises to senior executives and pursuing new lines of business. Additionally, all “undercapitalized” banks are required to implement capital restoration plans to restore capital to at least the “adequately capitalized” level, and the FDIC is generally required to close “critically undercapitalized” banks within a 90-day period. HBC meets the definition of a “well capitalized” institution.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Capital Rules generally require that a financial institution must maintain over a 2.5% in common equity tier 1 capital attributable to the Capital Conservation Buffer. See “—Regulatory Capital Requirements” above. As described above, HBC exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2021.

Transactions with Affiliates. Transactions between depository institutions and their affiliates, including transactions between HBC and HCC, are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W. Generally, Section 23A limits the extent to which a depository institution and its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the depository institution’s capital stock and surplus.  It further limits transactions with all affiliates in the aggregate to an amount equal to 20% of the depository institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or at least as favorable to the depository institution and its subsidiaries, as those for similar transactions with non-affiliates.

Loans to Directors, Executive Officers and Principal Shareholders. The authority of HBC to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under the Federal Reserve’s Regulation O, as well as the Sarbanes-Oxley Act. These laws and regulations impose limits on the amount of loans HBC may make to directors and other insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Standards for Safety and Soundness. The federal banking regulatory agencies adopted regulations that set forth guidelines for all insured depository institutions prescribing safety and soundness standards. These guidelines establish general standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines before capital becomes impaired. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that HBC fails to meet any standard prescribed by the guidelines, it may be required to submit an acceptable plan to achieve compliance with the standard.

Risk Management.  Bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. HBC is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. California banks, such as HBC, may, under California law, establish a banking office so long as the bank’s board of directors approves the banking office and the DFPI is notified of the establishment of the banking office. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. Dodd-Frank permits insured state banks to engage in de novo interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain regulatory restrictions.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. The current system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” HBC had a CRA rating of “satisfactory” as of its most recent regulatory examination. The federal banking agencies have expressed support for modernizing the CRA regulatory framework, partly to address changes that have occurred due to the rise in digital banking.  It is unclear at this time whether and to what extent any changes to the CRA requirements will be made.

Anti-Money Laundering and Office of Foreign Assets Control Regulation. We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include the PATRIOT Act, the Bank Secrecy Act (“BSA”), and the Anti-Money Laundering Act (“AMLA”), among others.  The PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The PATRIOT Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Enacted in January 2021, AMLA was intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions.  AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. HBC has established policies and procedures that it believes comply with these requirements.

Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. Financial institutions are responsible for, among other things, blocking accounts of and transactions with such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.  Failure of a financial institution to maintain and implement adequate OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. Regulatory guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2021, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 286% of HBC total risk-based capital, as compared to 245% as of December 31, 2020. If the regulatory agencies become concerned about our CRE loan concentrations, it could limit our ability to grow by restricting approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

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

HBC is subject to a variety of provisions related to consumer mortgage including: (i) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs; (ii) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal); (iii) a ban on prepayment penalties for certain types of loans; (iv) bans on arbitration provisions in mortgage loans; and (v) requirements for enhanced disclosures in connection with the making of a loan. The Bank is also subject mortgage loan application data collection and reporting requirements under the Home Mortgage Disclosure Act.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual and statutory damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general, and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, and civil money penalties. Non-compliance with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or prohibition from engaging in such transactions even if approval is not required.

The consumer protection provisions of Dodd-Frank and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer protection laws and new requirements for financial services products provided for in Dodd-Frank, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The CFPB rulemaking and enforcement activities could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. The CFPB has examination and enforcement authority over financial institutions with more than $10 billion in total consolidated assets. Banks with $10 billion or less in total consolidated assets, like HBC, will continue to be examined by their applicable bank regulators.

Under the newly adopted California Consumer Financial Protection Law (the “CCFPL”) that went into effect on January 1, 2021, the DFPI is given broad jurisdiction and sweeping new authorities that closely resemble those of the CFPB.  The DFPI stated that it intends to exercise its powers to protect consumers from unlawful, unfair, deceptive, and abusive practices in connection with consumer financial products or services.  The DFPI also as a matter of state law can now enforce Dodd-Frank’s UDAAP provisions against any person offering or providing consumer financial products in the state of California.  While financial institutions licensed under federal or another state law, such as banks, are excluded from the scope of the CCFPL, financial institutions in California are likely to be faced with a powerful state financial services regulatory regime with expansive enforcement authority and it is unclear how the DFPI and its broad enforcement activities will affect us going forward.

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

The CFPB is expected to embark on rulemaking about consumer control over their financial data.  California is also actively enacting legislation relating to data privacy and data protection, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020.  The CCPA granted California consumers robust data privacy rights and control over their personal information, including the right to know, the right to delete, and the right to opt-out of the sale of their personal information. The CCPA was recently further expanded by the California Privacy Rights Act of 2020 (“CPRA”), which provides additional privacy rights to California residents and creates a new agency tasked with implementing regulations and conducting investigations and enforcement actions. The CPRA is set to become effective on January 1, 2023.

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

Summary of Risk Factors

Risks Related to Our Business

●	Unfavorable general business, economic and market conditions
●	Adverse impact of the COVID-19 pandemic
●	Participation in SBA Paycheck Protection Program
●	Geographic concentration in Northern California
●	Monetary policies and regulations
●	Fluctuations in interest rates
●	Losses on our securities portfolio, particularly from increases in interest rates
●	Liquidity risks
●	Competition for customer deposits
●	Failure to successfully manage credit risks
●	Phasing out of LIBOR

Risks Related to Our Loans

●	Negative changes in the economy affecting real estate values and liquidity
●	Risks involved with construction and land development loans
●	Increased regulatory scrutiny by regulators of commercial real estate concentrations
●	Unreliability of loan appraisals used in real property loan decisions
●	Commercial loans are more sensitive to the borrower’s successful operations or property development
●	Small and medium business loans are subject to greater risks from adverse business developments
●	Underwriting criteria and practices may not prevent poor loan performance

Risks Related of our SBA Loan Program

●	Dependence on U.S. federal government SBA loan program
●	Recognition of gains on sale of loans and servicing asset valuations reflect certain assumptions we use
●	Credit risks from non-guaranteed portion of SBA loans we retain and do not sell
●	Credit risks from SBA loans we sell as a result of repurchase obligations

Risks Related to Credit Quality

●	Managing credit risk
●	Non-performing assets require management time to resolve and can affect our financial results
●	The allowance for loans losses may be insufficient to absorb potential losses in our loan portfolio
●	Real estate market volatility may have an adverse effect on disposition of other real estate owned
●	Exposure to environmental liabilities on foreclosed real estate collateral

Risks Related to our Growth Strategy

●	General risks associated with acquisitions, including availability of suitable targets and integration risks
●	Dilution affect resulting from the issuance of common stock consideration for acquisitions
●	Impairment of the goodwill recorded for an acquisition
●	Incorrect estimate of fair value for assets acquired in an acquisitions
●	Managing our branch growth strategy
●	Managing risks of adding newlines of business and new products

Risks Related to Our Capital

●	More stringent capital requirements
●	Raising new capital in conditions beyond our control

Risks Related to Management

●	Our success depends on the skills and retention of our management
●	Competition for skilled and experienced management level senior level employees

Risks Related to Our Reputation and Operations

●	Failure to maintain a favorable reputation with our customers and communities
●	Failure of our risk management framework
●	Interruptions, cyber-attacks and other security breaches
●	Difficulties of our third-party providers
●	Employee misconduct
●	Inaccurate information provided to us by customers or counterparties
●	Environmental, social and governance practices

Risks from Competition

●	Competition from financial service companies and other companies that offer commercial banking services
●	Competitive need to implement new technology and related operational challenges

Other Business Risks

●	Costs and effects of litigation, investigations or similar matters
●	The soundness of other financial institutions
●	Severe weather, natural disasters (including fire and earthquakes, pandemics, acts of war, terrorism, and social unrest)
●	Climate change

Finance and Accounting Risks

●	Reliance on estimates and risk management processes and analytical and forecasting models
●	Changes in accounting standards
●	Failure maintain effective internal controls over financial reporting
●	Realization of our deferred tax assets

Legislative and Regulatory Risks

●	Extensive government regulation that could limit or restrict our activities
●	Legislative and regulatory actions now or in the future increase our costs, and impact our business
●	Federal and state regulatory exams
●	Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations
●	Consumer protection laws and regulations
●	Failure to comply with privacy, data protection and information security legal requirements

Risks Related to Our Common Stock

●	Investment in common stock is not an insured deposit
●	Volatile trading price of our common stock
●	Limited trading volume
●	Changes in dividend policy
●	Limitations on director liability for monetary damages for failure to exercise their fiduciary duty
●	Potential dilution from issuance of additional equity securities
●	Issuance of preferred stock which may have rights and preferences over our common stock
●	Failure to satisfy our obligations under our subordinated notes would preclude the payment of dividends
●	Our charter documents and California law may have an anti-takeover effect limiting changes of control

Risks Relating to Our Business

Our Business could be adversely affected by unfavorable economic and market conditions.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and our market area. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of financial markets.

Concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including declining growth and high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, inflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. Various market conditions may also negatively affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit, which affects the rates and terms at which we offer loans and leases. Stock market downturns affect businesses’ ability to raise capital and invest in business expansion. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings, which adversely affects businesses’ ability to service their debts.

There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition and results and operations.

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

The COVID-19 pandemic has created economic and financial disruptions that could adversely affect our business, financial condition, liquidity, capital, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate restrictive measures.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences,     we could be subject to any of the following risks, any of which could have a material adverse effect on our business, financial condition, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	our allowance for credit losses on loans may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
●	the goodwill we recorded in connection with business acquisitions could become impaired and require charges to earnings; and
●	cybersecurity, information security and operational risks could result from work-from-home arrangements, and the unavailability of critical services provided by third party vendors.

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

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to risks that the SBA may not fund some or all PPP loan guaranties and additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP.

Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the Small Business Administration Paycheck Protection Program. We participated as a lender in both rounds of the PPP. We understand that PPP loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency. Several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and our PPP process. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

Our profitability is dependent upon the geographic concentration of the markets in which we operate.

We operate primarily in in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara and, as a result, our business, financial condition and results of operations are subject to the demand for our products in those areas and is also subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our business, financial condition and results of operations. Our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify demand for our products or our credit risks across multiple markets.

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

Fluctuations in interest rates may reduce net interest income and otherwise negatively affect our business, financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows.

Any substantial or unexpected change in, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2021, the fair value of our securities portfolio was approximately $759.9 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause credit-related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Financial Conduct Authority in the United Kingdom, which regulates LIBOR, will not guarantee the continuation of LIBOR on the current basis after 2021. Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates. The Federal Reserve selected a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR") to replace LIBOR.

SOFR differs in its methodology from LIBOR in that it is a secured funding rate and calculated on a backward looking basis, and because the SOFR rate is new, the correlation with funding costs of financial institutions is uncertain. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures. In addition, there is a risk that we may not complete our full transition to alternative indices or reference rates by the time LIBOR is no longer available. Once LIBOR rates are no longer available, we may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2021, approximately $2.391 billion, or 77% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $595.9 million, or 19% of total loans. The real estate securing our loan portfolio is concentrated in California.

As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project.  These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2021, land and construction loans, (including land acquisition and development loans) totaled $147.9 million or 5% of our portfolio. Of these loans, 7% were comprised of owner occupied and 93% non-owner occupied construction and land loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Increased scrutiny by regulators of commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

Banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Therefore, we could be required to raise additional capital or restrict our future growth as a result of our higher level of commercial real estate loans.

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

At December 31, 2021, commercial loans totaled $682.8 million or 22% of our loan portfolio (including SBA loans, PPP loans, asset-based lending, and factored receivables). Commercial loans often involve risks that are different from other types of lending. Unlike residential property loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

The small and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. Negative general economic conditions in our markets where we operate that adversely affect our medium-sized business borrowers may impair the borrower’s ability to repay a loan and such impairment could have a material adverse effect on our business, financial condition and results of operation.

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

At December 31, 2021, SBA loans totaled $42.4 million, which are included in the commercial loan portfolio, and SBA loans held-for-sale totaled $2.4 million. In addition, the Company had $88.7 million of SBA PPP loans at December 31, 2021.  Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially adversely affect our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2021 was $1.7 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business and results of operations The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $50.3 million of SBA loans for the year ended December 31, 2021. We sold $16.3 million of the guaranteed portion of our SBA loans for the year ended December 31, 2021. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2021, we held $44.8 million of SBA loans (including loans held-for-sale) on our balance sheet, $26.7 million of which consisted of the non-guaranteed portion of SBA loans, and $18.1 million of which consisted of the guaranteed portion of SBA loans.  At December 31, 2021, $2.4 million, or 5.3%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2022. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

Nonperforming assets adversely affect our results of operations and financial condition, and take significant time to resolve.

As of December 31, 2021, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $3.7 million, or 0.12% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $3.7 million, or 0.07% of total assets.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.40%, at December 31, 2021. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a negative provision for credit losses on loans of $3.1 million for the year ended December 31, 2021 The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of credit allowance losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates.

Although management believes that the allowance for credit losses on loans is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. If our allowance for credit losses on loans is inaccurate, for any of the reasons discussed above (or other reasons), and is inadequate to cover the loan losses that we actually experience, the resulting losses could have a material adverse effect on our business, financial condition and results of operations.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2021 we had no other real estate owned (“OREO”) on our financial statements, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Capital

We may be subject to more stringent capital requirements in the future.

We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain.  The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and  could materially adversely affect our business, financial condition and results of operations.

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

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may increase our potential costs and may be restricted by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Reputation and Operations

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business, financial condition and results of operations.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation and have a material adverse effect on business, financial condition and results of operations.

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

Interruptions, cyber-attacks or other security breaches could have a material adverse effect on our business.

In the normal course of business, we directly or through third parties collect, store, share, process and retain sensitive and confidential information regarding our customers. We devote significant resources and management focus to ensuring the integrity of our systems, against damage from fires or other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs. Notwithstanding, our facilities and systems, and those of third party service providers, are vulnerable to interruptions, external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, force majeure events, or other similar events. We outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties including those resulting from breach, breakdowns or other disruptions in communication services, cyber-attacks and security breaches or if we otherwise have difficulty in our ability to deliver products and services to our customers and otherwise conduct business operations and could have a material adverse effect on  our business, financial condition and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer's information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Reported incidents of fraud and other financial crimes have increased through the U.S. We have also experienced losses due to apparent fraud and other financial crimes. Increased use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others increases our security risks. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against large financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services, and ransomware attacks designed to deny organizations access to key internal resources or systems. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection. Further, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party's information systems or their payment processors. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems where we may be liable for losses. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our customers' or counterparties' confidential information, including employees.

The access by unauthorized persons to, or the improper disclosure by us of, confidential information regarding our customers or our own proprietary information, software, methodologies and business secrets, failures or disruptions in our communications, information and technology systems, or our failure to adequately address them, could negatively affect our customer relationship management, general ledger, deposit, loan or other systems. We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Our insurance may not fully cover all types of losses. The occurrence of any failures or interruptions of our communications, information and technology systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations. We could be required to provide notices of security breaches. Such failures could result in increased regulatory scrutiny, legal liability, a loss of confidence in the security of our systems, our payment cards, products and services, and negative effects on our brand which could have a material adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted by our third-party service providers experiencing difficulty in providing their services, terminating their services or failing to comply with banking regulations.

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third party relationships are subject to increasingly demanding regulatory requirements where we must maintain and continue to enhance our due diligence and ongoing monitoring and control over our third party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyber-attack or other security breach. We expect that our regulators will hold us responsible for deficiencies of our third party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decision making and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if those representations are misleading, false, inaccurate or fraudulent and we rely on that materially misleading, false, inaccurate or fraudulent information.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Increased competition in our markets may result in reduced loans, deposits, and fee income, as well as reduced net interest margin and profitability.  If we are unable to attract and retain banking customers and expand our loan and deposit growth, then we may be unable to continue to grow our business which could have a material adverse effect on our financial condition and results of operations.

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

We are and will continue to be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and lead to attempts on the part of other parties to pursue similar claims.  Any claims asserted against us, regardless of merit or eventual outcome may harm our reputation. Any adverse determination related to pending or other litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Severe weather, natural disasters (including fires, earthquakes, and floods), wide spread disease or pandemics (such as COVID-19), acts of war or terrorism, social unrest and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The majority of our branches are located in the San Jose and San Francisco, California areas, which in the past have experienced both severe earthquakes and wildfires. We do not carry earthquake insurance on our properties. Earthquakes, wildfires or other natural disasters could severely disrupt our operations. In addition, our customers and loan collateral may be severely impacted by such events, resulting in losses. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Climate change could have a material negative impact on the Company and our customers.

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

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

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, the DFPI or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business and stock price.

We have significant deferred tax assets and cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2021, we had a net deferred tax asset of $28.8 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

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

New proposals for legislation continue to be introduced in the U.S. Congress that could substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.  Presently, in addition to refining existing regulations implemented after the 2007-2008 financial crisis, the banking regulators are also focusing their attention on certain policy areas, such as climate risk, digital currencies, and technological innovation. This new focus may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and the CFPB, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the Community Reinvestment Act, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition and results of operations.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information.

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

Although our common stock is listed for trading on the Nasdaq, its trading volume is less than that of other, larger financial services companies, and investors are not assured that a liquid market will exist at any given time for our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace at any given time of willing buyers and sellers of our common stock. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

The Capital Rules also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on the Company’s ability to make dividend payments, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of the Company to pay dividends to HCC and, in turn, affect our ability to pay dividends on our common stock.

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

The holders of our debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

The holders of our debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2021, we had $40.0 million principal amount of subordinated notes outstanding due June 1, 2027. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

Provisions of our charter documents and the California General Corporation Law, or the CGCL, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DFPI has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of HBC or (ii) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

The main and executive offices of Heritage Commerce Corp and Heritage Bank of Commerce are located at 224 Airport Parkway in San Jose, California 95110, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 3137 Stevenson Boulevard in Fremont, California 94538, at 387 Diablo Road in Danville, California 94526, at 300 Main Street in Pleasanton, California 94566, at 1990 N. California Boulevard in Walnut Creek, California 94596, at 1987 First Street in Livermore, California 94550, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 351 Tres Pinos Road in Hollister, California 95023, at 419 S. San Antonio Road in Los Altos, California 94022, at 333 W. El Camino Real in Sunnyvale, California 94087, at 325 Lytton Avenue in Palo Alto, California 94301, at 400 S. El Camino Real in San Mateo, California, 94402, at 2400 Broadway in Redwood City, California 94063, at 120 Kearny Street in San Francisco, California 94108, at 999 5th Avenue in San Rafael, California 94901 and at 1111 Broadway in Oakland, California 94607. Bay View Funding’s administrative offices are located at 224 Airport Parkway, San Jose, California 95110.

Main Offices

The main office of HBC, the San Jose branch office of HBC and the Bay View Funding administrative office are located at 224 Airport Parkway in San Jose, consisting of approximately 54,910 square feet in a six-story Class-A type office building, which are subject to a direct lease dated June 27, 2019, which expires on July 31, 2030. The current monthly rent is $209,714, subject to 3% annual increases.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one-story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In February 2020, the Company renewed its lease for approximately 3,172 square feet in a one-story multi-tenant multi-use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $10,432, subject to annual increases of 3% until the lease expires on February 29, 2024. The Company has reserved the right to extend the term of the lease for one additional period of three years.

In July of 2017, the Company extended its lease for approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $31,037, subject to annual increases of 3% until the lease expires on April 30, 2023.

In March of 2018, the Company extended its lease for approximately 3,022 square feet on the first floor of a three-story multi-tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $18,255, subject to annual increases of 3% until the lease expires on May 31, 2023.

In May of 2018, as part of the acquisition of United American Bank, the Company assumed a lease for approximately 2,369 square feet on the first floor of a two-story multi-tenant multi-use building located at 2400 Broadway in Redwood City, California. The current monthly rent payment is $14,398 until the lease expires on October 31, 2022. The Company has reserved the right to extend the lease for one additional period of two years.

In November of 2018, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $7,343, subject to annual increases of 3% until the lease expires on November 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2019, the Company amended its lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $21,722, subject to 3% annual increases until the lease expires on April 30, 2026. The Company has reserved the right to extend the term of the lease for two additional periods of five years.

In June of 2019, the Company exercised its right to extend the lease term for an additional five years for approximately 3,391 square feet in a two-story multi-tenant commercial center located at 351 Tres Pinos in Hollister, California. The current monthly rent payment is $5,061, subject to 3% annual increases until the lease expires on June 30, 2024.

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

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 4,188 square feet on the first floor in a multi-tenant office building located at 999 5th Avenue in San Rafael, California. The current monthly rent payment is $19,672 until the lease expires on November 30, 2022. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 4,154 square feet on the first floor in a multi-tenant office building located at 325 Lytton Avenue in Palo Alto, California. The current monthly rent payment is $39,773, subject to annual increases of 3% until the lease expires January 31, 2025. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 7,029 square feet on the first floor in a multi-tenant office building located at 1990 N. California Boulevard in Walnut Creek, California. The current monthly rent payment is $28,889, subject to annual increases of 3% until the lease expires December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 3,063 square feet on the first floor in a multi-tenant office building located at 400 S. Camino Real in San Mateo, California expiring on October 31,2024.  In January 2020, The Company amended the lease expiration date to October 31, 2030 and executed a new lease for an additional space on the tenth floor for approximately 5,023 square feet. The current monthly rent payment for the combined space of approximately 8,086 square feet is $58,202, subject to annual increases of 3% until the lease expires October 31, 2030. The Company has reserved the right to extend the lease for one additional period of five years.

In January of 2021, the Company amended and extended its lease for approximately 6,233 square feet on the twenty third floor in a multi-tenant office building located at 120 Kearny Street in San Francisco, California. The current monthly rent payment is $44,150, subject to annual increases of 3% until the lease expires on March 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period or five years.

In May of 2021, the Company extended its lease for approximately 4,716 square feet in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $5,895, subject to annual increases of 2% until the lease expires on October 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2021, the Company extended its lease for approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,926 until the lease expires on September 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of 2 years.

In December of 2021, the Company entered into a new lease agreement for approximately 4,099 square feet on the sixteenth floor in a multi-tenant office building located at 1111 Broadway in Oakland, CA. The estimated commencement date of the lease is July 1, 2022. The starting rent will be $23,569, subject to annual increases of 3% until the lease expires on June 30, 2029. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Bay View Funding Office

The Bay View Funding administrative office is located at 224 Airport Parkway in San Jose, California, consisting of approximately 7,849 square feet and is subject to a sublease with Heritage Bank of Commerce dated March 6, 2020. The current monthly rent payment is $29,977, which is included in the main office of HBC’s total rent of $209,714, subject to 3% annual increases until the sublease expires July 31, 2030.

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

The information in the following table for 2021 and 2020 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price		Dividend
Quarter	High	Low	Per Share
Year ended December 31, 2021:
Fourth quarter	$12.34	$10.78	$0.13
Third quarter	$11.76	$10.66	$0.13
Second quarter	$12.45	$10.98	$0.13
First quarter	$12.22	$8.69	$0.13

Year ended December 31, 2020:
Fourth quarter	$9.33	$6.67	$0.13
Third quarter	$7.69	$6.20	$0.13
Second quarter	$9.36	$6.74	$0.13
First quarter	$12.80	$6.45	$0.13

The closing price of our common stock on February 10, 2022 was $12.08 per share as reported by the NASDAQ Global Select Market.

As of February 10, 2022, there were approximately 846 holders of record of common stock. There are no other classes of common equity outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders	2,584,632	(1)	$10.00	1,947,571	(2)
Equity compensation plans not approved by
security holders	N/A		N/A	N/A

(1)	Consists of 189,393 options to acquire shares under the Company’s Amended and Restated 2004 Equity Plan, 1,845,366 options to acquire shares under the Company’s 2013 Equity Incentive Plan, and the aggregate amount of 549,873 stock options assumed from the Presidio stock option and equity incentive plans.
(2)	Available under the Company’s 2013 Equity Incentive Plan.

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2016 to December 31, 2021, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

Heritage Commerce Corp *
S&P 500 *
NASDAQ - Total US*
NASDAQ Bank Index*
Index Value
350
300
250
200
150
100
50
0
42735
43100
43465
43830
44196
44561

The following chart compares the stock performance of the Company from December 31, 2016 to December 31, 2021, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Heritage Commerce Corp *	100	106	79	89	61	83
S&P 500 *	100	119	112	144	168	213
NASDAQ - Total US*	100	128	123	167	239	291
NASDAQ Bank Index*	100	104	85	103	92	129
*	Source: S&P Global — (434) 977-1600

ITEM 6 — [RESERVED]

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

Our most significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies in the consolidated financial statements included in this Form 10-K. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities, and we consider these policies to be our critical accounting estimates. The judgment and assumptions made are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgment and assumptions, actual results could differ from estimates, which could have a material effect on our financial condition and results of operations. The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates. Management has reviewed these critical accounting estimates and related disclosures with our Board of Directors’ Audit Committee.

Allowance for Credit Losses on Loans (“ACLL”)

As a result of our January 1, 2020, adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and its related amendments, our methodology for estimating the allowance for credit losses changed significantly from December 31, 2019. The standard replaced the “incurred loss” method with an “expected loss” method known as current expected credit loss (“CECL”). See Note 4 – Loans and Allowance for Credit Losses on Loans to the consolidated financial statements and the “Allowance for Credit Losses on Loans” section for more information on the ACLL.

The allowance for credit losses on loans represents management’s estimate of all expected credit losses over the expected contractual life of the loan portfolio. The ACLL is a valuation amount that is deducted from the amortized cost basis of loans, and is adjusted each period by an expense or credit for credit losses, which is recognized in earnings, and reduced by loan charge-offs, net of recoveries. Determining the appropriateness of the ACLL is complex and requires judgement by management about inherently uncertain factors.

Management utilizes a discounted cash flow methodology to estimate the ACLL. Expected cash flows are estimated for each loan and discounted using the contractual terms of the loan, calculated probabilities of default, loss given default, prepayment and curtailment estimates as well as qualitative factors. The probability of default estimates are generated using a regression models used to estimate the likelihood of a loan being charged-off within the life of the loan. The regression model uses combinations of variables to assess historical loss correlations to economic factors and these variables become model forecast inputs for economic factors that are updated in the model each period.  The Bank uses an economic forecast provided by a third-party for these model inputs. These economic factors included variables such as California state gross product, California unemployment rate, California home price index, and a commercial real estate value index. Qualitative factors are also applied by management to reflect increased portfolio risks from such factors as collateral value risk, portfolio growth, or loan grade and performance trends that management has assessed as not being fully captured in the quantitative estimate.

The ACLL represents management’s best estimate of potential loan losses, but significant changes in prevailing economic conditions could result in material changes in the allowance. Generally, an improving economic forecast generates a lower ACLL estimate than a weakening economic forecast. One of the most significant judgments used in estimating the ACLL is the reasonable and supportable macroeconomic forecast for the economic factors used in the model. Changes in the macroeconomic forecast, especially for California state gross product and the California unemployment rate, could significantly impact the calculated estimated credit loss.  The economic forecast utilized for the ACLL model input is inherently uncertain and many external factors could impact these forecasts.  Management reviews the forecast inputs to ensure they are reasonable and supportable, however, changes in local and national economic conditions will impact the allowance level and an increase in the California unemployment rate specifically would have the largest impact on the allowance level. While management utilizes its best judgement and current information available, the adequacy of the ACLL is significantly determined by certain factors outside the Company’s control, such as such as the performance of our loan portfolio, changes in the economic environment including economic uncertainty, changes in interest rates, and any regulatory changes.  Additionally, the level of ACLL may fluctuate based on the balance and mix of the loan portfolio.

Qualitative factors are evaluated each period and applied in instances when management assesses that additional risks not captured in the quantitative estimate should be factored into the overall ACLL estimate.  These risks include loan performance trends, collateral value risk and portfolio growth characteristics.  Changes in the assessment of these qualitative factors could significantly impact the calculated estimated credit loss.

Other key assumptions in the calculation of the ACLL include the forecast and reversion to mean time periods for the economic factor inputs, and prepayment and curtailment assumptions. The model calculation is less sensitive to these assumptions than to the macroeconomic forecast and the application of qualitative factors.

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

Performance Overview

For the year ended December 31, 2021, net income was $47.7 million, or $0.79 per average diluted common share, compared to $35.3 million, or $0.59 per average diluted common share, for the year ended December 31, 2020, and $40.5 million, or $0.84 per average diluted common share for the year ended December 31, 2019. The Company’s annualized return on average tangible assets was 0.96% and annualized return on average tangible equity was 11.86% for the year ended December 31, 2021, compared to 0.83% and 9.04%, respectively, for the year ended December 31, 2020, and 1.25% and 13.09%, respectively, for the year ended December 31, 2019.

Earnings for the year ended December 31, 2021 included a pre-tax $4.0 million reserve for litigation expense that was recorded during the second quarter of 2021, partially offset by a pre-tax $3.1 million negative provision for credit losses on loans.  Earnings for the year end December 31, 2020, were impacted by the effect of a $13.2 million pre-tax provision for potential credit losses on loans, incorporating the forecasted effects on economic activity from the Coronavirus pandemic, and $2.6 million of pre-tax merger-related costs related to the merger with Presidio. Earnings for the year ended December 31, 2019 were reduced by pre-tax merger-related costs of $11.1 million related to the merger with Presidio. Pre-tax earnings for the year ended December 31, 2019 were further reduced by an additional $2.0 million of provision for loan losses for certain non-impaired loans acquired at a premium from Presidio.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

In response to economic stimulus laws passed by Congress in 2020 and 2021, the Bank funded two rounds of SBA PPP loans. At December 31, 2021, after accounting for loan payoffs and SBA loan forgiveness, Round 1 PPP loans were $1.7 million and Round 2 PPP loans were $87.0 million. In total, the Bank had $88.7 million in outstanding PPP loan balances at December 31, 2021. The following table shows interest income, fee income and deferred origination costs generated by the PPP loans, and the PPP loan outstanding balances and related deferred fees and costs for the periods indicated:

	At or For the Quarter Ended:			At or For the Year Ended:
	December 31,	September 30,	December 31,	December 31,	December 31,
PPP Loans	2021	2021	2020	2021	2020

	(Dollars in thousands)
Interest income	$318	$548	$787	$2,481	$2,185
Fee income, net	2,211	2,508	1,935	9,995	3,877
Total	$2,529	$3,056	$2,722	$12,476	$6,062

PPP loans outstanding at period end:
Round 1	$1,717	$5,795	$290,679	$1,717	$290,679
Round 2	87,009	158,711	—	87,009	—
Total	$88,726	$164,506	$290,679	$88,726	$290,679

Deferred fees outstanding at period end	$(2,342)	$(4,831)	$(6,819)	$(2,342)	$(6,819)
Deferred costs outstanding at period end	189	461	783	189	783
Total	$(2,153)	$(4,370)	$(6,036)	$(2,153)	$(6,036)

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

Factoring Activities - Bay View Funding

	2021	2020

	(Dollars in thousands)
Total factored receivables at period-end	$53,229	$47,201
Average factored receivables
for the year ended	$52,618	$45,765
Total full time equivalent employees at period-end	31	31

2021 Highlights

The following are major factors that impacted the Company’s results of operations:

●	Net interest income, before the provision for credit losses on loans, increased 3% to $146.1 million for the year ended December 31, 2021, compared to $141.9 million for the year ended December 31, 2020, primarily due to higher interest and fees recognized from PPP loans, higher loan prepayment fees, an increase in the accretion of the loan discount into loan interest income from acquired loans, and lower costs of deposits, partially offset by decreases in the prime rate, and decreases in the yield on investment securities and overnight funds. The higher fees recognized into income on PPP loans for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily resulted from the accelerated forgiveness of the PPP loans by the SBA.
●	The fully tax equivalent (“FTE”) net interest margin contracted 45 basis points to 3.05% for the year ended December 31, 2021, compared to 3.50% for the year ended December 31, 2020, primarily due to declines in the average yield on loans, investment securities, and overnight funds, and a shift in the mix of earning asserts toward lower yielding shorter term investments, partially offset by a decline in the cost of interest-bearing liabilities.
●	The average yield on the total loan portfolio decreased to 5.03% for the year ended December 31, 2021 compared to 5.06% for the year ended December 31, 2020, primarily due to a decline in the average yield on core bank loans, increases in the average balances of lower yielding purchased residential mortgages, partially offset by increases in interest and fees on PPP loans, higher loan prepayment fees, and an increase in the accretion of the loan purchase discount into loan interest income from acquired loans. The higher fees recognized into income on PPP loans for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily resulted from the accelerated fee income recognition resulting from forgiveness of the PPP loans by the SBA.

●	In aggregate, the original total net purchase discount on loans from the Focus, Tri-Valley, United American, and Presidio loan portfolio was $25.2 million. In aggregate, the remaining net purchase discount on total loans acquired was $7.3 million at December 31, 2021.
●	The average cost of deposits was 0.11% for the year ended December 31, 2021, compared to 0.17% for the year ended December 31, 2020.
●	There was a $3.1 million negative provision for credit losses on loans for the year ended December 31, 2021, compared to a $13.2 million provision for loan losses for the year ended December 31, 2020.
●	The higher provision for credit losses on loans for the year ended December 31, 2020 was driven primarily by a significantly deteriorating economic outlook resulting from the Coronavirus pandemic. Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors.
●	Noninterest income was $9.7 million for the year ended December 31, 2021, compared to $9.9 million for the year ended December 31, 2020, primarily due to lower service charges and fees on deposit accounts and servicing income during 2021, and a $791,000 gain on disposition of foreclosed assets, a $449,000 gain on warrants, and a $277,000 gain on the sale of securities during 2020. These decreases were partially offset by a higher gain on sales of SBA loans, higher termination fees at Bay View Funding, and a $675,000 gain on proceeds from company owned life insurance during 2021.
●	Noninterest expense for the year ended December 31, 2021 increased to $93.1 million, compared to $89.5 million for the year ended December 31, 2020, primarily due to a $4.0 million reserve for a litigation matter that settled in the second quarter of 2021.
●	The following table reflects pre-tax merger-related costs resulting from the mergers for the periods indicated:

	For the Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

	(Dollars in thousands)
Salaries and employee benefits	$—	$356	$6,580
Other	27	2,245	4,500
Total merger-related costs	$27	$2,601	$11,080

●	The efficiency ratio for the year ended December 31, 2021 increased to 59.74%, compared to 58.96% for the year ended December 31, 2020.
●	Income tax expense for the year ended December 31, 2021 was $18.2 million, compared to $13.8 million for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021 was 27.6%, compared to 28.1% for the year ended December 31, 2020.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, interest bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 3% to $1.408 billion at December 31, 2021, from $1.367 billion at December 31, 2020.
●	Securities held-to-maturity, at amortized cost, totaled $658.4 million at December 31, 2021, compared to $297.4 million at December 31, 2020.
●	Loans, excluding loans held-for-sale, increased $468.1 million, or 18%, to $3.087 billion at December 31, 2021, compared to $2.619 billion at December 31, 2020.
●	Total loans at December 31, 2021, included $88.7 million of PPP loans, compared to $290.7 million at December 31, 2020. Total loans at December 31, 2021 included $416.7 million of residential mortgages, compared to $85.1 million at December 31, 2020. The increase of residential mortgages at December 31, 2021 was primarily due to purchased loan portfolios. Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $334.6 million, or 15%, to $2.584 billion at December 31, 2021, compared to $2.250 billion at December 31, 2020.
●	Nonperforming assets (“NPAs”) were $3.7 million, or 0.07% of total assets at December 31, 2021, compared to $7.9 million, or 0.17% of total assets at December 31, 2020.
●	Classified assets were $33.8 million. Or 0.62% of total assets, at December 31, 2021, compared to $34.0 million, or 0.73% of total assets, at December 31, 2020.
●	Net recoveries totaled $2.0 million for the year ended December 31, 2021, compared to net charge-offs of $688,000 for the year ended December 31, 2020.
●	The ACLL at December 31, 2021, was $43.3 million, or 1.40% of total loans, representing 1,158.11% of nonperforming loans. The ACLL at December 31, 2020, was $44.4 million, or 1.70% of total loans, representing 564.24% of nonperforming loans.

●	Total deposits increased $844.9 million, or 22%, to $4.759 billion at December 31, 2021, compared to $3.914 billion at December 31, 2020.
●	Deposits, excluding all time deposits and CDARS deposits, increased $845.9 million, or 23%, to $4.588 billion at December 31, 2021, compared to $3.742 billion at December 31, 2020.
●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, subordinated debt and short-term borrowings) to total assets was 3.14% at December 31, 2021, compared to 3.61% at December 31, 2020.
●	The loan to deposit ratio was 64.87% at December 31, 2021, compared to 66.91% at December 31, 2020.
●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2021.

The loan to deposit ratio was 64.87% at December 31, 2021, compared to 66.91% at December 31, 2020.The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2021.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	14.4%	13.8%	10.0%	10.5%
Tier 1 Capital	12.3%	12.8%	8.0%	8.5%
Common Equity Tier 1 Capital	12.3%	12.8%	6.5%	7.0%
Tier 1 Leverage	7.9%	8.2%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

	Year Ended December 31,
	2021			2020			2019
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$2,766,321	$139,244	5.03%	$2,631,495	$133,169	5.06%	$1,994,917	$116,808	5.86%
Securities — taxable	534,387	8,678	1.62%	578,506	11,637	2.01%	682,602	15,836	2.32%
Securities — exempt from Federal tax (3)	60,566	1,995	3.29%	74,849	2,415	3.23%	84,165	2,720	3.23%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,444,356	3,758	0.26%	786,955	3,757	0.48%	332,905	7,867	2.36%
Total interest earning assets (3)	4,805,630	153,675	3.20%	4,071,805	150,978	3.71%	3,094,589	143,231	4.63%
Cash and due from banks	39,841			40,401			40,070
Premises and equipment, net	10,056			9,497			7,395
Goodwill and other intangible assets	182,887			186,239			116,481
Other assets	127,880			126,387			95,235
Total assets	$5,166,294			$4,434,329			$3,353,770
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,834,909			$1,638,055			$1,131,098

Demand, interest-bearing	1,164,556	1,988	0.17%	891,513	2,035	0.23%	712,186	2,401	0.34%
Savings and money market	1,251,438	2,195	0.18%	1,026,319	3,144	0.31%	811,266	4,298	0.53%
Time deposits — under $100	14,924	29	0.19%	17,659	67	0.38%	19,448	94	0.48%
Time deposits — $100 and over	128,753	598	0.46%	128,461	1,009	0.79%	130,856	1,359	1.04%
CDARS — interest-bearing demand, money
market and time deposits	32,305	6	0.02%	17,889	5	0.03%	15,078	7	0.05%
Total interest-bearing deposits	2,591,976	4,816	0.19%	2,081,841	6,260	0.30%	1,688,834	8,159	0.48%
Total deposits	4,426,885	4,816	0.11%	3,719,896	6,260	0.17%	2,819,932	8,159	0.29%

Subordinated debt, net of issuance costs	39,827	2,314	5.81%	39,641	2,320	5.85%	41,278	2,686	6.51%
Short-term borrowings	45	1	2.22%	139	1	0.72%	208	2	0.96%
Total interest-bearing liabilities	2,631,848	7,131	0.27%	2,121,621	8,581	0.40%	1,730,320	10,847	0.63%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,466,757	7,131	0.16%	3,759,676	8,581	0.23%	2,861,418	10,847	0.38%
Other liabilities	114,381			97,978			66,678
Total liabilities	4,581,138			3,857,654			2,928,096
Shareholders’ equity	585,156			576,675			425,674
Total liabilities and shareholders’ equity	$5,166,294			$4,434,329			$3,353,770

Net interest income (3) / margin		146,544	3.05%		142,397	3.50%		132,384	4.28%
Less tax equivalent adjustment (3)		(419)			(507)			(572)
Net interest income		$146,125			$141,890			$131,812
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(1)	(2)Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $11.3 million for the year ended December 31, 2021 (of which $10.0 million was from PPP loans), compared to $4.5 million for the year ended December 31, 2020 (of which $3.9 million was from PPP loans), and $580,000 for the year ended December 31, 2019 (none of which were from PPP loans). Prepayment fees totaled $2.7 million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020, and $644,000 for the year ended December 31, 2019.

(3) Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2021, 2020 and 2019.

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

	Year Ended December 31,			Year Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$6,880	$(805)	$6,075	$32,226	$(15,865)	$16,361
Securities — taxable	(694)	(2,265)	(2,959)	(2,083)	(2,116)	(4,199)
Securities — exempt from Federal tax (1)	(468)	48	(420)	(304)	(1)	(305)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,712	(1,711)	1	2,159	(6,269)	(4,110)
Total interest income on interest-earning assets	7,430	(4,733)	2,697	31,998	(24,251)	7,747

Expense from the interest-bearing liabilities:
Demand, interest-bearing	472	(519)	(47)	397	(763)	(366)
Savings and money market	348	(1,297)	(949)	629	(1,783)	(1,154)
Time deposits — under $100	(5)	(33)	(38)	(7)	(20)	(27)
Time deposits — $100 and over	7	(418)	(411)	(25)	(325)	(350)
CDARS — interest-bearing demand, money market
and time deposits	2	(1)	1	—	(2)	(2)
Subordinated debt, net of issuance costs	11	(17)	(6)	(95)	(271)	(366)
Short-term borrowings	(2)	2	—	—	(1)	(1)
Total interest expense on interest-bearing liabilities	833	(2,283)	(1,450)	899	(3,165)	(2,266)
Net interest income	$6,597	$(2,450)	4,147	$31,099	$(21,086)	10,013
Less tax equivalent adjustment			88			65
Net interest income			$4,235			$10,078
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2021, 2020 and 2019.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 45 basis points to 3.05% for the year ended December 31, 2021, compared to 3.50% for the year ended December 31, 2020, primarily due to a declines in the average yields on loans, investment securities, and overnight funds, and a shift in the mix of earning assets toward lower yielding shorter term investments, partially offset by an increase in the accretion of the loan purchase discount into interest income from acquired loans, higher interest and fee income from PPP loans, higher loan prepayment fees, and lower costs of deposits.

The Company’s net interest margin (FTE), expressed as a percentage of average earning assets, contracted 78 basis points to 3.50% for the year ended December 31, 2020, compared to 4.28% for the year ended December 31, 2019, primarily due to a decline in the average yield on loans, taxable investment securities, and overnight funds, and an increase in the average balance of lower yielding overnight funds, partially offset by a decline in the cost of interest-bearing liabilities.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-
based lending	$2,344,841	$103,787	4.43%	$2,327,624	$109,531	4.71%	$1,890,079	$99,736	5.28%
Prepayment fees	—	2,700	0.12%	—	1,121	0.05%	—	644	0.03%
SBA PPP loans	249,253	2,481	1.00%	218,391	2,185	1.00%	—	—	N/A
PPP fees, net	—	9,995	4.01%	—	3,877	1.78%	—	—	N/A
Bay View Funding factored receivables	52,618	11,485	21.83%	45,765	10,727	23.44%	46,710	11,688	25.02%
Purchased residential mortgages	116,890	3,555	3.04%	29,648	725	2.45%	35,343	951	2.69%
Purchased CRE loans	12,436	441	3.55%	24,072	831	3.45%	30,936	1,107	3.58%
Loan credit mark / accretion	(9,717)	4,800	0.20%	(14,005)	4,172	0.18%	(8,151)	2,682	0.14%
Total loans (includes loans
held-for-sale)	$2,766,321	$139,244	5.03%	$2,631,495	$133,169	5.06%	$1,994,917	$116,808	5.86%

The average yield on the total loan portfolio decreased to 5.03% for the year ended December 31, 2021, compared to 5.06% for the year ended December 31, 2020, primarily due to a decline in the average yield on core bank loans, and increases in the average balances of lower yielding purchased residential mortgages, partially offset by increases in interest and fees on PPP loans, higher loan prepayment fees, and an increase in the accretion of the loan purchase discount into interest income from acquired loans.  There were higher fees recognized into income on PPP loans for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily as of a result of accelerated forgiveness of the PPP loans by the SBA. The average yield on the total loan portfolio decreased to 5.06% for the year ended December 31, 2020, compared to 5.86% for the year ended December 31, 2019, primarily due to the decrease in the prime rate on loans and new average balances of lower yielding PPP loans, partially offset by higher PPP loan fees and an increase in the accretion of the loan purchase discount into loan interest income from the acquisitions.

In aggregate, the original total net purchase discount on loans from the Focus, Tri-Valley, United American, and Presidio loan portfolio was $25.2 million.  In aggregate, the remaining net purchase discount on total loans acquired was $7.3 million at December 31, 2021.

The average cost of deposits was 0.11% for the year ended December 31, 2021, compared to 0.17% for the year ended December 31, 2020, and 0.29% for the year ended December 31, 2019.

Net interest income, before provision for credit losses on loans, for the year ended December 31, 2021 increased 3% to $146.1 million, compared to $141.9 million for the year ended December 31, 2020, primarily due to higher interest and fees recognized on PPP loans, higher loan prepayment fees, an increase in the accretion of the loan purchase discount into interest income from acquired loans, and lower costs of deposits, partially offset by decreases in the prime rate and decreases in yields on investment securities and overnight funds.  There were higher fees recognized into income on PPP loans for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily as of a result of accelerated forgiveness of the PPP loans by the SBA. Net interest income, before provision for loan losses, for the year ended December 31, 2020 increased 8% to $141.9 million, compared to $131.8 million for the year ended December 31, 2019, primarily due to an increase in the average balance of loans resulting from the Presidio merger, additional interest and fee income from PPP loans, and an increase in the accretion of the loan discount into loan interest income from our merger with Presidio, partially offset by decreases in the prime rate, and decreases in the yield on investment securities and overnight funds.

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

There was a $3.1 million negative provision for credit losses on loans for the year ended December 31, 2021, compared to a $13.2 million provision for loan losses for the year ended December 31, 2020, and an $846,000 provision for loan losses for the year ended December 31, 2019. The higher provision for credit losses on loans for the year ended December 31, 2020 was driven primarily by a significantly deteriorating economic outlook resulting from the Coronavirus pandemic.  Ongoing impacts of the CECL methodology will be dependent upon changes in economic conditions and forecasts, originated and acquired loan portfolio composition, portfolio duration, and other factors. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Credit Losses on Loans.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

				Increase		Increase
	Year Ended			(decrease)		(Decrease)
	December 31,			2021 versus 2020		2020 versus 2019
	2021	2020	2019	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,488	$2,859	$4,510	$(371)	(13)%	$(1,651)	(37)%
Increase in cash surrender value of life insurance	1,838	1,845	1,404	(7)	0%	441	31%
Gain on sales of SBA loans	1,718	839	689	879	105%	150	22%
Termination fees	797	89	165	708	796%	(76)	(46)%
Gain on proceeds from company owned life insurance	675	20	—	655	3,275%	20	N/A
Servicing income	553	673	636	(120)	(18)%	37	6%
Gain on the disposition of foreclosed assets	—	791	—	(791)	(100)%	791	N/A
Gain on sales of securities	—	277	661	(277)	(100)%	(384)	(58)%
Other	1,619	2,529	2,179	(910)	(36)%	350	16%
Total	$9,688	$9,922	$10,244	$(234)	(2)%	$(322)	(3)%

For the year ended December 31, 2021, noninterest income was $9.7 million, compared to $9.9 million for the year ended December 31, 2020, primarily due to lower service charges and fees on deposits accounts and servicing income during 2021, and a $791,000 gain on disposition of foreclosed assets, a $449,000 gain on warrants, and a $277,000 gain on the sale of securities during 2020.  These decreases were partially offset by a higher gain on sales of SBA loans, higher termination fees at Bay View Funding, and a $675,000 gain on proceeds for company owned life insurance during 2021.

For the year ended December 31, 2020, noninterest income was $9.9 million, compared to $10.2 million for the year ended December 31, 2019, primarily due to lower service charges and fees on deposit accounts, and a decrease in the gain on sale of securities, partially offset by an increase in the cash surrender value of life insurance, a higher gain on the sale of SBA loans, a gain realized on a warrant exercised, and a gain on the disposition of foreclosed assets during the first quarter of 2020.

A portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2021, SBA loan sales resulted in a $1.7 million gain, compared to a $839,000 gain on sales of SBA loans in 2020, and a $689,000 gain on sales of SBA loans in 2019.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

				Increase		Increase
	Year Ended			(Decrease)		(Decrease)
	December 31,			2021 versus 2020		2020 versus 2019
	2021	2020	2019	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$51,862	$50,571	$44,174	$1,291	3%	$6,397	14%
Occupancy and equipment	9,038	8,018	6,647	1,020	13%	1,371	21%
Professional fees	5,901	5,338	3,259	563	11%	2,079	64%
Reserve for litigation	4,500	—	—	4,500	N/A	—	N/A
Insurance expense	3,270	2,286	1,864	984	43%	422	23%
Amortization of intangible assets	2,996	3,751	2,739	(755)	(20)%	1,012	37%
Data processing	2,146	2,770	2,890	(624)	(23)%	(120)	(4)%
Software subscriptions	1,924	3,102	2,397	(1,178)	(38)%	705	29%
Other, excluding merger-related costs	11,413	11,074	9,848	339	3%	1,226	12%
Total noninterest expense, excluding merger-related costs	93,050	86,910	73,818	6,140	7%	13,092	18%
Salaries and employee benefits merger-related costs (1)	—	356	6,580	(356)	(100)%	(6,224)	(95)%
Other merger-related costs (2)	27	2,245	4,500	(2,218)	(99)%	(2,255)	(50)%
Total noninterest expense, including merger-related costs	$93,077	$89,511	$84,898	$3,566	4%	$4,613	5%

The following table indicates the percentage of noninterest expense in each category:

	Year Ended December 31,
		Percent		Percent		Percent
	2021	of Total	2020	of Total	2019	of Total

	(Dollars in thousands)
Salaries and employee benefits	$51,862	56%	$50,571	57%	$44,174	52%
Occupancy and equipment	9,038	10%	8,018	9%	6,647	8%
Professional fees	5,901	6%	5,338	6%	3,259	4%
Reserve for litigation	4,500	5%	—	0%	—	0%
Insurance expense	3,270	4%	2,286	3%	1,864	2%
Amortization of intangible assets	2,996	3%	3,751	4%	2,739	3%
Data processing	2,146	2%	2,770	3%	2,890	3%
Software subscriptions	1,924	2%	3,102	3%	2,397	3%
Other, excluding merger-related costs	11,413	12%	11,074	12%	9,848	12%
Total noninterest expense, excluding merger-related costs	93,050	100%	86,910	97%	73,818	87%
Salaries and employee benefits merger-related costs (1)	—	0%	356	0%	6,580	8%
Other merger-related costs (2)	27	0%	2,245	3%	4,500	5%
Total noninterest expense, including merger-related costs	$93,077	100%	$89,511	100%	84,898	100%

(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

Noninterest expense for the year ended December 31, 2021 increased to $93.1 million, compared to $89.5 million for the year ended December 31, 2020, primarily due to a $4.0 million reserve for a litigation matter that settled in the second quarter of 2021, partially offset by lower merger-related costs. Full-time equivalent employees were 326 at December 31, 2021, and 331 at December 31, 2020, and 357 at December 31, 2019.

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

The following table shows the effective tax rate for the dates indicated:

The following table shows the effective income tax rates for the dates indicated:

	Year Ended December 31,
	2021	2020	2019
Effective income tax rate	27.6%	28.1%	28.1%

The Company’s Federal and state income tax expense in 2021 was $18.2 million, compared to $13.8 million in 2020, and $15.9 million in 2019.

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

The Company had the net deferred tax assets of $28.8 million and $28.2 million at December 31, 2021, and December 31, 2020, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2021 and December 31, 2020 will be fully realized in future years.

FINANCIAL CONDITION

As of December 31, 2021, total assets increased 19% to $5.499 billion, compared to $4.634 billion at December 31, 2020. Securities available-for-sale, at fair value, were $102.3 million at December 31, 2021, a decrease of 57% from $235.8 million at December 31, 2020. Securities held-to-maturity, at amortized cost, were $658.4 million at December 31, 2021, an increase of 121% from $297.4 million at December 31, 2020.

Total loans, excluding loans held-for-sale, increased $468.1 million, or 18%, to $3.087 billion at December 31, 2021, compared to $2.619 billion at December 31, 2020.  Total loans at December 31, 2021, included $88.7 million of PPP loans, compared to $290.7 million at December 31, 2020.  Total loans at December 31, 2021 included $416.7 million of residential mortgages, compared to $85.1 million at December 31, 2020.  Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $334.6 million, or 15%, to $2.584 billion at December 31, 2021, compared to $2.250 billion at December 31, 2020.

Total deposits increased $844.9 million, or 22%, to $4.759 billion at December 31, 2021, compared to $3.914 billion at December 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $845.9 million, or 23%, to $4.588 billion at December 31, 2021, from $3.742 billion at December 31, 2020.

Securities Portfolio

The following table reflects the balances for each category of securities at year-end:

	December 31,
	2021	2020

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$102,252	$175,326
U.S. Treasury	—	60,448
Total	$102,252	$235,774
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$607,377	$228,652
Municipals — exempt from Federal tax	51,063	68,791
Total	$658,440	$297,443

The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2021:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten			After Ten
	Year or Less		Years		Years			Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield		Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$509	2.23%	$101,743	1.95%	$—	N/A	%	$—	N/A %	$102,252	1.95%
Total	$509	2.23%	$101,743	1.95%	$—	N/A	%	$—	N/A %	$102,252	1.95%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$6,081	0.01%	$165,242	1.68%	$242,908	1.62%		$193,146	1.82%	$607,377	1.68%
Municipals — exempt from Federal tax (1)	31,674	3.30%	19,084	3.43%	—	N/A		305	3.18%	51,063	3.35%
Total	$37,755	2.77%	$184,326	1.86%	$242,908	1.62%		$193,451	1.82%	$658,440	1.81%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

During 2021, the Company purchased $474.0 million of agency mortgage-backed securities (securities held-to-maturity), with a book yield of 1.56% and an average life of 5.78 years.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 56% of total assets at December 31, 2021 and 57% at December 31, 2020. The ratio of loans to deposits increased to 64.87% at December 31, 2021 from 66.91% at December 31, 2020.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

	December 31, 2021		December 31, 2020
	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$594,108	19%	$555,707	21%
SBA PPP loans	88,726	3%	290,679	11%
Real estate:
CRE - owner occupied	595,934	19%	560,362	21%
CRE - non-owner occupied	902,326	29%	693,103	27%
Land and construction	147,855	5%	144,594	6%
Home equity	109,579	4%	111,885	4%
Multifamily	218,856	7%	166,425	6%
Residential mortgages	416,660	13%	85,116	3%
Consumer and other	16,744	1%	18,116	1%
Total Loans	3,090,788	100%	2,625,987	100%
Deferred loan fees, net	(3,462)	—	(6,726)	—
Loans, net of deferred fees	3,087,326	100%	2,619,261	100%
Allowance for credit losses on loans	(43,290)		(44,400)
Loans, net	$3,044,036		$2,574,861

The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 77% of its gross loans were secured by real property as of December 31, 2021, compared to 67% as of December 31, 2020. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2021, loans were sold resulting in a gain on sales of SBA loans of $1,718,000 compared to a gain on sales of SBA loans of $839,000 for 2020, and $689,000 for 2019.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including, but not limited to, service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 37 days for the years ended December 31, 2021, December 31, 2020, and December 31, 2019. The balance of the purchased receivables as of December 31, 2021 and December 31, 2020 was $53.2 million and $47.2 million, respectively.

The commercial loan portfolio increased $38.4 million, or 7%, to $594.1 million at December 31, 2021, from $555.7 million at December 31, 2020. The commercial loan line usage was 31% at December 31, 2021, compared to 28% at December 31, 2020. In addition, the Company had $88.7 million in PPP loans at December 31, 2021, compared to $290.7 million at December 31, 2020.

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

The CRE owner occupied loan portfolio increased $35.5 million, or 6% to $595.9 million at December 31, 2021, from $560.4 million at December 31, 2020. CRE non-owner occupied loans increased $209.2 million, or 30% to $902.3 million at December 31, 2021, from $693.1 million at December 31, 2020. At December 31, 2021, 40% of the CRE loan portfolio was secured by owner occupied real estate.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $3.3 million, or 2%, to $147.9 million at December 31, 2021, from $144.6 million at December 31, 2020.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased $2.3 million, or (2%), to $109.6 million at December 31, 2021, from $111.9 million at December 31, 2020.

Multifamily loans increased $52.5 million, or 32%, to $218.9 million at December 31, 2021, compared to $166.4 million at December 31, 2020.

Residential mortgage loans increased $331.6 million, or 390%, to $416.7 million, at December 31, 2021, compared to $85.1 million at December 31, 2020. During the year ended December 31, 2021, the Company purchased single family residential mortgage loans totaling $405.8 million, tied to homes all located in California, with average principal balances of approximately $853,000, and a weighted average yield of approximately 3.14% (net of servicing fees). Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $98.9 million and $164.8 million at December 31, 2021, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale), as of December 31, 2021. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2021, approximately 38% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One	Over Five
	Due in	Year But	Years But
	One Year	Less than	Less than	Over
	or Less	Five Years	Fifteen Years	Fifteen Years	Total

	(Dollars in thousands)
Commercial	$309,945	$214,695	$65,230	$4,238	$594,108
SBA PPP loans	1,717	87,009	—	—	88,726
Real estate:
CRE - owner occupied	118,728	112,551	315,553	49,102	595,934
CRE - non-owner occupied	228,275	177,893	490,420	5,738	902,326
Land and construction	120,773	16,580	8,344	2,158	147,855
Home equity	109,493	—	86	—	109,579
Multifamily	21,611	63,133	134,112	—	218,856
Residential mortgages	13,901	19,734	67,619	315,406	416,660
Consumer and other	13,988	1,325	1,209	222	16,744
Loans	$938,431	$692,920	$1,082,573	$376,864	$3,090,788

Loans with variable interest rates	$857,682	$181,863	$122,297	$26,459	$1,188,301
SBA PPP loans with fixed interest rates	1,717	87,009	—	—	88,726
Other loans with fixed interest rates	79,032	424,048	960,276	350,405	1,813,761
Loans	$938,431	$692,920	$1,082,573	$376,864	$3,090,788

Loan Servicing

As of December 31, 2021, 2020, and 2019, SBA loans that were serviced by the Company for others totaled $73.3 million, $78.0 million, and $87.8 million, respectively. Activity for loan servicing rights was as follows:

	2021	2020	2019

	(Dollars in thousands)
Beginning of period balance	$531	$583	$871
Additions	384	213	157
Amortization	(260)	(265)	(445)
End of period balance	$655	$531	$583

Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2021 and 2020, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	2021	2020	2019

	(Dollars in thousands)
Beginning of period balance	$305	$503	$568
Unrealized holding (loss) gain	(84)	(198)	(65)
End of period balance	$221	$305	$503

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2021, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$221
Prepayment speed assumption (annual rate)	13.4%
Impact on fair value of 10% adverse change in prepayment speed (CPR 14.7%)	$(2)
Impact on fair value of 20% adverse change in prepayment speed (CPR 16.1%)	$(4)
Residual cash flow discount rate assumption (annual)	13.9%
Impact on fair value of 1% adverse change in discount rate (14.0% discount rate)	$(6)
Impact on fair value of 2% adverse change in discount rate (14.2% discount rate)	$(10)

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.2 billion and $1.1 billion at December 31, 2021 and December 31, 2020, respectively. Unused commitments represented 37% and 42% of outstanding gross loans at December 31, 2021 and December 31, 2020, respectively.

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $5.0 million and $6.2 million at December 31, 2021 and December 31, 2020, respectively, of which $1.3 million and $1.9 million were on nonaccrual. There were also $2.2 million and $5.9 million loans less than 30 days past due included in nonaccrual loans held-for-investment, at December 31, 2021 and December 31, 2020, respectively.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2021	2020

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$3,460	$7,788
Restructured and loans 90 days past due and
still accruing	278	81
Total nonperforming loans	3,738	7,869
Foreclosed assets	—	—
Total nonperforming assets	$3,738	$7,869

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.12%	0.30%
Nonperforming assets as a percentage of total assets	0.07%	0.17%

Nonperforming assets were $3.7 million, or 0.07% of total assets, at December 31, 2021, compared to $7.9 million, or 0.17% of total assets, at December 31, 2020.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

	December 31, 2020
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

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

The following table presents the amortized cost basis of collateral-dependent loans by loan classification at the period indicated:

	Collateral Type as of December 31, 2021

	Business
	Assets	Total

	(Dollars in thousands)
Commercial	$1,029	$1,029
Total	$1,029	$1,029

	Collateral Type as of December 31, 2020
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

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

Classified loans decreased to $33.8 million, or 0.62% of total assets, at December 31, 2021, compared to $34.0 million, or 0.73% of total assets at December 31, 2020.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans were $88.7 million and $290.7 million of PPP loans at December 31, 2021 and December 31, 2020, respectively.

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

On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the DFPI also review the allowance for credit losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for credit losses on loans is adequate. However, the loan portfolio could be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Allocation of Allowance for Credit Losses on Loans

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for credit losses on loans and certain pertinent ratios for the periods indicated:

	2021	2020	2019	2018	2017

	(Dollars in thousands)
Beginning of year balance	$44,400	$23,285	$27,848	$19,658	$19,089
Charge-offs:
Commercial	(520)	(1,776)	(6,609)	(2,002)	(2,239)
Consumer and other	—	(104)	(14)	(24)	—
Total charge-offs	(520)	(1,880)	(6,623)	(2,026)	(2,239)

Recoveries:
Commercial	1,354	998	1,045	2,645	1,585
Real estate:
CRE - owner occupied	16	1	—	—	859
Land and construction	884	70	76	114	244
Home equity	93	93	93	36	21
Consumer and other	197	30	—	—	—
Total recoveries	2,544	1,192	1,214	2,795	2,709
Net (charge-offs) recoveries	2,024	(688)	(5,409)	769	470
Impact of adopting Topic 326	—	8,570	—	—	—
Provision for credit losses on loans(1)	(3,134)	13,233	846	7,421	99
End of year balance	$43,290	$44,400	$23,285	$27,848	$19,658
(1)	Provision for credit losses on loans for the year ended December 31, 2021 and December 31, 2020, Provision for loan losses for the previous years

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

	December 31,
	2021		2020		2019		2018		2017
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$8,414	22%	$11,587	32%	$10,453	24%	$17,061	29%	$10,608	33%
Real estate:								—
CRE - owner occupied	7,954	19%	8,560	21%	3,825	22%	2,907	23%	2,873	25%
CRE - non-owner occupied	17,125	29%	16,416	27%	3,760	30%	3,456	25%	2,724	23%
Land and construction	1,831	5%	2,509	6%	2,621	6%	2,008	7%	1,441	6%
Home equity	864	4%	1,297	4%	2,244	6%	1,609	5%	1,390	5%
Multifamily	2,796	7%	2,804	6%	57	7%	374	5%	312	3%
Residential mortgages	4,132	13%	943	3%	243	4%	317	5%	210	4%
Consumer and other	174	1%	284	1%	82	1%	116	1%	100	1%
Total	$43,290	100%	$44,400	100%	$23,285	100%	$27,848	100%	$19,658	100%

The allowance for credit losses on loan totaled $43.3 million, or 1.40% of total loans at December 31, 2021. The allowance for loan losses totaled $44.4 million, or 1.70% of total loans at December 31, 2020. The allowance for credit losses on loan to total nonperforming loans increased to 1,158.11% at December 31, 2021, compared to 564.24% at December 31, 2020. The Company had net recoveries of ($2.0) million or (0.07)% of average loans, for the year ended December 31, 2021, compared to net charge-offs of $688,000, or 0.03% of average loans, for the year ended December 31, 2020. Net charge-offs of $5.4 million for the year ended December 31, 2019 primarily consisted of three lending relationships totaling $5.5 million in net charge-offs during the fourth quarter of 2019, including one large relationship which was previously disclosed and specifically reserved for during the second and third quarters of 2018.  The three lending relationships totaling $5.5 million in net charge-offs had a total of $4.7 million in specific reserves.

The following table shows the results of adopting CECL for the year ended December 31, 2021:

Drivers of Change in ACLL Under CECL	(Dollars in thousands)
ACLL at December 31, 2020	$44,400
Net recoveries during the first quarter of 2021	1,408
Portfolio changes during the first quarter of 2021	313
Qualitative and quantitative changes during the first
quarter of 2021 including changes in economic forecasts	(1,825)
ACLL at March 31, 2021	44,296
Net recoveries during the second quarter of 2021	153
Portfolio changes during the second quarter of 2021	2,153
Qualitative and quantitative changes during the second
quarter of 2021 including changes in economic forecasts	(2,646)
ACLL at June 30, 2021	$43,956
Net recoveries during the third quarter of 2021	238
Portfolio changes during the third quarter of 2021	2,485
Qualitative and quantitative changes during the third
quarter of 2021 including changes in economic forecasts	(2,999)
ACLL at September 30, 2021	$43,680
Net recoveries during the fourth quarter of 2021	225
Portfolio changes during the fourth quarter of 2021	3,786
Qualitative and quantitative changes during the fourth
quarter of 2021 including changes in economic forecasts	(4,401)
ACLL at December 31, 2021	$43,290

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. Some of the Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and liabilities at December 31, 2021 and December 31, 2020 included $34.9 million and $35.9 million, respectively, of right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. See Note 7 to the consolidated financial statements.

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

In December 2021, the Company entered into a lease agreement for 4,099 square feet of office space in Oakland, California, the estimated commencement date is July 1, 2022.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	December 31, 2021		December 31, 2020
	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,903,768	40%	$1,661,655	42%
Demand, interest-bearing	1,308,114	27%	960,179	25%
Savings and money market	1,375,825	29%	1,119,968	29%
Time deposits — under $250	38,734	1%	45,027	1%
Time deposits — $250 and over	94,700	2%	103,746	3%
CDARS — interest-bearing demand,
money market and time deposits	38,271	1%	23,911	1%
Total deposits	$4,759,412	100%	$3,914,486	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at December 31, 2021 and December 31, 2020.

Total deposits increased $844.9 million, or 22%, to $4.759 billion at December 31, 2021, compared to $3.914 billion at December 31, 2020. Deposits, excluding all time deposits and CDARS deposits, increased $845.9 million, or 23%, to $4.588 billion at December 31, 2021, compared to $3.742 billion at December 31, 2020.

At December 31, 2021, the $38.3 million CDARS deposits were comprised of $30.9 million of interest-bearing demand deposits, $1.0 million of money market accounts and $6.4 million of time deposits. At December 31, 2020, the $23.9 million CDARS deposits were comprised of $18.6 million of interest-bearing demand deposits, $663,000 of money market accounts and $4.6 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of December 31, 2021:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$19,718	33%
Over three months through six months	15,787	27%
Over six months through twelve months	11,600	19%
Over twelve months	12,595	21%
Total	$59,700	100%

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

The contractual maturity of total deposits at December 31, 2021, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Deposits(1)	$4,737,512	$21,154	$746	$—	$4,759,412

(1) Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2021	2020	2019
Return on average assets	0.92%	0.80%	1.21%
Return on average tangible assets	0.96%	0.83%	1.25%
Return on average equity	8.15%	6.12%	9.51%
Return on average tangible equity	11.86%	9.04%	13.09%
Average equity to average assets ratio	11.33%	13.00%	12.69%

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 64.87% at December 31, 2021, compared to 66.91% at December 31, 2020.

FHLB and FRB Borrowings and Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2021, and December 31, 2020, the Company had no overnight borrowings from the FHLB. The Company had $280.7 million of loans pledged to the FHLB as collateral on a line of credit of $204.2 million at December 31, 2021. The Company also had $1.6 million of securities pledged to the FHLB as collateral on an available line of credit of $1.5 million at December 31, 2021, none of which was outstanding.

The Company can also borrow from the FRB’s discount window. The Company had approximately $1.0 billion of loans pledged to the FRB as collateral on an available line of credit of approximately $567.9 million at December 31, 2021, none of which was outstanding.

At December 31, 2021 and 2020, the Company had Federal funds purchase arrangements available of $90.0 million. There were no Federal funds purchased outstanding at December 31, 2021 and 2020.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2021.  The Company had a $10.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2020.  The Company’s line of credit with a correspondent bank increased from $10.0 million to $20.0 million during the fourth quarter of 2021.

The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2021, and 2020.

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

The LIBOR index for new financial contracts was phased-out at the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. We are currently reviewing loan documentation, technology systems and procedures we will need to implement for the transition when U.S. LIBOR indexes are expected to cease publication in June 2023.

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	December 31,	December 31,	December 31,
	2021	2020	2019

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$433,488	$410,307	$393,432
Additional Tier 1 capital	—	—	—
Tier 1 Capital	433,488	410,307	393,432
Tier 2 Capital	72,721	73,563	63,726
Total Capital	$506,209	$483,870	$457,158

Risk-weighted assets	$3,521,058	$2,924,448	$3,136,252
Average assets for capital purposes	$5,504,834	$4,507,032	$4,041,927

Capital ratios:
Total Capital	14.4%	16.5%	14.6%
Tier 1 Capital	12.3%	14.0%	12.5%
Common equity Tier 1 Capital	12.3%	14.0%	12.5%
Tier 1 Leverage(1)	7.9%	9.1%	9.7%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	December 31,	December 31,	December 31,
	2021	2020	2019

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$451,586	$428,109	$411,585
Additional Tier 1 capital	—	—	—
Tier 1 Capital	451,586	428,109	411,585
Tier 2 Capital	32,796	33,824	24,172
Total Capital	$484,382	$461,933	$435,757

Risk-weighted assets	$3,518,391	$2,922,577	$3,134,848
Average assets for capital purposes	$5,502,185	$4,505,265	$4,040,265

Capital ratios:
Total Capital	13.8%	15.8%	13.9%
Tier 1 Capital	12.8%	14.6%	13.1%
Common Equity Tier 1 Capital	12.8%	14.6%	13.1%
Tier 1 Leverage(1)	8.2%	9.5%	10.2%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At December 31, 2021, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2021, December 31, 2020, and December 31, 2019, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since of December 31, 2021, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At December 31, 2021, the Company had total shareholders’ equity of $598.0 million, compared to $577.9 million at December 31, 2020. At December 31, 2021, total shareholders’ equity included $497.7 million in common stock, $111.3 million in retained earnings, and ($11.0) million of accumulated other comprehensive loss. The book value per common share was $9.91 at December 31, 2021, compared to $9.64 at December 31, 2020. The tangible book value per common share was $6.91 at December 31, 2021, compared to $6.57 at December 31, 2020.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	December 31,	December 31,
Accumulated Other Comprehensive Loss	2021	2020

	(Dollars in thousands)
Unrealized gain on securities available-for-sale	$1,991	$3,709
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	—	261
Split dollar insurance contracts liability	(5,480)	(6,140)
Supplemental executive retirement plan liability	(7,669)	(8,767)
Unrealized gain on interest-only strip from SBA loans	162	220
Total accumulated other comprehensive loss	$(10,996)	$(10,717)

Selected Financial Data

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto following Item 15 — Exhibits and Financial Statement Schedules.

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2021	2020	2019	2018	2017

	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$153,256	$150,471	$142,659	$129,845	$106,911
Interest expense	7,131	8,581	10,847	7,822	5,387
Net interest income before provision for credit losses on loans(1)	146,125	141,890	131,812	122,023	101,524
Provision for (recapture of) credit losses on loans(1)	(3,134)	13,233	846	7,421	99
Net interest income after provision for credit losses on loans(1)	149,259	128,657	130,966	114,602	101,425
Noninterest income	9,688	9,922	10,244	9,574	9,612
Noninterest expense	93,077	89,511	84,898	75,521	60,738
Income before income taxes	65,870	49,068	56,312	48,655	50,299
Income tax expense	18,170	13,769	15,851	13,324	26,471
Net income	$47,700	$35,299	$40,461	$35,331	$23,828

PER COMMON SHARE DATA:
Basic net income(2)	$0.79	$0.59	$0.87	$0.85	$0.63
Diluted net income(3)	$0.79	$0.59	$0.84	$0.84	$0.62
Book value per common share	$9.91	$9.64	$9.71	$8.49	$7.10
Tangible book value per common share	$6.91	$6.57	$6.55	$6.28	$5.76
Dividend payout ratio	65.56%	88.04%	56.16%	52.26%	63.95%
Weighted average number of shares outstanding — basic	60,133,821	59,478,343	46,684,384	41,469,211	38,095,250
Weighted average number of shares outstanding — diluted	60,689,062	60,169,139	47,906,229	42,182,939	38,610,815
Common shares outstanding at period end	60,339,837	59,917,457	59,368,156	43,288,750	38,200,883

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$760,649	$533,163	$771,385	$836,241	$790,193
Net loans	$3,044,036	$2,574,861	$2,510,559	$1,858,557	$1,563,009
Allowance for credit losses on loans(4)	$43,290	$44,400	$23,285	$27,848	$19,658
Goodwill and other intangible assets	$181,299	$184,295	$187,835	$95,760	$51,253
Total assets	$5,499,409	$4,634,114	$4,109,463	$3,096,562	$2,843,452
Total deposits	$4,759,412	$3,914,486	$3,414,768	$2,637,532	$2,482,989
Subordinated debt, net of issuance costs	$39,925	$39,740	$39,554	$39,369	$39,183
Short-term borrowings	$—	$—	$328	$—	$—
Total shareholders’ equity	$598,028	$577,889	$576,708	$367,466	$353,566

SELECTED PERFORMANCE RATIOS:(5)
Return on average assets	0.92%	0.80%	1.21%	1.16%	0.86%
Return on average tangible assets	0.96%	0.83%	1.25%	1.19%	0.88%
Return on average equity	8.15%	6.12%	9.51%	10.79%	8.86%
Return on average tangible equity	11.86%	9.04%	13.09%	14.41%	10.98%
Net interest margin (fully tax equivalent)	3.05%	3.50%	4.28%	4.31%	3.99%
Efficiency ratio (6)	59.74%	58.96%	59.76%	57.39%	54.65%
Average net loans (excludes loans held-for-sale) as a percentage of
average deposits	61.39%	69.58%	69.65%	67.35%	62.65%
Average total shareholders’ equity as a percentage of average total assets	11.33%	13.00%	12.69%	10.72%	9.76%

SELECTED ASSET QUALITY DATA:(7)
Net charge-offs (recoveries) to average loans	(0.07)%	0.03%	0.27%	(0.04)%	(0.03)%
Allowance for credit losses on loans to total loans (4)	1.40%	1.70%	0.92%	1.48%	1.24%
Nonperforming loans to total loans	0.12%	0.30%	0.39%	0.79%	0.16%
Nonperforming assets	$3,738	$7,869	$9,828	$14,887	$2,485

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	14.4%	16.5%	14.6%	15.0%	14.4%
Tier 1 risk-based	12.3%	14.0%	12.5%	12.0%	11.4%
Common equity Tier 1 risk-based capital	12.3%	14.0%	12.5%	12.0%	11.4%
Leverage	7.9%	9.1%	9.7%	8.9%	8.0%

Notes:

(1)	Provision for (recapture of) credit losses on loans for the years ended December 31, 2021 and December 31, 2020. Provision for loan losses for previous years.
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

(4)  Allowance for credit losses on loans at December 31, 2021 and December 31, 2020. Allowance for loan losses for previous years.

(5)  Average balances used in this table and throughout this Annual Report are based on daily averages.

(6)  The efficiency ratio is calculated by dividing noninterest expenses by the sum of net interest income before provision for credit losses on loans and noninterest income.

(7)	Average loans and total loans exclude loans held-for-sale.

Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	Quarter Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021

	(Dollars in thousands, except per share amounts)
Interest income	$39,956	$39,907	$36,632	$36,761
Interest expense	1,847	1,725	1,756	1,803
Net interest income	38,109	38,182	34,876	34,958
Provision for (recapture of) credit losses on loans	(615)	(514)	(493)	(1,512)
Net interest income after provision for credit losses on loans	38,724	38,696	35,369	36,470
Noninterest income	2,810	2,408	2,169	2,301
Noninterest expense	22,227	21,831	25,775	23,244
Income before income taxes	19,307	19,273	11,763	15,527
Income tax expense	5,342	5,555	2,950	4,323
Net income	$13,965	$13,718	$8,813	$11,204
Earnings per common share
Basic	$0.23	$0.23	$0.15	$0.19
Diluted	$0.23	$0.23	$0.15	$0.19

	Quarter Ended
	12/31/2020	9/30/2020	6/30/2020	3/31/2020

	(Dollars in thousands, except per share amounts)
Interest income	$36,145	$36,252	$37,132	$40,942
Interest expense	1,940	2,087	2,192	2,362
Net interest income	34,205	34,165	34,940	38,580
Provision (credit) for loan losses	(1,348)	197	1,114	13,270
Net interest income after provision for loan losses	35,553	33,968	33,826	25,310
Noninterest income	2,056	2,595	2,078	3,193
Noninterest expense (1)	21,557	21,168	21,012	25,774
Income before income taxes	16,052	15,395	14,892	2,729
Income tax expense	4,429	4,198	4,274	868
Net income	$11,623	$11,197	$10,618	$1,861
Earnings per common share
Basic	$0.19	$0.19	$0.18	$0.03
Diluted	$0.19	$0.19	$0.18	$0.03

(1)	Includes $101,000, $17,000, $59,000, and $2,424,000 pre-tax acquisition costs in the fourth, third, and second quarters of 2021, respectively, related to the Presidio merger.

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company’s exposure to market risk is reviewed on a regular basis by the Strategic Initiatives, Finance and Investment Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2021. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$56,320	40.0%
+300	$42,413	30.1%
+200	$28,547	20.3%
+100	$14,426	10.2%
0	—	—
−100	$(12,638)	(9.0)%
−200	$(24,542)	(17.4)%

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2021, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 95 through 149.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2021, the period covered by this report.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

Not applicable.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

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

ITEM 11  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2021. Such information is incorporated herein by reference.

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 95 through 149.

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

4.3	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2027 (included in Exhibit 4.2) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2017)
4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed on March 11, 2020)
*10.1	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed May 3, 2005)
*10.2	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed June 2, 2009)
*10.3	Non-qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 31, 2005)
*10.4	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant’s Current Report on Form 8 K filed July 21, 2011)
*10.5	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2012)

Exhibit Number	Description
*10.6	Employment Agreement with Margo Butsch, dated June 26, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 26, 2017)
*10.7	Employment Agreement with Keith Wilton, dated August 8, 2019 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed August 12, 2019)
*10.8	Employment Agreement with Robertson Clay Jones, effective October 11, 2019 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 11, 2020)
*10.9	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 9, 2012)
*10.10	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 9, 2012)
*10.11	2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)
*10.12	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)
*10.13	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)
*10.14	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed September 30, 2008)
*10.15	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 17, 2008)
*10.16	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 17, 2008)
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

*10.21	Separation Agreement with Keith Wilton, dated March 12, 2021 (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed March 15, 2001)
*10.22	Employment Agreement with Walter T. Kaczmareck, dated April 5, 2021 (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed April 8, 2021)
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

10.25	Presidio Bank Amended and Restated 2006 Stock Options Plan (incorporated herein by reference from the Registrant’s Statement on Form S-8 filed October 15, 2019)
10.26	Presidio Bank 2016 Equity Incentive Plan (incorporated herein by reference from the Registrant’s Statement on Form S-8 filed October 15, 2019)
21.1	Subsidiaries of the Registrant (incorporated herein from the Registrant’s 2016 Annual Report on Form 10-K, as filed March 3, 2017)
23.1	Consent of Crowe LLP
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

Exhibit Number	Description
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	Cover Page Interactive Data (formatted as inline XBRL)

*  Management contract or compensatory plan or arrangement.

ITEM 16  FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

	BY:	/s/ WALTER T. KACZMAREK
Walter T. Kaczmarek
DATE: March 4, 2022		Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JULIANNE M. BIAGINI-KOMAS	Director	March 4, 2022
Julianne M. Biagini-Komas

/s/ BRUCE H. CABRAL Bruce H. Cabral	Director	March 4, 2022
/s/ JACK W. CONNER	Director and Chairman of the Board	March 4, 2022
Jack W. Conner

/s/ JASON DINAPOLI	Director	March 4, 2022
Jason DiNapoli
/s/ STEPHEN G. HEITEL	Director	March 4, 2022
Stephen G. Heitel

/s/ KAMRAN F. HUSAIN	Director	March 4, 2022
Kamran F. Husain

/s/ WALTER T. KACZMAREK	Director and Chief Executive Officer (Principal Executive Officer)	March 4, 2022
Walter T. Kaczmarek
/s/ LAWRENCE D. MCGOVERN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2022
Lawrence D. McGovern

/s/ ROBERT T. MOLES	Director	March 4, 2022
Robert T. Moles

/s/ MARINA H. PARK SUTTON	Director	March 4, 2022
Marina H. Park Sutton

/s/ LAURA RODEN	Director	March 4, 2022
Laura Roden

/s/ RANSON W. WEBSTER	Director	March 4, 2022
Ranson W. Webster

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Heritage Commerce Corp

San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACLL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s held for investment loan portfolio. The estimate of the ACLL is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2021, the Company’s ACLL was $43,290,000, and the recapture of credit losses on loans was ($3,134,000) for the year then ended.

To estimate the ACLL, the Company uses a discounted cash flow methodology that includes loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. The Company uses economic forecast data for the state of California including gross state product, unemployment rate, home price index and a national commercial real estate value index in their forecasting models. Management uses a four quarter forecast of each economic factor for each loan segment.  The economic factors are assumed to revert to the historic mean over an eight quarter period after the four quarter forecast period. The Company also uses a qualitative analysis framework to address changes in risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation. Significant management judgment was required in determining whether, and to what extent, qualitative adjustments were required.

The audit procedures over the selection and application of the economic forecasts involved a high degree of auditor judgment and required significant audit effort. Additionally, the audit procedures over the qualitative adjustments utilized in management’s methodology involved especially challenging and subjective auditor judgment. Therefore, we identified auditing the reasonableness of the economic forecast assumptions and the qualitative adjustments applied as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Tested the design and operating effectiveness of the Company’s controls over:
o	The relevance and reliability of the economic forecast assumptions applied in the discounted cash flow calculation and the completeness and accuracy of data used.
o	The relevance and reliability of the data used to support qualitative adjustments.
o	The reasonableness of assumptions and judgments made for qualitative adjustments

●	Performed substantive procedures over the relevancy and reliability of economic forecast assumptions applied within the discounted cash flow calculation.
●	Performed substantive testing over the qualitative adjustments including:
o	Assessed the appropriateness and reasonableness of the framework developed for the qualitative adjustments including evaluating management’s judgments as to which factors impacted the qualitative adjustments for each portfolio segment.
o	Evaluated the reasonableness and the relevance of data used in the qualitative adjustment methodology.
o	Performed testing over the accuracy of inputs utilized in the calculation of qualitative adjustments for each portfolio segment.
o	Tested the mathematical accuracy of the calculation of qualitative factor adjustments.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2005.

Sacramento, California

March 4, 2022

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Assets
Cash and due from banks	$15,703	$30,598
Other investments and interest-bearing deposits in other financial institutions	1,290,513	1,100,475
Total cash and cash equivalents	1,306,216	1,131,073
Securities available-for-sale, at fair value	102,252	235,774
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $43 at December 31, 2021
and $54 at December 31, 2020 (fair value of $657,649 at December 31, 2021 and $304,927 at December 31, 2020)	658,397	297,389
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,367	1,699
Loans, net of deferred fees	3,087,326	2,619,261
Allowance for credit losses on loans	(43,290)	(44,400)
Loans, net	3,044,036	2,574,861
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	32,504	33,522
Company-owned life insurance	77,589	77,523
Premises and equipment, net	9,639	10,459
Goodwill	167,631	167,631
Other intangible assets	13,668	16,664
Accrued interest receivable and other assets	85,110	87,519
Total assets	$5,499,409	$4,634,114

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,903,768	$1,661,655
Demand, interest-bearing	1,308,114	960,179
Savings and money market	1,375,825	1,119,968
Time deposits - under $250	38,734	45,027
Time deposits - $250 and over	94,700	103,746
CDARS - interest-bearing demand, money market and time deposits	38,271	23,911
Total deposits	4,759,412	3,914,486
Subordinated debt, net of issuance costs	39,925	39,740
Accrued interest payable and other liabilities	102,044	101,999
Total liabilities	4,901,381	4,056,225

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at December 31, 2021 and December 31, 2020	—	—
Common stock, no par value; 100,000,000 shares authorized;
60,339,837 shares issued and outstanding at December 31, 2021 and
59,917,457 shares issued and outstanding at December 31, 2020	497,695	493,707
Retained earnings	111,329	94,899
Accumulated other comprehensive loss	(10,996)	(10,717)
Total shareholders' equity	598,028	577,889
Total liabilities and shareholders' equity	$5,499,409	$4,634,114

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$139,244	$133,169	$116,808
Securities, taxable	8,678	11,637	15,836
Securities, exempt from Federal tax	1,576	1,908	2,148
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	3,758	3,757	7,867
Total interest income	153,256	150,471	142,659

Interest expense:
Deposits	4,816	6,260	8,159
Subordinated debt	2,314	2,320	2,686
Short-term borrowings	1	1	2
Total interest expense	7,131	8,581	10,847

Net interest income before provision for credit losses on loans	146,125	141,890	131,812
Provision for (recapture of) credit losses on loans	(3,134)	13,233	846
Net interest income after provision for credit losses on loans	149,259	128,657	130,966

Noninterest income:
Service charges and fees on deposit accounts	2,488	2,859	4,510
Increase in cash surrender value of life insurance	1,838	1,845	1,404
Gain on sales of SBA loans	1,718	839	689
Termination fees	797	89	165
Gain on proceeds from company owned life insurance	675	20	—
Servicing income	553	673	636
Gain on the disposition of foreclosed assets	—	791	—
Gain on sales of securities	—	277	661
Other	1,619	2,529	2,179
Total noninterest income	9,688	9,922	10,244

Noninterest expense:
Salaries and employee benefits	51,862	50,927	50,754
Occupancy and equipment	9,038	8,018	6,647
Professional fees	5,901	5,338	3,259
Other	26,276	25,228	24,238
Total noninterest expense	93,077	89,511	84,898
Income before income taxes	65,870	49,068	56,312
Income tax expense	18,170	13,769	15,851
Net income	$47,700	$35,299	$40,461

Earnings per common share:
Basic	$0.79	$0.59	$0.87
Diluted	0.79	0.59	0.84

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
	2021	2020	2019

	(Dollars in thousands)
Net income	$47,700	$35,299	$40,461
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale
securities and I/O strips	(2,953)	3,553	10,620
Deferred income taxes	1,177	(1,031)	(3,545)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	(371)	(52)	(65)
Deferred income taxes	110	15	19
Reclassification adjustment for gains realized in income	—	(277)	(661)
Deferred income taxes	—	82	195
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(2,037)	2,290	6,563

Change in net pension and other benefit plan liability adjustment	2,219	(4,036)	(5,622)
Deferred income taxes	(461)	807	1,662
Change in pension and other benefit plan liability, net of
deferred income taxes	1,758	(3,229)	(3,960)
Other comprehensive (loss) income	(279)	(939)	2,603

Total comprehensive income	$47,421	$34,360	$43,064

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2021, 2020 and 2019
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share data)
Balance, January 1, 2019	43,288,750	$300,844	$79,003	$(12,381)	$367,466
Net income	—	—	40,461	—	40,461
Other comprehensive income	—	—	—	2,603	2,603
Issuance of common shares to acquire
Presidio Bank, net of offering costs of $246	15,684,064	177,926	—	—	177,926
Consideration for Presidio stock options exchanged
for Heritage Commerce Corp stock options	—	7,426	—	—	7,426
Issuance of restricted stock awards, net	128,653	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	1,283	—	—	1,283
Cash dividend declared $0.48 per share	—	—	(22,723)	—	(22,723)
Stock option expense, net of forfeitures	—	640	—	—	640
Stock options exercised	266,689	1,626	—	—	1,626
Balance, December 31, 2019	59,368,156	489,745	96,741	(9,778)	576,708
Net income	—	—	35,299	—	35,299
Cumulative effect of change in accounting principles (Note 1)	—	—	(6,062)	—	(6,062)
Other comprehensive loss	—	—	—	(939)	(939)
Issuance of restricted stock awards, net	168,117	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	1,689	—	—	1,689
Cash dividend declared $0.52 per share	—	—	(31,079)	—	(31,079)
Stock option expense, net of forfeitures and taxes	—	559	—	—	559
Stock options exercised	381,184	1,714	—	—	1,714
Balance, December 31, 2020	59,917,457	493,707	94,899	(10,717)	577,889
Net income	—	—	47,700	—	47,700
Other comprehensive loss	—	—	—	(279)	(279)
Issuance of restricted stock awards, net	152,967	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	1,940	—	—	1,940
Cash dividend declared $0.52 per share	—	—	(31,270)	—	(31,270)
Stock option expense, net of forfeitures and taxes	—	579	—	—	579
Stock options exercised	269,413	1,469	—	—	1,469
Balance, December 31, 2021	60,339,837	$497,695	$111,329	$(10,996)	$598,028

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,700	$35,299	$40,461
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	3,649	3,747	2,590
Gain on sale of securities available-for-sale	—	(277)	(661)
Gain on sale of SBA loans	(1,718)	(839)	(689)
Proceeds from sale of SBA loans originated for sale	18,324	11,154	10,096
SBA loans originated for sale	(17,274)	(10,962)	(8,504)
Gain on the disposition of foreclosed assets	—	(791)	—
Provision for (recapture of) credit losses on loans	(3,134)	13,233	846
Increase in cash surrender value of life insurance	(1,838)	(1,845)	(1,404)
Depreciation and amortization	1,072	951	846
Amortization of other intangible assets	2,996	3,751	2,739
Stock option expense, net	579	559	640
Amortization of restricted stock awards, net	1,940	1,689	1,283
Amortization of subordinated debt issuance costs	185	186	185
Gain on proceeds from company-owned life insurance	(675)	(20)	—
Effect of changes in:
Accrued interest receivable and other assets	6,127	8,101	8,407
Accrued interest payable and other liabilities	(1,084)	(6,641)	(6,492)
Net cash provided by operating activities	56,849	57,295	50,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	—	(111,954)
Purchase of securities held-to-maturity	(474,017)	(30,916)	(50,041)
Maturities/paydowns/calls of securities available-for-sale	129,191	114,662	53,566
Maturities/paydowns/calls of securities held-to-maturity	110,823	97,365	59,361
Proceeds from sales of securities available-for-sale	—	56,598	167,551
Proceeds from the disposition of foreclosed assets	—	791	—
Purchase of mortgage loans	(405,752)	—	—
Net change in loans	(60,289)	(85,646)	33,810
Changes in Federal Home Loan Bank stock and other investments	1,018	(3,680)	1,161
Purchase of premises and equipment	(252)	(3,160)	(203)
Proceeds from redemption of company-owned life insurance	2,447	369	—
Cash received in bank acquisition, net of cash paid	—	—	117,988
Net cash (used in) provided by investing activities	(696,831)	146,383	271,239

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	844,926	499,718	2,977
Redemption of subordinated debt	—	—	(10,000)
Payment for extinguishment penalty	—	—	(300)
Net change in short-term borrowings	—	(328)	(114)
Exercise of stock options	1,469	1,714	1,626
Common stock offering costs	—	—	(246)
Payment of cash dividends	(31,270)	(31,079)	(22,723)
Net cash provided by (used in) financing activities	815,125	470,025	(28,780)
Net increase in cash and cash equivalents	175,143	673,703	292,802
Cash and cash equivalents, beginning of period	1,131,073	457,370	164,568
Cash and cash equivalents, end of period	$1,306,216	$1,131,073	$457,370

Supplemental disclosures of cash flow information:
Interest paid	$7,014	$8,558	$9,935
Income taxes paid, net	15,372	10,640	17,730

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	2,977	26,654	9,566
Transfer of loans held-for-sale to loan portfolio	—	—	694

Summary of assets acquired and liabilities assumed through acquisitions:
Cash and cash equivalents, net of cash paid	—	—	117,988
Securities available-for-sale	—	—	45,069
Securities held-to-maturity	—	—	463
Net loans	—	—	685,964
Premises and equipment	—	—	1,756
Goodwill	—	—	83,878
Other intangible assets	—	—	11,147
Company owned life insurance	—	—	12,764
Other assets, net	—	—	29,397
Deposits	—	—	(774,259)
Subordinated debt	—	—	(10,000)
Other borrowings	—	—	(442)
Other liabilities	—	—	(18,127)
Common stock issued and stock options exchanged to acquire Presidio Bank, net of offering costs	—	—	185,598

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, amounts held at the Federal Reserve Bank, and Federal funds sold.  In response to the COVID pandemic, the Federal Reserve lowered the reserve requirement ratios to 0% effective March 26, 2020, and therefore, the Bank had no required reserve balance at December 31, 2021 and 2020. Federal funds are generally sold and purchased for one-day periods.

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

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts are amortized, or accreted, over the life of the related security, or the earliest call date for callable securities purchased at a premium, as an adjustment to income using a method that approximates the interest method. Realized gains and losses are recorded on the trade date and determined using the specific identification method for the cost of securities sold.

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

Other securities are comprised primarily of tax exempt municipal securities. At December 31, 2021, these securities are primarily rated A-Aaa (defined as investment grade), with a small portion of the portfolio rated Baa2 (defined as medium grade). The issuers in these securities are primarily municipal entities and school districts.

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

Allowance for Credit Losses on Loans

The Company adopted the current expected credit loss model under Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2020 using the modified retrospective approach. Results for the periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts are reported in accordance with the incurred loss model under previously applicable US GAAP. The transition adjustment included an increase in the allowance for credit losses on loans of $8,570,000 and a decrease in the allowance for credit losses on off-balance sheet credit exposures of $207,000.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $88,726,000 of SBA Paycheck Protection Program (“PPP”) loans and $53,229,000 of Bay View Funding factored receivables at December 31, 2021, compared to $290,679,000 and $47,201,000, respectively at December 31, 2020.

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

Operating Lease Right of Use Assets and Liabilities

The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Company’s FHLB borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract.

The operating lease right of use assets represent the Company’s right to use an underlying asset for the lease term, and the operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right of use assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Company’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2021 and 2020.

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

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2020 and 2019 were reclassified to conform to the 2021 presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

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

Adoption of New Accounting Standards

In December 2019, the Financial Accounting Standard Board ("FASB") issued ASU No. 2019-12 which removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. The amendments in this update became effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2019-12 on January 1, 2021 did not have a material impact on the Company's consolidated financial statements.

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

The Company believes the adoption of this guidance on activities subsequent to December 31, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.

London Inter-Bank Offered Rate (“LIBOR”) Transition and Phase-Out

We have loans and borrowings that are tied to LIBOR benchmark interest rates. The LIBOR index for new financial contracts was phased-out at the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. The Company continues to implement its transition plan toward the cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, and does not expect such an adoption to have a material impact on its accounting and disclosures.  The Company will continue to assess the impact as the reference rate transition occurs over the next two years.

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2021 and 2020
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2021, net of taxes	$3,929	$261	$(14,907)	$(10,717)
Other comprehensive income (loss) before reclassification,
net of taxes	(1,776)	—	1,308	(468)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(261)	450	189
Net current period other comprehensive income (loss),
net of taxes	(1,776)	(261)	1,758	(279)

Ending balance December 31, 2021, net of taxes	$2,153	$—	$(13,149)	$(10,996)

Beginning balance January 1, 2020, net of taxes	$1,602	$298	$(11,678)	$(9,778)
Other comprehensive income (loss) before reclassification,
net of taxes	2,522	—	(3,459)	(937)
Amounts reclassified from other comprehensive income (loss),
net of taxes	(195)	(37)	230	(2)
Net current period other comprehensive income (loss),
net of taxes	2,327	(37)	(3,229)	(939)

Ending balance December 31, 2020, net of taxes	$3,929	$261	$(14,907)	$(10,717)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 14—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Year Ended
	December 31,			Affected Line Item Where
Details About AOCI Components	2021	2020	2019	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$277	$661	Gain on sales of securities
	—	(82)	(195)	Income tax expense
	—	195	466	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	371	52	65	Interest income on taxable securities
	(110)	(15)	(19)	Income tax expense
	261	37	46	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	4	60	96
Prior service cost and actuarial losses (3)	(643)	(387)	(184)
	(639)	(327)	(88)	Other noninterest expense
	189	97	26	Income tax benefit
	(450)	(230)	(62)	Net of tax
Total reclassification from AOCI for the period	$(189)	$2	$450
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 14 — Benefit Plans).

(2)   This is related to the split dollar life insurance benefit plan.

(3)   This is related to the supplemental executive retirement plan.

3) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2021	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$99,359	$2,893	$—	$—	$102,252
Total	$99,359	$2,893	$—	$—	$102,252

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2021	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$607,377	$3,157	$(4,752)	$605,782	$—
Municipals - exempt from Federal tax	51,063	804	—	51,867	(43)
Total	$658,440	$3,961	$(4,752)	$657,649	$(43)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2020	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$170,215	$5,111	$—	$—	$175,326
U.S. Treasury	59,797	651	—	—	60,448
Total	$230,012	$5,762	$—	$—	$235,774

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2020	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$228,652	$6,075	$(230)	$234,497	$—
Municipals - exempt from Federal tax	68,791	1,639	—	70,430	(54)
Total	$297,443	$7,714	$(230)	$304,927	$(54)

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)
Total	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$30,930	$(230)	$—	$—	$30,930	$(230)
Total	$30,930	$(230)	$—	$—	$30,930	$(230)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2021, the Company held 409 securities (104 available-for-sale and 305 held-to-maturity), of which 65 had fair values below amortized cost. At December 31, 2021, there were $408,856,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for less than 12 months and $27,997,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities less than 12 months was ($3,319,000) and the total unrealized loss for securities carried for 12 months or more was ($1,433,000) at December 31, 2021. The unrealized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to have credit-related losses at December 31, 2021.

The proceeds from sales of securities and the resulting gains and losses are listed below:

	2021	2020	2019

	(Dollars in thousands)
Proceeds	$—	$56,598	$167,551
Gross gains	—	277	1,094
Gross losses	—	—	(433)

The amortized cost and fair value of debt securities as of December 31, 2021, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Agency mortgage-backed securities	$99,359	$102,252
Total	$99,359	$102,252

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after 3 months through one year	$541	$549
Due after one through five years	9,761	9,920
Due after five through ten years	28,552	28,921
Due after ten years	12,209	12,477
Agency mortgage-backed securities	607,377	605,782
Total	$658,440	$657,649

Securities with amortized cost of $42,473,000 and $40,238,000 as of December 31, 2021 and 2020 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the year ended December 31, 2021 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2021	$54
Provision for (recapture of) credit losses	(11)
Ending balance December 31, 2021	$43

For the year ended December 31, 2021, there was a reduction of $11,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments.

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

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$682,834	$846,386
Real estate:
CRE - owner occupied	595,934	560,362
CRE - non-owner occupied	902,326	693,103
Land and construction	147,855	144,594
Home equity	109,579	111,885
Multifamily	218,856	166,425
Residential mortgages	416,660	85,116
Consumer and other	16,744	18,116
Loans	3,090,788	2,625,987
Deferred loan fees, net	(3,462)	(6,726)
Loans, net of deferred fees	3,087,326	2,619,261
Allowance for credit losses on loans	(43,290)	(44,400)
Loans, net	$3,044,036	$2,574,861

Changes in the allowance for credit losses on loans were as follows:

	Year Ended December 31, 2021
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(520)	—	—	—	—	—	—	—	(520)
Recoveries	1,354	16	—	884	93	—	—	197	2,544
Net recoveries	834	16	—	884	93	—	—	197	2,024
Provision for (recapture of) credit losses on loans	(4,007)	(622)	709	(1,562)	(526)	(8)	3,189	(307)	(3,134)
End of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290

	Year Ended December 31, 2020
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,776)	—	—	—	—	—	—	(104)	(1,880)
Recoveries	998	1	—	70	93	—	—	30	1,192
Net (charge-offs) recoveries	(778)	1	—	70	93	—	—	(74)	(688)
Provision for (recapture of) credit losses on loans	5,575	1,565	4,744	981	(117)	1,551	265	(1,331)	13,233
End of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400

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

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at the periods indicated:

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

	December 31, 2020
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$752	$1,974	$81	$2,807
Real estate:
CRE - Owner Occupied	3,706	—	—	3,706
Home equity	949	—	—	949
Consumer and other	407	—	—	407
Total	$5,814	$1,974	$81	$7,869

The following tables presents the aging of past due loans by class for the periods indicated:

	December 31, 2021
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$2,714	$168	$408	$3,290	$679,544	$682,834

Real estate:
CRE - Owner Occupied	—	—	1,126	1,126	594,808	595,934
CRE - Non-Owner Occupied	—	—	—	—	902,326	902,326
Land and construction	—	—	—	—	147,855	147,855
Home equity	—	—	—	—	109,579	109,579
Multifamily	—	—	—	—	218,856	218,856
Residential mortgages	599	—	—	599	416,061	416,660
Consumer and other	—	—		—	16,744	16,744
Total	$3,313	$168	$1,534	$5,015	$3,085,773	$3,090,788

	December 31, 2020
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$3,524	$259	$392	$4,175	$842,211	$846,386
Real estate:
CRE - Owner Occupied	1,133	—	29	1,162	559,200	560,362
CRE - Non-Owner Occupied	—	485	—	485	692,618	693,103
Land and construction	—	—	—	—	144,594	144,594
Home equity	—	—		—	111,885	111,885
Multifamily	—	—	—	—	166,425	166,425
Residential mortgages	—	—	—	—	85,116	85,116
Consumer and other	—	—	407	407	17,709	18,116
Total	$4,657	$744	$828	$6,229	$2,619,758	$2,625,987

Past due loans 30 days or greater totaled $5,015,000 and $6,229,000 at December 31, 2021 and December 31, 2020, respectively, of which $1,258,000 and $1,918,000 were on nonaccrual. At December 31, 2021, there were also $2,202,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2020, there were also $5,870,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of December 31, 2021 and December 31, 2020.

Loans may be reviewed at any time throughout a loan’s duration.  If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification for the periods indicated. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at December 31, 2021 and December 31, 2020. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, and plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2021						Amortized
							Cost
	2021	2020	2019	2018	2017	Prior Periods	Basis	Total

	(Dollars in thousands)
Commercial:
Pass and watch	$208,645	65,257	$15,086	$12,281	$7,311	$5,507	$349,717	$663,804
Special Mention	2,210	512	219	764	243	204	4,024	8,176
Substandard	3,709	930	-	13	302	2	4,776	9,732
Nonaccrual	595	442	37	-	-	48	-	1,122
Total	215,159	67,141	15,342	13,058	7,856	5,761	358,517	682,834

CRE - Owner Occupied:
Pass and watch	170,504	135,103	65,596	57,017	31,657	107,203	14,486	581,566
Special Mention	568	2,254	672	-	-	355	-	3,849
Substandard	985	6,042	-	1,477	-	889	-	9,393
Nonaccrual	-	1,100	-	-	-	26	-	1,126
Total	172,057	144,499	66,268	58,494	31,657	108,473	14,486	595,934

CRE - Non-Owner Occupied:
Pass and watch	374,470	141,404	115,170	45,959	68,125	134,454	2,068	881,650
Special Mention	-	5,388	-	-	1,133	3,816	-	10,337
Substandard	-	5,842	-	-	-	4,497	-	10,339
Nonaccrual	-	-	-	-	-	-	-	-
Total	374,470	152,634	115,170	45,959	69,258	142,767	2,068	902,326

Land and construction:
Pass and watch	125,844	11,401	4,385	-	-	1,300	3,566	146,496
Special Mention	1,359	-	-	-	-	-	-	1,359
Substandard	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-
Total	127,203	11,401	4,385	-	-	1,300	3,566	147,855

Home equity:
Pass and watch	-	-	-	46	-	-	106,738	106,784
Special Mention	-	-	-	-	-	-	1,931	1,931
Substandard	-	-	-	-	-	54	726	780
Nonaccrual	-	84	-	-	-	-	-	84
Total	-	84	-	46	-	54	109,395	109,579

Multifamily:
Pass and watch	102,535	27,955	30,820	16,151	16,261	13,895	-	207,617
Special Mention	5,804	-	4,307	-	-	-	-	10,111
Substandard	-	-	-	-	-	-	-	-
Nonaccrual	1,128	-	-	-	-	-	-	1,128
Total	109,467	27,955	35,127	16,151	16,261	13,895	-	218,856

Residential mortgage:
Pass and watch	360,424	17,875	8,065	3,070	6,015	19,967	-	415,416
Special Mention	-	-	-	-	-	1,244	-	1,244
Substandard	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-
Total	360,424	17,875	8,065	3,070	6,015	21,211	-	416,660

Consumer and other:
Pass and watch	491	2	40	1,426	14	1,000	13,756	16,729
Special Mention	-	-	-	-	-	-	-	-
Substandard	15	-	-	-	-	-	-	15
Nonaccrual	-	-	-	-	-	-	-	-
Total	506	2	40	1,426	14	1,000	13,756	16,744

Total loans	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

Risk Grades:.
Pass and watch	$1,342,913	398,997	$239,162	$135,950	$129,383	$283,326	$490,331	$3,020,062
Special Mention	9,941	8,154	5,198	764	1,376	5,619	5,955	37,007
Substandard	4,709	12,814	-	1,490	302	5,442	5,502	30,259
Nonaccrual	1,723	1,626	37	-	-	74	-	3,460
Grand Total	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2020						Amortized
						2015 and	Cost
	2020	2019	2018	2017	2016	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass and watch	$431,369	$33,350	$21,154	$13,840	$7,341	$8,292	$296,286	$811,632
Special Mention	15,720	716	1,301	953	713	170	1,937	21,510
Substandard	4,036	-	19	758	2,396	73	3,236	10,518
Nonaccrual	2,106	56	36	-	115	26	387	2,726
Total	453,231	34,122	22,510	15,551	10,565	8,561	301,846	846,386

CRE - Owner Occupied:
Pass and watch	168,224	73,064	68,068	51,705	50,716	109,350	15,964	537,091
Special Mention	3,151	2,568	4,128	783	-	2,569	-	13,199
Substandard	2,561	-	400	2,954	-	451	-	6,366
Nonaccrual	3,678	-	-	-	-	28	-	3,706
Total	177,614	75,632	72,596	55,442	50,716	112,398	15,964	560,362

CRE - Non-Owner Occupied:
Pass and watch	166,550	128,361	68,796	99,816	57,422	150,683	1,926	673,554
Special Mention	11,930	-	2,557	-	-	-	-	14,487
Substandard	3,166	-	1,411	-	485	-	-	5,062
Nonaccrual	-	-	-	-	-	-	-	-
Total	181,646	128,361	72,764	99,816	57,907	150,683	1,926	693,103

Land and construction:
Pass and watch	114,932	22,054	-	-	-	1,343	4,906	143,235
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,359	-	-	-	-	-	-	1,359
Nonaccrual	-	-	-	-	-	-	-	-
Total	116,291	22,054	-	-	-	1,343	4,906	144,594

Home equity:
Pass and watch	266	-	74	-	-	-	109,848	110,188
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	143	605	748
Nonaccrual	117	-	-	-	-	-	832	949
Total	383	-	74	-	-	143	111,285	111,885

Multifamily:
Pass and watch	31,481	39,183	17,248	24,572	16,235	30,751	880	160,350
Special Mention	-	-	-	-	-	5,186	-	5,186
Substandard	889	-	-	-	-	-	-	889
Nonaccrual	-	-	-	-	-	-	-	-
Total	32,370	39,183	17,248	24,572	16,235	35,937	880	166,425

Residential mortgage:
Pass and watch	12,798	10,048	3,246	7,324	28,115	15,568	-	77,099
Special Mention	5,089	-	1,630	-		-	-	6,719
Substandard	-	-	-	-	-	1,298	-	1,298
Nonaccrual	-	-	-	-	-	-	-	-
Total	17,887	10,048	4,876	7,324	28,115	16,866	-	85,116

Consumer and other:
Pass and watch	10	522	1,486	20	116	987	14,568	17,709
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Nonaccrual	-	-	407	-	-	-	-	407
Total	10	522	1,893	20	116	987	14,568	18,116

Total loans	$979,432	$309,922	$191,961	$202,725	$163,654	$326,918	$451,375	$2,625,987

Risk Grades:.
Pass and watch	$925,630	$306,582	$180,072	$197,277	$159,945	$316,974	$444,378	$2,530,858
Special Mention	35,890	3,284	9,616	1,736	713	7,925	1,937	61,101
Substandard	12,011	-	1,830	3,712	2,881	1,965	3,841	26,240
Nonaccrual	5,901	56	443	-	115	54	1,219	7,788
Grand Total	$979,432	$309,922	$191,961	$202,725	$163,654	$326,918	$451,375	$2,625,987

Nonclassified loans include those rated as Pass or Special Mention using the definitions listed above. Classified loans are those rated Substandard, Substandard-Nonaccrual, Doubtful and Loss, using those definitions.

The following tables indicated present the amortized cost basis of collateral-dependent loans by loan classification at the periods indicated:

	Collateral Type as of December 31, 2021

	Business
	Assets	Total

	(Dollars in thousands)
Commercial	$1,029	$1,029
Total	$1,029	$1,029

	Collateral Type as of December 31, 2020
	Real
	Estate	Business
	Property	Assets	Unsecured	Total

	(Dollars in thousands)
Commercial	$29	$1,815	$130	$1,974
Total	$29	$1,815	$130	$1,974

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

The book balance of troubled debt restructurings at December 31, 2021 was $500,000, which included $372,000 of nonaccrual loans and $128,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2020 was $674,000, which included $468,000 of nonaccrual loans and $206,000 of accruing loans. Approximately $290,000 and $352,000 in specific reserves were established with respect to these loans as of December 31, 2021 and December 31, 2020. As of December 31, 2021 and December 31, 2020 respectively, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

	During the Year Ended
	December 31, 2021
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

During the twelve months ended December 31, 2021 and December 31, 2020, there were debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for credit losses on loans.

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the years ended December 31, 2021 and 2020.

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

In accordance with such guidance, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These included short-term (180 days or less) modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. At December 31, 2021, deferments totaled $104,000 from one lending relationship with business assets as the underlying collateral.

5) Loan Servicing

At December 31, 2021, 2020, and 2019, the Company serviced SBA loans sold to the secondary market of approximately $73,256,000, $77,973,000, and $87,835,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.11%, 1.12%, and 1.16% at December 31, 2021, 2020, and 2019, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2021	2020	2019

	(Dollars in thousands)
Beginning of year balance	$531	$583	$871
Additions	384	213	157
Amortization	(260)	(265)	(445)
End of year balance	$655	$531	$583

There was no valuation allowance for servicing rights at December 31, 2021, 2020, and 2019, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $1,101,000, $1,172,000, and $1,295,000, at December 31, 2021, 2020, and 2019, respectively. The fair value of servicing rights at December 31, 2021, was estimated using a weighted average constant prepayment rate (“CPR”) assumption of 13.40%, and a weighted average discount rate assumption of 13.88%. The fair value of servicing rights at December 31, 2020, was estimated using a weighted average CPR assumption of 14.65%, and a weighted average discount rate assumption of 12.91%.  The fair value of servicing rights at December 31, 2019, was estimated using a weighted average CPR assumption of 13.50%, and a weighted average discount rate assumption of 15.90%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2021	2020	2019

	(Dollars in thousands)
Beginning of year balance	$305	$503	$568
Unrealized loss	(84)	(198)	(65)
End of year balance	$221	$305	$503

6) Premises and Equipment

Premises and equipment at year-end were as follows:

	2021	2020

	(Dollars in thousands)
Building	$3,508	$3,508
Land	2,900	2,900
Furniture and equipment	13,041	12,721
Leasehold improvements	5,441	6,726
	24,890	25,855
Accumulated depreciation and amortization	(15,251)	(15,396)
Premises and equipment, net	$9,639	$10,459

Depreciation and amortization expense was $1,072,000, $951,000, and $846,000, in 2021, 2020, and 2019, respectively.

7) Leases

As of December 31, 2021 and December 31, 2020, operating lease right-of-use (“ROU”) assets, included in other assets and lease liabilities, included in other liabilities, totaled $34,879,000 and $35,873,000, respectively.

The following table presents the quantitative information for the Company’s leases:

	Year ended
	December 31,
	2021	2020

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$6,533	$6,837
Operating Lease - Operating Cash Flows (Fixed Payments)	$5,011	$5,572
Operating Lease - ROU assets	$34,879	$35,873
Operating Lease - Liabilities	$34,879	$35,873
Weighted Average Lease Term - Operating Leases	7.37 years	8.30 years
Weighted Average Discount Rate - Operating Leases	4.49%	4.55%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2022	$6,353
2023	5,724
2024	5,340
2025	4,929
2026	4,357
Thereafter	14,654
Total undiscounted cash flows	41,357
Discount on cash flows	(6,478)
Total lease liability	$34,879

In December 2021, the Company entered into a lease agreement for 4,099 square feet of office space in Oakland, California. The estimated commencement date is July 1, 2022.

8) Business Combinations

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

Goodwill of $83,878,000 from the Presidio merger is largely attributable to synergies and cost savings resulting from combining the operations of the companies. As these transactions were structured as tax-free exchanges, the goodwill will not be deductible for tax purposes. As of October 11, 2020, the Company finalized its valuation of all assets acquired and liabilities assumed in its acquisition of Presidio respectively, resulting in no material changes to acquisition accounting adjustments.

9) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2021, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from Presidio.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2021 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis. No events or circumstances since the November 30, 2021 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists, for either the Company’s banking or factoring reporting units.

The following table summarizes the carrying amount of goodwill by segment at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	December 31, 2021
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(11,982)	$13,041
Customer relationship and brokered relationship intangibles	1,900	(1,361)	539
Below market leases	110	(22)	88
Total	$27,033	$(13,365)	$13,668

	December 31, 2020
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(9,153)	$15,870
Customer relationship and brokered relationship intangibles	1,900	(1,171)	729
Below market leases	770	(705)	65
Total	$27,693	$(11,029)	$16,664

Estimated amortization expense for each of the next five years and thereafter is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2022	$2,447	$190	$(2)	$2,635
2023	2,217	190	(2)	2,405
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
Thereafter	3,047	—	51	3,098
	$13,041	$539	$88	$13,668

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2021 and December 31, 2020.

10) Deposits

The following table presents the scheduled maturities of all time deposits for the next five years:

(Dollars in thousands)
2022	$117,934
2023	19,495
2024	1,659
2025	497
2026	249
Total	$139,834

Time deposits of $250,000 and over were $94,700,000 and $103,746,000 at December 31, 2021 and 2020, respectively. At December 31, 2021, Certificate of Deposit Account Registry Service (“CDARS”) deposits totaled $38,271,000 which were comprised of money market deposits of $1,013,000, and interest-bearing demand deposits of $30,858,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $6,400,000, (which are included in the table above). At December 31, 2020, CDARS deposits totaled $23,911,000, which were comprised of money market deposits of $663,000, and interest-bearing demand deposits of $18,614,000, and time deposits of $4,634,000. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are not considered brokered deposits under current regulatory reporting guidelines.

Deposits from executive officers, directors, and their affiliates were $766,000 and $870,000 at December 31, 2021 and 2020, respectively.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2021, and December 31, 2020, HBC had no overnight borrowings from the FHLB. HBC had $280,748,000 of loans and pledged to the FHLB as collateral on a line of credit of $204,157,000 at December 31, 2021. HBC also had $1,551,000 of securities pledged to the FHLB as collateral on an available line of credit of $1,474,000 at December 31, 2021, none of which was outstanding. HBC had $232,632,000 of loans and pledged to the FHLB as collateral on a line of credit of $160,523,000 at December 31, 2020.  HBC also had $3,202,000 of securities pledged to the FHLB as collateral on an available line of credit of $3,041,000 at December 31, 2020, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had approximately $1,008,601,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $567,873,000 at December 31, 2021, none of which was outstanding. HBC had approximately $921,373,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $528,064,000 at December 31, 2020, none of which was outstanding.

At December 31, 2021, HBC had Federal funds purchase arrangements available of $90,000,000. There were no Federal funds purchased outstanding at December 31, 2021 and 2020.

HCC has a $20,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2021.  HCC had a $10,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2020.  HCC’s line of credit with a correspondent bank was increased from $10,000,000 to $20,000,000 during the fourth quarter of 2021.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2021, and 2020.

Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears.  Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date.  The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium. Unamortized debt issuance cost totaled $75,000 at December 31, 2021. See “LIBOR Transition and Phase–Out” above.

12) Income Taxes

Income tax expense (benefit) consisted of the following for the year ended December 31, as follows:

	2021	2020	2019

	(Dollars in thousands)
Currently payable tax:
Federal	$10,207	$9,630	$7,631
State	7,988	5,828	4,689
Total currently payable	18,195	15,458	12,320
Deferred tax expense (benefit):
Federal	1,175	(932)	2,200
State	(1,200)	(757)	1,331
Total deferred tax	(25)	(1,689)	3,531
Income tax expense	$18,170	$13,769	$15,851

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2021	2020	2019
Statutory Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	8.1%	8.2%	8.5%
Low income housing credits, net of investment losses	(0.3)%	(0.5)%	(0.5)%
Increase in cash surrender value of life insurance	(0.6)%	(0.8)%	(0.5)%
Stock option/restricted stock windfall tax benefit	(0.2)%	0.6%	(0.3)%
Non-taxable interest income	(0.5)%	(0.8)%	(0.8)%
Split-dollar term insurance	0.1%	0.1%	0.1%
ISO stock exercise	(0.1)%	0.0%	0.0%
Merger cost	0.0%	0.0%	0.5%
Other, net	0.1%	0.3%	0.1%
Effective tax rate	27.6%	28.1%	28.1%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2021	2020

	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses on loans	$12,716	$12,827
Lease accounting	10,245	10,537
Defined postretirement benefit obligation	9,934	10,419
Accrued expenses	2,681	2,896
Federal net operating loss carryforwards	2,206	2,846
Premises and equipment	2,173	459
Stock compensation	1,632	1,894
California net operating loss carryforwards	1,489	1,106
State income taxes	1,164	1,142
Split-dollar life insurance benefit plan	84	80
Nonaccrual interest	67	101
Tax credit carryforwards	57	57
Other	812	469
Total deferred tax assets	45,260	44,833

Deferred tax liabilities:
Lease accounting	(10,245)	(10,537)
Loan fees	(2,174)	(1,820)
Intangible liabilities	(1,916)	(1,388)
Prepaid expenses	(972)	(689)
Securities available-for-sale	(823)	(1,764)
FHLB stock	(166)	(166)
I/O strips	(60)	(87)
Other	(147)	(161)
Total deferred tax liabilities	(16,503)	(16,612)
Net deferred tax assets	$28,757	$28,221

At December 31, 2021, the Company's federal net operating loss (“NOL”) carryforwards were $10,504,000 and the Company's California net operating loss carryforwards were $17,372,000. These amounts are attributable to the merger transactions. The realization of these NOL carryforwards for Federal and State tax purposes are limited on the amount of net operating losses that can be utilized annually under the current tax law. The Company does not believe that its annual limitation on each acquisition will impact the ultimate deductibility of the NOL carryforwards.  The State tax credit carryforwards, net of Federal tax effects, were $57,000 as of December 31, 2021 which will begin to expire in 2022. Since the Company will be able to fully utilize the net operating loss carryforwards before they begin to expire in 2029, no valuation allowance is required against the deferred tax assets.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. As of December 31, 2021 and 2020 the Company’s recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2021 and December 31, 2020, the Company had net deferred tax assets of $28,757,000 and $28,221,000, respectively. At December 31, 2021 and December 31, 2020, the Company determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2018, and by the State of California taxing authority for years before 2017.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Low income housing investments	$4,380	$5,246
Future commitments	$568	$596

The Company expects $55,000 of the future commitments to be paid in 2022, and $513,000 in 2023 through 2025.

For tax purposes, the Company recognized low income housing tax credits of $839,000 for the years ended December 31, 2021 and December 31, 2020, respectively, and low income housing investment expense of $866,000 and $816,000, respectively.  The Company recognizes low income housing investment expenses as a component of income tax expense.

13) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. The Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. In 2021, the Company granted 373,750 shares of nonqualified stock options and 187,325 shares of restricted stock subject to time vesting requirements. There were 1,947,571 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2021.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2021	2,546,821	$9.30
Granted	373,750	$12.05
Exercised	(269,413)	$5.45
Forfeited or expired	(66,526)	$13.29
Outstanding at December 31, 2021	2,584,632	$10.00	5.43	$6,694,787
Vested or expected to vest	2,429,554		5.43	$6,293,100
Exercisable at December 31, 2021	1,983,013		4.46	$6,166,623

Information related to the equity plans for each of the last three years:

	December 31,
	2021	2020	2019
Intrinsic value of options exercised	$1,543,711	$2,258,245	$1,618,615
Cash received from option exercise	$1,469,255	$1,713,737	$1,626,113
Tax benefit realized from option exercises	$153,745	$63,124	$258,037
Weighted average fair value of options granted	$2.31	$1.15	$1.91

As of December 31, 2021, there was $1,142,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.63 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	December 31,
	2021	2020	2019
Expected life in months(1)	72	72	72
Volatility(1)	33%	29%	24%
Weighted average risk-free interest rate(2)	1.10%	0.53%	2.23%
Expected dividends(3)	4.32%	5.71%	3.95%
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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2021	298,700	$10.83
Granted	187,325	$12.01
Vested	(153,101)	$11.42
Forfeited or expired	(34,358)	$10.23
Nonvested shares at December 31, 2021	298,566	$11.03

As of December 31, 2021, there was $2,157,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 1.73 years.

Total compensation cost for the 2004 Plan and 2013 Plan charged against income was $2,519,000, $2,248,000, $1,924,000, for 2021, 2020, and 2019, respectively. The total income tax (benefit) expense was ($155,000), $301,000, and ($146,000) for the years ended December 31, 2021, and 2020, and 2019, respectively.

14) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $3,000 for each employee’s contributions in 2021 and 2020. Contribution expense was $944,000, $942,000, and $934,000 in 2021, and 2020 and 2019, respectively.

Employee Stock Ownership Plan

The Company sponsors a non-contributory employee stock ownership plan (“ESOP”). To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. Contributions to the ESOP have been suspended since 2010 and ESOP was “frozen” as of January 1, 2019.  At December 31, 2021, the ESOP owned 97,812 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its employees. Under the deferred compensation plan, an employee may defer up to 100% of their bonus and 50% of their regular salary into a deferred account. Amounts deferred are invested in a portfolio of approved investment choices as directed by the employee. Amounts deferred by employees to the deferred compensation plan will be distributed at a future date they have selected or upon termination of employment. There were ten and nine employees who elected to participate in the deferred compensation plan during 2021 and 2020, respectively.

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan (“SERP”) covering some current and some former key executives and directors. The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 51 at December 31, 2021. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The SERP has no assets and the projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2021	2020

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$35,404	$33,689
Service cost	480	492
Actuarial loss (gain)	(917)	3,008
Interest cost	759	935
Benefits paid	(2,547)	(3,118)
Plan amendment	—	398
Projected benefit obligation at end of year	$33,179	$35,404
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$7,668	$8,766

Weighted-average assumptions used to determine the benefit obligation at year-end:

	2021	2020
Discount rate	2.66%	2.26%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2022	$1,516
2023	1,936
2024	1,987
2025	2,060
2026	2,183
2027 to 2031	11,960

The components of pension cost for the SERP follow:

	2021	2020

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$480	$492
Interest cost	759	935
Amortization of prior service cost	100	299
Amortization of net actuarial loss	543	387
Net periodic benefit cost	$1,882	$2,113

Amount recognized in other comprehensive income (loss)	$1,098	$(1,924)

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income. The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $455,000 as of December 31, 2021.

Net periodic benefit cost for the years ended December 31, 2021 and 2020 were determined using the following assumption:

	2021	2020
Discount rate	2.26%	3.01%
Rate of compensation increase	N/A	N/A

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

The following sets forth the funded status of the split dollar life insurance benefits:

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,689	$8,198
Interest cost	219	246
Actuarial (gain) loss	(664)	1,245
Projected benefit obligation at end of period	$9,244	$9,689

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Net actuarial loss	$4,601	$5,170
Prior transition obligation	879	970
Accumulated other comprehensive loss	$5,480	$6,140

Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2021	2020
Discount rate	2.66%	2.26%

Components of net periodic benefit cost during the year are:

	2021	2020

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(4)	$(60)
Interest cost	219	246
Net periodic benefit cost	$215	$186

Amount recognized in other comprehensive income (loss)	$660	$(1,305)

The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are ($41,000) and ($4,000) as of December 31, 2021 and 2020, respectively.

Weighted-average assumption used to determine the net periodic benefit cost:

	2021	2020
Discount rate	2.26%	3.01%

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at December 31, 2021
Available-for-sale securities:
Agency mortgage-backed securities	$102,252	$—	$102,252	$—
I/O strip receivables	221	—	221	—

Assets at December 31, 2020
Available-for-sale securities:
Agency mortgage-backed securities	$175,326	$—	$175,326	$—
U.S. Treasury	60,448	60,448	—	—
I/O strip receivables	305	—	305	—

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

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  At December 31, 2021 and December 31, 2020, there were no foreclosed assets on the balance sheet.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,306,216	$1,306,216	$—	$—	$1,306,216
Securities available-for-sale	102,252	—	102,252	—	102,252
Securities held-to-maturity	658,397	—	657,649	—	657,649
Loans (including loans held-for-sale), net	3,046,403	—	2,367	3,061,558	3,063,925
FHLB stock, FRB stock, and other
investments	32,504	—	—	—	N/A
Accrued interest receivable	10,781	—	1,719	9,062	10,781
I/O strips receivables	221	—	221	—	221
Liabilities:
Time deposits	$139,834	$—	$140,086	$—	$140,086
Other deposits	4,619,578	—	4,619,578	—	4,619,578
Subordinated debt	39,925	—	40,425	—	40,425
Accrued interest payable	477	—	477	—	477

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,131,073	$1,131,073	$—	$—	$1,131,073
Securities available-for-sale	235,774	60,448	175,326	—	235,774
Securities held-to-maturity	297,389	—	304,927	—	304,927
Loans (including loans held-for-sale), net	2,576,560	—	1,699	2,572,993	2,574,692
FHLB stock, FRB stock, and other
investments	33,522	—	—	—	N/A
Accrued interest receivable	10,546	309	1,512	8,725	10,546
I/O strips receivables	305	—	305	—	305
Liabilities:
Time deposits	$153,407	$—	$153,740	$—	$153,740
Other deposits	3,761,079	—	3,761,079	—	3,761,079
Subordinated debt	39,740	—	40,340	—	40,340
Accrued interest payable	545	—	545	—	545

16) Commitments and Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at December 31, 2021 follows:

●	In January and February 2019, Double Jump, Inc. and a number of its affiliates (collectively, the “DC Solar Debtors”) each commenced bankruptcy cases in the United States Bankruptcy Court of Nevada. The chapter 7 trustee of the DC Solar Debtors had indicated that it may bring an adversary action against the Bank related to our former deposit relationships with the DC Solar Debtors and their sponsored investment funds. The Bank entered into a settlement agreement, dated July 7, 2021 with the trustee. The Bank settled all claims of the trustee against the Bank, its affiliates, past and current employees, including all direct and derivative claims arising out of the Bank’s allegedly negligent handling, supervision and management of depository accounts that were maintained for the DC Solar Debtors and related investment funds. The Bank denied all liability. The Bank received a full and complete release of the trustee’s claims. The Bank considers the settlement to be an insured event subject to reimbursement by liability insurance. The Bank reserved $4,000,000 toward the settlement amount in the second quarter of 2021, and the full settlement payment was made on October 26, 2021. The Bank is pursuing recovery of the $4,000,000 settlement amount plus $1,000,000 of legal costs and interest from an insurance carrier. All legal fees incurred in connection with the trustee action and the settlement agreement have been expensed to date.
●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against the Bank, and others, in the Solano County Superior Court for the State of California. The case relates to the Bank’s former deposit relationships with investment funds sponsored by D.C. Solar and affiliates (collectively “D.C. Solar”). D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. In October 2021, the court sustained the Bank’s demurrer without leave to amend on all but two counts. Subsequently, the plaintiffs sought to overturn the court’s ruling in favor of the Bank by filing a petition for a writ of mandate in the California Court of Appeals, where the petition is pending as of the date of this report. We will vigorously defend this action.

●	In December 2021, East West Bank, et al. v. Heritage Bank of Commerce was filed against the Bank and one of its former employees in the Solano County Superior Court for the State of California. The case arises out of the Bank’s former deposit relationship with D.C. Solar and its sponsored investment funds. This action seeks unspecified damages and was brought by the same attorneys representing the plaintiffs in the Solar Eclipse matter discuss above. The case is in a preliminary stage. We intend to vigorously defend this action.
●	In December 2020, Solarmore Management Services, Inc. v. Jeff Carpoff et al., (“Solarmore”) was filed as an amended complaint in the United States District Court for the Eastern District of California against the Bank, a former employee and other unrelated parties. The case arises out of the Bank’s former deposit relationship with D.C. Solar and its sponsored investment funds. In July 2021, the court granted the Bank’s motion to dismiss as to all claims with leave to amend. The plaintiff filed a second amended complaint. In November 2021, the Bank filed a motion to dismiss the second amended complaint. On February 4, 2022, Solarmore voluntarily dismissed the Bank without prejudice, but not the Bank’s former employee. On February 7, 2022, the court denied the Bank’s motion to dismiss. The Bank’s former employee remains a party to the action.
●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. Because the class/PAGA action alleges wage and hour claims, it is not covered by the Bank’s insurance.
●	In late December 2020 the same former and then-current bank employees filed a lawsuit asserting, as individual employees, causes of action against the Bank for gender discrimination, retaliation, constructive discharge of the former employee, and sexual harassment, among other claims. Plaintiffs alleged denial of promotional opportunities, and harassment and discrimination by Bank employees and customers of the Bank. The December 2020 lawsuit was settled in the fourth quarter of 2021. A portion of the settlement was covered by the Bank’s insurance.
●	In February 2021, the Bank was notified of another set of PAGA and potential class claims alleged by letter to the California Labor and Workforce Development Agency transmitted on behalf of a third claimant, who was also a former Bank employee. The notice to the California Labor and Workforce Development Agency, which is a prerequisite to a PAGA filing, alleged the same claims, class, and relief requests that are the subject of the lawsuit filed in November 2020, and disclosed no new claims. The third employee/claimant is being added as a plaintiff to the previously filed class/PAGA action.
●	In October 2021 the third employee/claimant (represented by the same attorneys as the above lawsuit by former employees that was settled in the fourth quarter of 2021) filed a lawsuit alleging race, color, gender, and sex discrimination; disability discrimination; discrimination against an employee making a CFRA claim, violation of the Equal Pay Act, retaliation, and related claims. We intend to vigorously defend the filed class and PAGA complaint, and the action filed by the third employee/claimant.

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

At this time, we believe that the amount of reasonably possible losses resulting from final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims. Legal costs related to such claims are expensed as incurred.

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,154,483,000 at December 31, 2021, compared to $1,114,193,000 at December 31, 2020. Unused commitments represented 37% outstanding gross loans at December 31, 2021, and 42% at December 31, 2020.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31, 2021			December 31, 2020
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$119,071	$1,019,260	$1,138,331	$121,560	$970,614	$1,092,174
Standby letters of credit	3,084	13,068	16,152	3,049	18,970	22,019
	$122,155	$1,032,328	$1,154,483	$124,609	$989,584	$1,114,193

For the year ended December 31, 2021, there was a decrease of $263,000 to the allowance for credit losses on loans for the Company’s off-balance sheet credit exposures, compared to the year ended December 31, 2020. The allowance for losses for the Company’s off-balance sheet credit exposures was $815,000 and $1,078,000 at December 31, 2021 and December 31, 2020, respectively. The decrease in the allowance for credit losses for off-balance sheet credit exposures for the year ended December 31, 2021 was driven by lower loss factors as a result of improving economic outlook.

17) Earnings Per Share

Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,058,250 stock options for the year ended December 31, 2021, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,524,757 stock options for the year ended December 31, 2020, considered to be antidilutive and excluded from the computation of diluted earnings per share.  There were 789,065 stock options for the year ended December 31, 2019, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands, except per share amounts)
Net income	$47,700	$35,299	$	$ 40,461

Weighted average common shares outstanding for basic
earnings per common share	60,133,821	59,478,343		46,684,384
Dilutive potential common shares	555,241	690,796		1,221,845
Shares used in computing diluted earnings per common share	60,689,062	60,169,139		47,906,229

Basic earnings per share	$0.79	$0.59		$0.87
Diluted earnings per share	$0.79	$0.59		$0.84

18) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. There are no conditions or events since December 31, 2021, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2021.

As permitted by the interim final rule issued on March 27, 2020 by our federal regulatory agency, we elected the option to delay the estimated impact of the adoption of the CECL Standard in our regulatory capital for two years. This two-year delay is in addition to the three-year transition period the agency had already made available. The adoption will delay the effects of CECL on our regulatory capital, which will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period include both the initial impact of adoption of the CECL Standard at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ending December 31, 2022.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2021 and December 31, 2020, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2021, and December 31, 2020.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2021
Total Capital	$506,209	14.4%	$369,711	10.5%
(to risk-weighted assets)
Tier 1 Capital	$433,488	12.3%	$299,290	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$433,488	12.3%	$246,474	7.0%
(to risk-weighted assets)
Tier 1 Capital	$433,488	7.9%	$220,193	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2021, and December 31, 2020.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2021
Total Capital	$484,382	13.8%	$351,839	10.0%	$369,431	10.5%
(to risk-weighted assets)
Tier 1 Capital	$451,586	12.8%	$281,471	8.0%	$299,063	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$451,586	12.8%	$228,695	6.5%	$246,287	7.0%
(to risk-weighted assets)
Tier 1 Capital	$451,586	8.2%	$275,109	5.0%	$220,087	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2020
Total Capital	$461,933	15.8%	$292,258	10.0%	$306,871	10.5%
(to risk-weighted assets)
Tier 1 Capital	$428,109	14.6%	$233,806	8.0%	$248,419	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$428,109	14.6%	$189,968	6.5%	$204,580	7.0%
(to risk-weighted assets)
Tier 1 Capital	$428,109	9.5%	$225,263	5.0%	$180,211	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,925,000 at December 31, 2021, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2021, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $19,173,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $32,000,000 for both years ended December 31, 2021 and 2020.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Year Ended
	December 31,
	2021	2020	2019

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$2,488	$2,859	$4,510
Gain on the disposition of foreclosed assets	—	791	—
Total noninterest income in-scope of Topic 606	2,488	3,650	4,510
Noninterest Income Out-of-scope of Topic 606	7,200	6,272	5,734
Total noninterest income	$9,688	$9,922	$10,244

20) Noninterest Expense

The following table indicates the various components of the Company’s noninterest expense in each category for the periods indicated:

	Year Ended
	December 31,
	2021	2020	2019

	(Dollars in thousands)
Salaries and employee benefits	$51,862	$50,927	$50,754
Occupancy and equipment	9,038	8,018	6,647
Professional fees	5,901	5,338	3,259
Reserve for litigation	4,500	—	—
Insurance expense	3,270	2,286	1,864
Amortization of intangible assets	2,996	3,751	2,739
Data processing	2,146	2,770	2,890
Software subscriptions	1,924	3,102	2,397
Other	11,440	13,319	14,348
Total noninterest expense	$93,077	$89,511	$84,898

The following table presents the merger-related costs by category for the periods indicated:

	For the Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019

	(Dollars in thousands)
Salaries and employee benefits	$—	$356	$6,580
Other	27	2,245	4,500
Total merger-related costs	$27	$2,601	$11,080

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

	Year Ended December 31, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$141,772	$11,484	$153,256
Intersegment interest allocations	868	(868)	—
Total interest expense	7,131	—	7,131
Net interest income	135,509	10,616	146,125
Provision for (recapture of) credit losses on loans	(2,926)	(208)	(3,134)
Net interest income after provision	138,435	10,824	149,259
Noninterest income	8,651	1,037	9,688
Noninterest expense	87,466	5,611	93,077
Intersegment expense allocations	410	(410)	—
Income before income taxes	60,030	5,840	65,870
Income tax expense	16,444	1,726	18,170
Net income	$43,586	$4,114	$47,700

Total assets	$5,424,350	$75,059	$5,499,409
Loans, net of deferred fees	$3,034,097	$53,229	$3,087,326
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.

	Year Ended December 31, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$139,744	$10,727	$150,471
Intersegment interest allocations	923	(923)	—
Total interest expense	8,581	—	8,581
Net interest income	132,086	9,804	141,890
Provision for credit losses on loans	12,928	305	13,233
Net interest income after provision	119,158	9,499	128,657
Noninterest income	9,277	645	9,922
Noninterest expense(2)	83,149	6,362	89,511
Intersegment expense allocations	404	(404)	—
Income before income taxes	45,690	3,378	49,068
Income tax expense	12,770	999	13,769
Net income	$32,920	$2,379	$35,299

Total assets	$4,567,239	$66,875	$4,634,114
Loans, net of deferred fees	$2,572,060	$47,201	$2,619,261
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.
(2)	The banking segment’s noninterest expense includes merger-related costs of $2,601,000.

	Year Ended December 31, 2019
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$130,971	$11,688	$142,659
Intersegment interest allocations	1,182	(1,182)	—
Total interest expense	10,847	—	10,847
Net interest income	121,306	10,506	131,812
Provision for credit losses on loans	517	329	846
Net interest income after provision	120,789	10,177	130,966
Noninterest income	9,643	601	10,244
Noninterest expense(2)	78,159	6,739	84,898
Intersegment expense allocations	547	(547)	—
Income before income taxes	52,820	3,492	56,312
Income tax expense	14,819	1,032	15,851
Net income	$38,001	$2,460	$40,461

Total assets	$4,045,801	$63,662	$4,109,463
Loans, net of deferred fees	$2,487,864	$45,980	$2,533,844
Goodwill	$154,376	$13,044	$167,420
(1)	Includes the holding company’s results of operations.
(2)	The banking segment’s noninterest expense includes merger-related costs of $11,080,000.

22) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2021	2020

	(Dollars in thousands)
Assets
Cash and cash equivalents	$19,487	$20,378
Investment in subsidiary bank	616,108	595,681
Other assets	2,685	1,881
Total assets	$638,280	$617,940
Liabilities and Shareholders' Equity
Subordinated debt, net of issuance costs	$39,925	$39,740
Other liabilities	327	311
Shareholders' equity	598,028	577,889
Total liabilities and shareholders' equity	$638,280	$617,940

Condensed Statements of Operations

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands)
Dividend from subsidiary bank	$32,000	$32,000	$22,500
Other income	—	—	121
Interest expense	(2,314)	(2,321)	(2,314)
Other expenses	(3,929)	(3,263)	(3,084)
Income before income taxes and equity in net income of subsidiary bank	25,757	26,416	17,223
Equity in undistributed net income of subsidiary bank	20,127	7,255	21,757
Income tax benefit	1,816	1,628	1,481
Net income	$47,700	$35,299	$40,461

Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019

	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$47,700	$35,299	$40,461
Adjustments to reconcile net income to net cash provided by operations:
Amortization of restricted stock awards, net	1,940	1,689	1,283
Equity in undistributed net income of subsidiary bank	(20,127)	(7,255)	(21,757)
Net change in other assets and liabilities	(603)	(250)	12
Net cash provided by operating activities	28,910	29,483	19,999
Cash flows from financing activities:
Payment of cash dividends	(31,270)	(31,079)	(22,723)
Proceeds from exercise of stock options	1,469	1,714	1,626
Net cash provided by (used in) financing activities	(29,801)	(29,365)	(21,097)
Net increase (decrease) in cash and cash equivalents	(891)	118	(1,098)
Cash and cash equivalents, beginning of year	20,378	20,260	21,358
Cash and cash equivalents, end of year	$19,487	$20,378	$20,260

23) Subsequent Events

On January 27, 2022, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend was payable on February 24, 2022 to shareholders of record on February 10, 2022.