Form 10-Q
period 2022-03-31
HERITAGE COMMERCE CORP
filed 2022-05-05
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

The Registrant had 60,439,607 shares of Common Stock outstanding on April 29, 2022

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2021, and including, but not limited to the following:

●	geopolitical and domestic political developments that can increase levels of political and economic unpredictability and increase the volatility of financial markets;
●	conditions relating to the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;
●	credit related impairment charges to our securities portfolio;

●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Heritage Commerce Corp (the “Company”);
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes and flooding) and other events beyond our control;
●	the lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program, including risks to the Company with respect to the uncertain application by the Small Business Administration of loan eligibility, forgiveness and audit criteria;
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Assets
Cash and due from banks	$29,729	$15,703
Other investments and interest-bearing deposits in other financial institutions	1,187,436	1,290,513
Total cash and cash equivalents	1,217,165	1,306,216
Securities available-for-sale, at fair value	111,217	102,252
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $39 at March 31, 2022
and $43 at December 31, 2021 (fair value of $690,784 at March 31, 2022 and $657,649 at December 31, 2021)	736,823	658,397
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	831	2,367
Loans, net of deferred fees	3,024,064	3,087,326
Allowance for credit losses on loans	(42,788)	(43,290)
Loans, net	2,981,276	3,044,036
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	32,509	32,504
Company-owned life insurance	78,069	77,589
Premises and equipment, net	9,580	9,639
Goodwill	167,631	167,631
Other intangible assets	13,009	13,668
Accrued interest receivable and other assets	79,288	85,110
Total assets	$5,427,398	$5,499,409

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,811,943	$1,903,768
Demand, interest-bearing	1,268,942	1,308,114
Savings and money market	1,447,434	1,375,825
Time deposits - under $250	38,417	38,734
Time deposits - $250 and over	93,161	94,700
CDARS - interest-bearing demand, money market and time deposits	30,008	38,271
Total deposits	4,689,905	4,759,412
Subordinated debt, net of issuance costs	39,987	39,925
Accrued interest payable and other liabilities	96,450	102,044
Total liabilities	4,826,342	4,901,381

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at March 31, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized;
60,407,846 shares issued and outstanding at March 31, 2022 and
60,339,837 shares issued and outstanding at December 31, 2021	498,763	497,695
Retained earnings	116,347	111,329
Accumulated other comprehensive loss	(14,054)	(10,996)
Total shareholders' equity	601,056	598,028
Total liabilities and shareholders' equity	$5,427,398	$5,499,409

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$35,101	$33,836
Securities, taxable	3,444	1,728
Securities, exempt from Federal tax	297	429
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,064	768
Total interest income	39,906	36,761

Interest expense:
Deposits	1,114	1,232
Subordinated debt	571	571
Total interest expense	1,685	1,803

Net interest income before provision for credit losses on loans	38,221	34,958
Provision for (recapture of) credit losses on loans	(567)	(1,512)
Net interest income after provision for credit losses on loans	38,788	36,470

Noninterest income:
Gain on warrants	637	—
Service charges and fees on deposit accounts	612	601
Increase in cash surrender value of life insurance	480	456
Gain on sales of SBA loans	156	550
Servicing income	106	182
Termination fees	—	90
Gain on proceeds from company owned life insurance	—	66
Other	469	356
Total noninterest income	2,460	2,301

Noninterest expense:
Salaries and employee benefits	13,821	13,958
Occupancy and equipment	2,437	2,274
Professional fees	1,080	1,719
Other	5,914	5,293
Total noninterest expense	23,252	23,244
Income before income taxes	17,996	15,527
Income tax expense	5,130	4,323
Net income	$12,866	$11,204

Earnings per common share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Net income	$12,866	$11,204
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(4,405)	(849)
Deferred income taxes	1,277	247
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	—	(13)
Deferred income taxes	—	4
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(3,128)	(611)

Change in net pension and other benefit plan liability adjustment	104	89
Deferred income taxes	(34)	(29)
Change in pension and other benefit plan liability, net of
deferred income taxes	70	60
Other comprehensive loss	(3,058)	(551)

Total comprehensive income	$9,808	$10,653

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2021	59,917,457	$493,707	$94,899	$(10,717)	$577,889
Net income	—	—	11,204	—	11,204
Other comprehensive loss	—	—	—	(551)	(551)
Issuance (forfeitures) of restricted stock awards, net	(34,358)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	458	—	—	458
Cash dividend declared $0.13 per share	—	—	(7,789)	—	(7,789)
Stock option expense, net of forfeitures and taxes	—	132	—	—	132
Stock options exercised	49,235	320	—	—	320
Balance March 31, 2021	59,932,334	$494,617	$98,314	$(11,268)	$581,663

Balance, January 1, 2022	60,339,837	497,695	111,329	(10,996)	598,028
Net income	—	—	12,866	—	12,866
Other comprehensive loss	—	—	—	(3,058)	(3,058)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	518	—	—	518
Cash dividend declared $0.13 per share	—	—	(7,848)	—	(7,848)
Stock option expense, net of forfeitures and taxes	—	149	—	—	149
Stock options exercised	68,009	401	—	—	401
Balance March 31, 2022	60,407,846	$498,763	$116,347	$(14,054)	$601,056

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,866	$11,204
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	675	1,071
Gain on sale of SBA loans	(156)	(550)
Proceeds from sale of SBA loans originated for sale	2,146	5,632
SBA loans originated for sale	(934)	(6,217)
Provision for (recapture of) credit losses on loans	(567)	(1,512)
Increase in cash surrender value of life insurance	(480)	(456)
Depreciation and amortization	283	243
Amortization of other intangible assets	659	733
Stock option expense, net	149	132
Amortization of restricted stock awards, net	518	458
Amortization of subordinated debt issuance costs	46	46
Gain on proceeds from company-owned life insurance	—	(66)
Effect of changes in:
Accrued interest receivable and other assets	7,053	623
Accrued interest payable and other liabilities	(5,475)	(1,085)
Net cash provided by operating activities	16,783	10,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(21,656)	—
Purchase of securities held-to-maturity	(109,610)	(40,366)
Maturities/paydowns/calls of securities available-for-sale	8,099	37,765
Maturities/paydowns/calls of securities held-to-maturity	30,709	30,601
Net change in loans	63,807	(84,038)
Changes in Federal Home Loan Bank stock and other investments	(5)	(4)
Purchase of premises and equipment	(224)	(4)
Proceeds from redemption of company-owned life insurance	—	624
Net cash (used in) investing activities	(28,880)	(55,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(69,507)	364,616
Exercise of stock options	401	320
Payment of cash dividends	(7,848)	(7,789)
Net cash (used-in) provided by financing activities	(76,954)	357,147
Net increase in cash and cash equivalents	(89,051)	311,981
Cash and cash equivalents, beginning of period	1,306,216	1,131,073
Cash and cash equivalents, end of period	$1,217,165	$1,443,054

Supplemental disclosures of cash flow information:
Interest paid	$1,112	$1,242
Income taxes paid (refunds), net	(654)	(149)

Supplemental schedule of non-cash activity:
Transfer of loans held-for-sale to loan portfolio	$480	$—

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2021.

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

The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2022.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes to simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendments are effective as of January 1, 2021 and had no material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from London Inter-Bank Offered Rate (“LIBOR”) toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company does not expect any material impact on its consolidated financial statements since the Company has an insignificant number of financial instruments applicable to this ASU.

In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restrucurings and Vintage Disclosures, which 1) eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and the amendments should be applied prospectively, although the entity has the option to apply a modified retrospective transition method for the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,048,267 and 1,019,481 weighted average stock options outstanding for the three months ended March 31, 2022 and 2021, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands, except per share amounts)
Net income	$12,866	$11,204

Weighted average common shares outstanding for basic
earnings per common share	60,393,883	59,926,816
Dilutive potential common shares	527,952	477,397
Shares used in computing diluted earnings per common share	60,921,835	60,404,213

Basic earnings per share	$0.21	$0.19
Diluted earnings per share	$0.21	$0.19

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31, 2022 and 2021
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2022, net of taxes	$2,153	$—	$(13,149)	$(10,996)
Other comprehensive (loss) before reclassification,
net of taxes	(3,128)	—	(3)	(3,131)
Amounts reclassified from other comprehensive income,
net of taxes	—	—	73	73
Net current period other comprehensive income (loss),
net of taxes	(3,128)	—	70	(3,058)

Ending balance March 31, 2022, net of taxes	$(975)	$—	$(13,079)	$(14,054)

Beginning balance January 1, 2021, net of taxes	$3,929	$261	$(14,907)	$(10,717)
Other comprehensive (loss) before reclassification,
net of taxes	(602)	—	(53)	(655)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(9)	113	104
Net current period other comprehensive income (loss),
net of taxes	(602)	(9)	60	(551)

Ending balance March 31, 2021, net of taxes	$3,327	$252	$(14,847)	$(11,268)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2022	2021	Net Income is Presented

	(Dollars in thousands)
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	$—	$13	Interest income on taxable securities
	—	(4)	Income tax expense
	—	9	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	11	1
Prior service cost and actuarial losses (3)	(114)	(161)
	(103)	(160)	Other noninterest expense
	30	47	Income tax benefit
	(73)	(113)	Net of tax
Total reclassification from AOCI for the period	$(73)	$(104)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2022	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$91,059	$19	$(1,425)	$—	$89,653
U.S. Treasury	21,657	5	(98)	—	21,564
Total	$112,716	$24	$(1,523)	$—	$111,217

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
March 31, 2022	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$696,161	$28	$(46,254)	$649,935	$—
Municipals - exempt from Federal tax	40,701	197	(49)	40,849	(39)
Total	$736,862	$225	$(46,303)	$690,784	$(39)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2021	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$99,359	$2,893	$—	$—	$102,252
Total	$99,359	$2,893	$—	$—	$102,252

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2021	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$607,377	$3,157	$(4,752)	$605,782	$—
Municipals - exempt from Federal tax	51,063	804	—	51,867	(43)
Total	$658,440	$3,961	$(4,752)	$657,649	$(43)

Securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$84,890	$(1,425)	$—	$—	$84,890	$(1,425)
U.S. Treasury	11,858	(98)	—	—	11,858	(98)
Total	$96,748	$(1,523)	$—	$—	$96,748	$(1,523)

Securities held-to-maturity:
Agency mortgage-backed securities	$620,134	$(42,837)	$25,465	$(3,417)	$645,599	$(46,254)
Municipals — exempt from Federal tax	5,944	(49)	—	—	5,944	(49)
Total	$626,078	$(42,886)	$25,465	$(3,417)	$651,543	$(46,303)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)
Total	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2022, the Company held 395 securities (108 available-for-sale and 287 held-to-maturity), of which 266 had fair value below amortized cost. At March 31, 2022, there were $84,890,000 of agency mortgage-backed securities available-for-sale, and $11,858,000 of U.S. Treasury securities available-for-sale, carried with an unrealized loss for less than 12 months. At March 31, 2022, there were $620,134,000 of agency mortgage-backed securities held-to-maturity, and $5,944,000 of municipal securities, carried with an unrealized loss for less than 12 months, and $25,465,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities carried less than 12 months was ($44,409,000), and the total unrealized loss for securities carried for 12 months or more was ($3,417,000) at March 31, 2022. The unrealized loss was due to higher interest rates in comparison to when the security was purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. Therefore, the Company does not consider the agency mortgage-backed securities and U.S. Treasury securities to have credit-related losses as of March 31, 2022.

The amortized cost and estimated fair values of securities as of March 31, 2022 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after one through five years	$21,657	$21,564
Agency mortgage-backed securities	91,059	89,653
Total	$112,716	$111,217

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after three months through one year	$545	$548
Due after one through five years	7,348	7,402
Due after five through ten years	24,800	24,861
Due after ten years	8,008	8,038
Agency mortgage-backed securities	696,161	649,935
Total	$736,862	$690,784

Securities with amortized cost of $53,897,000 and $42,473,000 as of March 31, 2022 and December 31, 2021 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the three months ended March 31, 2022 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2022	$43
Provision for (recapture of) credit losses	(4)
Ending balance March 31, 2022	$39

For the three months ended March 31, 2022, there was a reduction of $4,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The bond ratings for the Company’s municipal investment securities at March 31, 2022 were consistent with the ratings at December 31, 2021.

5) Loans and Allowance for Credit Losses on Loans

On January 1, 2020, the Company adopted the current expected credit loss (“CECL”) model under ASU 2016-13 (Topic 326) using the modified retrospective approach. The allowance for credit losses on loans is an estimate of the current expected credit losses in the loan portfolio. Loans are charged-off against the allowance when management determines that a loan balance has become uncollectible. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $37,393,000 of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans at March 31, 2022 and $88,726,000 at December 31, 2021. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

Home Equity

Home equity loans are secured by 1-4 family residences that are generally owner occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily on the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values. These loans are generally revolving lines of credit.

Multifamily

Multifamily loans are loans on residential properties with five or more units. These loans rely primarily on the cash flows of the properties securing the loan for repayment and secondarily on the value of the properties securing the loan. The cash flows of these borrowers can fluctuate along with the values of the underlying property depending on general economic conditions.

Residential Mortgages

Residential mortgage loans are secured by 1-4 family residences which are generally owner-occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily on the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values. These are generally term loans.

Consumer and Other

Consumer and other loans are secured by personal property or are unsecured and rely primarily on the income of the borrower for repayment and secondarily on the collateral value for secured loans. Borrower income and collateral values can vary depending on economic conditions.

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$605,446	$682,834
Real estate:
CRE - owner occupied	597,542	595,934
CRE - non-owner occupied	928,220	902,326
Land and construction	153,323	147,855
Home equity	111,609	109,579
Multifamily	221,767	218,856
Residential mortgages	391,171	416,660
Consumer and other	17,110	16,744
Loans	3,026,188	3,090,788
Deferred loan fees, net	(2,124)	(3,462)
Loans, net of deferred fees	3,024,064	3,087,326
Allowance for credit losses on loans	(42,788)	(43,290)
Loans, net	$2,981,276	$3,044,036

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(16)	—	—	—	—	—	—	—	(16)
Recoveries	54	3	—	—	24	—	—	—	81
Net recoveries	38	3	—	—	24	—	—	—	65
Provision for (recapture of) credit losses on loans	(1,651)	(1,560)	2,288	175	(166)	(252)	625	(26)	(567)
End of period balance	$6,801	$6,397	$19,413	$2,006	$722	$2,544	$4,757	$148	$42,788

	Three Months Ended March 31, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(263)	—	—	—	—	—	—	—	(263)
Recoveries	813	4	—	816	23	—	—	15	1,671
Net recoveries	550	4	—	816	23	—	—	15	1,408
Provision for (recapture of) credit losses on loans	(537)	(196)	15	(571)	(149)	(53)	(25)	4	(1,512)
End of period balance	$11,600	$8,368	$16,431	$2,754	$1,171	$2,751	$918	$303	$44,296

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	March 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$236	$761	$527	$1,524
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	73	—	—	73
Multifamily	1,107	—	—	1,107
Total	$2,542	$761	$527	$3,830

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$5,522	$1,508	$578	$7,608	$597,838	$605,446
Real estate:
CRE - Owner Occupied	—	—	1,126	1,126	596,416	597,542
CRE - Non-Owner Occupied	—	707	—	707	927,513	928,220
Land and construction	—	—	—	—	153,323	153,323
Home equity	—	—	—	—	111,609	111,609
Multifamily	—	—	—	—	221,767	221,767
Residential mortgages	4,690	—	—	4,690	386,481	391,171
Consumer and other	—	—	—	—	17,110	17,110
Total	$10,212	$2,215	$1,704	$14,131	$3,012,057	$3,026,188

	December 31, 2021
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$2,714	$168	$408	$3,290	$679,544	$682,834
Real estate:
CRE - Owner Occupied	—	—	1,126	1,126	594,808	595,934
CRE - Non-Owner Occupied	—	—	—	—	902,326	902,326
Land and construction	—	—	—	—	147,855	147,855
Home equity	—	—	—	—	109,579	109,579
Multifamily	—	—	—	—	218,856	218,856
Residential mortgages	599	—	—	599	416,061	416,660
Consumer and other	—	—		—	16,744	16,744
Total	$3,313	$168	$1,534	$5,015	$3,085,773	$3,090,788

Past due loans 30 days or greater totaled $14,131,000 and $5,015,000 at March 31, 2022 and December 31, 2021, respectively, of which $1,362,000 and $1,258,000 were on nonaccrual, at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, there were also $1,941,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2021, there were also $2,202,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of March 31, 2022 and December 31, 2021.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at March 31, 2022 and December 31, 2021. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at March 31, 2022 and December 31, 2021. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of March 31, 2022						Amortized
						2017 and	Cost
	03/31/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$83,467	$90,076	$51,230	$12,145	$10,818	$10,799	$333,283	$591,818
Special Mention	2,020	1,283	496	213	706	417	1,888	7,023
Substandard	4	561	258	-	11	167	4,607	5,608
Substandard-Nonaccrual	-	548	362	-	-	87	-	997
Total	85,491	92,468	52,346	12,358	11,535	11,470	339,778	605,446

CRE - Owner Occupied:
Pass	39,671	163,716	125,993	58,738	51,196	127,282	13,022	579,618
Special Mention	568	-	6,657	668	-	347	-	8,240
Substandard	907	-	5,309	-	1,468	874	-	8,558
Substandard-Nonaccrual	-	-	1,101	-	-	25	-	1,126
Total	41,146	163,716	139,060	59,406	52,664	128,528	13,022	597,542

CRE - Non-Owner Occupied:
Pass	55,458	376,710	128,498	113,076	35,540	197,894	2,711	909,887
Special Mention	-	-	5,341	-	-	356		5,697
Substandard	-	707	5,798	-	-	6,131	-	12,636
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	55,458	377,417	139,637	113,076	35,540	204,381	2,711	928,220

Land and construction:
Pass	53,912	79,197	11,259	3,925	-	1,289	3,741	153,323
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	53,912	79,197	11,259	3,925	-	1,289	3,741	153,323

Home equity:
Pass	-	-	-	-	40	-	109,329	109,369
Special Mention	-	-	-	-	-	-	1,932	1,932
Substandard	-	-	-	-	-	143	92	235
Substandard-Nonaccrual	-	-	73	-	-	-		73
Total	-	-	73	-	40	143	111,353	111,609

Multifamily:
Pass	7,949	100,952	27,780	28,548	16,062	28,204	-	209,495
Special Mention	-	6,880	-	4,285	-		-	11,165
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	1,107	-	-	-	-	-	1,107
Total	7,949	108,939	27,780	32,833	16,062	28,204	-	221,767

Residential mortgage:
Pass	765	338,359	17,742	7,643	3,022	23,413	-	390,944
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	227	-	227
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	765	338,359	17,742	7,643	3,022	23,640	-	391,171

Consumer and other:
Pass	79	522	-	32	1,411	895	14,159	17,098
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	12	-	-	-	-		12
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	79	534	-	32	1,411	895	14,159	17,110

Total loans	$244,800	$1,160,630	$387,897	$229,273	$120,274	$398,550	$484,764	$3,026,188

Risk Grades:
Pass	$241,301	$1,149,532	$362,502	$224,107	$118,089	$389,776	$476,245	$2,961,552
Special Mention	2,588	8,163	12,494	5,166	706	1,120	3,820	34,057
Substandard	911	1,280	11,365	-	1,479	7,542	4,699	27,276
Substandard-Nonaccrual	-	1,655	1,536	-	-	112	-	3,303
Grand Total	$244,800	$1,160,630	$387,897	$229,273	$120,274	$398,550	$484,764	$3,026,188

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2021						Amortized
							Cost
	2021	2020	2019	2018	2017	Prior Periods	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$208,645	65,257	$15,086	$12,281	$7,311	$5,507	$349,717	$663,804
Special Mention	2,210	512	219	764	243	204	4,024	8,176
Substandard	3,709	930	-	13	302	2	4,776	9,732
Substandard-Nonaccrual	595	442	37	-	-	48	-	1,122
Total	215,159	67,141	15,342	13,058	7,856	5,761	358,517	682,834

CRE - Owner Occupied:
Pass	170,504	135,103	65,596	57,017	31,657	107,203	14,486	581,566
Special Mention	568	2,254	672	-	-	355	-	3,849
Substandard	985	6,042	-	1,477	-	889	-	9,393
Substandard-Nonaccrual	-	1,100	-	-	-	26	-	1,126
Total	172,057	144,499	66,268	58,494	31,657	108,473	14,486	595,934

CRE - Non-Owner Occupied:
Pass	374,470	141,404	115,170	45,959	68,125	134,454	2,068	881,650
Special Mention	-	5,388	-	-	1,133	3,816	-	10,337
Substandard	-	5,842	-	-	-	4,497	-	10,339
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	374,470	152,634	115,170	45,959	69,258	142,767	2,068	902,326

Land and construction:
Pass	125,844	11,401	4,385	-	-	1,300	3,566	146,496
Special Mention	1,359	-	-	-	-	-	-	1,359
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	127,203	11,401	4,385	-	-	1,300	3,566	147,855

Home equity:
Pass	-	-	-	46	-	-	106,738	106,784
Special Mention	-	-	-	-	-	-	1,931	1,931
Substandard	-	-	-	-	-	54	726	780
Substandard-Nonaccrual	-	84	-	-	-	-	-	84
Total	-	84	-	46	-	54	109,395	109,579

Multifamily:
Pass	102,535	27,955	30,820	16,151	16,261	13,895	-	207,617
Special Mention	5,804	-	4,307	-	-	-	-	10,111
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	1,128	-	-	-	-	-	-	1,128
Total	109,467	27,955	35,127	16,151	16,261	13,895	-	218,856

Residential mortgage:
Pass	360,424	17,875	8,065	3,070	6,015	19,967	-	415,416
Special Mention	-	-	-	-	-	1,244	-	1,244
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	360,424	17,875	8,065	3,070	6,015	21,211	-	416,660

Consumer and other:
Pass	491	2	40	1,426	14	1,000	13,756	16,729
Special Mention	-	-	-	-	-	-	-	-
Substandard	15	-	-	-	-	-	-	15
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	506	2	40	1,426	14	1,000	13,756	16,744

Total loans	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

Risk Grades:.
Pass	$1,342,913	398,997	$239,162	$135,950	$129,383	$283,326	$490,331	$3,020,062
Special Mention	9,941	8,154	5,198	764	1,376	5,619	5,955	37,007
Substandard	4,709	12,814	-	1,490	302	5,442	5,502	30,259
Substandard-Nonaccrual	1,723	1,626	37	-	-	74	-	3,460
Grand Total	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

The amortized cost basis of collateral-dependent loans by business assets was $761,000 and $1,028,000 at March 31, 2022 and December 31, 2021, respectfully.

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

The book balance of troubled debt restructurings at March 31, 2022 was $481,000 which included $355,000 of nonaccrual loans and $126,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2021 was $500,000 which included $372,000 of nonaccrual loans and $128,000 of accruing loans. Approximately $279,000 and $290,000 in specific reserves were established with respect to these loans as of March 31, 2022 and December 31, 2021, respectively.

There were no loans modified as a troubled debt restructuring during the three months ended March 31, 2022. There was one new loan with total recorded investment of $3,000 that was modified as a troubled debt restructuring during the three months ended March 31, 2021.

The following table presents loans by class modified as troubled debt restructurings for the period indicated:

	Three Months Ended
	March 31, 2021
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	1	$3	$3
Total	1	$3	$3

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2022 and 2021.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

On April 7, 2020, U.S. banking agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. The statement describes accounting for COVID-19-related loan modifications and clarifies the interaction between current accounting rules and the temporary relief provided by the CARES Act. Initially, the Bank made accommodations for payment deferrals for a number of customers with a window of up to 90 days, with the potential of an additional 90 days of payment deferral (180 days maximum) upon application. The Bank also waived all customary applicable fees. Of the loans for which deferrals were originally granted, all have returned to regular payment status. At March 31, 2022, there were no remaining deferments.

6) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2022, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	March 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(12,593)	$12,430
Customer relationship and brokered relationship intangibles	1,900	(1,409)	491
Below market leases	110	(22)	88
Total	$27,033	$(14,024)	$13,009

	December 31, 2021
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(11,982)	$13,041
Customer relationship and brokered relationship intangibles	1,900	(1,361)	539
Below market leases	110	(22)	88
Total	$27,033	$(13,365)	$13,668

As of March 31, 2022, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2022 remaining	$1,836	142	$(2)	$1,976
2023	2,217	190	(2)	2,405
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
Thereafter	1,609	—	33	1,642
	$12,430	$491	$88	$13,009

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2022 and December 31, 2021.

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

The Company had net deferred tax assets of $28,054,000, and $28,757,000, at March 31, 2022 and December 31, 2021, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2022 and December 31, 2021 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Low income housing investments	$4,169	$4,380
Future commitments	$568	$568

The Company expects $55,000 of the future commitments to be paid in 2022, and $513,000 in 2023 through 2025.

For tax purposes, the Company had low income housing tax credits of $210,000 for both the three months ended March 31, 2022 and March 31, 2021, and low income housing investment expense of $211,000 and $208,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$87	$120
Interest cost	216	190
Amortization of prior service cost	—	25
Amortization of net actuarial loss	114	136
Net periodic benefit cost	$417	$471

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,244	$9,689
Interest cost	62	219
Actuarial loss	—	(664)
Projected benefit obligation at end of period	$9,306	$9,244

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Net actuarial loss	$4,633	$4,601
Prior transition obligation	858	879
Accumulated other comprehensive loss	$5,491	$5,480

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(11)	$(1)
Interest cost	62	55
Net periodic benefit cost	$51	$54

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at March 31, 2022
Available-for-sale securities:
Agency mortgage-backed securities	$89,653	$—	$89,653	$—
U.S. Treasury	21,564	21,564	—	—
I/O strip receivables	208	—	208	—

Assets at December 31, 2021
Available-for-sale securities:
Agency mortgage-backed securities	$102,252	$—	$102,252	$—
I/O strip receivables	221	—	221	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at March 31, 2022 or December 31, 2021.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At March 31, 2022 and December 31, 2021, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at March 31, 2022 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,217,165	$1,217,165	$—	$—	$1,217,165
Securities available-for-sale	111,217	21,564	89,653	—	111,217
Securities held-to-maturity	736,823	—	690,784	—	690,784
Loans (including loans held-for-sale), net	2,982,107	—	831	2,954,560	2,955,391
FHLB stock, FRB stock, and other
investments	32,509	—	—	—	N/A
Accrued interest receivable	11,120	52	1,998	9,070	11,120
I/O strips receivables	208	—	208	—	208
Liabilities:
Time deposits	$137,203	$—	$137,417	$—	$137,417
Other deposits	4,552,702	—	4,552,702	—	4,552,702
Subordinated debt	39,987	—	39,587	—	39,587
Accrued interest payable	1,005	—	1,005	—	1,005

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2021:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,306,216	$1,306,216	$—	$—	$1,306,216
Securities available-for-sale	102,252	—	102,252	—	102,252
Securities held-to-maturity	658,397	—	657,649	—	657,649
Loans (including loans held-for-sale), net	3,046,403	—	2,367	3,061,558	3,063,925
FHLB stock, FRB stock, and other
investments	32,504	—	—	—	N/A
Accrued interest receivable	10,781	—	1,719	9,062	10,781
I/O strips receivables	221	—	221	—	221
Liabilities:
Time deposits	$139,834	$—	$140,086	$—	$140,086
Other deposits	4,619,578	—	4,619,578	—	4,619,578
Subordinated debt	39,925	—	40,425	—	40,425
Accrued interest payable	477	—	477	—	477

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. There were no nonqualified stock options or shares of restricted stock granted for the three months ended March 31, 2022. There were 1,962,229 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2022.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2022	2,584,632	$10.00
Exercised	68,009	$5.90
Forfeited or expired	(14,969)	$11.16
Outstanding at March 31, 2022	2,501,654	$10.10	5.29	$5,248,759
Vested or expected to vest	2,351,555		5.29	$4,933,833
Exercisable at March 31, 2022	1,987,706		4.47	$4,903,446

Information related to the equity plans for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Intrinsic value of options exercised	$415,117	$167,420
Cash received from option exercise	$401,136	$319,862
Tax benefit (expense) realized from option exercises	$31,971	$(1,539)

As of March 31, 2022, there was $965,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.46 years.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2022	298,566	$11.03
Vested	(4,255)	$11.75
Nonvested shares at March 31, 2022	294,311	$12.24

As of March 31, 2022, there was $1,638,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 1.68 years.

11) Subordinated Debt

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due June 1, 2027. The Subordinated Debt initially bears a fixed interest rate of 5.25% per year. Commencing on June 1, 2022, the interest rate on the Subordinated Debt resets quarterly to the three-month LIBOR rate plus a spread of 336.5 basis points, payable quarterly in arrears. Interest on the Subordinated Debt is payable semi-annually on June 1st and December 1st of each year through June 1, 2022 and quarterly thereafter on March 1st, June 1st, September 1st and December 1st of each year through the maturity date or early redemption date. The Subordinated Debt, net of unamortized issuance costs of $13,000, totaled $39,987,000 at March 31, 2022. The Company, at its option, may redeem the Subordinated Debt, in whole or in part, on any interest payment date on or after June 1, 2022 without a premium.

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2022. There are no conditions or events since March 31, 2022, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

As permitted by the interim final rule issued on March 27, 2020 by our federal regulatory agency, we elected the option to delay the estimated impact of the adoption of the CECL Standard in our regulatory capital for two years. This two-year delay is in addition to the three-year transition period the agency had already made available. The adoption delayed the effects of CECL on our regulatory capital through the end of 2021. The effects are being phased-in over a three-year period from January 1, 2022 through December 31, 2024, with 75% recognized in 2022, 50% recognized in 2023, and 25% recognized in 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of adoption of the CECL Standard at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ending December 31, 2021.

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2022 and December 31, 2021, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2022
Total Capital	$513,272	14.6%	$370,203	10.5%
(to risk-weighted assets)
Tier 1 Capital	$438,203	12.4%	$299,688	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$438,203	12.4%	$246,802	7.0%
(to risk-weighted assets)
Tier 1 Capital	$438,203	8.3%	$210,246	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2022
Total Capital	$491,349	13.9%	$352,436	10.0%	$370,058	10.5%
(to risk-weighted assets)
Tier 1 Capital	$456,267	12.9%	$281,949	8.0%	$299,571	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$456,267	12.9%	$229,084	6.5%	$246,705	7.0%
(to risk-weighted assets)
Tier 1 Capital	$456,267	8.7%	$262,709	5.0%	$210,167	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2021
Total Capital	$484,382	13.8%	$351,839	10.0%	$369,431	10.5%
(to risk-weighted assets)
Tier 1 Capital	$451,586	12.8%	$281,471	8.0%	$299,063	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$451,586	12.8%	$228,695	6.5%	$246,287	7.0%
(to risk-weighted assets)
Tier 1 Capital	$451,586	8.2%	$275,109	5.0%	$220,087	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,987,000 at March 31, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As March 31, 2022, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $41,140,000. HBC distributed to HCC dividends of $8,000,000, during the first quarter of 2022.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at March 31, 2022 follows:

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
●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against the Bank, and others, in the Solano County Superior Court for the State of California. The case relates to the Bank’s former deposit relationships with investment funds sponsored by D.C. Solar and affiliates (collectively “D.C. Solar”). D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. In October 2021, the court sustained the Bank’s demurrer without leave to amend on all but two counts. Subsequently, the plaintiffs sought to overturn the court’s ruling in favor of the Bank by filing a petition for a writ of mandate in the California Court of Appeals, where the petition is pending as of the date of this report. We intend to vigorously defend this action.
●	In December 2021, East West Bank, et al. v. Heritage Bank of Commerce was filed against the Bank and one of its former employees in the Solano County Superior Court for the State of California. The case arose out of the Bank’s former deposit relationship with D.C. Solar and its sponsored investment funds. In March 2022, the plaintiffs dismissed its case against the Bank and its former employee.
●	In December 2020, Solarmore Management Services, Inc. v. Jeff Carpoff et al., (“Solarmore”) was filed as an amended complaint in the United States District Court for the Eastern District of California against the Bank, a former employee and other unrelated parties. The case arose out of the Bank’s former deposit relationship with D.C. Solar and its sponsored investment funds. On February 4, 2022, Solarmore voluntarily dismissed the Bank without prejudice, but not the Bank’s former employee. The Bank’s former employee remains a party to the action.
●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. Because the class/PAGA action alleges wage and hour claims, it is not covered by the Bank’s insurance.
●	In February 2021, the Bank was notified of a set of PAGA and potential class claims alleged by letter to the California Labor and Workforce Development Agency transmitted on behalf of a third claimant, who was also a former Bank employee. The notice to the California Labor and Workforce Development Agency, which is a prerequisite to a PAGA filing, alleged the same claims, class, and relief requests that are the subject of the lawsuit filed in November 2020, and disclosed no new claims. The third employee/claimant is being added as a plaintiff to the previously filed class/PAGA action.
●	In October 2021 the third employee/claimant filed a lawsuit alleging race, color, gender, and sex discrimination; disability discrimination; discrimination against an employee making a CFRA claim, violation of the Equal Pay Act, retaliation, and related claims. We intend to vigorously defend the filed class and PAGA complaint, and the action filed by the third employee/claimant.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,154,361,000 at March 31, 2022, and $1,150,811,000 at December 31, 2021. Unused commitments represented 38% outstanding gross loans at March 31, 2022, 40% at March 31, 2021, and 37% at December 31, 2021.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	March 31, 2022			December 31, 2021
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$114,333	$1,027,606	$1,141,939	$119,071	$1,015,588	$1,134,659
Standby letters of credit	3,058	9,364	12,422	3,084	13,068	16,152
	$117,391	$1,036,970	$1,154,361	$122,155	$1,028,656	$1,150,811

For the three months ended March 31, 2022, there was a decrease of $40,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The decrease in the allowance for credit losses for off-balance sheet credit exposures in the first three months of 2022 was driven by lower loss factors as a result of improving economic outlook. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $775,000 at March 31, 2022 and $815,000 at December 31, 2021.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$612	$601
Total noninterest income in-scope of Topic 606	612	601
Noninterest Income Out-of-scope of Topic 606	1,848	1,700
Total noninterest income	$2,460	$2,301

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Salaries and employee benefits	$13,821	$13,958
Occupancy and equipment	2,437	2,274
Professional fees	1,080	1,719
Insurance expense	1,043	663
Amortization of intangible assets	659	733
Data processing	651	534
Federal Deposit Insurance Corporation ("FDIC") assessments	479	146
Other	3,082	3,217
Total noninterest expense	$23,252	$23,244

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of March 31, 2022, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $33,669,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,620	$1,671
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,210	$1,186
Operating Lease - ROU assets	$33,669	$37,405
Operating Lease - Liabilities	$33,669	$37,405
Weighted Average Lease Term - Operating Leases	7.19 years	8.17 years
Weighted Average Discount Rate - Operating Leases	4.49%	4.49%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of March 31, 2022:

(Dollars in thousands)
2022	$4,769
2023	5,724
2024	5,341
2025	4,929
2026	4,357
Thereafter	14,654
Total undiscounted cash flows	39,774
Discount on cash flows	(6,105)
Total lease liability	$33,669

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

	Three Months Ended March 31, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)

Interest income	$37,113	$2,793	$39,906
Intersegment interest allocations	237	(237)	—
Total interest expense	1,685	—	1,685
Net interest income	35,665	2,556	38,221
Provision for (recapture of) credit losses on loans	(539)	(28)	(567)
Net interest income after provision	36,204	2,584	38,788
Noninterest income	2,398	62	2,460
Noninterest expense	21,767	1,485	23,252
Intersegment expense allocations	114	(114)	—
Income before income taxes	16,949	1,047	17,996
Income tax expense	4,821	309	5,130
Net income	$12,128	$738	$12,866

Total assets	$5,352,709	$74,689	$5,427,398
Loans, net of deferred fees	$2,962,823	$61,241	$3,024,064
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Three Months Ended March 31, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$34,111	$2,650	$36,761
Intersegment interest allocations	211	(211)	—
Total interest expense	1,803	—	1,803
Net interest income	32,519	2,439	34,958
Provision (recapture) for credit losses on loans	(1,463)	(49)	(1,512)
Net interest income after provision	33,982	2,488	36,470
Noninterest income	2,160	141	2,301
Noninterest expense	21,897	1,347	23,244
Intersegment expense allocations	106	(106)	—
Income before income taxes	14,351	1,176	15,527
Income tax expense	3,975	348	4,323
Net income	$10,376	$828	$11,204

Total assets	$4,933,350	$68,040	$5,001,390
Loans, net of deferred fees	$2,656,178	$48,529	$2,704,707
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On April 28, 2022, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on May 26, 2022, to shareholders of record at the close of the business day on May 12, 2022.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2021. There have been no changes in the Company's application of critical accounting policies since December 31, 2021.

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

Performance Overview

For the three months ended March 31, 2022, net income was $12.9 million, or $0.21 per average diluted common share, compared to $11.2 million, or $0.19 per average diluted common share, for the three months ended March 31, 2021. The Company’s annualized return on average tangible assets was 0.99% and annualized return on average tangible equity was 12.47% for the three months ended March 31, 2022, compared to 0.99% and 11.50%, respectively, for the three months ended March 31, 2021.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

In response to economic stimulus laws passed by Congress in 2020 and 2021, the Bank funded two rounds of SBA PPP loans totaling $530.8 million. At March 31, 2022, after accounting for loan payoffs and SBA loan forgiveness, Round 1 PPP loans were $1.2 million and Round 2 PPP loans were $36.2 million. In total, the Bank had $37.4 million in outstanding PPP loan balances at March 31, 2022. The following table shows interest income, fee income and deferred origination costs generated by the PPP loans, and the PPP loan outstanding balances and related deferred fees and costs for the periods indicated:

	At or For the Quarter Ended:
PPP LOANS	March 31,	December 31,	March 31,
(in $000’s, unaudited)	2022	2021	2021

	(Dollars in thousands)
Interest income	$146	$318	$784
Fee income, net	1,346	2,211	3,401
Total	$1,492	$2,529	$4,185

PPP loans outstanding at period end:
Round 1	$1,186	$1,717	$170,391
Round 2	36,207	87,009	179,353
Total	$37,393	$88,726	$349,744

Deferred fees outstanding at period end	$(876)	$(2,342)	$(8,757)
Deferred costs outstanding at period end	69	189	1,099
Total	$(807)	$(2,153)	$(7,658)

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	March 31,	March 31,
	2022	2021

	(Dollars in thousands)
Total factored receivables at period-end	$61,241	$48,529
Average factored receivables:
For the three months ended	$57,761	$48,094
Total full time equivalent employees at period-end	30	30

First Quarter 2022 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, increased 9% to $38.2 million for the first quarter of 2022, compared to $35.0 million for the first quarter of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, and a lower cost of funds, partially offset by lower interest and fees on PPP loans, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans.

●	The fully tax equivalent (“FTE”) net interest margin contracted 17 basis points to 3.05% for the first quarter of 2022, from 3.22% for the first quarter of 2021, primarily due to a decline in the average yield on loans, lower interest and fees on PPP loans, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans, partially offset by increases in the average yields on investment securities and overnight funds, and a decline in the cost of funds.

●	The FTE net interest margin increased 21 basis points to 3.05% for the first quarter of 2022 from 2.84% for the fourth quarter of 2021, primarily due to a shift in the mix of earning assets as the Company invested its excess liquidity into higher yielding loans and investment securities, higher average yields on overnight funds, and a slightly lower cost of funds, partially offset by lower interest and fees on PPP loans, lower average balances of factored receivables, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans.

●	The average yield on the total loan portfolio decreased to 4.70% for the first quarter of 2022, compared to 5.24% for the first quarter of 2021, primarily due to lower fees on PPP loans, higher average balances of lower yielding purchased residential mortgages, declines in the average yields of the core bank and asset-based lending and Bay View Funding factored receivables, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans.

●	In aggregate, the original total net purchase discount on loans from the Focus Business Bank (“Focus”), Tri-Valley Bank (“Tri-Valley”), United American Bank (“United American”), and Presidio Bank (“Presidio”) loan portfolios was $25.2 million. In aggregate, the remaining net purchase discount on total loans acquired was $6.6 million at March 31, 2022.

●	The average cost of total deposits was 0.10% for the first quarter of 2022, compared to 0.12% for the first quarter of 2021.

●	There was a $567,000 negative provision credit losses on loans for the first quarter of 2022, primarily due to recoveries on previously charged-off loans, improved economic forecasts and reductions in specific reserves on impaired loans, compared to a $1.5 million negative provision for credit losses on loans for the first quarter of 2021.

●	Total noninterest income increased to $2.5 million for the first quarter of 2022, compared to $2.3 million for the first quarter of 2021, primarily due to a realized gain on warrants of $637,000, partially offset by a lower gain on the sale of SBA loans during the first quarter of 2022.

●	Total noninterest expense for the first quarter of 2022 was relatively flat at $23.3 million, compared to $23.2 million for the first quarter of 2021, as higher insurance expense and Federal Deposit Insurance Corporation (“FDIC”) assessments were offset by lower professional fees during the first quarter of 2022.

●	The efficiency ratio for the first quarter of 2022 was 57.16%, compared to 62.38% for the first quarter of 2021.

●	Income tax expense for the first quarter of 2022 was $5.1 million, compared to $4.3 million for the first quarter of 2021. The effective tax rate for the first quarter of 2022 was 28.5%, compared to 27.8% for the first quarter of 2021.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, other investments and interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (19%) to $1.328 billion at March 31, 2022, from $1.640 billion at March 31, 2021, and decreased (6%) from $1.408 billion at December 31, 2021.

●	At March 31, 2022, securities held-to-maturity, at amortized cost, totaled $736.8 million, compared to $306.5 million at March 31, 2021, and $658.4 million, at December 31, 2021.

●	Loans, excluding loans held-for-sale, increased $319.4 million, or 12%, to $3.024 billion at March 31, 2022, compared to $2.705 billion at March 31, 2021, and decreased ($63.3) million, or (2%), from $3.087 billion at December 31, 2021. The decrease in loans at March 31, 2022 from December 31, 2021, was primarily due to forgiveness of PPP loans and paydowns in the residential loan portfolio.

●	Total loans at March 31, 2022 included $37.4 million of PPP loans, compared to $349.7 million at March 31, 2021 and $88.7 million at December 31, 2021. Total loans at March 31, 2022 included $391.2 million of residential mortgages, compared to $82.2 million at March 31, 2021, and $416.7 million at December 31, 2021.

●	Nonperforming assets (“NPAs”) were $3.8 million, or 0.07% of total assets, at March 31, 2022, compared to $5.6 million, or 0.11% of total assets, at March 31, 2021, and $3.7 million, or 0.07% of total assets, at December 31, 2021.

●	Classified assets were $30.6 million, or 0.56% of total assets, at March 31, 2022, compared to $33.4 million, or 0.67% of total assets, at March 31, 2021, and $33.7 million, or 0.61% of total assets, at December 31, 2021.

●	Net recoveries totaled $65,000 for the first quarter of 2022, compared to net recoveries of $1.4 million for the first quarter of 2021, and net recoveries of $225,000 for the fourth quarter of 2021.

●	The allowance for credit losses on loans (“ACLL”) at March 31, 2022 was $42.8 million, or 1.41% of total loans, representing 1,117.18% of total nonperforming loans. The ACLL at March 31, 2021 was $44.3 million, or 1.64% of total loans, representing 791.99% of total nonperforming loans. The ACLL at December 31, 2021 was $43.3 million, or 1.40% of total loans, representing 1,158.11% of total nonperforming loans. The ACLL to total loans, excluding PPP loans, was 1.43% at March 31, 2022, 1.87% at March 31, 2021, and 1.44% at December 31, 2021.

●	Total deposits increased $410.8 million, or 10%, to $4.690 billion at March 31, 2022, compared to $4.279 billion at March 31, 2021, and decreased ($69.5) million, or (1%), from $4.759 billion at December 31, 2021. The decrease in total deposits at March 31, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($73.8) million to $194.8 million at March 31, 2022, compared to $268.6 million at December 31, 2021. The Company expects further decreases in the deposits of those two customers in the second quarter of 2022.

●	Deposits, excluding all time deposits and CDARS deposits, increased $423.0 million, or 10%, to $4.528 billion at March 31, 2022, compared to $4.105 billion at March 31, 2021, and decreased ($59.4) million, or (1%), compared to $4.588 billion at December 31, 2021.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 3.01% at March 31, 2022, compared to 3.42% at March 31, 2021, and 3.14% at December 31, 2021.

●	The loan to deposit ratio was 64.48% at March 31, 2022, compared to 63.21% at March 31, 2021, and 64.87% at December 31, 2021.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2022.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	14.6%	13.9%	10.0%	10.5%
Tier 1 Capital	12.4%	12.9%	8.0%	8.5%
Common Equity Tier 1 Capital	12.4%	12.9%	6.5%	7.0%
Tier 1 Leverage	8.3%	8.7%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,028,589	$35,101	4.70%	$2,620,334	$33,836	5.24%
Securities — taxable	781,689	3,444	1.79%	436,858	1,728	1.60%
Securities — exempt from Federal tax (3)	44,871	376	3.40%	66,513	542	3.30%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,238,702	1,064	0.35%	1,296,258	768	0.24%
Total interest earning assets	5,093,851	39,985	3.18%	4,419,963	36,874	3.38%
Cash and due from banks	37,630			40,823
Premises and equipment, net	9,605			10,369
Goodwill and other intangible assets	181,065			184,017
Other assets	121,089			118,706
Total assets	$5,443,240			$4,773,878
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,857,164			$1,712,903

Demand, interest-bearing	1,279,989	459	0.15%	1,026,210	479	0.19%
Savings and money market	1,394,734	543	0.16%	1,137,837	572	0.20%
Time deposits — under $100	13,235	5	0.15%	15,900	9	0.23%
Time deposits — $100 and over	119,082	106	0.36%	130,843	171	0.53%
CDARS — interest-bearing demand, money
market and time deposits	32,932	1	0.01%	25,260	1	0.02%
Total interest-bearing deposits	2,839,972	1,114	0.16%	2,336,050	1,232	0.21%
Total deposits	4,697,136	1,114	0.10%	4,048,953	1,232	0.12%

Subordinated debt, net of issuance costs	39,951	571	5.80%	39,757	571	5.82%
Short-term borrowings	29	—	0.00%	44	—	0.00%
Total interest-bearing liabilities	2,879,952	1,685	0.24%	2,375,851	1,803	0.31%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,737,116	1,685	0.14%	4,088,754	1,803	0.18%
Other liabilities	106,769			105,967
Total liabilities	4,843,885			4,194,721
Shareholders’ equity	599,355			579,157
Total liabilities and shareholders’ equity	$5,443,240			$4,773,878

Net interest income / margin		38,300	3.05%		35,071	3.22%
Less tax equivalent adjustment		(79)			(113)
Net interest income		$38,221			$34,958

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $1,788,000 for the first quarter of 2022 (of which $1,346,000 was from PPP loans), compared to $3,689,000 for the first quarter of 2021 (of which $3,401,000 was from PPP loans). Prepayment fees totaled $510,000 for the first quarter of 2022, compared to $517,000 for the first quarter of 2021.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$4,734	$(3,469)	$1,265
Securities — taxable	1,516	200	1,716
Securities — exempt from Federal tax (1)	(182)	16	(166)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(55)	351	296
Total interest income on interest-earning assets	6,013	(2,902)	3,111

Expense from the interest-bearing liabilities:
Demand, interest-bearing	79	(99)	(20)
Savings and money market	94	(123)	(29)
Time deposits — under $100	(1)	(3)	(4)
Time deposits — $100 and over	(10)	(55)	(65)
CDARS — interest-bearing demand, money market
and time deposits	—	—	—
Subordinated debt, net of issuance costs	2	(2)	—
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	164	(282)	(118)
Net interest income	$5,849	$(2,620)	3,229
Less tax equivalent adjustment			34
Net interest income			$3,263

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

The Company’s FTE net interest margin, expressed as a percentage of average earning assets, contracted 17 basis points to 3.05% for the first quarter of 2022, from 3.22% for the first quarter of 2021, primarily due to a decline in the average yield on loans, lower interest and fees on PPP loans, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans, partially offset by increases in the average yields on investment securities and overnight funds, and a decline in the cost of funds. The FTE net interest margin increased 21 basis points to 3.05% for the first quarter of 2022 from 2.84% for the fourth quarter of 2021, primarily due to a shift in the mix of earning assets as the Company invested its excess liquidity into higher yielding loans and investment securities, higher average yields on overnight funds, and a slightly lower cost of funds, partially offset by lower interest and fees on PPP loans, lower average balances of factored receivables, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	March 31, 2022			March 31, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,553,325	$27,047	4.30%	$2,225,342	$25,064	4.57%
Prepayment fees	—	510	0.08%	—	517	0.09%
PPP loans	60,264	146	0.98%	319,168	784	1.00%
PPP fees, net	—	1,346	9.06%	—	3,401	4.32%
Bay View Funding factored receivables	57,761	2,793	19.61%	48,094	2,650	22.35%
Residential mortgages	355,626	2,428	2.77%	22,194	119	2.17%
Purchased commercial ("CRE") loans	8,514	77	3.67%	17,162	172	4.06%
Loan fair value mark / accretion	(6,901)	754	0.12%	(11,626)	1,129	0.21%
Total loans (includes loans held-for-sale)	$3,028,589	$35,101	4.70%	$2,620,334	$33,836	5.24%

The average yield on the total loan portfolio decreased to 4.70% for the first quarter of 2022, compared to 5.24% for the first quarter of 2021, primarily due to lower fees on PPP loans, higher average balances of lower yielding purchased residential mortgages, declines in the average yields of the core bank and asset-based lending and Bay View Funding factored receivables, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans.

	For the Quarter Ended			For the Quarter Ended
	March 31, 2022			December 31, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-based lending	$2,553,325	$27,047	4.30%	$2,496,026	$27,167	4.32%
Prepayment fees	—	510	0.08%	—	397	0.06%
PPP loans	60,264	146	0.98%	127,592	318	0.99%
PPP fees, net	—	1,346	9.06%	—	2,211	6.87%
Bay View Funding factored receivables	57,761	2,793	19.61%	62,571	3,248	20.59%
Residential mortgages	355,626	2,428	2.77%	188,731	1,437	3.02%
Purchased CRE loans	8,514	77	3.67%	8,929	69	3.07%
Loan fair value mark / accretion	(6,901)	754	0.12%	(7,728)	915	0.15%
Total loans (includes loans held-for-sale)	$3,028,589	$35,101	4.70%	$2,876,121	$35,762	4.93%

The average yield on the total loan portfolio decreased to 4.70% for the first quarter of 2022, compared to 4.93% for the fourth quarter of 2021, primarily due to lower fees on PPP loans, lower average balances and average yields on factored receivables, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans. The loss of income from the lower average yield on the loan portfolio was offset by the purchase of residential mortgage loans late in the fourth quarter of 2021 and organic loan growth resulting in a higher average balance of loans for the first quarter of 2022.

In aggregate, the original total net purchase discount on loans from the Focus, Tri-Valley, United American, and Presidio loan portfolios was $25.2 million. In aggregate, the remaining net purchase discount on total loans acquired was $6.6 million at March 31, 2022.

The average cost of total deposits was 0.10% for the first quarter of 2022, compared to 0.12% for the first quarter of 2021.

Net interest income, before provision for credit losses on loans, increased 9% to $38.2 million for the first quarter of 2022, compared to $35.0 million for the first quarter of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, and a lower cost of funds, partially offset by lower interest and fees on PPP loans, and a decrease in the accretion of the loan purchase discount into interest income from acquired loans.

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

During the first quarter of 2022, there was a $567,000 negative provision for credit losses on loans, primarily due to recoveries of previously charged-off loans, improved economic forecasts and reductions in specific reserves on impaired loans, compared to a $1.5 negative provision for credit losses on loans for the first quarter of 2021. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	March 31,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Gain on warrants	$637	$—	$637	N/A
Service charges and fees on deposit accounts	612	601	11	2%
Increase in cash surrender value of life insurance	480	456	24	5%
Gain on sales of SBA loans	156	550	(394)	(72)%
Servicing income	106	182	(76)	(42)%
Termination fees	—	90	(90)	(100)%
Gain on proceeds from company owned life insurance	—	66	(66)	(100)%
Other	469	356	113	32%
Total	$2,460	$2,301	$159	7%

Total noninterest income increased to $2.5 million for the first quarter of 2022, compared to $2.3 million for the first quarter of 2021, primarily due to a realized gain on warrants of $637,000, partially offset by a lower gain on the sale of SBA loans during the first quarter of 2022.

A portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the first quarter of 2022, SBA loan sales resulted in a $156,000 gain, compared to a $550,000 gain on sales of SBA loans for the first quarter of 2021.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	March 31,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$13,821	$13,958	$(137)	(1)%
Occupancy and equipment	2,437	2,274	163	7%
Professional fees	1,080	1,719	(639)	(37)%
Insurance expense	1,043	663	380	57%
Amortization of intangible assets	659	733	(74)	(10)%
Data processing	651	534	117	22%
FDIC assessments	479	146	333	228%
Other	3,082	3,217	(135)	(4)%
Total noninterest expense	$23,252	$23,244	$8	0%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended March 31,
		Percent of		Percent of
	2022	Total	2021	Total

	(Dollars in thousands)
Salaries and employee benefits	$13,821	59%	$13,958	60%
Occupancy and equipment	2,437	11%	2,274	10%
Professional fees	1,080	5%	1,719	7%
Insurance expense	1,043	4%	663	3%
Amortization of intangible assets	659	3%	733	3%
Data processing	651	3%	534	2%
FDIC assessments	479	2%	146	1%
Other	3,082	13%	3,217	14%
Total noninterest expense	$23,252	100%	$23,244	100%

Total noninterest expense for the first quarter of 2022 was relatively flat at $23.3 million, compared to $23.2 million for the first quarter of 2021, as higher insurance expense and FDIC assessments were offset by lower professional fees during the first quarter of 2022.

Full time equivalent employees were 325 at both March 31, 2022 and March 31, 2021, and 326 at

December 31, 2021.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Effective income tax rate	28.5%	27.8%

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

The Company’s Federal and state income tax expense for the first quarter of 2022 was $5.1 million, compared to $4.3 million for the first quarter of 2021.

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

The Company had net deferred tax assets of $28.1 million at March 31, 2022, $26.2 million at March 31, 2021, and $28.8 million at December 31, 2021. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2022, March 31, 2021, and December 31, 2021 will be fully realized in future years.

FINANCIAL CONDITION

At March 31, 2022, total assets increased 9% to $5.427 billion, compared to $5.001 billion at March 31, 2021, and decreased (1%) from $5.499 billion at December 31, 2021.

Securities available-for-sale, at fair value, were $111.2 million at March 31, 2022, a decrease of (43%) from $196.7 million at March 31, 2021, and an increase of 9% from $102.3 million at December 31, 2021. Securities held-to-maturity, at amortized cost, were $736.8 million at March 31, 2022, an increase of 140% from $306.5 million at March 31, 2021, and an increase of 12% from $658.4 million at December 31, 2021.

Loans, excluding loans held-for-sale, increased $319.4 million, or 12%, to $3.024 billion at March 31, 2022, compared to $2.705 billion at March 31, 2021, and decreased ($63.3) million, or (2%), from $3.087 billion at December 31, 2021. The decrease in loans at March 31, 2022 from December 31, 2021, was primarily due to forgiveness of PPP loans and paydowns in the residential loan portfolio. Total loans at March 31, 2022 included $37.4 million of PPP loans, compared to $349.7 million at March 31, 2021 and $88.7 million at December 31, 2021. Total loans at March 31, 2022 included $391.2 million of residential mortgages, compared to $82.2 million at March 31, 2021, and $416.7 million at December 31, 2021.

Total deposits increased $410.8 million, or 10%, to $4.690 billion at March 31, 2022, compared to $4.279 billion at March 31, 2021, and decreased ($69.5) million, or (1%), from $4.759 billion at December 31, 2021. The decrease in total deposits at March 31, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($73.8) million to $194.8 million at March 31, 2022, compared to $268.6 million at December 31, 2021. The Company expects further decreases in the deposits of those two customers in the second quarter of 2022. Deposits, excluding all time deposits and CDARS deposits, increased $423.0 million, or 10%, to $4.528 billion at March 31, 2022, compared to $4.105 billion at March 31, 2021, and decreased ($59.4) million, or (1%), compared to $4.588 billion at December 31, 2021.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2022	2021	2021

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$89,653	$151,509	$102,252
U.S. Treasury	21,564	45,209	—
Total	$111,217	$196,718	$102,252
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$696,161	$242,747	$607,377
Municipals — exempt from Federal tax	40,701	63,840	51,063
Total	$736,862	$306,587	$658,440

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2022:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$401	2.26%	$89,252	2.19%	$—	—%	$—	—%	$89,653	2.19%
U.S. Treasury	—	—%	21,564	2.22%	—	—%	—	—%	21,564	2.22%
Total	$401	2.26%	$110,816	2.20%	$—	—%	$—	—%	$111,217	2.20%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—%	$132,034	1.85%	$455,751	1.71%	$108,376	2.02%	$696,161	1.78%
Municipals — exempt from Federal tax (1)	26,593	3.38%	9,922	3.53%	3,693	3.11%	493	3.23%	40,701	3.39%
Total	$26,593	3.38%	$141,956	1.96%	$459,444	1.72%	$108,869	2.02%	$736,862	1.87%

(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

During the first quarter of 2022, the Company purchased $21.6 million of U.S. Treasury securities (available-for-sale), with a book yield of 2.22% and an average life of 2.51 years. During the first quarter of 2022, the Company purchased $109.6 million of agency mortgage-backed securities (held-to-maturity), with a book yield of 2.12% and an average life of 6.52 years.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 56% of total assets at both March 31, 2022 and December 31, 2021, and represented 54% at March 31, 2021. The loan to deposit ratio was 64.48% at March 31, 2022, compared to 63.21% at March 31, 2021, and 64.87% at December 31, 2021.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2022		March 31, 2021		December 31, 2021
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$568,053	19%	$559,698	20%	$594,108	19%
PPP loans	37,393	1%	349,744	13%	88,726	3%
Real estate:
CRE - owner occupied	597,542	20%	568,637	21%	595,934	19%
CRE - non-owner occupied	928,220	31%	700,117	26%	902,326	29%
Land and construction	153,323	5%	159,504	6%	147,855	5%
Home equity	111,609	3%	104,303	4%	109,579	4%
Multifamily	221,767	7%	168,917	6%	218,856	7%
Residential mortgages	391,171	13%	82,181	3%	416,660	13%
Consumer and other	17,110	1%	19,872	1%	16,744	1%
Total Loans	3,026,188	100%	2,712,973	100%	3,090,788	100%
Deferred loan fees, net	(2,124)	—	(8,266)	—	(3,462)	—
Loans, net of deferred fees	3,024,064	100%	2,704,707	100%	3,087,326	100%
Allowance for credit losses on loans	(42,788)		(44,296)		(43,290)
Loans, net	$2,981,276		$2,660,411		$3,044,036

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 79% of its gross loans were secured by real property at March 31, 2022, compared to 66% at March 31, 2021, and 77% at December 31, 2021. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the

Company retains the servicing rights for the sold portion. During the three months ended March 31, 2022 and 2021, loans were sold resulting in a gain on sales of SBA loans of $156,000 million and $550,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 38 days for the first three months of 2022, compared to 35 days for the first three months of 2021. The balance of the purchased receivables was $61.2 million at March 31, 2022, compared to $48.5 million at March 31, 2021, and $53.2 million at December 31, 2021.

The commercial loan portfolio, excluding PPP loans, increased $8.4 million, or 1%, to $568.1 million at March 31, 2022, from $559.7 million at March 31, 2021 and decreased ($26.0) million, or (4%), from $594.1 million at December 31, 2021. Commercial and industrial (“C&I”) line usage was 31% at both March 31, 2022 and December 31, 2021, compared to 28% at March 31, 2021. In addition, the Company had $37.4 million in PPP loans at March 31, 2022, compared to $349.7 million at March 31, 2021, and $88.7 million at December 31, 2021.

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

The CRE owner-occupied loan portfolio increased $28.9 million, or 5%, to $597.5 million at March 31, 2022, from $568.6 million at March 31, 2021, and increased $1.6 million from $595.9 million at December 31, 2021. CRE non-owner occupied loans increased $228.1 million, or 33%, to $928.2 million, compared to $700.1 million at March 31, 2021, and increased $25.9 million, or 3% from $902.3 million at December 31, 2021. At March 31, 2022, 39% of the CRE loan portfolio was secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased ($6.2) million, or (4%), to $153.3 million at March 31, 2022, compared to $159.5 million at March 31, 2021, and increased $5.4 million, or 4%, from $147.9 million at December 31, 2021.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $7.3 million, or 7%, to $111.6 million at March 31, 2022, compared to $104.3 million at March 31, 2021, and increased $2.0 million, or 2%, from $109.6 million at December 31, 2021.

Multifamily loans increased $52.9 million, or 31%, to $221.8 million, at March 31, 2022, compared to $168.9 million at March 31, 2021, and increased $2.9 million, or 1%, from $218.9 million at December 31, 2021.

From time to time the Company has purchased single family residential mortgage loans. Residential mortgage loans increased $309.0 million, or 376%, to $391.2 million at March 31, 2022, compared to $82.2 million at March 31, 2021, and decreased ($25.5) million, or (6%) from $416.7 million at December 31, 2021. The increase in residential mortgage loans at March 31, 2022, compared to March 31, 2021, was the result of the purchase of single family residential mortgage loan portfolios during 2021. During the year ended December 31, 2021, the Company purchased single family residential mortgage loans totaling $405.8 million, tied to homes all located in California, with average principal balances of approximately $853,000, and a weighted average yield of approximately 3.14% (net of servicing fees). Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio.

Consumer and other loans decreased ($2.8) million, or (14%), to $17.1 million at March 31, 2022, compared to $19.9 million at March 31, 2021, and increased $366,000, or 2% from $16.7 million at December 31, 2021.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $99.3 million and $165.5 million at March 31, 2022, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of March 31, 2022. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2022, approximately 38% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$340,625	$167,741	$59,687	$568,053
PPP loans	1,186	36,207	—	37,393
Real estate:
CRE - owner occupied	14,057	124,053	459,432	597,542
CRE - non-owner occupied	33,941	253,057	641,222	928,220
Land and construction	130,257	12,924	10,142	153,323
Home equity	111,533	—	76	111,609
Multifamily	20,619	71,222	129,926	221,767
Residential mortgages	14,519	16,169	360,483	391,171
Consumer and other	8,561	6,934	1,615	17,110
Loans	$675,298	$688,307	$1,662,583	$3,026,188

Loans with variable interest rates	$602,605	$225,462	$310,055	$1,138,122
PPP loans with fixed interest rates	1,186	36,207	—	37,393
Other loans with fixed interest rates	71,507	426,638	1,352,528	1,850,673
Loans	$675,298	$688,307	$1,662,583	$3,026,188

Loan Servicing

As of March 31, 2022 and 2021, $69.3 million and $80.2 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Beginning of period balance	$655	$531
Additions	38	123
Amortization	(87)	(48)
End of period balance	$606	$606

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2022 and 2021, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2022	2021

	(Dollars in thousands)
Beginning of period balance	$221	$305
Unrealized holding (loss) gain	(13)	(9)
End of period balance	$208	$296

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $14.1 million and $5.0 million at March 31, 2022 and December 31, 2021, respectively, of which $1.4 million and $1.3 million were on nonaccrual. At March 31, 2022, there were also $1.9 million loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2021, there were also $2.2 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2022	2021	2021

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$3,303	$5,542	$3,460
Restructured and loans 90 days past due and
still accruing	527	51	278
Total nonperforming loans	3,830	5,593	3,738
Foreclosed assets	—	—	—
Total nonperforming assets	$3,830	$5,593	$3,738

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.13%	0.21%	0.12%
Nonperforming assets as a percentage of total assets	0.07%	0.11%	0.07%

Nonperforming assets were $3.8 million, or 0.07% of total assets, at March 31, 2022, compared to $5.6 million, or 0.11% of total assets, at March 31, 2021, and $3.7 million, or 0.07% of total assets, at December 31, 2021.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	March 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$236	$761	$527	$1,524
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	73	—	—	73
Multifamily	1,107	—	—	1,107
Total	$2,542	$761	$527	$3,830

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $761,000 and $1.0 million at March 31, 2022 and December 31, 2021, respectively.

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

Classified loans decreased to $30.6 million, or 0.56% of total assets, at March 31, 2022, compared to $33.4 million, or 0.67% of total assets, at March 31, 2021, and $33.7 million, or 0.61% of total assets at December 31, 2021.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

Beginning January 1, 2020, the ACLL is calculated by using the current expected credit loss (“CECL”) methodology. The ACLL estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the value of underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or on other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $37.4 million of PPP loans at March 31, 2022, $349.7 million at March 31, 2021, and $88.7 million at December 31, 2021. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA at March 31, 2022, March 31, 2021, and December 31, 2021.

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

Allocation of Allowance for Credit Losses on Loans

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(16)	-	-	-	-	-	-	-	(16)
Recoveries	54	3	-	-	24	-	-	-	81
Net recoveries	38	3	-	-	24	-	-	-	65
Provision for (recapture of) credit losses on loans	(1,651)	(1,560)	2,288	175	(166)	(252)	625	(26)	(567)
End of period balance	$6,801	$6,397	$19,413	$2,006	$722	$2,544	$4,757	$148	$42,788

	Three Months Ended March 31, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(263)	-	-	-	-	-	-	-	(263)
Recoveries	813	4	-	816	23	-	-	15	1,671
Net (charge-offs) recoveries	550	4	-	816	23	-	-	15	1,408
Provision for (recapture of) credit losses on loans	(537)	(196)	15	(571)	(149)	(53)	(25)	4	(1,512)
End of period balance	$11,600	$8,368	$16,431	$2,754	$1,171	$2,751	$918	$303	$44,296

The decrease in the allowance for credit losses on loans and related negative provision for credit losses on loans for the three months ended March 31, 2022, was primarily attributed to a net decrease of $426,000 in the reserve for pooled loans, driven by improvements in forecasted macroeconomic conditions offset by changes in the portfolio, and a $76,000 decrease in specific reserves for individually evaluated loans compared to December 31, 2021. The decrease in the allowance for credit losses for pooled loans from December 31, 2021 is largely the result of improvements in the economic factors used in our methodology and reductions in qualitative adjustments for risks such as collateral values, concentrations of credit risk (geographic, large borrower, and industry), economic conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans to address asset-specific risks and current conditions that were not fully considered by the macroeconomic variables driving the quantitative estimate.

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

	March 31,
	2022		2021		December 31, 2021
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$6,801	20%	$11,600	33%	$8,414	22%
Real estate:
CRE - owner occupied	6,397	20%	8,368	21%	7,954	19%
CRE - non-owner occupied	19,413	31%	16,431	26%	17,125	29%
Land and construction	2,006	5%	2,754	6%	1,831	5%
Home equity	722	3%	1,171	4%	864	4%
Multifamily	2,544	7%	2,751	6%	2,796	7%
Residential mortgages	4,757	13%	918	3%	4,132	13%
Consumer and other	148	1%	303	1%	174	1%
Total	$42,788	100%	$44,296	100%	$43,290	100%

The ACLL totaled $42.8 million, or 1.41% of total loans at March 31, 2022, compared to $44.3 million, or 1.64% of total loans at March 31, 2021, and $43.3 million, or 1.40% of total loans at December 31, 2021. The ACLL was 1,117.18% of nonperforming loans at March 31, 2022, compared to 791.99% of nonperforming loans at March 31, 2021, and 1,158.11% of nonperforming loans at December 31, 2021. The ACLL to total loans, excluding PPP loans, was 1.43% at March 31, 2022, 1.87% at March 31, 2021 and 1.44% at December 31, 2021. The Company had net recoveries of $65,000, or (0.01%) of average loans, for the first quarter of 2022, compared to net recoveries of $1.4 million, or (0.22%) of average loans, for the first quarter of 2021, and net recoveries of $225,000, or (0.03%) of average loans for the fourth quarter of 2021.

The following table shows the drivers of change in ACLL under CECL for each of the first quarter of 2022:

Drivers of Change in ACLL Under CECL	(Dollars in thousands)
ACLL at December 31, 2021	$43,290
Net recoveries during the first quarter of 2022	65
Portfolio changes during the first quarter of 2022	(98)
Qualitative and quantitative changes during the first
quarter of 2022 including changes in economic forecasts	(469)
ACLL at March 31, 2022	$42,788

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $33.7 million on its consolidated statement of financial condition at March 31, 2022, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2022		March 31, 2021		December 31, 2021
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,811,943	38%	$1,813,962	42%	$1,903,768	40%
Demand, interest-bearing	1,268,942	27%	1,101,807	26%	1,308,114	27%
Savings and money market	1,447,434	31%	1,189,566	28%	1,375,825	29%
Time deposits — under $250	38,417	1%	42,596	1%	38,734	1%
Time deposits — $250 and over	93,161	2%	102,508	2%	94,700	2%
CDARS — interest-bearing demand,
money market and time deposits	30,008	1%	28,663	1%	38,271	1%
Total deposits	$4,689,905	100%	$4,279,102	100%	$4,759,412	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at March 31, 2022, March 31, 2021, and December 31, 2021.

Total deposits increased $410.8 million, or 10%, to $4.690 billion at March 31, 2022, compared to $4.279 billion at March 31, 2021, and decreased ($69.5) million, or (1%), from $4.759 billion at December 31, 2021. The decrease in total deposits at March 31, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($73.8) million to $194.8 million at March 31, 2022, compared to $268.6 million at December 31, 2021. The Company expects further decreases in the deposits of those two customers in the second quarter of 2022. Deposits, excluding all time deposits and CDARS deposits, increased $423.0 million, or 10%, to $4.528 billion at March 31, 2022, compared to $4.105 billion at March 31, 2021, and decreased ($59.4) million, or (1%), compared to $4.588 billion at December 31, 2021.

At March 31, 2022, the $30.0 million CDARS deposits comprised $22.9 million of interest-bearing demand deposits, $1.5 million of money market accounts and $5.6 million of time deposits. At March 31, 2021, the $28.7 million CDARS deposits comprised $21.4 million of interest-bearing demand deposits, $1.7 million of money market accounts and $5.6 million of time deposits. At December 31, 2021, the $38.3 million CDARS deposits comprised $30.9 million of interest-bearing demand deposits, $1.0 million of money market accounts and $6.4 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of March 31, 2022:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$31,870	54%
Over three months through six months	6,351	11%
Over six months through twelve months	12,379	21%
Over twelve months	8,061	14%
Total	$58,661	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Return on average assets	0.96%	0.95%
Return on average tangible assets	0.99%	0.99%
Return on average equity	8.71%	7.85%
Return on average tangible equity	12.47%	11.50%
Average equity to average assets ratio	11.01%	12.13%

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

The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company’s net interest margin. In order to meet short term liquidity needs the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources, and maintains collateralized lines of credit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available for sale.

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 64.48% at March 31, 2022, compared to 63.21% at March 31, 2021, and 64.87% at December 31, 2021.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had no overnight borrowings from the FHLB at March 31, 2022, March 31, 2021, and December 31, 2021. HBC had $279.8 million of loans pledged to the FHLB as collateral on an available line of credit of

$195.0 million at March 31, 2022, none of which was outstanding. HBC also had $1.3 million of securities pledged to the FHLB as collateral on an available line of credit of $1.3 million at March 31, 2022, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $1.0 billion of loans pledged to the FRB as collateral on an available line of credit of $752.1 million at March 31, 2022, none of which was outstanding.

At March 31, 2022, HBC had Federal funds purchased arrangements available of $90.0 million. There were no Federal funds purchased outstanding at March 31, 2022, March 31, 2021, and December 31, 2021.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2022.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at March 31, 2022, March 31, 2021, and December 31, 2021.

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

The LIBOR index was phased-out at the end of 2021 and the Federal Reserve Bank of New York has established the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. U.S. LIBOR benchmark interest rates are expected to continue to be published through June, 2023 for existing LIBOR based contracts. We have created a sub-committee of our Asset Liability Management Committee to address LIBOR transition and phase-out issues. The Company continues to implement its transition plan toward the cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2022	2021	2021

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$438,203	$415,545	$433,488
Additional Tier 1 capital	—	—	—
Tier 1 Capital	438,203	415,545	433,488
Tier 2 Capital	75,069	73,571	72,721
Total Capital	$513,272	$489,116	$506,209

Risk-weighted assets	$3,525,741	$2,960,057	$3,521,058
Average assets for capital purposes	$5,256,141	$4,579,125	$5,504,834

Capital ratios:
Total Capital	14.6%	16.5%	14.4%
Tier 1 Capital	12.4%	14.0%	12.3%
Common equity Tier 1 Capital	12.4%	14.0%	12.3%
Tier 1 Leverage(1)	8.3%	9.1%	7.9%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2022	2021	2021

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$456,267	$433,639	$451,586
Additional Tier 1 capital	—	—	—
Tier 1 Capital	456,267	433,639	451,586
Tier 2 Capital	35,082	33,785	32,796
Total Capital	$491,349	$467,424	$484,382

Risk-weighted assets	$3,524,365	$2,957,908	$3,518,391
Average assets for capital purposes	$5,254,169	$4,576,901	$5,502,185

Capital ratios:
Total Capital	13.9%	15.8%	13.8%
Tier 1 Capital	12.9%	14.7%	12.8%
Common Equity Tier 1 Capital	12.9%	14.7%	12.8%
Tier 1 Leverage(1)	8.7%	9.5%	8.2%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At March 31, 2022, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2022, March 31, 2021, and December 31, 2021, the Company and HBC met all capital adequacy guidelines to which they were subject.

At March 31, 2022, the Company had total shareholders’ equity of $601.1 million, compared to $581.7 million at March 31, 2021, and $598.0 million at December 31, 2021. At March 31, 2022, total shareholders’ equity included $498.8 million in common stock, $116.3 million in retained earnings, and ($14.0) million of accumulated other comprehensive loss. The book value per share was $9.95 at March 31, 2022, compared to $9.71 at March 31, 2021, and $9.91 at December 31, 2021. The tangible book value per share was $6.96 at March 31, 2022, compared to $6.64 at March 31, 2021, and $6.91 at December 31, 2021.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	March 31,	December 31,	March 31,
Accumulated Other Comprehensive Loss	2022	2021	2021

	(Dollars in thousands)
Unrealized gain on securities available-for-sale	$(1,127)	$1,991	$3,113
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	—	—	252
Split dollar insurance contracts liability	(5,491)	(5,480)	(6,148)
Supplemental executive retirement plan liability	(7,588)	(7,669)	(8,699)
Unrealized gain on interest-only strip from SBA loans	152	162	214
Total accumulated other comprehensive loss	$(14,054)	$(10,996)	$(11,268)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2022. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Actual rates paid on deposits may differ from the hypothetical rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

	Increase/(Decrease) in
	Estimated Net
	Interest Income
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$52,129	34.7%
+300	$39,086	26.0%
+200	$26,071	17.4%
+100	$13,035	8.7%
0	—	—
−100	$(14,636)	(9.7)%
−200	$(25,760)	(17.2)%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at March 31, 2022, the period covered by this report on Form 10-Q.

During the three months ended March 31, 2022, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A—RISK FACTORS

A discussion of risk factors affecting us as is set forth in Part I, Item 1A. Risk Factors, on pages 24 – 50 of our 2021 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, or discussed elsewhere in any of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: May 5, 2022	/s/ wALTER T. KACZMAREK
Walter T. Kaczmarek
Chief Executive Officer

Date: May 5, 2022	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer