Form 10-Q
period 2022-06-30
HERITAGE COMMERCE CORP
filed 2022-08-05
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

The Registrant had 60,668,794 shares of Common Stock outstanding on July 29, 2022

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2021, and including, but not limited to the following:

●	geopolitical and domestic political developments that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
●	conditions relating to the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;
●	credit related impairment charges to our securities portfolio;

●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes, fires, and flooding) and other events beyond our control;
●	the lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program, including risks to the Company with respect to the uncertain application by the Small Business Administration of loan eligibility, forgiveness and audit criteria;
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Assets
Cash and due from banks	$35,764	$15,703
Other investments and interest-bearing deposits in other financial institutions	840,821	1,290,513
Total cash and cash equivalents	876,585	1,306,216
Securities available-for-sale, at fair value	332,129	102,252
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $39 at June 30, 2022
and $43 at December 31, 2021 (fair value of $650,829 at June 30, 2022 and $657,649 at December 31, 2021)	723,716	658,397
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,281	2,367
Loans, net of deferred fees	3,082,452	3,087,326
Allowance for credit losses on loans	(45,490)	(43,290)
Loans, net	3,036,962	3,044,036
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	32,513	32,504
Company-owned life insurance	77,972	77,589
Premises and equipment, net	9,593	9,639
Goodwill	167,631	167,631
Other intangible assets	12,351	13,668
Accrued interest receivable and other assets	85,108	85,110
Total assets	$5,356,841	$5,499,409

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,846,365	$1,903,768
Demand, interest-bearing	1,218,538	1,308,114
Savings and money market	1,387,003	1,375,825
Time deposits - under $250	36,691	38,734
Time deposits - $250 and over	98,760	94,700
CDARS - interest-bearing demand, money market and time deposits	26,287	38,271
Total deposits	4,613,644	4,759,412
Subordinated debt, net of issuance costs	39,274	39,925
Accrued interest payable and other liabilities	96,699	102,044
Total liabilities	4,749,617	4,901,381

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at June 30, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized;
60,666,794 shares issued and outstanding at June 30, 2022 and
60,339,837 shares issued and outstanding at December 31, 2021	499,832	497,695
Retained earnings	123,310	111,329
Accumulated other comprehensive loss	(15,918)	(10,996)
Total shareholders' equity	607,224	598,028
Total liabilities and shareholders' equity	$5,356,841	$5,499,409

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$36,538	$33,439	$71,639	$67,275
Securities, taxable	4,407	1,944	7,851	3,672
Securities, exempt from Federal tax	271	404	568	833
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	2,340	845	3,404	1,613
Total interest income	43,556	36,632	83,462	73,393

Interest expense:
Deposits	1,146	1,179	2,260	2,411
Subordinated debt	531	577	1,102	1,148
Total interest expense	1,677	1,756	3,362	3,559

Net interest income before provision for credit losses on loans	41,879	34,876	80,100	69,834
Provision for (recapture of) credit losses on loans	(181)	(493)	(748)	(2,005)
Net interest income after provision for credit losses on loans	42,060	35,369	80,848	71,839

Noninterest income:
Service charges and fees on deposit accounts	867	659	1,479	1,260
Increase in cash surrender value of life insurance	480	458	960	914
Servicing income	139	104	245	286
Termination fees	45	57	45	147
Gain on sales of SBA loans	27	83	183	633
Gain on proceeds from company-owned life insurance	27	396	27	462
Gain on warrants	—	—	637	—
Other	513	412	982	768
Total noninterest income	2,098	2,169	4,558	4,470

Noninterest expense:
Salaries and employee benefits	13,476	12,572	27,297	26,530
Occupancy and equipment	2,277	2,247	4,714	4,521
Professional fees	1,291	1,771	2,371	3,490
Other	6,146	9,185	12,060	14,478
Total noninterest expense	23,190	25,775	46,442	49,019
Income before income taxes	20,968	11,763	38,964	27,290
Income tax expense	6,147	2,950	11,277	7,273
Net income	$14,821	$8,813	$27,687	$20,017

Earnings per common share:
Basic	$0.24	$0.15	$0.46	$0.33
Diluted	$0.24	$0.15	$0.45	$0.33

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Net income	$14,821	$8,813	$27,687	$20,017
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(2,724)	(640)	(7,129)	(1,489)
Deferred income taxes	790	186	2,067	433
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	—	(13)	—	(26)
Deferred income taxes	—	4	—	8
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(1,934)	(463)	(5,062)	(1,074)

Change in net pension and other benefit plan liability adjustment	103	283	207	372
Deferred income taxes	(33)	(84)	(67)	(113)
Change in pension and other benefit plan liability, net of
deferred income taxes	70	199	140	259
Other comprehensive loss	(1,864)	(264)	(4,922)	(815)

Total comprehensive income	$12,957	$8,549	$22,765	$19,202

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2021	59,917,457	$493,707	$94,899	$(10,717)	$577,889
Net income	—	—	11,204	—	11,204
Other comprehensive loss	—	—	—	(551)	(551)
Issuance (forfeitures) of restricted stock awards, net	(34,358)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	458	—	—	458
Cash dividend declared $0.13 per share	—	—	(7,789)	—	(7,789)
Stock option expense, net of forfeitures and taxes	—	132	—	—	132
Stock options exercised	49,235	320	—	—	320
Balance March 31, 2021	59,932,334	494,617	98,314	(11,268)	581,663

Net income	—	—	8,813	—	8,813
Other comprehensive loss	—	—	—	(264)	(264)
Issuance of restricted stock awards, net	187,325	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	438	—	—	438
Cash dividend declared $0.13 per share	—	—	(7,816)	—	(7,816)
Stock option expense, net of forfeitures and taxes	—	146	—	—	146
Stock options exercised	83,107	464	—	—	464
Balance, June 30, 2021	60,202,766	$495,665	$99,311	$(11,532)	$583,444

Balance, January 1, 2022	60,339,837	$497,695	$111,329	$(10,996)	$598,028
Net income	—	—	12,866	—	12,866
Other comprehensive loss	—	—	—	(3,058)	(3,058)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	518	—	—	518
Cash dividend declared $0.13 per share	—	—	(7,848)	—	(7,848)
Stock option expense, net of forfeitures and taxes	—	149	—	—	149
Stock options exercised	68,009	401	—	—	401
Balance March 31, 2022	60,407,846	498,763	116,347	(14,054)	601,056

Net income	—	—	14,821	—	14,821
Other comprehensive loss	—	—		(1,864)	(1,864)
Issuance of restricted stock awards, net	189,305	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	477	—	—	477
Cash dividend declared $0.13 per share	—	—	(7,858)	—	(7,858)
Stock option expense, net of forfeitures and taxes	—	144	—	—	144
Stock options exercised	69,643	448	—	—	448
Balance June 30, 2022	60,666,794	$499,832	$123,310	$(15,918)	$607,224

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,687	$20,017
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	910	1,969
Gain on sale of SBA loans	(183)	(633)
Proceeds from sale of SBA loans originated for sale	2,452	6,676
SBA loans originated for sale	(2,663)	(8,688)
Provision for (recapture of) credit losses on loans	(748)	(2,005)
Increase in cash surrender value of life insurance	(960)	(914)
Depreciation and amortization	568	508
Amortization of other intangible assets	1,317	1,487
Stock option expense, net	293	278
Amortization of restricted stock awards, net	995	896
Amortization of subordinated debt issuance costs	96	92
Gain on proceeds from company-owned life insurance	(27)	(462)
Effect of changes in:
Accrued interest receivable and other assets	1,954	(1,574)
Accrued interest payable and other liabilities	(5,159)	3,472
Net cash provided by operating activities	26,532	21,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(250,997)	—
Purchase of securities held-to-maturity	(119,447)	(181,805)
Maturities/paydowns/calls of securities available-for-sale	14,056	87,503
Maturities/paydowns/calls of securities held-to-maturity	53,201	56,797
Purchase of mortgage loans	(74,544)	(140,030)
Net change in loans	82,846	(63,944)
Changes in Federal Home Loan Bank stock and other investments	(9)	1,027
Purchase of premises and equipment	(522)	(89)
Proceeds from redemption of company-owned life insurance	604	1,506
Net cash (used in) investing activities	(294,812)	(239,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(145,768)	429,986
Exercise of stock options	849	784
Payment of cash dividends	(15,706)	(15,605)
Redemption of subordinated debt	(40,000)	—
Issuance of subordinated debt, net of issuance costs	39,274	—
Net cash (used-in) provided by financing activities	(161,351)	415,165
Net increase in cash and cash equivalents	(429,631)	197,249
Cash and cash equivalents, beginning of period	1,306,216	1,131,073
Cash and cash equivalents, end of period	$876,585	$1,328,322

Supplemental disclosures of cash flow information:
Interest paid	$3,321	$3,464
Income taxes paid, net	$12,153	$9,192

Supplemental schedule of non-cash activity:
Transfer of loans held-for-sale to loan portfolio	$480	$—

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2022.

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

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,389,250 weighted average stock options outstanding for both the three months and six months ended June 30, 2022 considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,057,945 weighted average stock options outstanding for the three months ended June 30, 2021 considered to be antidilutive and excluded from the computation of diluted earnings per share, and 1,072,945 for the six months ended June 30, 2021. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Net income	$14,821	$8,813	$27,687	$20,017

Weighted average common shares outstanding for basic
earnings per common share	60,542,170	60,089,327	60,468,027	60,008,071
Dilutive potential common shares	426,984	640,814	477,684	564,386
Shares used in computing diluted earnings per common share	60,969,154	60,730,141	60,945,711	60,572,457

Basic earnings per share	$0.24	$0.15	$0.46	$0.33
Diluted earnings per share	$0.24	$0.15	$0.45	$0.33

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2022 and 2021
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance April 1, 2022, net of taxes	$(975)	$—	$(13,079)	$(14,054)
Other comprehensive (loss) before reclassification,
net of taxes	(1,934)	—	(3)	(1,937)
Amounts reclassified from other comprehensive income,
net of taxes	—	—	73	73
Net current period other comprehensive income (loss),
net of taxes	(1,934)	—	70	(1,864)

Ending balance June 30, 2022, net of taxes	$(2,909)	$—	$(13,009)	$(15,918)

Beginning balance April 1, 2021, net of taxes	$3,327	$252	$(14,847)	$(11,268)
Other comprehensive income (loss) before reclassification,
net of taxes	(454)	—	51	(403)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(9)	148	139
Net current period other comprehensive income (loss),
net of taxes	(454)	(9)	199	(264)

Ending balance June 30, 2021, net of taxes	$2,873	$243	$(14,648)	$(11,532)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Six Months Ended June 30, 2022 and 2021
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2022, net of taxes	$2,153	$—	$(13,149)	$(10,996)
Other comprehensive loss before reclassification,
net of taxes	(5,062)	—	(6)	(5,068)
Amounts reclassified from other comprehensive income,
net of taxes	—	—	146	146
Net current period other comprehensive income (loss),
net of taxes	(5,062)	—	140	(4,922)

Ending balance June 30, 2022, net of taxes	$(2,909)	$—	$(13,009)	$(15,918)

Beginning balance January 1, 2021, net of taxes	$3,929	$261	$(14,907)	$(10,717)
Other comprehensive (loss) before reclassification,
net of taxes	(1,056)	—	(2)	(1,058)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(18)	261	243
Net current period other comprehensive income (loss),
net of taxes	(1,056)	(18)	259	(815)

Ending balance June 30, 2021, net of taxes	$2,873	$243	$(14,648)	$(11,532)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2022	2021	Net Income is Presented

	(Dollars in thousands)
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	$—	$13	Interest income on taxable securities
	—	(4)	Income tax expense
	—	9	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	10	1
Prior service cost and actuarial losses (3)	(114)	(211)
	(104)	(210)	Other noninterest expense
	31	62	Income tax benefit
	(73)	(148)	Net of tax
Total reclassification from AOCI for the period	$(73)	$(139)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

	Amounts Reclassified from
	AOCI
	Six Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2022	2021	Net Income is Presented

	(Dollars in thousands)
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	—	26	Interest income on taxable securities
	—	(8)	Income tax expense
	—	18	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	21	2
Prior service cost and actuarial losses (3)	(228)	(372)
	(207)	(370)	Other noninterest expense
	61	109	Income tax benefit
	(146)	(261)	Net of tax
Total reclassification from AOCI for the period	$(146)	$(243)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2022	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$251,365	$224	$(1,463)	$—	$250,126
Agency mortgage-backed securities	84,952	2	(2,951)	—	82,003
Total	$336,317	$226	$(4,414)	$—	$332,129

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
June 30, 2022	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$683,779	$1	$(72,491)	$611,289	$—
Municipals - exempt from Federal tax	39,976	86	(522)	39,540	(39)
Total	$723,755	$87	$(73,013)	$650,829	$(39)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2021	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$99,359	$2,893	$—	$—	$102,252
Total	$99,359	$2,893	$—	$—	$102,252

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2021	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$607,377	$3,157	$(4,752)	$605,782	$—
Municipals - exempt from Federal tax	51,063	804	—	51,867	(43)
Total	$658,440	$3,961	$(4,752)	$657,649	$(43)

Securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$218,960	$(1,463)	$—	$—	$218,960	$(1,463)
Agency mortgage-backed securities	81,550	(2,951)	—	—	81,550	(2,951)
Total	$300,510	$(4,414)	$—	$—	$300,510	$(4,414)

Securities held-to-maturity:
Agency mortgage-backed securities	$580,869	$(66,582)	$29,473	$(5,909)	$610,342	$(72,491)
Municipals — exempt from Federal tax	23,120	(522)	—	—	23,120	(522)
Total	$603,989	$(67,104)	$29,473	$(5,909)	$633,462	$(73,013)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)
Total	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2022, the Company held 430 securities (144 available-for-sale and 286 held-to-maturity), of which 366 had fair value below amortized cost. At June 30, 2022, there were $218,960,000 of U.S. Treasury securities available-for-sale, and $81,550,000 of agency mortgage-backed securities available-for-sale, carried with an unrealized loss for less than 12 months. At June 30, 2022, there were $580,869,000 of agency mortgage-backed securities held-to-maturity, and $23,120,000 of municipal securities, carried with an unrealized loss for less than 12 months, and $29,473,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities carried less than 12 months was ($71,518,000), and the total unrealized loss for securities carried for 12 months or more was ($5,909,000) at June 30, 2022. The unrealized loss was due to higher interest rates in comparison to when the security was purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. Therefore, the Company does not consider the agency mortgage-backed securities and U.S. Treasury securities to have credit-related losses as of June 30, 2022.

The amortized cost and estimated fair values of securities as of June 30, 2022 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after one through five years	$251,365	$250,126
Agency mortgage-backed securities	84,952	82,003
Total	$336,317	$332,129

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after three months through one year	$549	$550
Due after one through five years	7,496	7,523
Due after five through ten years	26,335	25,970
Due after ten years	5,596	5,497
Agency mortgage-backed securities	683,779	611,289
Total	$723,755	$650,829

Securities with amortized cost of $63,885,000 and $42,473,000 as of June 30, 2022 and December 31, 2021 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the six months ended June 30, 2022 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2022	$43
Provision for (recapture of) credit losses	(4)
Ending balance June 30, 2022	$39

For the six months ended June 30, 2022, there was a reduction of $4,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The bond ratings for the Company’s municipal investment securities at June 30, 2022 were consistent with the ratings at December 31, 2021.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $8,153,000 of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans at June 30, 2022, and $88,726,000 at December 31, 2021. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

Residential Mortgages

Residential mortgage loans are secured by 1-4 family residences which are generally owner-occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily on the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values. These are generally term loans and are acquired.

Consumer and Other

Consumer and other loans are secured by personal property or are unsecured and rely primarily on the income of the borrower for repayment and secondarily on the collateral value for secured loans. Borrower income and collateral values can vary depending on economic conditions.

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$531,421	$682,834
Real estate:
CRE - owner occupied	597,521	595,934
CRE - non-owner occupied	993,621	902,326
Land and construction	155,389	147,855
Home equity	116,641	109,579
Multifamily	221,938	218,856
Residential mortgages	448,958	416,660
Consumer and other	18,354	16,744
Loans	3,083,843	3,090,788
Deferred loan fees, net	(1,391)	(3,462)
Loans, net of deferred fees	3,082,452	3,087,326
Allowance for credit losses on loans	(45,490)	(43,290)
Loans, net	$3,036,962	$3,044,036

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,801	$6,397	$19,413	$2,006	$722	$2,544	$4,757	$148	$42,788
Charge-offs	(355)	—	—	—	—	—	—	—	(355)
Recoveries	79	4	—	—	31	—	—	3,124	3,238
Net recoveries	(276)	4	—	—	31	—	—	3,124	2,883
Provision for (recapture of) credit losses on loans	77	(392)	2,061	492	(58)	280	475	(3,116)	(181)
End of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490

	Three Months Ended June 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,600	$8,368	$16,431	$2,754	$1,171	$2,751	$918	$303	$44,296
Charge-offs	(105)	—	—	—	—	—	—	—	(105)
Recoveries	115	4	—	68	16	—	—	55	258
Net recoveries	10	4	—	68	16	—	—	55	153
Provision for (recapture of) credit losses on loans	(753)	(166)	54	(686)	(118)	199	1,050	(73)	(493)
End of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956

	Six Months Ended June 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(371)	—	—	—	—	—	—	—	(371)
Recoveries	133	7	—	—	55	—	—	3,124	3,319
Net recoveries	(238)	7	—	—	55	—	—	3,124	2,948
Provision for (recapture of) credit losses on loans	(1,574)	(1,952)	4,349	667	(224)	28	1,100	(3,142)	(748)
End of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490

	Six Months Ended June 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(368)	—	—	—	—	—	—	—	(368)
Recoveries	928	8	—	884	39	—	—	70	1,929
Net (charge-offs) recoveries	560	8	—	884	39	—	—	70	1,561
Provision for (recapture of) credit losses on loans	(1,290)	(362)	69	(1,257)	(267)	146	1,025	(69)	(2,005)
End of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	June 30, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$222	$418	$918	$1,558
Real estate:
CRE - Owner Occupied	1,094	—	—	1,094
Home equity	—	—	63	63
Total	$1,316	$418	$981	$2,715

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

The following tables present the aging of past due loans by class for the periods indicated:

	June 30, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,449	$1,691	$991	$9,130	$522,291	$531,421
Real estate:
CRE - Owner Occupied	—	—	1,094	1,094	596,427	597,521
CRE - Non-Owner Occupied	—	—	—	—	993,621	993,621
Land and construction	—	—	—	—	155,389	155,389
Home equity	—	—	—	—	116,641	116,641
Multifamily	—	—	—	—	221,938	221,938
Residential mortgages	—	—	—	—	448,958	448,958
Consumer and other	—	—	—	—	18,354	18,354
Total	$6,449	$1,691	$2,085	$10,224	$3,073,619	$3,083,843

	December 31, 2021
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$2,714	$168	$408	$3,290	$679,544	$682,834
Real estate:
CRE - Owner Occupied	—	—	1,126	1,126	594,808	595,934
CRE - Non-Owner Occupied	—	—	—	—	902,326	902,326
Land and construction	—	—	—	—	147,855	147,855
Home equity	—	—	—	—	109,579	109,579
Multifamily	—	—	—	—	218,856	218,856
Residential mortgages	599	—	—	599	416,061	416,660
Consumer and other	—	—		—	16,744	16,744
Total	$3,313	$168	$1,534	$5,015	$3,085,773	$3,090,788

Past due loans 30 days or greater totaled $10,224,000 and $5,015,000 at June 30, 2022 and December 31, 2021, respectively, of which $1,316,000 and $1,258,000 were on nonaccrual, at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, there were also $418,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2021, there were also $2,202,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of June 30, 2022 and December 31, 2021.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at June 30, 2022 and December 31, 2021. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at June 30, 2022 and December 31, 2021. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of June 30, 2022						Amortized
						2017 and	Cost
	06/30/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$95,919	$53,413	$45,686	$9,416	$9,239	$9,031	$270,442	$493,146
Special Mention	2,500	5,660	479	111	400	318	22,197	31,665
Substandard	4	463	223	610	10	76	4,584	5,970
Substandard-Nonaccrual	-	474	57	-	26	83	-	640
Total	98,423	60,010	46,445	10,137	9,675	9,508	297,223	531,421

CRE - Owner Occupied:
Pass	68,066	162,615	123,243	57,289	45,689	112,933	8,080	577,915
Special Mention	-	5,738	5,924	-	207	409	-	12,278
Substandard	825	-	3,138	-	1,458	813	-	6,234
Substandard-Nonaccrual	-	-	1,094	-	-	-	-	1,094
Total	68,891	168,353	133,399	57,289	47,354	114,155	8,080	597,521

CRE - Non-Owner Occupied:
Pass	194,717	363,614	126,203	110,251	15,443	171,247	2,601	984,076
Special Mention	-	-	404	-	-	353		757
Substandard	-	-	2,712	-	-	6,076	-	8,788
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	194,717	363,614	129,319	110,251	15,443	177,676	2,601	993,621

Land and construction:
Pass	77,361	68,164	7,778	2,080	-	-	6	155,389
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	77,361	68,164	7,778	2,080	-	-	6	155,389

Home equity:
Pass	-	-	-	-	35	-	116,370	116,405
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	144	92	236
Substandard-Nonaccrual	-	-	-	-	-	-		-
Total	-	-	-	-	35	144	116,462	116,641

Multifamily:
Pass	19,789	99,389	27,610	26,351	15,362	22,280	50	210,831
Special Mention	-	1,099	-	4,263	-		-	5,362
Substandard	-	5,745	-	-	-	-	-	5,745
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	19,789	106,233	27,610	30,614	15,362	22,280	50	221,938

Residential mortgage:
Pass	79,470	318,949	16,733	7,534	2,934	23,116	-	448,736
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	222	-	222
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	79,470	318,949	16,733	7,534	2,934	23,338	-	448,958

Consumer and other:
Pass	73	514	-	23	1,395	872	15,477	18,354
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-		-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	73	514	-	23	1,395	872	15,477	18,354

Total loans	$538,724	$1,085,837	$361,284	$217,928	$92,198	$347,973	$439,899	$3,083,843

Risk Grades:
Pass	$535,395	$1,066,658	$347,253	$212,944	$90,097	$339,479	$413,026	$3,004,852
Special Mention	2,500	12,497	6,807	4,374	607	1,080	22,197	50,062
Substandard	829	6,208	6,073	610	1,468	7,331	4,676	27,195
Substandard-Nonaccrual	-	474	1,151	-	26	83	-	1,734
Grand Total	$538,724	$1,085,837	$361,284	$217,928	$92,198	$347,973	$439,899	$3,083,843

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2021						Amortized
							Cost
	2021	2020	2019	2018	2017	Prior Periods	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$208,645	65,257	$15,086	$12,281	$7,311	$5,507	$349,717	$663,804
Special Mention	2,210	512	219	764	243	204	4,024	8,176
Substandard	3,709	930	-	13	302	2	4,776	9,732
Substandard-Nonaccrual	595	442	37	-	-	48	-	1,122
Total	215,159	67,141	15,342	13,058	7,856	5,761	358,517	682,834

CRE - Owner Occupied:
Pass	170,504	135,103	65,596	57,017	31,657	107,203	14,486	581,566
Special Mention	568	2,254	672	-	-	355	-	3,849
Substandard	985	6,042	-	1,477	-	889	-	9,393
Substandard-Nonaccrual	-	1,100	-	-	-	26	-	1,126
Total	172,057	144,499	66,268	58,494	31,657	108,473	14,486	595,934

CRE - Non-Owner Occupied:
Pass	374,470	141,404	115,170	45,959	68,125	134,454	2,068	881,650
Special Mention	-	5,388	-	-	1,133	3,816	-	10,337
Substandard	-	5,842	-	-	-	4,497	-	10,339
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	374,470	152,634	115,170	45,959	69,258	142,767	2,068	902,326

Land and construction:
Pass	125,844	11,401	4,385	-	-	1,300	3,566	146,496
Special Mention	1,359	-	-	-	-	-	-	1,359
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	127,203	11,401	4,385	-	-	1,300	3,566	147,855

Home equity:
Pass	-	-	-	46	-	-	106,738	106,784
Special Mention	-	-	-	-	-	-	1,931	1,931
Substandard	-	-	-	-	-	54	726	780
Substandard-Nonaccrual	-	84	-	-	-	-	-	84
Total	-	84	-	46	-	54	109,395	109,579

Multifamily:
Pass	102,535	27,955	30,820	16,151	16,261	13,895	-	207,617
Special Mention	5,804	-	4,307	-	-	-	-	10,111
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	1,128	-	-	-	-	-	-	1,128
Total	109,467	27,955	35,127	16,151	16,261	13,895	-	218,856

Residential mortgage:
Pass	360,424	17,875	8,065	3,070	6,015	19,967	-	415,416
Special Mention	-	-	-	-	-	1,244	-	1,244
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	360,424	17,875	8,065	3,070	6,015	21,211	-	416,660

Consumer and other:
Pass	491	2	40	1,426	14	1,000	13,756	16,729
Special Mention	-	-	-	-	-	-	-	-
Substandard	15	-	-	-	-	-	-	15
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	506	2	40	1,426	14	1,000	13,756	16,744

Total loans	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

Risk Grades:.
Pass	$1,342,913	398,997	$239,162	$135,950	$129,383	$283,326	$490,331	$3,020,062
Special Mention	9,941	8,154	5,198	764	1,376	5,619	5,955	37,007
Substandard	4,709	12,814	-	1,490	302	5,442	5,502	30,259
Substandard-Nonaccrual	1,723	1,626	37	-	-	74	-	3,460
Grand Total	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

The amortized cost basis of collateral-dependent loans by business assets was $446,000 and $1,028,000 at June 30, 2022 and December 31, 2021, respectfully.

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

The book balance of troubled debt restructurings at June 30, 2022 was $177,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2021 was $500,000 which included $372,000 of nonaccrual loans and $128,000 of accruing loans. There were no specific reserves established with respect to these loans as of June 30, 2022, and approximately $290,000 in specific reserves were established with respect to these loans as of December 31, 2021.

There were no loans modified as a troubled debt restructuring during the six months ended June 30, 2022. There was one new loan with total recorded investment of $3,000 that was modified as a troubled debt restructuring during the six months ended June 30, 2021.

The following table presents loans by class modified as troubled debt restructurings for the period indicated:

	During the Six Months Ended
	June 30, 2021
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	1	$3	$3
Total	1	$3	$3

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the six months ended June 30, 2022 and 2021.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Goodwill and Other Intangible Assets

Goodwill

At June 30, 2022, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	June 30, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(13,205)	$11,818
Customer relationship and brokered relationship intangibles	1,900	(1,456)	444
Below market leases	110	(21)	89
Total	$27,033	$(14,682)	$12,351

	December 31, 2021
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(11,982)	$13,041
Customer relationship and brokered relationship intangibles	1,900	(1,361)	539
Below market leases	110	(22)	88
Total	$27,033	$(13,365)	$13,668

As of June 30, 2022, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2022 remaining	$1,224	95	$(1)	$1,318
2023	2,217	190	(2)	2,405
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
Thereafter	1,609	—	33	1,642
	$11,818	$444	$89	$12,351

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2022 and December 31, 2021.

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

The Company had net deferred tax assets of $29,657,000 and $28,757,000, at June 30, 2022 and December 31, 2021, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2022 and December 31, 2021 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Low income housing investments	$3,959	$4,380
Future commitments	$568	$568

The Company expects $55,000 of the future commitments to be paid in 2022, and $513,000 in 2023 through 2025.

For tax purposes, the Company had low income housing tax credits of $210,000 for both the three months ended June 30, 2022 and the three months ended June 30, 2021, and low income housing investment expense of $211,000 and $209,000, respectively. For tax purposes, the Company had low income housing tax credits of $420,000 for both the six months ended June 30, 2022 and for the six months ended June 30, 2021, and low income housing investment expense of $421,000 and $418,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$87	$120	$174	$240
Interest cost	216	190	432	380
Amortization of prior service cost	—	75	—	100
Amortization of net actuarial loss	114	136	228	272
Net periodic benefit cost	$417	$521	$834	$992

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,244	$9,689
Interest cost	123	219
Actuarial loss	—	(664)
Projected benefit obligation at end of period	$9,367	$9,244

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Net actuarial loss	$4,666	$4,601
Prior transition obligation	835	879
Accumulated other comprehensive loss	$5,501	$5,480

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(10)	$(1)	$(21)	$(2)
Interest cost	61	55	123	110
Net periodic benefit cost	$51	$54	$102	$108

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at June 30, 2022
Available-for-sale securities:
U.S. Treasury	$250,126	$250,126	$—	$—
Agency mortgage-backed securities	82,003	—	82,003	—
I/O strip receivables	173	—	173	—

Assets at December 31, 2021
Available-for-sale securities:
Agency mortgage-backed securities	$102,252	$—	$102,252	$—
I/O strip receivables	221	—	221	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at June 30, 2022 or December 31, 2021.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At June 30, 2022 and December 31, 2021, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at June 30, 2022 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$876,585	$876,585	$—	$—	$876,585
Securities available-for-sale	332,129	250,126	82,003	—	332,129
Securities held-to-maturity	723,716	—	650,829	—	650,829
Loans (including loans held-for-sale), net	3,039,243	—	2,281	2,945,005	2,947,286
FHLB stock, FRB stock, and other
investments	32,513	—	—	—	N/A
Accrued interest receivable	11,679	587	1,724	9,368	11,679
I/O strips receivables	173	—	173	—	173
Liabilities:
Time deposits	$139,625	$—	$139,912	$—	$139,912
Other deposits	4,474,019	—	4,474,019	—	4,474,019
Subordinated debt	39,274	—	38,424	—	38,424
Accrued interest payable	423	—	423	—	423

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2021:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,306,216	$1,306,216	$—	$—	$1,306,216
Securities available-for-sale	102,252	—	102,252	—	102,252
Securities held-to-maturity	658,397	—	657,649	—	657,649
Loans (including loans held-for-sale), net	3,046,403	—	2,367	3,061,558	3,063,925
FHLB stock, FRB stock, and other
investments	32,504	—	—	—	N/A
Accrued interest receivable	10,781	—	1,719	9,062	10,781
I/O strips receivables	221	—	221	—	221
Liabilities:
Time deposits	$139,834	$—	$140,086	$—	$140,086
Other deposits	4,619,578	—	4,619,578	—	4,619,578
Subordinated debt	39,925	—	40,425	—	40,425
Accrued interest payable	477	—	477	—	477

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the six months ended June 30, 2022, the Company granted 370,000 shares of nonqualified stock options and 201,811 shares of restricted stock for the six months ended June 30, 2022. There were 1,433,941 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2022.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2022	2,584,632	$10.00
Granted	370,000	$11.03
Exercised	(137,652)	$6.17
Forfeited or expired	(52,410)	$12.78
Outstanding at June 30, 2022	2,764,570	$10.27	5.79	$4,134,577
Vested or expected to vest	2,598,696		5.79	$3,886,502
Exercisable at June 30, 2022	1,954,421		4.46	$3,905,368

Information related to the equity plans for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
Intrinsic value of options exercised	$706,376	$679,403
Cash received from option exercise	$848,739	$784,264
Tax benefit (expense) realized from option exercises	$52,952	$57,215
Weighted average fair value of options granted	$2.18	$2.33

As of June 30, 2022, there was $1,629,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.98 years.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2022	298,566	$11.03
Granted	201,811	$11.09
Vested	(173,347)	$11.98
Forfeited or expired	(12,506)	$10.93
Nonvested shares at June 30, 2022	314,524	$11.04

As of June 30, 2022, there was $3,261,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.15 years.

11) Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $726,000, totaled $39,274,000 at June 30, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40,000,000 of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest of $1,100,000.

.

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2022. There are no conditions or events since June 30, 2022, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2022 and December 31, 2021, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2022
Total Capital	$524,149	14.6%	$375,873	10.5%
(to risk-weighted assets)
Tier 1 Capital	$447,045	12.5%	$304,278	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$447,045	12.5%	$250,582	7.0%
(to risk-weighted assets)
Tier 1 Capital	$447,045	8.7%	$206,102	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2022
Total Capital	$502,872	14.1%	$357,789	10.0%	$375,679	10.5%
(to risk-weighted assets)
Tier 1 Capital	$465,042	13.0%	$286,232	8.0%	$304,121	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$465,042	13.0%	$232,563	6.5%	$250,453	7.0%
(to risk-weighted assets)
Tier 1 Capital	$465,042	9.0%	$257,537	5.0%	$206,030	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2021
Total Capital	$484,382	13.8%	$351,839	10.0%	$369,431	10.5%
(to risk-weighted assets)
Tier 1 Capital	$451,586	12.8%	$281,471	8.0%	$299,063	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$451,586	12.8%	$228,695	6.5%	$246,287	7.0%
(to risk-weighted assets)
Tier 1 Capital	$451,586	8.2%	$275,109	5.0%	$220,087	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,274,000 at June 30, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As June 30, 2022, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $33,140,000. HBC distributed to HCC dividends of $8,000,000, during the second and first quarters of 2022, for a total of $16,000,000.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at June 30, 2022 follows:

DC Solar Related:

●	In January and February 2019, Double Jump, Inc. and a number of its affiliates (collectively, the “DC Solar Debtors”) each commenced bankruptcy cases in the United States Bankruptcy Court of Nevada. The chapter 7 trustee of the DC Solar Debtors had indicated that it may bring an adversary action against the Bank related to our former deposit relationships with the DC Solar Debtors and their sponsored investment funds. The Bank entered into a settlement agreement, dated July 7, 2021 with the trustee. The Bank settled all claims of the trustee against the Bank, its affiliates, past and current employees, including all direct and derivative claims arising out of the Bank’s allegedly negligent handling, supervision and management of depository accounts that were maintained for the DC Solar Debtors and related investment funds. The Bank denied all liability. The Bank received a full and complete release of the trustee’s claims. The Bank considers the settlement to be an insured event subject to reimbursement by liability insurance. The Bank reserved $4,000,000 toward the settlement amount in the second quarter of 2021, and the full settlement payment was made on October 26, 2021. The Bank is pursuing recovery of the $4,000,000 settlement amount plus $1,000,000 of legal costs and interest from an insurance carrier. All legal fees incurred in connection with the trustee action and the settlement agreement have been expensed to date.
●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against the Bank, and others, in the Solano County Superior Court for the State of California. The case relates to the Bank’s former deposit relationships with investment funds sponsored by D.C. Solar and affiliates (collectively “D.C. Solar”). D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. In October 2021, the court sustained the Bank’s demurrer without leave to amend on all but two counts. Subsequently, the plaintiffs sought to overturn the court’s ruling in favor of the Bank by filing a petition for a writ of mandate in the California Court of Appeals, where the petition was denied. We intend to vigorously defend this action.
●	In December 2020, Solarmore Management Services, Inc. v. Jeff Carpoff et al., (“Solarmore”) was filed as an amended complaint in the United States District Court for the Eastern District of California against the Bank, a former employee and other unrelated parties. The case arose out of the Bank’s former deposit relationship with D.C. Solar and its sponsored investment funds. On February 4, 2022, Solarmore voluntarily dismissed the Bank without prejudice, but not the Bank’s former employee. The Bank’s former employee remains a party to the action.

Employee Related:

●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. Because the class/PAGA action alleges wage and hour claims, it is not covered by the Bank’s insurance. In February 2021, the Bank was notified of a set of PAGA and potential class claims alleged by a third former and a then-current bank employee alleging the same claims. The third former employee/claimant is being added as a plaintiff to the previously filed class/PAGA action. We intend to vigorously defend this action.
●	In October 2021 the third employee/claimant above referenced filed a lawsuit alleging race, color, gender, and sex discrimination; disability discrimination; discrimination against an employee making a CFRA claim, violation of the Equal Pay Act, retaliation, and related claims. We intend to vigorously defend this action.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,149,568,000 at June 30, 2022, and $1,150,811,000 at December 31, 2021. Unused commitments represented 37% outstanding gross loans at both June 30, 2022, and December 31, 2021, 41% at June 30, 2021.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	June 30, 2022			December 31, 2021
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$129,214	$1,008,654	$1,137,868	$119,071	$1,015,588	$1,134,659
Standby letters of credit	3,902	7,798	11,700	3,084	13,068	16,152
	$133,116	$1,016,452	$1,149,568	$122,155	$1,028,656	$1,150,811

For the six months ended June 30, 2022, there was an increase of $6,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The increase in the allowance for credit losses for off-balance sheet credit exposures in the first six months of 2022 was driven by higher loss factors as a result of a deteriorating economic outlook. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $821,000 at June 30, 2022 and $815,000 at December 31, 2021.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	June 30,
	2022	2021

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$867	$659
Total noninterest income in-scope of Topic 606	867	659
Noninterest Income Out-of-scope of Topic 606	1,231	1,510
Total noninterest income	$2,098	$2,169

	Six Months Ended
	June 30,
	2022	2021

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,479	$1,260
Total noninterest income in-scope of Topic 606	1,479	1,260
Noninterest Income Out-of-scope of Topic 606	3,079	3,210
Total noninterest income	$4,558	$4,470

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Salaries and employee benefits	$13,476	$12,572	$27,297	$26,530
Occupancy and equipment	2,277	2,247	4,714	4,521
Professional fees	1,291	1,771	2,371	3,490
Insurance expense	1,043	661	2,086	1,324
Data processing	681	583	1,332	1,117
Amortization of intangible assets	658	754	1,317	1,487
Client services	530	348	938	652
Software subscriptions	462	501	874	977
Reserve for litigation	—	4,000	—	4,000
Other	2,772	2,338	5,513	4,921
Total noninterest expense	$23,190	$25,775	$46,442	$49,019

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of June 30, 2022, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $32,434,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,620	$1,621	$3,240	$3,292
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,235	$1,220	$2,445	$2,406
Operating Lease - ROU assets	$32,434	$36,601	$32,434	$36,601
Operating Lease - Liabilities	$32,434	$36,601	$32,434	$36,601
Weighted Average Lease Term - Operating Leases	7.03 yrs	7.79 yrs	7.03 yrs	7.79 yrs
Weighted Average Discount Rate - Operating Leases	4.50%	4.48%	4.50%	4.48%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of June 30, 2022:

(Dollars in thousands)
2022 remaining	$3,170
2023	5,724
2024	5,340
2025	4,929
2026	4,357
Thereafter	14,654
Total undiscounted cash flows	38,174
Discount on cash flows	(5,740)
Total lease liability	$32,434

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

	Three Months Ended June 30, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)

Interest income	$40,427	$3,129	$43,556
Intersegment interest allocations	321	(321)	—
Total interest expense	1,677	—	1,677
Net interest income	39,071	2,808	41,879
Provision for (recapture of) credit losses on loans	(328)	147	(181)
Net interest income after provision	39,399	2,661	42,060
Noninterest income	1,974	124	2,098
Noninterest expense	21,559	1,631	23,190
Intersegment expense allocations	128	(128)	—
Income before income taxes	19,942	1,026	20,968
Income tax expense	5,844	303	6,147
Net income	$14,098	$723	$14,821

Total assets	$5,280,953	$75,888	$5,356,841
Loans, net of deferred fees	$3,019,076	$63,376	$3,082,452
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Three Months Ended June 30, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$33,860	$2,772	$36,632
Intersegment interest allocations	202	(202)	—
Total interest expense	1,756	—	1,756
Net interest income	32,306	2,570	34,876
Provision (recapture) for credit losses on loans	(486)	(7)	(493)
Net interest income after provision	32,792	2,577	35,369
Noninterest income	2,049	120	2,169
Noninterest expense	24,331	1,444	25,775
Intersegment expense allocations	127	(127)	—
Income before income taxes	10,637	1,126	11,763
Income tax expense	2,617	333	2,950
Net income	$8,020	$793	$8,813

Total assets	$5,003,894	$68,981	$5,072,875
Loans, net of deferred fees	$2,777,685	$47,111	$2,824,796
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Six Months Ended June 30, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$77,540	$5,922	$83,462
Intersegment interest allocations	558	(558)	—
Total interest expense	3,362	—	3,362
Net interest income	74,736	5,364	80,100
Provision for (recapture of) credit losses on loans	(867)	119	(748)
Net interest income after provision	75,603	5,245	80,848
Noninterest income	4,372	186	4,558
Noninterest expense	43,326	3,116	46,442
Intersegment expense allocations	242	(242)	—
Income before income taxes	36,891	2,073	38,964
Income tax expense	10,664	613	11,277
Net income	$26,227	$1,460	$27,687

Total assets	$5,280,953	$75,888	$5,356,841
Loans, net of deferred fees	$3,019,076	$63,376	$3,082,452
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Six Months Ended June 30, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$67,971	$5,422	$73,393
Intersegment interest allocations	413	(413)	—
Total interest expense	3,559	—	3,559
Net interest income	64,825	5,009	69,834
Provision (recapture) for credit losses on loans	(1,949)	(56)	(2,005)
Net interest income after provision	66,774	5,065	71,839
Noninterest income	4,209	261	4,470
Noninterest expense	46,228	2,791	49,019
Intersegment expense allocations	233	(233)	—
Income before income taxes	24,988	2,302	27,290
Income tax expense	6,593	680	7,273
Net income	$18,395	$1,622	$20,017

Total assets	$5,003,894	$68,981	$5,072,875
Loans, net of deferred fees	$2,777,685	$47,111	$2,824,796
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On July 28, 2022, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on August 25, 2022, to shareholders of record at the close of the business day on August 11, 2022.

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

Performance Overview

For the three months ended June 30, 2022, net income was $14.8 million, or $0.24 per average diluted common share, compared to $8.8 million, or $0.15 per average diluted common share, for the three months ended June 30, 2021. The Company’s annualized return on average tangible assets was 1.15% and annualized return on average tangible equity was 14.06% for the three months ended June 30, 2022, compared to 0.73% and 8.84%, respectively, for the three months ended June 30, 2021.

For the six months ended June 30, 2022, net income was $27.7 million, or $0.45 per average diluted common share, compared to $20.0 million, or $0.33 per average diluted common share, for the six months ended June 30, 2021. The Company’s annualized return on average tangible assets was 1.07% and annualized return on average tangible equity was 13.28% for the six months ended June 30, 2022, compared to 0.85% and 10.16%, respectively, for the six months ended June 30, 2021.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

In response to economic stimulus laws passed by Congress in 2020 and 2021, the Bank funded two rounds of SBA PPP loans totaling $530.8 million. At June 30, 2022, after accounting for loan payoffs and SBA loan forgiveness, Round 1 PPP loans were $43,000 and Round 2 PPP loans were $8.1 million. In total, the Bank had $8.2 million in outstanding PPP loan balances at June 30, 2022. The following table shows interest income, fee income and deferred origination costs generated by the PPP loans, and the PPP loan outstanding balances and related deferred fees and costs for the periods indicated:

	At or For the Quarter Ended:			At or For the Six Months Ended:
PPP LOANS	June 30,	December 31,	June 30,	June 30,	June 30,
(in $000’s, unaudited)	2022	2021	2021	2022	2021

	(Dollars in thousands)
Interest income	$53	$318	$831	$199	$1,615
Fee income, net	493	2,211	1,876	1,839	5,276
Total	$546	$2,529	$2,707	$2,038	$6,891

PPP loans outstanding at period end:
Round 1	$43	$1,717	$91,849	$43	$91,849
Round 2	8,110	87,009	194,612	8,110	194,612
Total	$8,153	$88,726	$286,461	$8,153	$286,461

Deferred fees outstanding at period end	$(337)	$(2,342)	$(7,747)	$(337)	$(7,747)
Deferred costs outstanding at period end	24	189	869	24	869
Total	$(313)	$(2,153)	$(6,878)	$(313)	$(6,878)

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	June 30,	June 30,
	2022	2021

	(Dollars in thousands)
Total factored receivables at period-end	$63,376	$47,111
Average factored receivables:
For the three months ended	$64,085	$48,993
For the six months ended	$60,940	$48,546
Total full time equivalent employees at period-end	30	31

Second Quarter 2022 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, increased 20% to $41.9 million for the second quarter of 2022, compared to $34.9 million for the second quarter of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, an increase in the accretion of the loan purchase discount into interest income from acquired loans, and a lower cost of funds, partially offset by lower interest and fees on PPP loans. Net interest income increased 15% to $80.1 million for the first six months of 2022, compared to $69.8 million for the first six months of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, and a lower cost of funds, partially offset by lower interest and fees on PPP loans.

●	The fully tax equivalent (“FTE”) net interest margin increased 38 basis points to 3.38% for the second quarter of 2022, from 3.00% for the second quarter of 2021, primarily due to a shift in the mix of earning assets into higher yielding loans and investment securities, higher average yields on loans, investment securities and overnight funds, and an increase in the accretion of the loan purchase discount into interest income from acquired loans, and a decline in the cost of funds, partially offset by lower interest and fees on PPP loans.

●	For the first six months of 2022, the FTE net interest margin increased 11 basis points to 3.21%, compared to 3.10% for the first six months of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, and a lower cost of funds, partially offset by lower interest and fees on PPP loans.

●	The average yield on the total loan portfolio remained flat at 4.80% for both the second quarter of 2022 and the second quarter of 2021, as an increase in the accretion of the loan purchase discount into interest income from acquired loans and higher yields on the asset-based lending portfolio, was offset by lower interest and fees on PPP loans, higher average balances of lower yielding purchased residential mortgages, declines in the average yields of the core bank loans and Bay View Funding factored receivables.

●	The average yield on the total loan portfolio decreased to 4.75% for the six months ended June 30, 2022, compared to 5.01% for the six months ended June 30, 2021, primarily due to an increase in the average balance of lower yielding purchased residential mortgages, and a decrease in interest and fees on PPP loans.

●	In aggregate, the remaining net purchase discount on total loans acquired from Focus Business Bank (“Focus”), Tri-Valley Bank (“Tri-Valley”), United American Bank (“United American”), and Presidio Bank (“Presidio”) was $5.3 million at June 30, 2022.

●	The average cost of total deposits was 0.10% for the second quarter of 2022, compared to 0.11% for the second quarter of 2021. The average cost of total deposits was 0.10% for the six months ended June 30, 2022, compared to 0.12% for the six months ended June 30, 2021.

●	During the second quarter of 2022, there was a negative provision for credit losses on loans of $181,000, compared to a $493,000 negative provision for credit losses on loans for the second quarter of 2021. There was a negative provision for credit losses on loans of $748,000 for the six months ended June 30, 2022, compared to a $2.0 million negative provision for credit losses on loans for the six months ended June 30, 2021.

●	Total noninterest income remained relatively flat at $2.1 million for the second quarter of 2022, compared to $2.2 million for the second quarter of 2021, mostly due to a lower gain on proceeds from company-owned life insurance during, partially offset by higher service charges and fees on deposit accounts during the second quarter of 2022.

●	For the six months ended June 30, 2022, total noninterest income remained relatively flat at $4.6 million, compared to $4.5 million for the six months ended June 30, 2021, primarily due to a $637,000 gain on warrants and higher service charges and fees on deposit accounts during the first six months of 2022, partially offset by a lower gain on proceeds from company-owned life insurance and a lower gain on sale of SBA loans during the first six months of 2022.

●	Total noninterest expense for the second quarter of 2022 decreased to $23.2 million, compared to $25.8 million for the second quarter of 2021, primarily due to a $4.0 million reserve for a legal settlement during the second quarter of 2021, partially offset by higher salaries and employee benefits, insurance expense and Federal Deposit Insurance Corporation (“FDIC”) assessments during the second quarter of 2022.

●	Noninterest expense for the six months ended June 30, 2022 decreased to $46.4 million, compared to $49.0 million for the six months ended June 30, 2021, primarily due to a reserve for a legal settlement during the first six months of 2021, partially offset by higher salaries and employee benefits, insurance expense and FDIC assessments during the first six months of 2022.

●	The efficiency ratio was 52.73% for the second quarter of 2022, compared to 69.58% for the second quarter of 2021. The efficiency ratio for the six months ended June 30, 2022 was 54.86%, compared to 65.97% for the six months ended June 30, 2021. Excluding the $4.0 million reserve for a legal settlement, the efficiency ratio was 58.78% for the second quarter of 2021, and 60.59% for the first six months of 2021.

●	Income tax expense was $6.1 million for the second quarter of 2022, compared to $3.0 million for the second quarter of 2021. The effective tax rate for the second quarter of 2022 was 29.3%, compared to 25.1% for the second quarter of 2021. Income tax expense for the six months ended June 30, 2022 was $11.3 million, compared to $7.3 million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 28.9%, compared to 26.7% for the six months ended June 30, 2021.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, other investments and interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (18%) to $1.209 billion at June 30, 2022, from $1.474 billion at June 30, 2021, and decreased (14%) from $1.408 billion at December 31, 2021.

●	At June 30, 2022, securities held-to-maturity, at amortized cost, totaled $723.7 million, compared to $421.3 million at June 30, 2021, and $658.4 million, at December 31, 2021.

●	Loans, excluding loans held-for-sale, increased $257.7 million, or 9%, to $3.082 billion at June 30, 2022, compared to $2.825 billion at June 30, 2021, and decreased ($4.9) million from $3.087 billion at December 31, 2021.

●	Total loans at June 30, 2022 included $8.2 million of PPP loans, compared to $286.5 million at June 30, 2021 and $88.7 million at December 31, 2021. Total loans at June 30, 2022 included $449.0 million of residential mortgages, compared to $205.9 million at June 30, 2021, and $416.7 million at December 31, 2021. Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $286.3 million, or 12%, to $2.626 billion at June 30, 2022, compared to $2.339 billion at June 30, 2021, and increased $41.6 million, or 2%, from $2.584 billion at December 31, 2021.

●	Nonperforming assets (“NPAs”) were $2.7 million, or 0.05% of total assets, at June 30, 2022, compared to $6.2 million, or 0.12% of total assets, at June 30, 2021, and $3.7 million, or 0.07% of total assets, at December 31, 2021.

●	Classified assets were $28.9 million, or 0.54% of total assets, at June 30, 2022, compared to $32.4 million, or 0.64% of total assets, at June 30, 2021, and $33.7 million, or 0.61% of total assets, at December 31, 2021.

●	Net recoveries totaled $2.9 for the second quarter of 2022, compared to net recoveries of $153,000 for the second quarter of 2021, and net recoveries of $225,000 for the fourth quarter of 2021.

●	The allowance for credit losses on loans (“ACLL”) at June 30, 2022 was $45.5 million, or 1.48% of total loans, representing 1,675.51% of total nonperforming loans. The ACLL at June 30, 2021 was $44.0 million, or 1.56% of total loans, representing 711.26% of total nonperforming loans. The ACLL at December 31, 2021 was $43.3 million, or 1.40% of total loans, representing 1,158.11% of total nonperforming loans.

●	Total deposits increased $269.2 million, or 6%, to $4.613 billion at June 30, 2022, compared to $4.344 billion at June 30, 2021, and decreased ($145.8) million, or (3%), from $4.759 billion at December 31, 2021. The decrease in total deposits at June 30, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($153.9) million to $149.3 million at June 30, 2022, compared to $303.2 million at December 31, 2021.

●	Deposits, excluding all time deposits and CDARS deposits, increased $295.9 million, or 7%, to $4.452 billion at June 30, 2022, compared to $4.156 billion at June 30, 2021, and decreased ($135.8) million, or (3%), compared to $4.588 billion at December 31, 2021.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 3.07% at June 30, 2022, compared to 3.67% at June 30, 2021, and 3.14% at December 31, 2021.

●	The loan to deposit ratio was 66.81% at June 30, 2022, compared to 65.02% at June 30, 2021, and 64.87% at December 31, 2021.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2022.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	14.6%	14.1%	10.0%	10.5%
Tier 1 Capital	12.5%	13.0%	8.0%	8.5%
Common Equity Tier 1 Capital	12.5%	13.0%	6.5%	7.0%
Tier 1 Leverage	8.7%	9.0%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,050,177	$36,538	4.80%	$2,794,421	$33,439	4.80%
Securities — taxable	912,408	4,407	1.94%	479,419	1,944	1.63%
Securities — exempt from Federal tax (3)	40,447	343	3.40%	62,257	511	3.29%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	982,579	2,340	0.96%	1,341,987	845	0.25%
Total interest earning assets	4,985,611	43,628	3.51%	4,678,084	36,739	3.15%
Cash and due from banks	37,172			42,449
Premises and equipment, net	9,666			10,147
Goodwill and other intangible assets	180,391			183,283
Other assets	121,796			133,134
Total assets	$5,334,636			$5,047,097
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,836,350			$1,808,638

Demand, interest-bearing	1,249,875	468	0.15%	1,139,090	477	0.17%
Savings and money market	1,327,665	558	0.17%	1,179,321	528	0.18%
Time deposits — under $100	12,643	4	0.13%	15,335	8	0.21%
Time deposits — $100 and over	125,258	114	0.37%	133,935	164	0.49%
CDARS — interest-bearing demand, money
market and time deposits	27,645	2	0.03%	31,236	2	0.03%
Total interest-bearing deposits	2,743,086	1,146	0.17%	2,498,917	1,179	0.19%
Total deposits	4,579,436	1,146	0.10%	4,307,555	1,179	0.11%

Subordinated debt, net of issuance costs	48,425	531	4.40%	39,802	577	5.81%
Short-term borrowings	16	—	0.00%	28	—	0.00%
Total interest-bearing liabilities	2,791,527	1,677%		2,538,747	1,756	0.28%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,627,877	1,677	0.15%	4,347,385	1,756	0.16%
Other liabilities	103,577			116,703
Total liabilities	4,731,454			4,464,088
Shareholders’ equity	603,182			583,009
Total liabilities and shareholders’ equity	$5,334,636			$5,047,097

Net interest income / margin		41,951	3.38%		34,983	3.00%
Less tax equivalent adjustment		(72)			(107)
Net interest income		$41,879			$34,876

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $816,000 for the second quarter of 2022 (of which $493,000 was from PPP loans), compared to $2,192,000 for the second quarter of 2021 (of which $1,876,000 was from PPP loans). Prepayment fees totaled $549,000 for the second quarter of 2022, compared to $504,000 for the second quarter of 2021.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$3,039,443	71,639	4.75%	$2,707,858	$67,275	5.01%
Securities — taxable	847,409	7,851	1.87%	458,256	3,672	1.62%
Securities — exempt from Federal tax (3)	42,647	719	3.40%	64,373	1,053	3.30%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,109,933	3,404	0.62%	1,319,249	1,613	0.25%
Total interest earning assets (3)	5,039,432	83,613	3.35%	4,549,736	73,613	3.26%
Cash and due from banks	37,400			41,640
Premises and equipment, net	9,636			10,257
Goodwill and other intangible assets	180,726			183,648
Other assets	121,444			125,961
Total assets	$5,388,638			$4,911,242
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,846,699			$1,761,035

Demand, interest-bearing	1,264,849	927	0.15%	1,082,962	956	0.18%
Savings and money market	1,361,014	1,101	0.16%	1,158,693	1,100	0.19%
Time deposits — under $100	12,937	9	0.14%	15,616	17	0.22%
Time deposits — $100 and over	122,187	220	0.36%	132,397	335	0.51%
CDARS — interest-bearing demand, money
market and time deposits	30,274	3	0.02%	28,265	3	0.02%
Total interest-bearing deposits	2,791,261	2,260	0.16%	2,417,933	2,411	0.20%
Total deposits	4,637,960	2,260	0.10%	4,178,968	2,411	0.12%

Subordinated debt, net of issuance costs	44,211	1,102	5.03%	39,780	1,148	5.82%
Short-term borrowings	23	—	0.00%	36	—	0.00%
Total interest-bearing liabilities	2,835,495	3,362	0.24%	2,457,749	3,559	0.29%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,682,194	3,362	0.14%	4,218,784	3,559	0.17%
Other liabilities	105,165			111,364
Total liabilities	4,787,359			4,330,148
Shareholders’ equity	601,279			581,094
Total liabilities and shareholders’ equity	$5,388,638			$4,911,242

Net interest income (3) / margin		80,251	3.21%		70,054	3.10%
Less tax equivalent adjustment (3)		(151)			(220)
Net interest income		$80,100			$69,834

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balances.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $2,604,000 for the first six months of 2022 (of which $1,839,000 was from PPP loans), compared to $5,881,000 for the first six months of 2021 (of which $5,277,000 was from PPP loans). Prepayment fees totaled $1,059,000 for the first six months of 2022, compared to $1,021,000 for the first six months of 2021.
(3)	Reflects the FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$3,097	$2	$3,099
Securities — taxable	2,088	375	2,463
Securities — exempt from Federal tax (1)	(185)	17	(168)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(872)	2,367	1,495
Total interest income on interest-earning assets	4,128	2,761	6,889

Expense from the interest-bearing liabilities:
Demand, interest-bearing	42	(51)	(9)
Savings and money market	58	(28)	30
Time deposits — under $100	(1)	(3)	(4)
Time deposits — $100 and over	(10)	(40)	(50)
CDARS — interest-bearing demand, money market
and time deposits	—	—	—
Subordinated debt, net of issuance costs	94	(140)	(46)
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	183	(262)	(79)
Net interest income	$3,945	$3,023	6,968
Less tax equivalent adjustment			35
Net interest income			$7,003

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$7,856	$(3,492)	$4,364
Securities — taxable	3,602	577	4,179
Securities — exempt from Federal tax (1)	(366)	32	(334)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(652)	2,443	1,791
Total interest income on interest-earning assets	10,440	(440)	10,000

Expense from the interest-bearing liabilities:
Demand, interest-bearing	121	(150)	(29)
Savings and money market	182	(181)	1
Time deposits — under $100	(2)	(6)	(8)
Time deposits — $100 and over	(16)	(99)	(115)
CDARS — interest-bearing demand, money market
and time deposits	—	—	—
Subordinated debt, net of issuance costs	110	(156)	(46)
Short-term borrowings	—	—	—
Total interest expense on interest-bearing liabilities	395	(592)	(197)
Net interest income	$10,045	$152	10,197
Less tax equivalent adjustment			69
Net interest income			$10,266
(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

The Company’s FTE net interest margin, expressed as a percentage of average earning assets, increased 38 basis points to 3.38% for the second quarter of 2022, from 3.00% for the second quarter of 2021, primarily due to a shift in the mix of earning assets into higher yielding loans and investment securities, higher average yields on overnight funds, an increase in the accretion of the loan purchase discount into interest income from acquired loans, and a decline in the cost of funds, partially offset by lower interest and fees on PPP loans.

For the first six months of 2022, the FTE net interest margin increased 11 basis points to 3.21%, compared to 3.10% for the first six months of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, and a lower cost of funds, partially offset by lower interest and fees on PPP loans.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	June 30, 2022			June 30, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,530,836	$27,402	4.34%	$2,246,030	$25,036	4.47%
Prepayment fees	—	549	0.09%	—	504	0.09%
PPP loans	21,479	53	0.99%	334,604	831	1.00%
PPP fees, net	—	493	9.21%	—	1,876	2.25%
Asset-based lending	49,667	874	7.06%	35,125	464	5.30%
Bay View Funding factored receivables	64,085	3,129	19.58%	48,993	2,772	22.69%
Purchased residential mortgages	381,988	2,711	2.85%	125,710	981	3.13%
Purchased commercial ("CRE") loans	8,425	77	3.67%	14,602	110	3.02%
Loan fair value mark / accretion	(6,303)	1,250	0.20%	(10,643)	865	0.15%
Total loans (includes loans held-for-sale)	$3,050,177	$36,538	4.80%	$2,794,421	$33,439	4.80%

The average yield on the total loan portfolio remained flat at 4.80% for both the second quarter of 2022 and the second quarter of 2021, as an increase in the accretion of the loan purchase discount into interest income from acquired loans and higher yields on the asset-based lending portfolio, was offset by lower interest and fees on PPP loans, higher average balances of lower yielding purchased residential mortgages, declines in the average yields of the core bank loans and Bay View Funding factored receivables.

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,507,403	$53,498	4.30%	$2,222,135	$49,729	4.51%
Prepayment fees	—	1,059	0.09%	—	1,021	0.09%
PPP loans	40,764	199	0.98%	326,928	1,615	1.00%
PPP fees, net	—	1,839	9.10%	—	5,276	3.25%
Asset-based lending	59,587	1,825	6.18%	31,268	838	5.40%
Bay View Funding factored receivables	60,940	5,922	19.60%	48,546	5,422	22.52%
Residential mortgages	368,880	5,139	2.81%	74,238	1,099	2.99%
Purchased CRE loans	8,469	154	3.67%	15,875	281	3.57%
Loan fair value mark / accretion	(6,600)	2,004	0.16%	(11,132)	1,994	0.18%
Total loans (includes loans held-for-sale)	$3,039,443	$71,639	4.75%	$2,707,858	$67,275	5.01%

The average yield on the total loan portfolio decreased to 4.75% for the six months ended June 30, 2022, compared to 5.01% for the six months ended June 30, 2021, primarily due to an increase in the average balance of lower yielding purchased residential mortgages, and a decrease in interest and fees on PPP loans.

In aggregate, the remaining net purchase discount on total loans acquired from Focus, Tri-Valley, United American, and Presidio was $5.3 million at June 30, 2022.

The average cost of total deposits was 0.10% for the second quarter of 2022, compared to 0.11% for the second quarter of 2021. The average cost of total deposits was 0.10% for the six months ended June 30, 2022, compared to 0.12% for the six months ended June 30, 2021.

Net interest income, before provision for credit losses on loans, increased 20% to $41.9 million for the second quarter of 2022, compared to $34.9 million for the second quarter of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, an increase in the accretion of the loan purchase discount into interest income from acquired loans, and a lower cost of funds, partially offset by lower interest and fees on PPP loans. Net interest income increased 15% to $80.1 million for the first six months of 2022, compared to $69.8 million for the first six months of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, and a lower cost of funds, partially offset by lower interest and fees on PPP loans.

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

During the second quarter of 2022, there was a negative provision for credit losses on loans of $181,000, compared to a $493,000 negative provision for credit losses on loans for the second quarter of 2021. There was a negative provision for credit losses on loans of $748,000 for the six months ended June 30, 2022, compared to a $2.0 million negative provision for credit losses on loans for the six months ended June 30, 2021. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	June 30,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	867	659	208	32%
Increase in cash surrender value of life insurance	480	458	22	5%
Servicing income	139	104	35	34%
Termination fees	45	57	(12)	(21)%
Gain on sales of SBA loans	27	83	(56)	(67)%
Gain on proceeds from company-owned life insurance	27	396	(369)	(93)%
Other	513	412	101	25%
Total	$2,098	$2,169	$(71)	(3)%

			Increase
	Six Months Ended		(decrease)
	June 30,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,479	$1,260	$219	17%
Increase in cash surrender value of life insurance	960	914	46	5%
Servicing income	245	286	(41)	(14)%
Termination fees	45	147	(102)	(69)%
Gain on sales of SBA loans	183	633	(450)	(71)%
Gain on proceeds from company owned life insurance	27	462	(435)	(94)%
Gain on warrants	637	—	637	N/A
Other	982	768	214	28%
Total	$4,558	$4,470	$88	2%

Total noninterest income remained relatively flat at $2.1 million for the second quarter of 2022, compared to $2.2 million for the second quarter of 2021, primarily due to a lower gain on proceeds from company-owned life insurance, partially offset by higher service charges and fees on deposit accounts during the second quarter of 2022. For the six months ended June 30, 2022, total noninterest income remained relatively flat at $4.6 million, compared to $4.5 million for the six months ended June 30, 2021, primarily due to a $637,000 gain on warrants and higher service charges and fees on deposit accounts during the first six months of 2022, partially offset by a lower gain on proceeds from company-owned life insurance and a lower gain on sale of SBA loans during the first six months of 2022.

A portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the second quarter of 2022, SBA loan sales resulted in a $27,000 gain, compared to a $83,000 gain on sales of SBA loans for the second quarter of 2021. For the six months ended June 30, 2022, SBA loan sales resulted in a $183,000 gain, compared to a $633,000 gain on sales of SBA loans for the first six months of 2021.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$13,476	$12,572	$904	7%
Occupancy and equipment	2,277	2,247	30	1%
Professional fees	1,291	1,771	(480)	(27)%
Insurance expense	1,043	661	382	58%
Data processing	681	583	98	17%
Amortization of intangible assets	658	754	(96)	(13)%
Client services	530	348	182	52%
Software subscriptions	462	501	(39)	(8)%
Reserve for litigation	—	4,000	(4,000)	(100)%
Other	2,772	2,338	434	19%
Total noninterest expense	$23,190	$25,775	$(2,585)	(10)%

			Increase
	Six Months Ended		(Decrease)
	June 30,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$27,297	$26,530	$767	3%
Occupancy and equipment	4,714	4,521	193	4%
Professional fees	2,371	3,490	(1,119)	(32)%
Insurance expense	2,086	1,324	762	58%
Data processing	1,332	1,117	215	19%
Amortization of intangible assets	1,317	1,487	(170)	(11)%
Client services	938	652	286	44%
Software subscriptions	874	977	(103)	(11)%
Reserve for litigation	—	4,000	(4,000)	(100)%
Other	5,513	4,921	592	12%
Total noninterest expense	$46,442	$49,019	$(2,577)	(5)%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended June 30,
		Percent of		Percent of
	2022	Total	2021	Total

	(Dollars in thousands)
Salaries and employee benefits	$13,476	58%	$12,572	49%
Occupancy and equipment	2,277	10%	2,247	9%
Professional fees	1,291	6%	1,771	7%
Insurance expense	1,043	4%	661	3%
Data processing	681	3%	583	2%
Amortization of intangible assets	658	3%	754	3%
Client services	530	2%	348	1%
Software subscriptions	462	2%	501	2%
Reserve for litigation	—	—%	4,000	15%
Other	2,772	12%	2,338	9%
Total noninterest expense	$23,190	100%	$25,775	100%

	Six Months Ended June 30,
		Percent		Percent
	2022	of Total	2021	of Total

	(Dollars in thousands)
Salaries and employee benefits	$27,297	59%	$26,530	54%
Occupancy and equipment	4,714	10%	4,521	9%
Professional fees	2,371	5%	3,490	7%
Insurance expense	2,086	4%	1,324	3%
Data processing	1,332	3%	1,117	2%
Amortization of intangible assets	1,317	3%	1,487	3%
Client services	938	2%	652	2%
Software subscriptions	874	2%	977	2%
Reserve for litigation	—	—%	4,000	8%
Other	5,513	12%	4,921	10%
Total noninterest expense	$46,442	100%	$49,019	100%

Total noninterest expense for the second quarter of 2022 decreased to $23.2 million, compared to $25.8 million for the second quarter of 2021, primarily due to a $4.0 million reserve for a legal settlement and higher professional fees during the second quarter of 2021, partially offset by higher salaries and employee benefits, insurance expense and client services expense during the second quarter of 2022. Noninterest expense for the six months ended June 30, 2022 decreased to $46.4 million, compared to $49.0 million for the six months ended June 30, 2021, primarily due to a reserve for a legal settlement and higher professional fees during the first six months of 2021, partially offset by higher salaries and employee benefits, insurance expense and client services expense during the first six months of 2022.

Full time equivalent employees was 332 at June 30, 2022, and 330 at June 30, 2021, and 326 at December 31, 2021.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Effective income tax rate	29.3%	25.1%	28.9%	26.7%

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

The Company’s Federal and state income tax expense for the second quarter of 2022 was $6.1 million, compared to $3.0 million for the second quarter of 2021. The Federal and state income tax expense for the first six months of 2022 was $11.3 million, compared to $7.3 million for the first six months of 2021.

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

The Company had net deferred tax assets of $29.7 million at June 30, 2022, $26.9 million at June 30, 2021, and $28.8 million at December 31, 2021. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2022, June 30, 2021, and December 31, 2021 will be fully realized in future years.

FINANCIAL CONDITION

At June 30, 2022, total assets increased 6% to $5.357 billion, compared to $5.073 billion at June 30, 2021, and decreased (3%) from $5.499 billion at December 31, 2021.

Securities available-for-sale, at fair value, were $332.1 million at June 30, 2022, an increase of 128% from $146.0 million at June 30, 2021, and an increase of 225% from $102.3 million at December 31, 2021. Securities held-to-maturity, at amortized cost, were $723.7 million at June 30, 2022, an increase of 72% from $421.3 million at June 30, 2021, and an increase of 10% from $658.4 million at December 31, 2021.

Loans, excluding loans held-for-sale, increased $257.7 million, or 9%, to $3.082 billion at June 30, 2022, compared to $2.825 billion at June 30, 2021, and decreased ($4.9) million from $3.087 billion at December 31, 2021. The decrease in loans at June 30, 2022 from December 31, 2021, was primarily due to forgiveness of PPP loans. Total loans at June 30, 2022 included $8.2 million of PPP loans, compared to $286.5 million at June 30, 2021 and $88.7 million at December 31, 2021. Total loans at June 30, 2022 included $449.0 million of residential mortgages, compared to $205.9 million at June 30, 2021, and $416.7 million at December 31, 2021. Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $286.3 million, or 12%, to $2.626 billion at June 30, 2022, compared to $2.339 billion at June 30, 2021, and increased $41.6 million, or 2%, from $2.584 billion at December 31, 2021.

Total deposits increased $269.2 million, or 6%, to $4.613 billion at June 30, 2022, compared to $4.344 billion at June 30, 2021, and decreased ($145.8) million, or (3%), from $4.759 billion at December 31, 2021. The decrease in total deposits at June 30, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($153.9) million to $149.3 million at June 30, 2022, compared to $303.2 million at December 31, 2021. Deposits, excluding all time deposits and CDARS deposits, increased $295.9 million, or 7%, to $4.452 billion at June 30, 2022, compared to $4.156 billion at June 30, 2021, and decreased ($135.8) million, or (3%), compared to $4.588 billion at December 31, 2021.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2022	2021	2021

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$250,126	$15,063	$—
Agency mortgage-backed securities	82,003	130,892	102,252
Total	$332,129	$145,955	$102,252
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$683,779	$361,184	$607,377
Municipals — exempt from Federal tax	39,976	60,153	51,063
Total	$723,755	$421,337	$658,440

The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2022:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$—	—%	$250,126	2.76%	$—	—%	$—	—%	$250,126	2.76%
Agency mortgage-backed securities	291	2.18%	80,202	2.33%	1,510	2.44%	—	—%	82,003	2.33%
Total	$291	2.18%	$330,328	2.66%	$1,510	2.44%	$—	—%	$332,129	2.65%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—%	$113,439	1.89%	$514,010	1.75%	$56,330	1.99%	$683,779	1.80%
Municipals — exempt from Federal tax (1)	14,172	3.50%	5,936	3.56%	16,873	3.24%	2,995	3.40%	39,976	3.39%
Total	$14,172	3.50%	$119,375	1.97%	$530,883	1.80%	$59,325	2.06%	$723,755	1.88%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of the Company’s available-for-sale securities. All other factors remaining the same, when market interest rates are increasing, the Company will experience a higher unrealized loss on the securities portfolio.

The pre-tax unrealized loss on U.S. Treasury securities available-for-sale at June 30, 2022 was ($1.2) million, compared to a pre-tax unrealized gain of $94,000 at June 30, 2021. There were no U.S. Treasury securities available-for-sale at December 31, 2021. The pre-tax unrealized loss on mortgage-backed securities available-for-sale at June 30, 2022 was ($2.9) million, compared to a pre-tax unrealized gain of $4.2 million at June 30, 2021, and a pre-tax unrealized gain of $2.9 million at December 31, 2021. The pre-tax unrealized loss on total securities available-for-sale at June 30, 2022 was ($4.2) million, compared to a pre-tax unrealized gain of $4.3 million at June 30, 2021, and a pre-tax unrealized gain of $2.9 million at December 31, 2021.

The pre-tax unrealized loss on mortgage-backed securities held-to-maturity at June 30, 2022 was ($72.5) million, compared to a pre-tax unrealized gain of $4.2 million at June 30, 2021, and a pre-tax unrealized loss ($1.6) million at December 31, 2021. The pre-tax unrealized loss on municipal bonds held-to-maturity at June 30, 2022 was ($436,000), compared to a pre-tax unrealized gain of $1.2 million at June 30, 2021, and a pre-tax unrealized gain of $805,000 at December 31, 2021. The pre-tax unrealized loss on total securities held-to-maturity at June 30, 2022 was ($72.9) million, compared to a pre-tax unrealized gain of $5.4 million at June 30, 2021, and a pre-tax unrealized loss of ($790,000) at December 31, 2021.

During the second quarter of 2022, the Company purchased $229.3 million of U.S. Treasury securities available-for-sale, with a book yield of 2.80% and an average life of 2.58 years. During the first six months of 2022, the Company purchased $251.0 million of U.S. Treasury securities available-for-sale, with a book yield of 2.75% and an average life of 2.57 years.

During the second quarter of 2022, the Company purchased $9.8 million of agency mortgage-backed securities held-to-maturity, with a book yield of 3.26% and an average life of 6.92 years. During the first six months of 2022, the Company purchased $119.4 million of agency mortgage-backed securities held-to-maturity, with a book yield of 2.21% and an average life of 6.55 years.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 58% of total assets at June 30, 2022, and represented 56% at both June 30, 2021 and December 31, 2021. The loan to deposit ratio was 66.81% at June 30, 2022, compared to 65.02% at June 30, 2021, and 64.87% at December 31, 2021.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2022		June 30, 2021		December 31, 2021
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$523,268	17%	$557,686	20%	$594,108	19%
PPP loans(1)	8,153	0%	286,461	10%	88,726	3%
Real estate:
CRE - owner occupied	597,521	19%	583,091	21%	595,934	19%
CRE - non-owner occupied	993,621	32%	742,135	26%	902,326	29%
Land and construction	155,389	5%	129,426	4%	147,855	5%
Home equity	116,641	4%	107,873	4%	109,579	4%
Multifamily	221,938	7%	198,771	7%	218,856	7%
Residential mortgages	448,958	15%	205,904	7%	416,660	13%
Consumer and other	18,354	1%	21,519	1%	16,744	1%
Total Loans	3,083,843	100%	2,832,866	100%	3,090,788	100%
Deferred loan fees, net	(1,391)	—	(8,070)	—	(3,462)	—
Loans, net of deferred fees	3,082,452	100%	2,824,796	100%	3,087,326	100%
Allowance for credit losses on loans	(45,490)		(43,956)		(43,290)
Loans, net	$3,036,962		$2,780,840		$3,044,036
(1)	Less than 1% at June 30, 2022.

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 82% of its gross loans were secured by real property at June 30, 2022, compared to 69% at June 30, 2021, and 77% at December 31, 2021. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the six months ended June 30, 2022 and 2021, loans were sold resulting in a gain on sales of SBA loans of $183,000 and $633,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 38 days for the first six months of 2022, compared to 36 days for the first six months of 2021. The balance of the purchased receivables was $63.4 million at June 30, 2022, compared to $47.1 million at June 30, 2021, and $53.2 million at December 31, 2021.

The commercial loan portfolio, excluding PPP loans, decreased ($34.4) million, or (6%), to $523.3 million at June 30, 2022, from $557.7 million at June 30, 2021, and decreased ($70.8) million, or (12%), from $594.1 million at December 31, 2021. Commercial and industrial (“C&I”) line usage was 28% at June 30, 2022, compared to 27% at June 30, 2021, and 31% at December 31, 2021. In addition, the Company had $8.2 million in PPP loans at June 30, 2022, compared to $286.5 million at June 30, 2021, and $88.7 million at December 31, 2021.

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

The CRE owner-occupied loan portfolio increased $14.4 million, or 2%, to $597.5 million at June 30, 2022, from $583.1 million at June 30, 2021, and increased $1.6 million from $595.9 million at December 31, 2021. CRE non-owner occupied loans increased $251.5 million, or 34%, to $993.6 million, compared to $742.1 million at June 30, 2021, and increased $91.3 million, or 10% from $902.3 million at December 31, 2021. At June 30, 2022, 38% of the CRE loan portfolio was secured by owner-occupied real estate.

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $26.0 million, or 20%, to $155.4 million at June 30, 2022, compared to $129.4 million at June 30, 2021, and increased $7.5 million, or 5%, from $147.9 million at December 31, 2021.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $8.8 million, or 8%, to $116.6 million at June 30, 2022, compared to $107.8 million at June 30, 2021, and increased $7.1 million, or 6%, from $109.6 million at December 31, 2021.

Multifamily loans increased $23.2 million, or 12%, to $221.9 million, at June 30, 2022, compared to $198.8 million at June 30, 2021, and increased $3.1 million, or 1%, from $218.8 million at December 31, 2021.

From time to time the Company has purchased single family residential mortgage loans. Residential mortgage loans increased $243.1 million, or 118%, to $449.0 million at June 30, 2022, compared to $205.9 million at June 30, 2021, and increased $32.3 million, or 8% from $416.7 million at December 31, 2021. During the second quarter of 2022, the Company purchased single family residential mortgage loans totaling $74.5 million, tied to homes all located in California, with average principal balances of approximately $821,000 and a weighted average yield of approximately 3.14%. During the second quarter of 2021, the Company purchased single family residential mortgage loans totaling $140.0 million, tied to homes all located in California, with average principal balances of approximately $585,000 and a weighted average yield of approximately 3.39% (excluding servicing costs, which are netted against interest income contributing to a lower overall average yield). Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio.

Consumer and other loans decreased ($3.2) million, or (15%), to $18.3 million at June 30, 2022, compared to $21.5 million at June 30, 2021, and increased $1.6 million, or 10% from $16.7 million at December 31, 2021.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $100.6 million and $167.7 million at June 30, 2022, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of June 30, 2022. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2022, approximately 36% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$295,287	$169,203	$58,778	$523,268
PPP loans	43	8,110	—	8,153
Real estate:
CRE - owner occupied	25,618	121,661	450,242	597,521
CRE - non-owner occupied	24,674	260,101	708,846	993,621
Land and construction	139,131	6,075	10,183	155,389
Home equity	116,576	—	65	116,641
Multifamily	13,046	82,103	126,789	221,938
Residential mortgages	11,264	18,577	419,117	448,958
Consumer and other	10,020	6,738	1,596	18,354
Loans	$635,659	$672,568	$1,775,616	$3,083,843

Loans with variable interest rates	$574,413	$228,677	$293,653	$1,096,743
PPP loans with fixed interest rates	43	8,110	—	8,153
Other loans with fixed interest rates	61,203	435,781	1,481,963	1,978,947
Loans	$635,659	$672,568	$1,775,616	$3,083,843

Loan Servicing

As of June 30, 2022 and 2021, $66.4 million and $73.6 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Beginning of period balance	$606	$606	$655	$531
Additions	5	18	43	141
Amortization	(49)	(96)	(136)	(144)
End of period balance	$562	$528	$562	$528

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2022 and 2021, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Beginning of period balance	$208	$296	$221	$305
Unrealized holding gain loss	(35)	(22)	(48)	(31)
End of period balance	$173	$274	$173	$274

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $10.2 million and $5.0 million at June 30, 2022 and December 31, 2021, respectively, of which $1.3 million were on nonaccrual at both June 30, 2022 and December 31, 2021. At June 30, 2022, there were also $418,000 loans less than

30 days past due included in nonaccrual loans held-for-investment. At December 31, 2021, there were also $2.2 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2022	2021	2021

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$1,734	$5,291	$3,460
Restructured and loans 90 days past due and
still accruing	981	889	278
Total nonperforming loans	2,715	6,180	3,738
Foreclosed assets	—	—	—
Total nonperforming assets	$2,715	$6,180	$3,738

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.09%	0.22%	0.12%
Nonperforming assets as a percentage of total assets	0.05%	0.12%	0.07%

Nonperforming assets were $2.7 million, or 0.05% of total assets, at June 30, 2022, compared to $6.2 million, or 0.12% of total assets, at June 30, 2021, and $3.7 million, or 0.07% of total assets, at December 31, 2021.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	June 30, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$222	$418	$918	$1,558
Real estate:
CRE - Owner Occupied	1,094	—	—	1,094
Home equity	—	—	63	63
Total	$1,316	$418	$981	$2,715

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $446,000 and $1.0 million at June 30, 2022 and December 31, 2021, respectively.

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

Classified loans decreased to $28.9 million, or 0.54% of total assets, at June 30, 2022, compared to $32.4 million, or 0.64% of total assets, at June 30, 2021, and $33.7 million, or 0.61% of total assets at December 31, 2021.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the value of underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or on other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $8.2 million of PPP loans at June 30, 2022, $286.5 million at June 30, 2021, and $88.7 million at December 31, 2021. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA at June 30, 2022, June 30, 2021, and December 31, 2021.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,801	$6,397	$19,413	$2,006	$722	$2,544	$4,757	$148	$42,788
Charge-offs	(355)	—	—	—	—	—	—	—	(355)
Recoveries	79	4	—	—	31	—	—	3,124	3,238
Net recoveries	(276)	4	—	—	31	—	—	3,124	2,883
Provision for (recapture of) credit losses on loans	77	(392)	2,061	492	(58)	280	475	(3,116)	(181)
End of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490

	Three Months Ended June 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,600	$8,368	$16,431	$2,754	$1,171	$2,751	$918	$303	$44,296
Charge-offs	(105)	—	—	—	—	—	—	—	(105)
Recoveries	115	4	—	68	16	—	—	55	258
Net (charge-offs) recoveries	10	4	—	68	16	—	—	55	153
Provision for (recapture of) credit losses on loans	(753)	(166)	54	(686)	(118)	199	1,050	(73)	(493)
End of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956

	Six Months Ended June 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(371)	—	—	—	—	—	—	—	(371)
Recoveries	133	7	—	—	55	—	—	3,124	3,319
Net recoveries	(238)	7	—	—	55	—	—	3,124	2,948
Provision for (recapture of) credit losses on loans	(1,574)	(1,952)	4,349	667	(224)	28	1,100	(3,142)	(748)
End of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490

	Six Months Ended June 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(368)	—	—	—	—	—	—	—	(368)
Recoveries	928	8	—	884	39	—	—	70	1,929
Net (charge-offs) recoveries	560	8	—	884	39	—	—	70	1,561
Provision for (recapture of) credit losses on loans	(1,290)	(362)	69	(1,257)	(267)	146	1,025	(69)	(2,005)
End of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956

The increase in the allowance for credit losses on loans on loans for the six months ended June 30, 2022, was primarily attributed to a net increase of $2.6 million in the reserve for pooled loans, driven by deterioration in forecasted macroeconomic conditions and an increase in the loan portfolio, partially offset by a $413,000 decrease in specific reserves for individually evaluated loans compared to December 31, 2021. The increase in the allowance for credit losses for pooled loans from December 31, 2021 is largely the result of deterioration in the economic factors used in our methodology and increases in loan balances.

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

	June 30,
	2022		2021		December 31, 2021
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$6,602	17%	$10,857	30%	$8,414	22%
Real estate:
CRE - owner occupied	6,009	19%	8,206	21%	7,954	19%
CRE - non-owner occupied	21,474	32%	16,485	26%	17,125	29%
Land and construction	2,498	5%	2,136	4%	1,831	5%
Home equity	695	4%	1,069	4%	864	4%
Multifamily	2,824	7%	2,950	7%	2,796	7%
Residential mortgages	5,232	15%	1,968	7%	4,132	13%
Consumer and other	156	1%	285	1%	174	1%
Total	$45,490	100%	$43,956	100%	$43,290	100%

The ACLL totaled $45.5 million, or 1.48% of total loans at June 30, 2022, compared to $44.0 million, or 1.56% of total loans at June 30, 2021, and $43.3 million, or 1.40% of total loans at December 31, 2021. The ACLL was 1,675.51% of nonperforming loans at June 30, 2022, compared to 711.26% of nonperforming loans at June 30, 2021, and 1,158.11% of nonperforming loans at December 31, 2021. The Company had net recoveries of $2.9, or (0.38%) of average loans, for the second quarter of 2022, compared to net recoveries of $153,000 or (0.02%) of average loans, for the second quarter of 2021, and net recoveries of $225,000, or (0.03%) of average loans for the fourth quarter of 2021.

The following table shows the drivers of change in ACLL under CECL for each of the second quarter of 2022:

Drivers of Change in ACLL Under CECL	(Dollars in thousands)
ACLL at December 31, 2021	$43,290
Portfolio changes during the first quarter of 2022
including net recoveries	(33)
Qualitative and quantitative changes during the first
quarter of 2022 including changes in economic forecasts	(469)
ACLL at March 31, 2022	42,788
Portfolio changes during the second quarter of 2022
including net recoveries	1,383
Qualitative and quantitative changes during the second
quarter of 2022 including changes in economic forecasts	1,319
ACLL at June 30, 2022	$45,490

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $32.4 million on its consolidated statement of financial condition at June 30, 2022, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2022		June 30, 2021		December 31, 2021
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,846,365	40%	$1,840,516	42%	$1,903,768	40%
Demand, interest-bearing	1,218,538	26%	1,140,867	26%	1,308,114	27%
Savings and money market	1,387,003	30%	1,174,587	27%	1,375,825	29%
Time deposits — under $250	36,691	1%	42,118	1%	38,734	1%
Time deposits — $250 and over	98,760	2%	110,111	3%	94,700	2%
CDARS — interest-bearing demand,
money market and time deposits	26,287	1%	36,273	1%	38,271	1%
Total deposits	$4,613,644	100%	$4,344,472	100%	$4,759,412	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at June 30, 2022, June 30, 2021, and December 31, 2021.

Total deposits increased $269.2 million, or 6%, to $4.613 billion at June 30, 2022, compared to $4.344 billion at June 30, 2021, and decreased ($145.8) million, or (3%), from $4.759 billion at December 31, 2021. The decrease in total deposits at June 30, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($153.9) million to $149.3 million at June 30, 2022, compared to $303.2 million at December 31, 2021. Deposits, excluding all time deposits and CDARS deposits, increased

$295.9 million, or 7%, to $4.452 billion at June 30, 2022, compared to $4.156 billion at June 30, 2021, and decreased ($135.8) million, or (3%), compared to $4.588 billion at December 31, 2021.

At June 30, 2022, the $26.3 million CDARS deposits comprised $20.4 million of interest-bearing demand deposits, $1.7 million of money market accounts and $4.2 million of time deposits. At June 30, 2021, the $36.3 million CDARS deposits comprised $29.4 million of interest-bearing demand deposits, $441,000 of money market accounts and $6.4 million of time deposits. At December 31, 2021, the $38.3 million CDARS deposits comprised $30.9 million of interest-bearing demand deposits, $1.0 million of money market accounts and $6.4 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of June 30, 2022:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$21,550	34%
Over three months through six months	12,374	19%
Over six months through twelve months	18,253	29%
Over twelve months	11,333	18%
Total	$63,510	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Return on average assets	1.11%	0.70%	1.04%	0.82%
Return on average tangible assets	1.15%	0.73%	1.07%	0.85%
Return on average equity	9.86%	6.06%	9.29%	6.95%
Return on average tangible equity	14.06%	8.84%	13.28%	10.16%
Average equity to average assets ratio	11.31%	11.55%	11.16%	11.83%

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 66.81% at June 30, 2022, compared to 65.02% at June 30, 2021, and 64.87% at December 31, 2021.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had no overnight borrowings from the FHLB at June 30, 2022, June 30, 2021, and December 31, 2021. HBC had $260.9 million of loans pledged to the FHLB as collateral on an available line of credit of $175.7 million at June 30, 2022. HBC also had $1.2 million of securities pledged to the FHLB as collateral on an available line of credit of $1.2 million at June 30, 2022, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $996.8 million of loans pledged to the FRB as collateral on an available line of credit of $725.0 million at June 30, 2022, none of which was outstanding.

At June 30, 2022, HBC had Federal funds purchased arrangements available of $90.0 million. There were no Federal funds purchased outstanding at June 30, 2022, June 30, 2021, and December 31, 2021.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2022.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at June 30, 2022, June 30, 2021, and December 31, 2021.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $726,000, totaled $39.3 million at June 30, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40.0 million of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest of $1.1 million.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2022	2021	2021

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$447,045	$418,134	$433,488
Additional Tier 1 capital	—	—	—
Tier 1 Capital	447,045	418,134	433,488
Tier 2 Capital	77,104	73,341	72,721
Total Capital	$524,149	$491,475	$506,209

Risk-weighted assets	$3,579,740	$3,142,524	$3,521,058
Average assets for capital purposes	$5,152,549	$4,853,907	$5,504,834

Capital ratios:
Total Capital	14.6%	15.6%	14.4%
Tier 1 Capital	12.5%	13.3%	12.3%
Common equity Tier 1 Capital	12.5%	13.3%	12.3%
Tier 1 Leverage(1)	8.7%	8.6%	7.9%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2022	2021	2021

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$465,042	$436,192	$451,586
Additional Tier 1 capital	—	—	—
Tier 1 Capital	465,042	436,192	451,586
Tier 2 Capital	37,830	33,509	32,796
Total Capital	$502,872	$469,701	$484,382

Risk-weighted assets	$3,577,894	$3,140,695	$3,518,391
Average assets for capital purposes	$5,150,742	$4,852,000	$5,502,185

Capital ratios:
Total Capital	14.1%	15.0%	13.8%
Tier 1 Capital	13.0%	13.9%	12.8%
Common Equity Tier 1 Capital	13.0%	13.9%	12.8%
Tier 1 Leverage(1)	9.0%	9.0%	8.2%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At June 30, 2022, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2022, June 30, 2021, and December 31, 2021, the Company and HBC met all capital adequacy guidelines to which they were subject.

At June 30, 2022, the Company had total shareholders’ equity of $607.2 million, compared to $583.4 million at June 30, 2021, and $598.0 million at December 31, 2021. At June 30, 2022, total shareholders’ equity included $499.8 million in common stock, $123.3 million in retained earnings, and ($15.9) million of accumulated other comprehensive loss. The book value per share was $10.01 at June 30, 2022, compared to $9.69 at June 30, 2021, and $9.91 at December 31, 2021. The tangible book value per share was $7.04 at June 30, 2022, compared to $6.65 at June 30, 2021, and $6.91 at December 31, 2021.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	June 30,	December 31,	June 30,
Accumulated Other Comprehensive Loss	2022	2021	2021

	(Dollars in thousands)
Unrealized gain on securities available-for-sale	$(3,036)	$1,991	$2,674
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	—	—	243
Split dollar insurance contracts liability	(5,501)	(5,480)	(6,142)
Supplemental executive retirement plan liability	(7,508)	(7,669)	(8,506)
Unrealized gain on interest-only strip from SBA loans	127	162	199
Total accumulated other comprehensive loss	$(15,918)	$(10,996)	$(11,532)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2022:

	Increase/(Decrease) in
	Estimated Net
	Interest Income (1)
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$40,591	22.7%
+300	$30,388	17.0%
+200	$20,241	11.3%
+100	$10,153	5.7%
0	—	—
−100	$(19,568)	(11.0)%
−200	$(36,408)	(20.4)%

(1)	Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at June 30, 2022, the period covered by this report on Form 10-Q.

During the three and six months ended June 30, 2022, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: August 5, 2022	/s/ wALTER T. KACZMAREK
Walter T. Kaczmarek
Chief Executive Officer

Date: August 5, 2022	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer