Form 10-Q
period 2022-09-30
HERITAGE COMMERCE CORP
filed 2022-11-04
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

The Registrant had 60,718,994 shares of Common Stock outstanding on October 31, 2022.

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2021, and including, but not limited to the following:

●	geopolitical and domestic political developments that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	conditions relating to the impact of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area, the impact of the cost of deposits and our ability to retain deposits;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related asset and market prices;

●	credit related impairment charges to our securities portfolio;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes, fires, and flooding) and other events beyond our control;
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Assets
Cash and due from banks	$40,500	$15,703
Other investments and interest-bearing deposits in other financial institutions	641,251	1,290,513
Total cash and cash equivalents	681,751	1,306,216
Securities available-for-sale, at fair value	478,534	102,252
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $15 at September 30, 2022
and $43 at December 31, 2021 (fair value of $593,610 at September 30, 2022 and $657,649 at December 31, 2021)	703,794	658,397
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,081	2,367
Loans, net of deferred fees	3,216,473	3,087,326
Allowance for credit losses on loans	(46,921)	(43,290)
Loans, net	3,169,552	3,044,036
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	32,517	32,504
Company-owned life insurance	78,456	77,589
Premises and equipment, net	9,428	9,639
Goodwill	167,631	167,631
Other intangible assets	11,692	13,668
Accrued interest receivable and other assets	95,826	85,110
Total assets	$5,431,262	$5,499,409

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,883,574	$1,903,768
Demand, interest-bearing	1,154,403	1,308,114
Savings and money market	1,487,400	1,375,825
Time deposits - under $250	34,728	38,734
Time deposits - $250 and over	93,263	94,700
CDARS - interest-bearing demand, money market and time deposits	29,897	38,271
Total deposits	4,683,265	4,759,412
Subordinated debt, net of issuance costs	39,312	39,925
Accrued interest payable and other liabilities	99,168	102,044
Total liabilities	4,821,745	4,901,381

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2022 and December 31, 2021	—	—
Common stock, no par value; 100,000,000 shares authorized;
60,716,794 shares issued and outstanding at September 30, 2022 and
60,339,837 shares issued and outstanding at December 31, 2021	501,240	497,695
Retained earnings	133,489	111,329
Accumulated other comprehensive loss	(25,212)	(10,996)
Total shareholders' equity	609,517	598,028
Total liabilities and shareholders' equity	$5,431,262	$5,499,409

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$38,870	$36,207	$110,509	$103,482
Securities, taxable	5,874	2,320	13,725	5,992
Securities, exempt from Federal tax	260	382	828	1,215
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	5,170	998	8,574	2,611
Total interest income	50,174	39,907	133,636	113,300

Interest expense:
Deposits	1,595	1,141	3,855	3,552
Subordinated debt	538	584	1,640	1,732
Total interest expense	2,133	1,725	5,495	5,284

Net interest income before provision for credit losses on loans	48,041	38,182	128,141	108,016
Provision for (recapture of) credit losses on loans	1,006	(514)	258	(2,519)
Net interest income after provision for credit losses on loans	47,035	38,696	127,883	110,535

Noninterest income:
Service charges and fees on deposit accounts	1,360	584	2,839	1,844
Increase in cash surrender value of life insurance	484	470	1,444	1,384
Gain on sales of SBA loans	308	594	491	1,227
Servicing income	125	129	370	415
Gain on warrants	32	13	669	11
Termination fees	16	32	61	179
Gain on proceeds from company-owned life insurance	—	109	27	571
Other	456	477	1,438	1,247
Total noninterest income	2,781	2,408	7,339	6,878

Noninterest expense:
Salaries and employee benefits	14,119	12,461	41,416	38,991
Occupancy and equipment	2,415	2,151	7,129	6,672
Professional fees	1,230	1,211	3,601	4,701
Other	6,135	6,008	18,195	20,486
Total noninterest expense	23,899	21,831	70,341	70,850
Income before income taxes	25,917	19,273	64,881	46,563
Income tax expense	7,848	5,555	19,125	12,828
Net income	$18,069	$13,718	$45,756	$33,735

Earnings per common share:
Basic	$0.30	$0.23	$0.76	$0.56
Diluted	$0.30	$0.23	$0.75	$0.56

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Net income	$18,069	$13,718	$45,756	$33,735
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(13,188)	(366)	(20,317)	(1,855)
Deferred income taxes	3,824	107	5,891	540
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	—	(13)	—	(39)
Deferred income taxes	—	4	—	12
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(9,364)	(268)	(14,426)	(1,342)

Change in net pension and other benefit plan liability adjustment	104	132	311	504
Deferred income taxes	(34)	(38)	(101)	(151)
Change in pension and other benefit plan liability, net of
deferred income taxes	70	94	210	353
Other comprehensive (loss)	(9,294)	(174)	(14,216)	(989)

Total comprehensive income	$8,775	$13,544	$31,540	$32,746

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2021	59,917,457	$493,707	$94,899	$(10,717)	$577,889
Net income	—	—	11,204	—	11,204
Other comprehensive loss	—	—	—	(551)	(551)
Issuance (forfeitures) of restricted stock awards, net	(34,358)	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	458	—	—	458
Cash dividend declared $0.13 per share	—	—	(7,789)	—	(7,789)
Stock option expense, net of forfeitures and taxes	—	132	—	—	132
Stock options exercised	49,235	320	—	—	320
Balance March 31, 2021	59,932,334	494,617	98,314	(11,268)	581,663

Net income	—	—	8,813	—	8,813
Other comprehensive loss	—	—	—	(264)	(264)
Issuance of restricted stock awards, net	187,325	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	438	—	—	438
Cash dividend declared $0.13 per share	—	—	(7,816)	—	(7,816)
Stock option expense, net of forfeitures and taxes	—	146	—	—	146
Stock options exercised	83,107	464	—	—	464
Balance, June 30, 2021	60,202,766	495,665	99,311	(11,532)	583,444

Net income	—	—	13,718	—	13,718
Other comprehensive loss	—	—	—	(174)	(174)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	522	—	—	522
Cash dividend declared $0.13 per share	—	—	(7,827)	—	(7,827)
Stock option expense, net of forfeitures and taxes	—	150	—	—	150
Stock options exercised	63,550	285	—	—	285
Balance, September 30, 2021	60,266,316	$496,622	$91,484	$(11,706)	$590,118

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2022	60,339,837	$497,695	$111,329	$(10,996)	$598,028
Net income	—	—	12,866	—	12,866
Other comprehensive loss	—	—	—	(3,058)	(3,058)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	518	—	—	518
Cash dividend declared $0.13 per share	—	—	(7,848)	—	(7,848)
Stock option expense, net of forfeitures and taxes	—	149	—	—	149
Stock options exercised	68,009	401	—	—	401
Balance March 31, 2022	60,407,846	498,763	116,347	(14,054)	601,056

Net income	—	—	14,821	—	14,821
Other comprehensive loss	—	—	—	(1,864)	(1,864)
Issuance of restricted stock awards, net	189,305	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	477	—	—	477
Cash dividend declared $0.13 per share	—	—	(7,858)	—	(7,858)
Stock option expense, net of forfeitures and taxes	—	144	—	—	144
Stock options exercised	69,643	448	—	—	448
Balance June 30, 2022	60,666,794	499,832	123,310	(15,918)	607,224

Net income	—	—	18,069	—	18,069
Other comprehensive loss	—	—	—	(9,294)	(9,294)
Issuance of restricted stock awards, net	37,000	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	1,234	—	—	1,234
Cash dividend declared $0.13 per share	—	—	(7,890)	—	(7,890)
Stock option expense, net of forfeitures and taxes	—	153	—	—	153
Stock options exercised	13,000	21	—	—	21
Balance September 30, 2022	60,716,794	$501,240	$133,489	$(25,212)	$609,517

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,756	$33,735
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	290	2,784
Gain on sale of SBA loans	(491)	(1,227)
Proceeds from sale of SBA loans originated for sale	7,689	12,805
SBA loans originated for sale	(7,392)	(13,557)
Provision for (recapture of) credit losses on loans	258	(2,519)
Increase in cash surrender value of life insurance	(1,444)	(1,384)
Depreciation and amortization	850	792
Amortization of other intangible assets	1,976	2,241
Stock option expense, net	446	428
Amortization of restricted stock awards, net	2,229	1,418
Amortization of subordinated debt issuance costs	134	138
Gain on proceeds from company-owned life insurance	(27)	(571)
Effect of changes in:
Accrued interest receivable and other assets	(3,225)	(770)
Accrued interest payable and other liabilities	(4,337)	5,091
Net cash provided by operating activities	42,712	39,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(414,025)	—
Purchase of securities held-to-maturity	(119,447)	(322,348)
Maturities/paydowns/calls of securities available-for-sale	18,442	111,800
Maturities/paydowns/calls of securities held-to-maturity	72,794	80,847
Purchase of mortgage loans	(148,014)	(181,968)
Net change in loans	22,720	(29,831)
Changes in Federal Home Loan Bank stock and other investments	(13)	1,023
Purchase of premises and equipment	(639)	(154)
Proceeds from redemption of company-owned life insurance	604	1,969
Net cash (used in) investing activities	(567,578)	(338,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(76,147)	811,895
Exercise of stock options	870	1,069
Payment of cash dividends	(23,596)	(23,432)
Redemption of subordinated debt	(40,000)	—
Issuance of subordinated debt, net of issuance costs	39,274	—
Net cash (used-in) provided by financing activities	(99,599)	789,532
Net (decrease) increase in cash and cash equivalents	(624,465)	490,274
Cash and cash equivalents, beginning of period	1,306,216	1,131,073
Cash and cash equivalents, end of period	$681,751	$1,621,347

Supplemental disclosures of cash flow information:
Interest paid	$4,878	$4,628
Income taxes paid, net	$19,171	$12,392

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$1,751	$—
Transfer of loans held-for-sale to loan portfolio	$480	$—

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2022.

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

In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restrucurings and Vintage Disclosures, which 1) eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and the amendments should be applied prospectively, although the entity has the option to apply a modified retrospective transition method for the recognition and measurement of TDRs, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements, however, the impact is not expected to be material.

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,365,172 and 1,056,216 weighted average stock options outstanding for the three months ended September 30, 2022 and 2021, respectively, and 1,365,172 and 1,066,216 weighted average stock options outstanding for the nine months ended September 30, 2022 and 2021, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands, except per share amounts)
Net income	$18,069	$13,718	$45,756	$33,735

Weighted average common shares outstanding for basic
earnings per common share	60,686,992	60,220,717	60,541,015	60,078,953
Dilutive potential common shares	436,809	539,472	463,825	556,351
Shares used in computing diluted earnings per common share	61,123,801	60,760,189	61,004,840	60,635,304

Basic earnings per share	$0.30	$0.23	$0.76	$0.56
Diluted earnings per share	$0.30	$0.23	$0.75	$0.56

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2022 and 2021
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance July 1, 2022, net of taxes	$(2,909)	$—	$(13,009)	$(15,918)
Other comprehensive (loss) before reclassification,
net of taxes	(9,364)	—	(3)	(9,367)
Amounts reclassified from other comprehensive income,
net of taxes	—	—	73	73
Net current period other comprehensive income (loss),
net of taxes	(9,364)	—	70	(9,294)

Ending balance September 30, 2022, net of taxes	$(12,273)	$—	$(12,939)	$(25,212)

Beginning balance July 1, 2021, net of taxes	$2,873	$243	$(14,648)	$(11,532)
Other comprehensive (loss) before reclassification,
net of taxes	(259)	—	(1)	(260)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(9)	95	86
Net current period other comprehensive income (loss),
net of taxes	(259)	(9)	94	(174)

Ending balance September 30, 2021, net of taxes	$2,614	$234	$(14,554)	$(11,706)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Nine Months Ended September 30, 2022 and 2021
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2022, net of taxes	$2,153	$—	$(13,149)	$(10,996)
Other comprehensive (loss) before reclassification,
net of taxes	(14,426)	—	(9)	(14,435)
Amounts reclassified from other comprehensive income,
net of taxes	—	—	219	219
Net current period other comprehensive income (loss),
net of taxes	(14,426)	—	210	(14,216)

Ending balance September 30, 2022, net of taxes	$(12,273)	$—	$(12,939)	$(25,212)

Beginning balance January 1, 2021, net of taxes	$3,929	$261	$(14,907)	$(10,717)
Other comprehensive (loss) before reclassification,
net of taxes	(1,315)	—	(3)	(1,318)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(27)	356	329
Net current period other comprehensive income (loss),
net of taxes	(1,315)	(27)	353	(989)

Ending balance September 30, 2021, net of taxes	$2,614	$234	$(14,554)	$(11,706)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2022	2021	Net Income is Presented

	(Dollars in thousands)
Amortization of unrealized gain on securities available-
for-sale that were reclassified to securities
held-to-maturity	$—	$13	Interest income on taxable securities
	—	(4)	Income tax expense
	—	9	Net of tax

Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	10	1
Prior service cost and actuarial losses (3)	(114)	(136)
	(104)	(135)	Other noninterest expense
	31	40	Income tax benefit
	(73)	(95)	Net of tax
Total reclassification from AOCI for the period	$(73)	$(86)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

	Amounts Reclassified from
	AOCI
	Nine Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2022	2021	Net Income is Presented

	(Dollars in thousands)
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	$—	$39	Interest income on taxable securities
	—	(12)	Income tax expense
	—	27	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	31	3
Prior service cost and actuarial losses (3)	(342)	(508)
	(311)	(505)	Other noninterest expense
	92	149	Income tax benefit
	(219)	(356)	Net of tax
Total reclassification from AOCI for the period	$(219)	$(329)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
September 30, 2022	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$415,459	$5	$(10,075)	$—	$405,389
Agency mortgage-backed securities	80,449	—	(7,304)	—	73,145
Total	$495,908	$5	$(17,379)	$—	$478,534

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
September 30, 2022	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$665,679	$—	$(108,074)	$557,605	$—
Municipals - exempt from Federal tax	38,130	4	(2,129)	36,005	(15)
Total	$703,809	$4	$(110,203)	$593,610	$(15)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2021	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$99,359	$2,893	$—	$—	$102,252
Total	$99,359	$2,893	$—	$—	$102,252

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2021	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$607,377	$3,157	$(4,752)	$605,782	$—
Municipals - exempt from Federal tax	51,063	804	—	51,867	(43)
Total	$658,440	$3,961	$(4,752)	$657,649	$(43)

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows for the periods indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$395,856	$(10,075)	$—	$—	$395,856	$(10,075)
Agency mortgage-backed securities	73,145	(7,304)	—	—	73,145	(7,304)
Total	$469,001	$(17,379)	$—	$—	$469,001	$(17,379)

Securities held-to-maturity:
Agency mortgage-backed securities	$333,127	$(57,166)	$224,478	$(50,908)	$557,605	$(108,074)
Municipals — exempt from Federal tax	34,817	(2,129)	—	—	34,817	(2,129)
Total	$367,944	$(59,295)	$224,478	$(50,908)	$592,422	$(110,203)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)
Total	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At September 30, 2022, the Company held 452 securities (171 available-for-sale and 281 held-to-maturity), of which 444 had fair value below amortized cost. At September 30, 2022, there were $395,856,000 of U.S. Treasury securities available-for-sale, and $73,145,000 of agency mortgage-backed securities available-for-sale, carried with an unrealized loss for less than 12 months. At September 30, 2022, there were $333,127,000 of agency mortgage-backed securities held-to-maturity, and $34,817,000 of municipal securities, carried with an unrealized loss for less than 12 months, and $224,478,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities carried less than 12 months was ($76,674,000), and the total unrealized loss for securities carried for 12 months or more was ($50,908,000) at September 30, 2022. The unrealized loss was due to higher interest rates in comparison to when the security was purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.

The amortized cost and estimated fair values of securities as of September 30, 2022 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after 3 months through one year	$26,310	$26,155
Due after one through five years	389,149	379,234
Agency mortgage-backed securities	80,449	73,145
Total	$495,908	$478,534

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after three months through one year	$554	$550
Due after one through five years	7,407	7,279
Due after five through ten years	27,335	25,514
Due after ten years	2,834	2,662
Agency mortgage-backed securities	665,679	557,605
Total	$703,809	$593,610

Securities with amortized cost of $68,105,000 and $42,473,000 as of September 30, 2022 and December 31, 2021 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the nine months ended September 30, 2022 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2022	$43
Provision for (recapture of) credit losses	(28)
Ending balance September 30, 2022	$15

For the nine months ended September 30, 2022, there was a reduction of $28,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments. The bond ratings for the Company’s municipal investment securities at September 30, 2022 were consistent with the ratings at December 31, 2021.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $1,614,000 of Small Business Administration

(“SBA”) Paycheck Protection Program (“PPP”) loans at September 30, 2022, and $88,726,000 at December 31, 2021. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$542,829	$682,834
Real estate:
CRE - owner occupied	612,241	595,934
CRE - non-owner occupied	1,023,405	902,326
Land and construction	167,439	147,855
Home equity	116,489	109,579
Multifamily	229,455	218,856
Residential mortgages	508,839	416,660
Consumer and other	16,620	16,744
Loans	3,217,317	3,090,788
Deferred loan fees, net	(844)	(3,462)
Loans, net of deferred fees	3,216,473	3,087,326
Allowance for credit losses on loans	(46,921)	(43,290)
Loans, net	$3,169,552	$3,044,036

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490
Charge-offs	(7)	—	—	—	—	—	—	—	(7)
Recoveries	202	4	—	—	26	—	—	200	432
Net recoveries	195	4	—	—	26	—	—	200	425
Provision for (recapture of) credit losses on loans	302	(96)	(416)	(7)	(36)	406	1,077	(224)	1,006
End of period balance	$7,099	$5,917	$21,058	$2,491	$685	$3,230	$6,309	$132	$46,921

	Three Months Ended September 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956
Charge-offs	(65)	—	—	—	—	—	—	—	(65)
Recoveries	263	4	—	—	36	—	—	—	303
Net recoveries	198	4	—	—	36	—	—	—	238
Provision for (recapture of) credit losses on loans	(822)	57	665	(112)	(94)	(61)	(97)	(50)	(514)
End of period balance	$10,233	$8,267	$17,150	$2,024	$1,011	$2,889	$1,871	$235	$43,680

	Nine Months Ended September 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(378)	—	—	—	—	—	—	—	(378)
Recoveries	335	11	—	—	81	—	—	3,324	3,751
Net recoveries	(43)	11	—	—	81	—	—	3,324	3,373
Provision for (recapture of) credit losses on loans	(1,272)	(2,048)	3,933	660	(260)	434	2,177	(3,366)	258
End of period balance	$7,099	$5,917	$21,058	$2,491	$685	$3,230	$6,309	$132	$46,921

	Nine Months Ended September 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(433)	—	—	—	—	—	—	—	(433)
Recoveries	1,191	12	—	884	75	—	—	70	2,232
Net (charge-offs) recoveries	758	12	—	884	75	—	—	70	1,799
Provision for (recapture of) credit losses on loans	(2,112)	(305)	734	(1,369)	(361)	85	928	(119)	(2,519)
End of period balance	$10,233	$8,267	$17,150	$2,024	$1,011	$2,889	$1,871	$235	$43,680

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	September 30, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$137	$354	$493	$984
Real estate:
Home equity	—	—	52	52
Total	$137	$354	$545	$1,036

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

The following tables present the aging of past due loans by class for the periods indicated:

	September 30, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$5,357	$1,983	$585	$7,925	$534,904	$542,829
Real estate:
CRE - Owner Occupied	—	—	—	—	612,241	612,241
CRE - Non-Owner Occupied	1,336	—	—	1,336	1,022,069	1,023,405
Land and construction	—	—	—	—	167,439	167,439
Home equity	—	—	—	—	116,489	116,489
Multifamily	—	—	—	—	229,455	229,455
Residential mortgages	—	725	—	725	508,114	508,839
Consumer and other	—	125	—	125	16,495	16,620
Total	$6,693	$2,833	$585	$10,111	$3,207,206	$3,217,317

	December 31, 2021
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$2,714	$168	$408	$3,290	$679,544	$682,834
Real estate:
CRE - Owner Occupied	—	—	1,126	1,126	594,808	595,934
CRE - Non-Owner Occupied	—	—	—	—	902,326	902,326
Land and construction	—	—	—	—	147,855	147,855
Home equity	—	—	—	—	109,579	109,579
Multifamily	—	—	—	—	218,856	218,856
Residential mortgages	599	—	—	599	416,061	416,660
Consumer and other	—	—	—	—	16,744	16,744
Total	$3,313	$168	$1,534	$5,015	$3,085,773	$3,090,788

Past due loans 30 days or greater totaled $10,111,000 and $5,015,000 at September 30, 2022 and December 31, 2021, respectively, of which $125,000 and $1,258,000 were on nonaccrual, at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, there were also $366,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2021, there were also $2,202,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of September 30, 2022 and December 31, 2021.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at September 30, 2022 and December 31, 2021. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at September 30, 2022 and December 31, 2021. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of September 30, 2022						Amortized
						2017 and	Cost
	09/30/2022	12/31/2021	12/31/2020	12/31/2019	12/31/2018	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$107,182	$39,653	$41,903	$8,108	$7,675	$8,109	$283,912	$496,542
Special Mention	3,020	7,723	470	200	364	177	18,912	30,866
Substandard	74	577	28	-	8	60	14,183	14,930
Substandard-Nonaccrual	-	382	32	-	-	77	-	491
Total	110,276	48,335	42,433	8,308	8,047	8,423	317,007	542,829

CRE - Owner Occupied:
Pass	107,996	158,793	125,913	53,744	46,652	103,077	7,721	603,896
Special Mention	-	2,044	2,010	-	-	399	-	4,453
Substandard	743	-	3,136	-	-	13	-	3,892
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	108,739	160,837	131,059	53,744	46,652	103,489	7,721	612,241

CRE - Non-Owner Occupied:
Pass	256,054	352,789	120,090	107,017	15,231	160,615	2,897	1,014,693
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	2,687	-	-	6,025	-	8,712
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	256,054	352,789	122,777	107,017	15,231	166,640	2,897	1,023,405

Land and construction:
Pass	105,233	52,120	8,046	2,040	-	-	-	167,439
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	105,233	52,120	8,046	2,040	-	-	-	167,439

Home equity:
Pass	-	-	-	-	-	-	116,060	116,060
Special Mention	-	98	-	-	-	-	-	98
Substandard	-	-	55	-	-	144	132	331
Substandard-Nonaccrual	-	-	-	-	-	-		-
Total	-	98	55	-	-	144	116,192	116,489

Multifamily:
Pass	30,763	105,073	27,439	30,435	15,280	20,395	70	229,455
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	30,763	105,073	27,439	30,435	15,280	20,395	70	229,455

Residential mortgage:
Pass	160,695	300,323	12,553	6,720	2,889	19,769	-	502,949
Special Mention	2,393	-	2,556	-	-	725	-	5,674
Substandard	-	-	-	-	-	216	-	216
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	163,088	300,323	15,109	6,720	2,889	20,710	-	508,839

Consumer and other:
Pass	429	504	-	15	1,379	848	13,320	16,495
Special Mention	-	-	-	-	-	-	125	125
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	429	504	-	15	1,379	848	13,445	16,620

Total loans	$774,582	$1,020,079	$346,918	$208,279	$89,478	$320,649	$457,332	$3,217,317

Risk Grades:
Pass	$768,352	$1,009,255	$335,944	$208,079	$89,106	$312,813	$423,980	$3,147,529
Special Mention	5,413	9,865	5,036	200	364	1,301	19,037	41,216
Substandard	817	577	5,906	-	8	6,458	14,315	28,081
Substandard-Nonaccrual	-	382	32	-	-	77	-	491
Grand Total	$774,582	$1,020,079	$346,918	$208,279	$89,478	$320,649	$457,332	$3,217,317

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2021						Amortized
							Cost
	2021	2020	2019	2018	2017	Prior Periods	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$208,645	65,257	$15,086	$12,281	$7,311	$5,507	$349,717	$663,804
Special Mention	2,210	512	219	764	243	204	4,024	8,176
Substandard	3,709	930	-	13	302	2	4,776	9,732
Substandard-Nonaccrual	595	442	37	-	-	48	-	1,122
Total	215,159	67,141	15,342	13,058	7,856	5,761	358,517	682,834

CRE - Owner Occupied:
Pass	170,504	135,103	65,596	57,017	31,657	107,203	14,486	581,566
Special Mention	568	2,254	672	-	-	355	-	3,849
Substandard	985	6,042	-	1,477	-	889	-	9,393
Substandard-Nonaccrual	-	1,100	-	-	-	26	-	1,126
Total	172,057	144,499	66,268	58,494	31,657	108,473	14,486	595,934

CRE - Non-Owner Occupied:
Pass	374,470	141,404	115,170	45,959	68,125	134,454	2,068	881,650
Special Mention	-	5,388	-	-	1,133	3,816	-	10,337
Substandard	-	5,842	-	-	-	4,497	-	10,339
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	374,470	152,634	115,170	45,959	69,258	142,767	2,068	902,326

Land and construction:
Pass	125,844	11,401	4,385	-	-	1,300	3,566	146,496
Special Mention	1,359	-	-	-	-	-	-	1,359
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	127,203	11,401	4,385	-	-	1,300	3,566	147,855

Home equity:
Pass	-	-	-	46	-	-	106,738	106,784
Special Mention	-	-	-	-	-	-	1,931	1,931
Substandard	-	-	-	-	-	54	726	780
Substandard-Nonaccrual	-	84	-	-	-	-	-	84
Total	-	84	-	46	-	54	109,395	109,579

Multifamily:
Pass	102,535	27,955	30,820	16,151	16,261	13,895	-	207,617
Special Mention	5,804	-	4,307	-	-	-	-	10,111
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	1,128	-	-	-	-	-	-	1,128
Total	109,467	27,955	35,127	16,151	16,261	13,895	-	218,856

Residential mortgage:
Pass	360,424	17,875	8,065	3,070	6,015	19,967	-	415,416
Special Mention	-	-	-	-	-	1,244	-	1,244
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	360,424	17,875	8,065	3,070	6,015	21,211	-	416,660

Consumer and other:
Pass	491	2	40	1,426	14	1,000	13,756	16,729
Special Mention	-	-	-	-	-	-	-	-
Substandard	15	-	-	-	-	-	-	15
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	506	2	40	1,426	14	1,000	13,756	16,744

Total loans	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

Risk Grades:.
Pass	$1,342,913	398,997	$239,162	$135,950	$129,383	$283,326	$490,331	$3,020,062
Special Mention	9,941	8,154	5,198	764	1,376	5,619	5,955	37,007
Substandard	4,709	12,814	-	1,490	302	5,442	5,502	30,259
Substandard-Nonaccrual	1,723	1,626	37	-	-	74	-	3,460
Grand Total	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

The amortized cost basis of collateral-dependent loans by business assets was $354,000 and $1,028,000 at September 30, 2022 and December 31, 2021, respectfully.

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

The book balance of troubled debt restructurings at September 30, 2022 was $52,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2021 was $500,000 which included $372,000 of nonaccrual loans and $128,000 of accruing loans. There were no specific reserves established with respect to these loans as of September 30, 2022, and approximately $290,000 in specific reserves were established with respect to these loans as of December 31, 2021.

There were no loans modified as a troubled debt restructuring during the nine months ended September 30, 2022. There was one new loan with total recorded investment of $3,000 that was modified as a troubled debt restructuring during the nine months ended September 30, 2021.

The following table presents loans by class modified as troubled debt restructurings for the period indicated:

	During the Nine Months Ended
	September 30, 2021
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	1	$3	$3
Total	1	$3	$3

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the nine months ended September 30, 2022 and 2021.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Goodwill and Other Intangible Assets

Goodwill

At September 30, 2022, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”). If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, then a quantitative impairment test is required. The quantitative assessment identifies if a reporting unit fair value is less than its carrying value. If it is, then the Company will recognize goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

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

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	September 30, 2022
	Gross		Remaining
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(13,817)	$11,206
Customer relationship and brokered relationship intangibles	1,900	(1,503)	397
Below market leases	110	(21)	89
Total	$27,033	$(15,341)	$11,692

	December 31, 2021
	Gross		Remaining
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(11,982)	$13,041
Customer relationship and brokered relationship intangibles	1,900	(1,361)	539
Below market leases	110	(22)	88
Total	$27,033	$(13,365)	$13,668

As of September 30, 2022, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2022 remaining	$612	48	$(1)	$659
2023	2,217	190	(2)	2,405
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
Thereafter	1,609	—	33	1,642
	$11,206	$397	$89	$11,692

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2022 and December 31, 2021.

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

The Company had net deferred tax assets of $33,021,000 and $28,757,000, at September 30, 2022 and December 31, 2021, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2022 and December 31, 2021 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Low income housing investments	$3,748	$4,380
Future commitments	$568	$568

The Company expects $55,000 of the future commitments to be paid in 2022, and $513,000 in 2023 through 2025.

For tax purposes, the Company had low income housing tax credits of $210,000 for both the three months ended September 30, 2022 and 2021, and low income housing investment expense of $211,000 and $209,000, respectively. For tax purposes, the Company had low income housing tax credits of $630,000 for both the nine months ended September 30, 2022 and 2021, and low income housing investment expense of $632,000 and $627,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$87	$120	$261	$360
Interest cost	216	190	648	570
Amortization of prior service cost	—	—	—	100
Amortization of net actuarial loss	114	136	342	408
Net periodic benefit cost	$417	$446	$1,251	$1,438

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,244	$9,689
Interest cost	185	219
Actuarial loss	—	(664)
Projected benefit obligation at end of period	$9,429	$9,244

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Net actuarial loss	$4,699	$4,601
Prior transition obligation	812	879
Accumulated other comprehensive loss	$5,511	$5,480

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(10)	$(1)	$(31)	$(3)
Interest cost	62	54	185	164
Net periodic benefit cost	$52	$53	$154	$161

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at September 30, 2022
Available-for-sale securities:
U.S. Treasury	$405,389	$405,389	$—	$—
Agency mortgage-backed securities	73,145	—	73,145	—
I/O strip receivables	171	—	171	—

Assets at December 31, 2021
Available-for-sale securities:
Agency mortgage-backed securities	$102,252	$—	$102,252	$—
I/O strip receivables	221	—	221	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at September 30, 2022 or December 31, 2021.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At September 30, 2022 and December 31, 2021, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at September 30, 2022 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$681,751	$681,751	$—	$—	$681,751
Securities available-for-sale	478,534	405,389	73,145	—	478,534
Securities held-to-maturity, net	703,794	—	593,610	—	593,610
Loans (including loans held-for-sale), net	3,171,633	—	2,081	3,022,893	3,024,974
FHLB stock, FRB stock, and other
investments	32,517	—	—	—	N/A
Accrued interest receivable	14,348	1,683	2,334	10,331	14,348
I/O strips receivables	171	—	171	—	171
Liabilities:
Time deposits	$131,460	$—	$131,643	$—	$131,643
Other deposits	4,551,805	—	4,551,805	—	4,551,805
Subordinated debt	39,312	—	36,945	—	36,945
Accrued interest payable	960	—	960	—	960

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2021:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,306,216	$1,306,216	$—	$—	$1,306,216
Securities available-for-sale	102,252	—	102,252	—	102,252
Securities held-to-maturity, net	658,397	—	657,649	—	657,649
Loans (including loans held-for-sale), net	3,046,403	—	2,367	3,061,558	3,063,925
FHLB stock, FRB stock, and other
investments	32,504	—	—	—	N/A
Accrued interest receivable	10,781	—	1,719	9,062	10,781
I/O strips receivables	221	—	221	—	221
Liabilities:
Time deposits	$139,834	$—	$140,086	$—	$140,086
Other deposits	4,619,578	—	4,619,578	—	4,619,578
Subordinated debt	39,925	—	40,425	—	40,425
Accrued interest payable	477	—	477	—	477

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. For the nine months ended September 30, 2022, the Company granted 372,000 shares of nonqualified stock options and 238,811 shares of restricted stock. There were 1,426,575 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2022.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2022	2,584,632	$10.00
Granted	372,000	$11.03
Exercised	(150,652)	$5.77
Forfeited or expired	(91,175)	$12.26
Outstanding at September 30, 2022	2,714,805	$10.30	5.53	$4,998,498
Vested or expected to vest	2,551,917		5.53	$4,698,588
Exercisable at September 30, 2022	2,011,447		4.39	$4,636,786

Information related to the equity plans for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
Intrinsic value of options exercised	$719,946	$1,103,925
Cash received from option exercise	$869,950	$1,069,391
Tax benefit (expense) realized from option exercises	$53,552	$58,208
Weighted average fair value of options granted	$2.18	$2.32

As of September 30, 2022, there was $1,422,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.79 years.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2022	298,566	$11.03
Granted	238,811	$11.16
Vested	(252,081)	$11.81
Forfeited or expired	(12,506)	$10.93
Nonvested shares at September 30, 2022	272,790	$11.05

As of September 30, 2022, there was $2,456,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.04 years.

11) Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $688,000, totaled $39,312,000 at September 30, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40,000,000 of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest of $1,100,000.

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2022. There are no conditions or events since September 30, 2022, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2022 and December 31, 2021, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2022
Total Capital	$538,072	14.5%	$388,764	10.5%
(to risk-weighted assets)
Tier 1 Capital	$459,504	12.4%	$314,714	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$459,504	12.4%	$259,176	7.0%
(to risk-weighted assets)
Tier 1 Capital	$459,504	8.7%	$211,506	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2022
Total Capital	$516,460	14.0%	$370,032	10.0%	$388,534	10.5%
(to risk-weighted assets)
Tier 1 Capital	$477,203	12.9%	$296,026	8.0%	$314,527	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$477,203	12.9%	$240,521	6.5%	$259,022	7.0%
(to risk-weighted assets)
Tier 1 Capital	$477,203	9.0%	$264,272	5.0%	$211,417	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2021
Total Capital	$484,382	13.8%	$351,839	10.0%	$369,431	10.5%
(to risk-weighted assets)
Tier 1 Capital	$451,586	12.8%	$281,471	8.0%	$299,063	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$451,586	12.8%	$228,695	6.5%	$246,287	7.0%
(to risk-weighted assets)
Tier 1 Capital	$451,586	8.2%	$275,109	5.0%	$220,087	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,312,000 at September 30, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As September 30, 2022, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $25,140,000. HBC distributed to HCC dividends of $8,000,000, during the third, second and first quarters of 2022, for a total of $24,000,000.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at September 30, 2022 follows:

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,163,219,000 at September 30, 2022, and $1,150,811,000 at December 31, 2021. Unused commitments represented 36% outstanding gross loans at September 30, 2022, and 37% at December 31, 2021.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	September 30, 2022			December 31, 2021
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$102,770	$1,049,501	$1,152,271	$119,071	$1,015,588	$1,134,659
Standby letters of credit	3,942	7,006	10,948	3,084	13,068	16,152
	$106,712	$1,056,507	$1,163,219	$122,155	$1,028,656	$1,150,811

For the nine months ended September 30, 2022, there was an increase of $2,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The increase in the allowance for credit losses for off-balance sheet credit exposures in the first nine months of 2022 was driven by higher loan committments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $817,000 at September 30, 2022 and $815,000 at December 31, 2021.

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

The Company currently accounts for sales of foreclosed assets in accordance with Topic 360-20. In most cases the Company will seek to engage a real estate agent for the sale of foreclosed assets immediately upon foreclosure. However, in some cases, where there is clear demand for the property in question, the Company may elect to allow for a marketing period of no more than six months to attempt a direct sale of the property. We generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers. Any gains or losses from the sale are recorded to noninterest income/expense.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	September 30,
	2022	2021

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,360	$584
Total noninterest income in-scope of Topic 606	1,360	584
Noninterest Income Out-of-scope of Topic 606	1,421	1,824
Total noninterest income	$2,781	$2,408

	Nine Months Ended
	September 30,
	2022	2021

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$2,839	$1,844
Total noninterest income in-scope of Topic 606	2,839	1,844
Noninterest Income Out-of-scope of Topic 606	4,500	5,034
Total noninterest income	$7,339	$6,878

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Salaries and employee benefits	$14,119	$12,461	$41,416	$38,991
Occupancy and equipment	2,415	2,151	7,129	6,672
Insurance expense	1,361	949	3,447	2,273
Professional fees	1,230	1,211	3,601	4,701
Amortization of intangible assets	659	754	1,976	2,241
Data processing	562	507	1,894	1,624
Reserve for litigation	—	500	—	4,500
Other	3,553	3,298	10,878	9,848
Total noninterest expense	$23,899	$21,831	$70,341	$70,850

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of September 30, 2022, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $32,943,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,691	$1,621	$4,931	$4,913
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,252	$1,432	$3,697	$3,837
Operating Lease - ROU assets	$32,943	$35,707	$32,943	$35,707
Operating Lease - Liabilities	$32,943	$35,707	$32,943	$35,707
Weighted Average Lease Term - Operating Leases	6.86 yrs	7.59 yrs	6.86 yrs	7.59 yrs
Weighted Average Discount Rate - Operating Leases	4.44%	4.48%	4.44%	4.48%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of September 30, 2022:

(Dollars in thousands)
2022 remaining	$1,562
2023	5,964
2024	5,636
2025	5,233
2026	4,671
Thereafter	15,479
Total undiscounted cash flows	38,545
Discount on cash flows	(5,602)
Total lease liability	$32,943

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

	Three Months Ended September 30, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)

Interest income	$46,973	$3,201	$50,174
Intersegment interest allocations	329	(329)	—
Total interest expense	2,133	—	2,133
Net interest income	45,169	2,872	48,041
Provision for (recapture of) credit losses on loans	1,126	(120)	1,006
Net interest income after provision	44,043	2,992	47,035
Noninterest income	2,677	104	2,781
Noninterest expense	22,216	1,683	23,899
Intersegment expense allocations	128	(128)	—
Income before income taxes	24,632	1,285	25,917
Income tax expense	7,468	380	7,848
Net income	$17,164	$905	$18,069

Total assets	$5,355,212	$76,050	$5,431,262
Loans, net of deferred fees	$3,155,923	$60,550	$3,216,473
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Three Months Ended September 30, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$37,093	$2,814	$39,907
Intersegment interest allocations	219	(219)	—
Total interest expense	1,725	—	1,725
Net interest income	35,587	2,595	38,182
Provision (recapture) for credit losses on loans	(588)	74	(514)
Net interest income after provision	36,175	2,521	38,696
Noninterest income	2,313	95	2,408
Noninterest expense	20,428	1,403	21,831
Intersegment expense allocations	69	(69)	—
Income before income taxes	18,129	1,144	19,273
Income tax expense	5,217	338	5,555
Net income	$12,912	$806	$13,718

Total assets	$5,392,948	$70,054	$5,463,002
Loans, net of deferred fees	$2,776,114	$56,745	$2,832,859
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Nine Months Ended September 30, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$124,513	$9,123	$133,636
Intersegment interest allocations	887	(887)	—
Total interest expense	5,495	—	5,495
Net interest income	119,905	8,236	128,141
Provision for (recapture of) credit losses on loans	259	(1)	258
Net interest income after provision	119,646	8,237	127,883
Noninterest income	7,049	290	7,339
Noninterest expense	65,542	4,799	70,341
Intersegment expense allocations	370	(370)	—
Income before income taxes	61,523	3,358	64,881
Income tax expense	18,132	993	19,125
Net income	$43,391	$2,365	$45,756

Total assets	$5,355,212	$76,050	$5,431,262
Loans, net of deferred fees	$3,155,923	$60,550	$3,216,473
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Nine Months Ended September 30, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$105,064	$8,236	$113,300
Intersegment interest allocations	632	(632)	—
Total interest expense	5,284	—	5,284
Net interest income	100,412	7,604	108,016
Provision (recapture) for credit losses on loans	(2,537)	18	(2,519)
Net interest income after provision	102,949	7,586	110,535
Noninterest income	6,522	356	6,878
Noninterest expense	66,656	4,194	70,850
Intersegment expense allocations	302	(302)	—
Income before income taxes	43,117	3,446	46,563
Income tax expense	11,809	1,019	12,828
Net income	$31,308	$2,427	$33,735

Total assets	$5,392,948	$70,054	$5,463,002
Loans, net of deferred fees	$2,776,114	$56,745	$2,832,859
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On October 27, 2022, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on November 22, 2022, to shareholders of record at the close of the business day on November 8, 2022.

TEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Performance Overview

For the three months ended September 30, 2022, net income was $18.1 million, or $0.30 per average diluted common share, compared to $13.7 million, or $0.23 per average diluted common share, for the three months ended September 30, 2021. The Company’s annualized return on average tangible assets was 1.36% and annualized return on average tangible equity was 16.60% for the three months ended September 30, 2022, compared to 1.10% and 13.49%, respectively, for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, net income was $45.8 million, or $0.75 per average diluted common share, compared to $33.7 million, or $0.56 per average diluted common share, for the nine months ended September 30, 2021. The Company’s annualized return on average tangible assets was 1.17% and annualized return on average tangible equity was 14.41% for the nine months ended September 30, 2022, compared to 0.94% and 11.29%, respectively, for the nine months ended September 30, 2021.

Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”)

In response to economic stimulus laws passed by Congress in 2020 and 2021, the Bank funded two rounds of SBA PPP loans totaling $530.8 million. At September 30, 2022, there were no remaining “Round 1” PPP loans. After accounting for loan payoffs and SBA loan forgiveness, “Round 2” PPP loans totaled $1.6 million at September 30, 2022. The following table shows interest income, fee income and deferred origination costs generated by the PPP loans, and the PPP loan outstanding balances and related deferred fees and costs for the periods indicated:

	At or For the Quarter Ended:			At or For the Nine Months Ended:
PPP LOANS	September 30,	December 31,	September 30,	September 30,	September 30,
(in $000’s, unaudited)	2022	2021	2021	2022	2021

	(Dollars in thousands)
Interest income	$11	$318	$548	$210	$2,163
Fee income, net	190	2,211	2,508	2,029	7,784
Total	$201	$2,529	$3,056	$2,239	$9,947

PPP loans outstanding at period end:
Round 1	$—	$1,717	$5,795	$—	$5,795
Round 2	1,614	87,009	158,711	1,614	158,711
Total	$1,614	$88,726	$164,506	$1,614	$164,506

Deferred fees outstanding at period end	$(132)	$(2,342)	$(4,831)	$(132)	$(4,831)
Deferred costs outstanding at period end	8	189	461	8	461
Total	$(124)	$(2,153)	$(4,370)	$(124)	$(4,370)

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	September 30,	September 30,
	2022	2021

	(Dollars in thousands)
Total factored receivables at period-end	$60,550	$56,745
Average factored receivables:
For the three months ended	$62,623	$50,674
For the nine months ended	$61,508	$49,263
Total full time equivalent employees at period-end	30	31

Third Quarter 2022 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, increased 26% to $48.0 million for the third quarter of 2022, compared to $38.2 million for the third quarter of 2021. The fully tax equivalent (“FTE”) net interest margin increased 55 basis points to 3.73% for the third quarter of 2022, from 3.18% for the third quarter of 2021, primarily due to a shift in the mix of earning assets into higher yielding loans and investment securities, and higher average yield on overnight funds, partially offset by lower interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and a higher cost of funds.

●	Net interest income, before provision for credit losses on loans, increased 19% to $128.1 million for the first nine months of 2022, compared to $108.0 million for the first nine months of 2021. For the first nine months of 2022, the FTE net interest margin increased 26 basis points to 3.39%, compared to 3.13% for the first nine months of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, partially offset by lower interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, and lower prepayment fees.

●	The average yield on the total loan portfolio decreased to 4.90% for the third quarter of 2022, compared to 5.18% for the third quarter of 2021, primarily due to lower interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages, partially offset by increases in the prime rate.

●	The average yield on the total loan portfolio decreased to 4.81% for the nine months ended September 30, 2022, compared to 5.07% for the nine months ended September 30, 2021, primarily due to a decrease in interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and an increase in the average balance of lower yielding purchased residential mortgages.

●	In aggregate, the remaining net purchase discount on total loans acquired from Focus Business Bank (“Focus”), Tri-Valley Bank (“Tri-Valley”), United American Bank (“United American”), and Presidio Bank (“Presidio”) was $5.0 million at September 30, 2022.

●	The average cost of total deposits was 0.13% for the third quarter of 2022, compared to 0.10% for the third quarter of 2021. The average cost of total deposits was 0.11% for both the nine months ended September 30, 2022 and September 30, 2021.

●	During the third quarter of 2022, there was a provision for credit losses on loans of $1.0 million, compared to a $514,000 negative provision for credit losses on loans for the third quarter of 2021. There was a provision for credit losses on loans of $258,000 for the nine months ended September 30, 2022, compared to a $2.5 million negative provision for credit losses on loans for the nine months ended September 30, 2021.

●	Total noninterest income increased 15% to $2.8 million for the third quarter of 2022, compared to $2.4 million for the third quarter of 2021, primarily due to higher income on off-balance sheet deposits, partially offset by a lower gain on sale of SBA loans during the third quarter of 2022, and a gain on proceeds from company-owned life insurance during the third quarter of 2021.

●	For the nine months ended September 30, 2022, total noninterest income increased 7% to $7.3 million, compared to $6.9 million for the nine months ended September 30, 2021, primarily due to higher income on off-balance sheet deposits, and a $669,000 gain on warrants, partially offset by a lower gain on sales of SBA loans and a lower gain on proceeds from company-owned life insurance during the first nine months of 2022.

●	Total noninterest expense for the third quarter of 2022 increased to $23.9 million, compared to $21.8 million for the third quarter of 2021, primarily due to higher salaries and employee benefits, occupancy and equipment, and insurance expense during the third quarter of 2022. Salaries and employee benefits included $784,000 of restricted stock expense for vesting of restricted common stock held by the previous President and Chief Executive Officer of the Company who retired during the third quarter of 2022.

●	Noninterest expense for the nine months ended September 30, 2022 decreased to $70.3 million, compared to $70.9 million for the nine months ended September 30, 2021, primarily due to a reserve for a legal settlement during the first nine months of 2021, partially offset by higher salaries and employee benefits, occupancy and equipment, and insurance expense during the first nine months of 2022.

●	The efficiency ratio was 47.02% for the third quarter of 2022, compared to 53.78% for the third quarter of 2021. The efficiency ratio for the nine months ended September 30, 2022 was 51.92%, compared to 61.67% for the nine months ended September 30, 2021. The improvement in the efficiency ratio for the third quarter and first nine months of 2022 was primarily due to an increase in net interest income from the rising interest rate environment. The efficiency ratio for the nine months ended September 30, 2021 was negatively impacted by the $4.0 million reserve for a legal settlement. Excluding the $4.0 million reserve for a legal settlement, the efficiency ratio was 58.18% for the first nine months of 2021.

●	Income tax expense was $7.8 million for the third quarter of 2022, compared to $5.6 million for the third quarter of 2021. The effective tax rate for the third quarter of 2022 was 30.3%, compared to 28.8% for the third quarter of 2021. Income tax expense for the nine months ended September 30, 2022 was $19.1 million, compared to $12.8 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 29.5%, compared to 27.5% for the nine months ended September 30, 2021.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, other investments and interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (33%) to $1.160 billion at September 30, 2022, from $1.742 billion at September 30, 2021, and decreased (18%) from $1.408 billion at December 31, 2021.

●	At September 30, 2022, securities held-to-maturity, at amortized cost, totaled $703.8 million, compared to $537.3 million at September 30, 2021, and $658.4 million, at December 31, 2021.

●	Loans, excluding loans held-for-sale, increased $383.6 million, or 14%, to $3.216 billion at September 30, 2022, compared to $2.832 billion at September 30, 2021, and increased $129.1 million, or 4%, from $3.087 billion at December 31, 2021.

●	Total loans at September 30, 2022 included $1.6 million of PPP loans, compared to $164.5 million at September 30, 2021 and $88.7 million at December 31, 2021. Total loans at September 30, 2022 included $508.8 million of residential mortgages, compared to $211.5 million at September 30, 2021, and $416.7 million at December 31, 2021. Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $244.9 million, or 10%, to $2.706 billion at September 30, 2022, compared to $2.461 billion at September 30, 2021, and increased $122.1 million, or 5%, from $2.584 billion at December 31, 2021.

●	Nonperforming assets (“NPAs”) were $1.0 million, or 0.02% of total assets, at September 30, 2022, compared to $4.7 million, or 0.09% of total assets, at September 30, 2021, and $3.7 million, or 0.07% of total assets, at December 31, 2021.

●	Classified assets were $28.6 million, or 0.53% of total assets, at September 30, 2022, compared to $31.9 million, or 0.58% of total assets, at September 30, 2021, and $33.7 million, or 0.61% of total assets, at December 31, 2021.

●	Net recoveries totaled $425,000 for the third quarter of 2022, compared to net recoveries of $238,000 for the third quarter of 2021. Net recoveries totaled $3.4 million during the first nine months of 2022, compared to net recoveries of $1.8 million for the first nine months of 2021.

●	The allowance for credit losses on loans (“ACLL”) at September 30, 2022 was $46.6 million, or 1.46% of total loans, representing 4,529.05% of total nonperforming loans. The ACLL at September 30, 2021 was $43.7 million, or 1.54% of total loans, representing 922.88% of total nonperforming loans. The ACLL at December 31, 2021 was $43.3 million, or 1.40% of total loans, representing 1,158.11% of total nonperforming loans.

●	Total deposits decreased ($43.1) million, or (1%), to $4.683 billion at September 30, 2022, compared to $4.726 billion at September 30, 2021, and decreased ($76.1) million, or (2%), from $4.759 billion at December 31, 2021. The decrease in total deposits at September 30, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($180.0) million to $123.2 million at September 30, 2022, compared to $303.2 million at December 31, 2021.

●	Deposits, excluding all time deposits and CDARS deposits, decreased ($22.3) million to $4.525 billion at September 30, 2022, compared to $4.548 billion at September 30, 2021, and decreased ($62.3) million, or (1%), compared to $4.588 billion at December 31, 2021.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 2.99% at September 30, 2022, compared to 3.28% at September 30, 2021, and 3.14% at December 31, 2021.

●	The loan to deposit ratio was 68.68% at September 30, 2022, compared to 59.94% at September 30, 2021, and 64.87% at December 31, 2021.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2022.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	14.5%	14.0%	10.0%	10.5%
Tier 1 Capital	12.4%	12.9%	8.0%	8.5%
Common Equity Tier 1 Capital	12.4%	12.9%	6.5%	7.0%
Tier 1 Leverage	8.7%	9.0%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,143,987	$38,870	4.90%	$2,771,541	$36,207	5.18%
Securities — taxable	1,076,742	5,874	2.16%	557,890	2,320	1.65%
Securities — exempt from Federal tax (3)	38,733	329	3.37%	58,679	485	3.28%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	857,911	5,170	2.39%	1,390,464	998	0.28%
Total interest earning assets	5,117,373	50,243	3.90%	4,778,574	40,010	3.32%
Cash and due from banks	37,961			37,963
Premises and equipment, net	9,591			9,962
Goodwill and other intangible assets	179,739			182,501
Other assets	121,666			130,239
Total assets	$5,466,330			$5,139,239
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,910,748			$1,835,219

Demand, interest-bearing	1,205,937	543	0.18%	1,142,762	473	0.16%
Savings and money market	1,429,055	925	0.26%	1,234,109	513	0.16%
Time deposits — under $100	12,329	5	0.16%	14,721	7	0.19%
Time deposits — $100 and over	123,458	121	0.39%	132,247	147	0.44%
CDARS — interest-bearing demand, money
market and time deposits	30,517	1	0.01%	37,257	1	0.01%
Total interest-bearing deposits	2,801,296	1,595	0.23%	2,561,096	1,141	0.18%
Total deposits	4,712,044	1,595	0.13%	4,396,315	1,141	0.10%

Subordinated debt, net of issuance costs	39,288	538	5.43%	39,851	583	5.80%
Short-term borrowings	27	—	0.00%	55	1	7.21%
Total interest-bearing liabilities	2,840,611	2,133	0.30%	2,601,002	1,725	0.26%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,751,359	2,133	0.18%	4,436,221	1,725	0.15%
Other liabilities	103,264			117,006
Total liabilities	4,854,623			4,553,227
Shareholders’ equity	611,707			586,012
Total liabilities and shareholders’ equity	$5,466,330			$5,139,239

Net interest income / margin		48,110	3.73%		38,285	3.18%
Less tax equivalent adjustment		(69)			(103)
Net interest income		$48,041			$38,182

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $507,000 for the third quarter of 2022 (of which $190,000 was from PPP loans), compared to $2,809,000 for the third quarter of 2021 (of which $2,508,000 was from PPP loans). Prepayment fees totaled $96,000 for the third quarter of 2022, compared to $1,282,000 for the third quarter of 2021.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,074,674	$110,509	4.81%	$2,729,319	$103,482	5.07%
Securities — taxable	924,694	13,725	1.98%	491,832	5,992	1.63%
Securities — exempt from Federal tax (3)	41,328	1,048	3.39%	62,454	1,538	3.29%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,025,002	8,574	1.12%	1,343,248	2,611	0.26%
Total interest earning assets (3)	5,065,698	133,856	3.53%	4,626,853	113,623	3.28%
Cash and due from banks	37,589			40,401
Premises and equipment, net	9,621			10,158
Goodwill and other intangible assets	180,393			183,262
Other assets	121,519			127,402
Total assets	$5,414,820			$4,988,076
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,868,283			$1,786,035

Demand, interest-bearing	1,244,996	1,470	0.16%	1,103,114	1,429	0.17%
Savings and money market	1,383,944	2,026	0.20%	1,184,108	1,613	0.18%
Time deposits — under $100	12,732	14	0.15%	15,315	24	0.21%
Time deposits — $100 and over	122,615	341	0.37%	132,347	482	0.49%
CDARS — interest-bearing demand, money
market and time deposits	30,356	4	0.02%	31,295	4	0.02%
Total interest-bearing deposits	2,794,643	3,855	0.18%	2,466,179	3,552	0.19%
Total deposits	4,662,926	3,855	0.11%	4,252,214	3,552	0.11%

Subordinated debt, net of issuance costs	42,552	1,640	5.15%	39,804	1,731	5.81%
Short-term borrowings	24	—	0.00%	42	1	3.18%
Total interest-bearing liabilities	2,837,219	5,495	0.26%	2,506,025	5,284	0.28%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,705,502	5,495	0.16%	4,292,060	5,284	0.16%
Other liabilities	104,524			113,265
Total liabilities	4,810,026			4,405,325
Shareholders’ equity	604,794			582,751
Total liabilities and shareholders’ equity	$5,414,820			$4,988,076

Net interest income (3) / margin		128,361	3.39%		108,339	3.13%
Less tax equivalent adjustment (3)		(220)			(323)
Net interest income		$128,141			$108,016

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balances.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $3,111,000 for the first nine months of 2022 (of which $2,029,000 was from PPP loans), compared to $8,609,000 for the first nine months of 2021 (of which $7,784,000 was from PPP loans). Prepayment fees totaled $1,155,000 for the first nine months of 2022, compared to $2,303,000 for the first nine months of 2021.
(3)	Reflects the FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$4,640	$(1,977)	$2,663
Securities — taxable	2,837	717	3,554
Securities — exempt from Federal tax (1)	(169)	13	(156)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(3,206)	7,378	4,172
Total interest income on interest-earning assets	4,102	6,131	10,233

Expense from the interest-bearing liabilities:
Demand, interest-bearing	25	45	70
Savings and money market	116	296	412
Time deposits — under $100	(1)	(1)	(2)
Time deposits — $100 and over	(9)	(17)	(26)
CDARS — interest-bearing demand, money market
and time deposits	—	—	—
Subordinated debt, net of issuance costs	(7)	(38)	(45)
Short-term borrowings	—	(1)	(1)
Total interest expense on interest-bearing liabilities	124	284	408
Net interest income	$3,978	$5,847	9,825
Less tax equivalent adjustment			34
Net interest income			$9,859

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$12,319	$(5,292)	$7,027
Securities — taxable	6,441	1,292	7,733
Securities — exempt from Federal tax (1)	(536)	46	(490)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(2,678)	8,641	5,963
Total interest income on interest-earning assets	15,546	4,687	20,233

Expense from the interest-bearing liabilities:
Demand, interest-bearing	150	(109)	41
Savings and money market	255	158	413
Time deposits — under $100	(3)	(7)	(10)
Time deposits — $100 and over	(25)	(116)	(141)
CDARS — interest-bearing demand, money market
and time deposits	(1)	1	—
Subordinated debt, net of issuance costs	107	(198)	(91)
Short-term borrowings	—	(1)	(1)
Total interest expense on interest-bearing liabilities	483	(272)	211
Net interest income	$15,063	$4,959	20,022
Less tax equivalent adjustment			103
Net interest income			$20,125
(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

Net interest income, before provision for credit losses on loans, increased 26% to $48.0 million for the third quarter of 2022, compared to $38.2 million for the third quarter of 2021. The fully tax equivalent (“FTE”) net interest margin increased 55 basis points to 3.73% for the third quarter of 2022, from 3.18% for the third quarter of 2021, primarily due to a shift in the mix of earning assets into higher yielding loans and investment securities, and higher average yield on overnight funds, partially offset by lower interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and a higher cost of funds.

Net interest income increased 19% to $128.1 million for the first nine months of 2022, compared to $108.0 million for the first nine months of 2021. For the first nine months of 2022, the FTE net interest margin increased 26 basis points to 3.39%, compared to 3.13% for the first nine months of 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, partially offset by lower interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, and lower prepayment fees.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	September 30, 2022			September 30, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,574,842	$30,490	4.70%	$2,317,985	$25,476	4.36%
Prepayment fees	—	96	0.01%	—	1,282	0.22%
PPP loans	4,593	11	0.95%	218,098	548	1.00%
PPP fees, net	—	190	16.41%	—	2,508	4.56%
Asset-based lending	53,514	1,032	7.65%	43,457	586	5.35%
Bay View Funding factored receivables	62,623	3,201	20.28%	50,674	2,815	22.04%
Purchased residential mortgages	445,256	3,414	3.04%	141,073	1,019	2.87%
Purchased commercial ("CRE") loans	8,337	83	3.95%	9,177	91	3.93%
Loan fair value mark / accretion	(5,178)	353	0.05%	(8,923)	1,882	0.32%
Total loans (includes loans held-for-sale)	$3,143,987	$38,870	4.90%	$2,771,541	$36,207	5.18%

The average yield on the total loan portfolio decreased to 4.90% for the third quarter of 2022, compared to 5.18% for the third quarter of 2021, primarily due to lower interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages, partially offset by increases in the prime rate.

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,530,130	$83,988	4.44%	$2,254,435	$75,205	4.46%
Prepayment fees	—	1,155	0.06%	—	2,303	0.14%
PPP loans	28,575	210	0.98%	290,253	2,163	1.00%
PPP fees, net	—	2,029	9.49%	—	7,784	3.59%
Asset-based lending	57,540	2,857	6.64%	35,376	1,424	5.38%
Bay View Funding factored receivables	61,508	9,123	19.83%	49,263	8,237	22.36%
Residential mortgages	394,618	8,553	2.90%	96,761	2,118	2.93%
Purchased CRE loans	8,424	237	3.76%	13,618	372	3.65%
Loan fair value mark / accretion	(6,121)	2,357	0.12%	(10,387)	3,876	0.23%
Total loans (includes loans held-for-sale)	$3,074,674	$110,509	4.81%	$2,729,319	$103,482	5.07%

The average yield on the total loan portfolio decreased to 4.81% for the nine months ended September 30, 2022, compared to 5.07% for the nine months ended September 30, 2021, primarily due to a decrease in interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and an increase in the average balance of lower yielding purchased residential mortgages.

In aggregate, the remaining net purchase discount on total loans acquired from Focus, Tri-Valley, United American, and Presidio was $5.0 million at September 30, 2022.

The average cost of total deposits was 0.13% for the third quarter of 2022, compared to 0.10% for the third quarter of 2021. The average cost of total deposits was 0.11% for both the nine months ended September 30, 2022 and September 30, 2021.

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

During the third quarter of 2022, there was a provision for credit losses on loans of $1.0 million, compared to a $514,000 negative provision for credit losses on loans for the third quarter of 2021. There was a provision for credit losses on loans of $258,000 for the nine months ended September 30, 2022, compared to a $2.5 million negative provision for credit losses on loans for the nine months ended September 30, 2021. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	September 30,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,360	$584	$776	133%
Increase in cash surrender value of life insurance	484	470	14	3%
Gain on sales of SBA loans	308	594	(286)	(48)%
Servicing income	125	129	(4)	(3)%
Gain on warrants	32	13	19	146%
Termination fees	16	32	(16)	(50)%
Gain on proceeds from company-owned life insurance	—	109	(109)	(100)%
Other	456	477	(21)	(4)%
Total	$2,781	$2,408	$373	15%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,839	$1,844	$995	54%
Increase in cash surrender value of life insurance	1,444	1,384	60	4%
Gain on sales of SBA loans	491	1,227	(736)	(60)%
Servicing income	370	415	(45)	(11)%
Gain on warrants	669	11	658	5,982%
Termination fees	61	179	(118)	(66)%
Gain on proceeds from company-owned life insurance	27	571	(544)	(95)%
Other	1,438	1,247	191	15%
Total	$7,339	$6,878	$461	7%

Total noninterest income increased 15% to $2.8 million for the third quarter of 2022, compared to $2.4 million for the third quarter of 2021, primarily due to higher income on off-balance sheet deposits, partially offset by a lower gain on sale of SBA loans during the third quarter of 2022, and a gain on proceeds from company-owned life insurance during the third quarter of 2021. For the nine months ended September 30, 2022, total noninterest income increased 7% to $7.3 million, compared to $6.9 million for the nine months ended September 30, 2021, primarily due to higher income on off-balance sheet deposits, and a $669,000 gain on warrants, partially offset by a lower gain on sales of SBA loans and a lower gain on proceeds from company-owned life insurance during the first nine months of 2022.

A portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the third quarter of 2022, SBA loan sales resulted in a $308,000 gain, compared to a $594,000 gain on sales of SBA loans for the third quarter of 2021. For the nine months ended September 30, 2022, SBA loan sales resulted in a $491,000 gain, compared to a $1.2 million gain on sales of SBA loans for the first nine months of 2021.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	September 30,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$14,119	$12,461	$1,658	13%
Occupancy and equipment	2,415	2,151	264	12%
Insurance expense	1,361	949	412	43%
Professional fees	1,230	1,211	19	2%
Amortization of intangible assets	659	754	(95)	(13)%
Data processing	562	507	55	11%
Reserve for litigation	—	500	(500)	(100)%
Other	3,553	3,298	255	8%
Total noninterest expense	$23,899	$21,831	$2,068	9%

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2022 versus 2021
	2022	2021	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$41,416	$38,991	$2,425	6%
Occupancy and equipment	7,129	6,672	457	7%
Insurance expense	3,447	2,273	1,174	52%
Professional fees	3,601	4,701	(1,100)	(23)%
Amortization of intangible assets	1,976	2,241	(265)	(12)%
Data processing	1,894	1,624	270	17%
Reserve for litigation	—	4,500	(4,500)	(100)%
Other	10,878	9,848	1,030	10%
Total noninterest expense	$70,341	$70,850	$(509)	(1)%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended September 30,
		Percent of		Percent of
	2022	Total	2021	Total

	(Dollars in thousands)
Salaries and employee benefits	$14,119	59%	$12,461	57%
Occupancy and equipment	2,415	10%	2,151	10%
Insurance expense	1,361	6%	949	4%
Professional fees	1,230	5%	1,211	6%
Amortization of intangible assets	659	3%	754	4%
Data processing	562	2%	507	2%
Reserve for litigation	—	—%	500	2%
Other	3,553	15%	3,298	15%
Total noninterest expense	$23,899	100%	$21,831	100%

	Nine Months Ended September 30,
		Percent		Percent
	2022	of Total	2021	of Total

	(Dollars in thousands)
Salaries and employee benefits	$41,416	59%	$38,991	55%
Occupancy and equipment	7,129	10%	6,672	10%
Insurance expense	3,447	5%	2,273	3%
Professional fees	3,601	5%	4,701	7%
Amortization of intangible assets	1,976	3%	2,241	3%
Data processing	1,894	3%	1,624	2%
Reserve for litigation	—	—%	4,500	6%
Other	10,878	15%	9,848	14%
Total noninterest expense	$70,341	100%	$70,850	100%

Total noninterest expense for the third quarter of 2022 increased to $23.9 million, compared to $21.8 million for the third quarter of 2021, primarily due to higher salaries and employee benefits, occupancy and equipment, and insurance expense during the third quarter of 2022. Salaries and employee benefits included $784,000 of restricted stock expense for vesting of restricted common stock of the previous President and Chief Executive Officer of the Company who retired during the third quarter of 2022. Noninterest expense for the nine months ended September 30, 2022 decreased to $70.3 million, compared to $70.9 million for the nine months ended September 30, 2021, primarily due to a reserve for a legal settlement during the first nine months of 2021, partially offset by higher salaries and employee benefits, occupancy and equipment, and insurance expense during the first nine months of 2022.

Full time equivalent employees was 327 at September 30, 2022, and 325 at September 30, 2021, and 326 at December 31, 2021.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Effective income tax rate	30.3%	28.8%	29.5%	27.5%

The Company’s Federal and state income tax expense for the third quarter of 2022 was $7.8 million, compared to $5.6 million for the third quarter of 2021. The Federal and state income tax expense for the first nine months of 2022 was $19.1 million, compared to $12.8 million for the first nine months of 2021.

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

The Company had net deferred tax assets of $33.0 million at September 30, 2022, $25.3 million at September 30, 2021, and $28.8 million at December 31, 2021. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2022, September 30, 2021, and December 31, 2021 will be fully realized in future years.

FINANCIAL CONDITION

At September 30, 2022, total assets decreased (1%) to $5.431 billion, compared to $5.463 billion at September 30, 2021, and decreased (1%) from $5.499 billion at December 31, 2021.

Securities available-for-sale, at fair value, were $478.5 million at September 30, 2022, an increase of 295% from $121.0 million at September 30, 2021, and an increase of 368% from $102.3 million at December 31, 2021. Securities held-to-maturity, at amortized cost, were $703.8 million at September 30, 2022, an increase of 31% from $537.3 million at September 30, 2021, and an increase of 7% from $658.4 million at December 31, 2021.

Loans, excluding loans held-for-sale, increased $383.6 million, or 14%, to $3.216 billion at September 30, 2022, compared to $2.832 billion at September 30, 2021, and increased $129.1 million, or 4%, from $3.087 billion at December 31, 2021. Total loans at September 30, 2022 included $1.6 million of PPP loans, compared to $164.5 million at September 30, 2021 and $88.7 million at December 31, 2021. Total loans at September 30, 2022 included $508.8 million of residential mortgages, compared to $211.5 million at September 30, 2021, and $416.7 million at December 31, 2021. Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $244.9 million, or 10%, to $2.706 billion at September 30, 2022, compared to $2.461 billion at September 30, 2021, and increased $122.1 million, or 5%, from $2.584 billion at December 31, 2021.

Total deposits decreased ($43.1) million, or (1%), to $4.683 billion at September 30, 2022, compared to $4.726 billion at September 30, 2021, and decreased ($76.1) million, or (2%), from $4.759 billion at December 31, 2021. The decrease in total deposits at September 30, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($180.0) million to $123.2 million at September 30, 2022, compared to $303.2 million at December 31, 2021. Deposits, excluding all time deposits and CDARS deposits, decreased ($22.3) million to $4.525 billion at September 30, 2022, compared to $4.548 billion at September 30, 2021, and decreased ($62.3) million, or (1%), compared to $4.588 billion at December 31, 2021.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2022	2021	2021

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$405,389	$115,996	$—
Agency mortgage-backed securities	73,145	5,004	102,252
Total	$478,534	$121,000	$102,252
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$665,679	$480,333	$607,377
Municipals — exempt from Federal tax	38,130	56,997	51,063
Total	$703,809	$537,330	$658,440

The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2022:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$26,155	3.40%	$379,234	3.02%	$—	—%	$—	—%	$405,389	3.05%
Agency mortgage-backed securities	228	2.26%	64,541	2.43%	8,376	2.53%	—	—%	73,145	2.44%
Total	$26,383	3.39%	$443,775	2.94%	$8,376	2.53%	$—	—%	$478,534	2.96%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$153	2.49%	$75,938	2.16%	$518,664	1.77%	$70,924	1.93%	$665,679	1.83%
Municipals — exempt from Federal tax (1)	6,783	3.69%	5,308	3.37%	24,198	3.29%	1,841	3.61%	38,130	3.39%
Total	$6,936	3.66%	$81,246	2.24%	$542,862	1.84%	$72,765	1.97%	$703,809	1.92%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of the Company’s available-for-sale securities. All other factors remaining the same, when market interest rates are increasing, the Company will experience a higher unrealized loss in the securities portfolio.

The pre-tax unrealized loss on U.S. Treasury securities available-for-sale at September 30, 2022 was ($10.1) million, compared to a pre-tax unrealized gain of $11,000 at September 30, 2021. There were no U.S. Treasury securities available-for-sale at December 31, 2021. The pre-tax unrealized loss on mortgage-backed securities available-for-sale at September 30, 2022 was ($7.3) million, compared to a pre-tax unrealized gain of $4.0 million at September 30, 2021, and a pre-tax unrealized gain of $2.9 million at December 31, 2021. The pre-tax unrealized loss on total securities available-for-sale at September 30, 2022 was ($17.4) million, compared to a pre-tax unrealized gain of $4.0 million at September 30, 2021, and a pre-tax unrealized gain of $2.9 million at December 31, 2021.

The pre-tax unrealized loss on mortgage-backed securities held-to-maturity at September 30, 2022 was ($108.1) million, compared to a pre-tax unrealized gain of $1.1 million at September 30, 2021, and a pre-tax unrealized loss ($1.6) million at December 31, 2021. The pre-tax unrealized loss on municipal bonds held-to-maturity at September 30, 2022 was ($2.1) million, compared to a pre-tax unrealized gain of $989,000 at September 30, 2021, and a pre-tax unrealized gain of $805,000 at December 31, 2021. The pre-tax unrealized loss on total securities held-to-maturity at September 30, 2022 was ($110.2) million, compared to a pre-tax unrealized gain of $2.1 million at September 30, 2021, and a pre-tax unrealized loss of ($790,000) at December 31, 2021.

During the third quarter of 2022, the Company purchased $163.0 million of U.S. Treasury securities available-for-sale, with a book yield of 3.50% and an average life of 1.83 years. During the first nine months of 2022, the Company purchased $414.0 million of U.S. Treasury securities available-for-sale, with a book yield of 3.04% and an average life of 2.28 years.

There were no purchases of securities held-to-maturity during the third quarter of 2022. During the first nine months of 2022, the Company purchased $119.4 million of agency mortgage-backed securities held-to-maturity, with a book yield of 2.21% and an average life of 6.55 years.

The average life of the total investment securities portfolio was 5.18 years at September 30, 2022.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 59% of total assets at September 30, 2022, represented 52% at September 30, 2021 and 56% at December 31, 2021. The loan to deposit ratio was 68.68% at September 30, 2022, compared to 59.94% at September 30, 2021, and 64.87% at December 31, 2021.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2022		September 30, 2021		December 31, 2021
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$541,215	17%	$578,944	20%	$594,108	19%
PPP loans(1)	1,614	0%	164,506	6%	88,726	3%
Real estate:
CRE - owner occupied	612,241	19%	580,624	20%	595,934	19%
CRE - non-owner occupied	1,023,405	32%	829,022	29%	902,326	29%
Land and construction	167,439	5%	141,277	5%	147,855	5%
Home equity	116,489	3%	106,690	4%	109,579	4%
Multifamily	229,455	7%	205,952	7%	218,856	7%
Residential mortgages	508,839	16%	211,467	8%	416,660	13%
Consumer and other	16,620	1%	20,106	1%	16,744	1%
Total Loans	3,217,317	100%	2,838,588	100%	3,090,788	100%
Deferred loan fees, net	(844)	—	(5,729)	—	(3,462)	—
Loans, net of deferred fees	3,216,473	100%	2,832,859	100%	3,087,326	100%
Allowance for credit losses on loans	(46,921)		(43,680)		(43,290)
Loans, net	$3,169,552		$2,789,179		$3,044,036
(1)	Less than 1% at September 30, 2022.

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 82% of its gross loans were secured by real property at September 30, 2022, compared to 73% at September 30, 2021, and 77% at December 31, 2021. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the nine months ended September 30, 2022 and 2021, loans were sold resulting in a gain on sales of SBA loans of $491,000 and $1.2 million, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 39 days for the first nine months of 2022, compared to 36 days for the first nine months of 2021. The balance of the purchased receivables was $60.5 million at September 30, 2022, compared to $56.7 million at September 30, 2021, and $53.2 million at December 31, 2021.

The commercial loan portfolio, excluding PPP loans, decreased ($37.7) million, or (7%), to $541.2 million at September 30, 2022, from $578.9 million at September 30, 2021, and decreased ($52.9) million, or (9%), from $594.1 million at December 31, 2021. Commercial and industrial (“C&I”) line usage was 29% at September 30, 2022, compared to 27% at September 30, 2021, and 31% at December 31, 2021. In addition, the Company had $1.6 million in PPP loans at September 30, 2022, compared to $164.5 million at September 30, 2021, and $88.7 million at December 31, 2021.

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

The CRE owner-occupied loan portfolio increased $31.6 million, or 5%, to $612.2 million at September 30, 2022, from $580.6 million at September 30, 2021, and increased $16.3 million, or 3%, from $595.9 million at December 31, 2021. CRE non-owner occupied loans increased $194.4 million, or 23%, to $1,203.4 million at September 30, 2022, compared to $829.0 million at September 30, 2021, and increased $121.1 million, or 13% from $902.3 million at December 31, 2021. At September 30, 2022, 37% of the CRE loan portfolio was secured by owner-occupied real estate, compared to 41% at September 30, 2021, and 40% at December 31, 2021.

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $26.1 million, or 19%, to $167.4 million at September 30, 2022, compared to $141.3 million at September 30, 2021, and increased $19.6 million, or 13%, from $147.8 million at December 31, 2021.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $9.8 million, or 9%, to $116.5 million at September 30, 2022, compared to $106.7 million at September 30, 2021, and increased $6.9 million, or 6%, from $109.6 million at December 31, 2021.

Multifamily loans increased $23.5 million, or 11%, to $229.4 million, at September 30, 2022, compared to $205.9 million at September 30, 2021, and increased $10.6 million, or 5%, from $218.9 million at December 31, 2021.

From time to time the Company has purchased single family residential mortgage loans. Residential mortgage loans increased $297.3 million, or 141%, to $508.8 million at September 30, 2022, compared to $211.5 million at September 30, 2021, and increased $92.1 million, or 22% from $416.7 million at December 31, 2021.

During the third quarter of 2022, the Company purchased single family residential mortgage loans totaling $73.5 million, tied to homes located in California, with average principal balances of approximately $1.0 million and a bond equivalent yield of approximately 5.24%, which uses the average life of the loan to recognize the discount into income. During the first nine months of 2022, the Company purchased single family residential mortgage loans totaling $148.0 million, tied to homes located in California, with average principal balances of approximately $915,000. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio.

Consumer and other loans decreased ($3.5) million, or (17%), to $16.6 million at September 30, 2022, compared to $20.1 million at September 30, 2021, and decreased ($124,000), or (1%) from $16.7 million at December 31, 2021.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $100.6 million and $167.7 million at September 30, 2022, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of September 30, 2022. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2022, approximately 34% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$295,691	$187,435	$58,089	$541,215
PPP loans	—	1,614	—	1,614
Real estate:
CRE - owner occupied	31,446	130,132	450,663	612,241
CRE - non-owner occupied	23,556	264,883	734,966	1,023,405
Land and construction	151,535	10,184	5,720	167,439
Home equity	116,489	—	—	116,489
Multifamily	16,336	80,494	132,625	229,455
Residential mortgages	1,822	21,042	485,975	508,839
Consumer and other	10,302	4,721	1,597	16,620
Loans	$647,177	$700,505	$1,869,635	$3,217,317

Loans with variable interest rates	$580,889	$251,111	$273,108	$1,105,108
PPP loans with fixed interest rates	—	1,614	—	1,614
Other loans with fixed interest rates	66,288	447,780	1,596,527	2,110,595
Loans	$647,177	$700,505	$1,869,635	$3,217,317

Loan Servicing

As of September 30, 2022 and 2021, $67.9 million and $72.6 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Beginning of period balance	$562	$528	$655	$531
Additions	81	127	124	268
Amortization	(56)	(65)	(192)	(209)
End of period balance	$587	$590	$587	$590

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2022 and 2021, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Beginning of period balance	$173	$274	$221	$305
Unrealized holding gain loss	(2)	(28)	(50)	(59)
End of period balance	$171	$246	$171	$246

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $10.1 million and $5.0 million at September 30, 2022 and December 31, 2021, respectively, of which $125,000 and $1.3 million were on nonaccrual. At September 30, 2022, there were also $366,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2021, there were also $2.2 million loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,		December 31,
	2022	2021	2021

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$491	$4,091	$3,460
Restructured and loans 90 days past due and
still accruing	545	642	278
Total nonperforming loans	1,036	4,733	3,738
Foreclosed assets	—	—	—
Total nonperforming assets	$1,036	$4,733	$3,738

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.03%	0.17%	0.12%
Nonperforming assets as a percentage of total assets	0.02%	0.09%	0.07%

Nonperforming assets were $1.0 million, or 0.02% of total assets, at September 30, 2022, compared to $4.7 million, or 0.09% of total assets, at September 30, 2021, and $3.7 million, or 0.07% of total assets, at December 31, 2021.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	September 30, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$137	$354	$493	$984
Real estate:
CRE - Owner Occupied	—	—	—	—
Home equity	—	—	52	52
Total	$137	$354	$545	$1,036

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $354,000 and $1.0 million at September 30, 2022 and December 31, 2021, respectively.

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

Classified loans decreased to $28.6 million, or 0.53% of total assets, at September 30, 2022, compared to $31.9 million, or 0.58% of total assets, at September 30, 2021, and $33.7 million, or 0.61% of total assets at December 31, 2021.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the value of underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or on other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $1.6 million of PPP loans at September 30, 2022, $164.5 million at September 30, 2021, and $88.7 million at December 31, 2021. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA at September 30, 2022, September 30, 2021, and December 31, 2021.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490
Charge-offs	(7)	—	—	—	—	—	—	—	(7)
Recoveries	202	4	—	—	26	—	—	200	432
Net recoveries	195	4	—	—	26	—	—	200	425
Provision for (recapture of) credit losses on loans	302	(96)	(416)	(7)	(36)	406	1,077	(224)	1,006
End of period balance	$7,099	$5,917	$21,058	$2,491	$685	$3,230	$6,309	$132	$46,921

	Three Months Ended September 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,857	$8,206	$16,485	$2,136	$1,069	$2,950	$1,968	$285	$43,956
Charge-offs	(65)	—	—	—	—	—	—	—	(65)
Recoveries	263	4	—	—	36	—	—	—	303
Net (charge-offs) recoveries	198	4	—	—	36	—	—	—	238
Provision for (recapture of) credit losses on loans	(822)	57	665	(112)	(94)	(61)	(97)	(50)	(514)
End of period balance	$10,233	$8,267	$17,150	$2,024	$1,011	$2,889	$1,871	$235	$43,680

	Nine Months Ended September 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(378)	—	—	—	—	—	—	—	(378)
Recoveries	335	11	—	—	81	—	—	3,324	3,751
Net recoveries	(43)	11	—	—	81	—	—	3,324	3,373
Provision for (recapture of) credit losses on loans	(1,272)	(2,048)	3,933	660	(260)	434	2,177	(3,366)	258
End of period balance	$7,099	$5,917	$21,058	$2,491	$685	$3,230	$6,309	$132	$46,921

	Nine Months Ended September 30, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(433)	—	—	—	—	—	—	—	(433)
Recoveries	1,191	12	—	884	75	—	—	70	2,232
Net (charge-offs) recoveries	758	12	—	884	75	—	—	70	1,799
Provision for (recapture of) credit losses on loans	(2,112)	(305)	734	(1,369)	(361)	85	928	(119)	(2,519)
End of period balance	$10,233	$8,267	$17,150	$2,024	$1,011	$2,889	$1,871	$235	$43,680

The increase in the allowance for credit losses on loans for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily attributed to a net increase of $3.9 million in the reserve for pooled loans, driven by a deterioration in forecasted macroeconomic conditions and an increase in the loan portfolio, partially offset by a $671,000 decrease in specific reserves for individually evaluated loans.

The increase in the allowance for credit losses on loans for the nine months ended September 30, 2022 was primarily attributed to a net increase of $4.1 million in the reserve for pooled loans, driven by deterioration in forecasted macroeconomic conditions and an increase in the loan portfolio, partially offset by a $483,000 decrease in specific reserves for individually evaluated loans compared to December 31, 2021.

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

	September 30,
	2022		2021		December 31, 2021
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$7,099	17%	$10,233	26%	$8,414	22%
Real estate:
CRE - owner occupied	5,917	19%	8,267	20%	7,954	19%
CRE - non-owner occupied	21,058	32%	17,150	29%	17,125	29%
Land and construction	2,491	5%	2,024	5%	1,831	5%
Home equity	685	3%	1,011	4%	864	4%
Multifamily	3,230	7%	2,889	7%	2,796	7%
Residential mortgages	6,309	16%	1,871	8%	4,132	13%
Consumer and other	132	1%	235	1%	174	1%
Total	$46,921	100%	$43,680	100%	$43,290	100%

The ACLL totaled $46.9 million, or 1.46% of total loans at September 30, 2022, compared to $43.7 million, or 1.54% of total loans at September 30, 2021, and $43.3 million, or 1.40% of total loans at December 31, 2021. The ACLL was 4,529.05% of nonperforming loans at September 30, 2022, compared to 922.88% of nonperforming loans at September 30, 2021, and 1,158.11% of nonperforming loans at December 31, 2021. The Company had net recoveries of $425,000, or (0.05%) of average loans, for the third quarter of 2022, compared to net recoveries of $238,000 or (0.03%) of average loans, for the third quarter of 2021, and net recoveries of $225,000, or (0.03%) of average loans for the fourth quarter of 2021.

The following table shows the drivers of change in ACLL under CECL for first three quarters of 2022:

Drivers of Change in ACLL Under CECL	(Dollars in thousands)
ACLL at December 31, 2021	$43,290
Portfolio changes during the first quarter of 2022
including net recoveries	(33)
Qualitative and quantitative changes during the first
quarter of 2022 including changes in economic forecasts	(469)
ACLL at March 31, 2022	42,788
Portfolio changes during the second quarter of 2022
including net recoveries	1,383
Qualitative and quantitative changes during the second
quarter of 2022 including changes in economic forecasts	1,319
ACLL at June 30, 2022	45,490
Portfolio changes during the third quarter of 2022
including net recoveries	2,009
Qualitative and quantitative changes during the third
quarter of 2022 including changes in economic forecasts	(578)
ACLL at September 30, 2022	$46,921

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $32.9 million on its consolidated statement of financial condition at September 30, 2022, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2022		September 30, 2021		December 31, 2021
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,883,574	40%	$1,804,965	38%	$1,903,768	40%
Demand, interest-bearing	1,154,403	24%	1,141,944	24%	1,308,114	27%
Savings and money market	1,487,400	32%	1,600,754	34%	1,375,825	29%
Time deposits — under $250	34,728	1%	39,628	1%	38,734	1%
Time deposits — $250 and over	93,263	2%	103,046	2%	94,700	2%
CDARS — interest-bearing demand,
money market and time deposits	29,897	1%	36,044	1%	38,271	1%
Total deposits	$4,683,265	100%	$4,726,381	100%	$4,759,412	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at September 30, 2022, September 30, 2021, and December 31, 2021.

Total deposits decreased ($43.1) million, or (1%), to $4.683 billion at September 30, 2022, compared to $4.726 billion at September 30, 2021, and decreased ($76.1) million, or (2%), from $4.759 billion at December 31, 2021. The decrease in total deposits at September 30, 2022, compared to December 31, 2021, was primarily due to a decline in temporary deposits from two customers. The deposits from those two customers decreased ($180.0) million to $123.2 million at September 30, 2022, compared to $303.2 million at December 31, 2021. Deposits, excluding all time deposits and CDARS deposits, decreased ($22.3) million to $4.525 billion at September 30, 2022, compared to $4.548 billion at September 30, 2021, and decreased ($62.3) million, or (1%), compared to $4.588 billion at December 31, 2021.

At September 30, 2022, the $29.9 million CDARS deposits comprised $26.0 million of interest-bearing demand deposits, $399,000 of money market accounts and $3.5 million of time deposits. At September 30, 2021, the $36.0 million CDARS deposits comprised $28.6 million of interest-bearing demand deposits, $942,000 of money market accounts and $6.5 million of time deposits. At December 31, 2021, the $38.3 million CDARS deposits comprised $30.9 million of interest-bearing demand deposits, $1.0 million of money market accounts and $6.4 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of September 30, 2022:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$23,724	39%
Over three months through six months	8,667	14%
Over six months through twelve months	23,345	39%
Over twelve months	4,528	8%
Total	$60,264	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Return on average assets	1.31%	1.06%	1.13%	0.90%
Return on average tangible assets	1.36%	1.10%	1.17%	0.94%
Return on average equity	11.72%	9.29%	10.12%	7.74%
Return on average tangible equity	16.60%	13.49%	14.41%	11.29%
Average equity to average assets ratio	11.19%	11.40%	11.17%	11.68%

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 68.68% at September 30, 2022, compared to 59.94% at September 30, 2021, and 64.87% at December 31, 2021.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had no overnight borrowings from the FHLB at September 30, 2022, September 30, 2021, and December 31, 2021. HBC had $259.7 million of loans and $1.1 million of securities pledged to the FHLB as collateral on an available line of credit of $174.8 million at September 30, 2022, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had $973.0 million of loans pledged to the FRB as collateral on an available line of credit of $663.9 million at September 30, 2022, none of which was outstanding.

At September 30, 2022, HBC had Federal funds purchased arrangements available of $90.0 million. There were no Federal funds purchased outstanding at September 30, 2022, September 30, 2021, and December 31, 2021.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2022.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at September 30, 2022, September 30, 2021, and December 31, 2021.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $688,000, totaled $39.3 million at September 30, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40.0 million of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest of $1.1 million.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2022	2021	2021

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$459,504	$425,834	$433,488
Additional Tier 1 capital	—	—	—
Tier 1 Capital	459,504	425,834	433,488
Tier 2 Capital	78,568	73,106	72,721
Total Capital	$538,072	$498,940	$506,209

Risk-weighted assets	$3,702,514	$3,299,938	$3,521,058
Average assets for capital purposes	$5,287,639	$4,947,495	$5,504,834

Capital ratios:
Total Capital	14.5%	15.1%	14.4%
Tier 1 Capital	12.4%	12.9%	12.3%
Common equity Tier 1 Capital	12.4%	12.9%	12.3%
Tier 1 Leverage(1)	8.7%	8.6%	7.9%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2022	2021	2021

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$477,203	$443,947	$451,586
Additional Tier 1 capital	—	—	—
Tier 1 Capital	477,203	443,947	451,586
Tier 2 Capital	39,257	33,228	32,796
Total Capital	$516,460	$477,175	$484,382

Risk-weighted assets	$3,700,320	$3,297,729	$3,518,391
Average assets for capital purposes	$5,285,435	$4,945,289	$5,502,185

Capital ratios:
Total Capital	14.0%	14.5%	13.8%
Tier 1 Capital	12.9%	13.5%	12.8%
Common Equity Tier 1 Capital	12.9%	13.5%	12.8%
Tier 1 Leverage(1)	9.0%	9.0%	8.2%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At September 30, 2022, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2022, September 30, 2021, and December 31, 2021, the Company and HBC met all capital adequacy guidelines to which they were subject.

At September 30, 2022, the Company had total shareholders’ equity of $609.5 million, compared to $590.1 million at September 30, 2021, and $598.0 million at December 31, 2021. At September 30, 2022, total shareholders’ equity included $501.2 million in common stock, $133.5 million in retained earnings, and ($25.2) million of accumulated other comprehensive loss. The book value per share was $10.04 at September 30, 2022, compared to $9.79 at September 30, 2021, and $9.91 at December 31, 2021. The tangible book value per share was $7.09 at September 30, 2022, compared to $6.77 at September 30, 2021, and $6.91 at December 31, 2021.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	September 30,	December 31,	September 30,
Accumulated Other Comprehensive Loss	2022	2021	2021

	(Dollars in thousands)
Unrealized (loss) gain on securities available-for-sale	$(12,398)	$1,991	$2,435
Remaining unamortized unrealized gain on securities
available-for-sale transferred to held-to-maturity	—	—	234
Split dollar insurance contracts liability	(5,511)	(5,480)	(6,143)
Supplemental executive retirement plan liability	(7,428)	(7,669)	(8,411)
Unrealized gain on interest-only strip from SBA loans	125	162	179
Total accumulated other comprehensive loss	$(25,212)	$(10,996)	$(11,706)

Market Risk

Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company’s role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company’s earnings and equity to loss and to reduce the volatility inherent in certain financial instruments. The Company’s exposure to market risk is reviewed on a regular basis by the Management’s Asset/Liability Committee and the Director’s Strategic Initiatives, Finance and Investment Committee.

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2022:

	Increase/(Decrease) in
	Estimated Net
	Interest Income (1)
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$33,788	16.2%
+300	$25,318	12.1%
+200	$16,899	8.1%
+100	$8,479	4.1%
0	—	—
−100	$(16,828)	(8.1)%
−200	$(35,111)	(16.8)%
−300	$(53,144)	(25.5)%

(1)	Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at September 30, 2022, the period covered by this report on Form 10-Q.

During the three and nine months ended September 30, 2022, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: November 4, 2022	/s/ Robertson clay jones
Robertson Clay Jones
Chief Executive Officer

Date: November 4, 2022	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer