Form 10-K
period 2022-12-31
HERITAGE COMMERCE CORP
filed 2023-03-09
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2022, based upon the closing price on that date of $10.69 per share as reported on the NASDAQ Global Select Market, and 47,503,819 shares held, was approximately $507.8 million.

As of February 9, 2023, there were 60,897,655 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2023 Annual Meeting of Shareholders to be held on May 25, 2023 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2022.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2022

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

These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:

●	geopolitical and domestic political developments that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in the portfolio or in the secondary market;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	conditions relating to the impact of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area, the impact of the cost of deposits and our ability to retain deposits;
●	risks associated with concentrations in real estate related loans;

●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related vacancy rates, and asset and market prices;
●	credit related impairment charges to our securities portfolio;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes, fires, and flooding) and other events beyond our control; and
●	our success in managing the risks involved in the foregoing factors.

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

ITEM 1.  BUSINESS

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

Heritage Bank of Commerce is a multi-community independent bank that offers a full range of commercial banking services to small and medium-sized businesses and their owners, managers and employees. We operate through 18 full service branch offices located entirely in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. Our market includes the headquarters of a number of technology based companies in the region commonly known as “Silicon Valley.”

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

Our principal executive office is located at 224 Airport Parkway, San Jose, California 95110, telephone number: (408) 947-6900.

At December 31, 2022, we had consolidated assets of $5.158 billion, deposits of $4.390 billion and shareholders’ equity of $632.5 million.

When we use “we”, “us”, “our” or the “Company”, we mean the Company on a consolidated basis with Heritage Bank of Commerce. When we refer to “HCC” or the “holding company”, we are referring to Heritage Commerce Corp on a standalone basis. When we use the “Bank” or “HBC”, we mean Heritage Bank of Commerce on a standalone basis.

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

Heritage Bank of Commerce

HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through eighteen* full service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office Main Branch 224 Airport Parkway, Suite 100 San Jose, CA 95110	Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 94022

Danville:	Branch Office 387 Diablo Road Danville, CA 94526	Los Gatos:	Branch Office 15575 Los Gatos Boulevard Suite B Los Gatos, CA 95032

Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538	Morgan Hill:	Branch Office 18625 Sutter Boulevard Suite 100 Morgan Hill, CA 95037

Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020	Oakland:	Branch Office 1111 Broadway Suite 1650 Oakland, CA 94607

Hollister:	Branch Office 351 Tres Pinos Road Suite 102A Hollister, CA 95023	Palo Alto:	Branch Office 325 Lytton Avenue Suite 100 Palo Alto, CA 94301

Livermore	Branch Office 1987 First Street Livermore, CA 94550	Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566

Redwood City:	Branch Office 2400 Broadway Suite 100 Redwood City, CA 94063	Sunnyvale:*	Branch Office 333 W. El Camino Real Suite 150 Sunnyvale, CA 94087

San Francisco:	Branch Office 120 Kearny Street Suite 2300 San Francisco, CA 94108	Walnut Creek:	Branch Office 1990 N. California Boulevard Suite 100 Walnut Creek, CA 94596

San Mateo:	Branch Office 400 S. El Camino Real Suite 150 San Mateo, CA 94402	Bay View Funding	Administrative Office 224 Airport Parkway Suite 200 San Jose, CA 95110

San Rafael:	Branch Office 999 5th Avenue Suite 100 San Rafael, CA 94901

*The Sunnyvale branch office is closing on April 28, 2023.

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

As of December 31, 2022, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial loans 16% (including SBA loans, SBA Paycheck Protection Program (“PPP”) loans, asset-based lending, and factored receivables); (ii) commercial real estate loans 51%; (iii) land and construction loans 5%; (iv) residential mortgage loans 16%; and (v) consumer and other loans (including home equity and multifamily loans) 12%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

Our factored receivables portfolio is originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables was 38 days for the year ended December 31, 2022.

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

SBA Loans. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. HBC has been designated as an SBA Preferred Lender. Our SBA loans fall into four categories: loans originated under the SBA’s 7a Program (“7a Loans”); loans originated under the SBA’s 504 Program (“504 Loans”); SBA “Express” Loans, and U.S. Department of Agriculture guaranteed lending programs. SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business. The SBA “Express” Loans or lines of credit are for businesses that want to improve cash flow, refinance debt, or fund improvements, equipment, or real estate. It features an abbreviated SBA application process and accelerated approval times, plus it can offer longer terms and lower down payment requirements than conventional loans.

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

Residential Mortgage Loans. From time to time the Company has purchased single family residential mortgage loans. Residential mortgage loans outstanding at December 31, 2022 totaled $537.9 million. During the year ended December 31, 2022, the Company purchased single family residential mortgage loans totaling $185.4 million, tied to homes all located in California, with average principal balances of approximately $934,000. HBC does not originate first trust deed home mortgage loans or home improvement loans, other than HELOCS.

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

Investments

Our investment policy is established by the Board of Directors (the “Board”). The general investment strategies are developed and authorized by our Finance and Investment Committee of the Board. The investment policy is reviewed annually by the Finance and Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the investment policy are to maintain a portfolio of high quality investments to maximize interest income over the long term and to minimize risk, to manage liquidity, to provide collateral for borrowings, and to provide additional earnings when loan production is low. The policy dictates that investment decisions take into consideration the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board’s Finance and Investment Committee on a monthly basis.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $650,000, totaled $39.4 million at December 31, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40.0 million of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest of $1.1 million.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara county region, the seven counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 382 offices that control a combined 59.21% of deposit market share based on June 30, 2022 FDIC market share data. HBC ranks seventeenth with 0.53% share of total deposits based on June 30, 2022 market share data. Larger institutions have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

HUMAN CAPITAL

We strive to be the employer of choice in our markets where every employee has the opportunity to thrive. We deeply believe that employees fuel the success of our Company. To that end, we are fully committed to hiring, developing, promoting and retaining a workforce that shares our value of cultivating a culture of teamwork, diversity, inclusivity and accountability. The ultimate goal is to deepen client and community relationships and deliver an exceptional experience to all whom we serve.

In 2022, we had 340 full time equivalent employees (inclusive of 11 part-time employees) with an average tenure of 8 years. Our turnover rate was 19%, and of those, 24% were due to retirement, health reasons or relocation out of our service footprint. We are proud to share that females represent 63% of our workforce and self-identified racial and/or ethnic diverse individuals represent approximately 52%. Of all new hires in 2022 61% were females and 63% were racially and/or ethnically diverse individuals.

Diversity, Equity, Inclusion and Belonging

We codified our Diversity, Equity, Inclusion and Belonging (“DEIB”) Charter and established an Executive DEIB Steering Committee in 2021. In the summer of 2022, we hired an Executive Vice President and Chief People and Diversity Officer to help the Company further enhance and cultivate a culture of openness, transparency and belonging. Management has been sharing DEIB progress with the Board on a quarterly basis and will continue to do so.

The voice of the team is critical to guide the Company to further enhance employee engagement and Company culture. The Chief People and Diversity Officer along with other senior leaders hosted listening sessions offered to all employees, allowing for one-on-one meetings and group conversations. Common themes, strengths and opportunities gathered from employees were summarized and shared with the Senior Executive Operating Committee members and the DEIB Steering Committee. Two top common themes emerged: employees wanted to be more involved with impacting the Company’s culture and many desired more DEIB education.

We partnered with an external consultancy firm to develop our inaugural “Exploring Diversity, Equity, Inclusion and Belonging” in-person seminar and rolled out the seminar starting with the attendance of our CEO and the executive team in October 2022. By February 2023, 93% of Senior Vice President levels and above attended the seminar and we have a roadmap to have all active employees complete the training by mid-Q2 2023. Understanding DEIB’s impact in the workplace, historical events that underline the importance of DEIB, and exploring and interrupting our own negative unconscious biases were some of the key elements immersed in the seminar.

Based on feedback from listening sessions, we also created a self-nominated Culture Ambassador Group (akin to employee resource groups for larger organizations) comprised of non-executive employees from various departments and locations. Through self-identification, the Culture Ambassadors represent 73% female and 64% ethnic/racial diversity. Culture Ambassadors serve an important role to work on enterprise initiatives such as creation of corporate values, promoting awareness of various cultures, as well as provide timely and ongoing feedback to the DEIB Steering Committee. They are an important part of our communication vehicle to enhance DEIB initiatives and serve as the go-to person in each market keeping abreast of team sentiments.

Sustainability and Corporate Social Responsibility

We relaunched our Heritage Hearts Committee with a mission to source non-profit volunteer and board opportunities for Bank employees across the Bay Area. In 2022, we contributed over 2,000 hours to strengthening our relationship with local nonprofit organizations and more than 45 employees serve on nonprofit boards. Our broad outreach efforts cover a variety of focus areas like economic development, education, health and human services, housing and homelessness, small business support, animal services, environmental, and arts and culture.

We continued to expand on existing communication efforts such as our anonymous “Ask CEO” portal with our CEO, Clay Jones, providing answers and updates during regularly scheduled all-hands meetings. We also encourage employees to submit suggestions through our “Big Idea” electronic portal. Additionally, several executives host cross-functional focus groups throughout the year to gain better perspectives of what we do well and where we can do better.

Talent Development and Succession Planning

Our Company’s pay for performance compensation philosophy offers all employees the opportunity to earn annual bonuses in addition to base salaries depending on individual and team performance results. We adhere to the new Senate Bill 1162 CA Pay Transparency Regulations on requirements and the spirit behind the bill. We use a balanced performance evaluation approach to assess four core areas: Business Results, Internal/External Client Experience, Teamwork/Leadership and Risk/Compliance/Controls.

Throughout the year, employees have the opportunity to participate in a variety of learning and education programs such as attending internal and external seminars/workshops, on-line training courses, panel discussions and trade group conferences to enrich one’s own development. Additionally, we offer a generous tuition reimbursement to support employees’ desire in pursuing higher education degrees. Employees also have the opportunity to earn industry related and/or role related professional certifications and our Company reimburses for classes, materials, test fees, and ongoing required education costs. Each year, we also offer leaders to attend Pacific Coast Banking School as part of their career development plan.

We further enhanced our Talent Management and Succession Planning framework that was shared with the Board of Directors which includes ongoing Board governance oversight for CEO and executive officers. We developed a robust Succession Planning roadmap that clearly outlines a plan for unexpected vacancies and a longer term executive talent development plan for executive ranks and key roles. Additionally, we’ve embedded a discipline of building a strong external diverse talent pipeline for executive and board seats. The enhanced Succession Planning framework will continue to evolve and will cascade to the non-executive population starting in 2023.

Internal career mobility continues to be an important part of employee engagement and development. In 2022, 62% of promotions were females and 58% were racial or ethnically diverse. Additionally, females accounted for 71% of internal transfers and racially or ethnically diverse accounted for 47%.

Culture and Conduct

Teamwork is not only promoted but celebrated through various recognition programs. One of our most popular programs allow managers to award physical tokens called “FOCUS” (friendly, outstanding, courteous, unequaled, and service) to individuals to thank them for going above and beyond their responsibilities. At year end, employees exchange their physical tokens for currency. In 2022, 119 employees received token awards. Additionally, we also celebrate anniversary milestones allowing employees to select a gift of their choosing.

We pride ourselves for expecting and enforcing nothing less than the highest level of integrity, ethical standards, operational excellence and will always strive do what’s right. We continually promote a speak-up culture so our workplace feels welcoming and safe. We expect employees to treat, clients and stakeholders with common courtesy and respect at all times. We take all complaints seriously and promptly investigate concerns. Employees have the ability to report concerns through a variety of channels including their immediate manager, any leader at the company, Human Resources or through our external anonymous complaints hotline. We have a zero tolerance, non-retaliation policy.

Health and Safety

Our employees are our most valuable resource, and their safety, health, and wellbeing is of paramount to our Company’s success. We support the wellness of all colleagues through various programs, including Employee Assistance Program “EAP”, health seminars, education programs and health club memberships. All employees are eligible to take advantage of our EAP programs which offer counseling services, family support, help on financial and legal issues, and mental health support.

We continue to closely monitor the impacts of COVID-19 as the safety of our clients and employees continues to become of paramount priority. We will continue to follow and adhere to COVID-19 safety protocol recommendations from local health officials, Center for Disease Control (“CDC”) and Occupational Safety and Health Act (“OSHA”) agencies.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (“DFPI”), the Federal Reserve, the FDIC, and the Consumer Financial Protection Bureau

(“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the Treasury have an impact on our business. These statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including HBC.  The nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Financial Regulatory Reform

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Many of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, have affected our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the Dodd-Frank rules and regulations will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain practices required for larger institutions may subsequently become expected “best practices” for smaller institutions. We could see continued attention and resources devoted by the Company to ensure compliance with the statutory and regulatory requirements engendered by Dodd-Frank.

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

Source of Strength Doctrine. Federal Reserve policy historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Dodd-Frank codified this policy as a statutory requirement. HCC is required to act as a source of strength to HBC and to commit capital and financial resources to support HBC, including at times when HCC may not be in a financial position to do so. HCC must stand ready to use its available resources to provide adequate capital to HBC during periods of financial stress or adversity. HCC must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting HBC. HCC’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice, a violation of the Federal Reserve’s regulations, or both. The source of strength doctrine most directly affects bank holding companies whose subsidiary bank fails to maintain adequate capital levels. In such situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the bank. In the event of a bank holding company’s bankruptcy, its commitment to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Dividend Payments, Stock Redemptions and Repurchases. HCC’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies.  As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to adhere to these policies could cause the Federal Reserve to prohibit or limit the payment of dividends by the banking organization because doing so would constitute an unsafe or unsound practice in light of the financial condition of the banking organization. In addition, under the Capital Rules, institutions that seek to pay dividends must maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer. See “Supervision and Regulation—Regulatory Capital Requirements.”

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

Subject to certain conditions (including deposit concentration limits established by the BHCA and Dodd-Frank), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with Dodd-Frank, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Capital Requirements” above.  The FDIC and the U.S. Department of Justice’s Antitrust Division recently sought public comment on their bank merger review guidelines, which suggests that the analytical framework that has guided the regulatory review of bank mergers or the manner in which the regulatory standards apply may change.

Federal law also prohibits any person or company from acquiring control of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  The Federal Reserve applies a tiered framework of presumptions for determining control of a banking organization under the BHCA, where the level of voting share ownership is assessed in combination with relationship-based factors to determine whether control exists. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.

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

HBC is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, HBC is required to own a certain amount of capital stock in the FHLB. As of December 31, 2022, HBC was in compliance with the FHLB’s stock ownership requirement. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

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

Brokered Deposit Restrictions.  Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2022, HBC was eligible to accept brokered deposits without limitations.

Loans to One Borrower.  With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for credit losses on loans, and any capital notes and debentures of the bank.

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

Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 1.5 to 30 basis points. However, the FDIC has flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2022, HBC paid supervisory assessments to the DFPI totaling $324,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Capital Requirements.”

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Capital Rules generally require that a financial institution must maintain over a 2.5% in common equity tier 1 capital attributable to the Capital Conservation Buffer. See “—Regulatory Capital Requirements.” As described above, HBC exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2022.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. The current system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” HBC had a CRA rating of “satisfactory” as of its most recent regulatory examination.  In May 2022, the Federal Reserve, along with the FDIC and the OCC, issued proposed amendments to modernize the CRA regulatory framework, partly to address changes that have occurred due to the rise in digital banking.  Some of the key proposed revisions include clarification of eligible community development activities, adjustments to requirements and eligibility of activities outside of facility-based assessment areas, and new testing structures and data collection requirements, particularly for the largest banks.

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

In January 2021, a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws was adopted, part of which was the adoption of AMLA. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions.  AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. Adopted as part of the 2021 revisions of the anti-money laundering laws, the Corporate Transparency Act (the “CTA”) requires the creation of a national registry of beneficial ownership information.  When the final CTA rules go into effect in 2024, they may impact the AMLA/BSA procedures and reporting requirements of financial institutions. HBC has established policies and procedures that it believes comply with these requirements.

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

Concentrations in Commercial Real Estate. Concentration risk exists when a financial institution deploys too many assets to a specific industry or segment of the economy with the potential to produce losses large enough to threaten the financial institution’s health. Concentration stemming from commercial real estate (“CRE”) is one area of regulatory concern. Regulatory guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. As of December 31, 2022, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 295% of HBC total risk-based capital, as compared to 284% as of December 31, 2021. If the regulatory agencies become concerned about our CRE loan concentrations, it could limit our ability to grow by restricting approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Consumer Financial Services. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair, deceptive or abusive acts and practices (“UDAAP”). The consumer protection laws applicable to us, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit UDAAP practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Many states and local jurisdictions have consumer protection laws analogous to those listed above.

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

In California, the DFPI is given broad jurisdiction and sweeping authority that closely resemble those of the CFPB.  The DFPI stated that it intends to exercise its powers to protect consumers from unlawful, unfair, deceptive, and abusive practices in connection with consumer financial products or services.  The DFPI also as a matter of state law can now enforce Dodd-Frank’s UDAAP provisions against any person offering or providing consumer financial products in the state of California.  While financial institutions licensed under federal or another state law, such as banks, are excluded from the scope of the laws granting the DFPI such authority, financial institutions in California are likely to be faced with a powerful state financial services regulatory regime with expansive enforcement authority. It is unclear how the DFPI and its broad enforcement activities will affect us going forward.

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

The CFPB is expected to embark on rulemaking about consumer control over their financial data.  California is also actively enacting legislation relating to data privacy and data protection, such as the California Consumer Privacy Act (“CCPA”).  The CCPA granted California consumers robust data privacy rights and control over their personal information, including the right to know, the right to delete, and the right to opt-out of the sale of their personal information. The CCPA was further expanded by the California Privacy Rights Act of 2020 (“CPRA”), which provides additional privacy rights to California residents and creates a new agency tasked with implementing regulations and conducting investigations and enforcement actions. The CPRA became effective on January 1, 2023.

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

As of May 1, 2022, financial institutions are required to comply with the final rule issued by the federal bank regulatory agencies to improve sharing of information about cyber incidents that may affect the U.S. banking system.  The rule requires financial institutions to notify their primary federal regulator of any significant computer-security incidents as soon as possible and no later than 36 hours after they determine that a cyber-incident occurred. Notification is required for incidents that have materially affected (or are reasonably likely to materially affect) the viability of a financial institution’s operations, its ability to deliver banking products and services, or the stability of the financial sector. We do not anticipate this rule to have a material impact on the operations of HCC and HBC at this time.

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

Incentive Compensation.  Dodd-Frank requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In August 2022, the SEC finalized the pay versus performance regulations, which require disclosure of information that shows the relationship between executive compensation actually paid and the company’s financial performance in annual proxy statements.   The pay versus performance regulations are effective for fiscal years ending on or after December 16, 2022. Smaller reporting companies are subject to scaled reporting mechanism, and certain companies are exempt from the regulations.  In October 2022, the SEC adopted final rules on “clawback” of executive compensation, which direct the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers.  Under the new rules, companies will have to recover compensation in excess of what the executive officer should have received in the event the companies’ financials are restated due to material noncompliance with securities laws.  The rules apply to compensation paid in the three years leading up to restatement.

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

ITEM 1A.  RISK FACTORS

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

Summary of Risk Factors

Risks Related to Our Business

●	Unfavorable general business, economic and market conditions
●	Ongoing effects of the COVID-19 pandemic
●	Geographic concentration in the Greater San Francisco Bay Area
●	Monetary policies and regulations
●	Fluctuations in interest rates
●	Losses on our securities portfolio, particularly from increases in interest rates in our securities available-for-sale portfolio
●	Liquidity risks
●	Competition for customer deposits

Risks Related to Our Loans

●	Negative changes in the economy affecting real estate values and liquidity
●	Risks involved with construction and land development loans
●	Increased scrutiny by regulators of commercial real estate concentrations
●	Unreliability of loan appraisals used in real property loan decisions
●	Commercial loans are more sensitive to the borrower’s successful operations or property development
●	Small and medium business loans are subject to greater risks from adverse business developments
●	Underwriting criteria and practices may not prevent poor loan performance

Risks Related to Our SBA Loan Program

●	Dependence on U.S. federal government SBA loan program
●	Recognition of gains on sale of loans and servicing asset valuations reflect certain assumptions we use
●	Credit risks from non-guaranteed portion of SBA loans we retain and do not sell
●	Credit risks from SBA loans we sell as a result of repurchase obligations

Risks Related to Our Credit Quality

●	Managing credit risk
●	Nonperforming assets require management time to resolve and can affect our financial results
●	The allowance for credit losses on loans may be insufficient to absorb potential losses in our loan portfolio
●	Real estate market volatility may have an adverse effect on disposition of other real estate owned
●	Exposure to environmental liabilities on foreclosed real estate collateral

Risks Related to our Growth Strategy

●	General risks associated with acquisitions, including availability of suitable targets and integration risks
●	Dilution affect resulting from the issuance of common stock consideration for acquisitions
●	Impairment of the goodwill recorded from an acquisition
●	Incorrect estimate of fair value for assets acquired in an acquisitions
●	Managing our branch growth strategy
●	Managing risks of adding new lines of business and new products

Risks Related to Our Capital

●	More stringent capital requirements

●	Raising new capital in conditions beyond our control

Risks Related to Management

●	Our success depends on the skills and retention of our management
●	Competition for skilled and experienced management level and senior level employees

Risks Related to Our Reputation and Operations

●	Failure to maintain a favorable reputation with our customers and communities
●	Failure of our risk management framework
●	Interruptions, cyber-attacks, fraud and other security breaches
●	Difficulties from our third-party providers
●	Employee misconduct
●	Inaccurate information provided to us by customers or counterparties
●	Environmental, social and governance practices

Risks from Competition

●	Competition from financial service companies and other companies that offer commercial banking services
●	Competitive need to implement new technology and related operational challenges

Risks Related to Other Business

●	Costs and effects of litigation, investigations or similar matters
●	Phasing out of and uncertainty related to London Interbank Offered Rate (“LIBOR”)
●	The soundness of other financial institutions
●	Severe weather, natural disasters (including fire and earthquakes, pandemics, acts of war, terrorism, and social unrest)
●	Climate change

Risks Related to Finance and Accounting

●	Reliance on estimates and risk management processes and analytical and forecasting models
●	Changes in accounting standards
●	Failure to maintain effective internal controls over financial reporting
●	Realization of our deferred tax assets

Risks Related to Legislative and Regulatory Developments

●	Extensive government regulation that could limit or restrict our activities
●	Legislative and regulatory actions now or in the future increase our costs, and impact our business
●	Federal and state regulatory exams
●	Noncompliance with the BSA and other anti-money laundering statutes and regulations
●	Consumer protection laws and regulations
●	Failure to comply with privacy, data protection and information security legal requirements

Risks Related to Our Common Stock

●	Investment in common stock is not an insured deposit
●	Volatile trading price of our common stock
●	Limited trading volume
●	Changes in dividend policy
●	Limitations on director liability for monetary damages for failure to exercise their fiduciary duty
●	Potential dilution from issuance of additional equity securities
●	Issuance of preferred stock which may have rights and preferences over our common stock
●	Failure to satisfy our obligations under our subordinated notes would preclude the payment of dividends
●	Our charter documents and California law may have an anti-takeover effect limiting changes of control

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

Concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including declining growth and high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, inflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, related vacancy rates, and lower home sales and commercial activity. Various market conditions may also negatively affect our operating results. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit, which affects the rates and terms at which we offer loans and leases. Stock market downturns affect businesses’ ability to raise capital and invest in business expansion. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings, which adversely affects businesses’ ability to service their debts.

There can be no assurance that economic conditions will improve, and these conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. Such conditions could have a material adverse effect on the credit quality of our loans or our business, financial condition and results and operations.

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

●	a decrease in the demand for our loan or other products and services offered by us;
●	a decrease in our deposit balances due to an overall reduction in customer balances;
●	a decrease in the value of our investment securities and loans;
●	an increase in the level of nonperforming and classified loans;
●	an increase in the provision for credit losses and loan and lease charge-offs;
●	a decrease in net interest income derived from our lending and deposit gathering activities;
●	a decrease in the Company’s stock price;
●	an increase in our operating expenses associated with attending to the effects of the above-listed circumstances; and/or
●	a decrease in real estate values or a general decrease in capital available to finance real estate transactions, which could have a negative impact on borrowers’ ability to pay off their loans as they mature.

The COVID-19 pandemic has in the past negatively affected, and could in the future negatively affect, the global and U.S. economies could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

The COVID-19 pandemic has in the past negatively affected, and could in the future negatively affect, the global and U.S. economies, including by increasing unemployment levels, disrupting supply chains and businesses in many industries, lowering equity market valuations, decreasing liquidity in fixed income markets, and creating significant volatility and disruption in financial markets. The extent to which the COVID-19 pandemic could adversely affect our business, financial condition and results of operations, as well as our liquidity and capital profile, and provisions for credit losses, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, any resurgence of COVID-19 cases and the emergence of new variants, the widespread availability, use and effectiveness of vaccines, actions taken by governmental authorities and other third parties in response to the pandemic and the direct and indirect impact of the pandemic on us, our clients and customers, our service providers and other market participants. As the COVID-19 pandemic adversely affects us, it may also have the effect of heightening many of the other risks described herein.

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

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we receive on our assets, such as floating interest rate loans, rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. When interest rates decrease, the rate of interest we receive on our assets, such as floating interest rate loans, declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease.

Changes in interest rates could influence our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates.

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

Changes in interest rates also can affect the value of loans, securities and other assets. Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2022, the fair value of our securities portfolio was approximately $1.1 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause credit-related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments are providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, thereby increasing our funding costs and reducing net interest income and net income.  We could have to raise interest rates to retain deposits, thereby increasing our funding costs and reducing net interest income and net income.

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

Competition among U.S. banks for customer deposits is intense, may increase the cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base. Maintaining and attracting new deposits is integral to our business and a major decline in deposits or failure to attract deposits in the future, including any such decline or failure related to an increase in interest rates paid by our competitors on interest-bearing accounts, could have an adverse effect on our business, financial conditions and results of operations. Interest-bearing accounts earn interest at rates established by management based on competitive market factors. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2022, approximately $2.748 billion, or 83% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $614.7 million, or 19% of total loans. The real estate securing our loan portfolio is concentrated in California.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, fluctuations in vacancy rates, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project.  These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2022, land and construction loans, (including land acquisition and development loans) totaled $163.6 million or 5% of our portfolio. Of these loans, 9% were comprised of owner occupied and 91% non-owner occupied construction and land loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Increased scrutiny by regulators of commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

Banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for credit losses on loans and capital levels as a result of commercial real estate lending growth and exposures. Therefore, we could be required to raise additional capital or restrict our future growth as a result of our higher level of commercial real estate loans.

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

At December 31, 2022, commercial loans totaled $533.9 million or 16% of our loan portfolio (including SBA loans, PPP loans, asset-based lending, and factored receivables).  Commercial loans represented 22% of our total loan portfolio at December 31, 2021. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations.  Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

The small and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our business, financial condition and results of operation.

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

At December 31, 2022, SBA loans totaled $40.2 million, which are included in the commercial loan portfolio, and SBA loans held-for-sale totaled $2.4 million. In addition, the Company had $1.2 million of SBA PPP loans at December 31, 2022.  Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the Company’s SBA loans include loans under the U.S. Department of Agriculture guaranteed lending programs.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2022 was $491,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, financial condition and results of operations.

We originated $21.2 million of SBA loans for the year ended December 31, 2022. We sold $7.2 million of the guaranteed portion of our SBA loans for the year ended December 31, 2022. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2022, we held $40.2 million of SBA loans (including loans held-for-sale) on our balance sheet, $24.0 million of which consisted of the non-guaranteed portion of SBA loans, and $16.1 million of which consisted of the guaranteed portion of SBA loans.  At December 31, 2022, $2.5 million, or 6.1%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2023. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

As of December 31, 2022, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $2.4 million, or 0.07% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $2.4 million, or 0.05% of total assets.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.44%, at December 31, 2022. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $766,000 for the year ended December 31, 2022. The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of allowance for credit losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates.  The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual over time, either of losses in excess of the allowance or of losses less than the allowance.

In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as nonperforming or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for credit losses on loans accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified.

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

As of December 31, 2022 we had no other real estate owned (“OREO”) on our financial statements, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

Risks Related to Our Growth Strategy

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

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions.  Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. We, therefore, may not be able to raise additional capital if needed or on terms acceptable to us.

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

Interruptions, cyber-attacks, fraudulent activity or other security breaches could have a material adverse effect on our business.

In the normal course of business, we directly or through third parties collect, store, share, process and retain sensitive and confidential information regarding our customers. We devote significant resources and management focus to ensuring the integrity of our systems, against damage from fires or other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs. Notwithstanding, our facilities and systems are vulnerable to interruptions, external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, force majeure events, or other similar events.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer's information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Reported incidents of fraud and other financial crimes have increased through the U.S. We have also experienced losses due to apparent fraud and other financial crimes. Increased use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others increases our security risks. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers continue to engage in attacks against large financial institutions. These attacks include denial of service attacks designed to disrupt external customer facing services, and ransomware attacks designed to deny organizations access to key internal resources or systems. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. We employ detection and response mechanisms designed to contain and mitigate security incidents, but early detection may be thwarted by sophisticated attacks and malware designed to avoid detection. The payment methods that we offer are subject to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems where we may be liable for losses. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or our customers' or counterparties' confidential information, including employees.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decision making and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to Generally Accepted Accounting Principles (“GAAP’) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers.  Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

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

We anticipate intense competition will continue for the coming year due to the recent consolidation of many financial institutions and more changes in legislature, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. We expect we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the small business segment and the mass affluent segment, which offers a rich source of deposits as well as more profitable and less risky customer relationships. Further, with the rebound of higher interest rates our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage.  We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Other Business

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial condition and results of operations.

We are and will continue to be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and lead to attempts on the part of other parties to pursue similar claims.  Any claims asserted against us, regardless of merit or eventual outcome may harm our reputation.  To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil monetary penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by customers, employees or former employees, and ponzi schemes. In addition, such insurance coverage may not continue to be available to us at a reasonable cost or at all. As a result, we may be exposed to substantial uninsured liabilities.  Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and could have a material adverse impact on our business, financial condition, and  results of operations

Uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

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

Severe weather, natural disasters (including fires, earthquakes, and floods), wide spread disease or pandemics (such as COVID-19), acts of war or terrorism, social unrest and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The majority of our branches are located in the San Jose, San Francisco, Oakland areas, which in the past have experienced both severe earthquakes and wildfires. We do not carry earthquake insurance on our properties. Earthquakes, wildfires or other natural disasters could severely disrupt our operations. In addition, our customers and loan collateral may be severely impacted by such events, resulting in losses. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Finance and Accounting

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

We are required to comply with the SEC’s rules implementing Section 302, Section 404, and Section 906 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2022, we had a net deferred tax asset of $32.2 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

Risks Related to Legislative and Regulatory Developments

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DFPI and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements can significantly affect the services that we provide as well as the costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.  In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Legislative and regulatory actions taken now or in the future may impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation and the corporate tax law, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

New proposals for legislation continue to be introduced in the U.S. Congress that could substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.  Presently, in addition to refining existing regulations implemented after the 2008-2010 financial crisis, the banking regulators are also focusing their attention on certain policy areas, such as climate risk, digital currencies, and technological innovation. This new focus may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules.

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

The Federal Reserve and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2022, we had $40.0 million principal amount of subordinated notes outstanding due May 15, 2032. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

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

Main Offices

The main office of HBC, the San Jose branch office of HBC and the Bay View Funding administrative office are located at 224 Airport Parkway in San Jose, consisting of approximately 54,910 square feet in a six-story Class-A type office building, which are subject to a direct lease dated June 27, 2019, which expires on July 31, 2030. The current monthly rent payment is $216,006, subject to 3% annual increases. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one-story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In March of 2018, the Company extended its lease for approximately 3,022 square feet on the first floor of a three-story multi-tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $18,805, subject to annual increases of 3% until the lease expires on May 31, 2023. The Company has announced that it is closing the Sunnyvale branch office on April 28, 2023.

In November of 2018, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $7,563, subject to annual increases of 3% until the lease expires on November 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2019, the Company amended its lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $22,374, subject to 3% annual increases until the lease expires on April 30, 2026. The Company has reserved the right to extend the term of the lease for two additional periods of five years.

In June of 2019, the Company extended its lease for an additional five years for approximately 3,391 square feet in a two-story multi-tenant commercial center located at 351 Tres Pinos in Hollister, California. The current monthly rent payment is $5,213, subject to 3% annual increases until the lease expires on June 30, 2024.

In August of 2019, the Company extended its lease for approximately 3,772 square feet on the first and second floors in a two-story multi-tenant multi-use building located at 1987 First Street in Livermore, California. The current monthly rent payment is $9,045, until the lease expires on September 30, 2024. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In October of 2019, as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 4,154 square feet on the first floor in a multi-tenant office building located at 325 Lytton Avenue in Palo Alto, California. The current monthly rent payment is $40,966, subject to annual increases of 3% until the lease expires on January 31, 2025. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 7,029 square feet on the first floor in a multi-tenant office building located at 1990 N. California Boulevard in Walnut Creek, California. The current monthly rent payment is $29,733, subject to annual increases of 3% until the lease expires December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 3,063 square feet on the first floor in a multi-tenant office building located at 400 S. Camino Real in San Mateo, California expiring on October 31,2024.  In January 2020, The Company amended the lease expiration date to October 31, 2030 and executed a new lease for an additional space on the tenth floor for approximately 5,023 square feet. The current monthly rent payment for the combined space of approximately 8,086 square feet is $59,928, subject to annual increases of 3% until the lease expires October 31, 2030. The Company has reserved the right to extend the lease for two additional period of five years.

In February 2020, the Company extended its lease for approximately 3,172 square feet in a one-story multi-tenant multi-use building located at 3137 Stevenson Boulevard in Fremont, California. The current monthly rent payment is $10,432, subject to annual increases of 3% until the lease expires on February 29, 2024. The Company has reserved the right to extend the term of the lease for one additional period of three years.

In January of 2021, the Company amended and extended its lease for approximately 6,233 square feet on the twenty third floor in a multi-tenant office building located at 120 Kearny Street in San Francisco, California. The current monthly rent payment is $45,475, subject to annual increases of 3% until the lease expires on March 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period or five years.

In May of 2021, the Company extended its lease for approximately 4,716 square feet in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $6,013, subject to annual increases of 2% until the lease expires on October 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2021, the Company extended its lease for approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $6,104 until the lease expires on September 30, 2023. The Company has reserved the right to extend the term of the lease for one additional period of two years.

In December of 2021, the Company entered into a new lease agreement for approximately 4,099 square feet on the sixteenth floor in a multi-tenant office building located at 1111 Broadway in Oakland, CA. The current monthly rent payment is $23,569, subject to annual increases of 3% until the lease expires on June 30, 2029. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In April of 2022, the Company extended its lease for approximately 2,369 square feet on the first floor of a two-story multi-tenant multi-use building located at 2400 Broadway in Redwood City, California. The current monthly rent payment is $14,398 until the lease expires on October 31, 2024.

In August of 2022, the Company extended its lease for approximately 4,188 square feet on the first floor in a multi-tenant office building located at 999 5th Avenue in San Rafael, California. The current monthly rent payment is $17,704, subject to annual increases of 3% until the lease expires on December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In January of 2023, the Company extended its lease for approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $31,968, subject to annual increases of 3% until the lease expires on April 30, 2030.  The Company has reserved the right to extend the term of the lease for one additional period of five years.

Bay View Funding Office

The Bay View Funding administrative office is located at 224 Airport Parkway in San Jose, California, consisting of approximately 7,849 square feet and is subject to a sublease with Heritage Bank of Commerce dated March 6, 2020. The current monthly rent payment is $29,968, which is included in the main office of HBC’s total rent of $216,006, subject to 3% annual increases until the sublease expires July 31, 2030.

For additional information on operating leases and rent expense, refer to Note 7 to the Consolidated Financial Statements following “Item 15 — Exhibits and Financial Statement Schedules.”

ITEM 3.  LEGAL PROCEEDINGS

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

For more information regarding legal proceedings, see Note 15 “Commitments and Contingencies” to the consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “HTBK.”

The closing price of our common stock on February 9, 2023 was $12.17 per share as reported by the NASDAQ Global Select Market.

As of February 9, 2023, there were approximately 808 holders of record of common stock. There are no other classes of common equity outstanding.

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

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2017 to December 31, 2022, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

Heritage Commerce Corp *
S&P 500 *
NASDAQ - Total US*
NASDAQ Bank Index*
Index Value
350
300
250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

The following chart compares the stock performance of the Company from December 31, 2017 to December 31, 2022, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Heritage Commerce Corp *	100	74	84	58	78	85
S&P 500 *	100	94	121	140	178	144
NASDAQ - Total US*	100	96	130	187	227	152
NASDAQ Bank Index*	100	82	100	89	124	101

*	Source: S&P Global — (434) 977-1600

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company completed its acquisition of Bay View Funding on November 1, 2014. The Company completed its merger with Focus Business Bank (“Focus”) on August 20, 2015. The Company completed its merger with Tri-Valley Bank (“Tri-Valley”) on April 6, 2018, and the Company completed its merger with United American Bank (“United American”) on May 4, 2018.  The Company completed its merger with Presidio Bank (“Presidio”) on October 11, 2019. These mergers are discussed in more detail below, and in Notes 1 and 8 to the consolidated financial statements.

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

Allowance for Credit Losses on Loans (“ACLL”)

On January 1, 2020, the Company adopted the current expected credit loss (“CECL”) model under Accounting Standards Update (“ASU”) 2016-13 (Topic 326) using the modified retrospective approach.  See Note 4 – Loans and Allowance for Credit Losses on Loans to the consolidated financial statements and the “Allowance for Credit Losses on Loans” section for more information on the ACLL.

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

The ACLL represents management’s best estimate of potential loan losses, but significant changes in prevailing economic conditions could result in material changes in the allowance. Generally, an improving economic forecast generates a lower ACLL estimate than a weakening economic forecast. One of the most significant judgments used in estimating the ACLL is the reasonable and supportable macroeconomic forecast for the economic factors used in the model. Changes in the macroeconomic forecast, especially for California state gross product and the California unemployment rate, could significantly impact the calculated estimated credit loss.  The economic forecast utilized for the ACLL model input is inherently uncertain and many external factors could impact these forecasts.  Management reviews the forecast inputs to ensure they are reasonable and supportable, however, changes in local and national economic conditions will impact the allowance level and an increase in the California unemployment rate specifically would have the largest impact on the allowance level. While management utilizes its best judgement and current information available, the adequacy of the ACLL is significantly determined by certain factors outside the Company’s control, such as the performance of our loan portfolio, changes in the economic environment including economic uncertainty, changes in interest rates, and any regulatory changes.  Additionally, the level of ACLL may fluctuate based on the balance and mix of the loan portfolio.

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

Performance Overview

For the year ended December 31, 2022, net income was $66.6 million, or $1.09 per average diluted common share, compared to $47.7 million, or $0.79 per average diluted common share, for the year ended December 31, 2021, and $35.3 million, or $0.59 per average diluted common share for the year ended December 31, 2020. The Company’s annualized return on average tangible assets was 1.27% and annualized return on average tangible common equity was 15.57% for the year ended December 31, 2022, compared to 0.96% and 11.86%, respectively, for the year ended December 31, 2021, and 0.83% and 9.04%, respectively, for the year ended December 31, 2020.

Factoring Activities - Bay View Funding

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Total factored receivables at period-end	$79,263	$53,229
Average factored receivables:
For the year ended	$64,099	$52,618
Total full time equivalent employees at period-end	28	31

2022 Highlights

The following are major factors that impacted the Company’s results of operations:

●	Net interest income increased 23% to $179.9 million for the year ended December 31, 2022, compared to $146.1 million for the year ended December 31, 2021. For the year ended December 31, 2022, the FTE net interest margin increased 52 basis points to 3.57%, compared to 3.05% for the year ended December 31, 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, partially offset by lower interest and fees on Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, a lower yield on the Bay View Funding factoring portfolio, and a higher cost of funds.

●	The average yield on the total loan portfolio decreased to 4.91% for the year ended December 31, 2022, compared to 5.03% for the year ended December 31, 2021, primarily due to a decrease in interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and an increase in the average balance of lower yielding purchased residential mortgages.

●	In aggregate, the remaining net purchase discount on total loans acquired was $4.6 million at December 31, 2022.
●	The average cost of deposits was 0.15% for the year ended December 31, 2022, compared to 0.11% for the year ended December 31, 2021.
●	There was a $766,000 provision for credit losses on loans for the year ended December 31, 2022, compared to a $3.1 million negative provision for credit losses on loans for the year ended December 31, 2021.
●	For the year ended December 31, 2022, total noninterest income increased 4% to $10.1 million, compared to $9.7 million for the year ended December 31, 2021, primarily due to higher income on off-balance sheet deposits, and a $669,000 gain on warrants, partially offset by a lower gain on sale of SBA loans and a lower gain on proceeds from company-owned life insurance during the year ended December 31, 2022.
●	Noninterest expense for the year ended December 31, 2022 increased to $94.9 million, compared to $93.1 million for the year ended December 31, 2021, primarily due to higher salaries and employee benefits, higher rent included in occupancy and equipment expense, and higher insurance and information technology related expenses during the year ended December 31, 2022. These increases during 2022 were partially offset by higher legal fees included in professional fees and a reserve for a legal settlement included in other noninterest expense during the year ended December 31, 2021.
●	The efficiency ratio for the year ended December 31, 2022 improved to 44.93%, compared to 59.74% for the year ended December 31, 2021, primarily due to an increase in net interest income from the rising interest rate environment.
●	Income tax expense for the year ended December 31, 2022 was $27.8 million, compared to $18.2 million for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022 was 29.5%, compared to 27.6% for the year ended December 31, 2021.

The following are important factors in understanding our current financial condition and liquidity position:

●	Cash, interest bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (43%) to $796.2 million at December 31, 2022, from $1.408 billion at December 31, 2021.
●	Securities held-to-maturity, at amortized cost, totaled $715.0 million at December 31, 2022, compared to $658.4 million at December 31, 2021.
●	Loans, excluding loans held-for-sale, increased $211.2 million, or 7%, to $3.299 billion at December 31, 2022, compared to $3.087 billion at December 31, 2021.
●	Total loans at December 31, 2022, included $1.2 million of PPP loans, compared to $88.7 million at December 31, 2021. Total loans at December 31, 2022 included $537.9 million of residential mortgages, compared to $416.7 million at December 31, 2021. Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $175.5 million, or 7%, to $2.760 billion at December 31, 2022, compared to $2.584 billion at December 31, 2021.
●	Nonperforming assets (“NPAs”) were $2.4 million, or 0.05% of total assets at December 31, 2022, compared to $3.7 million, or 0.07% of total assets at December 31, 2021.
●	Classified assets were $14.5 million, or 0.28% of total assets, at December 31, 2022, compared to $33.7 million, or 0.61% of total assets, at December 31, 2021.
●	Net recoveries totaled $3.5 million for the year ended December 31, 2022, compared to net recoveries of $2.0 million for the year ended December 31, 2021.
●	The ACLL at December 31, 2022, was $47.5 million, or 1.44% of total loans, representing 1,959.26% of nonperforming loans. The ACLL at December 31, 2021, was $43.3 million, or 1.40% of total loans, representing 1,158.11% of nonperforming loans.
●	Total deposits decreased ($369.8) million, or (8%), to $4.390 billion at December 31, 2022, compared to $4.759 billion at December 31, 2021.
●	Deposits, excluding all time deposits and CDARS deposits, decreased ($369.1) million, or (8%), to $4.219 billion at December 31, 2022, compared to $4.588 billion at December 31, 2021.
●	Off-balance sheet deposits increased $9.4 million, or 4%, to $254.4 million at December 31, 2022, compared to $245.0 million at December 31, 2021.
●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, subordinated debt and short-term borrowings) to total assets was 3.45% at December 31, 2022, compared to 3.14% at December 31, 2021.
●	The loan to deposit ratio was 75.14% at December 31, 2022, compared to 64.87% at December 31, 2021.
●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2022.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	14.8%	14.2%	10.0%	10.5%
Tier 1 Capital	12.7%	13.2%	8.0%	8.5%
Common Equity Tier 1 Capital	12.7%	13.2%	6.5%	7.0%
Tier 1 Leverage	9.2%	9.5%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

	Year Ended December 31,
	2022			2021			2020
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,119,006	$153,010	4.91%	$2,766,321	$139,244	5.03%	$2,631,495	$133,169	5.06%
Securities — taxable	983,137	20,666	2.10%	534,387	8,678	1.62%	578,506	11,637	2.01%
Securities — exempt from Federal tax (3)	40,478	1,372	3.39%	60,566	1,995	3.29%	74,849	2,415	3.23%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	908,931	14,068	1.55%	1,444,356	3,758	0.26%	786,955	3,757	0.48%
Total interest earning assets (3)	5,051,552	189,116	3.74%	4,805,630	153,675	3.20%	4,071,805	150,978	3.71%
Cash and due from banks	37,287			39,841			40,401
Premises and equipment, net	9,574			10,056			9,497
Goodwill and other intangible assets	180,061			182,887			186,239
Other assets	122,746			127,880			126,387
Total assets	$5,401,220			$5,166,294			$4,434,329
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,863,928			$1,834,909			$1,638,055

Demand, interest-bearing	1,224,676	2,415	0.20%	1,164,556	1,988	0.17%	891,513	2,035	0.23%
Savings and money market	1,394,283	3,720	0.27%	1,251,438	2,195	0.18%	1,026,319	3,144	0.31%
Time deposits — under $100	12,587	21	0.17%	14,924	29	0.19%	17,659	67	0.38%
Time deposits — $100 and over	122,018	609	0.50%	128,753	598	0.46%	128,461	1,009	0.79%
CDARS — interest-bearing demand, money
market and time deposits	29,708	5	0.02%	32,305	6	0.02%	17,889	5	0.03%
Total interest-bearing deposits	2,783,272	6,770	0.24%	2,591,976	4,816	0.19%	2,081,841	6,260	0.30%
Total deposits	4,647,200	6,770	0.15%	4,426,885	4,816	0.11%	3,719,896	6,260	0.17%

Subordinated debt, net of issuance costs	41,739	2,178	5.22%	39,827	2,314	5.81%	39,641	2,320	5.85%
Short-term borrowings	24	—	—%	45	1	2.22%	139	1	0.72%
Total interest-bearing liabilities	2,825,035	8,948	0.32%	2,631,848	7,131	0.27%	2,121,621	8,581	0.40%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,688,963	8,948	0.19%	4,466,757	7,131	0.16%	3,759,676	8,581	0.23%
Other liabilities	104,654			114,381			97,978
Total liabilities	4,793,617			4,581,138			3,857,654
Shareholders’ equity	607,603			585,156			576,675
Total liabilities and shareholders’ equity	$5,401,220			$5,166,294			$4,434,329

Net interest income (3) / margin		180,168	3.57%		146,544	3.05%		142,397	3.50%
Less tax equivalent adjustment (3)		(288)			(419)			(507)
Net interest income		$179,880			$146,125			$141,890
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $3.4 million for the year ended December 31, 2022 (of which $2.1 million was from PPP loans), compared to $11.3 million for the year ended December 31, 2021 (of which $10.0 million was from PPP loans), and $4.5 million for the year ended December 31, 2020 (of which $3.9 million were from PPP loans). Prepayment fees totaled $1.3 million for the year ended December 31, 2022, compared to $2.7 million for the year ended December 31, 2021, and $1.1 million for the year ended December 31, 2020.

(3) Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2022, 2021 and 2020.

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

	Year Ended December 31,			Year Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$17,184	$(3,418)	$13,766	$6,880	$(805)	$6,075
Securities — taxable	9,444	2,544	11,988	(694)	(2,265)	(2,959)
Securities — exempt from Federal tax (1)	(681)	58	(623)	(468)	48	(420)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(8,320)	18,630	10,310	1,712	(1,711)	1
Total interest income on interest-earning assets	17,627	17,814	35,441	7,430	(4,733)	2,697

Expense from the interest-bearing liabilities:
Demand, interest-bearing	86	341	427	472	(519)	(47)
Savings and money market	341	1,184	1,525	348	(1,297)	(949)
Time deposits — under $100	(4)	(4)	(8)	(5)	(33)	(38)
Time deposits — $100 and over	(35)	46	11	7	(418)	(411)
CDARS — interest-bearing demand, money market
and time deposits	(1)	—	(1)	2	(1)	1
Subordinated debt, net of issuance costs	99	(235)	(136)	11	(17)	(6)
Short-term borrowings	—	(1)	(1)	(2)	2	—
Total interest expense on interest-bearing liabilities	486	1,331	1,817	833	(2,283)	(1,450)
Net interest income	$17,141	$16,483	33,624	$6,597	$(2,450)	4,147
Less tax equivalent adjustment			131			88
Net interest income			$33,755			$4,235
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2022, 2021 and 2020.

Net interest income increased 23% to $179.9 million for the year ended December 31, 2022, compared to $146.1 million for the year ended December 31, 2021.  For the year ended December 31, 2022, the FTE net interest margin increased 52 basis points to 3.57%, compared to 3.05% for the year ended December 31, 2021, primarily due to higher average balances of loans and investment securities, higher average yields on investment securities and overnight funds, partially offset by lower interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, a lower yield on the Bay View Funding factoring portfolio, and a higher cost of funds.

Net interest income increased 3% to $146.1 million for the year ended December 31, 2021, compared to $141.9 million for the year ended December 31, 2020.  For the year ended December 31, 2021, the FTE net interest margin contracted 45 basis points to 3.05% for the year ended December 31, 2021, compared to 3.50% for the year ended December 31, 2020, primarily due to a decline in the average yields on loans, investment securities, and overnight funds, and a shift in the mix of earning assets toward lower yielding shorter term investments, partially offset by an increase in the accretion of the loan purchase discount into interest income from acquired loans, higher interest and fee income from PPP loans, higher loan prepayment fees, and lower costs of deposits.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,561,195	$117,582	4.59%	$2,299,367	$101,690	4.42%	$2,297,938	$107,780	4.69%
Prepayment fees	—	1,278	0.05%	—	2,700	0.12%	—	1,121	0.05%
PPP loans	21,689	213	0.98%	249,253	2,481	1.00%	218,391	2,185	1.00%
PPP fees, net	—	2,054	9.47%	—	9,995	4.01%	—	3,877	1.78%
Asset-based lending	51,990	3,613	6.95%	39,798	2,106	5.29%	29,686	1,751	5.90%
Bay View Funding factored receivables	64,099	12,819	20.00%	52,618	11,485	21.83%	45,765	10,727	23.44%
Purchased residential mortgages	417,672	12,395	2.97%	122,566	3,555	2.90%	29,648	725	2.45%
Purchased CRE loans	8,143	317	3.89%	12,436	441	3.55%	24,072	831	3.45%
Loan credit mark / accretion	(5,782)	2,739	0.11%	(9,717)	4,791	0.21%	(14,005)	4,172	0.18%
Total loans (includes loans
held-for-sale)	$3,119,006	$153,010	4.91%	$2,766,321	$139,244	5.03%	$2,631,495	$133,169	5.06%

The average yield on the total loan portfolio decreased to 4.91% for the year ended December 31, 2022, compared to 5.03% for the year ended December 31, 2021, primarily due to a decrease in interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and an increase in the average balance of lower yielding purchased residential mortgages.  The average yield on the total loan portfolio decreased to 5.03% for the year ended December 31, 2021, compared to 5.06% for the year ended December 31, 2020, primarily due to a decline in the average yield on core bank loans, and increases in the average balances of lower yielding purchased residential mortgages, partially offset by increases in interest and fees on PPP loans, higher loan prepayment fees, and an increase in the accretion of the loan purchase discount into interest income from acquired loans.  There were higher fees recognized into income on PPP loans for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily as of a result of accelerated forgiveness of the PPP loans by the SBA.

In aggregate, the remaining net purchase discount on total loans acquired was $4.6 million at December 31, 2022.

The average cost of deposits was 0.15% for the year ended December 31, 2022, compared to 0.11% for the year ended December 31, 2021, and 0.17% for the year ended December 31, 2020.

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

There was a $766,000 provision for credit losses on loans for the year ended December 31, 2022, compared to a $3.1 million negative provision for credit losses on loans for the year ended December 31, 2021, and a $13.2 million provision for credit losses on loans for the year ended December 31, 2020. The higher provision for credit losses on loans for the year ended December 31, 2020 was driven primarily by a significantly deteriorating economic outlook resulting from the Coronavirus pandemic.  Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

				Increase		Increase
	Year Ended			(decrease)		(Decrease)
	December 31,			2022 versus 2021		2021 versus 2020
	2022	2021	2020	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$4,640	$2,488	$2,859	$2,152	86%	$(371)	(13)%
Increase in cash surrender value of life insurance	1,925	1,838	1,845	87	5%	(7)	(0)%
Gain on warrants	669	11	449	658	5,982%	(438)	(98)%
Servicing income	508	553	673	(45)	(8)%	(120)	(18)%
Gain on sales of SBA loans	491	1,718	839	(1,227)	(71)%	879	105%
Termination fees	61	797	89	(736)	(92)%	708	796
Gain on proceeds from company-owned life insurance	27	675	20	(648)	(96)%	655	3,275%
Gain on the disposition of foreclosed assets	—	—	791	—	N/A	(791)	(100)%
Gain on sales of securities	—	—	277	—	N/A	(277)	(100)%
Other	1,790	1,608	2,080	182	11%	(472)	(23)%
Total	$10,111	$9,688	$9,922	$423	4%	$(234)	(2)%

For the year ended December 31, 2022, total noninterest income increased 4% to $10.1 million, compared to $9.7 million for the year ended December 31, 2021, primarily due to higher income on off-balance sheet deposits, and a $669,000 gain on warrants, partially offset by a lower gain on sale of SBA loans and a lower gain on proceeds from company-owned life insurance during the year ended December 31, 2022.

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

A portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2022, SBA loan sales resulted in a $491,000 gain, compared to a $1.7 million gain on sales of SBA loans in 2021, and an $839,000 gain on sales of SBA loans in 2020.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

				Increase		Increase
	Year Ended			(Decrease)		(Decrease)
	December 31,			2022 versus 2021		2021 versus 2020

	2022	2021	2020	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$55,331	$51,862	$50,571	$3,469	7%	$1,291	3%
Occupancy and equipment	9,639	9,038	8,018	601	7%	1,020	13%
Professional fees	5,015	5,901	5,338	(886)	(15)%	563	11%
Insurance expense	4,958	3,270	2,286	1,688	52%	984	43%
Amortization of intangible assets	2,635	2,996	3,751	(361)	(12)%	(755)	(20)%
Data processing	2,482	2,146	2,770	336	16%	(624)	(23)%
Reserve for litigation	—	4,500	—	(4,500)	(100)%	4,500	NA
Other	14,799	13,337	14,176	1,462	11%	(839)	(6)%
Total noninterest expense	$94,859	$93,050	86,910	$1,809	2%	6,140	7%
Salaries and employee benefits merger-related costs (2)	—	—	356	—	NA	(356)	(100)%
Other merger-related costs (1)	—	27	2,245	(27)	(100)%	(2,218)	(99)%
Total noninterest expense, including merger-related costs	$94,859	$93,077	$89,511	$1,782	2%	$3,566	4%

The following table indicates the percentage of noninterest expense in each category:

	Year Ended December 31,
		Percent		Percent		Percent
	2022	of Total	2021	of Total	2020	of Total

	(Dollars in thousands)
Salaries and employee benefits	$55,331	58%	$51,862	56%	$50,571	57%
Occupancy and equipment	9,639	10%	9,038	10%	8,018	9%
Professional fees	5,015	5%	5,901	6%	5,338	6%
Insurance expense	4,958	5%	3,270	4%	2,286	3%
Amortization of intangible assets	2,635	3%	2,996	3%	3,751	4%
Data processing	2,482	3%	2,146	2%	2,770	3%
Reserve for litigation	—	0%	4,500	5%	—	0%
Other	14,799	16%	13,337	14%	14,176	15%
Total noninterest expense	$94,859	100%	$93,050	100%	86,910	97%
Salaries and employee benefits merger-related costs (2)	—	0%	—	0%	356	0%
Other merger-related costs (1)	—	0%	27	0%	2,245	3%
Total noninterest expense, including merger-related costs	$94,859	100%	$93,077	100%	89,511	100%

(1)	Included in “Salaries and employee benefits” category in the Consolidated Statements of Income.
(2)	Included in the “Other noninterest expense” category in the Consolidated Statements of Income.

Noninterest expense for the year ended December 31, 2022 increased to $94.9 million, compared to $93.1 million for the year ended December 31, 2021, primarily due to higher salaries and employee benefits, higher rent included in occupancy and equipment expense, and higher insurance and information technology related expenses during the year ended December 31, 2022.  These increases during 2022 were partially offset by higher legal fees included in professional fees and a reserve for a legal settlement included in other noninterest expense during the year ended December 31, 2021.

Noninterest expense for the year ended December 31, 2021 increased to $93.1 million, compared to $89.5 million for the year ended December 31, 2020, primarily due to a $4.0 million reserve for a litigation matter that settled in the second quarter of 2021, partially offset by lower merger-related costs.

Full-time equivalent employees were 340 at December 31, 2022, and 326 at December 31, 2021, and 331 at December 31, 2020.

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

The following table shows the effective tax rate for the dates indicated:

	Year Ended December 31,
	2022	2021	2020
Effective income tax rate	29.5%	27.6%	28.1%

The Company’s Federal and state income tax expense in 2022 was $27.8 million, compared to $18.2 million in 2021, and $13.8 million in 2020.

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

The Company had the net deferred tax assets of $32.2 million and $28.8 million at December 31, 2022, and December 31, 2021, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2022 and December 31, 2021 will be fully realized in future years.

FINANCIAL CONDITION

As of December 31, 2022, total assets decreased (6%) to $5.157 billion, compared to $5.499 billion at December 31, 2021. Securities available-for-sale, at fair value, were $489.6 million at December 31, 2022, an increase of 379% from $102.3 million at December 31, 2021. Securities held-to-maturity, at amortized cost, were $715.0 million at December 31, 2022, an increase of 9% from $658.4 million at December 31, 2021.

Total loans, excluding loans held-for-sale, increased $211.2 million, or 7%, to $3.299 billion at December 31, 2022, compared to $3.087 billion at December 31, 2021.  Total loans at December 31, 2022, included $1.2 million of PPP loans, compared to $88.7 million at December 31, 2021.  Total loans at December 31, 2022, included $537.9 million of residential mortgages, compared to $416.7 million at December 31, 2021.  Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $175.5 million, or 7%, to $2.760 billion at December 31, 2022, compared to $2.584 billion at December 31, 2021.

Total deposits decreased ($369.8) million, or (8%), to $4.390 billion at December 31, 2022, compared to $4.759 billion at December 31, 2021. Deposits, excluding all time deposits and CDARS deposits, decreased ($369.1) million, or (8%), to $4.219 billion at December 31, 2022, from $4.588 billion at December 31, 2021.

Securities Portfolio

The following table reflects the balances for each category of securities at year-end:

	December 31,
	2022	2021

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$418,474	$—
Agency mortgage-backed securities	71,122	102,252
Total	$489,596	$102,252
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$677,381	$607,377
Municipals — exempt from Federal tax	37,623	51,063
Total	$715,004	$658,440

The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2022:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$45,736	3.67%	$372,738	2.99%	$—	—%	$—	—%	$418,474	3.06%
Agency mortgage-backed securities	161	2.26%	59,164	2.48%	11,797	2.63%	—	—%	71,122	2.50%
Total	$45,897	3.67%	$431,902	2.92%	$11,797	2.63%	$—	—%	$489,596	2.98%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$124	2.51%	$71,942	2.21%	$508,424	1.78%	$96,891	2.81%	$677,381	1.98%
Municipals — exempt from Federal tax (1)	10,463	3.67%	3,355	3.04%	22,867	3.36%	938	3.64%	37,623	3.43%
Total	$10,587	3.66%	$75,297	2.24%	$531,291	1.85%	$97,829	2.82%	$715,004	2.05%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The net unrealized loss on U.S. Treasury securities available-for-sale at December 31, 2022 was ($10.3) million.  There were no U.S. Treasury securities available-for-sale at December 31, 2021.  The net unrealized loss on mortgage-backed securities available-for-sale at December 31, 2022 was ($5.8) million, compared to a net unrealized gain of $2.9 million at December 31, 2021. The net unrealized loss on total securities available-for-sale at December 31, 2022 was ($16.1) million, compared to a net unrealized gain of $2.9 million at December 31, 2021.  All other factors remaining the same, when market interest rates are increasing, the Company will experience a higher unrealized loss in the securities portfolio.

The net unrealized loss on mortgage-backed securities held-to-maturity at December 31, 2022 was ($99.7) million, compared to a net unrealized loss of ($1.6) million at December 31, 2021.  The net unrealized loss on municipal bonds held-to-maturity at December 31, 2022 was ($810,000), compared to a net unrealized gain of $805,000 at December 31, 2021.  The net unrealized loss on total securities held-to-maturity at December 31, 2022 was ($100.6) million, compared to a net unrealized loss of ($790,000) at December 31, 2021.

During the year ended December 31, 2022, the Company purchased $425.7 million of U.S. Treasury securities available-for-sale, with a book yield of 3.08% and an average life of 2.25 years. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.  During the year ended December 31, 2022, the Company purchased $146.6 million of agency mortgage-backed securities held-to-maturity, with a book yield of 2.75% and an average life of 6.92 years.

The average life of the total investment securities portfolio was 4.93 years at December 31, 2022.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 64% of total assets at December 31, 2022 and 56% at December 31, 2021. The ratio of loans to deposits increased to 75.14% at December 31, 2022 from 64.87% at December 31, 2021.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

	December 31, 2022		December 31, 2021
	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$532,749	16%	$594,108	19%
PPP loans(1)	1,166	0%	88,726	3%
Real estate:
CRE - owner occupied	614,663	19%	595,934	19%
CRE - non-owner occupied	1,066,368	32%	902,326	29%
Land and construction	163,577	5%	147,855	5%
Home equity	120,724	4%	109,579	4%
Multifamily	244,882	7%	218,856	7%
Residential mortgages	537,905	16%	416,660	13%
Consumer and other	17,033	1%	16,744	1%
Total Loans	3,299,067	100%	3,090,788	100%
Deferred loan fees, net	(517)	—	(3,462)	—
Loans, net of deferred fees	3,298,550	100%	3,087,326	100%
Allowance for credit losses on loans	(47,512)		(43,290)
Loans, net	$3,251,038		$3,044,036
(1)	Less than 1% at December 31, 2022.

The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 83% of its gross loans were secured by real property as of December 31, 2022, compared to 77% as of December 31, 2021. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2022, loans were sold resulting in a gain on sales of SBA loans of $491,000, compared to a gain on sales of SBA loans of $1.7 million for 2021, and $839,000 for 2020.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including, but not limited to, service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 38 days for the year ended December 31, 2022, and 37 days for both of the years ended December 31, 2021 and December 31, 2020. The balance of the purchased receivables as of December 31, 2022 and December 31, 2021 was $79.3 million and $53.2 million, respectively.

The commercial loan portfolio, excluding PPP loans, decreased ($61.4) million, or (10%), to $532.7 million at December 31, 2022, from $594.1 million at December 31, 2021. Commercial and industrial (“C&I”) line usage was 29% at December 31, 2022, compared to 31% at December 31, 2021. In addition, the Company had $1.2 million in PPP loans at December 31, 2022, compared to $88.7 million at December 31, 2021.

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

The CRE owner occupied loan portfolio increased $18.7 million, or 3% to $614.6 million at December 31, 2022, from $595.9 million at December 31, 2021. CRE non-owner occupied loans increased $164.0 million, or 18% to $1,066.4 billion at December 31, 2022, from $902.3 million at December 31, 2021. At December 31, 2022, 37% of the CRE loan portfolio was secured by owner occupied real estate, compared to 40% at December 31, 2021.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $15.7 million, or 11%, to $163.6 million at December 31, 2022, from $147.9 million at December 31, 2021.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $11.1 million, or 10%, to $120.7 million at December 31, 2022, from $109.6 million at December 31, 2021.

Multifamily loans increased $26.0 million, or 12%, to $244.9 million at December 31, 2022, compared to $218.9 million at December 31, 2021.

Residential mortgage loans increased $121.2 million, or 29%, to $537.9 million, at December 31, 2022, compared to $416.7 million at December 31, 2021.

During the year ended December 31, 2021, the Company purchased single family residential mortgage loans totaling $185.4 million, tied to homes all located in California, with average principal balances of approximately $950,000. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans increased $289,000, or 2%, to $17.0 million at December 31, 2022, compared to $16.7 million at December 31, 2021.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $104.6 million and $174.3 million at December 31, 2022, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale), as of December 31, 2022. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2022, approximately 33% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$307,385	$170,450	$54,914	$532,749
PPP loans	—	1,166	—	1,166
Real estate:
CRE - owner occupied	31,303	128,214	455,146	614,663
CRE - non-owner occupied	26,227	275,466	764,675	1,066,368
Land and construction	150,525	7,223	5,829	163,577
Home equity	3,934	36,077	80,713	120,724
Multifamily	16,094	87,550	141,238	244,882
Residential mortgages	5,129	20,719	512,057	537,905
Consumer and other	11,453	4,021	1,559	17,033
Loans	$552,050	$730,886	$2,016,131	$3,299,067

Loans with variable interest rates	$484,522	$259,477	$331,652	$1,075,651
Other loans with fixed interest rates	67,528	471,409	1,684,479	2,223,416
Loans	$552,050	$730,886	$2,016,131	$3,299,067

Loan Servicing

As of December 31, 2022, 2021, and 2020, SBA loans that were serviced by the Company for others totaled $64.8 million, $73.3 million, and $78.0 million, respectively. Activity for loan servicing rights was as follows:

	Year Ended
	December 31,
	2022	2021	2020

	(Dollars in thousands)
Beginning of period balance	$655	$531	$583
Additions	124	384	213
Amortization	(230)	(260)	(265)
End of period balance	$549	$655	$531

Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2022 and 2021, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Year Ended
	December 31,
	2022	2021	2020

	(Dollars in thousands)
Beginning of period balance	$221	$305	$503
Unrealized holding gain loss	(69)	(84)	(198)
End of period balance	$152	$221	$305

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2022, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$152
Prepayment speed assumption (annual rate)	15.1%
Impact on fair value of 10% adverse change in prepayment speed (CPR 16.6%)	$(1)
Impact on fair value of 20% adverse change in prepayment speed (CPR 18.1%)	$(3)
Residual cash flow discount rate assumption (annual)	20.7%
Impact on fair value of 1% adverse change in discount rate (21.0% discount rate)	$(3)
Impact on fair value of 2% adverse change in discount rate (21.2% discount rate)	$(6)

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.1 billion and $1.2 billion at December 31, 2022 and December 31, 2021, respectively. Unused commitments represented 34% and 37% of outstanding gross loans at December 31, 2022 and December 31, 2021, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 15 to the consolidated financial statements located elsewhere herein.

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $17.1 million and $5.0 million at December 31, 2022 and December 31, 2021, respectively, of which $479,000 and $1.3 million were on nonaccrual. There were also $261,000 and $2.2 million loans less than 30 days past due included in nonaccrual loans held-

for-investment, at December 31, 2022 and December 31, 2021, respectively.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2022	2021

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$740	$3,460
Restructured and loans 90 days past due and
still accruing	1,685	278
Total nonperforming loans	2,425	3,738
Foreclosed assets	—	—
Total nonperforming assets	$2,425	$3,738

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.07%	0.12%
Nonperforming assets as a percentage of total assets	0.05%	0.07%

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $324,000 and $1.0 million at December 31, 2022 and December 31, 2021, respectively.

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

Classified loans decreased to $14.5 million, or 0.28% of total assets, at December 31, 2022, compared to $33.8 million, or 0.61% of total assets at December 31, 2021.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the value of underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or on other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $1.2 million of PPP loans at December 31, 2022 and $88.7 million at December 31, 2021.  No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA at December 31, 2022 and December 31, 2021.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	2022	2021	2020	2019	2018

	(Dollars in thousands)
Beginning of year balance	$43,290	$44,400	$23,285	$27,848	$19,658
Charge-offs:
Commercial	(434)	(520)	(1,776)	(6,609)	(2,002)
Consumer and other	—	—	(104)	(14)	(24)
Total charge-offs	(434)	(520)	(1,880)	(6,623)	(2,026)

Recoveries:
Commercial	427	1,354	998	1,045	2,645
Real estate:
CRE - owner occupied	15	16	1	—	—
Land and construction	—	884	70	76	114
Home equity	105	93	93	93	36
Consumer and other	3,343	197	30	—	—
Total recoveries	3,890	2,544	1,192	1,214	2,795
Net (charge-offs) recoveries	3,456	2,024	(688)	(5,409)	769
Impact of adopting Topic 326	—	—	8,570	—	—
Provision for credit losses on loans(1)	766	(3,134)	13,233	846	7,421
End of year balance	$47,512	$43,290	$44,400	$23,285	$27,848
(1)	Provision for credit losses on loans for the year ended December 31, 2022, 2021 and 2020, Provision for loan losses for 2019 and 2018.

The increase in the allowance for credit losses on loans for the year ended December 31, 2022 was primarily attributed to a net increase of $4.8 million in the reserve for pooled loans, driven by deterioration in forecasted macroeconomic conditions and an increase in the loan portfolio, partially offset by a $562,000 decrease in specific reserves for individually evaluated loans compared to December 31, 2021.

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

	December 31,
	2022		2021		2020		2019		2018
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$6,617	16%	$8,414	22%	$11,587	32%	$10,453	24%	$17,061	29%
Real estate:
CRE - owner occupied	5,751	19%	7,954	19%	8,560	21%	3,825	22%	2,907	23%
CRE - non-owner occupied	22,135	32%	17,125	29%	16,416	27%	3,760	30%	3,456	25%
Land and construction	2,941	5%	1,831	5%	2,509	6%	2,621	6%	2,008	7%
Home equity	666	4%	864	4%	1,297	4%	2,244	6%	1,609	5%
Multifamily	3,366	7%	2,796	7%	2,804	6%	57	7%	374	5%
Residential mortgages	5,907	16%	4,132	13%	943	3%	243	4%	317	5%
Consumer and other	129	1%	174	1%	284	1%	82	1%	116	1%
Total	$47,512	100%	$43,290	100%	$44,400	100%	$23,285	100%	$27,848	100%

The ACLL totaled $47.5 million, or 1.44% of total loans, at December 31, 2022, compared to $43.3 million, or 1.40% of total loans at December 31, 2021. The allowance for credit losses on loans to total nonperforming loans increased to 1,959.26% at December 31, 2022, compared to 1,158.11% at December 31, 2021. The Company had net recoveries of ($3.5) million, or (0.11%) of average loans, for the year ended December 31, 2022, compared to net recoveries of ($2.0) million, or (0.07)% of average loans, for the year ended December 31, 2021,  and net charge-offs of $688,000, or 0.03% of average loans, for the year ended December 31, 2020.

The following table shows the results of adopting CECL for the year ended December 31, 2022:

Drivers of Change in ACLL Under CECL	(Dollars in thousands)
ACLL at December 31, 2021	$43,290
Portfolio changes during the first quarter of 2022
including net recoveries	(33)
Qualitative and quantitative changes during the first
quarter of 2022 including changes in economic forecasts	(469)
ACLL at March 31, 2022	42,788
Portfolio changes during the second quarter of 2022
including net recoveries	1,383
Qualitative and quantitative changes during the second
quarter of 2022 including changes in economic forecasts	1,319
ACLL at June 30, 2022	45,490
Portfolio changes during the third quarter of 2022
including net recoveries	2,009
Qualitative and quantitative changes during the third
quarter of 2022 including changes in economic forecasts	(578)
ACLL at September 30, 2022	46,921
Portfolio changes during the fourth quarter of 2022
including net recoveries	1,316
Qualitative and quantitative changes during the fourth
quarter of 2022 including changes in economic forecasts	(725)
ACLL at December 31, 2022	$47,512

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. Some of the Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and liabilities at December 31, 2022 and December 31, 2021 included $33.0 million and $34.9 million, respectively, of right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. See Note 7 to the consolidated financial statements.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	December 31, 2022		December 31, 2021
	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,736,722	40%	$1,903,768	40%
Demand, interest-bearing	1,196,427	27%	1,308,114	27%
Savings and money market	1,285,444	29%	1,375,825	29%
Time deposits — under $250	32,445	1%	38,734	1%
Time deposits — $250 and over	108,192	2%	94,700	2%
CDARS — interest-bearing demand,
money market and time deposits	30,374	1%	38,271	1%
Total deposits	$4,389,604	100%	$4,759,412	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at December 31, 2022 and December 31, 2021.

Total deposits decreased ($369.8) million, or (8%), to $4.390 billion at December 31, 2022, compared to $4.759 billion at December 31, 2021. Deposits, excluding all time deposits and CDARS deposits, decreased ($369.1) million, or 8%, to $4.219 billion at December 31, 2022, compared to $4.588 billion at December 31, 2021.

The decline in deposits was primarily related to the decrease in balances (of approximately $170 million) from two large depositors who had temporary high balances in 2021.  Additional declines in deposits were related to the decrease in balances from the distribution of proceeds from the sale of client businesses and real estate, and to a lesser extent, clients moving funds to seek higher rates.

Off-balance sheet deposits increased $9.4 million, or 4%, to $254.4 million at December 31, 2022, compared to $245.0 million at December 31, 2021.

At December 31, 2022, the $33.4 million CDARS deposits were comprised of $26.0 million of interest-bearing demand deposits, $1.0 million of money market accounts and $6.4 million of time deposits. At December 31, 2021, the $38.3 million CDARS deposits were comprised of $38.3 million of interest-bearing demand deposits, $1.0 million of money market accounts and $6.4 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of December 31, 2022:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$21,408	29%
Over three months through six months	17,545	24%
Over six months through twelve months	29,658	40%
Over twelve months	5,582	7%
Total	$74,193	100%

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

The contractual maturity of total deposits at December 31, 2022, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Deposits(1)	$4,379,162	$9,796	$366	$280	$4,389,604

(1) Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020
Return on average assets	1.23%	0.92%	0.80%
Return on average tangible assets	1.27%	0.96%	0.83%
Return on average equity	10.95%	8.15%	6.12%
Return on average tangible common equity	15.57%	11.86%	9.04%
Average equity to average assets ratio	11.25%	11.33%	13.00%

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

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 75.14% at December 31, 2022, compared to 64.87% at December 31, 2021.

FHLB and FRB Borrowings and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2022, and December 31, 2021, HBC had no overnight borrowings from the FHLB. HBC had $254.2 million of loans and $1.1 million of securities pledged to the FHLB as collateral on a line of credit of $162.6 million at December 31, 2022, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had approximately $1.0 billion of loans pledged to the FRB as collateral on an available line of credit of approximately $676.9 million at December 31, 2022, none of which was outstanding.

HBC had Federal funds purchase arrangements available of $80.0 million and $90.0 million at December 31, 2022 and 2021, respectively. There were no Federal funds purchased outstanding at December 31, 2022 and 2021.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2022.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2022 and 2021.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $650,000, totaled $39.4 million at December 31, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40.0 million of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest of $1.1 million.

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	December 31,	December 31,	December 31,
	2022	2021	2020

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$475,609	$433,488	$410,307
Additional Tier 1 capital	—	—	—
Tier 1 Capital	475,609	433,488	410,307
Tier 2 Capital	79,201	72,721	73,563
Total Capital	$554,810	$506,209	$483,870

Risk-weighted assets	$3,747,246	$3,521,058	$2,924,448
Average assets for capital purposes	$5,196,294	$5,504,834	$4,507,032

Capital ratios:
Total Capital	14.8%	14.4%	16.5%
Tier 1 Capital	12.7%	12.3%	14.0%
Common equity Tier 1 Capital	12.7%	12.3%	14.0%
Tier 1 Leverage(1)	9.2%	7.9%	9.1%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	December 31,	December 31,	December 31,
	2022	2021	2020

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$492,725	$451,586	$428,109
Additional Tier 1 capital	—	—	—
Tier 1 Capital	492,725	451,586	428,109
Tier 2 Capital	39,851	32,796	33,824
Total Capital	$532,576	$484,382	$461,933

Risk-weighted assets	$3,745,725	$3,518,391	$2,922,577
Average assets for capital purposes	$5,194,802	$5,502,185	$4,505,265

Capital ratios:
Total Capital	14.2%	13.8%	15.8%
Tier 1 Capital	13.2%	12.8%	14.6%
Common Equity Tier 1 Capital	13.2%	12.8%	14.6%
Tier 1 Leverage(1)	9.5%	8.2%	9.5%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At December 31, 2022, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2022, December 31, 2021, and December 31, 2020, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since of December 31, 2022, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At December 31, 2022, the Company had total shareholders’ equity of $632.5 million, compared to $598.0 million at December 31, 2021. At December 31, 2022, total shareholders’ equity included $502.9 million in common stock, $146.4 million in retained earnings, and ($16.8) million of accumulated other comprehensive loss. The book value per common share was $10.39 at December 31, 2022, compared to $9.91 at December 31, 2021. The tangible book value per common share was $7.46 at December 31, 2022, compared to $6.91 at December 31, 2021.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	December 31,	December 31,
Accumulated Other Comprehensive Loss	2022	2021

	(Dollars in thousands)
Unrealized (loss) gain on securities available-for-sale	$(11,506)	$1,991
Split dollar insurance contracts liability	(3,091)	(5,480)
Supplemental executive retirement plan liability	(2,371)	(7,669)
Unrealized gain on interest-only strip from SBA loans	112	162
Total accumulated other comprehensive loss	$(16,856)	$(10,996)

Selected Financial Data

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto following Item 15 — Exhibits and Financial Statement Schedules.

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2022	2021	2020	2019	2018

	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$188,828	$153,256	$150,471	$142,659	$129,845
Interest expense	8,948	7,131	8,581	10,847	7,822
Net interest income before provision for credit losses on loans(1)	179,880	146,125	141,890	131,812	122,023
Provision for (recapture of )credit losses on loans(1)	766	(3,134)	13,233	846	7,421
Net interest income after provision for credit losses on loans(1)	179,114	149,259	128,657	130,966	114,602
Noninterest income	10,111	9,688	9,922	10,244	9,574
Noninterest expense	94,859	93,077	89,511	84,898	75,521
Income before income taxes	94,366	65,870	49,068	56,312	48,655
Income tax expense	27,811	18,170	13,769	15,851	13,324
Net income	66,555	47,700	35,299	40,461	35,331

PER COMMON SHARE DATA:
Basic net income(2)	$1.10	$0.79	$0.59	$0.87	$0.85
Diluted net income(3)	$1.09	$0.79	$0.59	$0.84	$0.84
Book value per common share	$10.39	$9.91	$9.64	$9.71	$8.49
Tangible book value per common share	$7.46	$6.91	$6.57	$6.55	$6.28
Dividend payout ratio	47.32%	65.56%	88.04%	56.16%	52.26%
Weighted average number of shares outstanding — basic	60,602,962	60,133,821	59,478,343	46,684,384	41,469,211
Weighted average number of shares outstanding — diluted	61,090,290	60,689,062	60,169,139	47,906,229	42,182,939
Common shares outstanding at period end	60,852,723	60,339,837	59,917,457	59,368,156	43,288,750

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$1,204,586	$760,649	$533,163	$771,385	$836,241
Net loans	$3,251,038	$3,044,036	$2,574,861	$2,510,559	$1,858,557
Allowance for credit losses on loans(4)	$47,512	$43,290	$44,400	$23,285	$27,848
Goodwill and other intangible assets	$178,664	$181,299	$184,295	$187,835	$95,760
Total assets	$5,157,580	$5,499,409	$4,634,114	$4,109,463	$3,096,562
Total deposits	$4,389,604	$4,759,412	$3,914,486	$3,414,768	$2,637,532
Subordinated debt, net of issuance costs	$39,350	$39,925	$39,740	$39,554	$39,369
Short-term borrowings	$—	$—	$—	$328	$—
Total shareholders’ equity	$632,456	$598,028	$577,889	$576,708	$367,466

SELECTED PERFORMANCE RATIOS:(5)
Return on average assets	1.23%	0.92%	0.80%	1.21%	1.16%
Return on average tangible assets	1.27%	0.96%	0.83%	1.25%	1.19%
Return on average equity	10.95%	8.15%	6.12%	9.51%	10.79%
Return on average tangible common equity	15.57%	11.86%	9.04%	13.09%	14.41%
Net interest margin (fully tax equivalent)	3.57%	3.05%	3.50%	4.28%	4.31%
Efficiency ratio (6)	49.93%	59.74%	58.96%	59.76%	57.39%
Average net loans (excludes loans held-for-sale) as a percentage of
average deposits	66.10%	61.39%	69.58%	69.65%	67.35%
Average total shareholders’ equity as a percentage of average total assets	11.25%	11.33%	13.00%	12.69%	10.72%

SELECTED ASSET QUALITY DATA:(7)
Net charge-offs (recoveries) to average loans	(0.11)%	(0.07)%	0.03%	0.27%	(0.04)%
Allowance for credit losses on loans to total loans (4)	1.44%	1.40%	1.70%	0.92%	1.48%
Nonperforming loans to total loans	0.07%	0.12%	0.30%	0.39%	0.79%
Nonperforming assets	$2,425	$3,738	$7,869	$9,828	$14,887

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total capital ratio	14.8%	14.4%	16.5%	14.6%	15.0%
Tier 1 capital ratio	12.7%	12.3%	14.0%	12.5%	12.0%
Common equity Tier 1 capital ratio	12.7%	12.3%	14.0%	12.5%	12.0%
Tier 1 leverage ratio	9.2%	7.9%	9.1%	9.7%	8.9%

Notes:

(1)	Provision for (recapture of) credit losses on loans for the years ended December 31, 2022, 2021 and 2020. Provision for loan losses for previous years.
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

(4)  Allowance for credit losses on loans at December 31, 2022, 2021, and 2020. Allowance for loan losses for previous years.

(5)  Average balances used in this table and throughout this Annual Report are based on daily averages.

(6)  The efficiency ratio is calculated by dividing noninterest expenses by the sum of net interest income before provision for credit losses on loans and noninterest income.

(7)	Average loans and total loans exclude loans held-for-sale.

Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	Quarter Ended
	12/31/2022	9/30/2022	6/30/2022	3/31/2022

	(Dollars in thousands, except per share amounts)
Interest income	$55,192	$50,174	$43,556	$39,906
Interest expense	3,453	2,133	1,677	1,685
Net interest income	51,739	48,041	41,879	38,221
Provision for (recapture of) credit losses on loans	508	1,006	(181)	(567)
Net interest income after provision for credit losses on loans	51,231	47,035	42,060	38,788
Noninterest income	2,772	2,781	2,098	2,460
Noninterest expense	24,518	23,899	23,190	23,252
Income before income taxes	29,485	25,917	20,968	17,996
Income tax expense	8,686	7,848	6,147	5,130
Net income	$20,799	$18,069	$14,821	$12,866
Earnings per common share
Basic	$0.34	$0.30	$0.24	$0.21
Diluted	$0.34	$0.30	$0.24	$0.21

	Quarter Ended
	12/31/2021	9/30/2021	6/30/2021	3/31/2021

	(Dollars in thousands, except per share amounts)
Interest income	$39,956	$39,907	$36,632	$36,761
Interest expense	1,847	1,725	1,756	1,803
Net interest income	38,109	38,182	34,876	34,958
Provision for (recapture of) credit losses on loans	(615)	(514)	(493)	(1,512)
Net interest income after provision for credit losses on loans	38,724	38,686	35,369	36,470
Noninterest income	2,810	2,408	2,169	2,301
Noninterest expense	22,227	21,831	25,775	23,244
Income before income taxes	19,307	19,273	11,763	15,527
Income tax expense	5,342	5,555	2,950	4,323
Net income	$13,965	$13,718	$8,813	$11,204
Earnings per common share
Basic	$0.23	$0.23	$0.15	$0.19
Diluted	$0.23	$0.23	$0.15	$0.19

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2022. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in
	Estimated Net
	Interest Income (1)
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$20,274	9.4%
+300	$15,183	7.1%
+200	$10,119	4.7%
+100	$5,090	2.4%
0	—	—
−100	$(10,250)	(4.8)%
−200	$(24,753)	(11.5)%
−300	$(39,082)	(18.2)%
−400	$(52,586)	(24.5)%

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2022, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 94 through 145.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2022, the period covered by this report.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2022. Such information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and to our other principal financial officers, and other senior management personnel, as designated. The code of ethics is available at the Governance Documents section of our website at www.heritagecommercecorp.com. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2022. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders	2,527,173	(1)	$10.44	1,475,594	(2)
Equity compensation plans not approved by
security holders	N/A		N/A	N/A
(1)	Consists of 42,418 options to acquire shares under the Company’s Amended and Restated 2004 Equity Plan, 1,989,683 options to acquire shares under the Company’s 2013 Equity Incentive Plan, and the aggregate amount of 495,072 stock options assumed from the Presidio stock option and equity incentive plans.
(2)	Available under the Company’s 2013 Equity Incentive Plan.

(b)  Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2022. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2022. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2022. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 94 through 145.

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

Exhibit Number	Description
3.7

Certificate of Determination of the Articles of Incorporation (Revocation of Series C Preferred), as filed with the Secretary of State on April 5, 2019 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 11, 2020)

4.1	Form of 5.25% Fixed-to-Floating Rate Subordinated Notes due 2027 (included in Exhibit 4.2) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 26, 2017)
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed on March 11, 2020)
*10.1	Heritage Commerce Corp Management Cash Incentive Bonus Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed January 28, 2022)
*10.2	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed June 2, 2009)
*10.3	Non-qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 31, 2005)
*10.4	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant’s Current Report on Form 8 K filed July 21, 2011)
*10.5	Employment Agreement with Margo Butsch, dated June 26, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 26, 2017)
*10.6	Employment Agreement with Robertson Clay Jones, dated September 15, 2022 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed September 19, 2022)
*10.7	Employment Agreement with Robertson Clay Jones, effective October 11, 2019 (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 11, 2020)
*10.8	Employment Agreement with Jan Coonley, effective July 12, 2022
*10.9	Employment Agreement with Debra K. Reuter, effective July 23, 2015
*10.10	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 9, 2012)
*10.11	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed March 9, 2012)
*10.12	2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)
*10.13

Amendment No. 1 to Heritage Commerce Corp 2013 Equity Incentive Plan, dated May 25, 2017 (incorporated by reference from the Registrant’s Proxy Statement, dated April 19, 2017, Appendix A, filed April 19, 2017)

*10.14

Amendment No. 2 to Heritage Commerce Corp 2013 Equity Incentive Plan, dated May 21, 2020 (incorporated by reference from the Registrant’s Proxy Statement, dated April 15, 2020, Appendix A, filed April 15, 2020)

*10.15	Form of Restricted Stock Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)
*10.16	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed July 15, 2013)
*10.17	Form of Restricted Stock Unit Agreement (serviced-based) for 2013 Equity Incentive Plan
*10.18	Form of Restricted Stock Unit Agreement (performance-based) for 2013 Equity Incentive Plan
*10.19	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed September 30, 2008)
*10.20	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 17, 2008)
*10.21	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant’s Annual Report on Form 10-K filed March 17, 2008)
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

Exhibit Number	Description
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

*10.26	Employment Agreement with Walter T. Kaczmareck, dated April 5, 2021 (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed April 8, 2021)
10.27

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed December 23, 2009)

10.28

Stock Purchase Agreement, between Heritage Bank of Commerce, BVF Acquisition Corp and the stockholders named therein dated October 8, 2014 (incorporated herein from the Registrant’s Current Report on Form 8-K, as filed October 9, 2014)

*10.29	Presidio Bank Amended and Restated 2006 Stock Options Plan (incorporated herein by reference from the Registrant’s Statement on Form S-8 filed October 15, 2019)
*10.30	Presidio Bank 2016 Equity Incentive Plan (incorporated herein by reference from the Registrant’s Statement on Form S-8 filed October 15, 2019)
21.1	Subsidiaries of the Registrant (incorporated herein from the Registrant’s 2016 Annual Report on Form 10-K, as filed March 3, 2017)
23.1	Consent of Crowe LLP
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	Cover Page Interactive Data (formatted as inline XBRL)

*  Management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

	BY:	/s/ ROBERTSON CLAY JONES
Robertson Clay Jones
DATE: March 8, 2023		Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JULIANNE M. BIAGINI-KOMAS	Director	March 8, 2023
Julianne M. Biagini-Komas

/s/ BRUCE H. CABRAL Bruce H. Cabral	Director	March 8, 2023
/s/ JACK W. CONNER	Director and Chairman of the Board	March 8, 2023
Jack W. Conner

/s/ JASON DINAPOLI	Director	March 8, 2023
Jason DiNapoli
/s/ STEPHEN G. HEITEL	Director	March 8, 2023
Stephen G. Heitel

/s/ KAMRAN F. HUSAIN	Director	March 8, 2023
Kamran F. Husain

/s/ ROBERTSON CLAY JONES	Director and Chief Executive Officer
Robertson Clay Jones	(Principal Executive Officer)	March 8, 2023

/s/ WALTER T. KACZMAREK	Director	March 8, 2023
Walter T. Kaczmarek
/s/ LAWRENCE D. MCGOVERN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2023
Lawrence D. McGovern

/s/ ROBERT T. MOLES	Director	March 8, 2023
Robert T. Moles

/s/ MARINA H. PARK SUTTON	Director	March 8, 2023
Marina H. Park Sutton

/s/ LAURA RODEN	Director	March 8, 2023
Laura Roden

/s/ RANSON W. WEBSTER	Director	March 8, 2023
Ranson W. Webster

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board

of Directors of Heritage Commerce Corp

San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Economic Forecasts and Qualitative Adjustments

As described in Notes 1 and 4 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACLL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s held for investment loan portfolio. The estimate of the ACLL is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2022, the Company’s ACLL was $47,512,000, and the provision for credit losses on loans was $766,000 for the year then ended.

To estimate the ACLL, the Company uses a discounted cash flow methodology that includes loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. The Company uses economic forecast data for the state of California including gross state product, unemployment rate, home price index and a national commercial real estate value index in their forecasting models. Management uses a four quarter forecast of each economic factor for each loan segment.  The economic factors are assumed to revert to the historic mean over an eight quarter period after the four quarter forecast period. A significant amount of judgment is required to determine the reasonable and supportable forecasts.  The Company also uses a qualitative analysis framework to address changes in risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation. Significant management judgment was applied in evaluating the qualitative adjustments used in the estimate.

The audit procedures over the reasonable and supportable forecasts involved a high degree of auditor judgment and required significant audit effort. Additionally, the audit procedures over the qualitative adjustments utilized in management’s methodology involved especially challenging and subjective auditor judgment. Therefore, we identified auditing the reasonable and supportable forecasts and the qualitative adjustments applied as a critical audit matter.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Tested the design and operating effectiveness of the Company’s controls over:
o	Management’s review of the appropriateness of the reasonable and supportable forecasts applied in the estimate of the ACLL, including the review of relevance and reliability of data used in the estimate.
o	Management’s review of the completeness and accuracy of internal data and relevance and reliability of external data used in the qualitative adjustments.
o	Management’s review of the reasonableness of assumptions and judgments made for qualitative adjustments.
o	Management’s review of the mathematical accuracy of the qualitative adjustments.

●	Evaluated management’s judgments in the selection and application of reasonable and supportable forecasts, including the relevancy and reliability of data used in the estimate.
●	Performed substantive testing over the qualitative adjustments including:
o	Tested the completeness and accuracy of internal data and relevance and reliability of external data used in the qualitative adjustments.
o	Assessed the appropriateness and reasonableness of the framework developed for the qualitative adjustments including evaluating management’s judgments as to which factors impacted the qualitative adjustments for each portfolio segment.
o	Performed testing over the accuracy of inputs utilized in the calculation of qualitative adjustments for each portfolio segment.
o	Tested the mathematical accuracy of the calculation of qualitative factor adjustments.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2005.

Oak Brook, Illinois

March 8, 2023

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Assets
Cash and due from banks	$27,595	$15,703
Other investments and interest-bearing deposits in other financial institutions	279,008	1,290,513
Total cash and cash equivalents	306,603	1,306,216
Securities available-for-sale, at fair value	489,596	102,252
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $14 at 2022
and $43 at 2021 (fair value of $614,452 at 2022 and $657,649 at 2021)	714,990	658,397
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,456	2,367
Loans, net of deferred fees	3,298,550	3,087,326
Allowance for credit losses on loans	(47,512)	(43,290)
Loans, net	3,251,038	3,044,036
Federal Home Loan Bank, Federal Reserve Bank stock and other investments, at cost	32,522	32,504
Company-owned life insurance	78,945	77,589
Premises and equipment, net	9,301	9,639
Goodwill	167,631	167,631
Other intangible assets	11,033	13,668
Accrued interest receivable and other assets	93,465	85,110
Total assets	$5,157,580	$5,499,409

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,736,722	$1,903,768
Demand, interest-bearing	1,196,427	1,308,114
Savings and money market	1,285,444	1,375,825
Time deposits - under $250	32,445	38,734
Time deposits - $250 and over	108,192	94,700
CDARS - interest-bearing demand, money market and time deposits	30,374	38,271
Total deposits	4,389,604	4,759,412
Subordinated debt, net of issuance costs	39,350	39,925
Accrued interest payable and other liabilities	96,170	102,044
Total liabilities	4,525,124	4,901,381

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding at 2022 and 2021	—	—
Common stock, no par value; 100,000,000 shares authorized;
60,852,723 shares issued and outstanding at 2022 and 60,339,837 shares issued and outstanding at 2021	502,923	497,695
Retained earnings	146,389	111,329
Accumulated other comprehensive loss	(16,856)	(10,996)
Total shareholders' equity	632,456	598,028
Total liabilities and shareholders' equity	$5,157,580	$5,499,409

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$153,010	$139,244	$133,169
Securities, taxable	20,666	8,678	11,637
Securities, exempt from Federal tax	1,084	1,576	1,908
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	14,068	3,758	3,757
Total interest income	188,828	153,256	150,471

Interest expense:
Deposits	6,770	4,816	6,260
Subordinated debt	2,178	2,314	2,320
Short-term borrowings	—	1	1
Total interest expense	8,948	7,131	8,581

Net interest income before provision for credit losses on loans	179,880	146,125	141,890
Provision for (recapture of) credit losses on loans	766	(3,134)	13,233
Net interest income after provision for credit losses on loans	179,114	149,259	128,657

Noninterest income:
Service charges and fees on deposit accounts	4,640	2,488	2,859
Increase in cash surrender value of life insurance	1,925	1,838	1,845
Gain on warrants	669	11	449
Servicing income	508	553	673
Gain on sales of SBA loans	491	1,718	839
Termination fees	61	797	89
Gain on proceeds from company-owned life insurance	27	675	20
Gain on the disposition of foreclosed assets	—	—	791
Gain on sales of securities	—	—	277
Other	1,790	1,608	2,080
Total noninterest income	10,111	9,688	9,922

Noninterest expense:
Salaries and employee benefits	55,331	51,862	50,927
Occupancy and equipment	9,639	9,038	8,018
Professional fees	5,015	5,901	5,338
Other	24,874	26,276	25,228
Total noninterest expense	94,859	93,077	89,511
Income before income taxes	94,366	65,870	49,068
Income tax expense	27,811	18,170	13,769
Net income	$66,555	$47,700	$35,299

Earnings per common share:
Basic	$1.10	$0.79	$0.59
Diluted	1.09	0.79	0.59

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
	2022	2021	2020

	(Dollars in thousands)
Net income	$66,555	$47,700	$35,299
Other comprehensive income (loss):
Change in net unrealized holding (losses) gains on available-for-sale
securities and I/O strips	(19,079)	(2,953)	3,553
Deferred income taxes	5,532	1,177	(1,031)
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	—	(371)	(52)
Deferred income taxes	—	110	15
Reclassification adjustment for gains realized in income	—	—	(277)
Deferred income taxes	—	—	82
Change in unrealized (losses) gains on securities and I/O strips, net of
deferred income taxes	(13,547)	(2,037)	2,290

Change in net pension and other benefit plan liability adjustment	9,909	2,219	(4,036)
Deferred income taxes	(2,222)	(461)	807
Change in pension and other benefit plan liability, net of
deferred income taxes	7,687	1,758	(3,229)
Other comprehensive (loss)	(5,860)	(279)	(939)

Total comprehensive income	$60,695	$47,421	$34,360

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2022, 2021 and 2020
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share data)
Balance, January 1, 2020	59,368,156	$489,745	$96,741	$(9,778)	$576,708
Net income	—	—	35,299	—	35,299
Cumulative effect of change in accounting principles (Note 1)	—	—	(6,062)	—	(6,062)
Other comprehensive income	—	—	—	(939)	(939)
Issuance of restricted stock awards, net	168,117	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	1,689	—	—	1,689
Cash dividend declared $0.52 per share	—	—	(31,079)	—	(31,079)
Stock option expense, net of forfeitures	—	559	—	—	559
Stock options exercised	381,184	1,714	—	—	1,714
Balance, December 31, 2020	59,917,457	493,707	94,899	(10,717)	577,889
Net income	—	—	47,700	—	47,700
Other comprehensive loss	—	—	—	(279)	(279)
Issuance of restricted stock awards, net	152,967	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	1,940	—	—	1,940
Cash dividend declared $0.52 per share	—	—	(31,270)	—	(31,270)
Stock option expense, net of forfeitures and taxes	—	579	—	—	579
Stock options exercised	269,413	1,469	—	—	1,469
Balance, December 31, 2021	60,339,837	497,695	111,329	(10,996)	598,028
Net income	—	—	66,555	—	66,555
Other comprehensive loss	—	—	—	(5,860)	(5,860)
Issuance of restricted stock awards, net	207,006	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	2,583	—	—	2,583
Cash dividend declared $0.52 per share	—	—	(31,495)	—	(31,495)
Stock option expense, net of forfeitures and taxes	—	595	—	—	595
Stock options exercised	305,880	2,050	—	—	2,050
Balance, December 31, 2022	60,852,723	$502,923	$146,389	$(16,856)	$632,456

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,555	$47,700	$35,299
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	(953)	3,649	3,747
Gain on sale of securities available-for-sale	—	—	(277)
Gain on sale of SBA loans	(491)	(1,718)	(839)
Proceeds from sale of SBA loans originated for sale	7,689	18,324	11,154
SBA loans originated for sale	(7,767)	(17,274)	(10,962)
Loss on the disposition of foreclosed assets	—	—	(791)
Provision for (recapture of) credit losses on loans	766	(3,134)	13,233
Increase in cash surrender value of life insurance	(1,925)	(1,838)	(1,845)
Depreciation and amortization	1,121	1,072	951
Amortization of other intangible assets	2,635	2,996	3,751
Stock option expense, net	595	579	559
Amortization of restricted stock awards, net	2,583	1,940	1,689
Amortization of subordinated debt issuance costs	172	185	186
Gain on proceeds from company-owned life insurance	(27)	(675)	(20)
Effect of changes in:
Accrued interest receivable and other assets	978	6,127	8,101
Accrued interest payable and other liabilities	(2,078)	(1,084)	(6,641)
Net cash provided by operating activities	69,853	56,849	57,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(425,721)	—	—
Purchase of securities held-to-maturity	(146,548)	(474,017)	(30,916)
Maturities/paydowns/calls of securities available-for-sale	21,881	129,191	114,662
Maturities/paydowns/calls of securities held-to-maturity	88,394	110,823	97,365
Proceeds from sales of securities available-for-sale	—	—	56,598
Proceeds from the disposition of foreclosed assets	—	—	791
Purchase of mortgage loans	(185,426)	(405,752)	—
Net change in loans	(21,862)	(60,289)	(85,646)
Changes in Federal Home Loan Bank stock and other investments	(18)	1,018	(3,680)
Purchase of premises and equipment	(783)	(252)	(3,160)
Proceeds from redemption of company-owned life insurance	596	2,447	369
Net cash (used in) provided by investing activities	(669,487)	(696,831)	146,383

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(369,808)	844,926	499,718
Net change in short-term borrowings	—	—	(328)
Exercise of stock options	2,050	1,469	1,714
Payment of cash dividends	(31,495)	(31,270)	(31,079)
Redemption of subordinated debt	(40,000)	—	—
Issuance of subordinated debt, net of issuance costs	39,274	—	—
Net cash (used-in) provided by financing activities	(399,979)	815,125	470,025
Net (decrease) increase in cash and cash equivalents	(999,613)	175,143	673,703
Cash and cash equivalents, beginning of period	1,306,216	1,131,073	457,370
Cash and cash equivalents, end of period	$306,603	$1,306,216	$1,131,073

Supplemental disclosures of cash flow information:
Interest paid	$8,654	$7,014	$8,558
Income taxes paid, net	25,175	15,372	10,640

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	2,736	2,977	26,654
Transfer of loans held-for-sale to loan portfolio	480	—	—

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, amounts held at the Federal Reserve Bank, and Federal funds sold.  In response to the COVID pandemic, the Federal Reserve lowered the reserve requirement ratios to 0% effective March 26, 2020, and therefore, the Bank had no required reserve balance at December 31, 2022 and 2021. Federal funds are generally sold and purchased for one-day periods.

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

Allowance for Credit Losses – Available-for-sale Securities

For available-for-sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding the intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by rating agency, and adverse conditions specifically related to the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Management classifies the held-to-maturity portfolio in the following major security types: Agency mortgage-backed and municipal securities.

All the mortgage-backed securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses.

Other securities are comprised primarily of tax exempt municipal securities. At December 31, 2022, all of these securities are rated A-Aaa (defined as investment grade). The issuers in these securities are primarily municipal entities and school districts.

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

Allowance for Credit Losses on Loans

On January 1, 2020, the Company adopted the current expected credit loss (“CECL”) model under Accounting Standards Update (“ASU”) 2016-13 (Topic 326) using the modified retrospective approach.  The allowance for credit losses on loans is an estimate of the current expected credit losses in the loan portfolio. Loans are charged-off against the allowance when management determines that a loan balance has become uncollectible. Subsequent recoveries, if any, are credited to the allowance for credit losses on loans.

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

The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The loan portfolio is classified into eight segments of loans - commercial, commercial real estate – owner occupied, commercial real estate – non-owner occupied, land and construction, home equity, multifamily, residential mortgages and consumer and other loans.

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $1,166,000 of SBA Paycheck Protection Program (“PPP”) loans and $79,263,000 of Bay View Funding factored receivables at December 31, 2022, compared to $88,726,000 and $53,229,000, respectively at December 31, 2021. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. The Company’s annual goodwill impairment testing date is November 30.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2022 and 2021.

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

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2021 and 2020 were reclassified to conform to the 2022 presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

Accounting Guidance Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from London Inter-Bank Offered Rate (“LIBOR”) toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. In December 2022, to ensure relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the FASB issued ASU No. 2022-06, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply relief in Topic 848. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company does not expect any material impact on its consolidated financial statements since the Company has an insignificant number of financial instruments applicable to this ASU.

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

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2022 and 2021
		Unamortized
		Unrealized
	Unrealized	Gain on
	Gains (Losses) on	Available-
	Available-	for-Sale	Defined
	for-Sale	Securities	Benefit
	Securities	Reclassified	Pension
	and I/O	to Held-to-	Plan
	Strips	Maturity	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2022, net of taxes	$2,153	$—	$(13,149)	$(10,996)
Other comprehensive (loss) before reclassification,
net of taxes	(13,547)	—	7,395	(6,152)
Amounts reclassified from other comprehensive income,
net of taxes	—	—	292	292
Net current period other comprehensive income (loss),
net of taxes	(13,547)	—	7,687	(5,860)

Ending balance December 31, 2022, net of taxes	$(11,394)	$—	$(5,462)	$(16,856)

Beginning balance January 1, 2021, net of taxes	$3,929	$261	$(14,907)	$(10,717)
Other comprehensive (loss) before reclassification,
net of taxes	(1,776)	—	1,308	(468)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(261)	450	189
Net current period other comprehensive income (loss),
net of taxes	(1,776)	(261)	1,758	(279)

Ending balance December 31, 2021, net of taxes	$2,153	$—	$(13,149)	$(10,996)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 13—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Year Ended
	December 31,			Affected Line Item Where
Details About AOCI Components	2022	2021	2020	Net Income is Presented

	(Dollars in thousands)
Unrealized gains on available-for-sale securities
and I/O strips	$—	$—	$277	Gain on sales of securities
	—	—	(82)	Income tax expense
	—	—	195	Net of tax
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	$—	$371	52	Interest income on taxable securities
	—	(110)	(15)	Income tax expense
	—	261	37	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	41	4	60
Prior service cost and actuarial losses (3)	(455)	(643)	(387)
	(414)	(639)	(327)	Other noninterest expense
	122	189	97	Income tax expense
	(292)	(450)	(230)	Net of tax
Total reclassification from AOCI for the period	$(292)	$(189)	$2
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 13 — Benefit Plans).

(2)   This is related to the split dollar life insurance benefit plan.

(3)   This is related to the supplemental executive retirement plan.

3) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2022	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$428,797	$—	$(10,323)	$—	$418,474
Agency mortgage-backed securities	76,916	—	(5,794)	—	71,122
Total	$505,713	$—	$(16,117)	$—	$489,596

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2022	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$677,381	$235	$(99,977)	$577,639	$—
Municipals - exempt from Federal tax	37,623	9	(819)	36,813	(14)
Total	$715,004	$244	$(100,796)	$614,452	$(14)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2021	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$99,359	$2,893	$—	$—	$102,252
Total	$99,359	$2,893	$—	$—	$102,252

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2021	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$607,377	$3,157	$(4,752)	$605,782	$—
Municipals - exempt from Federal tax	51,063	804	—	51,867	(43)
Total	$658,440	$3,961	$(4,752)	$657,649	$(43)

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$418,474	$(10,323)	$—	$—	$418,474	$(10,323)
Agency mortgage-backed securities	71,122	(5,794)	—	—	71,122	(5,794)
Total	$489,596	$(16,117)	$—	$—	$489,596	$(16,117)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$136,264	$(12,866)	$429,257	$(87,111)	$565,521	$(99,977)
Municipals — exempt from Federal tax	31,007	(819)	—	—	31,007	(819)
Total	$167,271	$(13,685)	$429,257	$(87,111)	$596,528	$(100,796)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)
Total	$408,856	$(3,319)	$27,997	$(1,433)	$436,853	$(4,752)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2022, the Company held 463 securities (173 available-for-sale and 290 held-to-maturity), of which 439 had fair values below amortized cost. At December 31, 2022, there were $418,474,000 of U.S. Treasury securities available-for-sale, $71,122,000 of agency mortgage-backed securities available-for-sale, $136,264,000 of agency mortgage-backed securities held-to-maturity, and $31,007,000 of municipal securities held-to-maturity, carried with an unrealized loss for less than 12 months, and $429,257,000 of agency mortgage-backed securities held-to-maturity, carried with an unrealized loss for 12 months or more. The total unrealized loss for securities less than 12 months was ($29,802,000) and the total unrealized loss for securities carried for 12 months or more was ($87,111,000) at December 31, 2022. The unrealized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to have credit-related losses at December 31, 2022.

The proceeds from sales of securities and the resulting gains and losses are listed below:

	2022	2021	2020

	(Dollars in thousands)
Proceeds	$—	$—	$56,598
Gross gains	—	—	277
Gross losses	—	—	—

The amortized cost and fair value of debt securities as of December 31, 2022, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after 3 months through one year	$46,065	$45,736
Due after one through five years	382,732	372,738
Agency mortgage-backed securities	76,916	71,122
Total	$505,713	$489,596

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after three months through one year	$554	$553
Due after one through five years	7,681	7,613
Due after five through ten years	27,459	26,745
Due after ten years	1,929	1,902
Agency mortgage-backed securities	677,381	577,639
Total	$715,004	$614,452

Securities with amortized cost of $66,272,000 and $42,473,000 as of December 31, 2022 and 2021 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the year ended December 31, 2022 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2022	$43
Provision for (recapture of) credit losses	(29)
Ending balance December 31, 2022	$14

For the year ended December 31, 2022, there was a reduction of $29,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments.

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

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$533,915	$682,834
Real estate:
CRE - owner occupied	614,663	595,934
CRE - non-owner occupied	1,066,368	902,326
Land and construction	163,577	147,855
Home equity	120,724	109,579
Multifamily	244,882	218,856
Residential mortgages	537,905	416,660
Consumer and other	17,033	16,744
Loans	3,299,067	3,090,788
Deferred loan fees, net	(517)	(3,462)
Loans, net of deferred fees	3,298,550	3,087,326
Allowance for credit losses on loans	(47,512)	(43,290)
Loans, net	$3,251,038	$3,044,036

Changes in the allowance for credit losses on loans were as follows:

	Year Ended December 31, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(434)	—	—	—	—	—	—	—	(434)
Recoveries	427	15	—	—	105	—	—	3,343	3,890
Net recoveries	(7)	15	—	—	105	—	—	3,343	3,456
Provision for (recapture of) credit losses on loans	(1,790)	(2,218)	5,010	1,110	(303)	570	1,775	(3,388)	766
End of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512

	Year Ended December 31, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(520)	—	—	—	—	—	—	—	(520)
Recoveries	1,354	16	—	884	93	—	—	197	2,544
Net (charge-offs) recoveries	834	16	—	884	93	—	—	197	2,024
Provision for (recapture of) credit losses on loans	(4,007)	(622)	709	(1,562)	(526)	(8)	3,189	(307)	(3,134)
End of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290

	Year Ended December 31, 2020
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$10,453	$3,825	$3,760	$2,621	$2,244	$57	$243	$82	$23,285
Adoption of Topic 326	(3,663)	3,169	7,912	(1,163)	(923)	1,196	435	1,607	8,570
Balance at adoption on January 1, 2020	6,790	6,994	11,672	1,458	1,321	1,253	678	1,689	31,855
Charge-offs	(1,776)	—	—	—	—	—	—	(104)	(1,880)
Recoveries	998	1	—	70	93	—	—	30	1,192
Net (charge-offs) recoveries	(778)	1	—	70	93	—	—	(74)	(688)
Provision for (recapture of) credit losses on loans	5,575	1,565	4,744	981	(117)	1,551	265	(1,331)	13,233
End of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at the periods indicated:

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

	December 31, 2021
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$94	$1,028	$278	$1,400
Real estate:
CRE - Owner Occupied	1,126	—	—	1,126
Home equity	84	—	—	84
Multifamily	1,128	—	—	1,128
Total	$2,432	$1,028	$278	$3,738

The following tables presents the aging of past due loans by class for the periods indicated:

	December 31, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,236	$2,519	$703	$10,458	$523,457	$533,915
Real estate:
CRE - Owner Occupied	252	—	—	252	614,411	614,663
CRE - Non-Owner Occupied	—	—	1,336	1,336	1,065,032	1,066,368
Land and construction	—	—	—	—	163,577	163,577
Home equity	—	98	—	98	120,626	120,724
Multifamily	—	—	—	—	244,882	244,882
Residential mortgages	4,202	720	—	4,922	532,983	537,905
Consumer and other		—	—	—	17,033	17,033
Total	$11,690	$3,337	$2,039	$17,066	$3,282,001	$3,299,067

	December 31, 2021
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$2,714	$168	$408	$3,290	$679,544	$682,834
Real estate:
CRE - Owner Occupied	—	—	1,126	1,126	594,808	595,934
CRE - Non-Owner Occupied	—	—	—	—	902,326	902,326
Land and construction	—	—	—	—	147,855	147,855
Home equity	—	—	—	—	109,579	109,579
Multifamily	—	—	—	—	218,856	218,856
Residential mortgages	599	—	—	599	416,061	416,660
Consumer and other	—	—	—	—	16,744	16,744
Total	$3,313	$168	$1,534	$5,015	$3,085,773	$3,090,788

Past due loans 30 days or greater totaled $17,066,000 and $5,015,000 at December 31, 2022 and December 31, 2021, respectively, of which $479,000 and $1,258,000 were on nonaccrual. At December 31, 2022, there were also $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2021, there were also $2,202,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of December 31, 2022 and December 31, 2021.

Loans may be reviewed at any time throughout a loan’s duration.  If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at December 31, 2022 and December 31, 2021. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at December 31, 2022 and December 31, 2021. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, and plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2022						Amortized
							Cost
	2022	2021	2020	2019	2018	Prior Periods	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$102,969	$36,752	$24,406	$19,272	$12,089	$21,127	$293,546	$510,161
Special Mention	3,408	1,060	192	1,123	-	6,031	5,551	17,365
Substandard	4	-	-	145	-	102	5,496	5,747
Substandard-Nonaccrual	-	279	-	-	330	33	-	642
Total	106,381	38,091	24,598	20,540	12,419	27,293	304,593	533,915

CRE - Owner Occupied:
Pass	92,689	116,266	75,007	59,887	58,180	194,584	8,758	605,371
Special Mention	-	2,033	867	1,120	-	4,410	-	8,430
Substandard	-	660	-	-	193	9	-	862
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	92,689	118,959	75,874	61,007	58,373	199,003	8,758	614,663

CRE - Non-Owner Occupied:
Pass	239,556	278,051	31,848	101,854	63,905	337,048	3,245	1,055,507
Special Mention	-	-	-	-	-	4,883	-	4,883
Substandard	-	-	-	-	-	5,978	-	5,978
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	239,556	278,051	31,848	101,854	63,905	347,909	3,245	1,066,368

Land and construction:
Pass	62,241	72,847	22,459	6,030	-	-	-	163,577
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	62,241	72,847	22,459	6,030	-	-	-	163,577

Home equity:
Pass	-	-	-	-	-	44	117,950	117,994
Special Mention	-	-	-	-	-	-	2,346	2,346
Substandard	-	-	-	-	-	144	142	286
Substandard-Nonaccrual	-	98	-	-	-	-		98
Total	-	98	-	-	-	188	120,438	120,724

Multifamily:
Pass	42,111	69,824	4,871	42,412	15,356	66,380	180	241,134
Special Mention	-	-	657	771	-	2,320	-	3,748
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	42,111	69,824	5,528	43,183	15,356	68,700	180	244,882

Residential mortgage:
Pass	191,907	296,270	1,068	6,788	2,724	33,290	-	532,047
Special Mention	-	-	-	1,058	1,482	2,387	-	4,927
Substandard	-	-	-	-	-	931	-	931
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	191,907	296,270	1,068	7,846	4,206	36,608	-	537,905

Consumer and other:
Pass	389	13	-	-	1,364	1,283	13,647	16,696
Special Mention	-	82	-	6	-	-	249	337
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	389	95	-	6	1,364	1,283	13,896	17,033

Total loans	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

Risk Grades:
Pass	$731,862	$870,023	$159,659	$236,243	$153,618	$653,756	$437,326	$3,242,487
Special Mention	3,408	3,175	1,716	4,078	1,482	20,031	8,146	42,036
Substandard	4	660	-	145	193	7,164	5,638	13,804
Substandard-Nonaccrual	-	377	-	-	330	33	-	740
Grand Total	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2021						Amortized
							Cost
	2021	2020	2019	2018	2017	Prior Periods	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$208,645	65,257	$15,086	$12,281	$7,311	$5,507	$349,717	$663,804
Special Mention	2,210	512	219	764	243	204	4,024	8,176
Substandard	3,709	930	-	13	302	2	4,776	9,732
Substandard-Nonaccrual	595	442	37	-	-	48	-	1,122
Total	215,159	67,141	15,342	13,058	7,856	5,761	358,517	682,834

CRE - Owner Occupied:
Pass	170,504	135,103	65,596	57,017	31,657	107,203	14,486	581,566
Special Mention	568	2,254	672	-	-	355	-	3,849
Substandard	985	6,042	-	1,477	-	889	-	9,393
Substandard-Nonaccrual	-	1,100	-	-	-	26	-	1,126
Total	172,057	144,499	66,268	58,494	31,657	108,473	14,486	595,934

CRE - Non-Owner Occupied:
Pass	374,470	141,404	115,170	45,959	68,125	134,454	2,068	881,650
Special Mention	-	5,388	-	-	1,133	3,816	-	10,337
Substandard	-	5,842	-	-	-	4,497	-	10,339
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	374,470	152,634	115,170	45,959	69,258	142,767	2,068	902,326

Land and construction:
Pass	125,844	11,401	4,385	-	-	1,300	3,566	146,496
Special Mention	1,359	-	-	-	-	-	-	1,359
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	127,203	11,401	4,385	-	-	1,300	3,566	147,855

Home equity:
Pass	-	-	-	46	-	-	106,738	106,784
Special Mention	-	-	-	-	-	-	1,931	1,931
Substandard	-	-	-	-	-	54	726	780
Substandard-Nonaccrual	-	84	-	-	-	-	-	84
Total	-	84	-	46	-	54	109,395	109,579

Multifamily:
Pass	102,535	27,955	30,820	16,151	16,261	13,895	-	207,617
Special Mention	5,804	-	4,307	-	-	-	-	10,111
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	1,128	-	-	-	-	-	-	1,128
Total	109,467	27,955	35,127	16,151	16,261	13,895	-	218,856

Residential mortgage:
Pass	360,424	17,875	8,065	3,070	6,015	19,967	-	415,416
Special Mention	-	-	-	-	-	1,244	-	1,244
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	360,424	17,875	8,065	3,070	6,015	21,211	-	416,660

Consumer and other:
Pass	491	2	40	1,426	14	1,000	13,756	16,729
Special Mention	-	-	-	-	-	-	-	-
Substandard	15	-	-	-	-	-	-	15
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	506	2	40	1,426	14	1,000	13,756	16,744

Total loans	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

Risk Grades:.
Pass	$1,342,913	398,997	$239,162	$135,950	$129,383	$283,326	$490,331	$3,020,062
Special Mention	9,941	8,154	5,198	764	1,376	5,619	5,955	37,007
Substandard	4,709	12,814	-	1,490	302	5,442	5,502	30,259
Substandard-Nonaccrual	1,723	1,626	37	-	-	74	-	3,460
Grand Total	$1,359,286	421,591	$244,397	$138,204	$131,061	$294,461	$501,788	$3,090,788

The amortized cost basis of collateral-dependent loans at December 31, 2022 and December 31, 2021 was $324,000 and $1,028,000, respectively, and were secured by business assets.

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

The book balance of troubled debt restructurings at December 31, 2022 was less than $1,000. The book balance of troubled debt restructurings at December 31, 2021 was $500,000, which included $372,000 of nonaccrual loans and $128,000 of accruing loans. There were no specific reserves established with respect to these loans as of December 31, 2022, and approximately $290,000 in specific reserves were established with respect to these loans as of December 31, 2021. As of December 31, 2022 and December 31, 2021 respectively, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

There were no loans modified as a troubled debt restructuring during the year ended December 31, 2022.  There was one new loan with total recorded investment of $3,000 that was modified as a troubled debt restructuring during the year ended December 31, 2021.

The following table presents loans by class modified as troubled debt restructurings for the periods indicated:

	During the Year Ended
	December 31, 2021
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial	1	$3	$3
Total	1	$3	$3

A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the years ended December 31, 2022 and 2021.

A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

5) Loan Servicing

At December 31, 2022, 2021, and 2020, the Company serviced SBA loans sold to the secondary market of approximately $64,819,000, $73,256,000, and $77,973,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.10%, 1.11%, and 1.12% at December 31, 2022, 2021, and 2020, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2022	2021	2020

	(Dollars in thousands)
Beginning of year balance	$655	$531	$583
Additions	124	384	213
Amortization	(230)	(260)	(265)
End of year balance	$549	$655	$531

There was no valuation allowance for servicing rights at December 31, 2022, 2021, and 2020, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $813,000, $1,101,000, and $1,172,000, at December 31, 2022, 2021, and 2020, respectively. The fair value of servicing rights at December 31, 2022, was estimated using a weighted average constant prepayment rate (“CPR”) assumption of 15.12%, and a weighted average discount rate assumption of 20.75%. The fair value of servicing rights at December 31, 2021, was estimated using a weighted average CPR assumption of 13.40%, and a weighted average discount rate assumption of 13.88%.  The fair value of servicing rights at December 31, 2020, was estimated using a weighted average CPR assumption of 14.65%, and a weighted average discount rate assumption of 12.91%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2022	2021	2020

	(Dollars in thousands)
Beginning of year balance	$221	$305	$503
Unrealized loss	(69)	(84)	(198)
End of year balance	$152	$221	$305

6) Premises and Equipment

Premises and equipment at year-end were as follows:

	2022	2021

	(Dollars in thousands)
Building	$3,508	$3,508
Land	2,900	2,900
Furniture and equipment	13,812	13,041
Leasehold improvements	5,597	5,441
	25,817	24,890
Accumulated depreciation and amortization	(16,516)	(15,251)
Premises and equipment, net	$9,301	$9,639

Depreciation and amortization expense was $1,121,000, $1,072,000, and $951,000, in 2022, 2021, and 2020, respectively.

7) Leases

As of December 31, 2022 and December 31, 2021, operating lease right-of-use (“ROU”) assets, included in other assets and lease liabilities, included in other liabilities, totaled $33,031,000 and $34,879,000, respectively.

The following table presents the quantitative information for the Company’s leases:

	Year Ended
	December 31,
	2022	2021

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$6,625	$6,533
Operating Lease - Operating Cash Flows (Fixed Payments)	$4,948	$5,011
Operating Lease - ROU assets	$33,031	$34,879
Operating Lease - Liabilities	$33,031	$34,879
Weighted Average Lease Term - Operating Leases	6.60 years	7.37 years
Weighted Average Discount Rate - Operating Leases	4.49%	4.49%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2023	$6,351
2024	6,006
2025	5,459
2026	4,903
2027	4,730
Thereafter	10,988
Total undiscounted cash flows	38,437
Discount on cash flows	(5,406)
Total lease liability	$33,031

8) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2022, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

The Company completed its annual goodwill impairment analysis as of November 30, 2022 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis. No events or circumstances since the November 30, 2022 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists, for either the Company’s banking or factoring reporting units.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	December 31, 2022
	Gross		Remaining
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(14,429)	$10,594
Customer relationship and brokered relationship intangibles	1,900	(1,551)	349
Below market leases	110	(20)	90
Total	$27,033	$(16,000)	$11,033

	December 31, 2021
	Gross		Remaining
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(11,982)	$13,041
Customer relationship and brokered relationship intangibles	1,900	(1,361)	539
Below market leases	110	(22)	88
Total	$27,033	$(13,365)	$13,668

Estimated amortization expense for each of the next five years and thereafter is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2023	2,217	190	(2)	2,405
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
Thereafter	1,609	—	33	1,642
	$10,594	$349	$90	$11,033

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2022 and December 31, 2021.

9) Deposits

The following table presents the scheduled maturities of all time deposits for the periods indicated:

(Dollars in thousands)
2023	$133,517
2024	8,513
2025	1,283
2026	274
2027	91
Thereafter	280
Total	$143,958

Time deposits of $250,000 and over were $108,192,000 and $94,700,000 at December 31, 2022 and 2021, respectively. At December 31, 2022, Certificate of Deposit Account Registry Service (“CDARS”) deposits totaled $30,374,000 which were comprised of interest-bearing demand deposits of $26,861,000 and money market deposits of $192,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $3,321,000, (which are included in the table above). At December 31, 2021, CDARS deposits totaled $38,271,000, which were comprised of interest-bearing demand deposits of $30,858,000 and money market deposits of $1,013,000, and time deposits of $6,400,000. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are not considered brokered deposits under current regulatory reporting guidelines.

Deposits from executive officers, directors, and their affiliates were $712,000 and $766,000 at December 31, 2022 and 2021, respectively.

10) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2022, and December 31, 2021, HBC had no overnight borrowings from the FHLB. HBC had $254,243,000 of loans and $1,085,000 of securities pledged to the FHLB as collateral on a line of credit of $162,631,000 at December 31, 2022, none of which was outstanding. HBC had $280,748,000 of loans and $1,551,000 of securities and pledged to the FHLB as collateral on a line of credit of $205,631,000 at December 31, 2021, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had approximately $1,000,207,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $676,878,000 at December 31, 2022, none of which was outstanding. HBC had approximately $1,008,601,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $567,873,000 at December 31, 2021, none of which was outstanding.

At December 31, 2022, HBC had Federal funds purchase arrangements available of $80,000,000. There were no Federal funds purchased outstanding at December 31, 2022 and 2021.

HCC has a $20,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2022 and 2022.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2022, and 2021.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”).  The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”).  The Sub Debt due 2032, net of unamortized issuance costs of $650,000, totaled $39,350,000 at December 31, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.  The debt issuance costs are amortized on a straight line basis through the maturity date of the subordinated notes.

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

11) Income Taxes

Income tax expense consisted of the following for the year ended December 31, as follows:

	2022	2021	2020

	(Dollars in thousands)
Currently payable tax:
Federal	$18,994	$10,207	$9,630
State	8,798	7,988	5,828
Total currently payable	27,792	18,195	15,458
Deferred tax expense (benefit):
Federal	(1,237)	1,175	(932)
State	1,256	(1,200)	(757)
Total deferred tax	19	(25)	(1,689)
Income tax expense	$27,811	$18,170	$13,769

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2022	2021	2020
Statutory Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	8.4%	8.1%	8.2%
Low income housing credits, net of investment losses	(0.2)%	(0.3)%	(0.5)%
Increase in cash surrender value of life insurance	(0.4)%	(0.6)%	(0.8)%
Stock option/restricted stock windfall tax benefit	(0.1)%	(0.2)%	0.6%
Non-taxable interest income	(0.2)%	(0.5)%	(0.8)%
Split-dollar term insurance	0.0%	0.1%	0.1%
ISO stock exercise	0.0%	(0.1)%	0.0%
Other, net	1.0%	0.1%	0.3%
Effective tax rate	29.5%	27.6%	28.1%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2022	2021

	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses on loans	$14,171	$12,716
Lease accounting	9,703	10,245
Defined postretirement benefit obligation	7,585	9,934
Securities available-for-sale	4,690	—
Accrued expenses	3,440	2,681
State income taxes	1,924	1,164
Federal net operating loss carryforwards	1,719	2,206
Premises and equipment	1,677	2,173
Stock compensation	1,363	1,632
California net operating loss carryforwards	1,106	1,489
Nonaccrual interest	174	67
Split-dollar life insurance benefit plan	49	84
Other	201	869
Total deferred tax assets	47,802	45,260

Deferred tax liabilities:
Lease accounting	(9,703)	(10,245)
Loan fees	(2,304)	(2,174)
Intangible liabilities	(1,940)	(1,916)
Prepaid expenses	(1,304)	(972)
FHLB stock	(156)	(166)
I/O strips	(40)	(60)
Securities available-for-sale	—	(823)
Other	(179)	(147)
Total deferred tax liabilities	(15,626)	(16,503)
Net deferred tax assets	$32,176	$28,757

At December 31, 2022, the Company's federal net operating loss (“NOL”) carryforwards were $8,186,000 and the Company's California net operating loss carryforwards were $13,452,000. These amounts are attributable to the prior merger transactions. The realization of these NOL carryforwards for Federal and State tax purposes are limited on the amount of net operating losses that can be utilized annually under the current tax law. The above NOL carryforwards are presented net of the losses that will expire unutilized under current tax law.  Since the NOL carryforwards are already presented net of the amounts that will expire by operation of current tax law, there is no need for a valuation allowance as the Company fully expects to utilize the amounts disclosed.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. As of December 31, 2022 and 2021 the Company’s recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2022 and December 31, 2021, the Company had net deferred tax assets of $32,176,000 and $28,757,000, respectively. At December 31, 2022 and December 31, 2021, the Company determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2019, and by the State of California taxing authority for years before 2018.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Low income housing investments	$3,537	$4,380
Future commitments	$523	$568

The Company expects $27,000 of the future commitments to be paid in 2023, and $498,000 in 2024 through 2026.

For tax purposes, the Company recognized low income housing tax credits of $839,000 for the years ended December 31, 2022 and December 31, 2021, respectively, and low income housing investment expense of $842,000 and $866,000, respectively.  The Company recognizes low income housing investment expenses as a component of income tax expense.

12) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. The Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. The 2013 Plan will terminate at the 2023 Annual Shareholders Meeting to be held May 25, 2023.  The Company intends to propose a new 2023 Equity Incentive Plan at the 2023 Annual Shareholders Meeting.  All equity awards outstanding under the 2013 Plan remain outstanding subject to the terms of the respective award agreement. In 2022, the Company granted 387,000 shares of nonqualified stock options and 238,811 shares of restricted stock subject to time vesting requirements. There were 1,475,594 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2022.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2022	2,584,632	$10.00
Granted	387,000	$11.12
Exercised	(305,880)	$6.70
Forfeited or expired	(138,579)	$12.34
Outstanding at December 31, 2022	2,527,173	$10.44	5.52	$7,497,913
Vested or expected to vest	2,375,543		5.52	$7,048,038
Exercisable at December 31, 2022	1,900,047		4.48	$6,333,749

Information related to the equity plans for each of the last three years:

	December 31,
	2022	2021	2020
Intrinsic value of options exercised	$1,674,072	$1,543,711	$2,258,245
Cash received from option exercise	$2,049,587	$1,469,255	$1,713,737
Tax benefit realized from option exercises	$180,414	$153,745	$63,124
Weighted average fair value of options granted	$2.22	$2.31	$1.15

As of December 31, 2022, there was $1,294,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.66 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	December 31,
	2022	2021	2020
Expected life in months(1)	72	72	72
Volatility(1)	31%	33%	29%
Weighted average risk-free interest rate(2)	2.89%	1.10%	0.53%
Expected dividends(3)	4.68%	4.32%	5.71%
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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2022	298,566	$11.03
Granted	238,811	$11.16
Vested	(252,081)	$11.81
Forfeited or expired	(31,805)	$11.23
Nonvested shares at December 31, 2022	253,491	$11.05

As of December 31, 2022, there was $1,881,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 1.90 years.

Total compensation cost for the 2004 Plan and 2013 Plan charged against income was $3,178,000, $2,519,000,

$2,248,000, for 2022, 2021, and 2020, respectively. The total income tax (benefit) expense was ($94,000), ($155,000), and $301,000 for the years ended December 31, 2022, and 2021, and 2020, respectively.

13) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $3,000 for each employee’s contributions in 2022 and 2021. Contribution expense was $942,000, $944,000, and $942,000 in 2022, and 2021 and 2020, respectively.

Employee Stock Ownership Plan

The Company sponsors a non-contributory employee stock ownership plan (“ESOP”). To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. Contributions to the ESOP have been suspended since 2010 and ESOP was “frozen” as of January 1, 2019.  At December 31, 2022, the ESOP owned 91,343 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its employees. Under the deferred compensation plan, an employee may defer up to 100% of their bonus and 50% of their regular salary into a deferred account. Amounts deferred are invested in a portfolio of approved investment choices as directed by the employee. Amounts deferred by employees to the deferred compensation plan will be distributed at a future date that they have selected or upon termination of employment. There were ten employees who elected to participate in the deferred compensation plan during both 2022 and 2021.

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan (“SERP”) covering some current and some former key executives and directors. The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 50 at December 31, 2022. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The SERP has no assets and the projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2022	2021

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$33,179	$35,404
Service cost	347	480
Actuarial gain	(7,065)	(917)
Interest cost	865	759
Benefits paid	(1,526)	(2,547)
Projected benefit obligation at end of year	$25,800	$33,179
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$2,371	$7,668

Weighted-average assumptions used to determine the benefit obligation at year-end:

	2022	2021
Discount rate	5.17%	2.66%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2023	$1,654
2024	1,969
2025	2,059
2026	2,179
2027	2,316
2028 to 2032	12,131

The components of pension cost for the SERP follow:

	Year Ended
	December 31,
	2022	2021

Components of net periodic benefit cost:
Service cost	$347	$480
Interest cost	865	759
Amortization of prior service cost	—	100
Amortization of net actuarial loss	455	543
Net periodic benefit cost	$1,667	$1,882

Amount recognized in other comprehensive income	$5,297	$1,098

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income. The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $53,000 as of December 31, 2022.

Net periodic benefit cost for the years ended December 31, 2022 and 2021 were determined using the following assumption:

	2022	2021
Discount rate	2.66%	2.26%
Rate of compensation increase	N/A	N/A

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split-dollar life insurance agreements, some of which continues after the participant’s employment and retirement. The policies acquired from Focus and Presidio do not include a post retirement benefit. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants’ beneficiaries or the present value of the estimated cost to maintain term life insurance, depending on the contractual terms of the participant’s underlying agreement.

The split-dollar life insurance projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The measurement date of the split-dollar life insurance benefit plan is December 31.

The following sets forth the funded status of the split dollar life insurance benefits:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$9,244	$9,689
Interest cost	246	219
Actuarial loss	(2,430)	(664)
Projected benefit obligation at end of period	$7,060	$9,244

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Net actuarial loss	$2,301	$4,601
Prior transition obligation	790	879
Accumulated other comprehensive loss	$3,091	$5,480

Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2022	2021
Discount rate	5.17%	2.66%

Components of net periodic benefit cost during the year are:

	Year Ended
	December 31,
	2022	2021

Amortization of prior transition obligation and actuarial losses	$(41)	$(4)
Interest cost	246	219
Net periodic benefit cost	$205	$215

Amount recognized in other comprehensive income	$2,389	$660

The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are ($191,000) and ($41,000) as of December 31, 2022 and 2021, respectively.

Weighted-average assumption used to determine the net periodic benefit cost:

	2022	2021
Discount rate	2.66%	2.26%

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at December 31, 2022
Available-for-sale securities:
U.S. Treasury	$418,474	$418,474	$—	$—
Agency mortgage-backed securities	71,122	—	71,122	—
I/O strip receivables	152	—	152	—

Assets at December 31, 2021
Available-for-sale securities:
Agency mortgage-backed securities	$102,252	$—	$102,252	$—
I/O strip receivables	221	—	221	—

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

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  At December 31, 2022 and December 31, 2021, there were no foreclosed assets on the balance sheet.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$306,603	$306,603	$—	$—	$306,603
Securities available-for-sale	489,596	418,474	71,122	—	489,596
Securities held-to-maturity, net	714,990	—	614,452	—	614,452
Loans (including loans held-for-sale), net	3,253,494	—	2,456	3,080,485	3,082,941
FHLB stock, FRB stock, and other
investments	32,522	—	—	—	N/A
Accrued interest receivable	15,047	1,328	1,836	11,883	15,047
I/O strips receivables	152	—	152	—	152
Liabilities:
Time deposits	$143,958	$—	$144,702	$—	$144,702
Other deposits	4,245,646	—	4,245,646	—	4,245,646
Subordinated debt	39,350	—	36,025	—	36,025
Accrued interest payable	600	—	600	—	600

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 are as follows:

		Estimated Fair Value
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amounts	(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,306,216	$1,306,216	$—	$—	$1,306,216
Securities available-for-sale	102,252	—	102,252	—	102,252
Securities held-to-maturity, net	658,397	—	657,649	—	657,649
Loans (including loans held-for-sale), net	3,046,403	—	2,367	3,061,558	3,063,925
FHLB stock, FRB stock, and other
investments	32,504	—	—	—	N/A
Accrued interest receivable	10,781	—	1,719	9,062	10,781
I/O strips receivables	221	—	221	—	221
Liabilities:
Time deposits	$139,834	$—	$140,086	$—	$140,086
Other deposits	4,619,578	—	4,619,578	—	4,619,578
Subordinated debt	39,925	—	40,425	—	40,425
Accrued interest payable	477	—	477	—	477

15) Commitments and Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at December 31, 2022 follows:

D.C. Solar Related:

●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against the Bank, and others, in the Solano County Superior Court for the State of California. The case relates to the Bank’s former deposit relationships with investment funds sponsored by D.C. Solar and affiliates (collectively “D.C. Solar”). D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. In October 2021, the court sustained the Bank’s demurrer without leave to amend on all but two counts. Subsequently, the plaintiffs sought to overturn the court’s ruling in favor of the Bank by filing a petition for a writ of mandate in the California Court of Appeals, where the petition was denied. On December 12, 2022, the court granted the Bank’s motion for judgment on the pleadings on one of the two remaining counts. The Bank has filed a motion for summary judgment against one of the 26 plaintiffs on the one remaining count. We intend to vigorously defend this action.
●	In December 2020, Solarmore Management Services, Inc. v. Jeff Carpoff et al., (“Solarmore”) was filed as an amended complaint in the United States District Court for the Eastern District of California against the Bank, a former employee and other unrelated parties. The case arose out of the Bank’s former deposit relationship with D.C. Solar and its sponsored investment funds. On February 4, 2022, Solarmore voluntarily dismissed the Bank without prejudice, but not the Bank’s former employee. The Bank’s former employee remains a party to the action.

Employee Related:

●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. Because the class/PAGA action alleges wage and hour claims, it is not covered by the Bank’s insurance. In February 2021, the Bank was notified of a set of PAGA and potential class claims alleged by a third former and a then-current bank employee alleging the same claims. The third former employee/claimant is being added as a plaintiff to the previously filed class/PAGA action. We intend to vigorously defend this action.
●	In October 2021 the third employee/claimant above referenced filed a lawsuit alleging race, color, gender, and sex discrimination; disability discrimination; discrimination against an employee making a CFRA claim, violation of the Equal Pay Act, retaliation, and related claims. We intend to vigorously defend this action.

●	In September 2022 the Bank moved to compel arbitration in both cases; hearings were held in Alameda County Superior Court in early November and early December 2022. The motions in both cases were denied and the Bank appealed the rulings. Both cases are stayed pending appeal.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,134,619,000 at December 31, 2022, compared to $1,150,811,000 at December 31, 2021. Unused commitments represented 34% outstanding gross loans at December 31, 2022, and 37% at December 31, 2021.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31, 2022			December 31, 2021
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$87,348	$1,036,847	$1,124,195	$119,071	$1,015,588	$1,134,659
Standby letters of credit	1,565	8,859	10,424	3,084	13,068	16,152
	$88,913	$1,045,706	$1,134,619	$122,155	$1,028,656	$1,150,811

For the year ended December 31, 2022, there was an increase of $5,000 to the allowance for credit losses on loans for the Company’s off-balance sheet credit exposures, compared to the year ended December 31, 2021. The allowance for losses for the Company’s off-balance sheet credit exposures was $820,000 and $815,000 at December 31, 2022 and December 31, 2021, respectively. The increase in the allowance for credit losses for off-balance sheet credit exposures for the year ended December 31, 2022 was driven by an increase in loss factors as a result of a slowing economic outlook, partially offset by a decrease in loan commitments.

16) Earnings Per Share

Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,325,948 stock options for the year ended December 31, 2022, considered to be antidilutive and excluded from the computation of diluted earnings per share.  There were 1,058,250 stock options for the year ended December 31, 2021, considered to be antidilutive and excluded from the computation of diluted earnings per share.  There were 1,524,757 stock options for the year ended December 31, 2020, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands, except per share amounts)
Net income	$66,555	$47,700	$	$ 35,299

Weighted average common shares outstanding for basic
earnings per common share	60,602,962	60,133,821		59,478,343
Dilutive potential common shares	487,328	555,241		690,796
Shares used in computing diluted earnings per common share	61,090,290	60,689,062		60,169,139

Basic earnings per share	$1.10	$0.79		$0.59
Diluted earnings per share	$1.09	$0.79		$0.59

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2022.  There are no conditions or events since December 31, 2022, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2022 and December 31, 2021, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2022, and December 31, 2021.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2022
Total Capital	$554,810	14.8%	$393,461	10.5%
(to risk-weighted assets)
Tier 1 Capital	$475,609	12.7%	$318,516	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$475,609	12.7%	$262,307	7.0%
(to risk-weighted assets)
Tier 1 Capital	$475,609	9.2%	$207,852	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2022, and December 31, 2021.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2022
Total Capital	$532,576	14.2%	$374,572	10.0%	$393,301	10.5%
(to risk-weighted assets)
Tier 1 Capital	$492,725	13.2%	$299,658	8.0%	$318,387	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$492,725	13.2%	$243,472	6.5%	$262,201	7.0%
(to risk-weighted assets)
Tier 1 Capital	$492,725	9.5%	$259,740	5.0%	$207,792	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2021
Total Capital	$484,382	13.8%	$351,839	10.0%	$369,431	10.5%
(to risk-weighted assets)
Tier 1 Capital	$451,586	12.8%	$281,471	8.0%	$299,063	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$451,586	12.8%	$228,695	6.5%	$246,287	7.0%
(to risk-weighted assets)
Tier 1 Capital	$451,586	8.2%	$275,109	5.0%	$220,087	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,350,000 at December 31, 2022, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution.  As of December 31, 2022, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $17,140,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $32,000,000 for both years ended

December 31, 2022 and 2021.

18) Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$4,640	$2,488	$2,859
Gain on the disposition of foreclosed assets	—	—	791
Total noninterest income in-scope of Topic 606	4,640	2,488	3,650
Noninterest Income Out-of-scope of Topic 606	5,471	7,200	6,272
Total noninterest income	$10,111	$9,688	$9,922

19) Noninterest Expense

The following table indicates the various components of the Company’s noninterest expense in each category for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$55,331	$51,862	$50,927
Occupancy and equipment	9,639	9,038	8,018
Professional fees	5,015	5,901	5,338
Insurance expense	4,958	3,270	2,286
Amortization of intangible assets	2,635	2,996	3,751
Data processing	2,482	2,146	2,770
Reserve for litigation	—	4,500	—
Other	14,799	13,364	16,421
Total noninterest expense	$94,859	$93,077	$89,511

The following table presents the merger-related costs by category for the periods indicated:

	For the Year Ended
	December 31,
	2022	2021	2020

	(Dollars in thousands)
Salaries and employee benefits	$—	$—	$356
Other	—	27	2,245
Total merger-related costs	$—	$27	$2,601

20) Business Segment Information

The following presents the Company’s operating segments. The Company operates through two business segments: Banking segment and Factoring segment. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate and funding costs. The provision for credit losses on loans is allocated based on the segment’s allowance for credit losses on loans determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding.

	Year Ended December 31, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$176,010	$12,818	$188,828
Intersegment interest allocations	1,441	(1,441)	—
Total interest expense	8,948	—	8,948
Net interest income	168,503	11,377	179,880
Provision for (recapture of) credit losses on loans	526	240	766
Net interest income after provision	167,977	11,137	179,114
Noninterest income	9,722	389	10,111
Noninterest expense	88,531	6,328	94,859
Intersegment expense allocations	524	(524)	—
Income before income taxes	89,692	4,674	94,366
Income tax expense	26,429	1,382	27,811
Net income	$63,263	$3,292	$66,555

Total assets	$5,062,943	$94,637	$5,157,580
Loans, net of deferred fees	$3,219,287	$79,263	$3,298,550
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.

	Year Ended December 31, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$141,772	$11,484	$153,256
Intersegment interest allocations	868	(868)	—
Total interest expense	7,131	—	7,131
Net interest income	135,509	10,616	146,125
Provision (recapture) for credit losses on loans	(2,926)	(208)	(3,134)
Net interest income after provision	138,435	10,824	149,259
Noninterest income	8,651	1,037	9,688
Noninterest expense	87,466	5,611	93,077
Intersegment expense allocations	410	(410)	—
Income before income taxes	60,030	5,840	65,870
Income tax expense	16,444	1,726	18,170
Net income	$43,586	$4,114	$47,700

Total assets	$5,424,350	$75,059	$5,499,409
Loans, net of deferred fees	$3,034,097	$53,229	$3,087,326
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.

	Year Ended December 31, 2020
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$139,744	$10,727	$150,471
Intersegment interest allocations	923	(923)	—
Total interest expense	8,581	—	8,581
Net interest income	132,086	9,804	141,890
Provision for credit losses on loans	12,928	305	13,233
Net interest income after provision	119,158	9,499	128,657
Noninterest income	9,277	645	9,922
Noninterest expense(2)	83,149	9,362	89,511
Intersegment expense allocations	404	(404)	—
Income before income taxes	45,690	3,378	49,068
Income tax expense	12,770	999	13,769
Net income	$32,920	$2,379	$35,299

Total assets	$4,567,239	$66,875	$4,634,114
Loans, net of deferred fees	$2,572,060	$47,201	$2,619,261
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.
(2)	The banking segment’s noninterest expense includes merger-related costs of $2,601,000.

21) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2022	2021

	(Dollars in thousands)
Assets
Cash and cash equivalents	$20,974	$19,487
Investment in subsidiary bank	649,545	616,108
Other assets	1,549	2,685
Total assets	$672,068	$638,280
Liabilities and Shareholders' Equity
Subordinated debt, net of issuance costs	$39,350	$39,925
Other liabilities	262	327
Shareholders' equity	632,456	598,028
Total liabilities and shareholders' equity	$672,068	$638,280

Condensed Statements of Operations

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands)
Dividend from subsidiary bank	$32,000	$32,000	$32,000
Interest expense	(2,179)	(2,314)	(2,321)
Other expenses	(3,675)	(3,929)	(3,263)
Income before income taxes and equity in net income of subsidiary bank	26,146	25,757	26,416
Equity in undistributed net income of subsidiary bank	38,702	20,127	7,255
Income tax benefit	1,707	1,816	1,628
Net income	$66,555	$47,700	$35,299

Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020

	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$66,555	$47,700	$35,299
Adjustments to reconcile net income to net cash provided by operations:
Amortization of restricted stock awards, net	2,583	1,940	1,689
Equity in undistributed net income of subsidiary bank	(38,702)	(20,127)	(7,255)
Net change in other assets and liabilities	1,222	(603)	(250)
Net cash provided by operating activities	31,658	28,910	29,483
Cash flows from financing activities:
Proceeds from issuance of long-term debt	39,274	—	—
Repayment of long-term debt	(40,000)	—	—
Payment of cash dividends	(31,495)	(31,270)	(31,079)
Proceeds from exercise of stock options	2,050	1,469	1,714
Net cash used in financing activities	(30,171)	(29,801)	(29,365)
Net increase (decrease) in cash and cash equivalents	1,487	(891)	118
Cash and cash equivalents, beginning of year	19,487	20,378	20,260
Cash and cash equivalents, end of year	$20,974	$19,487	$20,378

22) Subsequent Events

On January 26, 2023, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend was payable on February 23, 2023 to shareholders of record on February 9, 2023.