Form 10-Q
period 2023-03-31
HERITAGE COMMERCE CORP
filed 2023-05-05
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

The Registrant had 60,970,338 shares of Common Stock outstanding on April 28, 2023.

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2022, and including, but not limited to the following:

●	geopolitical and domestic political developments that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in the portfolio or in the secondary market;
●	our ability to mitigate and manage deposit liabilities in a manner that balances the need to meet current and expected withdrawals while investing a sufficient portion of our assets to promote strong earning capacity;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	conditions relating to the impact of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	our ability to effectively compete with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area, the impact of the cost of deposits and our ability to retain deposits;
●	risks associated with concentrations in real estate related loans;

●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related vacancy rates, and asset and market prices;
●	credit related impairment charges to our securities portfolio;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes, fires, and flooding) and other events beyond our control; and
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Assets
Cash and due from banks	$41,318	$27,595
Other investments and interest-bearing deposits in other financial institutions	698,690	279,008
Total cash and cash equivalents	740,008	306,603
Securities available-for-sale, at fair value	491,751	489,596
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $14 at both March 31, 2023
and December 31, 2022 (fair value of $607,986 at March 31, 2023 and $614,452 at December 31, 2022)	698,231	714,990
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,792	2,456
Loans, net of deferred fees	3,261,915	3,298,550
Allowance for credit losses on loans	(47,273)	(47,512)
Loans, net	3,214,642	3,251,038
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,526	32,522
Company-owned life insurance	79,438	78,945
Premises and equipment, net	9,142	9,301
Goodwill	167,631	167,631
Other intangible assets	10,431	11,033
Accrued interest receivable and other assets	89,948	93,465
Total assets	$5,536,540	$5,157,580

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,469,081	$1,736,722
Demand, interest-bearing	1,196,789	1,196,427
Savings and money market	1,264,567	1,285,444
Time deposits - under $250	37,884	32,445
Time deposits - $250 and over	172,070	108,192
ICS/CDARS - interest-bearing demand, money market and time deposits	304,147	30,374
Total deposits	4,444,538	4,389,604
Other short-term borrowings	300,000	—
Subordinated debt, net of issuance costs	39,387	39,350
Accrued interest payable and other liabilities	105,407	96,170
Total liabilities	4,889,332	4,525,124

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at March 31, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized;
60,948,607 shares issued and outstanding at March 31, 2023 and
60,852,723 shares issued and outstanding at December 31, 2022	504,135	502,923
Retained earnings	157,390	146,389
Accumulated other comprehensive loss	(14,317)	(16,856)
Total shareholders' equity	647,208	632,456
Total liabilities and shareholders' equity	$5,536,540	$5,157,580

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$44,112	$35,101
Securities, taxable	7,056	3,444
Securities, exempt from Federal tax	247	297
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	4,859	1,064
Total interest income	56,274	39,906

Interest expense:
Deposits	5,901	1,114
Short-term borrowings	578	—
Subordinated debt	537	571
Total interest expense	7,016	1,685

Net interest income before provision for credit losses on loans	49,258	38,221
Provision for (recapture of) credit losses on loans	32	(567)
Net interest income after provision for credit losses on loans	49,226	38,788

Noninterest income:
Service charges and fees on deposit accounts	1,743	612
Increase in cash surrender value of life insurance	493	480
Servicing income	131	106
Gain on sales of SBA loans	76	156
Termination fees	11	—
Gain on warrants	—	637
Other	312	469
Total noninterest income	2,766	2,460

Noninterest expense:
Salaries and employee benefits	14,809	13,821
Occupancy and equipment	2,400	2,437
Professional fees	1,399	1,080
Other	6,793	5,914
Total noninterest expense	25,401	23,252
Income before income taxes	26,591	17,996
Income tax expense	7,674	5,130
Net income	$18,917	$12,866

Earnings per common share:
Basic	$0.31	0.21
Diluted	$0.31	0.21

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Net income	$18,917	$12,866
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale
securities and I/O strips	3,631	(4,405)
Deferred income taxes	(1,054)	1,277
Change in unrealized gains (losses) on securities and I/O strips, net of
deferred income taxes	2,577	(3,128)

Change in net pension and other benefit plan liability adjustment	(34)	104
Deferred income taxes	(4)	(34)
Change in pension and other benefit plan liability, net of
deferred income taxes	(38)	70
Other comprehensive income (loss)	2,539	(3,058)

Total comprehensive income	$21,456	$9,808

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2022	60,339,837	$497,695	$111,329	$(10,996)	$598,028
Net income	—	—	12,866	—	12,866
Other comprehensive loss	—	—	—	(3,058)	(3,058)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	518	—	—	518
Cash dividend declared $0.13 per share	—	—	(7,848)	—	(7,848)
Stock option expense, net of forfeitures and taxes	—	149	—	—	149
Stock options exercised	68,009	401	—	—	401
Balance March 31, 2022	60,407,846	$498,763	$116,347	$(14,054)	$601,056

Balance, January 1, 2023	60,852,723	$502,923	$146,389	$(16,856)	$632,456
Net income	—	—	18,917	—	18,917
Other comprehensive income	—	—	—	2,539	2,539
Amortization of restricted stock awards,
net of forfeitures and taxes	—	382	—	—	382
Cash dividend declared $0.13 per share	—	—	(7,916)	—	(7,916)
Stock option expense, net of forfeitures and taxes	—	147	—	—	147
Stock options exercised	95,884	683	—	—	683
Balance March 31, 2023	60,948,607	$504,135	$157,390	$(14,317)	$647,208

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,917	$12,866
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	(1,258)	675
Gain on sale of SBA loans	(76)	(156)
Proceeds from sale of SBA loans originated for sale	1,045	2,146
SBA loans originated for sale	(1,305)	(934)
Provision for (recapture of) credit losses on loans	32	(567)
Increase in cash surrender value of life insurance	(493)	(480)
Depreciation and amortization	272	283
Amortization of other intangible assets	602	659
Stock option expense, net	147	149
Amortization of restricted stock awards, net	382	518
Amortization of subordinated debt issuance costs	37	46
Effect of changes in:
Accrued interest receivable and other assets	(519)	7,053
Accrued interest payable and other liabilities	12,175	(5,475)
Net cash provided by operating activities	29,958	16,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(21,656)
Purchase of securities held-to-maturity	—	(109,610)
Maturities/paydowns/calls of securities available-for-sale	3,014	8,099
Maturities/paydowns/calls of securities held-to-maturity	16,485	30,709
Net change in loans	36,364	63,807
Changes in FHLB stock and other investments	(4)	(5)
Purchase of premises and equipment	(113)	(224)
Net cash provided by (used in) investing activities	55,746	(28,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	54,934	(69,507)
Net change in short-term borrowings	300,000	—
Exercise of stock options	683	401
Payment of cash dividends	(7,916)	(7,848)
Net cash provided by (used in) financing activities	347,701	(76,954)
Net increase in cash and cash equivalents	433,405	(89,051)
Cash and cash equivalents, beginning of period	306,603	1,306,216
Cash and cash equivalents, end of period	$740,008	$1,217,165

Supplemental disclosures of cash flow information:
Interest paid	$5,657	$1,112
Income taxes paid (refunds), net	$—	$(654)

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$384	$—
Transfer of loans held-for-sale to loan portfolio	$—	$480

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2022.

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

The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2023.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which 1) eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The Company adopted the guidance of ASU 2022-02 on January 1, 2023 and the amendments were applied prospectively. The adoption of this new guidance did not impact the financial position or results of operations.

Accounting Guidance Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from London Inter-Bank Offered Rate (“LIBOR”) toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2024. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company does not expect any material impact on its consolidated financial statements since the Company has an insignificant number of financial instruments applicable to this ASU.

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,303,068 and 1,048,267 weighted average stock options outstanding for the three months ended March 31, 2023 and 2022, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands, except per share amounts)
Net income	$18,917	$12,866

Weighted average common shares outstanding for basic
earnings per common share	60,908,221	60,393,883
Dilutive potential common shares	359,851	527,952
Shares used in computing diluted earnings per common share	61,268,072	60,921,835

Basic earnings per share	$0.31	$0.21
Diluted earnings per share	$0.31	$0.21

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31, 2023 and 2022

	Unrealized
	Gains (Losses) on
	Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2023, net of taxes	$(11,394)	$(5,462)	$(16,856)
Other comprehensive income (loss) before reclassification,
net of taxes	2,577	(14)	2,563
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(24)	(24)
Net current period other comprehensive income (loss),
net of taxes	2,577	(38)	2,539

Ending balance March 31, 2023, net of taxes	$(8,817)	$(5,500)	$(14,317)

Beginning balance January 1, 2022, net of taxes	$2,153	$(13,149)	$(10,996)
Other comprehensive income (loss) before reclassification,
net of taxes	(3,128)	(3)	(3,131)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	73	73
Net current period other comprehensive income (loss),
net of taxes	(3,128)	70	(3,058)

Ending balance March 31, 2022, net of taxes	$(975)	$(13,079)	$(14,054)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2023	2022	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$47	$11
Prior service cost and actuarial losses (3)	(13)	(114)
	34	(103)	Other noninterest expense
	(10)	30	Income tax benefit
	24	(73)	Net of tax
Total reclassification from AOCI for the period	$24	$(73)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2023	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$430,413	—	(7,510)	—	$422,903
Agency mortgage-backed securities	73,817	—	(4,969)	—	68,848
Total	$504,230	$—	$(12,479)	$—	$491,751

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
March 31, 2023	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$663,481	382	(90,344)	$573,519	$—
Municipals - exempt from Federal tax	34,764	18	(315)	34,467	(14)
Total	$698,245	$400	$(90,659)	$607,986	$(14)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2022	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$428,797	—	(10,323)	—	418,474
Agency mortgage-backed securities	76,916	—	(5,794)	—	71,122
Total	$505,713	$—	$(16,117)	$—	$489,596

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2022	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$677,381	235	(99,977)	577,639	—
Municipals - exempt from Federal tax	37,623	9	(819)	36,813	(14)
Total	$715,004	$244	$(100,796)	$614,452	$(14)

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows for the periods indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$387,065	$(6,596)	$30,886	$(914)	$417,951	$(7,510)
Agency mortgage-backed securities	3,586	(122)	65,262	(4,847)	68,848	(4,969)
Total	$390,651	$(6,718)	$96,148	$(5,761)	$486,799	$(12,479)

Securities held-to-maturity:
Agency mortgage-backed securities	$17,765	$(319)	$543,522	$(90,025)	$561,287	$(90,344)
Municipals — exempt from Federal tax	14,130	(160)	5,532	(155)	19,662	(315)
Total	$31,895	$(479)	$549,054	$(90,180)	$580,949	$(90,659)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$418,474	$(10,323)	$—	$—	$418,474	$(10,323)
Agency mortgage-backed securities	71,122	(5,794)	—	—	71,122	(5,794)
Total	$489,596	$(16,117)	$—	$—	$489,596	$(16,117)

Securities held-to-maturity:
Agency mortgage-backed securities	$136,264	$(12,866)	$429,257	$(87,111)	$565,521	$(99,977)
Municipals — exempt from Federal tax	31,007	(819)	—	—	31,007	(819)
Total	$167,271	$(13,685)	$429,257	$(87,111)	$596,528	$(100,796)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2023, the Company held 455 securities (173 available-for-sale and 282 held-to-maturity), of which 404 had fair value below amortized cost. The unrealized losses were due to higher interest rates in comparison to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to have credit-related losses at March 31, 2023.

The amortized cost and estimated fair values of securities as of March 31, 2023 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due after three months through one year	$66,001	$65,614
Due after one through five years	364,412	357,289
Agency mortgage-backed securities	73,817	68,848
Total	$504,230	$491,751

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$9,808	$9,813
Due after three months through one year	5,020	5,022
Due after one through five years	4,029	3,981
Due after five through ten years	15,907	15,651
Agency mortgage-backed securities	663,481	573,519
Total	$698,245	$607,986

Securities with amortized cost of $1,075,800,000 and $66,272,000 as of March 31, 2023 and December 31, 2022 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the three months ended March 31, 2023 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2023	$14
Provision for credit losses	—
Ending balance March 31, 2023	$14

For the three months ended March 31, 2023, the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio remained at $14,000. The bond ratings for the Company’s municipal investment securities at March 31, 2023 were consistent with the ratings at December 31, 2022.

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

Management’s methodology for estimating the allowance balance consists of several key elements, which include pooling loans with similar characteristics into segments and using a discounted cash flow calculation to estimate losses. The discounted cash flow model inputs include loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. Management uses a four quarter forecast of each economic factor that is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the forecast period. The economic factors management has selected include the California unemployment rate, California gross domestic product, California home price index, and a national CRE value index. These factors are evaluated and updated as economic conditions change. Additionally, management uses qualitative adjustments to the discounted cash flow quantitative loss estimates in certain cases when management has assessed an adjustment is necessary. These qualitative adjustments are applied by pooled loan segment and have been made for increased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation. Specific allowances on individually evaluated loans are combined to the allowance on pools of loans with similar risk characteristics to derive to total allowance for credit losses on loans.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $565,000 of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans and $69,424,000 of Bay View Funding factored receivables at March 31, 2023, compared to $1,166,000 and $79,263,000, respectively, at December 31, 2022.

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

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$506,602	$533,915
Real estate:
CRE - owner occupied	603,298	614,663
CRE - non-owner occupied	1,083,852	1,066,368
Land and construction	166,408	163,577
Home equity	124,481	120,724
Multifamily	231,242	244,882
Residential mortgages	528,639	537,905
Consumer and other	17,905	17,033
Loans	3,262,427	3,299,067
Deferred loan fees, net	(512)	(517)
Loans, net of deferred fees	3,261,915	3,298,550
Allowance for credit losses on loans	(47,273)	(47,512)
Loans, net	$3,214,642	$3,251,038

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(134)	—	—	—	(246)	—	—	—	(380)
Recoveries	80	4	—	—	25	—	—	—	109
Net (charge-offs) recoveries	(54)	4	—	—	(221)	—	—	—	(271)
Provision for (recapture of) credit losses on loans	(29)	(302)	542	235	243	1,026	(1,711)	28	32
End of period balance	$6,534	$5,453	$22,677	$3,176	$688	$4,392	$4,196	$157	$47,273

	Three Months Ended March 31, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgage	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(16)	—	—	—	—	—	—	—	(16)
Recoveries	54	3	—	—	24	—	—	—	81
Net recoveries	38	3	—	—	24	—	—	—	65
Provision for (recapture of) credit losses on loans	(1,651)	(1,560)	2,288	175	(166)	(252)	625	(26)	(567)
End of period balance	$6,801	$6,397	$19,413	$2,006	$722	$2,544	$4,757	$148	$42,788

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	March 31, 2023
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$291	$394	$123	$808
Real estate:
CRE - Owner Occupied	—	—	1,336	1,336
Home equity	96	—	—	96
Total	$387	$394	$1,459	$2,240

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,756	$2,239	$436	$10,431	$496,171	$506,602
Real estate:
CRE - Owner Occupied	1,121	—	—	1,121	602,177	603,298
CRE - Non-Owner Occupied	—	—	1,336	1,336	1,082,516	1,083,852
Land and construction	—	—	—	—	166,408	166,408
Home equity	96	—	—	96	124,385	124,481
Multifamily	—	—	—	—	231,242	231,242
Residential mortgages	6,431	1,649	—	8,080	520,559	528,639
Consumer and other	—	—	—	—	17,905	17,905
Total	$15,404	$3,888	$1,772	$21,064	$3,241,363	$3,262,427

	December 31, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,236	$2,519	$703	$10,458	$523,457	$533,915
Real estate:
CRE - Owner Occupied	252	—	—	252	614,411	614,663
CRE - Non-Owner Occupied	—	—	1,336	1,336	1,065,032	1,066,368
Land and construction	—	—	—	—	163,577	163,577
Home equity	—	98	—	98	120,626	120,724
Multifamily	—	—	—	—	244,882	244,882
Residential mortgages	4,202	720	—	4,922	532,983	537,905
Consumer and other	—	—	—	—	17,033	17,033
Total	$11,690	$3,337	$2,039	$17,066	$3,282,001	$3,299,067

Past due loans 30 days or greater totaled $21,064,000 and $17,066,000 at March 31, 2023 and December 31, 2022, respectively, of which $410,000 and $479,000 were on nonaccrual, at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, there were also $371,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2022, there were also $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of March 31, 2023 and December 31, 2022.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at March 31, 2023 and December 31, 2022. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at March 31, 2023 and December 31, 2022. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of March 31, 2023						Amortized
						2018 and	Cost
	03/31/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	Prior	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$87,216	$36,758	$32,068	$21,972	$16,738	$29,376	$260,606	$484,734
Special Mention	2,020	1,418	524	-	917	1,260	4,494	10,633
Substandard	4	321	620	-	274	4,370	4,961	10,550
Substandard-Nonaccrual	-	-	236	-	-	300	149	685
Total	89,240	38,497	33,448	21,972	17,929	35,306	270,210	506,602

CRE - Owner Occupied:
Pass	2,381	87,418	118,376	74,459	59,368	241,040	12,216	595,258
Special Mention	-	1,588	1,230	853	-	2,250	-	5,921
Substandard	990	-	-	-	1,121	8	-	2,119
Substandard-Nonaccrual		-	-	-	-	-	-	-
Total	3,371	89,006	119,606	75,312	60,489	243,298	12,216	603,298

CRE - Non-Owner Occupied:
Pass	30,477	239,675	270,999	29,747	99,910	398,297	3,416	1,072,521
Special Mention	-	-	-	-	-	3,354	-	3,354
Substandard	-	-	-	-	-	7,841	136	7,977
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	30,477	239,675	270,999	29,747	99,910	409,492	3,552	1,083,852

Land and construction:
Pass	16,276	64,546	56,324	23,113	6,149	-	-	166,408
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	16,276	64,546	56,324	23,113	6,149	-	-	166,408

Home equity:
Pass	-	-	-	-	-	116	119,343	119,459
Special Mention	-	-	-	-	-	-	4,640	4,640
Substandard	-	-	-	-	-	144	142	286
Substandard-Nonaccrual	-	-	96	-	-	-	-	96
Total	-	-	96	-	-	260	124,125	124,481

Multifamily:
Pass	2,977	41,892	57,255	5,493	42,919	78,199	215	228,950
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2,292	-	2,292
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	2,977	41,892	57,255	5,493	42,919	80,491	215	231,242

Residential mortgage:
Pass	1,200	197,922	281,025	1,060	6,736	34,132	-	522,075
Special Mention	-	-	723	-	1,052	1,994	-	3,769
Substandard	-	-	1,873	-	-	922	-	2,795
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	1,200	197,922	283,621	1,060	7,788	37,048	-	528,639

Consumer and other:
Pass	-	386	10	-	-	2,202	15,230	17,828
Special Mention	-	-	77	-	-	-	-	77
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	-	386	87	-	-	2,202	15,230	17,905

Total loans	$143,541	$671,924	$821,436	$156,697	$235,184	$808,097	$425,548	$3,262,427

Risk Grades:
Pass	$140,527	$668,597	$816,057	$155,844	$231,820	$783,362	$411,026	$3,207,233
Special Mention	2,020	3,006	2,554	853	1,969	8,858	9,134	28,394
Substandard	994	321	2,493	-	1,395	15,577	5,239	26,019
Substandard-Nonaccrual	-	-	332	-	-	300	149	781
Grand Total	$143,541	$671,924	$821,436	$156,697	$235,184	$808,097	$425,548	$3,262,427

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2022						Amortized
							Cost
	2022	2021	2020	2019	2018	Prior Periods	Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$102,969	$36,752	$24,406	$19,272	$12,089	$21,127	$293,546	$510,161
Special Mention	3,408	1,060	192	1,123	-	6,031	5,551	17,365
Substandard	4	-	-	145	-	102	5,496	5,747
Substandard-Nonaccrual	-	279	-	-	330	33	-	642
Total	106,381	38,091	24,598	20,540	12,419	27,293	304,593	533,915

CRE - Owner Occupied:
Pass	92,689	116,266	75,007	59,887	58,180	194,584	8,758	605,371
Special Mention	-	2,033	867	1,120	-	4,410	-	8,430
Substandard	-	660	-	-	193	9	-	862
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	92,689	118,959	75,874	61,007	58,373	199,003	8,758	614,663

CRE - Non-Owner Occupied:
Pass	239,556	278,051	31,848	101,854	63,905	337,048	3,245	1,055,507
Special Mention	-	-	-	-	-	4,883	-	4,883
Substandard	-	-	-	-	-	5,978	-	5,978
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	239,556	278,051	31,848	101,854	63,905	347,909	3,245	1,066,368

Land and construction:
Pass	62,241	72,847	22,459	6,030	-	-	-	163,577
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	62,241	72,847	22,459	6,030	-	-	-	163,577

Home equity:
Pass	-	-	-	-	-	44	117,950	117,994
Special Mention	-	-	-	-	-	-	2,346	2,346
Substandard	-	-	-	-	-	144	142	286
Substandard-Nonaccrual	-	98	-	-	-	-		98
Total	-	98	-	-	-	188	120,438	120,724

Multifamily:
Pass	42,111	69,824	4,871	42,412	15,356	66,380	180	241,134
Special Mention	-	-	657	771	-	2,320	-	3,748
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	42,111	69,824	5,528	43,183	15,356	68,700	180	244,882

Residential mortgage:
Pass	191,907	296,270	1,068	6,788	2,724	33,290	-	532,047
Special Mention	-	-	-	1,058	1,482	2,387	-	4,927
Substandard	-	-	-	-	-	931	-	931
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	191,907	296,270	1,068	7,846	4,206	36,608	-	537,905

Consumer and other:
Pass	389	13	-	-	1,364	1,283	13,647	16,696
Special Mention	-	82	-	6	-	-	249	337
Substandard	-	-	-	-	-	-	-	-
Substandard-Nonaccrual	-	-	-	-	-	-	-	-
Total	389	95	-	6	1,364	1,283	13,896	17,033

Total loans	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

Risk Grades:
Pass	$731,862	$870,023	$159,659	$236,243	$153,618	$653,756	$437,326	$3,242,487
Special Mention	3,408	3,175	1,716	4,078	1,482	20,031	8,146	42,036
Substandard	4	660	-	145	193	7,164	5,638	13,804
Substandard-Nonaccrual	-	377	-	-	330	33	-	740
Grand Total	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

The following table presents the gross charge-offs by class of loans and year of origination for the three months ended March 31, 2023:

Gross Charge-offs by Originated Period as of March 31, 2023
						2018 and	Revolving
	03/31/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	Prior	Loans	Total

(Dollars in thousands)
Commercial	$-	$-	$-	$-	$49	$85	$-	$134
Real estate:
CRE - Owner Occupied	-	-	-	-	-	-	-	-
CRE - Non-Owner Occupied	-	-	-	-	-	-	-	-
Land and construction	-	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	246	246
Multifamily	-	-	-	-	-	-	-	-
Residential mortgages	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$49	$85	$246	$380

The amortized cost basis of collateral-dependent loans by business assets was $394,000 and $324,000 at March 31, 2023 and December 31, 2022, respectfully.

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

Loan Modifications

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay, or interest reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, payment delay, and/or interest rate reduction.

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the quarter ended March 31, 2023, by segment and type of modification. The percentage of the amortized cost basis of the loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

March 31, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$6	$88	$36	$—	$—	$—	0.03%
Total	$6	$88	$36	$—	$—	$—	0.03%

The Company has committed to lend no additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last quarter ended March 31, 2023, and there were no payment defaults for loans modified in the quarter ended March 31, 2023.

	March 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

	(Dollars in thousands)
Commercial	$—	$36	$6	$42
Total	$—	$36	$6	$42

The following table presents the financial effect of the loan modification presented above to borrowers experiencing financial difficulty for the quarter ended March 31, 2023:

March 31, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$3	N/A	9
Total	$3	N/A	9

There were no payment defaults for loans modified for the quarter ended March 31, 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

6) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2023, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	March 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(14,984)	$10,039
Customer relationship and brokered relationship intangibles	1,900	(1,598)	302
Below market leases	110	(20)	90
Total	$27,033	$(16,602)	$10,431

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(14,429)	$10,594
Customer relationship and brokered relationship intangibles	1,900	(1,551)	349
Below market leases	110	(20)	90
Total	$27,033	$(16,000)	$11,033

As of March 31, 2023, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2023 remaining	$1,662	143	$(2)	$1,803
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
2028	999	—	18	1,017
2029	610	—	15	625
	$10,039	$302	$90	$10,431

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2023 and December 31, 2022.

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

The Company had net deferred tax assets of $29,841,000 and $32,176,000, at March 31, 2023 and December 31, 2022, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2023 and December 31, 2022 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Low income housing investments	$3,290	$3,537
Future commitments	$521	$523

The Company expects $27,000 of the future commitments to be paid in 2023, and $494,000 in 2024 through 2026.

For tax purposes, the Company had low income housing tax credits of $180,000 for the three months ended March 31, 2023, and $210,000 for the three months ended March 31, 2022, and low income housing investment expense of $186,000 and $211,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$48	$87
Interest cost	324	216
Amortization of net actuarial loss	13	114
Net periodic benefit cost	$385	$417

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,060	$9,244
Interest cost	91	246
Actuarial loss	—	(2,430)
Projected benefit obligation at end of period	$7,151	$7,060

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Net actuarial loss	$2,371	$2,301
Prior transition obligation	768	790
Accumulated other comprehensive loss	$3,139	$3,091

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Amortization of prior transition obligation and actuarial losses	$(47)	$(11)
Interest cost	91	62
Net periodic benefit cost	$44	$51

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at March 31, 2023
Available-for-sale securities:
U.S. Treasury	$422,903	$422,903	$—	$—
Agency mortgage-backed securities	68,848	—	68,848	—
I/O strip receivables	145	—	145	—

Assets at December 31, 2022
Available-for-sale securities:
U.S. Treasury	$418,474	$418,474	$—	$—
Agency mortgage-backed securities	71,122	—	71,122	—
I/O strip receivables	152	—	152	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at March 31, 2023 or December 31, 2022.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At March 31, 2023 and December 31, 2022, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at March 31, 2023 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$740,008		$740,008	$—	$—	$740,008
Securities available-for-sale	491,751		422,903	68,848	—	491,751
Securities held-to-maturity	698,231		—	607,986	—	607,986
Loans (including loans held-for-sale)	3,264,707	(1)	—	2,792	3,058,697	3,061,489
FHLB stock, FRB stock, and other
investments	32,526		—	—	—	N/A
Accrued interest receivable	16,117		1,745	2,502	11,870	16,117
I/O strips receivables	145		—	145	—	145
Liabilities:
Time deposits	$214,443		$—	$216,579	$—	$216,579
Other deposits	4,230,095		—	4,230,095	—	4,230,095
Borrowings on FHLB and FRB
lines of credit	300,000		—	300,000	—	300,000
Subordinated debt	39,387		—	32,787	—	32,787
Accrued interest payable	1,921		—	1,921	—	1,921

(1) Before allowance for credit losses on loans of $47,273,000.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2022:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$306,603		$306,603	$—	$—	$306,603
Securities available-for-sale	489,596		418,474	71,122	—	489,596
Securities held-to-maturity	714,990		—	614,452	—	614,452
Loans (including loans held-for-sale)	3,301,006	(1)	—	2,456	3,080,485	3,082,941
FHLB stock, FRB stock, and other
investments	32,522		—	—	—	N/A
Accrued interest receivable	15,047		1,328	1,836	11,883	15,047
I/O strips receivables	152		—	152	—	152
Liabilities:
Time deposits	$143,958		$—	$144,702	$—	$144,702
Other deposits	4,245,646		—	4,245,646	—	4,245,646
Subordinated debt	39,350		—	36,025	—	36,025
Accrued interest payable	600		—	600	—	600

(1) Before allowance for credit losses on loans of $47,512,000.

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The equity plans provide for the grant of incentive and nonqualified stock options, restricted stock, and restricted stock units. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. The 2013 Plan will terminate at the 2023 Annual Shareholders Meeting to be held May 25, 2023. The Company intends to propose a new 2023 Equity Incentive Plan at the 2023 Annual Shareholders Meeting.  For the three months ended March 31, 2023, the Company granted no nonqualified stock options and or shares of restricted stock. There were 1,498,474 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2023.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2023	2,527,173	$10.44
Exercised	95,884	$7.12
Forfeited or expired	(23,728)	$13.62
Outstanding at March 31, 2023	2,407,561	$10.54	5.38	$1,356,635
Vested or expected to vest	2,263,107		5.38	$1,275,237
Exercisable at March 31, 2023	1,858,557		4.46	$1,356,635

Information related to the equity plans for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Intrinsic value of options exercised	$466,308	$415,117
Cash received from option exercise	$682,825	$401,136
Tax benefit (expense) realized from option exercises	$3,969	$31,971

As of March 31, 2023, there was $1,141,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.50 years.

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2023	253,491	$11.05
Vested	—	$—
Nonvested shares at March 31, 2023	253,491	$11.05

As of March 31, 2023, there was $1,500,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 1.84 years.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had $653,005,000 of loans and $377,513,000 of securities pledged to the FHLB as collateral on an available line of credit of $789,909,000 at March 31, 2023, of which $150,000,000 was outstanding. The Bank repaid in full the $150,000,000 outstanding on April 20, 2023. HBC had no overnight borrowings from the FHLB at December 31, 2022.

HBC can also borrow from the FRB discount window. HBC had $1,622,220,000 of loans and securities pledged to the FRB as collateral on an available line of credit of $1,231,874,000 at March 31, 2023, of which $150,000,000 was outstanding. The Bank repaid in full the $150,000,000 outstanding on April 20, 2023. There were no outstanding balances at December 31, 2022.

At March 31, 2023, HBC had Federal funds purchased arrangements available of $80,000,000. There were no Federal funds purchased outstanding at March 31, 2023 and December 31, 2022.

The Company has a $20,000,000 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2023 and December 31, 2022.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at March 31, 2023, March 31, 2022, and December 31, 2022.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $613,000, totaled $39,387,000 at March 31, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40,000,000 aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40,000,000 of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount.

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2023. There are no conditions or events since March 31, 2023, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2023 and December 31, 2022, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2023
Total Capital	$567,562	15.3%	$389,554	10.5%
(to risk-weighted assets)
Tier 1 Capital	$485,738	13.1%	$315,353	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$485,738	13.1%	$259,703	7.0%
(to risk-weighted assets)
Tier 1 Capital	$485,738	9.6%	$202,798	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2023
Total Capital	$545,172	14.7%	$371,242	10.0%	$389,804	10.5%
(to risk-weighted assets)
Tier 1 Capital	$502,735	13.5%	$296,993	8.0%	$315,555	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$502,735	13.5%	$241,307	6.5%	$259,869	7.0%
(to risk-weighted assets)
Tier 1 Capital	$502,735	9.9%	$253,402	5.0%	$202,722	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2022
Total Capital	$532,576	14.2%	$374,572	10.0%	$393,301	10.5%
(to risk-weighted assets)
Tier 1 Capital	$492,725	13.2%	$299,658	8.0%	$318,387	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$492,725	13.2%	$243,472	6.5%	$262,201	7.0%
(to risk-weighted assets)
Tier 1 Capital	$492,725	9.5%	$259,740	5.0%	$207,792	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,387,000 at March 31, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As March 31, 2023, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $58,084,000. HBC distributed to HCC dividends of $8,000,000, during the first quarter of 2023.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at March 31, 2023 follows:

D.C. Solar Related:

●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against the Bank, and others, in the Superior Court of State of California for the County of Solano. The case relates to the Bank’s former deposit relationships with investment funds sponsored by D.C. Solar and affiliates (collectively “D.C. Solar”). D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. In October 2021, the court sustained the Bank’s demurrer without leave to amend on all but two counts. Subsequently, the 26 plaintiffs sought to overturn the court’s ruling in favor of the Bank by filing a petition for a writ of mandate in the California District Court of Appeal, which denied the petition. On December 12, 2022, the court granted the Bank’s motion for judgment on the pleadings on one of the two remaining counts. Subsequently, the Bank filed a motion for summary judgment against one of the 26 plaintiffs on the one remaining count. The plaintiffs did not object to the motion for summary judgment and instead, all plaintiffs filed a request to dismiss the one remaining count against the Bank with prejudice. The Bank asked the court to rule on the motion for summary judgment, but the court issued a tentative ruling holding that the motion for summary judgment was moot because plaintiffs had dismissed the count. At the hearing on the motion, the Bank asked the court to grant the motion for summary judgment, and the court has taken that request under submission. Whether or not the court grants the summary judgment motion, plaintiffs have no further claims against the Bank in the trial court.

Employee Related:

●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. Because the class/PAGA action alleges wage and hour claims, it is not covered by the Bank’s insurance. In February 2021, the Bank was notified of a set of PAGA and potential class claims alleged by a third former and a then-current bank employee alleging the same claims. The third former employee/claimant is being added as a plaintiff to the previously filed class/PAGA action. We intend to vigorously defend this action.
●	In October 2021 the third employee/claimant above referenced filed a lawsuit alleging race, color, gender, and sex discrimination; disability discrimination; discrimination against an employee making a CFRA claim, violation of the Equal Pay Act, retaliation, and related claims. We intend to vigorously defend this action.

●	In September 2022 the Bank moved to compel arbitration in both cases; hearings were held in Alameda County Superior Court in early November and early December 2022. The motions in both cases were denied and the Bank appealed the rulings. Both cases are stayed pending appeal.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,088,698,000 at March 31, 2023, and $1,134,619,000 at December 31, 2022. Unused commitments represented 33% outstanding gross loans at March 31, 2023, and 34% at December 31, 2022.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	March 31, 2023			December 31, 2022
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments
to make loans	$78,955	$996,210	$1,075,165	$87,348	$1,036,847	$1,124,195
Standby letters of credit	4,850	8,683	13,533	1,565	8,859	10,424
	$83,805	$1,004,893	$1,088,698	$88,913	$1,045,706	$1,134,619

For the three months ended March 31, 2023, there was an decrease of $2,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The decrease in the allowance for credit losses for off-balance sheet credit exposures in the first three months of 2023 was driven by lower loan commitments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $818,000 at March 31, 2023 and $820,000 at December 31, 2022.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,743	$612
Total noninterest income in-scope of Topic 606	1,743	612
Noninterest Income Out-of-scope of Topic 606	1,023	1,848
Total noninterest income	$2,766	$2,460

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Salaries and employee benefits	$14,809	$13,821
Occupancy and equipment	2,400	2,437
Insurance expense	1,520	1,043
Professional fees	1,399	1,080
Amortization of intangible assets	602	659
Data processing	774	651
Other	3,897	3,561
Total noninterest expense	$25,401	$23,252

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of March 31, 2023, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $32,123,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,701	$1,620
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,645	$1,210
Operating Lease - ROU assets	$32,123	$33,669
Operating Lease - Liabilities	$32,123	$33,669
Weighted Average Lease Term - Operating Leases	6.44 years	7.19 years
Weighted Average Discount Rate - Operating Leases	4.54%	4.49%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of March 31, 2023:

(Dollars in thousands)
2023 remaining	$4,750
2024	6,063
2025	5,523
2026	4,974
2027	4,804
Thereafter	11,189
Total undiscounted cash flows	37,303
Discount on cash flows	(5,180)
Total lease liability	$32,123

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

	Three Months Ended March 31, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$52,273	$4,001	$56,274
Intersegment interest allocations	705	(705)	—
Total interest expense	7,016	—	7,016
Net interest income	45,962	3,296	49,258
Provision for (recapture of) credit losses on loans	144	(112)	32
Net interest income after provision	45,818	3,408	49,226
Noninterest income	2,682	84	2,766
Noninterest expense	23,728	1,673	25,401
Intersegment expense allocations	174	(174)	—
Income before income taxes	24,946	1,645	26,591
Income tax expense	7,188	486	7,674
Net income	$17,758	$1,159	$18,917

Total assets	$5,453,352	$83,188	$5,536,540
Loans, net of deferred fees	$3,192,491	$69,424	$3,261,915
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Three Months Ended March 31, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$37,113	$2,793	$39,906
Intersegment interest allocations	237	(237)	—
Total interest expense	1,685	—	1,685
Net interest income	35,665	2,556	38,221
Provision (recapture) for credit losses on loans	(539)	(28)	(567)
Net interest income after provision	36,204	2,584	38,788
Noninterest income	2,398	62	2,460
Noninterest expense	21,767	1,485	23,252
Intersegment expense allocations	114	(114)	—
Income before income taxes	16,949	1,047	17,996
Income tax expense	4,821	309	5,130
Net income	$12,128	$738	$12,866

Total assets	$5,352,709	$74,689	$5,427,398
Loans, net of deferred fees	$2,962,823	$61,241	$3,024,064
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On April 27, 2023, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on May 25, 2023, to shareholders of record at the close of the business day on May 11, 2023.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2022. There have been no changes in the Company's application of critical accounting policies since December 31, 2022, except for the adoption the following new accounting standard:

The Company adopted the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, which 1) eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The adoption of the new guidance did not have a material impact the consolidated financial statements. The adoption of this ASU is further discussed “Note 1 – Basis of Presentation – Adoption of New Accounting Standard and Note 5 – Loans and Allowance for Credit Losses on Loans.”

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

Performance Overview

For the three months ended March 31, 2023, net income was $18.9 million, or $0.31 per average diluted common share, compared to $12.9 million, or $0.21 per average diluted common share, for the three months ended March 31, 2022. The Company’s annualized return on average tangible assets was 1.52% and annualized return on average tangible common equity was 16.71% for the three months ended March 31, 2023, compared to 0.99% and 12.47%, respectively, for the three months ended March 31, 2022.

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	March 31,	March 31,
	2023	2022

	(Dollars in thousands)
Total factored receivables at period-end	$69,424	$61,241
Average factored receivables:
For the three months ended	$77,754	$57,761
Total full time equivalent employees at period-end	26	30

First Quarter 2023 Highlights

The following are important factors that impacted the Company’s results of operations:

●	Net interest income, before provision for credit losses on loans, increased 29% to $49.3 million for the first quarter of 2023, compared to $38.2 million for the first quarter of 2022. The fully tax equivalent (“FTE”) net interest margin increased 104 basis points to 4.09% for the first quarter of 2023, from 3.05% for the first quarter of 2022, primarily due to increases in the prime rate and the rate of overnight funds, and a shift in the mix of earning assets into higher yielding loans and investment securities, partially offset by lower interest and fees on Small Business Administration (“SBA”) Paycheck Protection Program (“PPP) loans, lower prepayment fees, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, a higher cost of funds, and an increase in short-term borrowings.

●	Net interest income, before provision for credit losses on loans, decreased (5%) to $49.3 million for the first quarter of 2023, compared to $51.7 million for the fourth quarter of 2022. The FTE net interest margin decreased (1) basis point to 4.09% for the first quarter of 2023 from 4.10% for the fourth quarter of 2022, primarily due to a higher cost of funds, a decrease in the average balances of noninterest bearing demand deposits, and an increase in short-term borrowings, partially offset by increases in the prime rate and higher average yields on overnight funds, and an increase in the accretion of the loan purchase discount into interest income from acquired loans.

●	The average yield on the total loan portfolio increased to 5.46% for the first quarter of 2023, compared to 4.70% for the first quarter of 2022, primarily due to increases in the prime rate, partially offset by lower interest and fees on PPP loans, lower prepayment fees, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, and higher average balances of lower yielding purchased residential mortgages.

●	The average yield on the total loan portfolio increased to 5.46% for the first quarter of 2023, compared to 5.19% for the fourth quarter of 2022, primarily due to increases in the prime rate, and an increase in the accretion of the loan purchase discount into interest income from acquired loans.

●	In aggregate, the remaining net purchase discount on total loans acquired was $4.1 million at March 31, 2023.

●	The average cost of total deposits was 0.54% for the first quarter of 2023, compared to 0.10% for the first quarter of 2022, and 0.25% for the fourth quarter of 2022.

●	During the first quarter of 2023, there was a provision for credit losses on loans of $32,000, compared to a ($567,000) recapture of provision for credit losses on loans for the first quarter of 2022.

●	Total noninterest income increased 12% to $2.8 million for the first quarter of 2023, compared to $2.5 million for the first quarter of 2022, primarily due to higher service charges and fees on deposit accounts.

●	Total noninterest expense for the first quarter of 2023 increased to $25.4 million, compared to $23.3 million for the first quarter of 2022, primarily due to higher payroll taxes and employee benefits, higher professional fees, and higher insurance and information technology related expense during the first quarter of 2023.

●	The efficiency ratio improved to 48.83% for the first quarter of 2023, compared to 57.16% for the first quarter of 2022, primarily due to an increase in net interest income.

●	Income tax expense was $7.7 million for the first quarter of 2023, compared to $5.1 million for the first quarter of 2022. The effective tax rate for the first quarter of 2023 was 28.9%, compared to 28.5% for the first quarter of 2022.

The following are important factors in understanding our current financial condition and liquidity position:

●	The following table shows our liquidity, available lines of credit and the amounts outstanding at March 31, 2023:

	Total	Outstanding		Remaining
	Available	Lines of Credit		Available

	(Dollars in thousands)
Unpledged investment securities (at fair value)	$122,483	$—		$122,483
Off-balance sheet deposits	132,987	—		132,987
Excess funds at the FRB	695,400	—		695,400
FRB discount window	1,231,874	150,000	(1)	1,081,874
FHLB Advances	789,909	150,000	(1)	639,909
Federal funds purchase arrangements	80,000	—		80,000
Holding company line of credit	20,000	—		20,000
Total	$3,072,653	$300,000		$2,772,653

(1)	Both the FRB and the FHLB lines of credit were repaid in full on April 20, 2023.

●	The Company’s total liquidity and borrowing capacity was $3.073 billion, of which $2.773 billion was remaining available at March 31, 2023. The remaining available liquidity and borrowing capacity of $2.773 billion was 62% of total deposits and approximately 110% of estimated uninsured deposits of $2.532 billion at March 31, 2023. During the first quarter of 2023, the Bank increased its credit line availability from the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank (“FHLB”) from $839.5 million at December 31, 2022 to $2.022 billion at March 31, 2023.

●	The Company borrowed $150.0 million on its line of credit with the FRB, and another $150.0 million on its line of credit with the FHLB during the first quarter of 2023, and both lines of credit were repaid in full on April 20, 2023. These short-term borrowings provided instant liquidity during an uncertain time and allowed the Company to test the lines for future contingency planning purposes.

●	Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (7%) to $1.232 billion at March 31, 2023, from $1.328 billion at March 31, 2022, and increased 55% from $796.2 million at December 31, 2022.

●	At March 31, 2023, securities held-to-maturity, at amortized cost, totaled $698.2 million, compared to $736.8 million at March 31, 2022, and $715.0 million, at December 31, 2022.

●	The pre-tax unrealized loss on securities available-for-sale was ($12.5) million, or ($8.9) million net of taxes, which was 1% of total shareholders’ equity at March 31, 2023. The pre-tax unrealized loss on securities held-to-maturity at March 31, 2023 was ($90.3) million, or ($64.5) million net of taxes, which was 10% of total shareholders’ equity at March 31, 2023. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline. The average life of the total investment securities portfolio was 4.82 years and the modified duration was 4.04 years at March 31, 2023.

●	Loans, excluding loans held-for-sale, increased $237.9 million, or 8%, to $3.262 billion at March 31, 2023, compared to $3.024 billion at March 31, 2022, and decreased ($36.6) million, or (1%), from $3.299 billion at December 31, 2022. Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $136.5 million, or 5%, to $2.733 billion at March 31, 2023, compared to $2.596 billion at March 31, 2022, and decreased ($26.8) million, or (1%), from $2.760 billion at December 31, 2022.

●	Nonperforming assets (“NPAs”) were $2.2 million, or 0.04% of total assets, at March 31, 2023, compared to $3.8 million, or 0.07% of total assets, at March 31, 2022, and $2.4 million, or 0.05% of total assets, at December 31, 2022.

●	Classified assets were $26.8 million, or 0.48% of total assets, at March 31, 2023, compared to $30.6 million, or 0.56% of total assets, at March 31, 2022, and $14.5 million, or 0.28% of total assets, at December 31, 2022.

●	Net charge-offs totaled $271,000 for the first quarter of 2023, compared to net recoveries of $65,000 for the first quarter of 2022, and net recoveries of $83,000 for the fourth quarter of 2022.

●	The allowance for credit losses on loans (“ACLL”) at March 31, 2023 was $47.3 million, or 1.45% of total loans, representing 2,110% of total nonperforming loans. The ACLL at March 31, 2022 was $42.8 million, or 1.41% of total loans, representing 1,117% of total nonperforming loans. The ACLL at December 31, 2022 was $47.5 million, or 1.44% of total loans, representing 1,959% of total nonperforming loans.

●	Total deposits decreased ($245.4) million, or (5%), to $4.445 billion at March 31, 2023, compared to $4.690 billion at March 31, 2022, and increased $54.9 million, or 1%, from $4.390 billion at December 31, 2022. Noninterest-bearing demand deposits decreased ($342.9) million, or (19%), to $1.469 billion at March 31, 2023, compared to $1.812 billion at March 31, 2022, and decreased ($267.6) million, or (15%), from $1.737 billion at December 31, 2022. ICS (“Insured Cash Sweep”)/Certificate of Deposit Account Registry Service (“CDARS”) deposits increased $274.1 million, or 914%, to $304.1 million at March 31, 2023, compared to $30.0 million at March 31, 2022, and increased $273.7 million, or 901%, from $30.4 million at December 31, 2022, primarily due to bringing $128.0 million of off-balance sheet relationship-based client deposits onto the balance sheet, and an increase in client deposits during the first quarter of 2023.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, CDARS deposits, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 14.73% at March 31, 2023, compared to 3.01% at March 31, 2022, and 3.45% at December 31, 2022. The increase at March 31, 2023 was primarily due to the increase in ICS/CDARS deposits and short-term borrowings.

●	The loan to deposit ratio was 73.39% at March 31, 2023, compared to 64.48% at March 31, 2022, and 75.14% at December 31, 2022.

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2023.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	15.3%	14.7%	10.0%	10.5%
Tier 1 Capital	13.1%	13.5%	8.0%	8.5%
Common Equity Tier 1 Capital	13.1%	13.5%	6.5%	7.0%
Tier 1 Leverage	9.6%	9.9%	5.0%	4.0%
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,277,525	$44,112	5.46%	$3,028,589	$35,101	4.70%
Securities — taxable	1,161,021	7,056	2.46%	781,689	3,444	1.79%
Securities — exempt from Federal tax (3)	36,012	313	3.52%	44,871	376	3.40%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	420,451	4,859	4.69%	1,238,702	1,064	0.35%
Total interest earning assets	4,895,009	56,340	4.67%	5,093,851	39,985	3.18%
Cash and due from banks	37,563			37,630
Premises and equipment, net	9,269			9,605
Goodwill and other intangible assets	178,443			181,065
Other assets	115,222			121,089
Total assets	$5,235,506			$5,443,240
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,667,260			$1,857,164

Demand, interest-bearing	1,217,731	1,476	0.49%	1,279,989	459	0.15%
Savings and money market	1,285,173	3,489	1.10%	1,394,734	543	0.16%
Time deposits — under $100	12,280	10	0.33%	13,235	5	0.15%
Time deposits — $100 and over	163,047	845	2.10%	119,082	106	0.36%
ICS/CDARS — interest-bearing demand, money
market and time deposits	70,461	81	0.47%	32,932	1	0.01%
Total interest-bearing deposits	2,748,692	5,901	0.87%	2,839,972	1,114	0.16%
Total deposits	4,415,952	5,901	0.54%	4,697,136	1,114	0.10%

Short-term borrowings	46,677	578	5.02%	29	—	0.00%
Subordinated debt, net of issuance costs	39,363	537	5.53%	39,951	571	5.80%
Total interest-bearing liabilities	2,834,732	7,016	1.00%	2,879,952	1,685	0.24%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,501,992	7,016	0.63%	4,737,116	1,685	0.14%
Other liabilities	95,917			106,769
Total liabilities	4,597,909			4,843,885
Shareholders’ equity	637,597			599,355
Total liabilities and shareholders’ equity	$5,235,506			$5,443,240

Net interest income / margin		49,324	4.09%		38,300	3.05%
Less tax equivalent adjustment		(66)			(79)
Net interest income		$49,258			$38,221
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $300,000 for the first quarter of 2023 (of which $18,000 was from PPP loans), compared to $1,788,000 for the first quarter of 2022 (of which $1,346,000 was from PPP loans). Prepayment fees totaled $138,000 for the first quarter of 2023, compared to $510,000 for the first quarter of 2022.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended March 31,
	2023 vs. 2022
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$3,338	$5,673	$9,011
Securities — taxable	2,314	1,298	3,612
Securities — exempt from Federal tax (1)	(76)	13	(63)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(9,466)	13,261	3,795
Total interest income on interest-earning assets	(3,890)	20,245	16,355

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(71)	1,088	1,017
Savings and money market	(294)	3,240	2,946
Time deposits — under $100	(1)	6	5
Time deposits — $100 and over	228	511	739
CDARS — interest-bearing demand, money market
and time deposits	43	37	80
Short-term borrowings	578	—	578
Subordinated debt, net of issuance costs	(8)	(26)	(34)
Total interest expense on interest-bearing liabilities	475	4,856	5,331
Net interest income	$(4,365)	$15,389	11,024
Less tax equivalent adjustment			13
Net interest income			$11,037

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

Net interest income, before provision for credit losses on loans, increased 29% to $49.3 million for the first quarter of 2023, compared to $38.2 million for the first quarter of 2022. The FTE net interest margin increased 104 basis points to 4.09% for the first quarter of 2023, from 3.05% for the first quarter of 2022, primarily due to increases in the prime rate and the rate of overnight funds, and a shift in the mix of earning assets into higher yielding loans and investment securities, partially offset by lower interest and fees PPP loans, lower prepayment fees, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, a higher cost of funds, and an increase in short-term borrowings.

Net interest income, before provision for credit losses on loans, decreased (5%) to $49.3 million for the first quarter of 2023, compared to $51.7 million for the fourth quarter of 2022. The FTE net interest margin decreased (1) basis point to 4.09% for the first quarter of 2023 from 4.10% for the fourth quarter of 2022, primarily due to a higher cost of funds, a decrease in the average balances of noninterest bearing demand deposits, and an increase in short-term borrowings, partially offset by increases in the prime rate and higher average yields on overnight funds, and an increase in the accretion of the loan purchase discount into interest income from acquired loans.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	March 31, 2023			March 31, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,680,849	$34,827	5.27%	$2,483,708	$26,097	4.26%
Prepayment fees	—	138	0.02%	—	510	0.08%
PPP loans	832	2	0.97%	60,264	146	0.98%
PPP fees, net	—	18	8.77%	—	1,346	9.06%
Asset-based lending	27,550	627	9.23%	69,617	950	5.53%
Bay View Funding factored receivables	77,755	4,001	20.87%	57,761	2,793	19.61%
Purchased residential mortgages	487,780	3,857	3.21%	355,626	2,428	2.77%
Purchased commercial real estate ("CRE") loans	7,119	120	6.84%	8,514	77	3.67%
Loan fair value mark / accretion	(4,360)	522	0.08%	(6,901)	754	0.12%
Total loans (includes loans held-for-sale)	$3,277,525	$44,112	5.46%	$3,028,589	$35,101	4.70%

The average yield on the total loan portfolio increased to 5.46% for the first quarter of 2023, compared to 4.70% for the first quarter of 2022, primarily due to increases in the prime rate, partially offset by lower interest and fees on PPP loans, lower prepayment fees, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, and higher average balances of lower yielding purchased residential mortgages.

	For the Quarter Ended			For the Quarter Ended
	March 31, 2023			December 31, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,680,849	$34,827	5.27%	$2,654,311	$33,594	5.02%
Prepayment fees	—	138	0.02%	—	123	0.02%
PPP loans	832	2	0.97%	1,255	3	0.95%
PPP fees, net	—	18	8.77%	—	25	7.90%
Asset-based lending	27,550	627	9.23%	35,519	756	8.44%
Bay View Funding factored receivables	77,755	4,001	20.87%	71,789	3,696	20.43%
Purchased residential mortgages	487,780	3,857	3.21%	485,149	3,842	3.14%
Purchased CRE loans	7,119	120	6.84%	7,307	80	4.34%
Loan fair value mark / accretion	(4,360)	522	0.08%	(4,774)	382	0.06%
Total loans (includes loans held-for-sale)	$3,277,525	$44,112	5.46%	$3,250,556	$42,501	5.19%
Purchased commercial real estate ("CRE") loans

The average yield on the total loan portfolio increased to 5.46% for the first quarter of 2023, compared to 5.19% for the fourth quarter of 2022, primarily due to increases in the prime rate, and an increase in the accretion of the loan purchase discount into interest income from acquired loans.

In aggregate, the remaining net purchase discount on total loans acquired was $4.1 million at March 31, 2023.

The following table presents the average balance of deposits and interest-bearing liabilities, interest expense, and the average rate for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	March 31, 2023			December 31, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Deposits:
Demand, noninterest-bearing	$1,667,260	$—	N/A	$1,851,003	$—	N/A

Demand, interest-bearing	1,217,731	1,476	0.49%	1,164,378	945	0.32%
Savings and money market	1,285,173	3,489	1.10%	1,424,964	1,694	0.47%
Time deposits - under $100	12,280	10	0.33%	12,157	7	0.23%
Time deposits - $100 and over	163,047	845	2.10%	120,246	268	0.88%
ICS/CDARS - interest-bearing demand, money market
and time deposits	70,461	81	0.47%	27,785	1	0.01%
Total interest-bearing deposits	2,748,692	5,901	0.87%	2,749,530	2,915	0.42%
Total deposits	4,415,952	5,901	0.54%	4,600,533	2,915	0.25%

Short-term borrowings	46,677	578	5.02%	24	—	—%
Subordinated debt, net of issuance costs	39,363	537	5.53%	39,326	538	5.43%
Total interest-bearing liabilities	2,834,732	7,016	1.00%	2,788,880	3,453	0.49%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	$4,501,992	$7,016	0.63%	$4,639,883	$3,453	0.30%

The average cost of total deposits increased to 0.54% for the first quarter of 2023, compared to 0.25% for the fourth quarter of 2022. The average cost of funds increased to 0.63% for the first quarter of 2023, compared to 0.30% for the fourth quarter of 2022. The average cost of deposits was 0.10% and the average cost of funds was 0.14% for the first quarter of 2022.

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

During the first quarter of 2023, there was a provision for credit losses on loans of $32,000, compared to a ($567,000) recapture of provision for credit losses on loans for the first quarter of 2022. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	March 31,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,743	$612	$1,131	185%
Increase in cash surrender value of life insurance	493	480	13	3%
Servicing income	131	106	25	24%
Gain on sales of SBA loans	76	156	(80)	(51)%
Termination fees	11	—	11	N/A
Gain on warrants	—	637	(637)	(100)%
Other	312	469	(157)	(33)%
Total	$2,766	$2,460	$306	12%

Total noninterest income increased 12% to $2.8 million for the first quarter of 2023, compared to $2.5 million for the first quarter of 2022, primarily due to higher service charges and fees on deposit accounts.

A portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the first quarter of 2023, SBA loan sales resulted in a $76,000 gain, compared to a $156,000 gain on sales of SBA loans for the first quarter of 2022.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	March 31,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$14,809	$13,821	$988	7%
Occupancy and equipment	2,400	2,437	(37)	(2)%
Insurance expense	1,520	1,043	477	46%
Professional fees	1,399	1,080	319	30%
Amortization of intangible assets	602	659	(57)	(9)%
Data processing	774	651	123	19%
Other	3,897	3,561	336	9%
Total noninterest expense	$25,401	$23,252	$2,149	9%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended March 31,
		Percent of		Percent of
	2023	Total	2022	Total

	(Dollars in thousands)
Salaries and employee benefits	$14,809	58%	$13,821	59%
Occupancy and equipment	2,400	10%	2,437	11%
Insurance expense	1,520	6%	1,043	4%
Professional fees	1,399	6%	1,080	5%
Amortization of intangible assets	602	2%	659	3%
Data processing	774	3%	651	3%
Other	3,897	15%	3,561	15%
Total noninterest expense	$25,401	100%	$23,252	100%

Total noninterest expense for the first quarter of 2023 increased to $25.4 million, compared to $23.3 million for the first quarter of 2022, primarily due to higher payroll taxes and employee benefits, higher professional fees, and higher insurance and information technology related expenses included in other noninterest expense during the first quarter of 2023.

Full time equivalent employees was 339 at March 31, 2023, compared to 325 at March 31, 2022, and 340 and at December 31, 2022.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Effective income tax rate	28.9%	28.5%

The Company’s Federal and state income tax expense for the first quarter of 2023 was $7.7 million, compared to $5.1 million for the first quarter of 2022.

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

The Company had net deferred tax assets of $29.8 million at March 31, 2023, $28.1 million at March 31, 2022, and $32.2 million at December 31, 2022. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2023, March 31, 2022, and December 31, 2022 will be fully realized in future years.

FINANCIAL CONDITION

At March 31, 2023, total assets increased 2% to $5.537 billion, compared to $5.427 billion at March 31, 2022, and increased 7% from $5.158 billion at December 31, 2022.

Securities available-for-sale, at fair value, were $491.8 million at March 31, 2023, an increase of 342% from $111.2 million at March 31, 2022, and remained relatively flat from $489.6 million at December 31, 2022. Securities held-to-maturity, at amortized cost, were $698.2 million at March 31, 2023, a decrease of (5%) from $736.8 million at March 31, 2022, and a decrease of (2%) from $715.0 million at December 31, 2022.

Loans, excluding loans held-for-sale, increased $237.9 million, or 8%, to $3.262 billion at March 31, 2023, compared to $3.024 billion at March 31, 2022, and decreased ($36.6) million, or (1%), from $3.299 billion at December 31, 2022. Loans, excluding loans held-for-sale, PPP loans and residential mortgages, increased $136.5 million, or 5%, to $2.733 billion at March 31, 2023, compared to $2.596 billion at March 31, 2022, and decreased ($26.8) million, or (1%), from $2.760 billion at December 31, 2022.

Total deposits decreased ($245.4) million, or (5%), to $4.445 billion at March 31, 2023, compared to $4.690 billion at March 31, 2022, and increased $54.9 million, or 1%, from $4.390 billion at December 31, 2022.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$422,903	$21,564	$418,474
Agency mortgage-backed securities	68,848	89,653	71,122
Total	$491,751	$111,217	$489,596
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$663,481	$696,161	$677,381
Municipals — exempt from Federal tax	34,764	40,701	37,623
Total	$698,245	$736,862	$715,004

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2023:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$65,614	3.67%	$357,289	2.94%	$—	—%	$—	—%	$422,903	3.05%
Agency mortgage-backed securities	99	2.31%	55,211	2.50%	13,538	2.64%	—	—%	68,848	2.53%
Total	$65,713	3.67%	$412,500	2.88%	$13,538	2.64%	$—	—%	$491,751	2.98%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—%	$68,333	2.19%	$512,143	1.79%	$83,005	3.05%	$663,481	1.99%
Municipals — exempt from Federal tax (1)	14,828	3.69%	4,029	3.15%	15,907	3.50%	—	—%	34,764	3.54%
Total	$14,828	3.69%	$72,362	2.24%	$528,050	1.84%	$83,005	3.05%	$698,245	2.06%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The following table shows the pre-tax unrealized (loss) gain on securities available-for-sale and securities held-to-maturity and the allowance for credit losses for the periods indicated:

	March 31,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized (loss):
U.S. Treasury	$(7,510)	$(93)	$(10,323)
Agency mortgage-backed securities	(4,969)	(1,406)	(5,794)
Total	$(12,479)	$(1,499)	$(16,117)
Securities held-to-maturity pre-tax unrealized (loss) gain:
Agency mortgage-backed securities	$(89,962)	$(46,226)	$(99,742)
Municipals — exempt from Federal tax	(297)	148	(810)
Total	$(90,259)	$(46,078)	$(100,552)

Allowance for credit losses on municipal securities	$(14)	$(39)	$(14)

The pre-tax unrealized loss on securities available-for-sale was ($12.5) million, or ($8.9) million net of taxes, which was 1% of total shareholders’ equity at March 31, 2023. The pre-tax unrealized loss on securities held-to-maturity at March 31, 2023 was ($90.3) million, or ($64.5) million net of taxes, which was 10% of total shareholders’ equity at March 31, 2023. The unrealized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at March 31, 2023 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

The average life of the total securities available-for-sale portfolio was 1.88 years and the modified duration was 1.76 years at March 31, 2023. The average life of the total securities held-to-maturity portfolio was 6.95 years and the modified duration was 5.70 years at March 31, 2023. The average life of the total investment securities portfolio was 4.82 years and the modified duration was 4.04 years at March 31, 2023.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 59% of total assets at March 31, 2023, represented 56% at March 31, 2022 and 64% at December 31, 2022. The loan to deposit ratio was 73.39% at March 31, 2023, compared to 64.48% at March 31, 2022, and 75.14% at December 31, 2022.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2023		March 31, 2022		December 31, 2022
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$506,037	16%	$568,053	19%	$532,749	16%
PPP loans (1)	565	0%	37,393	1%	1,166	0%
Real estate:
CRE - owner occupied	603,298	18%	597,542	20%	614,663	19%
CRE - non-owner occupied	1,083,852	33%	928,220	31%	1,066,368	32%
Land and construction	166,408	5%	153,323	5%	163,577	5%
Home equity	124,481	4%	111,609	3%	120,724	4%
Multifamily	231,242	7%	221,767	7%	244,882	7%
Residential mortgages	528,639	16%	391,171	13%	537,905	16%
Consumer and other	17,905	1%	17,110	1%	17,033	1%
Total Loans	3,262,427	100%	3,026,188	100%	3,299,067	100%
Deferred loan fees, net	(512)	—	(2,124)	—	(517)	—
Loans, net of deferred fees	3,261,915	100%	3,024,064	100%	3,298,550	100%
Allowance for credit losses on loans	(47,273)		(42,788)		(47,512)
Loans, net	$3,214,642		$2,981,276		$3,251,038
(1)	Less than 1% at March 31, 2023 and December 31, 2022.

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 83% of its gross loans were secured by real property at both March 31, 2023 and December 31, 2022, compared to 79% at March 31, 2022. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the three months ended March 31, 2023 and 2022, loans were sold resulting in a gain on sales of SBA loans of $76,000 and $156,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 39 days for the first three months of 2023, compared to 38 days for the first three months of 2022. The balance of the purchased receivables was $69.4 million at March 31, 2023, compared to $61.2 million at March 31, 2022, and $79.3 million at December 31, 2022.

The commercial loan portfolio, excluding PPP loans, decreased ($62.0) million, or (11%), to $506.0 million at March 31, 2023, from $568.1 million at March 31, 2022, and decreased ($26.7) million, or (5%), from $532.7 million at December 31, 2022. Commercial and industrial (“C&I”) line usage was 31% at both March 31, 2023 and March 31, 2022, compared to 29% at December 31, 2022. In addition, the Company had $565,000 in PPP loans at March 31, 2023, compared to $37.4 million at March 31, 2022, and $1.2 million at December 31, 2022.

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

The CRE owner-occupied loan portfolio increased $5.8 million, or 1%, to $603.3 million at March 31, 2023, from $597.5 million at March 31, 2022, and decreased ($11.4) million, or (2%), from $614.7 million at December 31, 2022. CRE non-owner occupied loans increased $155.6 million, or 17%, to $1.084 billion at March 31, 2023, compared to $928.2 million at March 31, 2022, and increased $17.5 million, or 2%, from $1.066 billion at December 31, 2022. At March 31, 2023, 36% of the CRE loan portfolio was secured by owner-occupied real estate, compared to 39% at March 31, 2022, and 37% at December 31, 2022.

The average loan size for all CRE loans was $1.6 million, and the average loan size for office CRE loans was also $1.6 million. The Company has personal guaranties on 90% of its CRE portfolio, while 10% are unguaranteed. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations. Office exposure in the CRE portfolio totaled $383 million, including 30 loans totaling approximately $70 million, in San Jose, 19 loans totaling approximately $28 million, in San Francisco, and 5 loans totaling approximately $10 million, in Oakland, at March 31, 2023. Of the $383 million of CRE loans with office exposure, approximately $29 million, or 8%, are situated in the Bay Area downtown business districts of San Jose and San Francisco, with an average loan size of $2.2 million.

At March 31, 2023, the weighted average loan-to-value and debt-service coverage for the entire non-owner occupied office portfolio were 43.2% and 2.09 times, respectively. For the ten non-owner occupied office loans in the City of San Francisco at March 31, 2023, the weighted average loan-to-value and debt-service coverage were 28.5% and 3.41 times, respectively. The average vacancy level for the San Francisco CRE loans was 5.8%, of which the vast majority are single-tenant small spaces in office buildings situated outside of downtown.

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $13.1 million, or 9%, to $166.4 million at March 31, 2023, compared to $153.3 million at March 31, 2022, and increased $2.8 million, or 2%, from $163.6 million at December 31, 2022.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $12.9 million, or 12%, to $124.5 million at March 31, 2023, compared to $111.6 million at March 31, 2022, and increased $3.8 million, or 3%, from $120.7 million at December 31, 2022.

Multifamily loans increased $9.5 million, or 4%, to $231.2 million, at March 31, 2023, compared to $221.7 million at March 31, 2022, and decreased ($13.7) million, or (6%), from $244.9 million at December 31, 2022.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans increased $137.5 million, or 35%, to $528.6 million at March 31, 2023, compared to $391.2 million at March 31, 2022, and decreased ($9.3) million, or (2%) from $537.9 million at December 31, 2022.

During the year ended December 31, 2022, the Company purchased single family residential mortgage loans totaling $185.4 million, tied to homes all located in California, with average principal balances of approximately $950,000.

Consumer and other loans increased $795,000, or 5%, to $17.9 million at March 31, 2023, compared to $17.1 million at March 31, 2022, and increased $872,000, or 5% from $17.0 million at December 31, 2022.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $106.5 million and $177.5 million at March 31, 2023, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of March 31, 2023. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2023, approximately 31% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$266,900	$185,827	$53,875	$506,602
Real estate:
CRE - owner occupied	29,242	132,816	441,240	603,298
CRE - non-owner occupied	17,795	300,601	765,456	1,083,852
Land and construction	140,067	17,871	8,470	166,408
Home equity	3,201	36,457	84,823	124,481
Multifamily	3,836	88,445	138,961	231,242
Residential mortgages	1,852	20,656	506,131	528,639
Consumer and other	11,965	4,407	1,533	17,905
Loans	$474,858	$787,080	$2,000,489	$3,262,427

Loans with variable interest rates	$409,059	$286,346	$312,341	$1,007,746
Loans with fixed interest rates	65,799	500,734	1,688,148	2,254,681
Loans	$474,858	$787,080	$2,000,489	$3,262,427

Loan Servicing

As of March 31, 2023 and 2022, $61.7 million and $69.3 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Beginning of period balance	$549	$655
Additions	18	38
Amortization	(45)	(87)
End of period balance	$522	$606

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2023 and 2022, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in thousands)
Beginning of period balance	$152	$221
Unrealized holding loss	(7)	(13)
End of period balance	$145	$208

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $21.1 million and $17.1 million at March 31, 2023 and December 31, 2022, respectively, of which $410,000 and $479,000 were on nonaccrual. At March 31, 2023, there were also $371,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2022, there were also $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$781	$3,303	$740
Restructured and loans 90 days past due and
still accruing	1,459	527	1,685
Total nonperforming loans	2,240	3,830	2,425
Foreclosed assets	—	—	—
Total nonperforming assets	$2,240	$3,830	$2,425

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.07%	0.13%	0.07%
Nonperforming assets as a percentage of total assets	0.04%	0.07%	0.05%

Nonperforming assets were $2.2 million, or 0.04% of total assets, at March 31, 2023, compared to $3.8 million, or 0.07% of total assets, at March 31, 2022, and $2.4 million, or 0.05% of total assets, at December 31, 2022.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	March 31, 2023
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$291	$394	$123	$808
Real estate:
CRE - Owner Occupied	—	—	1,336	1,336
Home equity	96	—	—	96
Total	$387	$394	$1,459	$2,240

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $394,000 and $324,000 at March 31, 2023 and December 31, 2022, respectively.

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

Classified loans decreased to $26.8 million, or 0.48% of total assets, at March 31, 2023, compared to $30.6 million, or 0.56% of total assets, at March 31, 2022, and $14.5 million, or 0.28% of total assets at December 31, 2022.

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

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the value of underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or on other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $565,000 of PPP loans at March 31, 2023, $37.4 million at March 31, 2022, and $1.2 million at December 31, 2022. No allowance for credit losses has been recorded for PPP loans as they are fully guaranteed by the SBA at March 31, 2023, March 31, 2022, and December 31, 2022.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(134)	—	—	—	(246)	—	—	—	(380)
Recoveries	80	4	—	—	25	—	—	—	109
Net (charge-offs) recoveries	(54)	4	—	—	(221)	—	—	—	(271)
Provision for (recapture of) credit losses on loans	(29)	(302)	542	235	243	1,026	(1,711)	28	32
End of period balance	$6,534	$5,453	$22,677	$3,176	$688	$4,392	$4,196	$157	$47,273

	Three Months Ended March 31, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(16)	—	—	—	—	—	—	—	(16)
Recoveries	54	3	—	—	24	—	—	—	81
Net recoveries	38	3	—	—	24	—	—	—	65
Provision for (recapture of) credit losses on loans	(1,651)	(1,560)	2,288	175	(166)	(252)	625	(26)	(567)
End of period balance	$6,801	$6,397	$19,413	$2,006	$722	$2,544	$4,757	$148	$42,788

The decrease in the allowance for credit losses on loans to $47.3 million March 31, 2023, compared to $47.5 million December 31, 2022, was primarily attributed to a net decrease of $343,000 in the reserve for pooled loans, driven by a decrease in the loan portfolio, partially offset by a $104,000 increase in specific reserves for individually evaluated loans.

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

	March 31,
	2023		2022		December 31, 2022
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$6,534	16%	$6,801	20%	$6,617	16%
Real estate:
CRE - owner occupied	5,453	18%	6,397	20%	5,751	19%
CRE - non-owner occupied	22,677	33%	19,413	31%	22,135	32%
Land and construction	3,176	5%	2,006	5%	2,941	5%
Home equity	688	4%	722	3%	666	4%
Multifamily	4,392	7%	2,544	7%	3,366	7%
Residential mortgages	4,196	16%	4,757	13%	5,907	16%
Consumer and other	157	1%	148	1%	129	1%
Total	$47,273	100%	$42,788	100%	$47,512	100%

The ACLL totaled $47.3 million, or 1.45% of total loans at March 31, 2023, compared to $42.8 million, or 1.41% of total loans at March 31, 2022, and $47.5 million, or 1.44% of total loans at December 31, 2022. The ACLL was 2,110% of nonperforming loans at March 31, 2023, compared to 1,117% of nonperforming loans at March 31, 2022, and 1,959% of nonperforming loans at December 31, 2022. The Company had net charge-offs of $271,000, or 0.03% of average loans, for the first quarter of 2023, compared to net recoveries of ($65,000) or (0.01%) of average loans, for the first quarter of 2022, and net recoveries of ($83,000), or (0.01%) of average loans for the fourth quarter of 2022. The total ACLL is sensitive to the forecasted economic factors management has selected in the calculation of the allowance, among other assumptions and inputs including qualitative factors. A forecast of a decline in California GDP, an increase in California unemployment rate, and declining California home and commercial real estate prices would result in an increase in the ACLL.

The following table shows the drivers of change in ACLL under CECL for first quarter of 2023:

(Dollars in thousands)
ACLL at December 31, 2022	$47,512
Portfolio changes during the first quarter of 2023	(160)
Qualitative and quantitative changes during the first
quarter of 2023 including changes in economic forecasts	(79)
ACLL at March 31, 2023	$47,273

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $32.1 million on its consolidated statement of financial condition at March 31, 2023, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2023		March 31, 2022		December 31, 2022
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,469,081	33%	$1,811,943	38%	$1,736,722	40%
Demand, interest-bearing	1,196,789	27%	1,268,942	27%	1,196,427	27%
Savings and money market	1,264,567	28%	1,447,434	31%	1,285,444	29%
Time deposits — under $250	37,884	1%	38,417	1%	32,445	1%
Time deposits — $250 and over	172,070	4%	93,161	2%	108,192	2%
ICS/CDARS — interest-bearing demand,
money market and time deposits	304,147	7%	30,008	1%	30,374	1%
Total deposits	$4,444,538	100%	$4,689,905	100%	$4,389,604	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at March 31, 2023, March 31, 2022, and December 31, 2022.

Total deposits decreased ($245.4) million, or (5%), to $4.445 billion at March 31, 2023, compared to $4.690 billion at March 31, 2022, and increased $54.9 million, or 1%, from $4.390 billion at December 31, 2022. Noninterest-bearing demand deposits decreased ($342.9) million, or (19%), to $1.469 billion at March 31, 2023, compared to $1.812 billion at March 31, 2022, and decreased ($267.6) million, or (15%), from $1.737 billion at December 31, 2022. Noninterest-bearing deposits shifted during the quarter to the Bank’s interest-bearing deposits, primarily due to the acceleration of recent rate hikes by the Federal Reserve Bank, prompting customers to seek higher yields. ICS/CDARS deposits increased $274.1 million, or 914%, to $304.1 million at March 31, 2023, compared to $30.0 million at March 31, 2022, and increased $273.7 million, or 901%, from $30.4 million at December 31, 2022, primarily due to bringing $128.0 million of off-balance sheet relationship-based client deposits onto the balance sheet, and an increase in client deposits during the first quarter of 2023.

Uninsured deposits represented approximately 57% of total deposits at March 31, 2023. The Company had 24,103 deposit accounts at March 31, 2023, with an average balance of $184,000. Deposits from the top 100 client relationships totaled $2.201 billion, representing 50% of total deposits, with an average account size of $445,000, representing 21% of the total number of accounts at March 31, 2023.

At March 31, 2023, the $304.1 million ICS/CDARS deposits comprised $241.3 million of interest-bearing demand deposits, $58.3 million of money market accounts and $4.5 million of time deposits. At March 31, 2022, the $30.0 million ICS/CDARS deposits comprised $22.9 million of interest-bearing demand deposits, $1.5 million of money market accounts and $5.6 million of time deposits. At December 31, 2022, the $30.4 million CDARS deposits comprised $26.0 million of interest-bearing demand deposits, $1.1 million of money market accounts and $3.3 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of March 31, 2023:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$51,402	41%
Over three months through six months	15,550	12%
Over six months through twelve months	54,643	43%
Over twelve months	4,225	4%
Total	$125,820	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Return on average assets	1.47%	0.96%
Return on average tangible assets	1.52%	0.99%
Return on average equity	12.03%	8.71%
Return on average tangible common equity	16.71%	12.47%
Average equity to average assets ratio	12.18%	11.01%

Liquidity, Asset/Liability Management and Available Lines of Credit

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 73.39% at March 31, 2023, compared to 64.48% at March 31, 2022, and 75.14% at December 31, 2022.

The Company’s total liquidity and borrowing capacity was $3.073 billion, of which $2.773 billion was remaining available at March 31, 2023. The remaining available liquidity and borrowing capacity of $2.773 billion was 62% of total deposits and approximately 110% of estimated uninsured deposits of $2.532 billion at March 31, 2023. During the first quarter of 2023, the Bank increased its credit line availability from the FRB and the FHLB from $839.5 million at December 31, 2022 to $2.022 billion at March 31, 2023.

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had $653.0 million of loans and $377.5 million of securities pledged to the FHLB as collateral on an available line of credit of $789.9 million at March 31, 2023, of which $150 million was outstanding. The Bank repaid in full the $150.0 million outstanding on April 20, 2023. HBC had no overnight borrowings from the FHLB at March 31, 2022, and December 31, 2022.

HBC can also borrow from the FRB’s discount window. HBC had $1.622 billion of loans and securities pledged to the FRB as collateral on an available line of credit of $1.232 billion at March 31, 2023, of which $150.0 million was outstanding. The Bank repaid in full the $150.0 million outstanding on April 20, 2023. There were no outstanding balances at March 31, 2022 and December 31, 2022.

At March 31, 2023, HBC had Federal funds purchased arrangements available of $80.0 million. There were no Federal funds purchased outstanding at March 31, 2023, March 31, 2022, and December 31, 2022.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at March 31, 2023, March 31, 2022, and December 31, 2022.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at March 31, 2023, March 31, 2022, and December 31, 2022.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $613,000, totaled $39.4 million at March 31, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40.0 million of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$485,738	$438,203	$475,609
Additional Tier 1 capital	—	—	—
Tier 1 Capital	485,738	438,203	475,609
Tier 2 Capital	81,824	75,069	79,201
Total Capital	$567,562	$513,272	$554,810

Risk-weighted assets	$3,710,037	$3,525,741	$3,747,246
Average assets for capital purposes	$5,069,944	$5,256,141	$5,196,294

Capital ratios:
Total Capital	15.3%	14.6%	14.8%
Tier 1 Capital	13.1%	12.4%	12.7%
Common equity Tier 1 Capital	13.1%	12.4%	12.7%
Tier 1 Leverage(1)	9.6%	8.3%	9.2%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$502,735	$456,267	$492,725
Additional Tier 1 capital		—	—
Tier 1 Capital	502,735	456,267	492,725
Tier 2 Capital	42,437	35,082	39,851
Total Capital	$545,172	$491,349	$532,576

Risk-weighted assets	$3,712,417	$3,524,365	$3,745,725
Average assets for capital purposes	$5,068,039	$5,254,169	$5,194,802

Capital ratios:
Total Capital	14.7%	13.9%	14.2%
Tier 1 Capital	13.5%	12.9%	13.2%
Common Equity Tier 1 Capital	13.5%	12.9%	13.2%
Tier 1 Leverage(1)	9.9%	8.7%	9.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

The Basel III capital rules introduced a “capital conservation buffer,” for banking organizations to maintain a common equity Tier 1 ratio more than 2.5% above these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

At March 31, 2023, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2023, March 31, 2022, and December 31, 2022, the Company and HBC met all capital adequacy guidelines to which they were subject.

At March 31, 2023, the Company had total shareholders’ equity of $647.2 million, compared to $601.1 million at March 31, 2022, and $632.5 million at December 31, 2022. At March 31, 2023, total shareholders’ equity included $504.1 million in common stock, $157.4 million in retained earnings, and ($14.3) million of accumulated other comprehensive loss. The book value per share was $10.62 at March 31, 2023, compared to $9.95 at March 31, 2022, and $10.39 at December 31, 2022. The tangible book value per share was $7.70 at March 31, 2023, compared to $6.96 at March 31, 2022, and $7.46 at December 31, 2022.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	March 31,	December 31,	March 31,
Accumulated Other Comprehensive Loss	2023	2022	2022

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(8,924)	$(11,506)	$(1,127)
Split dollar insurance contracts liability	(3,139)	(3,091)	(5,491)
Supplemental executive retirement plan liability	(2,361)	(2,371)	(7,588)
Unrealized gain on interest-only strip from SBA loans	107	112	152
Total accumulated other comprehensive loss	$(14,317)	$(16,856)	$(14,054)

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

The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds’ portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels). Critical assumptions in the Company’s interest rate risk model, like deposit beta assumptions, are reviewed and updated regularly to reflect current market conditions.  The deposit beta assumptions were reviewed and increased as of March 31, 2023 for the upward shock scenarios.

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from an instantaneous shift in interest rates from the base rate as of March 31, 2023:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$14,603	7.1%
+300	$10,917	5.3%
+200	$7,254	3.5%
+100	$3,618	1.8%
0	—	—
−100	$(6,667)	(3.2)%
−200	$(19,823)	(9.6)%
−300	$(35,220)	(17.1)%
−400	$(50,409)	(24.4)%

(1)	Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at March 31, 2023, the period covered by this report on Form 10-Q.

During the three months ended March 31, 2023, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A—RISK FACTORS

The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A. Risk Factors, on pages 26-50, of our 2022 Annual Report on Form 10-K. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on the Company’s operations and/or stock price.

The recent high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness in the financial services industry. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation (“FDIC”) have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in the banking system.

In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Rising interest rates have decreased the value of a portion of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the fair value of our securities classified as available-for-sale has declined, resulting in unrealized losses embedded in accumulated other comprehensive loss as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses.

The loss of our deposit clients or substantial reduction of our deposit balances could force us to fund our business with more expensive and less stable funding sources.

As of March 31, 2023, deposits from our top 100 client relationships accounted for, in the aggregate, 50% of our total deposits. The deposits not insured by the FDIC (approximately $2.537 billion of uninsured deposits, or 57%, of our total deposits of $4.445 billion at March 31, 2023) could present a heightened risk of withdrawal, if such depositors materially decreased the volume of those deposits and it could reduce our liquidity. We have traditionally obtained funds through deposits for use in lending and investment activities. The interest rates stated for borrowings typically exceed the interest rates paid on deposits. Deposit outflows can occur for a number of reasons, including; clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security during prolonged periods of volatile and unstable market conditions. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, results of operations and financial condition.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: May 5, 2023	/s/ Robertson clay jones
Robertson Clay Jones
Chief Executive Officer

Date: May 5, 2023	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer