Form 10-Q
period 2023-06-30
HERITAGE COMMERCE CORP
filed 2023-08-07
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

The Registrant had 61,091,155 shares of Common Stock outstanding on August 1, 2023.

HERITAGE COMMERCE CORP

QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements include statements relating to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition.

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the information set forth in Item 1A (Risk Factors) of this report, and including, but not limited to the following:

●	factors that affect our liquidity and our ability to meet customer demands for deposit withdrawals, including our cash on hand and the availability of funds from our lines of credit, and media items and consumer confidence as those factors affect depositors’ confidence in the banking system generally and our bank in particular;
●	factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;
●	the effect of our measures to assure adequate liquidity of deposits as those measures affect profitability, including increasing interest rates on deposits as a component of our interest expense;
●	geopolitical and domestic political developments that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and other factors that affect market interest rates generally;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in the portfolio or in the secondary market;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;

●	conditions relating to the impact of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	our ability to compete effectively with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related vacancy rates, and asset and market prices;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic terrorism;
●	risks resulting from social unrest and protests;
●	risks of natural disasters (including earthquakes, fires, and flooding) and other events beyond our control; and
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Assets
Cash and due from banks	$42,551	$27,595
Other investments and interest-bearing deposits in other financial institutions	468,951	279,008
Total cash and cash equivalents	511,502	306,603
Securities available-for-sale, at fair value	486,058	489,596
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $13 at June 30, 2023 and $14 at
December 31, 2022 (fair value of $585,771 at June 30, 2023 and $614,452 at December 31, 2022)	682,095	714,990
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	3,136	2,456
Loans, net of deferred fees	3,288,784	3,298,550
Allowance for credit losses on loans	(47,803)	(47,512)
Loans, net	3,240,981	3,251,038
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,531	32,522
Company-owned life insurance	79,940	78,945
Premises and equipment, net	9,197	9,301
Goodwill	167,631	167,631
Other intangible assets	9,830	11,033
Accrued interest receivable and other assets	88,936	93,465
Total assets	$5,311,837	$5,157,580

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,319,844	$1,736,722
Demand, interest-bearing	1,064,638	1,196,427
Savings and money market	1,075,835	1,285,444
Time deposits - under $250	44,520	32,445
Time deposits - $250 and over	171,852	108,192
ICS/CDARS - interest-bearing demand, money market and time deposits	824,083	30,374
Total deposits	4,500,772	4,389,604
Subordinated debt, net of issuance costs	39,425	39,350
Accrued interest payable and other liabilities	117,970	96,170
Total liabilities	4,658,167	4,525,124

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at June 30, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,091,155 shares issued and outstanding at June 30, 2023 and
60,852,723 shares issued and outstanding at December 31, 2022	505,075	502,923
Retained earnings	165,853	146,389
Accumulated other comprehensive loss	(17,258)	(16,856)
Total shareholders' equity	653,670	632,456
Total liabilities and shareholders' equity	$5,311,837	$5,157,580

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$44,028	$36,538	$88,140	$71,639
Securities, taxable	6,982	4,407	14,038	7,851
Securities, exempt from Federal tax	239	271	486	568
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	7,092	2,340	11,951	3,404
Total interest income	58,341	43,556	114,615	83,462

Interest expense:
Deposits	10,723	1,146	16,624	2,260
Short-term borrowings	787	—	1,365	—
Subordinated debt	538	531	1,075	1,102
Total interest expense	12,048	1,677	19,064	3,362

Net interest income before provision for credit losses on loans	46,293	41,879	95,551	80,100
Provision for (recapture of) credit losses on loans	260	(181)	292	(748)
Net interest income after provision for credit losses on loans	46,033	42,060	95,259	80,848

Noninterest income:
Service charges and fees on deposit accounts	901	867	2,644	1,479
Increase in cash surrender value of life insurance	502	480	995	960
Gain on sales of SBA loans	199	27	275	183
Servicing income	104	139	235	245
Termination fees	—	45	11	45
Gain on proceeds from company owned life insurance	—	27	—	27
Gain on warrants	—	—	—	637
Other	368	513	680	982
Total noninterest income	2,074	2,098	4,840	4,558

Noninterest expense:
Salaries and employee benefits	13,987	13,476	28,796	27,297
Occupancy and equipment	2,422	2,277	4,822	4,714
Professional fees	1,149	1,291	2,548	2,371
Other	7,433	6,146	14,226	12,060
Total noninterest expense	24,991	23,190	50,392	46,442
Income before income taxes	23,116	20,968	49,707	38,964
Income tax expense	6,713	6,147	14,387	11,277
Net income	$16,403	$14,821	$35,320	$27,687

Earnings per common share:
Basic	$0.27	0.24	$0.58	$0.46
Diluted	$0.27	0.24	$0.58	$0.45

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Net income	$16,403	$14,821	$35,320	$27,687
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale
securities and I/O strips	(4,089)	(2,724)	(458)	(7,129)
Deferred income taxes	1,187	790	133	2,067
Change in unrealized gains (losses) on securities and I/O strips, net of
deferred income taxes	(2,902)	(1,934)	(325)	(5,062)

Change in net pension and other benefit plan liability adjustment	(35)	103	(69)	207
Deferred income taxes	(4)	(33)	(8)	(67)
Change in pension and other benefit plan liability, net of
deferred income taxes	(39)	70	(77)	140
Other comprehensive income (loss)	(2,941)	(1,864)	(402)	(4,922)

Total comprehensive income	$13,462	$12,957	$34,918	$22,765

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2022	60,339,837	$497,695	$111,329	$(10,996)	$598,028
Net income	—	—	12,866	—	12,866
Other comprehensive loss	—	—	—	(3,058)	(3,058)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	518	—	—	518
Cash dividend declared $0.13 per share	—	—	(7,848)	—	(7,848)
Stock option expense, net of forfeitures and taxes	—	149	—	—	149
Stock options exercised	68,009	401	—	—	401
Balance March 31, 2022	60,407,846	498,763	116,347	(14,054)	601,056
Net income	—	—	14,821	—	14,821
Other comprehensive loss	—	—	—	(1,864)	(1,864)
Issuance (forfeitures) of restricted stock awards, net	189,305	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	477	—	—	477
Cash dividend declared $0.13 per share	—	—	(7,858)	—	(7,858)
Stock option expense, net of forfeitures and taxes	—	144	—	—	144
Stock options exercised	69,643	448	—	—	448
Balance June 30, 2022	60,666,794	$499,832	$123,310	$(15,918)	$607,224

Balance, January 1, 2023	60,852,723	502,923	146,389	(16,856)	632,456
Net income	—	—	18,917	—	18,917
Other comprehensive loss	—	—	—	2,539	2,539
Amortization of restricted stock awards,
net of forfeitures and taxes	—	382	—	—	382
Cash dividend declared $0.13 per share	—	—	(7,916)	—	(7,916)
Stock option expense, net of forfeitures and taxes	—	147		—	147
Stock options exercised	95,884	683		—	683
Balance March 31, 2023	60,948,607	504,135	157,390	(14,317)	647,208
Net income	—	—	16,403	—	16,403
Other comprehensive loss	—	—	—	(2,941)	(2,941)
Issuance (forfeitures) of restricted stock awards, net	65,446	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	376	—	—	376
Cash dividend declared $0.13 per share	—	—	(7,940)	—	(7,940)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	96	—	—	96
Stock option expense, net of forfeitures and taxes	—	154	—	—	154
Stock options exercised	77,102	314	—	—	314
Balance June 30, 2023	61,091,155	$505,075	$165,853	$(17,258)	$653,670

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,320	$27,687
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities	(2,542)	910
Gain on sale of SBA loans	(275)	(183)
Proceeds from sale of SBA loans originated for sale	3,897	2,452
SBA loans originated for sale	(4,303)	(2,663)
Provision for (recapture of) credit losses on loans	292	(748)
Increase in cash surrender value of life insurance	(995)	(960)
Depreciation and amortization	546	568
Amortization of other intangible assets	1,203	1,317
Stock option expense, net	301	293
RSUs and PRSUs expense	96	—
Amortization of restricted stock awards, net	758	995
Amortization of subordinated debt issuance costs	75	96
Gain on proceeds from company-owned life insurance	—	(27)
Effect of changes in:
Accrued interest receivable and other assets	744	1,954
Accrued interest payable and other liabilities	25,629	(5,159)
Net cash provided by operating activities	60,746	26,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(250,997)
Purchase of securities held-to-maturity	—	(119,447)
Maturities/paydowns/calls of securities available-for-sale	6,176	14,056
Maturities/paydowns/calls of securities held-to-maturity	32,354	53,201
Purchase of mortgage loans	—	(74,544)
Net change in loans	9,765	82,846
Changes in FHLB stock and other investments	(9)	(9)
Proceeds from redemption of company-owned life insurance	—	604
Purchase of premises and equipment	(442)	(522)
Net cash provided by (used in) investing activities	47,844	(294,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	111,168	(145,768)
Exercise of stock options	997	849
Payment of cash dividends	(15,856)	(15,706)
Redemption of subordinated debt	—	(40,000)
Issuance of subordinated debt, net of issuance costs	—	39,274
Net cash provided by (used in) financing activities	96,309	(161,351)
Net increase (decrease) in cash and cash equivalents	204,899	(429,631)
Cash and cash equivalents, beginning of period	306,603	1,306,216
Cash and cash equivalents, end of period	$511,502	$876,585

Supplemental disclosures of cash flow information:
Interest paid	$17,280	$3,321
Income taxes paid, net	$65	$12,153

Supplemental schedule of non-cash activity:
Recording of right to use assets in exchange for lease obligations	$541	$—
Transfer of loans held-for-sale to loan portfolio	$—	$480

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The results for the three months and six months ended June 30, 2023 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2023.

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

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. Unvested restricted stock units are not considered participating securities and as a result are not considered outstanding under the two class method of computing basic earnings per common share. There were 2,269,555 and 1,681,553 weighted average stock options outstanding for the three months and six months ended June 30, 2023, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 78,700 and 39,569 weighted average RSUs outstanding for the three months and six months ended June 30, 2023, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were 1,234,662 and 1,146,888 weighted average stock options outstanding for the three months and six months ended June 30, 2022, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share amounts)
Net income	$16,403	$14,821	$35,320	$27,687

Weighted average common shares outstanding
for basic earnings per common share	61,035,435	60,542,170	60,971,828	60,468,027
Dilutive potential common shares	230,624	426,984	270,349	477,684
Shares used in computing diluted
earnings per common share	61,266,059	60,969,154	61,242,177	60,945,711

Basic earnings per share	$0.27	$0.24	$0.58	$0.46
Diluted earnings per share	$0.27	$0.24	$0.58	$0.45

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2023 and 2022
	Unrealized
	Gains (Losses) on
	Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance April 1, 2023, net of taxes	$(8,817)	$(5,500)	$(14,317)
Other comprehensive income (loss) before reclassification,
net of taxes	(2,902)	(14)	(2,916)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(25)	(25)
Net current period other comprehensive income (loss),
net of taxes	(2,902)	(39)	(2,941)

Ending balance June 30, 2023, net of taxes	$(11,719)	$(5,539)	$(17,258)

Beginning balance April 1, 2022, net of taxes	$(975)	$(13,079)	$(14,054)
Other comprehensive income (loss) before reclassification,
net of taxes	(1,934)	(3)	(1,937)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	73	73
Net current period other comprehensive income (loss),
net of taxes	(1,934)	70	(1,864)

Ending balance June 30, 2022, net of taxes	$(2,909)	$(13,009)	$(15,918)

	Six Months Ended June 30, 2023 and 2022
	Unrealized
	Gains (Losses) on
	Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2023, net of taxes	$(11,394)	$(5,462)	$(16,856)
Other comprehensive loss before reclassification,
net of taxes	(325)	(28)	(353)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(49)	(49)
Net current period other comprehensive income (loss),
net of taxes	(325)	(77)	(402)

Ending balance June 30, 2023, net of taxes	$(11,719)	$(5,539)	$(17,258)

Beginning balance January 1, 2022, net of taxes	$2,153	$(13,149)	$(10,996)
Other comprehensive income (loss) before reclassification,
net of taxes	(5,062)	(6)	(5,068)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	146	146
Net current period other comprehensive income (loss),
net of taxes	(5,062)	140	(4,922)

Ending balance June 30, 2022, net of taxes	$(2,909)	$(13,009)	$(15,918)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2023	2022	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$48	$10
Prior service cost and actuarial losses (3)	(13)	(114)
	35	(104)	Other noninterest expense
	(10)	31	Income tax benefit
	25	(73)	Net of tax
Total reclassification from AOCI for the period	$25	$(73)

	Amounts Reclassified from
	AOCI
	Six Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2023	2022	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$95	$21
Prior service cost and actuarial losses (3)	(26)	(228)
	69	(207)	Other noninterest expense
	(20)	61	Income tax benefit
	49	(146)	Net of tax
Total reclassification from AOCI for the period	$49	$(146)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2023	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$432,049	$—	$(10,903)	$—	$421,146
Agency mortgage-backed securities	70,571	—	(5,659)	—	64,912
Total	$502,620	$—	$(16,562)	$—	$486,058

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
June 30, 2023	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$648,337	$187	$(95,472)	$553,052	$—
Municipals - exempt from Federal tax	33,771	1	(1,053)	32,719	(13)
Total	$682,108	$188	$(96,525)	$585,771	$(13)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2022	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$428,797	$—	$(10,323)	$—	$418,474
Agency mortgage-backed securities	76,916	—	(5,794)	—	71,122
Total	$505,713	$—	$(16,117)	$—	$489,596

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2022	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$677,381	$235	$(99,977)	$577,639	$—
Municipals - exempt from Federal tax	37,623	9	(819)	36,813	(14)
Total	$715,004	$244	$(100,796)	$614,452	$(14)

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows for the periods indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$219,581	$(4,273)	$201,565	$(6,630)	$421,146	$(10,903)
Agency mortgage-backed securities	3,323	(181)	61,589	(5,478)	64,912	(5,659)
Total	$222,904	$(4,454)	$263,154	$(12,108)	$486,058	$(16,562)

Securities held-to-maturity:
Agency mortgage-backed securities	$17,239	$(540)	$523,809	$(94,932)	$541,048	$(95,472)
Municipals — exempt from Federal tax	22,946	(672)	5,882	(381)	28,828	(1,053)
Total	$40,185	$(1,212)	$529,691	$(95,313)	$569,876	$(96,525)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$418,474	$(10,323)	$—	$—	$418,474	$(10,323)
Agency mortgage-backed securities	71,122	(5,794)	—	—	71,122	(5,794)
Total	$489,596	$(16,117)	$—	$—	$489,596	$(16,117)

Securities held-to-maturity:
Agency mortgage-backed securities	$136,264	$(12,866)	$429,257	$(87,111)	$565,521	$(99,977)
Municipals — exempt from Federal tax	31,007	(819)	—	—	31,007	(819)
Total	$167,271	$(13,685)	$429,257	$(87,111)	$596,528	$(100,796)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2023, the Company held 453 securities (173 available-for-sale and 280 held-to-maturity), of which 441 had fair value below amortized cost. The unrealized losses were due to higher interest rates in comparison to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be credit impaired at June 30, 2023.

The amortized cost and estimated fair values of securities as of June 30, 2023 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due 3 months or less	$19,943	$19,909
Due after three months through one year	173,446	170,289
Due after one through five years	238,660	230,948
Agency mortgage-backed securities	70,571	64,912
Total	$502,620	$486,058

	Held-to-maturity
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$555	$555
Due after three months through one year	400	399
Due after one through five years	7,219	7,067
Due after five through ten years	25,020	24,135
Due after ten years	577	563
Agency mortgage-backed securities	648,337	553,052
Total	$682,108	$585,771

Securities with amortized cost of $1,071,652,000 and $66,272,000 as of June 30, 2023 and December 31, 2022 were pledged to secure public deposits and for other purposes as required or permitted by law or contract. The increase in pledged securities at Jun 30, 2023 was due to an increase in securities pledged to secure our collateralized lines of credit with the FHLB and FRB.

The table below presents a roll-forward by major security type for the six months ended June 30, 2023 of the allowance for credit losses on debt securities held-to-maturity at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2023	$14
Provision for (recapture of) credit losses	(1)
Ending balance June 30, 2023	$13

For the six months ended June 30, 2023, the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio decreased ($1,000) to $13,000. The bond ratings for the Company’s municipal investment securities at June 30, 2023 were consistent with the ratings at December 31, 2022.

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

Management’s methodology for estimating the allowance balance consists of several key elements, which include pooling loans with similar characteristics into segments and using a discounted cash flow calculation to estimate losses. The discounted cash flow model inputs include loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. Management uses a four quarter forecast of each economic factor that is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the forecast period. The economic factors management has selected include the California unemployment rate, California gross domestic product, California home price index, and a national CRE value index. These factors are evaluated and updated as economic conditions change. Additionally, management uses qualitative adjustments to the discounted cash flow quantitative loss estimates in certain cases when management has determined an adjustment is necessary. These qualitative adjustments are applied by pooled loan segment and have been added for increased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation. Specific allowances on individually evaluated loans are combined to the allowance on pools of loans with similar risk characteristics to derive to total allowance for credit losses on loans.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $520,000 of Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans and $60,879,000 of Bay View Funding factored receivables at June 30, 2023, compared to $1,166,000 and $79,263,000, respectively, at December 31, 2022.

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

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$466,354	$533,915
Real estate:
CRE - owner occupied	608,031	614,663
CRE - non-owner occupied	1,147,313	1,066,368
Land and construction	162,816	163,577
Home equity	128,009	120,724
Multifamily	244,959	244,882
Residential mortgages	514,064	537,905
Consumer and other	17,635	17,033
Loans	3,289,181	3,299,067
Deferred loan fees, net	(397)	(517)
Loans, net of deferred fees	3,288,784	3,298,550
Allowance for credit losses on loans	(47,803)	(47,512)
Loans, net	$3,240,981	$3,251,038

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,534	$5,453	$22,677	$3,176	$688	$4,392	$4,196	$157	$47,273
Charge-offs	(24)	—	—	—	—	—	—	—	(24)
Recoveries	108	4	—	—	182	—	—	—	294
Net recoveries	84	4	—	—	182	—	—	—	270
Provision for (recapture of) credit losses on loans	(68)	6	846	(306)	(140)	(9)	(67)	(2)	260
End of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803

	Three Months Ended June 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,801	$6,397	$19,413	$2,006	$722	$2,544	$4,757	$148	$42,788
Charge-offs	(355)	—	—	—	—	—	—	—	(355)
Recoveries	79	4	—	—	31	—	—	3,124	3,238
Net (charge-offs) recoveries	(276)	4	—	—	31	—	—	3,124	2,883
Provision for (recapture of) credit losses on loans	77	(392)	2,061	492	(58)	280	475	(3,116)	(181)
End of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490

	Six Months Ended June 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(158)	—	—	—	(246)	—	—	—	(404)
Recoveries	188	8	—	—	207	—	—	—	403
Net (charge-offs) recoveries	30	8	—	—	(39)	—	—	—	(1)
Provision for (recapture of) credit losses on loans	(97)	(296)	1,388	(71)	103	1,017	(1,778)	26	292
End of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803

	Six Months Ended June 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(371)	—	—	—	—	—	—	—	(371)
Recoveries	133	7	—	—	55	—	—	3,124	3,319
Net (charge-offs) recoveries	(238)	7	—	—	55	—	—	3,124	2,948
Provision for (recapture of) credit losses on loans	(1,574)	(1,952)	4,349	667	(224)	28	1,100	(3,142)	(748)
End of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	June 30, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$—	$1,306	$2,172	$3,478
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Home equity	96	—	90	186
Residential mortgages	1,873	—	—	1,873
Total	$1,969	$1,306	$2,262	$5,537

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

The following tables present the aging of past due loans by class for the periods indicated:

	June 30, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$5,009	$1,829	$3,086	$9,924	$456,430	$466,354
Real estate:
CRE - Owner Occupied		—	—	—	608,031	608,031
CRE - Non-Owner Occupied	—	—		—	1,147,313	1,147,313
Land and construction	—	—	—	—	162,816	162,816
Home equity		—	186	186	127,823	128,009
Multifamily	—	—	—	—	244,959	244,959
Residential mortgages		1,297	1,873	3,170	510,894	514,064
Consumer and other	—	—	—	—	17,635	17,635
Total	$5,009	$3,126	$5,145	$13,280	$3,275,901	$3,289,181

	December 31, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,236	$2,519	$703	$10,458	$523,457	$533,915
Real estate:
CRE - Owner Occupied	252	—	—	252	614,411	614,663
CRE - Non-Owner Occupied	—	—	1,336	1,336	1,065,032	1,066,368
Land and construction	—	—	—	—	163,577	163,577
Home equity	—	98	—	98	120,626	120,724
Multifamily	—	—	—	—	244,882	244,882
Residential mortgages	4,202	720	—	4,922	532,983	537,905
Consumer and other	—	—	—	—	17,033	17,033
Total	$11,690	$3,337	$2,039	$17,066	$3,282,001	$3,299,067

Past due loans 30 days or greater totaled $13,280,000 and $17,066,000 at June 30, 2023 and December 31, 2022, respectively, of which $2,928,000 and $479,000 were on nonaccrual, at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, there were also $347,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2022, there were also $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of June 30, 2023 and December 31, 2022.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at June 30, 2023 and December 31, 2022. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at June 30, 2023 and December 31, 2022. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
	Term Loans Amortized Cost Basis by Originated Period as of June 30, 2023						Loans
						2018 and	Amortized
	6/30/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	Prior	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$92,038	$30,515	$27,889	$17,496	$15,062	$14,498	$242,625	$440,123
Special Mention	2,020	1,340	508	—	821	8,525	3,201	16,415
Substandard	4	—	571	—	166	5,599	2,170	8,510
Substandard-Nonaccrual	—	—	224	—	270	421	391	1,306
Total	94,062	31,855	29,192	17,496	16,319	29,043	248,387	466,354

CRE - Owner Occupied:
Pass	17,849	86,777	118,396	73,915	58,862	231,378	11,706	598,883
Special Mention	625	1,581	271	838	—	4,713	—	8,028
Substandard	—	—	—	—	1,113	7	—	1,120
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	18,474	88,358	118,667	74,753	59,975	236,098	11,706	608,031

CRE - Non-Owner Occupied:
Pass	105,650	238,247	269,055	28,752	98,962	389,217	2,055	1,131,938
Special Mention	—	—	—	—	—	7,435	—	7,435
Substandard	—	—	—	—	—	7,716	224	7,940
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	105,650	238,247	269,055	28,752	98,962	404,368	2,279	1,147,313

Land and construction:
Pass	19,804	73,869	44,446	13,950	1,918	—	—	153,987
Special Mention	—	—	—	—	4,217	—	—	4,217
Substandard	—	—	3,666	946	—	—	—	4,612
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	19,804	73,869	48,112	14,896	6,135	—	—	162,816

Home equity:
Pass	—	—	—	—	—	126	120,569	120,695
Special Mention	—	—	—	—	—	—	4,640	4,640
Substandard	—	—	—	—	—	—	2,578	2,578
Substandard-Nonaccrual	—	—	96	—	—	—	—	96
Total	—	—	96	—	—	126	127,787	128,009

Multifamily:
Pass	18,274	41,686	56,697	5,457	42,659	77,645	276	242,694
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,265	—	2,265
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	18,274	41,686	56,697	5,457	42,659	79,910	276	244,959

Residential mortgage:
Pass	1,195	184,686	285,879	1,053	6,672	30,943	—	510,428
Special Mention	—	—	—	—	1,046	516	—	1,562
Substandard	—	—	—	—	—	201	—	201
Substandard-Nonaccrual	—	1,873	—	—	—	—	—	1,873
Total	1,195	186,559	285,879	1,053	7,718	31,660	—	514,064

Consumer and other:
Pass	—	383	8	—	—	2,109	15,063	17,563
Special Mention	—	—	72	—	—	—	—	72
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	—	383	80	—	—	2,109	15,063	17,635

Total loans	$257,459	$660,957	$807,778	$142,407	$231,768	$783,314	$405,498	$3,289,181

Risk Grades:
Pass	$254,810	$656,163	$802,370	$140,623	$224,135	$745,916	$392,294	$3,216,311
Special Mention	2,645	2,921	851	838	6,084	21,189	7,841	42,369
Substandard	4	—	4,237	946	1,279	15,788	4,972	27,226
Substandard-Nonaccrual	—	1,873	320	—	270	421	391	3,275
Grand Total	$257,459	$660,957	$807,778	$142,407	$231,768	$783,314	$405,498	$3,289,181

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2022						Amortized
	2022	2021	2020	2019	2018	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$102,969	$36,752	$24,406	$19,272	$12,089	$21,127	$293,546	$510,161
Special Mention	3,408	1,060	192	1,123	—	6,031	5,551	17,365
Substandard	4	—	—	145	—	102	5,496	5,747
Substandard-Nonaccrual	—	279	—	—	330	33	—	642
Total	106,381	38,091	24,598	20,540	12,419	27,293	304,593	533,915

CRE - Owner Occupied:
Pass	92,689	116,266	75,007	59,887	58,180	194,584	8,758	605,371
Special Mention	—	2,033	867	1,120	—	4,410	—	8,430
Substandard	—	660	—	—	193	9	—	862
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	92,689	118,959	75,874	61,007	58,373	199,003	8,758	614,663

CRE - Non-Owner Occupied:
Pass	239,556	278,051	31,848	101,854	63,905	337,048	3,245	1,055,507
Special Mention	—	—	—	—	—	4,883	—	4,883
Substandard	—	—	—	—	—	5,978	—	5,978
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	239,556	278,051	31,848	101,854	63,905	347,909	3,245	1,066,368

Land and construction:
Pass	62,241	72,847	22,459	6,030	—	—	—	163,577
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	62,241	72,847	22,459	6,030	—	—	—	163,577

Home equity:
Pass	—	—	—	—	—	44	117,950	117,994
Special Mention	—	—	—	—	—	—	2,346	2,346
Substandard	—	—	—	—	—	144	142	286
Substandard-Nonaccrual	—	98	—	—	—	—		98
Total	—	98	—	—	—	188	120,438	120,724

Multifamily:
Pass	42,111	69,824	4,871	42,412	15,356	66,380	180	241,134
Special Mention	—	—	657	771	—	2,320	—	3,748
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	42,111	69,824	5,528	43,183	15,356	68,700	180	244,882

Residential mortgage:
Pass	191,907	296,270	1,068	6,788	2,724	33,290	—	532,047
Special Mention	—	—	—	1,058	1,482	2,387	—	4,927
Substandard	—	—	—	—	—	931	—	931
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	191,907	296,270	1,068	7,846	4,206	36,608	—	537,905

Consumer and other:
Pass	389	13	—	—	1,364	1,283	13,647	16,696
Special Mention	—	82	—	6	—	—	249	337
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	389	95	—	6	1,364	1,283	13,896	17,033

Total loans	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

Risk Grades:
Pass	$731,862	$870,023	$159,659	$236,243	$153,618	$653,756	$437,326	$3,242,487
Special Mention	3,408	3,175	1,716	4,078	1,482	20,031	8,146	42,036
Substandard	4	660	—	145	193	7,164	5,638	13,804
Substandard-Nonaccrual	—	377	—	—	330	33	—	740
Grand Total	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

The following tables present the gross charge-offs by class of loans and year of origination for the three and six months ended June 30, 2023:

Gross Charge-offs by Originated Period for the Three Months Ended June 30, 2023
						2018 and	Revolving
	06/30/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	Prior	Loans	Total

(Dollars in thousands)
Commercial	$—	$4	$—	$—	$—	$20	$—	$24
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$4	$—	$—	$—	$20	$—	$24

Gross Charge-offs by Originated Period for the Six Months Ended June 30, 2023
						2018 and	Revolving
	06/30/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	Prior	Loans	Total

(Dollars in thousands)
Commercial	$—	$4	$—	$—	$49	$105	$—	$158
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	246	246
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$4	$—	$—	$49	$105	$246	$404

The amortized cost basis of collateral-dependent loans by business assets was $1,087,000 and unsecured loans was $45,000 at June 30, 2023. The amortized cost basis of collateral-dependent loans by business assets was $324,000 at December 31, 2022.

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

The following tables present the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified through the three and six months ended June 30, 2023, by segment and type of modification. The percentage of the amortized cost basis of the loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three Months Ended June 30, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$—	$22	$—	$—	$—	$28	0.01%
Total	$—	$22	$—	$—	$—	$28	0.01%

Six Months Ended June 30, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$6	$110	$36	$—	$—	$28	0.04%
Total	$6	$110	$36	$—	$—	$28	0.04%

The Company has committed to lend no additional amounts to the borrowers included in the previous tables.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified for the periods indicated.

	Three Months Ended June 30, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

	(Dollars in thousands)
Commercial	$22	$—	$28	$50
Total	$22	$—	$28	$50

	Six Months Ended June 30, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

	(Dollars in thousands)
Commercial	$22	$36	$34	$92
Total	$22	$36	$34	$92

he following tables presents the financial effect of the loan modification presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$—	0.25%	15
Total	$—	0.25%	15

Six Months Ended June 30, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$3	0.25%	14
Total	$3	0.25%	14

There were no payment defaults for loans modified for the three and six months ended June 30, 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

6) Goodwill and Other Intangible Assets

Goodwill

At June 30, 2023, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

The Company's policy is to test goodwill for impairment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. During the six month period ended June 30, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization and a revision of the earnings outlook for the remainder of 2023. Management believed such decreases were a triggering event requiring an interim goodwill impairment analysis.

The Company performed a qualitative impairment assessment as of June 30, 2023 to determine whether it was more likely than not that the fair value of its reporting units are less than their carrying amounts. The analysis included analyzing qualitative factors applicable to the Company, the historical and expected financial performance of the Company, and valuation metrics of publicly traded companies comparable to the Company’s only reporting unit. As of June 30, 2023, the Company does not believe that these events or circumstances have significantly altered the long-term financial performance of the Company. Accordingly, it was determined that it is more likely than not that the fair value of the Company exceeds its carrying value as of June 30, 2023.

Management continues to monitor economic conditions for applicable changes. As the decrease in the Company's stock prices was one of the drivers of the triggering event requiring an interim goodwill impairment analysis, the rebound in the Company's stock price in June and July 2023 supports management's conclusion that it is more likely than not that the fair value of the Company exceeds its carrying value as of June 30, 2023. However, future events could cause the Company to conclude that the Company’s goodwill has become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue evaluating the economic conditions at future reporting periods for applicable changes.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	June 30, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(15,538)	$9,485
Customer relationship and brokered relationship intangibles	1,900	(1,646)	254
Below market leases	110	(19)	91
Total	$27,033	$(17,203)	$9,830

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(14,429)	$10,594
Customer relationship and brokered relationship intangibles	1,900	(1,551)	349
Below market leases	110	(20)	90
Total	$27,033	$(16,000)	$11,033

As of June 30, 2023, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2023 remaining	$1,108	95	$(1)	$1,202
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
2028	999	—	18	1,017
2029	610	—	15	625
	$9,485	$254	$91	$9,830

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2023 and December 31, 2022.

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

The Company had net deferred tax assets of $31,588,000 and $32,176,000, at June 30, 2023 and December 31, 2022, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2023 and December 31, 2022 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Low income housing investments	$3,166	$3,537
Future commitments	$517	$523

The Company expects $27,000 of the future commitments to be paid in 2023, and $490,000 in 2024 through 2026.

For tax purposes, the Company had low income housing tax credits of $180,000 and $210,000 for the three months ended June 30, 2023 and 2022, respectively, and low income housing investment expense of $186,000 and $211,000, respectively. For tax purposes, the Company had low income housing tax credit of $360,000 and $420,000 for the six months ended June 30, 2023 and 2022, respectively, and low income housing investment expense of $371,000 and $421,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$48	$87	$96	$174
Interest cost	324	216	648	432
Amortization of net actuarial loss	13	114	26	228
Net periodic benefit cost	$385	$417	$770	$834

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,060	$9,244
Interest cost	182	246
Actuarial loss	—	(2,430)
Projected benefit obligation at end of period	$7,242	$7,060

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Net actuarial loss	$2,442	$2,301
Prior transition obligation	745	790
Accumulated other comprehensive loss	$3,187	$3,091

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(48)	$(10)	$(95)	$(21)
Interest cost	91	61	182	123
Net periodic benefit cost	$43	$51	$87	$102

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at June 30, 2023
Available-for-sale securities:
U.S. Treasury	$421,146	$421,146	$—	$—
Agency mortgage-backed securities	64,912	—	64,912	—
I/O strip receivables	139	—	139	—

Assets at December 31, 2022
Available-for-sale securities:
U.S. Treasury	$418,474	$418,474	$—	$—
Agency mortgage-backed securities	71,122	—	71,122	—
I/O strip receivables	152	—	152	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at June 30, 2023 or December 31, 2022.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At June 30, 2023 and December 31, 2022, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at June 30, 2023 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$511,502		$511,502	$—	$—	$511,502
Securities available-for-sale	486,058		421,146	64,912	—	486,058
Securities held-to-maturity	682,095		—	585,771	—	585,771
Loans (including loans held-for-sale)	3,291,920	(1)	—	3,136	3,082,060	3,085,196
FHLB stock, FRB stock, and other
investments	32,531		—	—	—	N/A
Accrued interest receivable	14,592		1,309	1,741	11,542	14,592
I/O strips receivables	139		—	139	—	139
Liabilities:
Time deposits	$335,666		$—	$339,196	$—	$339,196
Other deposits	4,165,106		—	4,165,106	—	4,165,106
Subordinated debt	39,425		—	31,425	—	31,425
Accrued interest payable	2,308		—	2,308	—	2,308

(1) Before allowance for credit losses on loans of $47,803,000.

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

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, RSUs and PRSUs. The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. To date, each RSU will vest ratably over three years and PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the six months ended June 30, 2023, the Company granted 377,000 shares of nonqualified stock options, 65,446 shares of restricted stock, 119,362 shares of RSUs and 119,358 of PRSUs. There were 1,421,531 shares available for the issuance of equity awards under the 2023 Plan as of June 30, 2023.

Stock option activity under the Equity Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2023	2,527,173	$10.44
Granted	377,000	$7.41
Exercised	(172,986)	$5.76
Forfeited or expired	(53,694)	$10.59
Outstanding at June 30, 2023	2,677,493	$10.31	5.97	$1,325,121
Vested or expected to vest	2,516,843		5.97	$1,245,614
Exercisable at June 30, 2023	1,833,258		4.57	$1,004,071

Information related to the Equity Plans for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
Intrinsic value of options exercised	$620,013	$706,375
Cash received from option exercise	$996,453	$848,739
Tax benefit (expense) realized from option exercises	$(5,902)	$52,952
Weighted average fair value of options granted	$1.32	$2.18

As of June 30, 2023, there was $1,477,000 of total unrecognized compensation cost related to unvested stock options granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.98 years.

Restricted stock activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2023	253,491	$11.05
Granted	65,446	$7.41
Vested	(129,191)	$7.71
Nonvested shares at June 30, 2023	189,746	$10.88

As of June 30, 2023, there was $1,609,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Plans. The cost is expected to be recognized over a weighted-average period of approximately 1.44 years.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2023	—	$—
Granted	119,362	$7.41
Nonvested shares at June 30, 2023	119,362	$7.41

As of June 30, 2023, there were $836,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.84 years.

PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2023	—	$—
Granted	119,358	$7.41
Nonvested shares at June 30, 2023	119,358	$7.41

As of June 30, 2023, there were $836,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.84 years.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had $1,130,764,000 of loans and $375,480,000 of securities pledged to the FHLB as collateral on an available line of credit of $1,087,564,000 at June 30, 2023, none of which was outstanding at June 30, 2023 and December 31, 2022. The Bank borrowed $150,000,000 from the FHLB during the first quarter of 2023, which was repaid in full on April 20, 2023.

HBC can also borrow from the FRB discount window. HBC had $1,713,199,000 of loans and securities pledged to the FRB as collateral on an available line of credit of $1,266,522,000 at June 30, 2023, none of which was outstanding at June 30, 2023 and December 31, 2022. The Bank borrowed $150,000,000 from the FRB during the first quarter of 2023, which was repaid in full on April 20, 2023.

At June 30, 2023, HBC had Federal funds purchased arrangements available of $80,000,000. There were no Federal funds purchased outstanding at June 30, 2023 and December 31, 2022.

The Company has a $20,000,000 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2023 and December 31, 2022.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at June 30, 2023 and December 31, 2022.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $575,000, totaled $39,425,000 at June 30, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2023. There are no conditions or events since June 30, 2023, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2023 and December 31, 2022, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2023
Total Capital	$577,981	15.4%	$393,260	10.5%
(to risk-weighted assets)
Tier 1 Capital	$495,624	13.2%	$318,353	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$495,624	13.2%	$262,173	7.0%
(to risk-weighted assets)
Tier 1 Capital	$495,624	9.7%	$204,424	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2023
Total Capital	$555,750	14.8%	$374,769	10.0%	$393,508	10.5%
(to risk-weighted assets)
Tier 1 Capital	$512,818	13.7%	$299,815	8.0%	$318,554	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$512,818	13.7%	$243,600	6.5%	$262,338	7.0%
(to risk-weighted assets)
Tier 1 Capital	$512,818	10.0%	$255,413	5.0%	$204,330	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2022
Total Capital	$532,576	14.2%	$374,572	10.0%	$393,301	10.5%
(to risk-weighted assets)
Tier 1 Capital	$492,725	13.2%	$299,658	8.0%	$318,387	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$492,725	13.2%	$243,472	6.5%	$262,201	7.0%
(to risk-weighted assets)
Tier 1 Capital	$492,725	9.5%	$259,740	5.0%	$207,792	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,425,000 at June 30, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As June 30, 2023, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $50,085,000. HBC distributed to HCC dividends of $8,000,000 during the first and second quarter of 2023 for a total of $16,000,000.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at June 30, 2023 follows:

D.C. Solar Related:

●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against the Bank, and others, in the Superior Court of State of California for the County of Solano. The case relates to the Bank’s former deposit relationships with investment funds sponsored by D.C. Solar and affiliates (collectively “D.C. Solar”). D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. In October 2021, the court sustained the Bank’s demurrer without leave to amend on all but two counts. Subsequently, the 26 plaintiffs sought to overturn the court’s ruling in favor of the Bank by filing a petition for a writ of mandate in the California District Court of Appeal, which denied the petition. On December 12, 2022, the court granted the Bank’s motion for judgment on the pleadings on one of the two remaining counts. On May 4, 2023, the court granted the Bank’s motion for summary judgment on the sole remaining count, and there are no further claims pending against the Bank. A motion seeking the Bank’s attorneys’ fees is set for September 5, 2023. We continue to vigorously defend the action.

Employee Related:

●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. Because the class/PAGA action alleges wage and hour claims, it is not covered by the Bank’s insurance. In February 2021, the Bank was notified of a set of PAGA and potential class claims alleged by a third former and a then-current bank employee alleging the same claims. The third former employee/claimant is being added as a plaintiff to the previously filed class/PAGA action. We intend to vigorously defend this action.
●	In October 2021 the third employee/claimant above referenced filed a lawsuit alleging race, color, gender, and sex discrimination; disability discrimination; discrimination against an employee making a CFRA claim, violation of the Equal Pay Act, retaliation, and related claims. We intend to vigorously defend this action.

●	In September 2022 the Bank moved to compel arbitration in both cases; hearings were held in Alameda County Superior Court in early November and early December 2022. The motions in both cases were denied and the Bank appealed the rulings. Both cases are stayed pending appeal.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,126,704,000 at June 30, 2023, and $1,134,619,000 at December 31, 2022. Unused commitments represented 34% outstanding gross loans at both June 30, 2023 and December 31, 2022.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	June 30, 2023			December 31, 2022
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$72,004	$1,040,297	$1,112,301	$87,348	$1,036,847	$1,124,195
Standby letters of credit	5,049	9,354	14,403	1,565	8,859	10,424
	$77,053	$1,049,651	$1,126,704	$88,913	$1,045,706	$1,134,619

For the six months ended June 30, 2023, there was an decrease of $37,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The decrease in the allowance for credit losses for off-balance sheet credit exposures in the first six months of 2023 was driven by lower loan commitments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $783,000 at June 30, 2023 and $820,000 at December 31, 2022.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	June 30,
	2023	2022

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$901	$867
Total noninterest income in-scope of Topic 606	901	867
Noninterest Income Out-of-scope of Topic 606	1,173	1,231
Total noninterest income	$2,074	$2,098

	Six Months Ended
	June 30,
	2023	2022

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$2,644	$1,479
Total noninterest income in-scope of Topic 606	2,644	1,479
Noninterest Income Out-of-scope of Topic 606	2,196	3,079
Total noninterest income	$4,840	$4,558

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Salaries and employee benefits	$13,987	$13,476	$28,796	$27,297
Occupancy and equipment	2,422	2,277	4,822	4,714
Insurance expense	1,512	1,043	3,032	2,086
Professional fees	1,149	1,291	2,548	2,371
Data processing	913	681	1,687	1,332
Software subscriptions	631	462	1,221	874
Amortization of intangible assets	601	658	1,203	1,317
Other	3,776	3,302	7,083	6,451
Total noninterest expense	$24,991	$23,190	$50,392	$46,442

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of June 30, 2023, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $33,267,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,709	$1,620	$3,410	$3,240
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,703	$1,235	$3,348	$2,445
Operating Lease - ROU assets	$33,267	$32,434	$33,267	$32,434
Operating Lease - Liabilities	$33,267	$32,434	$33,267	$32,434
Weighted Average Lease Term - Operating Leases	6.29 years	7.03 years	6.29 years	7.03 years
Weighted Average Discount Rate - Operating Leases	4.83%	4.50%	4.83%	4.50%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of June 30, 2023:

(Dollars in thousands)
2023 remaining	$3,334
2024	6,506
2025	5,979
2026	5,445
2027	5,288
Thereafter	12,268
Total undiscounted cash flows	38,820
Discount on cash flows	(5,553)
Total lease liability	$33,267

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

	Three Months Ended June 30, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$54,494	$3,847	$58,341
Intersegment interest allocations	524	(524)	—
Total interest expense	12,048	—	12,048
Net interest income	42,970	3,323	46,293
Provision for (recapture of) credit losses on loans	409	(149)	260
Net interest income after provision	42,561	3,472	46,033
Noninterest income	2,017	57	2,074
Noninterest expense	23,329	1,662	24,991
Intersegment expense allocations	152	(152)	—
Income before income taxes	21,401	1,715	23,116
Income tax expense	6,206	507	6,713
Net income	$15,195	$1,208	$16,403

Total assets	$5,227,310	$84,527	$5,311,837
Loans, net of deferred fees	$3,227,905	$60,879	$3,288,784
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended June 30, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$40,427	$3,129	$43,556
Intersegment interest allocations	321	(321)	—
Total interest expense	1,677	—	1,677
Net interest income	39,071	2,808	41,879
Provision (recapture) for credit losses on loans	(328)	147	(181)
Net interest income after provision	39,399	2,661	42,060
Noninterest income	1,974	124	2,098
Noninterest expense	21,559	1,631	23,190
Intersegment expense allocations	128	(128)	—
Income before income taxes	19,942	1,026	20,968
Income tax expense	5,844	303	6,147
Net income	$14,098	$723	$14,821

Total assets	$5,280,953	$75,888	$5,356,841
Loans, net of deferred fees	$3,019,076	$63,376	$3,082,452
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Six Months Ended June 30, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$106,767	$7,848	$114,615
Intersegment interest allocations	1,229	(1,229)	—
Total interest expense	19,064	—	19,064
Net interest income	88,932	6,619	95,551
Provision for (recapture of) credit losses on loans	553	(261)	292
Net interest income after provision	88,379	6,880	95,259
Noninterest income	4,699	141	4,840
Noninterest expense	47,057	3,335	50,392
Intersegment expense allocations	326	(326)	—
Income before income taxes	46,347	3,360	49,707
Income tax expense	13,394	993	14,387
Net income	$32,953	$2,367	$35,320

Total assets	$5,227,310	$84,527	$5,311,837
Loans, net of deferred fees	$3,227,905	$60,879	$3,288,784
Goodwill	$154,587	$13,044	$167,631

	Six Months Ended June 30, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$77,540	$5,922	$83,462
Intersegment interest allocations	558	(558)	—
Total interest expense	3,362	—	3,362
Net interest income	74,736	5,364	80,100
Provision (recapture) for credit losses on loans	(867)	119	(748)
Net interest income after provision	75,603	5,245	80,848
Noninterest income	4,372	186	4,558
Noninterest expense	43,326	3,116	46,442
Intersegment expense allocations	242	(242)	—
Income before income taxes	36,891	2,073	38,964
Income tax expense	10,664	613	11,277
Net income	$26,227	$1,460	$27,687

Total assets	$5,280,953	$75,888	$5,356,841
Loans, net of deferred fees	$3,019,076	$63,376	$3,082,452
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On July 27, 2023, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on August 24, 2023, to shareholders of record at the close of the business day on August 10, 2023.

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

Effective January 1, 2023, the Company adopted the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which 1) eliminates the accounting guidance for troubled debt restructurings ("TDRs") by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases. The adoption of the new guidance did not have a material impact the Company’s consolidated financial statements. The adoption of this ASU is further discussed “Note 1 – Basis of Presentation – Adoption of New Accounting Standard and Note 5 – Loans and Allowance for Credit Losses on Loans.”

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

The Company’s primary business activity is commercial banking located entirely in the general San Francisco Bay Area of California. Our operations are located in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. The Company’s market includes the cities of Oakland, San Francisco and San Jose and the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the three months ended June 30, 2023, net income was $16.4 million, or $0.27 per average diluted common share, compared to $14.8 million, or $0.24 per average diluted common share, for the three months ended June 30, 2022. The Company’s annualized return on average tangible assets was 1.29% and annualized return on average tangible common equity was 13.93% for the three months ended June 30, 2023, compared to 1.15% and 14.06%, respectively, for the three months ended June 30, 2022.

For the six months ended June 30, 2023, net income was $35.3 million, or $0.58 per average diluted common share, compared to $27.7 million, or $0.45 per average diluted common share, for the six months ended June 30, 2022. The Company’s annualized return on average tangible assets was 1.40% and annualized return on average tangible common equity was 15.29% for the six months ended June 30, 2023, compared to 1.07% and 13.28%, respectively, for the six months ended June 30, 2022.

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	June 30,	June 30,
	2023	2022

	(Dollars in thousands)
Total factored receivables at period-end	$60,879	$63,376
Average factored receivables:
For the three months ended	$68,680	$64,085
For the six months ended	73,193	60,940
Total full time equivalent employees at period-end	30	30

Second Quarter 2023 Highlights

Results of Operations:

●	Net interest income increased 11% to $46.3 million for the second quarter of 2023, compared to $41.9 million for the second quarter of 2022. The fully tax equivalent (“FTE”) net interest margin increased 38 basis points to 3.76% for the second quarter of 2023, from 3.38% for the second quarter of 2022, primarily due to increases in the prime rate and the rate on overnight funds, partially offset by a higher cost of funds, a decrease in the average balances of noninterest bearing demand deposits, and an increase in the average balances of short-term borrowings.

●	For the first six months of 2023, the net interest income increased 19% to $95.6 million, compared to $80.1 million for the first six months of 2022. The FTE net interest margin increased 71 basis points to 3.92% for the first six months of 2023, from 3.21% for the first six months of 2022, primarily due to increases in the prime rate and the rate on overnight funds, partially offset by a higher cost of funds, a decrease in the average balances of noninterest bearing demand deposits, and an increase in the average balances of short-term borrowings.

●	The average yield on the total loan portfolio increased to 5.47% for the second quarter of 2023, compared to 4.80% for the second quarter of 2022, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages.
●	The average yield on the total loan portfolio increased to 5.46% for the first six months of 2023, compared to 4.75% for the first six months of 2022, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages.
●	In aggregate, the remaining net purchase discount on total loans acquired was $3.8 million at June 30, 2023.

●	The average cost of total deposits increased to 0.97% for the second quarter of 2023, compared to 0.10% for the second quarter of 2022. The average cost of funds increased to 1.07% for the second quarter of 2023, compared to 0.15% for the second quarter of 2022.
●	The average cost of total deposits increased to 0.76% for the first six months of 2023, compared to 0.10% for the first six months of 2022. The average cost of funds increased to 0.85% for the first six months of 2023, compared to 0.14% for the first six months of 2022.
●	The increase in the average cost of total deposits and the average cost of funds for the second quarter of 2023 and first six months of 2023 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and ICS deposits and an increase in market interest rates on deposits.

●	During the second quarter of 2023, we recorded a provision for credit losses on loans of $260,000, compared to a ($181,000) recapture of provision for credit losses on loans for the second quarter of 2022. There was a provision for credit losses on loans of $292,000 for the six months ended June 30, 2023, compared to a ($748,000) recapture of provision for credit losses on loans for the six months ended June 30, 2022.

●	Total noninterest income remained relatively flat at $2.1 million for both the second quarter of 2023 and the second quarter of 2022. For the six months ended June 30, 2023, total noninterest income increased 6% to $4.8 million, compared to $4.6 million for the six months ended June 30, 2022, primarily due to higher service charges and fees on deposit accounts, partially offset by a $637,000 gain on warrants during the first six months of 2022.
●	Total noninterest expense for the second quarter of 2023 increased to $25.0 million, compared to $23.2 million for the second quarter of 2022, primarily due to higher salaries and employee benefits, and higher insurance and information technology related expenses included in other noninterest expense during the second quarter of 2023. Total noninterest expense for the six months ended June 30, 2023 increased to $50.4 million, compared to $46.4 million for the six months ended June 30, 2022, primarily due to higher salaries and employee benefits, and higher insurance and information technology related expenses included in other noninterest expense during the six months ended June 30, 2023.
●	The efficiency ratio was 51.67% for the second quarter of 2023, compared to 52.73% for the second quarter of 2022. The efficiency ratio improved to 50.20% for the six months ended June 30, 2023, compared to 54.86% for the six months ended June 30, 2022, primarily due to higher net interest income.

●	Income tax expense was $6.7 million for the second quarter of 2023, compared to $6.1 million for the second quarter of 2022. The effective tax rate for the second quarter of 2023 was 29.0%, compared to 29.3% for the second quarter of 2022. Income tax expense for the six months ended June 30, 2023 was $14.4 million, compared to $11.3 million for the six months ended June 30, 2022. The effective tax rate for both the six months ended June 30, 2023 and June 30, 2022 was 28.9%.

Current Financial Condition and Liquidity Position:

●	Our liquidity, including cash on hand, undrawn lines of credit, and other sources of liquidity, totaled $3.1 billion, or 69.2% of total deposits and 145% of our estimated uninsured deposits, at June 30, 2023. Uninsured deposits were approximately $2.148 billion, 48% of total deposits, at June 30, 2023. The following table shows our liquidity, available lines of credit and the amounts outstanding at June 30, 2023:

Total
Available
(Dollars in thousands)
Excess funds at the Federal Reserve Bank ('FRB")	$464,100
FRB discount window collateralized line of credit	1,266,522
Federal Home Loan Bank ("FHLB") collateralized borrowing capacity	1,087,564
Unpledged investment securities (at fair value)	108,571
Off-balance sheet deposits	86,734
Federal funds purchase arrangements	80,000
Holding company line of credit	20,000
Total	$3,113,491

●	The Company’s total liquidity and borrowing capacity was $3.113 billion, all of which remained available at June 30, 2023. During the first six months of 2023, the Bank increased its credit line availability from the FRB and the FHLB by $1.515 billion to $2.354 billion at June 30, 2023, and from $839.5 million at December 31, 2022.

●	Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (17%) to $997.6 million at June 30, 2023, from $1.209 billion at June 30, 2022, and increased 25% from $796.2 million at December 31, 2022.

●	At June 30, 2023, securities held-to-maturity, at amortized cost, totaled $682.1 million, compared to $723.7 million at June 30, 2022, and $715.0 million, at December 31, 2022.

●	The pre-tax unrealized loss on the securities available-for-sale portfolio was ($16.6) million, or ($11.7) million net of taxes, which was 1.8% of total shareholders’ equity at June 30, 2023. The pre-tax unrealized loss on the securities held-to-maturity portfolio was ($96.3) million at June 30, 2023, or ($67.9) million net of taxes, which was 10.4% of total shareholders’ equity at June 30, 2023. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

●	The weighted average life of the securities available-for-sale portfolio was 1.64 years, the weighted average life of the securities held-to-maturity portfolio was 7.12 years, and the average life of the total investment securities portfolio was 4.79 years at June 30, 2023.

●	The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
		backed and
	U.S.	Municipal
	Treasury	Securities	Total

	(Dollars in thousands)
Third quarter of 2023	$27,000	$24,587	$51,587
Fourth quarter of 2023	20,000	19,739	39,739
First quarter of 2024	37,000	19,458	56,458
Second quarter of 2024	131,000	18,624	149,624
Total	$215,000	$82,408	$297,408

●	Loans, excluding loans held-for-sale, increased $206.3 million, or 7%, to $3.289 billion at June 30, 2023, compared to $3.082 billion at June 30, 2022, and decreased ($9.8) million from $3.299 billion at December 31, 2022. Loans, excluding residential mortgages, increased $141.2 million, or 5%, to $2.775 billion at June 30, 2023, compared to $2.633 billion at June 30, 2022, and increased $14.1 million, or 1%, from $2.761 billion at December 31, 2022.

●	Nonperforming assets (“NPAs”) totaled $5.5 million, or 0.10% of total assets, at June 30, 2023, compared to $2.7 million, or 0.05% of total assets, at June 30, 2022, and $2.4 million, or 0.05% of total assets, at December 31, 2022.

●	Classified assets were $30.5 million, or 0.57% of total assets, at June 30, 2023, compared to $28.9 million, or 0.54% of total assets, at June 30, 2022, and $14.5 million, or 0.28% of total assets, at December 31, 2022.

●	Net recoveries totaled $270,000 for the second quarter of 2023, compared to net recoveries of $2.9 million for the second quarter of 2022, and net recoveries of $83,000 for the fourth quarter of 2022.

●	The allowance for credit losses on loans (“ACLL”) at June 30, 2023 was $47.8 million, or 1.45% of total loans, representing 863% of total nonperforming loans. The ACLL at June 30, 2022 was $45.5 million, or 1.48% of total loans, representing 1,676% of total nonperforming loans. The ACLL at December 31, 2022 was $47.5 million, or 1.44% of total loans, representing 1,959% of total nonperforming loans.

●	Total deposits decreased ($112.9) million, or (2%), to $4.501 billion at June 30, 2023, compared to $4.614 billion at June 30, 2022, and increased $111.2 million, or 3%, from $4.390 billion at December 31, 2022.

●	Migration of customer deposits resulted in an increase in Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”) deposits of $797.8 million to $824.1 million at June 30, 2023, compared to $26.3 million at June 30, 2022, and an increase of $793.7 million from $30.4 million at December 31, 2022. Noninterest-bearing demand deposits decreased ($526.5) million, or (29%), to $1.320 billion at June 30, 2023, compared to $1.846 billion at June 30, 2022, and decreased ($416.9) million from $1.737 billion at December 31, 2022, primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and ICS deposits.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 3.98% at June 30, 2023, compared to 2.58% at June 30, 2022, and 2.86% at December 31, 2022.

●	The loan to deposit ratio was 73.07% at June 30, 2023, compared to 66.81% at June 30, 2022, and 75.14% at December 31, 2022.

Capital Adequacy:

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2023.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	15.4%	14.8%	10.0%	10.5%
Tier 1 Capital	13.2%	13.7%	8.0%	8.5%
Common Equity Tier 1 Capital	13.2%	13.7%	6.5%	7.0%
Tier 1 Leverage	9.7%	10.0%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.3%	9.6%	N/A	N/A
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.
(2)	Represents shareholders’ equity minus goodwill and other intangible assets divided by total assets minus goodwill and other intangible assets.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,231,341	$44,028	5.47%	$3,050,177	$36,538	4.80%
Securities — taxable	1,147,375	6,982	2.44%	912,408	4,407	1.94%
Securities — exempt from Federal tax (3)	34,070	302	3.56%	40,447	343	3.40%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	535,611	7,092	5.31%	982,579	2,340	0.96%
Total interest earning assets	4,948,397	58,404	4.73%	4,985,611	43,628	3.51%
Cash and due from banks	35,159			37,172
Premises and equipment, net	9,190			9,666
Goodwill and other intangible assets	177,844			180,391
Other assets	107,653			121,796
Total assets	$5,278,243			$5,334,636
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,368,373			$1,836,350

Demand, interest-bearing	1,118,200	1,788	0.64%	1,249,875	468	0.15%
Savings and money market	1,109,347	4,638	1.68%	1,327,665	558	0.17%
Time deposits — under $100	11,610	20	0.69%	12,643	4	0.13%
Time deposits — $100 and over	201,600	1,410	2.81%	125,258	114	0.37%
ICS/CDARS — interest-bearing demand, money
market and time deposits	614,911	2,867	1.87%	27,645	2	0.03%
Total interest-bearing deposits	3,055,668	10,723	1.41%	2,743,086	1,146	0.17%
Total deposits	4,424,041	10,723	0.97%	4,579,436	1,146	0.10%

Short-term borrowings	62,653	787	5.04%	16	—	0.00%
Subordinated debt, net of issuance costs	39,401	538	5.48%	48,425	531	4.40%
Total interest-bearing liabilities	3,157,722	12,048	1.53%	2,791,527	1,677	0.24%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,526,095	12,048	1.07%	4,627,877	1,677	0.15%
Other liabilities	101,908			103,577
Total liabilities	4,628,003			4,731,454
Shareholders’ equity	650,240			603,182
Total liabilities and shareholders’ equity	$5,278,243			$5,334,636

Net interest income / margin		46,356	3.76%		41,951	3.38%
Less tax equivalent adjustment		(63)			(72)
Net interest income		$46,293			$41,879
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $94,000 for the second quarter of 2023, compared to $816,000 for the second quarter of 2022. Prepayment fees totaled $73,000 for the second quarter of 2023, compared to $549,000 for the second quarter of 2022.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$3,254,305	$88,140	5.46%	$3,039,443	$71,639	4.75%
Securities — taxable	1,154,160	14,038	2.45%	847,409	7,851	1.87%
Securities — exempt from Federal tax (3)	35,036	615	3.54%	42,647	719	3.40%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	478,349	11,951	5.04%	1,109,933	3,404	0.62%
Total interest earning assets (3)	4,921,850	114,744	4.70%	5,039,432	83,613	3.35%
Cash and due from banks	36,354			37,400
Premises and equipment, net	9,229			9,636
Goodwill and other intangible assets	178,142			180,726
Other assets	111,418			121,444
Total assets	$5,256,993			$5,388,638
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,516,991			$1,846,699

Demand, interest-bearing	1,167,690	3,264	0.56%	1,264,849	927	0.15%
Savings and money market	1,196,774	8,127	1.37%	1,361,014	1,101	0.16%
Time deposits — under $100	11,943	30	0.51%	12,937	9	0.14%
Time deposits — $100 and over	182,430	2,255	2.49%	122,187	220	0.36%
CDARS — interest-bearing demand, money
market and time deposits	344,191	2,948	1.73%	30,274	3	0.02%
Total interest-bearing deposits	2,903,028	16,624	1.15%	2,791,261	2,260	0.16%
Total deposits	4,420,019	16,624	0.76%	4,637,960	2,260	0.10%

Short-term borrowings	54,709	1,365	5.03%	23	—	0.00%
Subordinated debt, net of issuance costs	39,382	1,075	5.50%	44,211	1,102	5.03%
Total interest-bearing liabilities	2,997,119	19,064	1.28%	2,835,495	3,362	0.24%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,514,110	19,064	0.85%	4,682,194	3,362	0.14%
Other liabilities	98,929			105,165
Total liabilities	4,613,039			4,787,359
Shareholders’ equity	643,954			601,279
Total liabilities and shareholders’ equity	$5,256,993			$5,388,638

Net interest income (3) / margin		95,680	3.92%		80,251	3.21%
Less tax equivalent adjustment (3)		(129)			(151)
Net interest income		$95,551			$80,100
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $394,000 for the first six months of 2023, compared to $2,604,000 for the first six months of 2022 Prepayment fees totaled $211,000 for the first six months of 2023, compared to $1,059,000 for the first six months of 2022.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$2,431	$5,059	$7,490
Securities — taxable	1,432	1,143	2,575
Securities — exempt from Federal tax (1)	(57)	16	(41)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(5,916)	10,668	4,752
Total interest income on interest-earning assets	(2,110)	16,886	14,776

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(206)	1,526	1,320
Savings and money market	(923)	5,003	4,080
Time deposits — under $100	(2)	18	16
Time deposits — $100 and over	532	764	1,296
CDARS — interest-bearing demand, money market
and time deposits	2,738	127	2,865
Short-term borrowings	787	—	787
Subordinated debt, net of issuance costs	(124)	131	7
Total interest expense on interest-bearing liabilities	2,802	7,569	10,371
Net interest income	$(4,912)	$9,317	4,405
Less tax equivalent adjustment			9
Net interest income			$4,414

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended June 30,
	2023 vs. 2022
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$5,845	$10,656	$16,501
Securities — taxable	3,743	2,444	6,187
Securities — exempt from Federal tax (1)	(134)	30	(104)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(15,789)	24,336	8,547
Total interest income on interest-earning assets	(6,335)	37,466	31,131

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(248)	2,585	2,337
Savings and money market	(1,119)	8,145	7,026
Time deposits — under $100	(3)	24	21
Time deposits — $100 and over	746	1,289	2,035
CDARS — interest-bearing demand, money market
and time deposits	2,688	257	2,945
Short-term borrowings	1,364	1	1,365
Subordinated debt, net of issuance costs	(131)	104	(27)
Total interest expense on interest-bearing liabilities	3,297	12,405	15,702
Net interest income	$(9,632)	$25,061	15,429
Less tax equivalent adjustment			22
Net interest income			$15,451

Net interest income increased 11% to $46.3 million for the second quarter of 2023, compared to $41.9 million for the second quarter of 2022. The FTE net interest margin increased 38 basis points to 3.76% for the second quarter of 2023, from 3.38% for the second quarter of 2022, primarily due to increases in the prime rate and the rate on overnight funds, partially offset by a higher cost of funds, a decrease in the average balances of noninterest bearing demand deposits, and an increase in the average balances of short-term borrowings.

For the first six months of 2023, the net interest income increased 19% to $95.6 million, compared to $80.1 million for the first six months of 2022. The FTE net interest margin increased 71 basis points to 3.92% for the first six months of 2023, from 3.21% for the first six months of 2022, primarily due to increases in the prime rate and the rate on overnight funds, partially offset by a higher cost of funds, a decrease in the average balances of noninterest bearing demand deposits, and an increase in the average balances of short-term borrowings.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	June 30, 2023			June 30, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,660,119	$35,310	5.32%	$2,560,740	$28,025	4.39%
Prepayment fees	—	73	0.01%	—	549	0.09%
Asset-based lending	28,251	686	9.74%	49,667	874	7.06%
Bay View Funding factored receivables	68,680	3,847	22.47%	64,085	3,129	19.58%
Purchased residential mortgages	478,220	3,829	3.21%	381,988	2,711	2.85%
Loan fair value mark / accretion	(3,929)	283	0.04%	(6,303)	1,250	0.20%
Total loans (includes loans held-for-sale)	$3,231,341	$44,028	5.47%	$3,050,177	$36,538	4.80%

The average yield on the total loan portfolio increased to 5.47% for the second quarter of 2023, compared to 4.80% for the second quarter of 2022, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, and lower prepayment fees.

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,674,389	$70,277	5.30%	$2,556,636	$55,690	4.39%
Prepayment fees	—	211	0.02%	—	1,059	0.08%
Asset-based lending	27,902	1,313	9.49%	59,587	1,825	6.18%
Bay View Funding factored receivables	73,193	7,848	21.62%	60,940	5,922	19.60%
Residential mortgages	482,964	7,686	3.21%	368,880	5,139	2.81%
Loan fair value mark / accretion	(4,143)	805	0.06%	(6,600)	2,004	0.16%
Total loans (includes loans held-for-sale)	$3,254,305	$88,140	5.46%	$3,039,443	$71,639	4.75%

The average yield on the total loan portfolio increased to 5.46% for the first six months of 2023, compared to 4.75% for the first six months of 2022, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages.

In aggregate, the remaining net purchase discount on total loans acquired was $3.8 million at June 30, 2023.

The average cost of total deposits increased to 0.97% for the second quarter of 2023, compared to 0.10% for the second quarter of 2022. The average cost of funds increased to 1.07% for the second quarter of 2023, compared to 0.15% for the second quarter of 2022. The average cost of total deposits increased to 0.76% for the first six months of 2023, compared to 0.10% for the first six months of 2022. The average cost of funds increased to 0.85% for the first six months of 2023, compared to 0.14% for the first six months of 2022.

The increase in the average cost of total deposits and the average cost of funds for the second quarter of 2023 and first six months of 2023 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and ICS deposits and an increase in market interest rates.

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

During the second quarter of 2023, we recorded a provision for credit losses on loans of $260,000, compared to a ($181,000) recapture of provision for credit losses on loans for the second quarter of 2022. There was a provision for credit losses on loans of $292,000 for the six months ended June 30, 2023, compared to a ($748,000) recapture of provision for credit losses on loans for the six months ended June 30, 2022. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	June 30,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$901	$867	$34	4%
Increase in cash surrender value of life insurance	502	480	22	5%
Gain on sales of SBA loans	199	27	172	637%
Servicing income	104	139	(35)	(25)%
Termination fees	—	45	(45)	(100)%
Gain on proceeds from company owned life insurance	—	27	(27)	(100)%
Other	368	513	(145)	(28)%
Total	$2,074	$2,098	$(24)	(1)%

			Increase
	Six Months Ended		(decrease)
	June 30,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,644	$1,479	$1,165	79%
Increase in cash surrender value of life insurance	995	960	35	4%
Gain on sales of SBA loans	275	183	92	50%
Servicing income	235	245	(10)	(4)%
Termination fees	11	45	(34)	(76)%
Gain on proceeds from company owned life insurance	—	27	(27)	(100)%
Gain on warrants	—	637	(637)	(100)%
Other	680	982	(302)	(31)%
Total	$4,840	$4,558	$282	6%

Total noninterest income remained relatively flat at $2.1 million for both the second quarter of 2023 and the second quarter of 2022. For the six months ended June 30, 2023, total noninterest income increased 6% to $4.8 million, compared to $4.6 million for the six months ended June 30, 2022, primarily due to higher service charges and fees on deposit accounts, partially offset by a $637,000 gain on warrants during the first six months of 2022.

A portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the second quarter of 2023, SBA loan sales resulted in an $199,000 gain, compared to a $27,000 gain on sales of SBA loans for the second quarter of 2022. For the six months ended June 30, 2023, SBA loan sales resulted in a $275,000 gain, compared to an $183,000 gain for the six months ended June 30, 2022.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$13,987	$13,476	$511	4%
Occupancy and equipment	2,422	2,277	145	6%
Insurance expense	1,512	1,043	469	45%
Professional fees	1,149	1,291	(142)	(11)%
Data processing	913	681	232	34%
Software subscriptions	631	462	169	37%
Amortization of intangible assets	601	658	(57)	(9)%
Other	3,776	3,302	474	14%
Total noninterest expense	$24,991	$23,190	$1,801	8%

			Increase
	Six Months Ended		(Decrease)
	June 30,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$28,796	$27,297	$1,499	5%
Occupancy and equipment	4,822	4,714	108	2%
Insurance expense	3,032	2,086	946	45%
Professional fees	2,548	2,371	177	7%
Data processing	1,687	1,332	355	27%
Software subscriptions	1,221	874	347	40%
Amortization of intangible assets	1,203	1,317	(114)	(9)%
Other	7,083	6,451	632	10%
Total noninterest expense	$50,392	$46,442	$3,950	9%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended June 30,
		Percent		Percent
	2023	of Total	2022	of Total

	(Dollars in thousands)
Salaries and employee benefits	$13,987	56%	$13,476	58%
Occupancy and equipment	2,422	10%	2,277	10%
Insurance expense	1,512	6%	1,043	4%
Professional fees	1,149	5%	1,291	6%
Data processing	913	4%	681	3%
Software subscriptions	631	2	462	2%
Amortization of intangible assets	601	2%	658	3%
Other	3,776	15%	3,302	14%
Total noninterest expense	$24,991	100%	$23,190	100%

	Six Months Ended June 30,
		Percent		Percent
	2023	of Total	2022	of Total

	(Dollars in thousands)
Salaries and employee benefits	$28,796	57%	$27,297	59%
Occupancy and equipment	4,822	10%	4,714	10%
Professional fees	2,548	5%	2,371	5%
Insurance expense	3,032	6%	2,086	4%
Data processing	1,687	3%	1,332	3%
Software subscriptions	1,221	3%	874	2%
Amortization of intangible assets	1,203	2%	1,317	3%
Other	7,083	14%	6,451	14%
Total noninterest expense	$50,392	100%	$46,442	100%

Total noninterest expense for the second quarter of 2023 increased to $25.0 million, compared to $23.2 million for the second quarter of 2022, primarily due to higher salaries and employee benefits, and higher insurance and information technology related expenses included in other noninterest expense during the second quarter of 2023. Total noninterest expense for the six months ended June 30, 2023 increased to $50.4 million, compared to $46.4 million for the six months ended June 30, 2022, primarily due to higher salaries and employee benefits, and higher insurance and information technology related expenses included in other noninterest expense during the six months ended June 30, 2023.

Full time equivalent employees were 347 at June 30, 2023, compared to 332 at June 30, 2022, and 340 and at December 31, 2022.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Effective income tax rate	29.0%	29.3%	28.9%	28.9%

The Company’s Federal and state income tax expense for the second quarter of 2023 was $6.7 million, compared to $6.1 million for the second quarter of 2022. The Company’s Federal and state income tax expense for the first six months of 2023 was $14.4 million, compared to $11.3 million for the first six months of 2022.

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

The Company had net deferred tax assets of $31.6 million at June 30, 2023, $29.7 million at June 30, 2022, and $32.2 million at December 31, 2022. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2023, June 30, 2022, and December 31, 2022 will be fully realized in future years.

FINANCIAL CONDITION

At June 30, 2023, total assets decreased (1%) to $5.312 billion, compared to $5.357 billion at June 30, 2022, and increased 3% from $5.158 billion at December 31, 2022.

Securities available-for-sale, at fair value, were $486.1 million at June 30, 2023, an increase of 46% from $332.1 million at June 30, 2022, and remained relatively flat from $489.6 million at December 31, 2022. Securities held-to-maturity, at amortized cost, were $682.1 million at June 30, 2023, a decrease of (6%) from $723.7 million at June 30, 2022, and a decrease of (5%) from $715.0 million at December 31, 2022.

Loans, excluding loans held-for-sale, increased $206.3 million, or 7%, to $3.289 billion at June 30, 2023, compared to $3.082 billion at June 30, 2022, and decreased ($9.8) million from $3.299 billion at December 31, 2022. Loans, excluding residential mortgages, increased $141.2 million, or 5%, to $2.775 billion at June 30, 2023, compared to $2.633 billion at June 30, 2022, and increased $14.1 million, or 1%, from $2.761 billion at December 31, 2022.

Total deposits decreased ($112.9) million, or (2%), to $4.501 billion at June 30, 2023, compared to $4.614 billion at June 30, 2022, and increased $111.2 million, or 3%, from $4.390 billion at December 31, 2022.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$421,146	$250,126	$418,474
Agency mortgage-backed securities	64,912	82,003	71,122
Total	$486,058	$332,129	$489,596
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$648,337	$683,779	$677,381
Municipals — exempt from Federal tax (1)	33,771	39,976	37,623
Total (1)	$682,108	$723,755	$715,004
(1)	Gross of the allowance for credit losses of $13,000 at June 30, 2023, $39,000 at June 30, 2022, and $14,000 at December 31, 2022.

The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2023:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$190,198	3.09%	$230,948	3.05%	$—	—%	$—	—%	$421,146	3.07%
Agency mortgage-backed securities	105	2.88%	54,220	2.49%	10,587	2.63%	—	—%	64,912	2.52%
Total	$190,303	3.09%	$285,168	2.95%	$10,587	2.63%	$—	—%	$486,058	2.99%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$112	2.49%	$68,047	2.33%	$488,193	1.79%	$91,985	2.74%	$648,337	1.98%
Municipals — exempt from Federal tax (1) (2)	6,081	3.90%	5,516	3.29%	21,598	3.51%	576	3.69%	33,771	3.54%
Total (2)	$6,193	3.87%	$73,563	2.40%	$509,791	1.86%	$92,561	2.75%	$682,108	2.06%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.
(2)	Gross of the allowance for credit losses of $13,000 at June 20, 2023.

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

The following table shows the pre-tax unrealized (loss) gain on securities available-for-sale and securities held-to-maturity and the allowance for credit losses for the periods indicated:

	June 30,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized (loss):
U.S. Treasury	$(10,903)	$(1,239)	$(10,323)
Agency mortgage-backed securities	(5,659)	(2,949)	(5,794)
Total	$(16,562)	$(4,188)	$(16,117)
Securities held-to-maturity pre-tax unrealized (loss):
Agency mortgage-backed securities	$(95,285)	$(72,490)	$(99,742)
Municipals — exempt from Federal tax	(1,052)	(436)	(810)
Total	$(96,337)	$(72,926)	$(100,552)

Allowance for credit losses on municipal securities	$(13)	$(39)	$(14)

The pre-tax unrealized loss on securities available-for-sale was ($16.6) million, or ($11.7) million net of taxes, which was 1.8% of total shareholders’ equity at June 30, 2023. The pre-tax unrealized loss on securities held-to-maturity at June 30, 2023 was ($96.3) million, or ($67.9) million net of taxes, which was 10.4% of total shareholders’ equity at June 30, 2023. The unrealized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at June 30, 2023 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 62% of total assets at June 30 2023, represented 58% at June 30, 2022 and 64% at December 31, 2022. The loan to deposit ratio was 73.07% at June 30, 2023, compared to 66.81% at June 30, 2022, and 75.14% at December 31, 2022.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2023		June 30, 2022		December 31, 2022
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$466,354	14%	$531,421	17%	$533,915	16%
Real estate:
CRE - owner occupied	608,031	18%	597,521	19%	614,663	19%
CRE - non-owner occupied	1,147,313	35%	993,621	32%	1,066,368	32%
Land and construction	162,816	5%	155,389	5%	163,577	5%
Home equity	128,009	4%	116,641	4%	120,724	4%
Multifamily	244,959	7%	221,938	7%	244,882	7%
Residential mortgages	514,064	16%	448,958	15%	537,905	16%
Consumer and other	17,635	1%	18,354	1%	17,033	1%
Total Loans	3,289,181	100%	3,083,843	100%	3,299,067	100%
Deferred loan fees, net	(397)	—	(1,391)	—	(517)	—
Loans, net of deferred fees	3,288,784	100%	3,082,452	100%	3,298,550	100%
Allowance for credit losses on loans	(47,803)		(45,490)		(47,512)
Loans, net	$3,240,981		$3,036,962		$3,251,038

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 85% of its gross loans were secured by real property at June 30, 2023, compared to 82% at June 30, 2022, an 83% at December 31, 2022. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the six months ended June 30, 2023 and 2022, loans were sold resulting in a gain on sales of SBA loans of $275,000 and $183,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 39 days for the first six months of 2023, compared to 38 days for the first six months of 2022. The balance of the purchased receivables was $60.9 million at June 30, 2023, compared to $63.4 million at June 30, 2022, and $79.3 million at December 31, 2022.

The commercial loan portfolio decreased ($65.0) million, or (12%), to $466.4 million at June 30, 2023, from $531.4 million at June 30, 2022, and decreased ($67.5) million, or (13%), from $533.9 million at December 31, 2022. Commercial and industrial (“C&I”) line usage was 29% at both June 30, 2023 and December 31, 2022, compared to 28% at June 30, 2022.

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

The CRE owner-occupied loan portfolio increased $10.5 million, or 2%, to $608.0 million at June 30, 2023, from $597.5 million at June 30, 2022, and decreased ($6.6) million, or (1%), from $614.6 million at December 31, 2022. CRE non-owner occupied loans increased $153.7 million, or 15%, to $1.147 billion at June 30, 2023, compared to $993.6 million at June 30, 2022, and increased $80.9 million, or 8%, from $1.066 billion at December 31, 2022. At June 30, 2023, 35% of the CRE loan portfolio was secured by owner-occupied real estate, compared to 38% at June 30, 2022, and 37% at December 31, 2022.

The average loan size for all CRE loans was $1.6 million, and the average loan size for office CRE loans was $1.7 million. The Company has personal guarantees on 90% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations. Total office exposure in the CRE portfolio was $397 million, including 30 loans totaling approximately $76 million, in San Jose, 17 loans totaling approximately $29 million in San Francisco, and 6 loans totaling approximately $11 million, in Oakland, at June 30, 2023. Non-owner occupied CRE with office exposure totaled $307 million at June 30, 2023.

Of the $397 million of CRE loans with office exposure, approximately $35 million, or 9%, are situated in the Bay Area downtown business districts of San Jose and San Francisco, with an average balance of $2.3 million.

At June 30, 2023, the weighted average loan-to-value and debt-service coverage for the entire non-owner occupied office portfolio were 43.6% and 1.87 times, respectively. For the 8 non-owner occupied office loans in San Francisco at June 30, 2023, the weighted average loan-to-value and debt-service coverage were 34% and 1.55 times, respectively.

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans increased $7.4 million, or 5%, to $162.8 million at June 30, 2023, compared to $155.4 million at June 30, 2022, and remained flat from $163.6 million at December 31, 2022.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $11.4 million, or 10%, to $128.0 million at June 30, 2023, compared to $116.6 million at June 30, 2022, and increased $7.3 million, or 6%, from $120.7 million at December 31, 2022.

Multifamily loans increased $23.1 million, or 10%, to $245.0 million, at June 30, 2023, compared to $221.9 million at June 30, 2022, and remained flat from $244.9 million at December 31, 2022.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans increased $65.1 million, or 15%, to $514.1 million at June 30, 2023, compared to $449.0 million at June 30, 2022, and decreased ($23.8) million, or (4%) from $537.9 million at December 31, 2022.

During the year ended December 31, 2022, the Company purchased single family residential mortgage loans totaling $185.4 million, tied to homes all located in California, with average principal balances of approximately $950,000.

Consumer and other loans decreased ($719,000), or (4%), to $17.6 million at June 30, 2023, compared to $18.4 million at June 30, 2022, and increased $602,000, or 4% from $17.0 million at December 31, 2022.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $107.8 million and $179.7 million at June 30, 2023, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of June 30, 2023. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2023, approximately 29% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$247,791	$169,883	$48,680	$466,354
Real estate:
CRE - owner occupied	27,577	151,127	429,327	608,031
CRE - non-owner occupied	14,638	349,106	783,569	1,147,313
Land and construction	135,919	16,900	9,997	162,816
Home equity	6,046	33,590	88,373	128,009
Multifamily	13,041	91,518	140,400	244,959
Residential mortgages	2,649	18,896	492,519	514,064
Consumer and other	11,902	5,542	191	17,635
Loans	$459,563	$836,562	$1,993,056	$3,289,181

Loans with variable interest rates	$392,663	$259,692	$307,481	$959,836
Loans with fixed interest rates	66,900	576,870	1,685,575	2,329,345
Loans	$459,563	$836,562	$1,993,056	$3,289,181

Loan Servicing

As of June 30, 2023 and 2022, $60.1 million and $66.4 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Beginning of period balance	$522	$606	$549	$655
Additions	45	5	63	43
Amortization	(61)	(49)	(106)	(136)
End of period balance	$506	$562	$506	$562

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2023 and 2022, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Beginning of period balance	$145	$208	$152	$221
Unrealized holding loss	(6)	(35)	(13)	(48)
End of period balance	$139	$173	$139	$173

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $13.3 million and $17.1 million at June 30, 2023 and December 31, 2022, respectively, of which $2.9 million and $479,000 were on nonaccrual. At June 30, 2023, there were also $347,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2022, there were also $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$3,275	$1,734	$740
Loans 90 days past due and still accruing	2,262	981	1,685
Total nonperforming loans	5,537	2,715	2,425
Foreclosed assets	—	—	—
Total nonperforming assets	$5,537	$2,715	$2,425

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.17%	0.09%	0.07%
Nonperforming assets as a percentage of total assets	0.10%	0.05%	0.05%

Nonperforming assets were $5.5 million, or 0.10% of total assets, at June 30, 2023, compared to $2.7 million, or 0.05% of total assets, at June 30, 2022, and $2.4 million, or 0.05% of total assets, at December 31, 2022.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	June 30, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$—	$1,306	$2,172	$3,478
Real estate:
Home equity	96	—	90	186
Residential mortgages	1,873	—	—	1,873
Total	$1,969	$1,306	$2,262	$5,537

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $1.1 million and unsecured loans was $45,000 at June 30, 2023. The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $324,000 at December 31, 2022.

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

Classified loans were $30.5 million, or 0.57% of total assets, at June 30, 2023, compared to $28.9 million, or 0.54% of total assets, at June 30, 2022, and $14.5 million, or 0.28% of total assets at December 31, 2022.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,534	$5,453	$22,677	$3,176	$688	$4,392	$4,196	$157	$47,273
Charge-offs	(24)	—	—	—	—	—	—	—	(24)
Recoveries	108	4	—	—	182	—	—	—	294
Net recoveries	84	4	—	—	182	—	—	—	270
Provision for (recapture of) credit losses on loans	(68)	6	846	(306)	(140)	(9)	(67)	(2)	260
End of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803

	Three Months Ended June 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,801	$6,397	$19,413	$2,006	$722	$2,544	$4,757	$148	$42,788
Charge-offs	(355)	—	—	—	—	—	—	—	(355)
Recoveries	79	4	—	—	31	—	—	3,124	3,238
Net (charge-offs) recoveries	(276)	4	—	—	31	—	—	3,124	2,883
Provision for (recapture of) credit losses on loans	77	(392)	2,061	492	(58)	280	475	(3,116)	(181)
End of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490

	Six Months Ended June 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(158)	—	—	—	(246)	—	—	—	(404)
Recoveries	188	8	—	—	207	—	—	—	403
Net (charge-offs) recoveries	30	8	—	—	(39)	—	—	—	(1)
Provision for (recapture of) credit losses on loans	(97)	(296)	1,388	(71)	103	1,017	(1,778)	26	292
End of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803

	Six Months Ended June 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(371)	—	—	—	—	—	—	—	(371)
Recoveries	133	7	—	—	55	—	—	3,124	3,319
Net (charge-offs) recoveries	(238)	7	—	—	55	—	—	3,124	2,948
Provision for (recapture of) credit losses on loans	(1,574)	(1,952)	4,349	667	(224)	28	1,100	(3,142)	(748)
End of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490

The increase in the allowance for credit losses on loans to $47.8 million at June 30, 2023, compared to $47.5 million December 31, 2022, was primarily attributed to a $726,000 increase in specific reserves for individually evaluated loans, partially offset by a decrease of ($196,000) in the reserve for pooled loans.

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

	June 30,
	2023		2022		December 31, 2022
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$6,550	14%	$6,602	17%	$6,617	16%
Real estate:
CRE - owner occupied	5,463	18%	6,009	19%	5,751	19%
CRE - non-owner occupied	23,523	35%	21,474	32%	22,135	32%
Land and construction	2,870	5%	2,498	5%	2,941	5%
Home equity	730	4%	695	4%	666	4%
Multifamily	4,383	7%	2,824	7%	3,366	7%
Residential mortgages	4,129	16%	5,232	15%	5,907	16%
Consumer and other	155	1%	156	1%	129	1%
Total	$47,803	100%	$45,490	100%	$47,512	100%

The ACLL totaled $47.8 million, or 1.45% of total loans at June 30, 2023, compared to $45.5 million, or 1.48% of total loans at June 30, 2022, and $47.5 million, or 1.44% of total loans at December 31, 2022. The ACLL was 863% of nonperforming loans at June 30, 2023, compared to 1,676% of nonperforming loans at June 30, 2022, and 1,959% of nonperforming loans at December 31, 2022. The Company had net recoveries of ($270,000,) or (0.03%) of average loans, for the second quarter of 2023, compared to net recoveries of ($2.9 million) or (0.38%) of average loans, for the second quarter of 2022, and net recoveries of ($83,000), or (0.01%) of average loans for the fourth quarter of 2022. The total ACLL is sensitive to the forecasted economic factors management has selected in the calculation of the allowance, among other assumptions and inputs including qualitative factors. A forecast of a decline in California GDP, an increase in California unemployment rate, and declining California home and commercial real estate prices would result in an increase in the ACLL.

The following table shows the drivers of change in ACLL for the first and second quarters of 2023:

(Dollars in thousands)
ACLL at December 31, 2022	$47,512
Portfolio changes during the first quarter of 2023	(160)
Qualitative and quantitative changes during the first
quarter of 2023 including changes in economic forecasts	(79)
ACLL at March 31, 2023	47,273
Portfolio changes during the second quarter of 2023	1,652
Qualitative and quantitative changes during the second
quarter of 2023 including changes in economic forecasts	(1,122)
ACLL at June 30, 2023	$47,803

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $33.3 million on its consolidated statement of financial condition at June 30, 2023, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2023		June 30, 2022		December 31, 2022
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,319,844	29%	$1,846,365	40%	$1,736,722	40%
Demand, interest-bearing	1,064,638	24%	1,218,538	26%	1,196,427	27%
Savings and money market	1,075,835	24%	1,387,003	30%	1,285,444	29%
Time deposits — under $250	44,520	1%	36,691	1%	32,445	1%
Time deposits — $250 and over	171,852	4%	98,760	2%	108,192	2%
ICS/CDARS — interest-bearing demand,
money market and time deposits	824,083	18%	26,287	1%	30,374	1%
Total deposits	$4,500,772	100%	$4,613,644	100%	$4,389,604	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at June 30, 2023, June 30, 2022, and December 31, 2022.

Total deposits decreased ($112.9) million, or (2%), to $4.501 billion at June 30, 2023, compared to $4.614 billion at June 30, 2022, and increased $111.2 million, or 3%, from $4.390 billion at December 31, 2022.

Migration of customer deposits resulted in an increase in Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”) deposits of $797.8 million to $824.1 million at June 30, 2023, compared to $26.3 million at June 30, 2022, and an increase of $793.7 million from $30.4 million at December 31, 2022. Noninterest-bearing demand deposits decreased ($526.5) million, or (29%), to $1.320 billion at June 30, 2023, compared to $1.846 billion at June 30, 2022, and decreased ($416.9) million from $1.737 billion at December 31, 2022, primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and ICS deposits.

Uninsured deposits were approximately $2.148 billion, 48% of total deposits, at June 30, 2023, $2.788 billion, or 64% of total deposits at December 31, 2022. The Company had 24,404 deposits accounts at June 30, 2023, with an average balance of $187,000, compared 23,833 deposit accounts, with an average balance of $184,000, at December 31, 2022. Deposits from the top 100 client relationships totaled $2.108 billion, representing 47% of total deposits, with an average account size of $401,000, representing 22% of the total number of accounts at June 30, 2023.

At June 30, 2023, the $824.1 million ICS/CDARS deposits comprised $411.1 million of interest-bearing demand deposits, $293.7 million of money market accounts and $119.3 million of time deposits. At June 30, 2022, the $26.3 million ICS/CDARS deposits comprised $20.4 million of interest-bearing demand deposits, $1.7 million of money market accounts and $4.2 million of time deposits. At December 31, 2022, the $30.4 million ICS/CDARS deposits comprised $26.0 million of interest-bearing demand deposits, $1.1 million of money market accounts and $3.3 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of June 30, 2023:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$45,986	36%
Over three months through six months	24,595	20%
Over six months through twelve months	52,387	41%
Over twelve months	3,634	3%
Total	$126,602	101%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Return on average assets	1.25%	1.11%	1.35%	1.04%
Return on average tangible assets	1.29%	1.15%	1.40%	1.07%
Return on average equity	10.12%	9.86%	11.06%	9.29%
Return on average tangible common equity	13.93%	14.06%	15.29%	13.28%
Average equity to average assets ratio	12.32%	11.31%	12.25%	11.16%

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 73.07% at June 30, 2023, compared to 66.81% at June 30, 2022, and 75.14% at December 31, 2022.

The Company’s total liquidity and borrowing capacity was $3.113 billion, all of which remained available at June 30, 2023. The available liquidity and borrowing capacity was 69% of total deposits and approximately 145% of estimated uninsured deposits of $2.148 billion at June 30, 2023. During the first six months of 2023, the Bank increased its credit line availability from the FRB and the FHLB by $1.515 billion to $2.354 billion at June 30, 2023, from $839.5 million at December 31, 2023.

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had $1.131 billion of loans and $375.5 million of securities pledged to the FHLB as collateral on an available line of credit of $1.088 billion at June 30, 2023, none of which was outstanding at June 30, 2023 and December 31, 2022. The Bank borrowed $150.0 million from the FHLB during the first quarter of 2023, which was repaid in full on April 20, 2023.

HBC can also borrow from the FRB’s discount window. HBC had $1.713 billion of loans and securities pledged to the FRB as collateral on an available line of credit of $1.267 billion at June 30, 2023, none of which was outstanding at June 30, 2023 and December 31, 2022. The Bank borrowed $150.0 million from the FRB during the first quarter of 2023, which was repaid in full on April 20, 2023.

At June 30, 2023, HBC had Federal funds purchased arrangements available of $80.0 million. There were no Federal funds purchased outstanding at June 30, 2023, June 30, 2022, and December 31, 2022.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at June 30, 2023, June 30, 2022, and December 31, 2022.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at June 30, 2023, June 30, 2022, and December 31, 2022.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $575,000, totaled $39.4 million at June 30, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40.0 million of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$495,624	$447,045	$475,609
Additional Tier 1 capital	—	—	—
Tier 1 Capital	495,624	447,045	475,609
Tier 2 Capital	82,357	77,104	79,201
Total Capital	$577,981	$524,149	$554,810

Risk-weighted assets	$3,745,332	$3,579,740	$3,747,246
Average assets for capital purposes	$5,110,590	$5,152,549	$5,196,294

Capital ratios:
Total Capital	15.4%	14.6%	14.8%
Tier 1 Capital	13.2%	12.5%	12.7%
Common equity Tier 1 Capital	13.2%	12.5%	12.7%
Tier 1 Leverage(1)	9.7%	8.7%	9.2%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$512,818	$465,042	$492,725
Additional Tier 1 capital	—	—	—
Tier 1 Capital	512,818	465,042	492,725
Tier 2 Capital	42,932	37,830	39,851
Total Capital	$555,750	$502,872	$532,576

Risk-weighted assets	$3,747,692	$3,577,894	$3,745,725
Average assets for capital purposes	$5,108,257	$5,150,742	$5,194,802

Capital ratios:
Total Capital	14.8%	14.1%	14.2%
Tier 1 Capital	13.7%	13.0%	13.2%
Common Equity Tier 1 Capital	13.7%	13.0%	13.2%
Tier 1 Leverage(1)	10.0%	9.0%	9.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At June 30, 2023, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2023, June 30, 2022, and December 31, 2022, the Company and HBC met all capital adequacy guidelines to which they were subject.

The following table summarizes components of the tangible common equity to tangible assets rato of the Company for the periods indicated:

	June 30,	June 30,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Total Equity	$653,670	$607,244	$632,456
Less: Preferred Stock	—	—	—
Total Common Equity	653,670	607,244	632,456
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(9,830)	(12,351)	(11,033)
Total Tangible Common Equity	$476,209	$427,262	$453,792

Asset components:
Total Assets	$5,311,837	$5,356,841	$5,157,580
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(9,830)	(12,351)	(11,033)
Total Tangible Assets	$5,134,376	$5,176,859	$4,978,916

Tangible Common Equity to Tangible Assets	9.27%	8.25%	9.11%

The following table summarizes components of the tangible common equity to tangible assets rato of HBC for the periods indicated:

	June 30,	June 30,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Total Equity	$670,836	$625,191	$649,545
Less: Preferred Stock	—	—	—
Total Common Equity	670,836	625,191	649,545
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(9,830)	(12,351)	(11,033)
Total Tangible Common Equity	$493,375	$445,209	$470,881

Asset components:
Total Assets	$5,314,170	$5,354,966	$5,157,093
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(9,830)	(12,351)	(11,033)
Total Tangible Assets	$5,136,709	$5,174,984	$4,978,429

Tangible Common Equity to Tangible Assets	9.60%	8.60%	9.46%

At June 30, 2023, the Company had total shareholders’ equity of $653.7 million, compared to $607.2 million at June 30, 2022, and $632.5 million at December 31, 2022. At June 30, 2023, total shareholders’ equity included $505.1 million in common stock, $165.9 million in retained earnings, and ($17.3) million of accumulated other comprehensive loss. The book value per share was $10.70 at June 30, 2023, compared to $10.01 at June 30, 2022, and $10.39 at December 31, 2022. The tangible book value per share was $7.80 at June 30, 2023, compared to $7.04 at June 30, 2022, and $7.46 at December 31, 2022.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	June 30,		December 31,
Accumulated Other Comprehensive Loss	2023	2022	2022

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(11,822)	$(3,036)	$(11,506)
Split dollar insurance contracts liability	(3,187)	(5,501)	(3,091)
Supplemental executive retirement plan liability	(2,352)	(7,508)	(2,371)
Unrealized gain on interest-only strip from SBA loans	103	127	112
Total accumulated other comprehensive loss	$(17,258)	$(15,918)	$(16,856)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from an instantaneous shift in interest rates from the base rate as of June 30, 2023:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$16,770	8.2%
+300	$12,537	6.2%
+200	$8,326	4.1%
+100	$4,147	2.0%
0
−100	$(5,371)	(2.6)%
−200	$(17,083)	(8.4)%
−300	$(32,894)	(16.2)%
−400	$(48,726)	(24.0)%

(1)	Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at June 30, 2023, the period covered by this report on Form 10-Q.

During the three and six months ended June 30, 2023, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The recent high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness in the financial services industry. While negative publicity and public opinion appear to have diminished in recent months, we cannot offer assurances that the underlying risks have ameliorated or that adverse media stories, other bank failures, or geopolitical or market conditions will not exacerbate or continue these conditions. Partly as a result of these conditions, some community and regional bank depositors have chosen to place their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, all of which have adversely affected, and may continue to materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Further, measures announced by the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation (“FDIC”) intended to reassure depositors of to the availability of their deposits may not be successful in restoring customer confidence in the banking system.

In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock. Further, recent experience has shown that the effects of these events on bank stock prices can cause a much more pronounced and widespread decline in trading values than might be expected based on an individual institution’s specific risk profile.

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

As a result of inflationary pressures and other general economic conditions, Federal Open Market Committee of the Board of Governors of the Federal Reserve System has rapidly and significantly increased interest rates over the last year. When interest rates increase, fixed-rate investment securities and loans held for sale tend to decline in value, because investors can often place funds in higher-yielding instruments rather than purchasing debt securities that have a yield that is lower than those earning at a newly-increased market interest rate. This sequence of events has caused a decline, and may cause a further decline, in the fair value of our securities classified as available-for-sale, resulting in both a charge against earnings to reflect the adverse impacts on securities and loans held for sale, and in unrealized losses affecting our loans and securities held to maturity. These trends can be exacerbated if the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth.

The loss of our deposit clients or substantial reduction of our deposit balances could force us to fund our business with more expensive and less stable funding sources.

As of June 30, 2023, deposits from our top 100 client relationships accounted for, in the aggregate, 48% of our total deposits. The deposits not insured by the FDIC (approximately $2.148 billion of uninsured deposits, or 48%, of our total deposits of $4.501 billion at June 30, 2023) could present a heightened risk of withdrawal, if such depositors materially decreased the volume of those deposits and it could reduce our liquidity. This risk is particularly significant if the Federal Deposit Insurance Corporation or other federal banking regulators were to withdraw or revise recently announced policies assuring the availability of both insured and uninsured deposits. We have traditionally obtained funds through deposits for use in lending and investment activities. Deposit outflows can occur for a number of reasons, including; clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security during prolonged periods of volatile and unstable market conditions. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, or we may be forced to increase our interest paid on deposits, either of which would adversely affect our net interest margin. The occurrence of any of these events could materially and adversely affect our business, results of operations and financial condition.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013)
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: August 4, 2023	/s/ Robertson clay jones
Robertson Clay Jones
Chief Executive Officer

Date: August 4, 2023	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer