Form 10-Q
period 2023-09-30
HERITAGE COMMERCE CORP
filed 2023-11-06
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

The Registrant had 61,099,155 shares of Common Stock outstanding on October 30, 2023.

HERITAGE COMMERCE CORP

QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. Such forward-looking statements may be deemed to include, among other things, statements relating to the Company’s future financial performance, projected cash flows of our investment securities portfolio, the performance of our loan portfolio, estimated net interest income resulting from a shift in interest rates, expectation of high credit quality issuers ability to repay, as well as statements relating to the anticipated effects on the Company’s financial condition and results of operations from expected developments or events.

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of the Heritage Commerce Corp’s (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the information set forth in Item 1A (Risk Factors) of this report, and including, but not limited to the following:

●	factors that affect our liquidity and our ability to meet customer demands for deposit withdrawals, including our cash on hand and the availability of funds from our lines of credit;
●	media items and consumer confidence as those factors affect depositors’ confidence in the banking system generally and our bank in particular;
●	factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;
●	the effect of our measures to assure adequate liquidity of deposits as those measures affect profitability, including increasing interest rates on deposits as a component of our interest expense;
●	our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolio;
●	events and circumstances that affect our borrowers’ financial condition, results of operations and cash flows, which may, during periods of economic uncertainty or decline, adversely affect those borrowers’ ability to repay our loans timely and in full, or to comply with their other obligations under our loan agreements with those customers;
●	geopolitical and domestic political developments, including ongoing conflicts in Ukraine and the Middle East, as well as other regions that are experiencing or that may in the future experience political or economic upheaval, that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;

●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and other factors that affect market interest rates generally;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to customers, whether held in the portfolio or in the secondary market;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	conditions relating to the impact of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	our ability to compete effectively with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related vacancy rates, and asset and market prices;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits on Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets or of the goodwill associated with previous acquisitions;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of the Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	risks resulting from domestic or international terrorism, riots, widespread mayhem, and similar events or circumstances;
●	risks of natural disasters (including earthquakes, fires, and flooding) and other events beyond our control; and
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Assets
Cash and due from banks	$40,076	$27,595
Other investments and interest-bearing deposits in other financial institutions	605,476	279,008
Total cash and cash equivalents	645,552	306,603
Securities available-for-sale, at fair value	457,194	489,596
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $13 at September 30, 2023 and
$14 at December 31, 2022 (fair value of $542,009 at September 30, 2023 and $614,452 at December 31, 2022)	664,681	714,990
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	841	2,456
Loans, net of deferred fees	3,285,461	3,298,550
Allowance for credit losses on loans	(47,702)	(47,512)
Loans, net	3,237,759	3,251,038
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,535	32,522
Company-owned life insurance	79,607	78,945
Premises and equipment, net	9,707	9,301
Goodwill	167,631	167,631
Other intangible assets	9,229	11,033
Accrued interest receivable and other assets	98,571	93,465
Total assets	$5,403,307	$5,157,580

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,243,501	$1,736,722
Demand, interest-bearing	1,004,185	1,196,427
Savings and money market	1,110,640	1,285,444
Time deposits - under $250	43,906	32,445
Time deposits - $250 and over	252,001	108,192
ICS/CDARS - interest-bearing demand, money market and time deposits	921,224	30,374
Total deposits	4,575,457	4,389,604
Subordinated debt, net of issuance costs	39,463	39,350
Accrued interest payable and other liabilities	126,457	96,170
Total liabilities	4,741,377	4,525,124

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,099,155 shares issued and outstanding at September 30, 2023 and
60,852,723 shares issued and outstanding at December 31, 2022	505,692	502,923
Retained earnings	173,707	146,389
Accumulated other comprehensive loss	(17,469)	(16,856)
Total shareholders' equity	661,930	632,456
Total liabilities and shareholders' equity	$5,403,307	$5,157,580

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$44,853	$38,870	$132,993	$110,509
Securities, taxable	6,797	5,874	20,835	13,725
Securities, exempt from Federal tax	232	260	718	828
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	8,909	5,170	20,860	8,574
Total interest income	60,791	50,174	175,406	133,636

Interest expense:
Deposits	14,880	1,595	31,504	3,855
Short-term borrowings	—	—	1,365	—
Subordinated debt	539	538	1,614	1,640
Total interest expense	15,419	2,133	34,483	5,495

Net interest income before provision for credit losses on loans	45,372	48,041	140,923	128,141
Provision for credit losses on loans	168	1,006	460	258
Net interest income after provision for credit losses on loans	45,204	47,035	140,463	127,883

Noninterest income:
Service charges and fees on deposit accounts	859	1,360	3,503	2,839
Increase in cash surrender value of life insurance	517	484	1,512	1,444
Gain on sales of SBA loans	207	308	482	491
Termination fees	118	16	129	61
Gain on proceeds from company owned life insurance	100	—	100	27
Servicing income	62	125	297	370
Gain on warrants	—	32	—	669
Other	353	456	1,033	1,438
Total noninterest income	2,216	2,781	7,056	7,339

Noninterest expense:
Salaries and employee benefits	14,147	14,119	42,943	41,416
Occupancy and equipment	2,301	2,415	7,123	7,129
Professional fees	717	1,230	3,265	3,601
Other	8,006	6,135	22,232	18,195
Total noninterest expense	25,171	23,899	75,563	70,341
Income before income taxes	22,249	25,917	71,956	64,881
Income tax expense	6,454	7,848	20,841	19,125
Net income	$15,795	$18,069	$51,115	$45,756

Earnings per common share:
Basic	$0.26	0.30	$0.84	$0.76
Diluted	$0.26	0.30	$0.83	$0.75

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Net income	$15,795	$18,069	$51,115	$45,756
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on
available-for-sale securities and I/O strips	(243)	(13,188)	(701)	(20,317)
Deferred income taxes	70	3,824	203	5,891
Change in unrealized gains (losses) on securities and I/O strips,
net of deferred income taxes	(173)	(9,364)	(498)	(14,426)
Change in net pension and other benefit plan liability adjustment	(35)	104	(104)	311
Deferred income taxes	(3)	(34)	(11)	(101)
Change in pension and other benefit plan liability, net of
deferred income taxes	(38)	70	(115)	210
Other comprehensive income (loss)	(211)	(9,294)	(613)	(14,216)
Total comprehensive income	$15,584	$8,775	$50,502	$31,540

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2022	60,339,837	$497,695	$111,329	$(10,996)	$598,028
Net income	—	—	12,866	—	12,866
Other comprehensive loss	—	—	—	(3,058)	(3,058)
Amortization of restricted stock awards,
net of forfeitures and taxes	—	518	—	—	518
Cash dividend declared $0.13 per share	—	—	(7,848)	—	(7,848)
Stock option expense, net of forfeitures and taxes	—	149	—	—	149
Stock options exercised	68,009	401	—	—	401
Balance March 31, 2022	60,407,846	498,763	116,347	(14,054)	601,056
Net income	—	—	14,821	—	14,821
Other comprehensive loss	—	—	—	(1,864)	(1,864)
Issuance (forfeitures) of restricted stock awards, net	189,305	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	477	—	—	477
Cash dividend declared $0.13 per share	—	—	(7,858)	—	(7,858)
Stock option expense, net of forfeitures and taxes	—	144	—	—	144
Stock options exercised	69,643	448	—	—	448
Balance June 30, 2022	60,666,794	499,832	123,310	(15,918)	607,224
Net income	—	—	18,069	—	18,069
Other comprehensive loss	—	—	—	(9,294)	(9,294)
Issuance (forfeitures) of restricted stock awards, net	37,000	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	1,234	—	—	1,234
Cash dividend declared $0.13 per share	—	—	(7,890)	—	(7,890)
Stock option expense, net of forfeitures and taxes	—	153	—	—	153
Stock options exercised	13,000	21	—	—	21
Balance September 30, 2022	60,716,794	$501,240	$133,489	$(25,212)	$609,517

Balance, January 1, 2023	60,852,723	502,923	146,389	(16,856)	632,456
Net income	—	—	18,917	—	18,917
Other comprehensive income	—	—	—	2,539	2,539
Amortization of restricted stock awards,
net of forfeitures and taxes	—	382	—	—	382
Cash dividend declared $0.13 per share	—	—	(7,916)	—	(7,916)
Stock option expense, net of forfeitures and taxes	—	147		—	147
Stock options exercised	95,884	683		—	683
Balance March 31, 2023	60,948,607	504,135	157,390	(14,317)	647,208
Net income	—	—	16,403	—	16,403
Other comprehensive loss	—	—	—	(2,941)	(2,941)
Issuance (forfeitures) of restricted stock awards, net	65,446	—	—	—	—
Forfeiture of restricted stock awards, net					—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	376	—	—	376
Cash dividend declared $0.13 per share	—	—	(7,940)	—	(7,940)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	96	—	—	96
Stock option expense, net of forfeitures and taxes	—	154	—	—	154
Stock options exercised	77,102	314	—	—	314
Balance June 30, 2023	61,091,155	$505,075	$165,853	$(17,258)	$653,670
Net income	—	—	15,795	—	15,795
Other comprehensive loss	—	—	—	(211)	(211)
Issuance (forfeitures) of restricted stock awards, net	8,000	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	321	—	—	321
Cash dividend declared $0.13 per share	—	—	(7,941)	—	(7,941)
RSUs and PRSUs expense, net of taxes	—	148	—	—	148
Stock option expense, net of forfeitures and taxes	—	148	—	—	148
Stock options exercised	—	—	—	—	—
Balance September 30, 2023	61,099,155	$505,692	$173,707	$(17,469)	$661,930

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,115	$45,756
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities	(3,746)	290
Gain on sale of SBA loans	(482)	(491)
Proceeds from sale of SBA loans originated for sale	8,035	7,689
SBA loans originated for sale	(5,938)	(7,392)
Provision for credit losses on loans	460	258
Increase in cash surrender value of life insurance	(1,512)	(1,444)
Depreciation and amortization	828	850
Amortization of other intangible assets	1,804	1,976
Stock option expense, net	449	446
RSUs and PRSUs expense	244	—
Amortization of restricted stock awards, net	1,079	2,229
Amortization of subordinated debt issuance costs	113	134
Gain on proceeds from company-owned life insurance	(100)	(27)
Effect of changes in:
Accrued interest receivable and other assets	(4,400)	(3,225)
Accrued interest payable and other liabilities	29,642	(4,337)
Net cash provided by operating activities	77,591	42,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(414,025)
Purchase of securities held-to-maturity	—	(119,447)
Maturities/paydowns/calls of securities available-for-sale	36,283	18,442
Maturities/paydowns/calls of securities held-to-maturity	49,500	72,794
Purchase of mortgage loans	—	(148,014)
Net change in loans	12,819	22,720
Changes in FHLB stock and other investments	(13)	(13)
Proceeds from redemption of company-owned life insurance	950	604
Purchase of premises and equipment	(1,234)	(639)
Net cash provided by (used in) investing activities	98,305	(567,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	185,853	(76,147)
Exercise of stock options	997	870
Payment of cash dividends	(23,797)	(23,596)
Redemption of subordinated debt	—	(40,000)
Issuance of subordinated debt, net of issuance costs	—	39,274
Net cash provided by (used in) financing activities	163,053	(99,599)
Net increase (decrease) in cash and cash equivalents	338,949	(624,465)
Cash and cash equivalents, beginning of period	306,603	1,306,216
Cash and cash equivalents, end of period	$645,552	$681,751

Supplemental disclosures of cash flow information:
Interest paid	$29,887	$4,878
Income taxes paid, net	$79	$19,171

Supplemental schedule of non-cash activity:
Recording of right of use assets in exchange for lease obligations	$541	$1,751
Transfer of loans held-for-sale to loan portfolio	$—	$480

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. Material estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses and any impairment of goodwill or intangible assets. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those we applied, which might have produced different results that could have had a material effect on the financial statements.

The results for the three months and nine months ended September 30, 2023 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2023.

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

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. Unvested restricted stock units are not considered participating securities and as a result are not considered outstanding under the two class method of computing basic earnings per common share. There were 1,905,852 and 1,763,377 weighted average stock options outstanding for the three months and nine months ended September 30, 2023, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were no weighted average RSUs outstanding for the three months ended September 30, 2023, and 66,458 weighted average RSUs outstanding for the nine months ended September 30, 2023, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were 1,377,019 and 1,224,442 weighted average stock options outstanding for the three months and nine months ended September 30, 2022, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands, except per share amounts)
Net income	$15,795	$18,069	$51,115	$45,756

Weighted average common shares outstanding
for basic earnings per common share	61,093,289	60,686,992	61,012,315	60,541,015
Dilutive potential common shares	342,951	436,809	272,275	463,825
Shares used in computing diluted
earnings per common share	61,436,240	61,123,801	61,284,590	61,004,840

Basic earnings per share	$0.26	$0.30	$0.84	$0.76
Diluted earnings per share	$0.26	$0.30	$0.83	$0.75

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2023 and 2022
	Unrealized
	Losses on
	Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance July 1, 2023, net of taxes	$(11,719)	$(5,539)	$(17,258)
Other comprehensive income (loss) before reclassification,
net of taxes	(173)	(13)	(186)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(25)	(25)
Net current period other comprehensive income (loss),
net of taxes	(173)	(38)	(211)

Ending balance September 30, 2023, net of taxes	$(11,892)	$(5,577)	$(17,469)

Beginning balance July 1, 2022, net of taxes	$(2,909)	$(13,009)	$(15,918)
Other comprehensive income (loss) before reclassification,
net of taxes	(9,364)	(3)	(9,367)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	73	73
Net current period other comprehensive income (loss),
net of taxes	(9,364)	70	(9,294)

Ending balance September 30, 2022, net of taxes	$(12,273)	$(12,939)	$(25,212)

	Nine Months Ended September 30, 2023 and 2022
	Unrealized
	Losses on
	Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2023, net of taxes	$(11,394)	$(5,462)	$(16,856)
Other comprehensive loss before reclassification,
net of taxes	(498)	(41)	(539)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(74)	(74)
Net current period other comprehensive income (loss),
net of taxes	(498)	(115)	(613)

Ending balance September 30, 2023, net of taxes	$(11,892)	$(5,577)	$(17,469)

Beginning balance January 1, 2022, net of taxes	$2,153	$(13,149)	$(10,996)
Other comprehensive income (loss) before reclassification,
net of taxes	(14,426)	(9)	(14,435)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	219	219
Net current period other comprehensive income (loss),
net of taxes	(14,426)	210	(14,216)

Ending balance September 30, 2022, net of taxes	$(12,273)	$(12,939)	$(25,212)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2023	2022	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$48	$10
Prior service cost and actuarial losses (3)	(13)	(114)
	35	(104)	Other noninterest expense
	(10)	31	Income tax benefit
	25	(73)	Net of tax
Total reclassification from AOCI for the period	$25	$(73)

	Amounts Reclassified from
	AOCI
	Nine Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2023	2022	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$143	$31
Prior service cost and actuarial losses (3)	(39)	(342)
	104	(311)	Other noninterest expense
	(30)	92	Income tax benefit
	74	(219)	Net of tax
Total reclassification from AOCI for the period	$74	$(219)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
September 30, 2023	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$406,602	$—	$(9,606)	$—	$396,996
Agency mortgage-backed securities	67,383	—	(7,185)	—	60,198
Total	$473,985	$—	$(16,791)	$—	$457,194

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
September 30, 2023	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$632,241	$—	$(119,932)	$512,309	$—
Municipals - exempt from Federal tax	32,453	—	(2,753)	29,700	(13)
Total	$664,694	$—	$(122,685)	$542,009	$(13)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2022	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$428,797	$—	$(10,323)	$—	$418,474
Agency mortgage-backed securities	76,916	—	(5,794)	—	71,122
Total	$505,713	$—	$(16,117)	$—	$489,596

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2022	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$677,381	$235	$(99,977)	$577,639	$—
Municipals - exempt from Federal tax	37,623	9	(819)	36,813	(14)
Total	$715,004	$244	$(100,796)	$614,452	$(14)

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows for the periods indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$4,853	$(108)	$392,143	$(9,498)	$396,996	$(9,606)
Agency mortgage-backed securities	—	—	60,198	(7,185)	60,198	(7,185)
Total	$4,853	$(108)	$452,341	$(16,683)	$457,194	$(16,791)

Securities held-to-maturity:
Agency mortgage-backed securities	$24,959	$(1,167)	$487,350	$(118,765)	$512,309	$(119,932)
Municipals — exempt from Federal tax	16,723	(1,264)	12,977	(1,489)	29,700	(2,753)
Total	$41,682	$(2,431)	$500,327	$(120,254)	$542,009	$(122,685)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$418,474	$(10,323)	$—	$—	$418,474	$(10,323)
Agency mortgage-backed securities	71,122	(5,794)	—	—	71,122	(5,794)
Total	$489,596	$(16,117)	$—	$—	$489,596	$(16,117)

Securities held-to-maturity:
Agency mortgage-backed securities	$136,264	$(12,866)	$429,257	$(87,111)	$565,521	$(99,977)
Municipals — exempt from Federal tax	31,007	(819)	—	—	31,007	(819)
Total	$167,271	$(13,685)	$429,257	$(87,111)	$596,528	$(100,796)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At September 30, 2023, the Company held 442 securities (168 available-for-sale and 274 held-to-maturity), of which 438 had fair value below amortized cost. The unrealized losses were due to higher interest rates in comparison to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be credit impaired at September 30, 2023.

The amortized cost and estimated fair values of securities as of September 30, 2023 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$15,963	$15,947
Due after three months through one year	208,050	204,833
Due after one through five years	182,589	176,216
Agency mortgage-backed securities	67,383	60,198
Total	$473,985	$457,194

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value

	(Dollars in thousands)
Due after three months through one year	$1,065	$1,055
Due after one through five years	6,459	6,164
Due after five through ten years	24,353	21,946
Due after ten years	576	535
Agency mortgage-backed securities	632,241	512,309
Total	$664,694	$542,009

(1)	Gross of the allowance for credit losses of $13,000 at September 30, 2023.

Securities with amortized cost of $1,055,583,000 and $66,272,000 as of September 30, 2023 and December 31, 2022 were pledged to secure public deposits and for other purposes as required or permitted by law or contract. The increase in pledged securities at September 30, 2023 was due to an increase in securities pledged to secure our collateralized lines of credit with the FHLB and FRB.

The table below presents a roll-forward by major security type for the nine months ended September 30, 2023 of the allowance for credit losses on debt securities held-to-maturity at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2023	$14
Recapture of credit losses	(1)
Ending balance September 30, 2023	$13

For the nine months ended September 30, 2023, the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio decreased ($1,000) to $13,000. The bond ratings for the Company’s municipal investment securities at September 30, 2023 were consistent with the ratings at December 31, 2022.

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

Management’s methodology for estimating the allowance balance consists of several key elements, which include pooling loans with similar characteristics into segments and using a discounted cash flow calculation to estimate losses. The discounted cash flow model inputs include loan level cash flow estimates for each loan segment based on peer and bank historic loss correlations with certain economic factors. Management uses a four quarter forecast of each economic factor that is used for each loan segment and the economic factors are assumed to revert to the historic mean over an eight quarter period after the forecast period. The economic factors management has selected include the California unemployment rate, California gross domestic product, California home price index, and a national CRE value index. These factors are evaluated and updated as economic conditions change. Additionally, management uses qualitative adjustments to the discounted cash flow quantitative loss estimates in certain cases when management has determined an adjustment is necessary. These qualitative adjustments are applied by pooled loan segment and have been added for increased risk due to loan quality trends, collateral risk, or other risks management determines are not adequately captured in the discounted cash flow loss estimation. Specific allowances on individually evaluated loans are combined to the allowance on pools of loans with similar risk characteristics to derive the total allowance for credit losses on loans.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $473,000 of Small Business Administration (“SBA”) Paycheck Protection Program loans and $52,082,000 of Bay View Funding factored receivables at September 30, 2023, compared to $1,166,000 and $79,263,000, respectively, at December 31, 2022.

Commercial Real Estate (“CRE”)

CRE loans rely primarily on the cash flows of the properties securing the loan and secondarily on the value of the property that is securing the loan. CRE loans comprise two segments differentiated by owner occupied CRE and non-owner occupied CRE. Owner occupied CRE loans are secured by commercial properties that are at least 50% occupied by the borrower or borrower affiliate. Non-owner occupied CRE loans are secured by commercial properties that are less than 50% occupied by the borrower or borrower affiliate. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy.

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

Residential Mortgages

Residential mortgage loans are secured by 1-4 family residences which are generally owner-occupied. Repayment of these loans depends primarily on the personal income of the borrower and secondarily on the value of the property securing the loan which can be impacted by changes in economic conditions such as the unemployment rate and property values. These are term loans and are acquired.

Consumer and Other

Consumer and other loans are secured by personal property or are unsecured and rely primarily on the income of the borrower for repayment and secondarily on the collateral value for secured loans. Borrower income and collateral values can vary depending on economic conditions.

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$430,664	$533,915
Real estate:
CRE - owner occupied	589,751	614,663
CRE - non-owner occupied	1,208,324	1,066,368
Land and construction	158,138	163,577
Home equity	124,477	120,724
Multifamily	253,129	244,882
Residential mortgages	503,006	537,905
Consumer and other	18,526	17,033
Loans	3,286,015	3,299,067
Deferred loan fees, net	(554)	(517)
Loans, net of deferred fees	3,285,461	3,298,550
Allowance for credit losses on loans	(47,702)	(47,512)
Loans, net	$3,237,759	$3,251,038

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803
Charge-offs	(447)	—	—	—	—	—	—	—	(447)
Recoveries	59	2	—	—	117	—	—	—	178
Net (charge-offs) recoveries	(388)	2	—	—	117	—	—	—	(269)
Provision for (recapture of) credit losses on loans	(557)	(120)	1,396	(126)	(140)	331	(635)	19	168
End of period balance	$5,605	$5,345	$24,919	$2,744	$707	$4,714	$3,494	$174	$47,702

	Three Months Ended September 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490
Charge-offs	(7)	—	—	—	—	—	—	—	(7)
Recoveries	202	4	—	—	26	—	—	200	432
Net recoveries	195	4	—	—	26	—	—	200	425
Provision for (recapture of) credit losses on loans	302	(96)	(416)	(7)	(36)	406	1,077	(224)	1,006
End of period balance	$7,099	$5,917	$21,058	$2,491	$685	$3,230	$6,309	$132	$46,921

	Nine Months Ended September 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(605)	—	—	—	(246)	—	—	—	(851)
Recoveries	247	10	—	—	324	—	—	—	581
Net (charge-offs) recoveries	(358)	10	—	—	78	—	—	—	(270)
Provision for (recapture of) credit losses on loans	(654)	(416)	2,784	(197)	(37)	1,348	(2,413)	45	460
End of period balance	$5,605	$5,345	$24,919	$2,744	$707	$4,714	$3,494	$174	$47,702

	Nine Months Ended September 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(378)	—	—	—	—	—	—	—	(378)
Recoveries	335	11	—	—	81	—	—	3,324	3,751
Net (charge-offs) recoveries	(43)	11	—	—	81	—	—	3,324	3,373
Provision for (recapture of) credit losses on loans	(1,272)	(2,048)	3,933	660	(260)	434	2,177	(3,366)	258
End of period balance	$7,099	$5,917	$21,058	$2,491	$685	$3,230	$6,309	$132	$46,921

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	September 30, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$1,269	$443	$1,966	$3,678
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Home equity	90	—	—	90
Residential mortgages	1,716	—	—	1,716
Total	$3,075	$443	$1,966	$5,484

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

The following tables present the aging of past due loans by class for the periods indicated:

	September 30, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,621	$1,298	$3,382	$9,301	$421,363	$430,664
Real estate:
CRE - Owner Occupied	—	809	—	809	588,942	589,751
CRE - Non-Owner Occupied	—	—	—	—	1,208,324	1,208,324
Land and construction	—	—	—	—	158,138	158,138
Home equity		—	90	90	124,387	124,477
Multifamily	—	—	—	—	253,129	253,129
Residential mortgages	—	—	1,716	1,716	501,290	503,006
Consumer and other	15	—	—	15	18,511	18,526
Total	$4,636	$2,107	$5,188	$11,931	$3,274,084	$3,286,015

	December 31, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,236	$2,519	$703	$10,458	$523,457	$533,915
Real estate:
CRE - Owner Occupied	252	—	—	252	614,411	614,663
CRE - Non-Owner Occupied	—	—	1,336	1,336	1,065,032	1,066,368
Land and construction	—	—	—	—	163,577	163,577
Home equity	—	98	—	98	120,626	120,724
Multifamily	—	—	—	—	244,882	244,882
Residential mortgages	4,202	720	—	4,922	532,983	537,905
Consumer and other	—	—	—	—	17,033	17,033
Total	$11,690	$3,337	$2,039	$17,066	$3,282,001	$3,299,067

Past due loans 30 days or greater totaled $11,931,000 and $17,066,000 at September 30, 2023 and December 31, 2022, respectively, of which $2,522,000 and $479,000 were on nonaccrual, respectively. At September 30, 2023, there were also $996,000 of loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2022, there were also $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of September 30, 2023 and December 31, 2022.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at September 30, 2023 and December 31, 2022. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at September 30, 2023 and December 31, 2022. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed.  The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
	Term Loans Amortized Cost Basis by Originated Period as of September 30, 2023						Loans
						2018 and	Amortized
	9/30/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	Prior	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$88,304	$26,356	$22,309	$16,302	$13,713	$23,489	$219,252	$409,725
Special Mention	2,020	2,657	492	—	425	1,139	6,015	12,748
Substandard	231	876	521	—	307	3,795	749	6,479
Substandard-Nonaccrual	—	—	223	—	283	506	700	1,712
Total	90,555	29,889	23,545	16,302	14,728	28,929	226,716	430,664

CRE - Owner Occupied:
Pass	25,554	86,171	114,303	69,100	53,704	218,884	10,643	578,359
Special Mention	—	1,574	3,263	467	—	4,975	—	10,279
Substandard	—	—	—	—	1,107	6	—	1,113
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	25,554	87,745	117,566	69,567	54,811	223,865	10,643	589,751

CRE - Non-Owner Occupied:
Pass	176,351	237,904	267,063	28,534	102,839	376,429	2,355	1,191,475
Special Mention	—	—	—	—	—	8,959	—	8,959
Substandard	—	—	—	—	—	7,666	224	7,890
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	176,351	237,904	267,063	28,534	102,839	393,054	2,579	1,208,324

Land and construction:
Pass	39,051	62,958	33,165	12,184	1,884	—	—	149,242
Special Mention	—	—	—	—	4,235	—	—	4,235
Substandard	—	—	3,706	955	—	—	—	4,661
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	39,051	62,958	36,871	13,139	6,119	—	—	158,138

Home equity:
Pass	—	—	—	—	—	933	117,621	118,554
Special Mention	—	—	—	—	—	—	2,295	2,295
Substandard	—	—	—	—	—	—	3,538	3,538
Substandard-Nonaccrual	—	—	—	—	—	—	90	90
Total	—	—	—	—	—	933	123,544	124,477

Multifamily:
Pass	28,725	41,477	56,134	5,426	42,397	76,408	325	250,892
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,237	—	2,237
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	28,725	41,477	56,134	5,426	42,397	78,645	325	253,129

Residential mortgage:
Pass	1,191	178,799	279,895	1,045	7,661	29,730	—	498,321
Special Mention	—	1,343	—	—	—	—	—	1,343
Substandard	—	1,430	—	—	—	196	—	1,626
Substandard-Nonaccrual	—	1,716	—	—	—	—	—	1,716
Total	1,191	183,288	279,895	1,045	7,661	29,926	—	503,006

Consumer and other:
Pass	—	1,380	6	—	—	2,081	14,992	18,459
Special Mention	—	—	67	—	—	—	—	67
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	—	1,380	73	—	—	2,081	14,992	18,526

Total loans	$361,427	$644,641	$781,147	$134,013	$228,555	$757,433	$378,799	$3,286,015

Risk Grades:
Pass	$359,176	$635,045	$772,875	$132,591	$222,198	$727,954	$365,188	$3,215,027
Special Mention	2,020	5,574	3,822	467	4,660	15,073	8,310	39,926
Substandard	231	2,306	4,227	955	1,414	13,900	4,511	27,544
Substandard-Nonaccrual	—	1,716	223	—	283	506	790	3,518
Grand Total	$361,427	$644,641	$781,147	$134,013	$228,555	$757,433	$378,799	$3,286,015

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2022						Amortized
	2022	2021	2020	2019	2018	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$102,969	$36,752	$24,406	$19,272	$12,089	$21,127	$293,546	$510,161
Special Mention	3,408	1,060	192	1,123	—	6,031	5,551	17,365
Substandard	4	—	—	145	—	102	5,496	5,747
Substandard-Nonaccrual	—	279	—	—	330	33	—	642
Total	106,381	38,091	24,598	20,540	12,419	27,293	304,593	533,915

CRE - Owner Occupied:
Pass	92,689	116,266	75,007	59,887	58,180	194,584	8,758	605,371
Special Mention	—	2,033	867	1,120	—	4,410	—	8,430
Substandard	—	660	—	—	193	9	—	862
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	92,689	118,959	75,874	61,007	58,373	199,003	8,758	614,663

CRE - Non-Owner Occupied:
Pass	239,556	278,051	31,848	101,854	63,905	337,048	3,245	1,055,507
Special Mention	—	—	—	—	—	4,883	—	4,883
Substandard	—	—	—	—	—	5,978	—	5,978
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	239,556	278,051	31,848	101,854	63,905	347,909	3,245	1,066,368

Land and construction:
Pass	62,241	72,847	22,459	6,030	—	—	—	163,577
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	62,241	72,847	22,459	6,030	—	—	—	163,577

Home equity:
Pass	—	—	—	—	—	44	117,950	117,994
Special Mention	—	—	—	—	—	—	2,346	2,346
Substandard	—	—	—	—	—	144	142	286
Substandard-Nonaccrual	—	98	—	—	—	—		98
Total	—	98	—	—	—	188	120,438	120,724

Multifamily:
Pass	42,111	69,824	4,871	42,412	15,356	66,380	180	241,134
Special Mention	—	—	657	771	—	2,320	—	3,748
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	42,111	69,824	5,528	43,183	15,356	68,700	180	244,882

Residential mortgage:
Pass	191,907	296,270	1,068	6,788	2,724	33,290	—	532,047
Special Mention	—	—	—	1,058	1,482	2,387	—	4,927
Substandard	—	—	—	—	—	931	—	931
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	191,907	296,270	1,068	7,846	4,206	36,608	—	537,905

Consumer and other:
Pass	389	13	—	—	1,364	1,283	13,647	16,696
Special Mention	—	82	—	6	—	—	249	337
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	389	95	—	6	1,364	1,283	13,896	17,033

Total loans	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

Risk Grades:
Pass	$731,862	$870,023	$159,659	$236,243	$153,618	$653,756	$437,326	$3,242,487
Special Mention	3,408	3,175	1,716	4,078	1,482	20,031	8,146	42,036
Substandard	4	660	—	145	193	7,164	5,638	13,804
Substandard-Nonaccrual	—	377	—	—	330	33	—	740
Grand Total	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

The following tables present the gross charge-offs by class of loans and year of origination for the three and nine months ended September 30, 2023:

Gross Charge-offs by Originated Period for the Three Months Ended September 30, 2023
						2018 and	Revolving
	09/30/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	Prior	Loans	Total

(Dollars in thousands)
Commercial	$1	$45	$—	$—	$229	$172	$—	$447
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$1	$45	$—	$—	$229	$172	$—	$447

Gross Charge-offs by Originated Period for the Nine Months Ended September 30, 2023
						2018 and	Revolving
	09/30/2023	12/31/2022	12/31/2021	12/31/2020	12/31/2019	Prior	Loans	Total

(Dollars in thousands)
Commercial	$1	$49	$—	$—	$278	$277	$—	$605
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	246	246
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$1	$49	$—	$—	$278	$277	$246	$851

The amortized cost basis of collateral-dependent loans by business assets was $443,000 at September 30, 2023. The amortized cost basis of collateral-dependent loans by business assets was $324,000 at December 31, 2022.

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

The following tables present the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified through the three and nine months ended September 30, 2023, by segment and type of modification. The percentage of the amortized cost basis of the loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three Months Ended September 30, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$—	$25	$—	$—	$—	$—	0.01%
Total	$—	$25	$—	$—	$—	$—	0.01%

Nine Months Ended September 30, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$—	$79	$—	$—	$—	$2	0.02%
Total	$—	$79	$—	$—	$—	$2	0.02%

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

Three Months Ended September 30, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

(Dollars in thousands)
Commercial	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Nine Months Ended September 30, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

	(Dollars in thousands)
Commercial	$37	$—	$—	$37
Total	$37	$—	$—	$37

The following tables presents the financial effect of the loan modification presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$—	—%	—
Total	$—	—%	—

Nine Months Ended September 30, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$3	0.25%	14
Total	$3	0.25%	14

There were no payment defaults for loans modified for the three and nine months ended September 30, 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

6) Goodwill and Other Intangible Assets

Goodwill

At September 30, 2023, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value (“Step Zero”). If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, then a quantitative impairment test is required. The quantitative assessment identifies if a reporting unit’s fair value is less than its carrying value. If it is, then the Company will recognize goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

The Company's policy is to test goodwill for impairment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. In the second quarter of 2023, Management determined that a triggering event had occurred as a result of the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent three regional bank failures that resulted in an industry wide crisis resulted in a decrease in the Company's stock price and market capitalization and a revision of the earnings outlook for the remainder of 2023.  The Company performed a qualitative assessment as of June 30, 2023 and determined that there was no impairment as the fair value exceeded the carrying amount of the Company. The Company continued to monitor events and circumstances in the third quarter of 2023 and determined that, in the absence of deterioration of performance during the quarter and based on the stability of conditions subsequent to the impairment testing performed in the second quarter of 2023, it was more likely than not that its fair value was greater than its carrying value as of September 30, 2023.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	September 30, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(16,091)	$8,932
Customer relationship and brokered relationship intangibles	1,900	(1,694)	206
Below market leases	110	(19)	91
Total	$27,033	$(17,804)	$9,229

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(14,429)	$10,594
Customer relationship and brokered relationship intangibles	1,900	(1,551)	349
Below market leases	110	(20)	90
Total	$27,033	$(16,000)	$11,033

As of September 30, 2023, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2023 remaining	$555	47	$(1)	$601
2024	2,023	159	5	2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
2028	999	—	18	1,017
2029	610	—	15	625
	$8,932	$206	$91	$9,229

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2023 and December 31, 2022.

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

The Company had net deferred tax assets of $30,578,000 and $32,176,000, at September 30, 2023 and December 31, 2022, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2023 and December 31, 2022 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Low income housing investments	$2,980	$3,537
Future commitments	$517	$523

The Company expects $27,000 of the future commitments to be paid in 2023, and $490,000 in 2024 through 2026.

For tax purposes, the Company had low income housing tax credits of $180,000 and $210,000 for the three months ended September 30, 2023 and 2022, respectively, and low income housing investment expense of $186,000 and $211,000, respectively. For tax purposes, the Company had low income housing tax credit of $540,000 and $630,000 for the nine months ended September 30, 2023 and 2022, respectively, and low income housing investment expense of $557,000 and $632,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$48	$87	$144	$261
Interest cost	324	216	972	648
Amortization of net actuarial loss	13	114	39	342
Net periodic benefit cost	$385	$417	$1,155	$1,251

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,060	$9,244
Interest cost	274	246
Actuarial loss	—	(2,430)
Projected benefit obligation at end of period	$7,334	$7,060

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Net actuarial loss	$2,511	$2,301
Prior transition obligation	723	790
Accumulated other comprehensive loss	$3,234	$3,091

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(48)	$(10)	$(143)	$(31)
Interest cost	92	62	274	185
Net periodic benefit cost	$44	$52	$131	$154

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at September 30, 2023
Available-for-sale securities:
U.S. Treasury	$396,996	$396,996	$—	$—
Agency mortgage-backed securities	60,198	—	60,198	—
I/O strip receivables	125	—	125	—

Assets at December 31, 2022
Available-for-sale securities:
U.S. Treasury	$418,474	$418,474	$—	$—
Agency mortgage-backed securities	71,122	—	71,122	—
I/O strip receivables	152	—	152	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at September 30, 2023 or December 31, 2022.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At September 30, 2023 and December 31, 2022, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at September 30, 2023 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$645,552		$645,552	$—	$—	$645,552
Securities available-for-sale	457,194		396,996	60,198	—	457,194
Securities held-to-maturity	664,681		—	542,009	—	542,009
Loans (including loans held-for-sale)	3,286,302	(1)	—	841	3,050,295	3,051,136
FHLB stock, FRB stock, and other
investments	32,535		—	—	—	N/A
Accrued interest receivable	15,919		1,743	2,668	11,508	15,919
I/O strips receivables	125		—	125	—	125
Liabilities:
Time deposits	$458,873		$—	$460,164	$—	$460,164
Other deposits	4,116,584		—	4,116,584	—	4,116,584
Subordinated debt	39,463		—	32,663	—	32,663
Accrued interest payable	5,081		—	5,081	—	5,081

(1) Before allowance for credit losses on loans of $47,702,000.

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

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which increased the number of shares available by 600,000 shares. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, RSUs and PRSUs. The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. To date, each RSU will vest ratably over three years and PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the nine months ended September 30, 2023, the Company granted 377,000 shares of nonqualified stock options, 73,446 shares of restricted stock, 119,362 shares of RSUs and 119,358 of PRSUs. There were 1,413,531 shares available for the issuance of equity awards under the 2023 Plan as of September 30, 2023.

Stock option activity under the Equity Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2023	2,527,173	$10.44
Granted	377,000	$7.41
Exercised	(172,986)	$5.76
Forfeited or expired	(54,773)	$10.57
Outstanding at September 30, 2023	2,676,414	$10.31	5.71	$1,466,857
Vested or expected to vest	2,515,829		5.71	$1,378,845
Exercisable at September 30, 2023	1,915,909		4.49	$1,101,078

Information related to the Equity Plans for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
Intrinsic value of options exercised	$620,013	$719,946
Cash received from option exercise	$996,453	$869,950
Tax benefit (expense) realized from option exercises	$(5,902)	$53,552
Weighted average fair value of options granted	$1.32	$2.18

As of September 30, 2023, there was $1,329,000 of total unrecognized compensation cost related to unvested stock options granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.78 years.

Restricted stock activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2023	253,491	$11.05
Granted	73,446	$7.53
Vested	(141,524)	$7.82
Nonvested shares at September 30, 2023	185,413	$10.87

As of September 30, 2023, there was $1,356,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Plans. The cost is expected to be recognized over a weighted-average period of approximately 1.35 years.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2023	—	$—
Granted	119,362	$7.41
Nonvested shares at September 30, 2023	119,362	$7.41

As of September 30, 2023, there were $762,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.59 years.

PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2023	—	$—
Granted	119,358	$7.41
Nonvested shares at September 30, 2023	119,358	$7.41

As of September 30, 2023, there were $762,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.59 years.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had $1,219,962,000 of loans and $377,931,000 of securities pledged to the FHLB as collateral on an available line of credit of $1,151,769,000 at September 30, 2023, none of which was outstanding at September 30, 2023 and December 31, 2022.

HBC can also borrow from the FRB discount window. HBC had $1,666,839,000 of loans and securities pledged to the FRB as collateral on an available line of credit of $1,214,537,000 at September 30, 2023, none of which was outstanding at September 30, 2023 and December 31, 2022.

At September 30, 2023, HBC had Federal funds purchased arrangements available amounting to $80,000,000. There were no Federal funds purchased outstanding at September 30, 2023 and December 31, 2022.

The Company has a $20,000,000 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2023 and December 31, 2022.

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at September 30, 2023 and December 31, 2022.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $537,000, totaled $39,463,000 at September 30, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2023. There are no conditions or events since September 30, 2023, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2023 and December 31, 2022, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2023
Total Capital	$587,174	15.6%	$395,037	10.5%
(to risk-weighted assets)
Tier 1 Capital	$504,872	13.4%	$319,792	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$504,872	13.4%	$263,358	7.0%
(to risk-weighted assets)
Tier 1 Capital	$504,872	9.6%	$209,433	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2023
Total Capital	$565,450	15.0%	$376,180	10.0%	$394,990	10.5%
(to risk-weighted assets)
Tier 1 Capital	$522,611	13.9%	$300,945	8.0%	$319,754	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$522,611	13.9%	$244,518	6.5%	$263,327	7.0%
(to risk-weighted assets)
Tier 1 Capital	$522,611	10.0%	$261,756	5.0%	$209,405	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2022
Total Capital	$532,576	14.2%	$374,572	10.0%	$393,301	10.5%
(to risk-weighted assets)
Tier 1 Capital	$492,725	13.2%	$299,658	8.0%	$318,387	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$492,725	13.2%	$243,472	6.5%	$262,201	7.0%
(to risk-weighted assets)
Tier 1 Capital	$492,725	9.5%	$259,740	5.0%	$207,792	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,463,000 at September 30, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2023, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $42,085,000. HBC distributed to HCC dividends of $8,000,000 during the first, second, and third quarters of 2023 for a total of $24,000,000.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at September 30, 2023 follows:

D.C. Solar Related:

●	In December 2020, Solar Eclipse Investment Fund III, et al v. Heritage Bank of Commerce, et al., was filed against the Bank, and others, in the Superior Court of the State of California for the County of Solano. The case relates to the Bank’s former deposit relationships with investment funds sponsored by D.C. Solar and affiliates (collectively “D.C. Solar”). D.C. Solar is a former customer that allegedly perpetrated a Ponzi scheme and declared bankruptcy. In October 2021, the court sustained the Bank’s demurrer without leave to amend on all but two counts. Subsequently, the 26 plaintiffs sought to overturn the court’s ruling in favor of the Bank by filing a petition for a writ of mandate in the California District Court of Appeal, which denied the petition. On December 12, 2022, the court granted the Bank’s motion for judgment on the pleadings on one of the two remaining counts. On May 4, 2023, the court granted the Bank’s motion for summary judgment on the sole remaining count, and there are no further claims pending against the Bank. Final resolution of these claims is anticipated in the near future and management does not expect to incur any loss or material legal expenses in connection therewith.

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

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, the Company cannot reasonably estimate the amount or range of possible losses, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,167,465,000 at September 30, 2023, and $1,134,619,000 at December 31, 2022. Unused commitments represented 36% and 34% of outstanding gross loans at September 30, 2023 and December 31, 2022, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	September 30, 2023			December 31, 2022
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$73,713	$1,078,837	$1,152,550	$87,348	$1,036,847	$1,124,195
Standby letters of credit	5,918	8,997	14,915	1,565	8,859	10,424
	$79,631	$1,087,834	$1,167,465	$88,913	$1,045,706	$1,134,619

For the nine months ended September 30, 2023, there was a decrease of $29,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The decrease in the allowance for credit losses for off-balance sheet credit exposures in the first nine months of 2023 was driven by lower loan commitments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $791,000 at September 30, 2023 and $820,000 at December 31, 2022.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	September 30,
	2023	2022

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$859	$1,360
Total noninterest income in-scope of Topic 606	859	1,360
Noninterest Income Out-of-scope of Topic 606	1,357	1,421
Total noninterest income	$2,216	$2,781

	Nine Months Ended
	September 30,
	2023	2022

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$3,503	$2,839
Total noninterest income in-scope of Topic 606	3,503	2,839
Noninterest Income Out-of-scope of Topic 606	3,553	4,500
Total noninterest income	$7,056	$7,339

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Salaries and employee benefits	$14,147	$14,119	$42,943	$41,416
Occupancy and equipment	2,301	2,415	7,123	7,129
Insurance expense	1,595	1,361	4,627	3,447
Data processing	906	562	2,593	1,894
Professional fees	717	1,230	3,265	3,601
Federal Deposit Insurance Corporation ("FDIC") assessments	688	285	1,599	1,215
Software subscriptions	682	509	1,903	1,383
Client services	682	438	1,633	1,375
Other	3,453	2,980	9,877	8,881
Total noninterest expense	$25,171	$23,899	$75,563	$70,341

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of September 30, 2023, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $31,979,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,677	$1,691	$5,087	$4,931
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,678	$1,252	$5,026	$3,697
Operating Lease - ROU assets	$31,979	$32,943	$31,979	$32,943
Operating Lease - Liabilities	$31,979	$32,943	$31,979	$32,943
Weighted Average Lease Term - Operating Leases	6.10 years	6.86 years	6.10 years	6.86 years
Weighted Average Discount Rate - Operating Leases	4.86%	4.44%	4.86%	4.44%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of September 30, 2023:

(Dollars in thousands)
2023 remaining	$1,674
2024	6,580
2025	6,036
2026	5,445
2027	5,288
Thereafter	12,268
Total undiscounted cash flows	37,291
Discount on cash flows	(5,312)
Total lease liability	$31,979

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

	Three Months Ended September 30, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$58,016	$2,775	$60,791
Intersegment interest allocations	397	(397)	—
Total interest expense	15,419	—	15,419
Net interest income	42,994	2,378	45,372
Provision for (recapture of) credit losses on loans	254	(86)	168
Net interest income after provision	42,740	2,464	45,204
Noninterest income	2,044	172	2,216
Noninterest expense	23,588	1,583	25,171
Intersegment expense allocations	109	(109)	—
Income before income taxes	21,305	944	22,249
Income tax expense	6,175	279	6,454
Net income	$15,130	$665	$15,795

Total assets	$5,314,922	$88,385	$5,403,307
Loans, net of deferred fees	$3,233,379	$52,082	$3,285,461
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended September 30, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$46,973	$3,201	$50,174
Intersegment interest allocations	329	(329)	—
Total interest expense	2,133	—	2,133
Net interest income	45,169	2,872	48,041
Provision (recapture) for credit losses on loans	1,126	(120)	1,006
Net interest income after provision	44,043	2,992	47,035
Noninterest income	2,677	104	2,781
Noninterest expense	22,216	1,683	23,899
Intersegment expense allocations	128	(128)	—
Income before income taxes	24,632	1,285	25,917
Income tax expense	7,468	380	7,848
Net income	$17,164	$905	$18,069

Total assets	$5,355,212	$76,050	$5,431,262
Loans, net of deferred fees	$3,155,923	$60,550	$3,216,473
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Nine Months Ended September 30, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$164,783	$10,623	$175,406
Intersegment interest allocations	1,626	(1,626)	—
Total interest expense	34,483	—	34,483
Net interest income	131,926	8,997	140,923
Provision for (recapture of) credit losses on loans	807	(347)	460
Net interest income after provision	131,119	9,344	140,463
Noninterest income	6,743	313	7,056
Noninterest expense	70,645	4,918	75,563
Intersegment expense allocations	435	(435)	—
Income before income taxes	67,652	4,304	71,956
Income tax expense	19,572	1,269	20,841
Net income	$48,080	$3,035	$51,115

Total assets	$5,314,922	$88,385	$5,403,307
Loans, net of deferred fees	$3,233,379	$52,082	$3,285,461
Goodwill	$154,587	$13,044	$167,631

	Nine Months Ended September 30, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$124,513	$9,123	$133,636
Intersegment interest allocations	887	(887)	—
Total interest expense	5,495	—	5,495
Net interest income	119,905	8,236	128,141
Provision (recapture) for credit losses on loans	259	(1)	258
Net interest income after provision	119,646	8,237	127,883
Noninterest income	7,049	290	7,339
Noninterest expense	65,542	4,799	70,341
Intersegment expense allocations	370	(370)	—
Income before income taxes	61,523	3,358	64,881
Income tax expense	18,132	993	19,125
Net income	$43,391	$2,365	$45,756

Total assets	$5,355,212	$76,050	$5,431,262
Loans, net of deferred fees	$3,155,923	$60,550	$3,216,473
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On October 26, 2023, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on November 21, 2023, to shareholders of record at the close of the business day on November 7, 2023.

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

Banking Economy and Recent Developments

Beginning in late 2021, the Federal Reserve Board Open Markets Committee, which is charged with establishing benchmark interest rates, began a series of upward adjustments to the “discount rate” for short-term borrowings in response to increases in inflationary pressures. Financial institutions promptly followed these adjustments, increasing interest rate pricing on loans and deposits. While such adjustments are commonplace and tend to affect the banking industry as a whole, the pace and degree of these adjustments were nearly unprecedented, resulting in banks, including HBC, confronting substantial pressure on a number of fronts. In particular, banks were forced to increase interest rates paid on deposits in order to meet competitive pressures from other financial institutions, as well as from treasury securities and other investment opportunities that offered greater earning capabilities for those customers.

The increases in market interest rates also were reflected in loan pricing, which had multiple effects, including a reduction in borrowing (and thus a reduction in interest paid to banks) by customers that had the ability to avoid or defer additional indebtedness, a decline in the origination of new loans, and an increase in credit risk as borrowers who faced rising interest rates found it more difficult to comply with their loan obligations. The combination of these factors has exerted downward pressure on our interest-earning assets and our net interest income.

Lastly, as a result of the prolonged low-interest-rate environment that had prevailed for years prior to the more recent market rate increases, HBC, like most other financial institutions, had invested in treasury securities and other relatively low-yielding but stable instruments as a means to preserve liquidity, accepting the lower returns as a trade-off for a perceived lower risk profile. However, the rapidity of the Federal Reserve’s rate increases resulted in a dramatic loss of value for bonds that were paying at lower interest rates as investors eschewed those investments for higher-yielding fixed- and adjustable-rate debt securities. These forces even resulted in the closure of three large U.S. banks, including two in HBC’s market area, when customers alarmed at the apparent instability in the banking sector quickly demanded a return of their deposits at a time when banks were confronting substantial challenges.

Performance Overview

For the three months ended September 30, 2023, net income was $15.8 million, or $0.26 per average diluted common share, compared to $18.1 million, or $0.30 per average diluted common share, for the three months ended September 30, 2022. The Company’s annualized return on average tangible assets was 1.20% and annualized return on average tangible common equity was 13.06% for the three months ended September 30, 2023, compared to 1.36% and 16.60%, respectively, for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, net income was $51.1 million, or $0.83 per average diluted common share, compared to $45.8 million, or $0.75 per average diluted common share, for the nine months ended September 30, 2022. The Company’s annualized return on average tangible assets was 1.33% and annualized return on average tangible common equity was 14.52% for the nine months ended September 30, 2023, compared to 1.17% and 14.41%, respectively, for the nine months ended September 30, 2022.

Factoring Activities - Bay View Funding

Based in San Jose, California, Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. The following table reflects selected financial information for Bay View Funding for the periods indicated:

	September 30,	September 30,
	2023	2022

	(Dollars in thousands)
Total factored receivables at period-end	$52,082	$60,550
Average factored receivables:
For the three months ended	$51,664	$62,623
For the nine months ended	65,938	61,508
Total full time equivalent employees at period-end	30	30

Third Quarter 2023 Highlights

Results of Operations:

●	Net interest income decreased (6%) to $45.4 million for the third quarter of 2023, compared to $48.0 million for the third quarter of 2022. The fully tax equivalent (“FTE”) net interest margin decreased (16) basis points to 3.57% for the third quarter of 2023, from 3.73% for the third quarter of 2022, primarily due to a higher cost of funds, and a decrease in the average balances of noninterest-bearing demand deposits, partially offset by increases in the prime rate and the rate on overnight funds, and a shift in the mix of earning assets as the Company invested its excess liquidity into higher yielding loans and investment securities.

●	For the first nine months of 2023, the net interest income increased 10% to $140.9 million, compared to $128.1 million for the first nine months of 2022. The FTE net interest margin increased 41 basis points to 3.80% for the first nine months of 2023, from 3.39% for the first nine months of 2022, primarily due to increases in the prime rate and the rate on overnight funds, and a shift in the mix of earning assets as the

Company invested its excess liquidity into higher yielding loans and investment securities, partially offset by a higher cost of funds, a decrease in the average balances of noninterest-bearing demand deposits, and an increase in the average balances of short-term borrowings.

●	The average yield on the total loan portfolio increased to 5.46% for the third quarter of 2023, compared to 4.90% for the third quarter of 2022, primarily due to increases in market interest rates.
●	The average yield on the total loan portfolio increased to 5.46% for the first nine months of 2023, compared to 4.81% for the first nine months of 2022, primarily due to increases in market interest rates, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages.

●	In aggregate, the remaining net purchase discount on total loans acquired was $3.5 million at September 30, 2023.

●	The average cost of total deposits increased to 1.29% for the third quarter of 2023, compared to 0.13% for the third quarter of 2022. The average cost of funds increased to 1.33% for the third quarter of 2023, compared to 0.18% for the third quarter of 2022.
●	The average cost of total deposits increased to 0.94% for the first nine months of 2023, compared to 0.11% for the first nine months of 2022. The average cost of funds increased to 1.01% for the first nine months of 2023, compared to 0.16% for the first nine months of 2022.
●	The increase in the average cost of total deposits and the average cost of funds for the third quarter of 2023 and first nine months of 2023 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and Insured Cash Sweep (“ICS”) deposits and an increase in market interest rates on deposits.
●	During the third quarter of 2023, we recorded a provision for credit losses on loans of $168,000, compared to a $1.0 million provision for credit losses on loans for the third quarter of 2022. There was a provision for credit losses on loans of $460,000 for the nine months ended September 30, 2023, compared to a $258,000 provision for credit losses on loans for the nine months ended September 30, 2022.

●	Total noninterest income decreased (20%) to $2.2 million for the third quarter of 2023, compared to $2.8 million for the third quarter of 2022, primarily due to lower service charges and fees on deposit accounts, a lower gain on sales of SBA loans and lower servicing income, partially offset by higher termination fees at Bay View Funding, and a gain on proceeds from company-owned life insurance during the third quarter of 2023.

●	For the nine months ended September 30, 2023, total noninterest income decreased (4%) to $7.1 million, compared to $7.4 million for the nine months ended September 30, 2022, primarily due to a $669,000 gain on warrants during the first nine months of 2022, and lower interchange fee income on credit cards during the first nine months of 2023, partially offset by higher service charges and fees on deposit accounts during the first nine months of 2023.

●	Total noninterest expense for the third quarter of 2023 increased to $25.2 million, compared to $23.9 million for the third quarter of 2022, primarily due to higher insurance, regulatory assessments, and information technology related expenses included in other noninterest expense, partially offset by lower professional fees and occupancy and equipment expense during the third quarter of 2023.

●	Total noninterest expense for the nine months ended September 30, 2023 increased to $75.6 million, compared to $70.3 million for the nine months ended September 30, 2022, primarily due to higher salaries and employee benefits, and higher insurance, regulatory assessments, and ICS/Certificate of Deposit Account Registry Service (“CDARS”) fee expenses included in other noninterest expense, partially offset by lower professional fees during the nine months ended September 30, 2023.

●	The efficiency ratio was 52.89% for the third quarter of 2023, compared to 47.02% for the third quarter of 2022. The efficiency ratio was 51.06% for the nine months ended September 30, 2023, compared to 51.92% for the nine months ended September 30, 2022, primarily due to higher net interest income.

●	Income tax expense was $6.5 million for the third quarter of 2023, compared to $7.8 million for the third quarter of 2022. The effective tax rate for the third quarter of 2023 was 29.0%, compared to 30.3% for the third quarter of 2022. Income tax expense for the nine months ended September 30, 2023 was $20.8 million, compared to $19.1 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was 29.0%, compared to 29.5% for the nine months ended September 30, 2022.

Current Financial Condition and Liquidity Position:

●	Our liquidity, including cash on hand, undrawn lines of credit, and other sources of liquidity, totaled $3.1 billion, or 69% of total deposits and approximately 148% of the Bank’s estimated uninsured deposits, at September 30, 2023. The Bank’s uninsured deposits were approximately $2.123 billion, 46% of total deposits, at September 30, 2023. The following table shows our liquidity, available lines of credit and the amounts outstanding at September 30, 2023:

Total
Available
(Dollars in thousands)
Excess funds at the Federal Reserve Bank ('FRB")	$599,000
FRB discount window collateralized line of credit	1,214,537
Federal Home Loan Bank ("FHLB") collateralized borrowing capacity	1,151,769
Unpledged investment securities (at fair value)	76,712
Federal funds purchase arrangements	80,000
Holding company line of credit	20,000
Total	$3,142,018

●	The Company’s total liquidity and borrowing capacity was $3.142 billion, all of which remained available at September 30, 2023. During the first nine months of 2023, the Bank increased its credit line availability from the FRB and the FHLB by $1.527 billion to $2.366 billion at September 30, 2023, and from $839.5 million at December 31, 2022.

●	Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (5%) to $1.103 billion at September 30, 2023, from $1.160 billion at September 30, 2022, and increased 39% from $796.2 million at December 31, 2022.

●	At September 30, 2023, securities held-to-maturity, at amortized cost, totaled $664.7 million, compared to $703.8 million at September 30, 2022, and $715.0 million, at December 31, 2022.

●	The pre-tax unrealized loss on the securities available-for-sale portfolio was ($16.8) million, or ($12.0) million net of taxes, which was 1.8% of total shareholders’ equity at September 30, 2023. The pre-tax unrealized loss on the securities held-to-maturity portfolio was ($122.7) million at September 30, 2023, or ($86.4) million net of taxes, which was 13.1% of total shareholders’ equity at September 30, 2023. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

●	The weighted average life of the securities available-for-sale portfolio was 1.49 years, the weighted average life of the securities held-to-maturity portfolio was 7.03 years, and the average life of the total investment securities portfolio was 4.72 years at September 30, 2023.

●	The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
		backed and
	U.S.	Municipal
	Treasury	Securities	Total

	(Dollars in thousands)
Fourth quarter of 2023	$20,000	$20,314	$40,314
First quarter of 2024	37,000	19,578	56,578
Second quarter of 2024	131,000	18,752	149,752
Third quarter of 2024	37,500	19,522	57,022
Fourth quarter of 2024	9,000	18,028	27,028
First quarter of 2025	35,000	17,528	52,528
Second quarter of 2025	118,000	17,145	135,145
Third quarter of 2025	25,500	18,430	43,930
Fourth quarter of 2025	—	16,961	16,961
Total	$413,000	$166,258	$579,258

●	Loans, excluding loans held-for-sale, increased $69.0 million, or 2%, to $3.285 billion at September 30, 2023, compared to $3.216 billion at September 30, 2022, and decreased ($13.1) million from $3.299 billion at December 31, 2022. Loans, excluding residential mortgages, increased $74.8 million, or 3%, to $2.782 billion at September 30, 2023, compared to $2.708 billion at September 30, 2022, and increased $21.8 million, or 1%, from $2.761 billion at December 31, 2022.

●	Nonperforming assets (“NPAs”) totaled $5.5 million, or 0.10% of total assets, at September 30, 2023, compared to $1.0 million, or 0.02% of total assets, at September 30, 2022, and $2.4 million, or 0.05% of total assets, at December 31, 2022.

●	Classified assets were $31.1 million, or 0.57% of total assets, at September 30, 2023, compared to $28.6 million, or 0.53% of total assets, at September 30, 2022, and $14.5 million, or 0.28% of total assets, at December 31, 2022.

●	Net charge-offs totaled $269,000 for the third quarter of 2023, compared to net recoveries of $425,000 for the third quarter of 2022, and net recoveries of $83,000 for the fourth quarter of 2022.

●	The allowance for credit losses on loans (“ACLL”) at September 30, 2023 was $47.7 million, or 1.45% of total loans, representing 870% of total nonperforming loans. The ACLL at September 30, 2022 was $46.9 million, or 1.46% of total loans, representing 4,529% of total nonperforming loans. The ACLL at December 31, 2022 was $47.5 million, or 1.44% of total loans, representing 1,959% of total nonperforming loans.

●	Total deposits decreased ($107.8) million, or (2%), to $4.575 billion at September 30, 2023, compared to $4.683 billion at September 30, 2022, and increased $185.9 million, or 4%, from $4.390 billion at December 31, 2022.

●	ICS/CDARS deposits increased $891.3 million to $921.2 million at September 30, 2023, compared to $29.9 million at September 30, 2022, and increased $890.8 million from $30.4 million at December 31, 2022.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 5.39% at September 30, 2023, compared to 2.44% at September 30, 2022, and 2.86% at December 31, 2022.

●	The loan to deposit ratio was 71.81% at September 30, 2023, compared to 68.68% at September 30, 2022, and 75.14% at December 31, 2022.

Capital Adequacy:

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2023.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	15.6%	15.0%	10.0%	10.5%
Tier 1 Capital	13.4%	13.9%	8.0%	8.5%
Common Equity Tier 1 Capital	13.4%	13.9%	6.5%	7.0%
Tier 1 Leverage	9.6%	10.0%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.3%	9.6%	N/A	N/A
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.
(2)	Represents shareholders’ equity minus goodwill and other intangible assets divided by total assets minus goodwill and other intangible assets.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,257,480	$44,853	5.46%	$3,143,987	$38,870	4.90%
Securities — taxable	1,114,782	6,797	2.42%	1,076,742	5,874	2.16%
Securities — exempt from Federal tax (3)	32,947	293	3.53%	38,733	329	3.37%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	646,501	8,909	5.47%	857,911	5,170	2.39%
Total interest earning assets	5,051,710	60,852	4.78%	5,117,373	50,243	3.90%
Cash and due from banks	35,911			37,961
Premises and equipment, net	9,374			9,591
Goodwill and other intangible assets	177,238			179,739
Other assets	125,697			121,666
Total assets	$5,399,930			$5,466,330
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,302,606			$1,910,748

Demand, interest-bearing	1,017,686	1,730	0.67%	1,205,937	543	0.18%
Savings and money market	1,087,336	5,514	2.01%	1,429,055	925	0.26%
Time deposits — under $100	11,966	30	0.99%	12,329	5	0.16%
Time deposits — $100 and over	272,362	2,489	3.63%	123,458	121	0.39%
ICS/CDARS — interest-bearing demand, money
market and time deposits	881,665	5,117	2.30%	30,517	1	0.01%
Total interest-bearing deposits	3,271,015	14,880	1.80%	2,801,296	1,595	0.23%
Total deposits	4,573,621	14,880	1.29%	4,712,044	1,595	0.13%

Short-term borrowings	31	—	0.00%	27	—	0.00%
Subordinated debt, net of issuance costs	39,439	539	5.42%	39,288	538	5.43%
Total interest-bearing liabilities	3,310,485	15,419	1.85%	2,840,611	2,133	0.30%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,613,091	15,419	1.33%	4,751,359	2,133	0.18%
Other liabilities	129,866			103,264
Total liabilities	4,742,957			4,854,623
Shareholders’ equity	656,973			611,707
Total liabilities and shareholders’ equity	$5,399,930			$5,466,330

Net interest income / margin		45,433	3.57%		48,110	3.73%
Less tax equivalent adjustment		(61)			(69)
Net interest income		$45,372			$48,041
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $201,000 for the third quarter of 2023, compared to $507,000 for the third quarter of 2022. Prepayment fees totaled $182,000 for the third quarter of 2023, compared to $96,000 for the third quarter of 2022.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$3,255,375	$132,993	5.46%	$3,074,674	$110,509	4.81%
Securities — taxable	1,140,890	20,835	2.44%	924,694	13,725	1.98%
Securities — exempt from Federal tax (3)	34,332	908	3.54%	41,328	1,048	3.39%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	535,016	20,860	5.21%	1,025,002	8,574	1.12%
Total interest earning assets (3)	4,965,613	175,596	4.73%	5,065,698	133,856	3.53%
Cash and due from banks	36,205			37,589
Premises and equipment, net	9,278			9,621
Goodwill and other intangible assets	177,837			180,393
Other assets	127,514			121,519
Total assets	$5,316,447			$5,414,820
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,444,744			$1,868,283

Demand, interest-bearing	1,117,140	4,994	0.60%	1,244,996	1,470	0.16%
Savings and money market	1,159,894	13,641	1.57%	1,383,944	2,026	0.20%
Time deposits — under $100	11,951	60	0.67%	12,732	14	0.15%
Time deposits — $100 and over	212,736	4,744	2.98%	122,615	341	0.37%
CDARS — interest-bearing demand, money
market and time deposits	525,318	8,065	2.05%	30,356	4	0.02%
Total interest-bearing deposits	3,027,039	31,504	1.39%	2,794,643	3,855	0.18%
Total deposits	4,471,783	31,504	0.94%	4,662,926	3,855	0.11%

Short-term borrowings	36,283	1,365	5.03%	24	—	0.00%
Subordinated debt, net of issuance costs	39,401	1,614	5.48%	42,552	1,640	5.15%
Total interest-bearing liabilities	3,102,723	34,483	1.49%	2,837,219	5,495	0.26%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,547,467	34,483	1.01%	4,705,502	5,495	0.16%
Other liabilities	120,639			104,524
Total liabilities	4,668,106			4,810,026
Shareholders’ equity	648,341			604,794
Total liabilities and shareholders’ equity	$5,316,447			$5,414,820

Net interest income (3) / margin		141,113	3.80%		128,361	3.39%
Less tax equivalent adjustment (3)		(190)			(220)
Net interest income		$140,923			$128,141
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $595,000 for the first nine months of 2023, compared to $3,111,000 for the first nine months of 2022. Prepayment fees totaled $393,000 for the first nine months of 2023, compared to $1,155,000 for the first nine months of 2022.
(3)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,585	$4,398	$5,983
Securities — taxable	229	694	923
Securities — exempt from Federal tax (1)	(52)	16	(36)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(2,919)	6,658	3,739
Total interest income on interest-earning assets	(1,157)	11,766	10,609

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(307)	1,494	1,187
Savings and money market	(1,726)	6,315	4,589
Time deposits — under $100	(1)	26	25
Time deposits — $100 and over	1,359	1,009	2,368
CDARS — interest-bearing demand, money market
and time deposits	4,940	176	5,116
Subordinated debt, net of issuance costs	2	(1)	1
Total interest expense on interest-bearing liabilities	4,267	9,019	13,286
Net interest income	$(5,424)	$2,747	(2,677)
Less tax equivalent adjustment			8
Net interest income			$(2,669)

(1)	Reflects the fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended September 30,
	2023 vs. 2022
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$7,430	$15,054	$22,484
Securities — taxable	3,959	3,151	7,110
Securities — exempt from Federal tax (1)	(186)	46	(140)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(19,082)	31,368	12,286
Total interest income on interest-earning assets	(7,879)	49,619	41,740

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(593)	4,117	3,524
Savings and money market	(2,610)	14,225	11,615
Time deposits — under $100	(4)	50	46
Time deposits — $100 and over	2,011	2,392	4,403
CDARS — interest-bearing demand, money market
and time deposits	7,600	461	8,061
Short-term borrowings	1,364	1	1,365
Subordinated debt, net of issuance costs	(130)	104	(26)
Total interest expense on interest-bearing liabilities	7,638	21,350	28,988
Net interest income	$(15,517)	$28,269	12,752
Less tax equivalent adjustment			30
Net interest income			$12,782

Net interest income decreased (6%) to $45.4 million for the third quarter of 2023, compared to $48.0 million for the third quarter of 2022. The fully tax equivalent (“FTE”) net interest margin decreased (16) basis points to 3.57% for the third quarter of 2023, from 3.73% for the third quarter of 2022, primarily due to a higher cost of funds, and a decrease in the average balances of noninterest-bearing demand deposits, partially offset by increases in the prime rate and the rate on overnight funds, and a shift in the mix of earning assets as the Company invested its excess liquidity into higher yielding loans and investment securities.

For the first nine months of 2023, the net interest income increased 10% to $140.9 million, compared to $128.1 million for the first nine months of 2022. The FTE net interest margin increased 41 basis points to 3.80% for the first nine months of 2023, from 3.39% for the first nine months of 2022, primarily due to increases in the prime rate and the rate on overnight funds, and a shift in the mix of earning assets as the Company invested its excess liquidity into higher yielding loans and investment securities, partially offset by a higher cost of funds, a decrease in the average balances of noninterest-bearing demand deposits, and an increase in the average balances of short-term borrowings.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	September 30, 2023			September 30, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,720,010	$37,171	5.42%	$2,587,772	$30,774	4.72%
Prepayment fees	—	182	0.03%	—	96	0.01%
Asset-based lending	23,983	593	9.81%	53,514	1,032	7.65%
Bay View Funding factored receivables	51,664	2,775	21.31%	62,623	3,201	20.28%
Purchased residential mortgages	465,471	3,811	3.25%	445,256	3,414	3.04%
Loan fair value mark / accretion	(3,648)	321	0.05%	(5,178)	353	0.05%
Total loans (includes loans held-for-sale)	$3,257,480	$44,853	5.46%	$3,143,987	$38,870	4.90%

The average yield on the total loan portfolio increased to 5.46% for the third quarter of 2023, compared to 4.90% for the third quarter of 2022, primarily due to increases in market interest rates.

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,689,763	$107,448	5.34%	$2,567,129	$86,464	4.50%
Prepayment fees	—	393	0.02%	—	1,155	0.06%
Asset-based lending	26,582	1,906	9.59%	57,540	2,857	6.64%
Bay View Funding factored receivables	65,938	10,623	21.54%	61,508	9,123	19.83%
Residential mortgages	477,068	11,497	3.22%	394,618	8,553	2.90%
Loan fair value mark / accretion	(3,976)	1,126	0.06%	(6,121)	2,357	0.12%
Total loans (includes loans held-for-sale)	$3,255,375	$132,993	5.46%	$3,074,674	$110,509	4.81%

The average yield on the total loan portfolio increased to 5.46% for the first nine months of 2023, compared to 4.81% for the first nine months of 2022, primarily due to increases in market interest rates, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages.

In aggregate, the remaining net purchase discount on total loans acquired was $3.5 million at September 30, 2023.

The average cost of total deposits increased to 1.29% for the third quarter of 2023, compared to 0.13% for the third quarter of 2022. The average cost of funds increased to 1.33% for the third quarter of 2023, compared to 0.18% for the third quarter of 2022. The average cost of total deposits increased to 0.94% for the first nine months of 2023, compared to 0.11% for the first nine months of 2022. The average cost of funds increased to 1.01% for the first nine months of 2023, compared to 0.16% for the first nine months of 2022.

The increase in the average cost of total deposits and the average cost of funds for the third quarter of 2023 and first nine months of 2023 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and ICS deposits and an increase in market interest rates.

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

During the third quarter of 2023, we recorded a provision for credit losses on loans of $168,000, compared to a $1.0 million of provision for credit losses on loans for the third quarter of 2022. There was a provision for credit losses on loans of $460,000 for the nine months ended September 30, 2023, compared to a $258,000 of provision for credit losses on loans for the nine months ended September 30, 2022. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	September 30,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$859	$1,360	$(501)	(37)%
Increase in cash surrender value of life insurance	517	484	33	7%
Gain on sales of SBA loans	207	308	(101)	(33)%
Termination fees	118	16	102	638%
Gain on proceeds from company owned life insurance	100	—	100	N/A
Servicing income	62	125	(63)	(50)%
Gain on warrants	—	32	(32)	(100)%
Other	353	456	(103)	(23)%
Total	$2,216	$2,781	$(565)	(20)%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,503	$2,839	$664	23%
Increase in cash surrender value of life insurance	1,512	1,444	68	5%
Gain on sales of SBA loans	482	491	(9)	(2)%
Termination fees	129	61	68	111%
Gain on proceeds from company owned life insurance	100	27	73	270%
Servicing income	297	370	(73)	(20)%
Gain on warrants	—	669	(669)	(100)%
Other	1,033	1,438	(405)	(28)%
Total	$7,056	$7,339	$(283)	(4)%

Total noninterest income decreased (20%) to $2.2 million for the third quarter of 2023, compared to $2.8 million for the third quarter of 2022, primarily due to lower service charges and fees on deposit accounts, a lower gain on sales of SBA loans and lower servicing income, partially offset by higher termination fees at Bay View Funding, and a gain on proceeds from company-owned life insurance during the third quarter of 2023. For the nine months ended September 30, 2023, total noninterest income decreased (4%) to $7.1 million, compared to $7.3 million for the nine months ended September 30, 2022, primarily due to a $669,000 gain on warrants during the first nine months of 2022, and lower interchange fee income on credit cards during the first nine months of 2023, partially offset by higher service charges and fees on deposit accounts during the first nine months of 2023.

A portion of the Company’s noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the third quarter of 2023, SBA loan sales resulted in an $207,000 gain, compared to a $308,000 gain on sales of SBA loans for the third quarter of 2022. For the nine months ended September 30, 2023, SBA loan sales resulted in a $482,000 gain, compared to a $491,000 gain for the nine months ended September 30, 2022.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	September 30,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$14,147	$14,119	$28	0%
Occupancy and equipment	2,301	2,415	(114)	(5)%
Insurance expense	1,595	1,361	234	17%
Data processing	906	562	344	61%
Professional fees	717	1,230	(513)	(42)%
Federal Deposit Insurance Corporation ("FDIC") assessments	688	285	403	141%
Software subscriptions	682	509	173	34%
Client services	682	438	244	56%
Other	3,453	2,980	473	16%
Total noninterest expense	$25,171	$23,899	$1,272	5%

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2023 versus 2022
	2023	2022	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$42,943	$41,416	$1,527	4%
Occupancy and equipment	7,123	7,129	(6)	0%
Insurance expense	4,627	3,447	1,180	34%
Data processing	2,593	1,894	699	37%
Professional fees	3,265	3,601	(336)	(9)%
FDIC assessments	1,599	1,215	384	32%
Software subscriptions	1,903	1,383	520	38%
Client services	1,633	1,375	258	19%
Other	9,877	8,881	996	11%
Total noninterest expense	$75,563	$70,341	$5,222	7%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended September 30,
		Percent		Percent
	2023	of Total	2022	of Total

	(Dollars in thousands)
Salaries and employee benefits	$14,147	56%	$14,119	59%
Occupancy and equipment	2,301	9%	2,415	10%
Insurance expense	1,595	6%	1,361	6%
Data processing	906	3%	562	2%
Professional fees	717	3%	1,230	5%
FDIC assessments	688	3%	285	1%
Software subscriptions	682	3%	509	2%
Client services	682	3%	438	2%
Other	3,453	14%	2,980	13%
Total noninterest expense	$25,171	100%	$23,899	100%

	Nine Months Ended September 30,
		Percent		Percent
	2023	of Total	2022	of Total

	(Dollars in thousands)
Salaries and employee benefits	$42,943	57%	$41,416	59%
Occupancy and equipment	7,123	9%	7,129	10%
Insurance expense	4,627	6%	3,447	5%
Data processing	2,593	4%	1,894	3%
Professional fees	3,265	4%	3,601	5%
FDIC assessments	1,599	2%	1,215	2%
Software subscriptions	1,903	3%	1,383	2%
Client services	1,633	2%	1,375	2%
Other	9,877	13%	8,881	12%
Total noninterest expense	$75,563	100%	$70,341	100%

Total noninterest expense for the third quarter of 2023 increased to $25.2 million, compared to $23.9 million for the third quarter of 2022, primarily due to higher insurance, regulatory assessments, and information technology related expenses included in other noninterest expense, partially offset by lower professional fees and occupancy and equipment expense during the third quarter of 2023. Total noninterest expense for the nine months ended September 30, 2023 increased to $75.6 million, compared to $70.3 million for the nine months ended September 30, 2022, primarily due to higher salaries and employee benefits, and higher insurance, regulatory assessments, and ICS/CDARS fee expenses included in other noninterest expense, partially offset by lower professional fees during the nine months ended September 30, 2023.

Full time equivalent employees were 348 at September 30, 2023, compared to 327 at September 30, 2022, and 340 and at December 31, 2022.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Effective income tax rate	29.0%	30.3%	29.0%	29.5%

The Company’s Federal and state income tax expense for the third quarter of 2023 was $6.5 million, compared to $7.8 million for the third quarter of 2022. The Company’s Federal and state income tax expense for the first nine months of 2023 was $20.8 million, compared to $19.1 million for the first nine months of 2022.

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

The Company had net deferred tax assets of $30.6 million at September 30, 2023, $33.0 million at September 30, 2022, and $32.2 million at December 31, 2022. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2023, September 30, 2022, and December 31, 2022 will be fully realized in future years.

FINANCIAL CONDITION

At September 30, 2023, total assets decreased (1%) to $5.403 billion, compared to $5.431 billion at September 30, 2022, and increased 5% from $5.158 billion at December 31, 2022.

Securities available-for-sale, at fair value, were $457.2 million at September 30, 2023, a decrease of (4%) from $478.5 million at September 30, 2022, and decreased (7%) from $489.6 million at December 31, 2022. Securities held-to-maturity, at amortized cost, were $664.7 million at September 30, 2023, a decrease of (6%) from $703.8 million at September 30, 2022, and a decrease of (7%) from $715.0 million at December 31, 2022.

Loans, excluding loans held-for-sale, increased $69.0 million, or 2%, to $3.285 billion at September 30, 2023, compared to $3.216 billion at September 30, 2022, and decreased ($13.1) million from $3.299 billion at December 31, 2022. Loans, excluding residential mortgages, increased $74.8 million, or 3%, to $2.782 billion at September 30, 2023, compared to $2.708 billion at September 30, 2022, and increased $21.8 million, or 1%, from $2.761 billion at December 31, 2022.

Total deposits decreased ($107.8) million, or (2%), to $4.575 billion at September 30, 2023, compared to $4.683 billion at September 30, 2022, and increased $185.9 million, or 4%, from $4.390 billion at December 31, 2022.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$396,996	$405,389	$418,474
Agency mortgage-backed securities	60,198	73,145	71,122
Total	$457,194	$478,534	$489,596
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$632,241	$665,679	$677,381
Municipals — exempt from Federal tax (1)	32,453	38,130	37,623
Total (1)	$664,694	$703,809	$715,004
(2)	Gross of the allowance for credit losses of $13,000 at September 30, 2023, $15,000 at September 30, 2022, and $14,000 at December 31, 2022.

The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2023:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$220,780	3.11%	$176,216	2.97%	$—	—%	$—	—%	$396,996	3.05%
Agency mortgage-backed securities	108	3.23%	49,672	2.49%	10,418	2.62%	—	—%	60,198	2.51%
Total	$220,888	3.11%	$225,888	2.86%	$10,418	2.62%	$—	—%	$457,194	2.98%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$86	2.53%	$71,127	2.18%	$478,503	1.79%	$82,525	2.87%	$632,241	1.97%
Municipals — exempt from Federal tax (1) (2)	2,080	4.19%	6,074	3.43%	23,723	3.55%	576	3.67%	32,453	3.57%
Total (2)	$2,166	4.12%	$77,201	2.28%	$502,226	1.87%	$83,101	2.88%	$664,694	2.05%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.
(2)	Gross of the allowance for credit losses of $13,000 at September 30, 2023.

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

The following table shows the pre-tax unrealized and unrecognized (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses for the periods indicated:

	September 30,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized (loss):
U.S. Treasury	$(9,606)	$(10,070)	$(10,323)
Agency mortgage-backed securities	(7,185)	(7,304)	(5,794)
Total	$(16,791)	$(17,374)	$(16,117)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(119,932)	$(108,074)	$(99,742)
Municipals — exempt from Federal tax	(2,753)	(2,125)	(810)
Total	$(122,685)	$(110,199)	$(100,552)

Allowance for credit losses on municipal securities	$(13)	$(15)	$(14)

The pre-tax unrealized loss on securities available-for-sale was ($16.8) million, or ($12.0) million net of taxes, which was 1.8% of total shareholders’ equity at September 30, 2023. The pre-tax unrecognized loss on securities held-to-maturity at September 30, 2023 was ($122.7) million, or ($86.4) million net of taxes, which was 13.1% of total shareholders’ equity at September 30, 2023. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at September 30, 2023 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 61% of total assets at September 30 2023, represented 59% at September 30, 2022 and 64% at December 31, 2022. The loan to deposit ratio was 71.81% at September 30, 2023, compared to 68.68% at September 30, 2022, and 75.14% at December 31, 2022.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2023		September 30, 2022		December 31, 2022
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$430,664	13%	$542,829	17%	$533,915	16%
Real estate:
CRE - owner occupied	589,751	18%	612,241	19%	614,663	19%
CRE - non-owner occupied	1,208,324	37%	1,023,405	32%	1,066,368	32%
Land and construction	158,138	5%	167,439	5%	163,577	5%
Home equity	124,477	4%	116,489	3%	120,724	4%
Multifamily	253,129	7%	229,455	7%	244,882	7%
Residential mortgages	503,006	15%	508,839	16%	537,905	16%
Consumer and other	18,526	1%	16,620	1%	17,033	1%
Total Loans	3,286,015	100%	3,217,317	100%	3,299,067	100%
Deferred loan fees, net	(554)	—	(844)	—	(517)	—
Loans, net of deferred fees	3,285,461	100%	3,216,473	100%	3,298,550	100%
Allowance for credit losses on loans	(47,702)		(46,921)		(47,512)
Loans, net	$3,237,759		$3,169,552		$3,251,038

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 86% of its gross loans were secured by real property at September 30, 2023, compared to 82% at September 30, 2022, and 83% at December 31, 2022. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the nine months ended September 30, 2023 and 2022, loans were sold resulting in a gain on sales of SBA loans of $482,000 and $491,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 39 days for the both the first nine months of 2023 and the first nine months of 2022. The balance of the purchased receivables was $52.1 million at September 30, 2023, compared to $60.5 million at September 30, 2022, and $79.3 million at December 31, 2022.

The commercial loan portfolio decreased ($112.1) million, or (21%), to $430.7 million at September 30, 2023, from $542.8 million at September 30, 2022, and decreased ($103.2) million, or (19%), from $533.9 million at December 31, 2022. Commercial and industrial (“C&I”) line usage was 27% at September 30, 2023, compared to 29% at both September 30, 2022 and December 31, 2022.

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

The CRE owner-occupied loan portfolio decreased ($22.4) million, or (4%), to $589.8 million at September 30, 2023, from $612.2 million at September 30, 2022, and decreased ($24.9) million, or (4%), from $614.7 million at December 31, 2022. CRE non-owner occupied loans increased $184.9 million, or 18%, to $1.208 billion at September 30, 2023, compared to $1.203 billion at September 30, 2022, and increased $142.0 million, or 13%, from $1.066 billion at December 31, 2022. At September 30, 2023, 33% of the CRE loan portfolio was secured by owner-occupied real estate, compared to 37% at both September 30, 2022 and December 31, 2022.

The average loan size for all CRE loans at September 30, 2023 was $1.6 million, which was the same as the average loan size for office CRE loans at this date. The Company has personal guarantees on 91% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations. Total office exposure in the CRE portfolio was $401 million, including 30 loans totaling approximately $76 million, in San Jose, 17 loans totaling approximately $26 million in San Francisco, and eight loans totaling approximately $16 million, in Oakland, at September 30, 2023. Non-owner occupied CRE with office exposure totaled $316 million at September 30, 2023. Of the $401 million of CRE loans with office exposure, approximately $37 million, or 9%, are situated in the Bay Area downtown business districts of San Jose and San Francisco, with an average balance of $2.2 million.

At September 30, 2023, the weighted average loan-to-value and debt-service coverage for the entire non-owner occupied office portfolio were 43.1% and 1.82 times, respectively. For the nine non-owner occupied office loans in San Francisco at September 30, 2023, the weighted average loan-to-value and debt-service coverage were 36% and 1.49 times, respectively.

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. Land and construction loans decreased ($9.3) million, or (6%), to $158.1 million at September 30, 2023, compared to $167.4 million at September 30, 2022, and decreased ($5.5) million, or (3%), from $163.6 million at December 31, 2022.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $8.0 million, or 7%, to $124.5 million at September 30, 2023, compared to $116.5 million at September 30, 2022, and increased $3.8 million, or 3%, from $120.7 million at December 31, 2022.

Multifamily loans increased $23.6 million, or 10%, to $253.1 million, at September 30, 2023, compared to $229.5 million at September 30, 2022, and increased $8.2 million, or 3%, from $244.9 million at December 31, 2022.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased ($5.8) million, or (1%), to $503.0 million at September 30, 2023, compared to $508.8 million at September 30, 2022, and decreased ($34.9) million, or (6%) from $537.9 million at December 31, 2022.

During the year ended December 31, 2022, the Company purchased single family residential mortgage loans totaling $185.4 million, tied to homes all located in California, with average principal balances of approximately $950,000.

Consumer and other loans increased $1.9 million, or 11%, to $18.5 million at September 30, 2023, compared to $16.6 million at September 30, 2022, and increased $1.5 million, or 9% from $17.0 million at December 31, 2022.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $109.1 million and $181.8 million at September 30, 2023, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of September 30, 2023. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2023, approximately 27% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$208,926	$174,240	$47,498	$430,664
Real estate:
CRE - owner occupied	14,191	159,012	416,548	589,751
CRE - non-owner occupied	22,232	351,145	834,947	1,208,324
Land and construction	133,278	13,336	11,524	158,138
Home equity	6,059	29,032	89,386	124,477
Multifamily	12,991	93,404	146,734	253,129
Residential mortgages	2,876	18,359	481,771	503,006
Consumer and other	12,832	5,510	184	18,526
Loans	$413,385	$844,038	$2,028,592	$3,286,015

Loans with variable interest rates	$348,293	$253,687	$295,647	$897,627
Loans with fixed interest rates	65,092	590,351	1,732,945	2,388,388
Loans	$413,385	$844,038	$2,028,592	$3,286,015

Loan Servicing

As of September 30, 2023 and 2022, $60.1 million and $67.9 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Beginning of period balance	$506	$562	$549	$655
Additions	63	81	126	124
Amortization	(95)	(56)	(201)	(192)
End of period balance	$474	$587	$474	$587

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2023 and 2022, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Beginning of period balance	$139	$173	$152	$221
Unrealized holding loss	(14)	(2)	(27)	(50)
End of period balance	$125	$171	$125	$171

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Past due loans 30 days or greater totaled $11.9 million and $17.1 million at September 30, 2023 and December 31, 2022, respectively, of which $2.5 million and $479,000 were on nonaccrual. At September 30, 2023, there were also $996,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2022, there were also $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,		December 31,
	2023	2022	2022

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$3,518	$491	$740
Loans 90 days past due and still accruing	1,966	545	1,685
Total nonperforming loans	5,484	1,036	2,425
Foreclosed assets	—	—	—
Total nonperforming assets	$5,484	$1,036	$2,425

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.17%	0.03%	0.07%
Nonperforming assets as a percentage of total assets	0.10%	0.02%	0.05%

Nonperforming assets were $5.5 million, or 0.10% of total assets, at September 30, 2023, compared to $1.0 million, or 0.02% of total assets, at September 30, 2022, and $2.4 million, or 0.05% of total assets, at December 31, 2022. There were no CRE loans, Shared National Credits (“SNCs”) or material purchased participations included in NPAs or total loans at September 30, 2023, September 30, 2022, or December 31, 2022.

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	September 30, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$1,269	$443	$1,966	$3,678
Real estate:
Home equity	90	—	—	90
Residential mortgages	1,716	—	—	1,716
Total	$3,075	$443	$1,966	$5,484

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $443,000 at September 30, 2023. The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $324,000 at December 31, 2022.

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

Classified loans were $31.5 million, or 0.57% of total assets, at September 30, 2023, compared to $28.6 million, or 0.53% of total assets, at September 30, 2022, and $14.5 million, or 0.28% of total assets at December 31, 2022.

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

Commercial

Commercial loans rely primarily on the identified cash flows of the borrower for repayment and secondarily on the value of underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may vary in value. Most commercial loans are secured by the assets being financed or on other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured.

CRE

CRE loans rely primarily on the cash flows of the properties securing the loan and secondarily on the value of the property that is securing the loan. CRE loans comprise two segments differentiated by owner occupied CRE and non-owner occupied CRE.  Owner occupied CRE loans are secured by commercial properties that are at least 50% occupied by the borrower or borrower affiliate. Non-owner occupied CRE loans are secured by commercial properties that are less than 50% occupied by the borrower or a borrower affiliate. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy.

Land and Construction

Land and construction loans are generally based on estimates of costs and value associated with the complete project. Construction loans usually involve the disbursement of funds with repayment substantially dependent on the success of the completion of the project. Sources of repayment for these loans may be permanent loans from HBC or other lenders, or proceeds from the sales of the completed project. These loans are monitored through on-site inspections and are considered to have higher risk than other real estate loans due to the final repayment dependent on numerous factors including general economic conditions.

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

On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio, subject to review by the Federal Reserve Board and the California Department of Financial Protection and Innovation. Based on information currently available, management believes that the allowance for credit losses on loans is adequate. However, the loan portfolio can be adversely affected if economic conditions in general, and the real estate market in the San Francisco Bay Area market in particular, were to weaken further. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803
Charge-offs	(447)	—	—	—	—	—	—	—	(447)
Recoveries	59	2	—	—	117	—	—	—	178
Net (charge-offs) recoveries	(388)	2	—	—	117	—	—	—	(269)
Provision for (recapture of) credit losses on loans	(557)	(120)	1,396	(126)	(140)	331	(635)	19	168
End of period balance	$5,605	$5,345	$24,919	$2,744	$707	$4,714	$3,494	$174	$47,702

	Three Months Ended September 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,602	$6,009	$21,474	$2,498	$695	$2,824	$5,232	$156	$45,490
Charge-offs	(7)	—	—	—	—	—	—	—	(7)
Recoveries	202	4	—	—	26	—	—	200	432
Net recoveries	195	4	—	—	26	—	—	200	425
Provision for (recapture of) credit losses on loans	302	(96)	(416)	(7)	(36)	406	1,077	(224)	1,006
End of period balance	$7,099	$5,917	$21,058	$2,491	$685	$3,230	$6,309	$132	$46,921

	Nine Months Ended September 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(605)	—	—	—	(246)	—	—	—	(851)
Recoveries	247	10	—	—	324	—	—	—	581
Net (charge-offs) recoveries	(358)	10	—	—	78	—	—	—	(270)
Provision for (recapture of) credit losses on loans	(654)	(416)	2,784	(197)	(37)	1,348	(2,413)	45	460
End of period balance	$5,605	$5,345	$24,919	$2,744	$707	$4,714	$3,494	$174	$47,702

	Nine Months Ended September 30, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(378)	—	—	—	—	—	—	—	(378)
Recoveries	335	11	—	—	81	—	—	3,324	3,751
Net (charge-offs) recoveries	(43)	11	—	—	81	—	—	3,324	3,373
Provision for (recapture of) credit losses on loans	(1,272)	(2,048)	3,933	660	(260)	434	2,177	(3,366)	258
End of period balance	$7,099	$5,917	$21,058	$2,491	$685	$3,230	$6,309	$132	$46,921

The increase in the allowance for credit losses on loans to $47.7 million at September 30, 2023, compared to $47.5 million December 31, 2022, was primarily attributed to an increase of $123,000 in the reserve for pooled loans, and an increase of $67,000 in specific reserves for individually evaluated loans.

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

	September 30,
	2023		2022		December 31, 2022
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$5,605	13%	$7,099	17%	$6,617	16%
Real estate:
CRE - owner occupied	5,345	18%	5,917	19%	5,751	19%
CRE - non-owner occupied	24,919	37%	21,058	32%	22,135	32%
Land and construction	2,744	5%	2,491	5%	2,941	5%
Home equity	707	4%	685	3%	666	4%
Multifamily	4,714	7%	3,230	7%	3,366	7%
Residential mortgages	3,494	15%	6,309	16%	5,907	16%
Consumer and other	174	1%	132	1%	129	1%
Total	$47,702	100%	$46,921	100%	$47,512	100%

The ACLL totaled $47.7 million, or 1.45% of total loans at September 30, 2023, compared to $46.9 million, or 1.46% of total loans at September 30, 2022, and $47.5 million, or 1.44% of total loans at December 31, 2022. The ACLL was 870% of nonperforming loans at September 30, 2023, compared to 4,529% of nonperforming loans at September 30, 2022, and 1,959% of nonperforming loans at December 31, 2022. The Company had net charge-offs of $269,000, or (0.03%) of average loans, for the third quarter of 2023, compared to net recoveries of ($425,000) or (0.05%) of average loans, for the third quarter of 2022, and net recoveries of ($83,000), or (0.01%) of average loans for the fourth quarter of 2022. The total ACLL is sensitive to the forecasted economic factors management has selected in the calculation of the allowance, among other assumptions and inputs including qualitative factors. A decline in California GDP, an increase in California unemployment rate, declining California home and commercial real estate prices, or a combination of these factors, should be expected to result in a further increase in the ACLL.

The following table shows the drivers of change in ACLL for the first, second, and third quarters of 2023:

(Dollars in thousands)
ACLL at December 31, 2022	$47,512
Portfolio changes during the first quarter of 2023	(160)
Qualitative and quantitative changes during the first
quarter of 2023 including changes in economic forecasts	(79)
ACLL at March 31, 2023	47,273
Portfolio changes during the second quarter of 2023	1,652
Qualitative and quantitative changes during the second
quarter of 2023 including changes in economic forecasts	(1,122)
ACLL at June 30, 2023	47,803
Portfolio changes during the third quarter of 2023	(117)
Qualitative and quantitative changes during the third
quarter of 2023 including changes in economic forecasts	16
ACLL at September 30, 2023	$47,702

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $32.0 million on its consolidated statement of financial condition at September 30, 2023, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2023		September 30, 2022		December 31, 2022
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,243,501	27%	$1,883,574	40%	$1,736,722	40%
Demand, interest-bearing	1,004,185	22%	1,154,403	24%	1,196,427	27%
Savings and money market	1,110,640	24%	1,487,400	32%	1,285,444	29%
Time deposits — under $250	43,906	1%	34,728	1%	32,445	1%
Time deposits — $250 and over	252,001	6%	93,263	2%	108,192	2%
ICS/CDARS — interest-bearing demand,
money market and time deposits	921,224	20%	29,897	1%	30,374	1%
Total deposits	$4,575,457	100%	$4,683,265	100%	$4,389,604	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at September 30, 2023, September 30, 2022, and December 31, 2022.

Total deposits decreased ($107.8) million, or (2%), to $4.575 billion at September 30, 2023, compared to $4.683 billion at September 30, 2022, and increased $185.9 million, or 4%, from $4.390 billion at December 31, 2022.

Migration of customer deposits resulted in an increase in ICS/CDARS deposits of $891.3 million to $921.2 million at September 30, 2023, compared to $29.9 million at September 30, 2022, and an increase of $890.8 million from $30.4 million at December 31, 2022. Noninterest-bearing demand deposits decreased ($640.1) million, or (34%), to $1.244 billion at September 30, 2023, compared to $1.884 billion at September 30, 2022, and decreased ($493.2) million from $1.737 billion at December 31, 2022, primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and ICS deposits.

The Bank’s uninsured deposits were approximately $2.123 billion, 46% of total deposits, at September 30, 2023, compared to $2.788 billion, or 64% of total deposits at December 31, 2022. The Bank had 24,769 deposits accounts at September 30, 2023, with an average balance of $185,000, compared 23,833 deposit accounts, with an average balance of $184,000, at December 31, 2022. Deposits from the Bank’s top 100 client relationships totaled $2.185 billion, representing 48% of total deposits, with an average account size of $408,000, representing 22% of the total number of accounts at September 30, 2023.

At September 30, 2023, the $921.2 million ICS/CDARS deposits comprised $452.4 million of interest-bearing demand deposits, $305.8 million of money market accounts and $163.0 million of time deposits. At September 30, 2022, the $163.0 million ICS/CDARS deposits comprised $26.0 million of interest-bearing demand deposits, $399,000 of money market accounts and $3.5 million of time deposits. At December 31, 2022, the $30.4 million ICS/CDARS deposits comprised $26.0 million of interest-bearing demand deposits, $1.1 million of money market accounts and $3.3 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of September 30, 2023:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$124,409	62%
Over three months through six months	65,526	32%
Over six months through twelve months	11,534	6%
Over twelve months	31	0%
Total	$201,500	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Return on average assets	1.16%	1.31%	1.29%	1.13%
Return on average tangible assets	1.20%	1.36%	1.33%	1.17%
Return on average equity	9.54%	11.72%	10.54%	10.12%
Return on average tangible common equity	13.06%	16.60%	14.52%	14.41%
Average equity to average assets ratio	12.17%	11.19%	12.20%	11.17%

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 71.81% at September 30, 2023, compared to 68.68% at September 30, 2022, and 75.14% at December 31, 2022.

The Company’s total liquidity and borrowing capacity was $3.189 billion, all of which remained available at September 30, 2023. The available liquidity and borrowing capacity was 70% of total deposits and approximately 150% of the Bank’s estimated uninsured deposits of $2.123 billion at September 30, 2023. The Bank increased its credit line availability from the FRB and the FHLB by $1.527 billion to $2.366 billion at September 30, 2023, from $839.5 million at December 31, 2022.

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and borrowing arrangements with the FHLB and FRB. HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had $1.220 billion of loans and $377.9 million of securities pledged to the FHLB as collateral on an available line of credit of $1.152 billion at September 30, 2023, none of which was outstanding at September 30, 2023 and December 31, 2022.

HBC can also borrow from the FRB’s discount window. HBC had $1.667 billion of loans and securities pledged to the FRB as collateral on an available line of credit of $1.215 billion at September 30, 2023, none of which was outstanding at September 30, 2023 and December 31, 2022.

At September 30, 2023, HBC had Federal funds purchased arrangements available of $80.0 million. There were no Federal funds purchased outstanding at September 30, 2023, September 30, 2022, and December 31, 2022.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at September 30, 2023, September 30, 2022, and December 31, 2022.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027 (“Sub Debt due 2027”). The Sub Debt due 2032, net of unamortized issuance costs of $537,000, totaled $39.5 million at September 30, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank

On May 26, 2017, the Company completed an underwritten public offering of $40.0 million aggregate principal amount of its Sub Debt due 2027. The Sub Debt due 2027 had a fixed interest rate of 5.25% per year through June 1, 2022. On June 1, 2022, the Company completed the redemption of all of its outstanding $40.0 million of Sub Debt due 2027, prior to resetting to a floating rate. The Sub Debt due 2027 was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of May 26, 2017, between the Company and Wilmington Trust, National Association, as Trustee, at the redemption price of 100% of its principal amount.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$504,872	$459,504	$475,609
Additional Tier 1 capital	—	—	—
Tier 1 Capital	504,872	459,504	475,609
Tier 2 Capital	82,302	78,568	79,201
Total Capital	$587,174	$538,072	$554,810

Risk-weighted assets	$3,762,256	$3,702,514	$3,747,246
Average assets for capital purposes	$5,235,816	$5,287,639	$5,196,294

Capital ratios:
Total Capital	15.6%	14.5%	14.8%
Tier 1 Capital	13.4%	12.4%	12.7%
Common equity Tier 1 Capital	13.4%	12.4%	12.7%
Tier 1 Leverage(1)	9.6%	8.7%	9.2%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	September 30,	September 30,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$522,611	$477,203	$492,725
Additional Tier 1 capital	—	—	—
Tier 1 Capital	522,611	477,203	492,725
Tier 2 Capital	42,839	39,257	39,851
Total Capital	$565,450	$516,460	$532,576

Risk-weighted assets	$3,761,812	$3,700,320	$3,745,725
Average assets for capital purposes	$5,235,122	$5,285,435	$5,194,802

Capital ratios:
Total Capital	15.0%	14.0%	14.2%
Tier 1 Capital	13.9%	12.9%	13.2%
Common Equity Tier 1 Capital	13.9%	12.9%	13.2%
Tier 1 Leverage(1)	10.0%	9.0%	9.5%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At September 30, 2023, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2023, September 30, 2022, and December 31, 2022, the Company and HBC met all capital adequacy guidelines to which they were subject.

Financial results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with reference to certain non-GAAP financial measures. Management believes that the presentation of the Company’s and HBC’s non-GAAP tangible common equity to tangible assets ratio provides useful supplemental information to investors as a financial measure commonly used in the banking industry. The following table summarizes components of the tangible common equity to tangible assets ratio of the Company for the periods indicated:

	September 30,	September 30,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Total Equity	$661,930	$609,517	$632,456
Less: Preferred Stock	—	—	—
Total Common Equity	661,930	609,517	632,456
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(9,229)	(11,692)	(11,033)
Total Tangible Common Equity	$485,070	$430,194	$453,792

Asset components:
Total Assets	$5,403,307	$5,431,262	$5,157,580
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(9,229)	(11,692)	(11,033)
Total Tangible Assets	$5,226,447	$5,251,939	$4,978,916

Tangible Common Equity to Tangible Assets	9.28%	8.19%	9.11%

The following table summarizes components of the tangible common equity to tangible assets ratio of HBC for the periods indicated:

	September 30,	September 30,	December 31,
	2023	2022	2022

	(Dollars in thousands)
Capital components:
Total Equity	$679,644	$627,191	$649,545
Less: Preferred Stock	—	—	—
Total Common Equity	679,644	627,191	649,545
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(9,229)	(11,692)	(11,033)
Total Tangible Common Equity	$502,784	$447,868	$470,881

Asset components:
Total Assets	$5,402,838	$5,429,042	$5,157,093
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(9,229)	(11,692)	(11,033)
Total Tangible Assets	$5,225,978	$5,249,719	$4,978,429

Tangible Common Equity to Tangible Assets	9.62%	8.53%	9.46%

At September 30, 2023, the Company had total shareholders’ equity of $661.9 million, compared to $609.5 million at September 30, 2022, and $632.5 million at December 31, 2022. At September 30, 2023, total shareholders’ equity included $505.7 million in common stock, $173.7 million in retained earnings, and ($17.5) million of accumulated other comprehensive loss. The book value per share was $10.83 at September 30, 2023, compared to $10.04 at September 30, 2022, and $10.39 at December 31, 2022. The tangible book value per share was $7.94 at September 30, 2023, compared to $7.09 at September 30, 2022, and $7.46 at December 31, 2022.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	September 30,		December 31,
Accumulated Other Comprehensive Loss	2023	2022	2022

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(11,985)	$(12,398)	$(11,506)
Split dollar insurance contracts liability	(3,234)	(5,511)	(3,091)
Supplemental executive retirement plan liability	(2,343)	(7,428)	(2,371)
Unrealized gain on interest-only strip from SBA loans	93	125	112
Total accumulated other comprehensive loss	$(17,469)	$(25,212)	$(16,856)

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

The following table sets forth the estimated changes in the Company’s annual net interest income that would result from an instantaneous shift in interest rates from the base rate as of September 30, 2023:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
	Amount	Percent

	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$15,507	7.7%
+300	$11,594	5.8%
+200	$7,702	3.8%
+100	$3,844	1.9%
0	—	—
−100	$(4,725)	(2.3)%
−200	$(13,249)	(6.6)%
−300	$(26,427)	(13.1)%
−400	$(43,348)	(21.6)%

(1)	Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the Cautionary Note on Forward-Looking Statements on page 3. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at September 30, 2023, the period covered by this report on Form 10-Q.

During the three and nine months ended September 30, 2023, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Increasing challenges in credit markets and the effects on our current and future borrowers may have an adverse impact on our loan portfolio and may result in losses or increasing provision expense.

In late 2021 and early 2022, partially as a response to inflation in the U.S. and global economies, the Federal Reserve Board began tightening a years-long series of economic stimulus measures that had included historically low interest rates. As those measures were reversed, the Federal Reserve Open Markets committee increased benchmark interest rates from near zero to more than five percent in less than two years. These increases have had a variety of significant impacts, among them a substantial and rapid increase in the interest paid on variable-rate loans. These effects have included a significant reduction in borrowing on existing lines of credit by corporate and individual customers that have the ability to limit increasing indebtedness, and a reduction in the volume of new loans (each of which has the effect of reducing our interest-earning assets), as well as an increase in delinquencies and classified loans (which requires us to increase our reserves for loan and leases losses and increases our collection costs). These increases also effectively reduce demand for loans that we would typically originate and hold for resale, thus reducing our noninterest income. If interest rates increase further, or if they remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans.

Increasing delinquencies has resulted in our allowance for credit losses on loans decreasing as a percentage of nonperforming loans, from 4,529% as of September 30, 2022, to 870% as of September 30, 2023. If these trends continue, or if economic conditions affecting our borrowers worsen, we may be forced to increase our provision expense, which would result in a reduction in net income for the corresponding period, or in some cases we may experience losses in excess of established reserves, which would have a similar effect. These outcomes, alone or in combination with other factors, may have a material adverse effect on our results of operations.

We may experience impairment of certain intangible assets, which would have the effect of reducing our reported net income for the related period.

When the Company acquires another institution, we record an intangible asset based on the difference between the purchase price and the fair value of the assets of the acquired business. As of September 30, 2023, we carried on our balance sheet an asset relating to goodwill of acquired businesses valued at $167.6 million. This asset represents a portion of the Company’s total assets, but it does not affect tangible assets or tangible stockholders’ equity, nor is it eligible for consideration as Tier 1 regulatory capital. Applicable accounting standards require that intangibles such as goodwill be tested at least annually to assess whether, and to what extent, the carrying value of the goodwill associated with an acquired business exceeds the “fair value” measured according to specified valuation models. During periods of declining financial performance, market conditions often require a charge to a company’s financial statements to reflect any decline in the fair value of those intangible assets. If our impairment testing were to result in a discovery that the goodwill associated with businesses the Company has previously acquired, is carried at a value higher than the measured fair value of that asset, we would be required to take a noncash charge against earnings to reflect an appropriate adjustment.

Similarly, our balance sheet at September 30, 2023, reflects a deferred tax asset having a value of $30.6 million. That asset reflects the present value of the Company’s ability to use certain tax credits and other tax benefits to offset taxable income (or taxes due thereon) recognized in future periods. The value of the Company’s deferred tax asset reflects certain assumptions, including among other things the expectation that the Company will recognize taxable income in amounts and at times in the future sufficient to result in the application of the offsetting benefits. To the extent a company’s forecasts, or a change in circumstances, reduce the likelihood that deferred tax assets can be used to the company’s benefit in future periods, the company is required to recognize an impairment charge to reflect the downward adjustment in the carrying value of those assets. As with goodwill, deferred tax assets are not included in tangible common equity or in tangible assets, nor do they affect regulatory capital measurements. However, any reduction in the carrying value of the Company’s deferred tax assets would be reflected as a noncash charge against earnings, which would reduce reported earnings for the relevant period.

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

The loss of our deposit clients or a substantial reduction in deposit balances could force us to fund our business with more expensive and less stable funding sources.

The composition of our deposit base, and particularly the extent to which our deposits are not federally insured, may present a heightened risk of withdrawal, particularly during periods of economic uncertainty. Our measures to mitigate the risks, including correspondent deposit relationships, may not be completely effective in reassuring customers about the safety of their deposits. Further, significant economic fluctuations, or customers’ expectations about such events (whether or not those expectations materialize) may exacerbate depositors’ sensitivity to the availability of cash to fund immediate withdrawals. If our depositors were to experience such conditions, the resulting demand for withdrawals may materially decrease the volume of our deposits, thus adversely impacting our liquidity. This risk is particularly significant if the FDIC or other federal banking regulators were to withdraw or revise recently announced policies assuring the availability of both insured and uninsured deposits. A reduction in liquidity, particularly if it were to occur rapidly or at excessive levels, would have a material adverse effect upon our financial condition or results of operations, and on the trading price of our common stock.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—MINE SAFETY DISCLOSURES

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).
3.2

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed July 23, 2010).

3.3

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on August 29, 2019 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2019).

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2013).
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350.*
32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350.*
101.INS	Inline XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.	The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL. *Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: November 3, 2023	/s/ Robertson clay jones
Robertson Clay Jones
Chief Executive Officer

Date: November 3, 2023	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer