Form 10-K
period 2023-12-31
HERITAGE COMMERCE CORP
filed 2024-03-11
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(408) 947-6900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which Registered
Common Stock, No Par Value	HTBK	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2023, based upon the closing price on that date of $8.28 per share as reported on the Nasdaq Global Select Market, and 48,332,894 shares held, was approximately $400.2 million.

As of February 14, 2024, there were 61,169,473 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2024 Annual Meeting of Shareholders to be held on May 23, 2024 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2023.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2023

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. Forward-looking statements may include, among other things, statements relating to our projected growth, anticipated future financial performance, management’s long-term performance goals and operational strategies, the performance of our loan and investment portfolios, as well as statements relating to the anticipated effects of those conditions, events and developments on the Company’s financial condition and results of operations.

These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:

●	factors that affect our liquidity and our ability to meet customer demands for deposit withdrawals, including our cash on hand and the availability of funds from our lines of credit;
●	media items and consumer confidence as those factors affect depositors’ confidence in the banking system generally and in our bank specifically;
●	factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;
●	the effect of our measures to assure adequate liquidity of deposits as those measures affect profitability, including increasing interest rates on deposits as a component of our interest expense;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and other factors that affect market interest rates generally;
●	our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolio;
●	events and circumstances that affect our borrowers' financial condition, results of operations and cash flows, which may, during periods of economic uncertainty or decline, adversely affect those borrowers' ability to repay our loans timely and in full, or to comply with their other obligations under our loan agreements with those customers;
●	geopolitical and domestic political developments, including recent, current and potential future wars and international and multinational conflicts, acts of terrorism, piracy and civil unrest, and events reflecting or resulting from social instability, any of which can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;

●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to customers, whether held in the portfolio or in the secondary market;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	conditions relating to the impact of recent and potential future pandemics, epidemics and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	our ability to compete effectively with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related vacancy rates, and asset and market prices;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits and practical factors that affect Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets or of the goodwill associated with previous acquisitions;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks, including those posed by the increasing use of artificial intelligence, such as data security breaches, “denial of service” attacks, “hacking” and identity theft affecting us or third party vendors or service providers;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of the Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;

●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	geographic and sociopolitical factors that arise by virtue of the fact that substantially all of our operations are located in the San Francisco Bay Area of Northern California;
●	risks of natural disasters (including earthquakes, fires, and flooding) and other events beyond our control; and
●	our success in managing the risks involved in the foregoing factors.

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

PART I

ITEM 1.  BUSINESS

General

Heritage Commerce Corp, a California corporation organized in 1997, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. We provide a wide range of banking services through Heritage Bank of Commerce, our wholly-owned subsidiary, which is a California state-chartered bank headquartered in San Jose, California and has been conducting business since 1994.

Heritage Bank of Commerce is a multi-community independent bank that offers a full range of commercial banking services to small and medium-sized businesses and their owners, managers and employees. We operate through seventeen full service branch offices located entirely in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. Our market includes the headquarters of a number of technology based companies in the region commonly known as “Silicon Valley.”

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

Our principal executive office is located at 224 Airport Parkway, San Jose, California 95110, and the telephone number for our corporate offices is (408) 947-6900.

At December 31, 2023, we had consolidated assets of $5.19 billion, loans of $3.35 billion, deposits of $4.38 billion and shareholders’ equity of $672.9 million.

When we use “we”, “us”, “our” or the “Company”, we mean the Company on a consolidated basis with Heritage Bank of Commerce. When we refer to “HCC” or the “holding company”, we are referring to Heritage Commerce Corp on a standalone basis. When we use the “Bank” or “HBC”, we mean Heritage Bank of Commerce on a standalone basis.

The Internet address of the Company’s website is “http://www.heritagecommercecorp.com,” and the Bank’s website is “http://www.heritagebankofcommerce.com.” The contents of our websites are not incorporated into and do not form a part of this or any other report or document we file with the SEC. The Company makes available free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the SEC’s website.

Heritage Bank of Commerce

HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through seventeen full-service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office	Oakland:	Branch Office
	Main Branch		1111 Broadway
	224 Airport Parkway		Suite 1650
	Suite 100		Oakland, CA 94607
San Jose, CA 95110

Danville:	Branch Office	Palo Alto:	Branch Office
	387 Diablo Road		325 Lytton Avenue
	Danville, CA 94526		Suite 100
Palo Alto, CA 94301

Fremont:	Branch Office	Pleasanton:	Branch Office
	3137 Stevenson Boulevard		300 Main Street
	Fremont, CA 94538		Pleasanton, CA 94566

Gilroy:	Branch Office	Redwood City:	Branch Office
	7598 Monterey Street		2400 Broadway
	Suite 110		Suite 100
	Gilroy, CA 95020		Redwood City, CA 94063

Hollister:	Branch Office	San Francisco:	Branch Office
	351 Tres Pinos Road		120 Kearny Street
	Suite 102A		Suite 2300
	Hollister, CA 95023		San Francisco, CA 94108

Livermore:	Branch Office	San Mateo:	Branch Office
	1987 First Street		400 S. El Camino Real
	Livermore, CA 94550		Suite 150
San Mateo, CA 94402

Los Altos:	Branch Office	San Rafael:	Branch Office
	419 South Sn Antonio Road		999 5th Avenue
	Los Altos, CA 94022		Suite 100
San Rafael, CA 94901

Los Gatos:	Branch Office	Walnut Creek:	Branch Office
	15575 Los Gatos Boulevard		1990 N. California Boulevard
	Suite B		Suite 100
	Los Gatos, CA 95032		Walnut Creek, CA 94596

Morgan Hill:	Branch Office	Bay View Funding:	Administrative Office
	18625 Sutter Boulevard		224 Airport Parkway
	Suite 100		Suite 200
	Morgan Hill, CA 95037		San Jose, CA 95110

Lending Activities

We offer a diversified mix of business loans encompassing the following loan products: (i) commercial and industrial loans; (ii) commercial real estate loans; (iii) construction loans; and (iv) SBA loans. From time to time the Company has purchased single family residential mortgage loans. We also offer home equity lines of credit (“HELOCS”), to accommodate the needs of business owners and individual clients, as well as consumer loans (both secured and unsecured). In the event creditworthy loan customers’ borrowing needs exceed our legal lending limit, we have the ability to sell participations in those loans to other banks. Our focus on relationship banking allows us to obtain a substantial portion of each borrower’s banking business, including deposit accounts, and provide long-term credit and deposit solutions to support our customers and their businesses.

The following table shows the percentage of our total loans for each of the principal areas in which we directed our lending activities at December 31, 2023:

Commercial(1)	14%
Real estate:
CRE - owner occupied	17%
CRE - non-owner occupied	37%
Land and construction	4%
Home equity	4%
Multifamily	8%
Residential mortgages	15%
Consumer and other	1%
Total Loans	100%
(1)	Commercial loans include SBA loans, SBA Paycheck Protection Program (“PPP”) loans, asset-based lending, and factored receivables.

While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

Commercial Loans.  Our commercial loan portfolio is comprised of operating secured and unsecured loans advanced for working capital, equipment purchases and other business purposes. Generally short-term loans have maturities ranging from thirty days to one year, and “term loans” have maturities ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating or fixed interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions.

Our factored receivables portfolio is originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables was 37 days for the year ended December 31, 2023.

HBC’s commercial loans, except for the asset-based lending and the factored receivables at Bay View Funding, are primarily originated from locally-oriented commercial activities in communities where HBC has a physical presence through its branch offices.

Commercial Real Estate Loans.  The commercial real estate (“CRE”) loan portfolio is comprised of loans secured by commercial real estate. CRE loans comprise two segments differentiated by owner occupied commercial real estate and non-owner occupied commercial real estate.  Owner occupied CRE loans are secured by commercial properties that are at least 50% occupied by the borrower or borrower affiliate. Non-owner occupied CRE loans are secured by commercial properties that are less than 50% occupied by the borrower or borrower affiliate. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy.  These loans are generally advanced based on the borrower’s cash flow, and the underlying collateral provides a secondary source of payment. HBC generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. HBC offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain real estate loans that can be sold in the secondary market may be advanced for longer maturities. CRE loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Construction Loans.  We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. We also make construction loans for homes and commercial buildings built by owner occupants. The terms of commercial construction loans are made in accordance with our loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 70% loan-to-value ratio, as completed. Repayment of construction loans on non-residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. At times we provide permanent mortgage financing on our construction loans on income-producing property. Construction loans are interest-only loans during the construction period, which typically does not exceed 18 months. If HBC provides permanent financing the short-term loan converts to permanent, amortizing financing following the completion of construction. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower’s ability to repay the loan. In addition, the borrower may not be able to obtain permanent financing or ultimate sale or rental of the property may not occur as anticipated. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

SBA Loans. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. HBC has been designated as an SBA Preferred Lender. Our SBA loans fall into four categories: loans originated under the SBA’s 7a Program (“7a Loans”); loans originated under the SBA’s 504 Program (“504 Loans”); SBA “Express” Loans, and U.S. Department of Agriculture guaranteed lending programs. SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business. The SBA “Express” Loans or lines of credit are for businesses that want to improve cash flow, refinance debt, or fund improvements, equipment, or real estate. It features an abbreviated SBA application process and accelerated approval times, plus it can offer longer terms and lower down payment requirements than conventional loans.  The U.S. Department of Agriculture guaranteed lending programs offer loans to farmers and ranchers for farm ownership, farm construction and improvement, and farm operating purposes. These programs help promote, build, and sustain family farms.

SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

Home Equity Loans.  Our home equity line portfolio is comprised of home equity lines of credit (“HELOCs”) to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we do not hold, and they are not covered by private mortgage insurance coverage.

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

Consumer and Other Loans.  The consumer loan portfolio is composed of miscellaneous consumer loans including loans for financing automobiles, various consumer goods and other personal purposes. Consumer loans are generally secured. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continued financial stability, which can be adversely affected by job loss, divorce, illness, injury or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

For customers seeking full Federal Deposit Insurance Corporation (“FDIC”) insurance on certificates of deposit in excess of $250,000, we offer the Insured Cash Sweep (“ICS”) and Certificate of Deposit Account Registry Service (“CDARS”) programs, which allows HBC to place the deposits with other participating banks to maximize the customers’ FDIC insurance. HBC also receives reciprocal deposits from other participating financial institutions.

Electronic Banking

While personalized, service-oriented banking is the cornerstone of our business plan, we use technology and the Internet as a secondary means for servicing customers, to compete with larger banks and to provide a convenient platform for customers to review and transact business. We offer sophisticated electronic or “internet banking” opportunities that permit commercial customers to conduct much of their banking business remotely from their home or business. However, our customers always have the opportunity to personally discuss specific banking needs with knowledgeable bank officers and staff who are directly accessible in the branches and offices as well as by telephone and email.

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

Investments

Our investment policy is established by the Board of Directors (the “Board”). The general investment strategies are developed and authorized by our Finance and Investment Committee of the Board. The investment policy is reviewed annually by the Finance and Investment Committee, and any changes to the policy are subject to approval by the full Board. The overall objectives of the investment policy are to maintain a portfolio of high quality investments to maximize interest income over the long term and to minimize risk, to manage liquidity, to provide collateral for borrowings, and to provide additional earnings when loan production is low. The policy dictates that investment decisions take into consideration the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board’s Finance and Investment Committee on a monthly basis.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $498,000, totaled $39.5 million at December 31, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the FRB.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara county region, the seven counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 572 offices that control a combined 69.29% of deposit market share based on June 30, 2023 FDIC market share data. HBC ranks fourteenth with 0.72% share of total deposits based on June 30, 2023 market share data. Larger institutions have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

HUMAN CAPITAL

We strive to be the employer of choice among banks in our markets, by building a reputation as a place where every employee can thrive. We believe deeply that employees drive our Company’s stability and success. With this in mind, we are dedicated to recruiting, nurturing, advancing and retaining a workforce that embraces and cultivates a culture of excellence, teamwork, customer focus, diversity, equity, inclusivity, belonging, and accountability. We constantly work on finding ways to improve our culture, recruitment strategies, training and retention. Progress on these human capital efforts and programming are shared regularly with the Board’s Personnel and Compensation Committee throughout the year because we believe their perspective and feedback is invaluable to our continuous improvement. Our ultimate goal is to deepen client and community relationships and deliver an exceptional  experience to all whom we serve.

In 2023, we had:

Timeline of Human Capital enhancement endeavors:

2021	2022		2023
Q2	Q3	Q4	Q1	Q2	Q3	Q4
● Established a Diversity Equity Inclusion and Belonging (“DEIB”) Steering Committee

●  Hired an EVP Chief People and Culture Officer (“CPCO”)

●  CPCO together with other managers hosted listening sessions to allow for 1-1 and/or group conversations

●  Relaunched Heritage Hearts Community Outreach Group

		● Launched inaugural DEIB Education Program for all employees, 96% participation rate as of December 2023 ● Established an enterprise Culture Ambassador Group	● Conducted comprehensive Enterprise Workforce Analysis Review (total compensation, pay for performance, job leveling, and pay equity calibration)

●  Implemented a new online Human Capital Management system

●  Enhanced Employee Benefit Offerings- Offered a zero-cost individual health insurance plan, increased free licensed counseling sessions from 3 to 5 annually

					● Introduced inaugural Company Core Values ● Launched Leadership Essentials Development Program to help leaders better recruit, manage, reward and recognize their team members	● Implemented a new enterprise recognition program called “Core Value Champions” available for all team members to participate in

Diversity, Equity, Inclusion and Belonging

We began our transformative journey two years ago with the establishment of an Executive DEIB Steering Committee, and in 2022 we hired an Executive Vice President and Chief People and Culture Officer to help enhance and cultivate a culture of openness, transparency and belonging. In 2023, we launched our inaugural DEIB Workshop focused on understanding DEIB’s impact in the workplace, historical events that underline the importance of DEIB, and exploring and interrupting our own negative unconscious biases. We achieved 100% participation (excluding Q4 new hires).

Management continued to provide Company-wide listening sessions to solicit feedback, enhance engagement, and cultivate positive culture. Based on feedback from listening sessions, we also created a Culture Ambassador Group (akin to employee resource groups for larger organizations) comprised of non-executive employees from various departments and locations. Through self-identification, the Culture Ambassadors represent 77% female and 62% ethnic/racial diversity. Culture Ambassadors serve an important role to help shape enterprise initiatives such as creation of corporate values, promoting awareness of various cultures, as well as provide  timely and ongoing feedback to the DEIB Steering Committee.

In 2023, we launched the inaugural enterprise Core Values created by the partnership of the DEIB Steering Committee and Culture Ambassadors that was approved by our Board:

Further demonstrating our core value of serving with purpose and passion, our Heritage Hearts Committee relaunched with a mission to source nonprofit volunteer and board opportunities for Company employees across the Bay Area. In 2023, we contributed more than 2,500 hours (a 500 hour, or 25%, increase from prior year) to strengthen our relationship with local nonprofit organizations. More than 50 of our employees (an 11% increase from prior year) serve on over 70 nonprofit boards. Our broad outreach efforts cover a variety of focus areas like economic development, education, financial literacy, health and human services, housing and homelessness, small business and entrepreneurship support, animal services, environmental, and arts and culture.

We continued to expand on existing communication efforts such as our anonymous “Ask CEO” portal with  our Chief Executive Officer (“CEO”), providing answers and updates during regularly scheduled all-hands meetings throughout the year. In 2023, we also introduced a CEO welcome luncheon so all new team members can establish a direct connection to the CEO. We also encourage employees to submit suggestions through our “Big Idea” electronic portal. Furthermore, multiple executives facilitate periodic cross-functional focus groups to gather input on our strengths and areas where we can further improve.

Compensation

Our Company’s pay for performance compensation philosophy offers all employees the opportunity to earn annual bonuses in addition to base salaries depending on individual, team, and Company performance results. We are committed to pay equity and regularly review our compensation model to ensure fair pay practices across our Company. When we identify chances to enhance pay equity, we proactively take steps to address them.

We adhere to the Senate Bill 1162 CA Pay Transparency Regulations, both as to specific requirements and the spirit behind the bill. We use a balanced performance evaluation approach to assess four core areas: Business Results, Internal/External Client Experience, Teamwork/Leadership and Risk/Compliance/Controls.

Talent Development and Succession Planning

Throughout the year, employees are offered a variety of opportunities to participate in learning and education programs such as attending internal and external seminars/workshops, on-line training courses, panel discussions and trade group conferences to enrich one’s own development. Additionally, we offer a generous tuition reimbursement to support employees’ desire to pursue higher education degrees. Employees also have the opportunity to earn industry related and/or role related professional certifications and our Company reimburses for classes, materials, test fees, and ongoing required education costs. Each year, we also offer certain identified leaders an opportunity to attend Pacific Coast Banking School as part of their career development plan.

In 2023, we launched our inaugural Leadership Essentials Workshop series with modules consisting of (1) Recruiting and Hiring and Retaining Top Talent; (2) Leveraging Individual and Team Strengths; (3) Talent Development, Performance Management and Effective Coaching; (4) Handling Employee Relations Matters, Decision Making and Accountability; and (5) Communicating Effectively and Inspiring Positive Change.

We further refined our Talent Management and Succession Planning framework, and progress updates are provided to the Board throughout the year. We created a robust Succession Planning roadmap that clearly outlines a plan for executive ranks and key roles. Additionally,  we’ve embedded a discipline of building an external diverse talent pipeline for executive and board seats.

Internal career mobility continues to be an important part of employee engagement and development. In 2023, 66% of promotions identified as female and 41% were racially or ethnically diverse.

PROMOTIONS (internal career mobility)

Culture and Conduct

Teamwork is not only promoted but celebrated through various recognition programs. We launched a new recognition program called “Core Values Champions” designed to recognize individuals who demonstrate our Company’s Core Values through their work and interactions. Throughout the year, employees are encouraged to nominate colleagues who go above and beyond their regular duties in showcasing one or more of our core values. The CEO highlights  and broadly shares Core Value Champions’ stories, celebrating their exemplary accomplishments and contributions.

We continually promote a speak-up culture, so our workplace feels welcoming and safe. We expect employees always to treat clients and stakeholders with courtesy and respect. In 2023, grounded in our Core Values, we significantly overhauled our Company’s Code of Ethics and Conduct to offer more specificity to directors and employees. This update introduced revisions and additional clarity across different sections, such as workplace safety, protection of client and team member information, conflict of interest guidelines, anti-retaliation policy, and procedures for reporting concerns. Every director and employee must now annually confirm their acknowledgement of the Company’s Code of Ethics and Conduct, and senior leadership team members are subject to a more restrictive Executive and Principal Financial Officer Code of Ethics, as well.

Employees have the ability to report concerns through a variety of channels including their immediate manager, any leader at the company, Human Resources or through our external anonymous complaints telephone hotline and/or internet site. We take all complaints seriously and promptly investigate concerns. We have a zero tolerance, anti-retaliation policy.

Health, Safety and Wellbeing

Our employees are our most valuable resource, and their safety, health, and wellbeing  are key to our Company’s success. We support the wellness of all colleagues through various programs, including Employee Assistance Program (“EAP”), health seminars, education programs and health club memberships. All employees are eligible to take advantage of our EAP programs  which offer counseling services, family support, help on financial and legal issues, and mental health support. In 2023, we increased the individual EAP private counseling sessions, monthly fitness stipend for all employees and hosted in-person and virtual meditation sessions to promote the importance of self-care.

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

SEC and Nasdaq.  HCC’s stock is traded on the Nasdaq Global Select Market (under the trading symbol “HTBK”), and HCC is subject to rules and regulations of The Nasdaq Stock Market LLC, including those related to corporate governance. HCC is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires HCC to file annual, quarterly and other current reports with the SEC. HCC is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act, the reporting requirements of directors, executive officers and principal shareholders regarding transactions in HCC’s common stock and short swing profits rules promulgated by the SEC under Section 16 of the Exchange Act, and certain additional reporting requirements by principal shareholders of HCC promulgated by the SEC under Section 13 of the Exchange Act.

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

Subject to certain conditions (including deposit concentration limits established by the BHCA and Dodd-Frank), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with Dodd-Frank, bank holding companies must be well-capitalized and well-managed in order to complete interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Capital Requirements” above.  In July 2023, the FDIC and the U.S. Department of Justice’s Antitrust Division

released its 2023 Draft Merger Guidelines, which includes proposed updates to the analytical framework that has guided the regulatory review of bank mergers and the manner in which regulatory standards are applied. The public comment period for comments on the proposed guidelines closed September 18, 2023 and the agencies are now in the process of reviewing and finalizing the new merger guidelines.

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

HBC is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, HBC is required to own a certain amount of capital stock in the FHLB. As of December 31, 2023, HBC was in compliance with the FHLB’s stock ownership requirement. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

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

Brokered Deposit Restrictions.  Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2023, HBC was eligible to accept brokered deposits without limitations.

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

Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 2.5 to 32 basis points. However, the FDIC has flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2023, HBC paid supervisory assessments to the DFPI totaling $373,000.

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

Dividend Payments. We have paid a quarterly dividend to our shareholders every quarter since 2013. The primary source of funds for HCC is dividends from HBC. Under the California Financial Code, HBC is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or HBC’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of HBC; or (b) the net income of HBC for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of HBC; (b) the net income of HBC for its last fiscal year; or (c) the net income for HBC for its current fiscal year; and (iii) with the prior approval of the DFPI and HBC’s shareholders (i.e., HCC) in connection with a reduction of its contributed capital.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. In addition, in order to pay a dividend, the Capital Rules generally require that a financial institution must maintain over a 2.5% in common equity tier 1 capital attributable to the Capital Conservation Buffer. See “—Regulatory Capital Requirements.” As described above, HBC exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2023.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. The current system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” HBC had a CRA rating of “satisfactory” as of its most recent regulatory examination. In October 2023, the Federal Reserve, along with the FDIC and the OCC, issued a final rule to modernize the CRA regulatory framework.  Some of the key revisions include clarification of eligible community development activities, a new metrics-based approach to evaluating bank retail lending and community development financing, and updates to the evaluation of lending outside traditional assessment-areas generated by growth of non-branch delivery systems such as online and mobile banking. Most of the final rule’s requirements will become applicable beginning January 1, 2026, with the remaining new requirements, including data reporting requirements, becoming applicable January 1, 2027.

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

In January 2021, a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws was adopted, part of which was the adoption of AMLA. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions.  AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. Adopted as part of the 2021 revisions of the anti-money laundering laws, and effective January 1, 2024, the Corporate Transparency Act (the “CTA”) requires the creation of a national registry of beneficial ownership information.  As the banking industry sees the impact of compliance with the new CTA rules, we may see an impact on the AMLA/BSA procedures and reporting requirements of financial institutions. HBC has established policies and procedures that it believes comply with these requirements.

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

Concentrations in Commercial Real Estate. Concentration risk exists when a financial institution deploys too many assets to a specific industry or segment of the economy with the potential to produce losses large enough to threaten the financial institution’s health. Concentration stemming from CRE is one area of regulatory concern. Regulatory guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. As of December 31, 2023, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 306% of HBC total risk-based capital, as compared to 295% as of December 31, 2022. If the regulatory agencies become concerned about our CRE loan concentrations, it could limit our ability to grow by restricting approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

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

The SEC’s new cybersecurity disclosure rules took effect on December 18, 2023, as a result of which public companies are required to report on Form 8-K certain information relating to material cybersecurity incidents within four business days of the determination that such incident was material to the company. Additionally, beginning in the annual report covering fiscal year ended December 31, 2023, public companies must report on Form 10-K any cybersecurity risks that have materially affected or are likely to materially affect the company, including the company’s business strategy, financial condition and results of operation. This report describes those risks herein and in the sections below entitled “Item 1A – Risk Factors” and “Item 1C – Cybersecurity.”

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

Incentive Compensation.  Dodd-Frank requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The SEC’s final pay versus performance regulations require disclosure of information that shows the relationship between executive compensation actually paid and the company’s financial performance in annual proxy statements. By December 1, 2023, listed companies were required to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers, as required under the SEC’s final rules on “clawback” of executive compensation, which directed the stock exchanges to establish listing standards requiring such policy. Companies must also recover any compensation in excess of what the executive officer should have received in the event the companies’ financials are restated due to material noncompliance with securities laws. Any action taken in relation to such clawbacks or policy must be disclosed in the company’s annual report or annual proxy statement. The Company adopted its Executive Incentive Compensation Recovery Policy effective October 1, 2023.

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

Summary of Risk Factors

Risks Related to Our Business

●	Unfavorable general business, economic and market conditions
●	Effects related to pandemics, epidemics and other infectious disease outbreaks, including the COVID-19 pandemic
●	Geographic concentration in the Greater San Francisco Bay Area
●	Monetary policies and regulations
●	Competition for customer deposits
●	Rapid technological developments in the financial services industry

Risks Related to Our Loans

●	Negative changes in the economy affecting real estate values and liquidity
●	Risks involved with construction and land development loans
●	Increased scrutiny by regulators of commercial real estate concentrations
●	Unreliability of loan appraisals used in real property loan decisions
●	Commercial loans are more sensitive to the borrower’s successful operations or property development
●	Small and medium business loans are subject to greater risks from adverse business developments
●	Underwriting criteria and practices may not prevent poor loan performance

Risks Related to Our SBA Loan Program

●	Dependence on U.S. federal government SBA loan program
●	Recognition of gains on sale of loans and servicing asset valuations reflect certain assumptions we use
●	Credit risks from non-guaranteed portion of SBA loans we retain and do not sell
●	Credit risks from SBA loans we sell as a result of repurchase obligations

Risks Related to Our Credit Quality

●	Managing credit risk
●	Nonperforming assets require management time to resolve and can affect our financial results
●	The allowance for credit losses on loans may be insufficient to absorb potential losses in our loan portfolio
●	Real estate market volatility may have an adverse effect on disposition of other real estate owned
●	Exposure to environmental liabilities on foreclosed real estate collateral

Risks Related to our Growth Strategy

●	General risks associated with acquisitions, including availability of suitable targets and integration risks
●	Dilution affect resulting from the issuance of common stock consideration for acquisitions
●	Impairment of the goodwill recorded from an acquisition
●	Incorrect estimate of fair value for assets acquired in an acquisitions
●	Managing our branch growth strategy
●	Managing risks of adding new lines of business and new products

Risks Related to Our Financial Strength and Liquidity

●	Fluctuations in interest rates and increased challenges in credit markets
●	Unrealized losses on our securities portfolio, particularly from the impact of increased interest rates on our securities available-for-sale portfolio
●	Liquidity risks, particularly from limited access to lines of credit, deposits, and other traditional forms of funding

Risks Related to Our Capital

●	More stringent capital requirements
●	Raising new capital in conditions beyond our control

Risks Related to Management

●	Our success depends on the skills and retention of our management
●	Competition for skilled and experienced management level and senior level employees

Risks Related to Our Reputation and Operations

●	Failure to maintain a favorable reputation with our customers and communities
●	Effects from failures of non-related banks and reputation of the banking industry and financial institutions as a whole
●	Failure of our risk management framework
●	Interruptions, cyber-attacks, fraud and other security breaches
●	Difficulties from our third-party providers
●	Employee misconduct
●	Inaccurate information provided to us by customers or counterparties
●	Environmental, social and governance practices

Risks from Competition

●	Competition from financial service companies and other companies that offer commercial banking services
●	Competitive need to implement new technology and related operational challenges

Risks Related to Other Business

●	Costs and effects of litigation, investigations or similar matters
●	The soundness of other financial institutions
●	Severe weather, natural disasters (including fire and earthquakes, pandemics, acts of war, terrorism, and social unrest)

Risks Related to Finance and Accounting

●	Reliance on estimates and risk management processes and analytical and forecasting models
●	Changes in accounting standards
●	Failure to maintain effective internal controls over financial reporting
●	Realization of our deferred tax assets

Risks Related to Legislative and Regulatory Developments

●	Extensive government regulation that could limit or restrict our activities
●	Legislative and regulatory actions taken now or in the future increase our costs, and impact our business
●	Federal and state regulatory exams
●	Noncompliance with the BSA and other anti-money laundering statutes and regulations
●	Consumer protection laws and regulations
●	Failure to comply with privacy, data protection and information security legal requirements

Risks Related to Our Common Stock

●	Investment in common stock is not an insured deposit
●	Volatile trading price of our common stock

●	Limited trading volume
●	Limitations on director liability for monetary damages for failure to exercise their fiduciary duty
●	Potential dilution from issuance of additional equity securities
●	Issuance of preferred stock which may have rights and preferences over our common stock
●	Failure to satisfy our obligations under our subordinated notes would preclude the payment of dividends
●	Our charter documents and California law may have an anti-takeover effect limiting changes of control

Risks Relating to Our Business

Our Business could be adversely affected by unfavorable economic and market conditions.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and our market area, which is situated almost exclusively in the San Francisco Bay Area. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of financial markets.

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

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

●	a decrease in the demand for our loan or other products and services offered by us;
●	a decrease in our deposit balances due to an overall reduction in customer balances;
●	a decrease in the value of our investment securities and loans;
●	an increase in the level of nonperforming and classified loans;
●	an increase in the provision for credit losses and loan charge-offs;
●	a decrease in net interest income derived from our lending and deposit gathering activities;
●	a decrease in the Company’s stock price;
●	an increase in our operating expenses associated with attending to the effects of the above-listed circumstances; and/or
●	a decrease in real estate values or a general decrease in capital available to finance real estate transactions, which could have a negative impact on borrowers’ ability to pay off their loans as they mature.

The COVID-19 pandemic has in the past negatively affected, and future pandemics, epidemics, disease outbreaks and other public health crises could negatively affect the global and U.S. economies and could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, in the U.S. or globally have in the past negatively affected, and could in the future negatively affect, the global and U.S. economies, including by increasing unemployment levels, disrupting supply chains and businesses in many industries, lowering equity market valuations, decreasing liquidity in fixed income markets, and creating significant volatility and disruption in financial markets. Social and governmental reactions to those events have from time to time affected, and may in the future continue to affect, customers’ banking patterns and preferences and their need for liquidity, particularly at times when layoffs, furloughs, and remote working requirements are in effect. The extent to which the COVID-19 pandemic or any future pandemic, epidemic, disease outbreak or other public health crisis could adversely affect our business, financial condition and results of operations, as well as our liquidity and capital profile, and provisions for credit losses, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the widespread availability, use and effectiveness of vaccines, actions taken by governmental authorities and other third parties in response to the pandemic and the direct and indirect impact of the pandemic on us, our clients and customers, our service providers and other market participants.

Our profitability is dependent upon the geographic concentration of the markets in which we operate.

We operate primarily in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara and, as a result, our business, financial condition and results of operations are subject to the demand for our products in those areas and is also subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our subsidiary’s, Bay View Funding, and our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our business, financial condition and results of operations. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify demand for our products or our credit risks across multiple markets.

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

We may not keep pace with the rapid technological developments in the financial services industry. Fraudulent and other illegal activity involving our products, services and systems could adversely affect our financial position and results of operations.

The financial services industry is subject to rapid technological changes, of which we cannot predict the effects on our business. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. These rapid changes increase cybersecurity risks to our Company and our third-party vendors and service providers, including the risk of security breaches, “denial of service” attacks, “hacking” and identity theft. Criminals are using increasingly sophisticated methods to engage in illegal activities, including through the use of deposit account products and customer information and may also see their effectiveness enhanced by the use of artificial intelligence. A single significant incident of fraud, or increases in the overall level of fraud, involving our products and services could result in reputational damage to us. Such damage could reduce the use and acceptance of our products and services or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. To address the challenges that we face with respect to fraudulent activity, we maintain certain risk control policies and procedures, both internally and with respect to our third-party vendors and service providers, that make it more difficult for to fraudulently obtain and use our products and services. However, our inability to keep pace with technological changes, including our ability to identify and address cybersecurity risks, may significantly affect our financial position and results of operation.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2023, approximately $2.87 billion, or 85% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $583.3 million, or 17% of total loans. The real estate securing our loan portfolio is concentrated in California.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, fluctuations in vacancy rates, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project.  These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2023, land and construction loans, (including land acquisition and development loans) totaled $140.5 million or 4% of our portfolio. Of these loans, 13% were comprised of owner occupied and 87% non-owner occupied construction and land loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

In considering whether to make a loan secured by real property we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral securing a loan may be less than estimated, and if a default occurs, we may not recover the outstanding balance of the loan.

Many of our loans are to commercial borrowers, which may have a higher degree of risk than other types of borrowers.

At December 31, 2023, commercial loans totaled $463.8 million or 14% of our loan portfolio (including SBA loans, PPP loans, asset-based lending, and factored receivables).  Commercial loans represented 16% of our total loan portfolio at December 31, 2022. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations.  Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2023, SBA loans totaled $34.4 million, which are included in the commercial loan portfolio. SBA loans held-for-sale totaled $2.2 million at December 31, 2023. In addition, the Company had $426,000 of SBA PPP loans at December 31, 2023.  Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2023 was $482,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, financial condition and results of operations.

We originated $19.4 million of SBA loans for the year ended December 31, 2023. We sold $7.5 million of the guaranteed portion of our SBA loans for the year ended December 31, 2023. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2023, we held $36.6 million of SBA loans (including loans held-for-sale) on our balance sheet, $21.5 million of which consisted of the non-guaranteed portion of SBA loans, and $15.1 million of which consisted of the guaranteed portion of SBA loans.  At December 31, 2023, $2.2 million, or 6.2%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2024. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.43%, at December 31, 2023. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $749,000 for the year ended December 31, 2023. The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of allowance for credit losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates.  The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual over time, either of losses in excess of the allowance or of losses less than the allowance.

In addition, we evaluate all loans identified as individually evaluated loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as nonperforming or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for credit losses on loans accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified.

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

As of December 31, 2023, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest) totaled $7.7 million, or 0.23% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) also totaled $7.7 million, or 0.15% of total assets.

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

As of December 31, 2023 we had no other real estate owned (“OREO”) on our financial statements, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

Risks Related to Our Growth Strategy

We face risks related to any future acquisitions we may make.

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. We may not be successful in identifying or completing any future acquisitions, and we may incur expenses as a result of seeking these opportunities regardless of whether they are consummated. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. At December 31, 2023, our acquisition-related goodwill as reflected on our balance sheet was $167.6 million. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Financial Strength and Liquidity

An actual or perceived reduction in our financial strength may cause others to reduce or cease doing business with us, which could result in a decrease in our net interest income and fee revenues.

Our customers rely upon our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, announced or rumored business developments or results of operations, or a decline in stock price, customers may withdraw their deposits or otherwise seek services from other banking institutions and prospective customers may select other service providers. The risk that we may be perceived as less creditworthy relative to other market participants is increased in the current market environment, where the consolidation of financial institutions, including major global financial institutions, is resulting in a smaller number of much larger counterparties and competitors. If customers reduce their deposits with us or select other service providers for all or a portion of the services that we provide them, net interest income and fee revenues will decrease accordingly, and could have a material adverse effect on our results of operations.

Increasing challenges in credit markets and the effects on our current and future borrowers have adversely affected, and in the future may adversely affect, our loan portfolio and may result in losses or increasing provision expense.

From early-2022 to mid-2023, partially as a response to inflation in the U.S. and global economies, the Federal Reserve began tightening a years-long series of economic stimulus measures that had included historically low interest rates. As those measures were reversed, the Federal Reserve Open Markets committee increased benchmark interest rates from near zero to more than five percent in less than two years. These increases have had a variety of significant impacts, among them a substantial and rapid increase in the interest paid on variable-rate loans. These effects have included a significant reduction in borrowing on existing lines of credit by corporate and individual customers that have the ability to limit increasing indebtedness, and a reduction in the volume of new loans (each of which has the effect of reducing our interest-earning assets), as well as an increase in delinquencies and classified loans (which requires us to increase our reserves for loan and leases losses and increases our collection costs). These increases also effectively reduce demand for loans that we would typically originate and hold for resale, thus reducing our noninterest income. Although interest rates appear to have peaked over the last fiscal year, if rates resume increasing, or if they remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans.

If these trends continue, or if economic conditions affecting our borrowers worsen, our allowance for credit losses and related provision could be negatively impacted, which would result in a reduction in net income for the corresponding period, or in some cases we may experience losses in excess of established reserves, which would have a similar effect. These outcomes, alone or in combination with other factors, may have a material adverse effect on our results of operations.

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

As of December 31, 2023, the fair value of our securities portfolio was approximately $1.0 billion. Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. As a result of inflationary pressures and other general economic conditions, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System has rapidly and significantly increased interest rates over the last two years. When interest rates increase, fixed-rate investment securities and loans held for sale tend to decline in value, because investors can often place funds in higher-yielding instruments rather than purchasing debt securities that have a yield that is lower than those earning at a newly-increased market interest rate. These fluctuations have in the past resulted in declines, and in the future may cause further declines, in the carrying value of our available-for-sale securities portfolio and our portfolio of fixed rate loans, as well as the value of securities pledged as collateral for certain borrowing lines. These trends can be exacerbated if the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth.

Additional factors beyond our control can further significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause credit-related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Adverse changes to our credit ratings could limit our access to funding and increase our borrowing costs.

Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types; the rating agencies’ assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to us or our subsidiaries in a crisis. Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that they will maintain our ratings at current levels or that downgrades will not occur.

Any downgrade in our credit ratings could potentially adversely affect the cost and other terms upon which we are able to borrow or obtain funding, increase our cost of capital and/or limit our access to capital markets. Credit rating downgrades or negative watch warnings could negatively impact our reputation with lenders, investors and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of deposits may perceive such a downgrade or warning negatively and withdraw all or a portion of such deposits. While certain aspects of a credit rating downgrade are quantifiable, the impact that such a downgrade would have on our liquidity, business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions we might take.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. The composition of our deposit base, and particularly the extent to which our deposits are not federally insured, may present a heightened risk of withdrawal. Such deposit balances can decrease during periods of economic uncertainty or when customers perceive alternative investments are providing a better risk/return tradeoff. Our measures to mitigate these risks, including correspondent deposit relationships, may not be completely effective in retaining and reassuring customers about their deposits and may increase the costs of maintaining those deposits. Further, significant economic fluctuations, or customers’ expectations about such events (whether or not those expectations materialize) may exacerbate depositors’ sensitivity to the availability of cash to fund immediate withdrawals. If customers move money out of bank deposits and into other investments, we could face a material decrease in the volume of our deposits and lose a relatively low cost source of funds, thereby increasing our funding costs and reducing net interest income and net income.  We could have to raise interest rates to retain deposits, thereby increasing our funding costs and reducing net interest income and net income.

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

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.

The 2023 high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness in the financial services industry, which has persisted into early 2024.  We cannot offer assurances that the risks underlying negative publicity and public opinion have ameliorated or that adverse media stories, other bank failures, or geopolitical or market conditions will not exacerbate or continue these conditions. Partly as a result of these conditions, some community and regional bank depositors have chosen to place their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, all of which have unfavorably affected, and may continue to materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Further, measures announced by the Department of the Treasury, the Federal Reserve, and the FDIC intended to reassure depositors of the availability of their deposits may not be successful in restoring customer confidence in the banking system.

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

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. However, over the last few years there has been an increase in anti-ESG measures and proposals by investor advocacy groups, shareholders and policymakers. The potential impact of the 2024 presidential election on additional changes in agency personnel, policies and priorities on the financial services industry cannot be predicted at this time. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

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

We anticipate intense competition will continue for the coming year due to the recent consolidation of many financial institutions and more changes in legislation, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. We expect we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the small business segment and the mass affluent segment, which offers a rich source of deposits as well as more profitable and less risky customer relationships. Further, with the rebound of higher interest rates our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

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

In addition, our customers and loan collateral may be severely impacted by such events, resulting in losses. Physical risks related to discreet events such as flooding and wildfires, and extreme weather impacts and longer-term shifts in climate patterns, such as extreme heat, sea level rise and more frequent and prolonged droughts, which could impair our or our customers’ property and/or result in financial losses that could impair asset values and the creditworthiness of our customers. Such events could disrupt our operations or those of our customers, including through direct damage to assets, reduced availability of insurance, unemployment and indirect impacts from supply chain disruption and market volatility.

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

The processes we use to estimate the allowance for credit losses on loans and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models using those assumptions may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining the allowance for credit losses on loans are inadequate, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

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

We are required to comply with the SEC’s rules implementing Section 302, Section 404, and Section 906 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report as to the effectiveness of controls over financial reporting. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

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

We have significant deferred tax assets and cannot assure that they will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2023, we had a net deferred tax asset of $29.8 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

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

The potential impact of the 2024 presidential election and any changes in agency personnel, policies and priorities on the financial services industry cannot be predicted at this time. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements can significantly affect the services that we provide as well as the costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.  In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Legislative and regulatory actions taken now or in the future may impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation and the corporate tax law, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

New proposals for legislation continue to be introduced in the U.S. Congress that could substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.  Presently, in addition to refining existing regulations implemented after the 2008-2010 financial crisis, the banking regulators are also focusing their attention on certain policy areas, such as climate risk, capital requirements, digital currencies, and technological innovation and artificial intelligence. This new focus is on financial institutions of all sizes, but is expected to result in many smaller institutions facing regulatory standards that have typically been reserved for larger institutions and may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules.

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

The Federal Reserve and the DFPI annually examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

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

Regulations relating to privacy, information security, cybersecurity and data protection could increase our costs and affect or limit how we collect and use personal information.

We are subject to various privacy, information security, cybersecurity and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. As a public company, we are subject to the SEC’s rules requiring disclosure of material cybersecurity incidents, as well as cybersecurity governance and risk management. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information.

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

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” contained in this report. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock, some of which are out of our control. Among the factors that could affect our stock price are:

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

Historically, our Board has declared quarterly dividends on our common stock. However, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends as our Board, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to holders of our common stock.

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

Although there are currently no shares of our preferred stock issued and outstanding, our articles of incorporation authorize us to issue up to 10 million shares of one or more series of preferred stock. The board also has the power, without shareholder approval (subject to Nasdaq shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our Board to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2023, we had $40.0 million principal amount of subordinated notes outstanding due May 15, 2032. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

Provisions in our charter documents and California law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Our articles of incorporation and bylaws contain a number of provisions relating to corporate governance and rights of shareholders that might discourage future takeover attempts. As a result, shareholders who might desire to participate in such transactions may not have an opportunity to do so. In addition, these provisions will also render the removal of our Board or management more difficult. Such provisions include a requirement that shareholder approval for any action proposed by the Company must be obtained at a shareholders meeting and may not be obtained by written consent.  Our bylaws provide that shareholders seeking to make nominations of candidates for election as directors, or to bring other business before an annual meeting of the shareholders, must provide timely notice of their intent in writing and follow specific procedural steps in order for nominees or shareholder proposals to be brought before an annual meeting.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

Our cybersecurity program provides what we believe is an effective level of protection of client information and of our operating systems while also promoting the timely detection of, and defense against, cyberattacks and other unauthorized access to our information technology (“IT”) systems. In order to accomplish these goals, we invest heavily in up-to-date information security and monitoring controls, which we believe provide the best mechanism to mitigate cybersecurity risks and threats. At the same time, cyberattacks are becoming increasingly common, sophisticated and destructive, and several highly sophisticated financial institutions have been successfully targeted in recent years, leading to significant losses of client data, denials and loss of online banking and other data services, and other critical functions that have become essential to modern banking. In order to mitigate these risks and the potential harm that may result, our Chief Information Security Officer, who reports directly to the Chief Information Officer and who reports regularly to our Board’s Audit Committee, oversees certain policies and procedures that are intended to guard against, detect, and respond to potential breaches of our IT systems. We also maintain and periodically review our cybersecurity disclosure procedures to assure the timely compliance with the Company’s obligations under Item 1.05 of Form 8-K.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our Company’s Corporate Security Handbook and Information Security Program are the guiding policies over our cybersecurity risk management. Additionally, our IT team uses industry-leading tools to help protect stakeholders against cybercriminals. We leverage the latest encryption practices and cyber technologies on our systems, devices, and third-party connections and further review vendor encryption to ensure proper information security safeguards are maintained. Our Company team members are responsible for complying with our cybersecurity standards and complete training to understand the behaviors and technical requirements necessary to keep information secure.

Engaging Third Parties for Risk Management

We recognize the complexity and evolving nature of cybersecurity threats, which is why we engage a range of external experts, including cybersecurity consultants, in evaluating and testing our risk management systems. Our IT security team partners with third-parties to perform annual penetration testing, vulnerability scanning, and monitoring of any potentially suspicious activity across the Company.

Oversight of Third-party Risk

The Company’s Third-Party Relationship Risk Management (“TPRM”) Policy governs of all aspects of third-party risk management. The Board has ultimate responsibility for providing oversight for third-party risk management and holding management accountable. The Board provides clear guidance to the Audit Committee and management regarding the Company’s strategic goals and acceptable risk appetite with respect to third-party relationships. The Board reviews the TPRM Policy on at least an annual basis and ensures that appropriate implementation procedures and practices have been established by management. The Chief Risk Officer is responsible for development and implementation of third-party risk management policies, procedures, and practices, commensurate with the Company’s strategic goals, risk appetite and the level of risk and complexity of its third-party relationships. The Chief Risk Officer periodically provides reports to the Audit Committee on third-party risk management activities. The Company’s Internal Audit department determines the frequency and scope of independent third-party audits of the TPRM program and its effectiveness.

The Company recognizes that not all third-party relationships present the same level of risk, and therefore not all third-party relationships require the same level, degree or type of oversight or risk management. As part of its risk management program, management analyzes the specific risks associated with each third-party relationship, including but not limited to, cybersecurity and information security related risks.

Risks from Cybersecurity Threats

We have not encountered cybersecurity risks or threats that have materially impaired our business strategy, results of operations, or financial condition.

Governance

The Board recognizes the importance of managing risks associated with cybersecurity threats. The Board has established robust oversight procedures to promote effective governance in managing cybersecurity risks because of the significance of these threats to our operational integrity and shareholder confidence.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks. The Audit Committee currently oversees risks relating to cybersecurity, technology, and finance, and in support of this objective has designated an ad hoc committee consisting of both Committee members and non-Committee member directors so as to assure that the Board maintains appropriate expertise to assure the appropriate management of cybersecurity risk. The Audit Committee reports periodically to the Board on the effectiveness of cybersecurity risk management processes and cybersecurity risk trends The Board also receives specific reports from senior management with oversight responsibility for cybersecurity risks within the Company. These reports include cybersecurity and related risks and our exposure to those risks. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with its overall risk management framework.

Management’s Role in Managing Risk

The Chief Information Security Officer plays a pivotal role in informing the Audit Committee on cybersecurity risks. He reports quarterly to the Audit Committee on a range of topics, including:

●Current cybersecurity landscape and risks;

●Status of ongoing cybersecurity incidents, threats and strategies;

●Cybersecurity incident reporting and post-incident reviews; and

●Compliance with regulatory requirements and evolving industry trends.

The Chief Information Security Officer reports to the Chief Information Officer, has a dotted line to the Chief Executive Officer, and maintains independence in reporting on the status and impact of any information security related developments and strategic initiatives to the Audit Committee, and depending on the severity of the situation, directly to the Board of Directors. In addition to regular meetings, the Audit Committee, Chief Information Security Officer, Chief

Information Officer, Chief Risk Officer and Chief Executive Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks that we face, particularly as a financial institution.  The Company’s internal Risk Management Steering Committee also reports directly to the Audit Committee regarding our risk management initiatives. The Audit Committee also receives quarterly reports from the Risk Management Steering Committee, the Company’s Internal Audit department, and IT department in order to say informed on all aspects of cybersecurity risk affecting the Company.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Information Security Officer, who has more than 20 years of cybersecurity experience working with large financial institutions and actively maintains multiple information security certifications. Additionally, our Chief Information Security Officer oversees our cybersecurity incident disclosure and communications. Our Chief Risk Officer separately chairs our Risk Management Steering Committee. Our Chief Risk Officer has served in her position since 2014 and is an accomplished banking professional with more than 40 years of experience in compliance and risk management.

Monitoring Cybersecurity Incidents

The Company monitors cybersecurity events using multiple methods. The Company’s 24/7 Security Operations Center (“SOC”) has the ability to detect and respond to threats in real time and is authorized to shut threats down before they can harm the organization. Additionally, the SOC periodically performs pro-active “threat hunts,” searching for potential indicators of compromise and bad actors on our network. Endpoint and network detection tools alert IT staff of security events that warrant further analysis. The Chief Information Security Officer is kept abreast of all active investigations. If an incident is identified, we attempt to contain the threat is immediately, such as if systems could be taken offline to stop the spread of an attack. Eradication of an attacker’s artifacts, such as user accounts and malicious code, would then be performed. The Company maintains Business Continuity and Disaster Recovery plans, processes, and technology to restore systems affected by a cybersecurity incident. The Chief Information Security Officer may determine that an incident has the potential to be materially relevant and would escalate that determination to the Cybersecurity Incident Disclosure Team comprised of the senior leaders, including the Chief Executive Officer, Chief Risk Officer, Chief Information Officer, Chief Financial Officer, outside counsel and other leaders and advisors of the Company. In addition, we maintain insurance that we believe is customary against certain insurable cybersecurity risks. However, certain aspects of cybersecurity risks are not insurable, and the availability, extent, and cost of coverage may limit our recourse to these sources of risk mitigation.

Reporting to Board of Directors

The Chief Information Security Officer, in his capacity as such, regularly reports to management and the Audit Committee on all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept informed of our cybersecurity and the potential risks we face. In the event of certain cybersecurity matters which present increasing concern, our policies require escalating these cybersecurity and risk management decisions to the full Board.

ITEM 2.  PROPERTIES

The main and executive offices of Heritage Commerce Corp and Heritage Bank of Commerce are located at 224 Airport Parkway in San Jose, California 95110, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 3137 Stevenson Boulevard in Fremont, California 94538, at 387 Diablo Road in Danville, California 94526, at 300 Main Street in Pleasanton, California 94566, at 1990 N. California Boulevard in Walnut Creek, California 94596, at 1987 First Street in Livermore, California 94550, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 351 Tres Pinos Road in Hollister, California 95023, at 419 S. San Antonio Road in Los Altos, California 94022, at 325 Lytton Avenue in Palo Alto, California 94301, at 400 S. El Camino Real in San Mateo, California, 94402, at 2400 Broadway in Redwood City, California 94063, at 120 Kearny Street in San Francisco, California 94108, at 999 5th Avenue in San Rafael, California 94901 and at 1111 Broadway in Oakland, California 94607. Bay View Funding’s administrative offices are located at 224 Airport Parkway, San Jose, California 95110.

Main Offices

The main office of HBC, the San Jose branch office of HBC and the Bay View Funding administrative office are located at 224 Airport Parkway in San Jose, consisting of approximately 56,235 square feet in a six-story Class-A type office building, which are subject to a direct lease dated June 27, 2019, which expires on July 31, 2030. The current monthly rent payment is $227,985, subject to 3% annual increases. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one-story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In May of 2019, the Company amended its lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $23,045, subject to 3% annual increases, until the lease expires on April 30, 2026. The Company has reserved the right to extend the term of the lease for two additional periods of five years.

In June of 2019, the Company extended its lease for an additional five years for approximately 3,391 square feet in a two-story multi-tenant commercial center located at 351 Tres Pinos in Hollister, California. The current monthly rent payment is $5,369, until the lease expires on June 30, 2024. The Company intends to renew the lease for one additional period of five years.

In August of 2019, the Company extended its lease for approximately 3,772 square feet on the first and second floors in a two-story multi-tenant multi-use building located at 1987 First Street in Livermore, California. The current monthly rent payment is $9,045, until the lease expires on September 30, 2024. The Company intends to renew the lease for one additional period of five years.

In October of 2019, as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 4,154 square feet on the first floor in a multi-tenant office building located at 325 Lytton Avenue in Palo Alto, California. The current monthly rent payment is $42,195, until the lease expires on January 31, 2025. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 7,029 square feet on the first floor in a multi-tenant office building located at 1990 N. California Boulevard in Walnut Creek, California. The current monthly rent payment is $30,646, subject to annual increases of 3%, until the lease expires December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 3,063 square feet on the first floor in a multi-tenant office building located at 400 S. Camino Real in San Mateo, California expiring on October 31,2024. In January 2020, The Company amended the lease expiration date to October 31, 2030, and executed a new lease for additional space on the tenth floor for approximately 5,023 square feet. The current monthly rent payment for the combined space of approximately 8,086 square feet is $61,722, subject to annual increases of 3%, until the lease expires October 31, 2030. The Company has reserved the right to extend the lease for two additional period of five years.

In January of 2021, the Company amended and extended its lease for approximately 6,233 square feet on the twenty third floor in a multi-tenant office building located at 120 Kearny Street in San Francisco, California. The current monthly rent payment is $46,839, subject to annual increases of 3%, until the lease expires on March 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2021, the Company extended its lease for approximately 4,716 square feet in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $6,133, subject to annual increases of 2%, until the lease expires on October 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In December of 2021, the Company entered into a new lease agreement for approximately 4,099 square feet on the sixteenth floor in a multi-tenant office building located at 1111 Broadway in Oakland, California. The current monthly rent payment is $24,276, subject to annual increases of 3%, until the lease expires on June 30, 2029. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In August of 2022, the Company extended its lease for approximately 4,188 square feet on the first floor in a multi-tenant office building located at 999 5th Avenue in San Rafael, California. In May of 2023, the Company amended the lease to include an additional 916 square feet, for a total of 5,104 square feet. The current monthly rent payment is $21,533, subject to annual increases of 3%, until the lease expires on December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In January of 2023, the Company extended its lease for approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $32,927, subject to annual increases of 3% until the lease expires on April 30, 2030. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In September of 2023, the Company extended its lease for approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $6,104, subject to annual increases of 3%, until the lease expires on September 30, 2025. The Company has reserved the right to extend the term of the lease for one additional period of two years.

In October of 2023, the Company extended its lease for approximately 2,369 square feet on the first floor of a two-story multi-tenant multi-use building located at 2400 Broadway in Redwood City, California. The current monthly rent payment is $12,437, subject to annual increases of 3%, until the lease expires on October 31, 2028.

In November of 2023, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $6,816, subject to annual increases of 3%, until the lease expires on November 30, 2028. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In February 2024, the Company extended its lease for approximately 3,172 square feet in a one-story multi-tenant multi-use building located at 3137 Stevenson Boulevard in Fremont, California. The current monthly rent payment is $10,848, subject to annual increases of 3%, until the lease expires on February 28, 2027.

Bay View Funding Office

The Bay View Funding administrative office is located at 224 Airport Parkway in San Jose, California, consisting of approximately 7,849 square feet and is subject to a sublease with Heritage Bank of Commerce dated March 6, 2020. The current monthly rent payment is $30,867, which is included in the main office of HBC’s total rent of $227,985, subject to 3% annual increases, until the sublease expires July 31, 2030.

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

The closing price of our common stock on February 14, 2024 was $8.14 per share as reported by the Nasdaq Global Select Market.

As of February 14, 2024, there were approximately 785 holders of record of common stock. There are no other classes of common equity outstanding.

Dividend Policy

The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors, and will be determined by our Board on a quarterly basis. It is Federal Reserve policy that bank holding companies generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Federal Reserve policy that bank holding companies not maintain dividend levels that undermine the holding company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the federal Prompt Corrective Action regulations, the Federal Reserve or the FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as undercapitalized.

As a holding company, our ability to pay cash dividends is affected by the ability of our bank subsidiary, HBC, to pay cash dividends. The ability of HBC (and our ability) to pay cash dividends in the future and the amount of any such cash dividends is and could be in the future further influenced by bank regulatory requirements and approvals and capital guidelines.

The decision whether to pay dividends will be made by our Board in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on HBC to pay dividends to HCC see “Item 1 — Business — Supervision and Regulation — Heritage Commerce Corp – Dividend Payments, Stock Redemptions, and Repurchases and – Heritage Bank of Commerce – Dividend Payments.”

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2018 to December 31, 2023, to the performance of several specific industry indices. The performance of the S&P 500 Index, Nasdaq Stock Index and Nasdaq Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

The following chart compares the stock performance of the Company from December 31, 2018 to December 31, 2023, to the performance of several specific industry indices. The performance of the S&P 500 Index, Nasdaq Stock Index and Nasdaq Bank Stocks were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Heritage Commerce Corp *	100	118	87	122	139	112
S&P 500 *	100	131	156	200	164	207
Nasdaq - Total US*	100	137	198	242	163	236
Nasdaq Bank Index*	100	136	122	169	133	132
*	Source: S&P Global Market Intelligence — (434) 977-1600

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The following discussion provides information about the consolidated results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the “Company” or “HCC”), its wholly-owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), and HBC’s wholly-owned subsidiary, CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the “Company,” “Heritage,” “we,” “us,” and “our,” in this Report on Form 10-K refer to Heritage Commerce Corp and its subsidiaries.

The Company completed its acquisition of Bay View Funding on November 1, 2014. The Company completed its merger with Focus Business Bank (“Focus”) on August 20, 2015, its merger with Tri-Valley Bank (“Tri-Valley”) on April 6, 2018, its merger with United American Bank (“United American”) on May 4, 2018, and its merger with Presidio Bank (“Presidio”) on October 11, 2019. These mergers are discussed in more detail below, and in Notes 1 and 8 to the consolidated financial statements.

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

Our most significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies in the consolidated financial statements included in this Form 10-K. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on reported income or loss and on the carrying value of certain assets and liabilities, and we consider these policies to be our critical accounting estimates. These judgments and assumptions are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from management’s estimates, which could have a material effect on our financial condition and results of operations. The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates. Management has reviewed these critical accounting estimates and related disclosures with our Board’s Audit Committee.

Allowance for Credit Losses on Loans (“ACLL”)

The allowance for credit losses, or ACLL, on loans represents management’s estimate of all expected credit losses over the expected contractual life of the loan portfolio, utilizing the current expected credit loss (“CECL”) model. The ACLL is a valuation amount that is deducted from the amortized cost basis of loans, and is adjusted each period by an expense or credit for credit losses, which is recognized in earnings, and reduced by loan charge-offs, net of recoveries. Determining the appropriateness of the ACLL is complex and requires judgement by management about inherently uncertain factors.

Management utilizes a discounted cash flow methodology to estimate the ACLL. Expected cash flows are estimated for each loan and discounted using the contractual terms of the loan, calculated probabilities of default, loss given default, prepayment and curtailment estimates as well as qualitative factors. The probability-of-default estimates are generated using a regression model used to estimate the likelihood of a loan being charged-off within the life of the loan. The regression model uses combinations of variables to assess historical loss correlations to economic factors and these variables become model forecast inputs for economic factors that are updated in the model each period. Management uses an economic forecast provided by a third-party for these model inputs. These economic factors included variables such as California state gross product, California unemployment rate, California home price index, and a commercial real estate value index. Qualitative factors are also applied by management to reflect increased portfolio risks from such factors as collateral value risk, portfolio growth, or loan grade and performance trends that management has assessed as not being fully captured in the quantitative estimate.

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

Other key assumptions used to calculate the ACLL include the forecast and reversion to mean time periods for the economic factor inputs, and prepayment and curtailment assumptions. The model calculation is less sensitive to these assumptions than to the macroeconomic forecast and the application of qualitative factors.

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

The primary activity of the Company is commercial banking. The Company’s operations are located in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. The Company’s market includes the cities of Oakland, San Francisco, and San Jose, the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

The past year posed many challenges amid escalating interest rates and high-profile bank failures, which generated significant market volatility in the financial services industry. While the Company experienced migration of client deposits from noninterest-bearing demand deposit accounts into insured interest-bearing accounts, total deposits remained stable at $4.38 billion at December 31, 2023, compared to $4.39 billion at December 31, 2022.

For the year ended December 31, 2023, net income was $64.4 million, or $1.05 per average diluted common share, compared to $66.6 million, or $1.09 per average diluted common share, for the year ended December 31, 2022, and $47.7 million, or $0.79 per average diluted common share for the year ended December 31, 2021. The Company’s annualized return on average tangible assets was 1.26% and annualized return on average tangible common equity was

13.57% for the year ended December 31, 2023, compared to 1.27% and 15.57%, respectively, for the year ended December 31, 2022, and 0.96% and 11.86%, respectively, for the year ended December 31, 2021.

2023 Highlights

Results of Operations:

●	For the year ended December 31, 2023, the net interest income increased 2% to $183.2 million, compared to $179.9 million for the year ended December 31, 2022. The fully tax equivalent (“FTE”) net interest margin increased 13 basis points to 3.70% for the year ended December 31, 2023, from 3.57% for the year ended December 31, 2022, primarily due to increases in the prime rate and the rate on overnight funds, and a shift in the mix of earning assets as the Company invested its excess liquidity into higher yielding loans, partially offset by higher rates paid on client deposits, a decrease in the average balances of noninterest-bearing demand deposits, and an increase in the average balances of short-term borrowings.

●	The average yield on the total loan portfolio increased to 5.45% for the year ended December 31, 2023, compared to 4.91% for the year ended December 31, 2022, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages.
●	In the aggregate, the remaining net purchase discount on total loans acquired was $3.2 million at December 31, 2023.
●	The average cost of total deposits increased to 1.06% for the year ended December 31, 2023, compared to 0.15% for the year ended December 31, 2022. The average cost of funds increased to 1.13% for the year ended December 31, 2023, compared to 0.19% for the year ended December 31, 2022.
●	There was a provision for credit losses on loans of $749,000 for the year ended December 31, 2023, compared to a $766,000 provision for credit losses on loans for the year ended December 31, 2022.
●	For the year ended December 31, 2023, total noninterest income decreased (11%) to $9.0 million, compared to $10.1 million for the year ended December 31, 2022, primarily due to a $669,000 realized gain on warrants issued in connection with various lending transactions during the year ended December 31, 2022, and lower service charges and fees on deposit accounts, servicing income, and interchange fee income on credit cards, during the year ended December 31, 2023.
●	Total noninterest expense for the year ended December 31, 2023 increased to $101.1 million, compared to $94.9 million for the year ended December 31, 2022, primarily due to higher salaries and employee benefits, and higher insurance costs, regulatory assessments, improvements in information technology, and Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”) fee expenses included in other noninterest expense, partially offset by lower professional fees and occupancy and equipment expense during the year ended December 31, 2023.

●	The efficiency ratio was 52.57% for the year ended December 31, 2023, compared to 49.93% for the year ended December 31, 2022.
●	Income tax expense for the year ended December 31, 2023 was $26.0 million, compared to $27.8 million for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 was 28.7%, compared to 29.5% for the year ended December 31, 2022.

Current Financial Condition and Liquidity Position:

●	Our liquidity, including cash on hand, undrawn lines of credit, and other sources of liquidity, totaled $2.87 billion, or 66% of the Company’s total deposits and approximately 142% of the Bank’s estimated uninsured deposits at December 31, 2023. The Bank’s uninsured deposits were approximately $2.01 billion, representing 46% of total deposits, at December 31, 2023. The following table shows our liquidity, available lines of credit and the amounts outstanding at December 31, 2023:

	Total		Remaining
	Available	Outstanding	Available

	(Dollars in thousands)
Excess funds at the Federal Reserve Bank ("FRB")	$365,500	$—	$365,500
FRB discount window collateralized line of credit	1,235,573	—	1,235,573
Federal Home Loan Bank ("FHLB")
collateralized borrowing capacity	1,100,931	—	1,100,931
Unpledged investment securities (at fair value)	58,120	—	58,120
Federal funds purchase arrangements	90,000	—	90,000
Holding company line of credit	20,000	—	20,000
Total	$2,870,124	$—	$2,870,124

●	The Company’s total liquidity and borrowing capacity was $2.87 billion, all of which remained available at December 31, 2023. The Bank increased its credit line availability from the FRB and the FHLB by $1.50 billion to $2.34 billion at December 31, 2023, from $839.5 million at December 31, 2022.
●	Cash, interest bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 7% to $850.8 million at December 31, 2023, from $796.2 million at December 31, 2022.
●	Securities held-to-maturity, at amortized cost, totaled $650.6 million at December 31, 2023, compared to $715.0 million at December 31, 2022.
●	The pre-tax unrealized loss on the securities available-for-sale portfolio was ($9.9) million, or ($7.1) million net of taxes, which was 1.1% of total shareholders’ equity at December 31, 2023, down from ($16.1) million, or ($11.5) million net of taxes, at December 31, 2022, due to lower interest rates. The pre-tax unrecognized loss on the securities held-to-maturity portfolio was ($86.5) million, or ($60.9) million net of taxes, which was 9.0% of total shareholders’ equity at December 31, 2023, down from ($100.6) million, or ($70.8) million net of taxes, at December 31, 2022, due to lower interest rates. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

●	The weighted average life of the securities available-for-sale portfolio was 1.29 years, the weighted average life of the securities held-to-maturity portfolio was 6.57 years, and the average life of the total investment securities portfolio was 4.40 years at December 31, 2023. The securities held-to-maturities portfolio includes Community Reinvestment Act mortgage-backed securities with longer maturities.

●	The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
		backed and
	U.S.	Municipal
	Treasury	Securities	Total

	(Dollars in thousands)
First quarter of 2024	$37,000	$28,977	$65,977
Second quarter of 2024	131,000	20,338	151,338
Third quarter of 2024	37,500	20,441	57,941
Fourth quarter of 2024	9,000	19,320	28,320
First quarter of 2025	35,000	18,835	53,835
Second quarter of 2025	118,000	18,366	136,366
Third quarter of 2025	25,500	19,209	44,709
Fourth quarter of 2025	—	17,460	17,460
Total	$393,000	$162,946	$555,946

●	Loans, excluding loans held-for-sale, increased $51.8 million, or 2%, to $3.35 billion at December 31, 2023, compared to $3.30 billion at December 31, 2022. Core loans, excluding residential mortgages, increased $92.8 million, or 3%, to $2.85 billion at December, 2023, compared to $2.76 billion at December 31, 2022.

●	There were 12 borrowers included in nonperforming assets (“NPAs”) totaling $7.7 million, or 0.15% of total assets, at December 31, 2023, compared to 9 borrowers totaling $2.4 million, or 0.05% of total assets, at December 31, 2022. The increase in NPAs at December 31, 2023, was primarily due to the downgrade of loans to one customer totaling $4.6 million, which are well collateralized and for which we were not required to maintain specific reserves. This increase in NPAs was partially offset by pay-offs of loans previously included in NPAs.
●	Classified assets totaled $31.8 million, or 0.61% of total assets, at December 31, 2023, compared to what would be considered a historically low balance of $14.5 million, or 0.28% of total assets, at December 31, 2022.
●	Net charge-offs totaled $303,000 for the year ended December 31, 2023, compared to net recoveries of $3.5 million for the year ended December 31, 2022.
●	The ACLL at December 31, 2023, was $48.0 million, or 1.43% of total loans, representing 622.27% of nonperforming loans. The ACLL at December 31, 2022, was $47.5 million, or 1.44% of total loans, representing 1,959.26% of nonperforming loans.
●	Total deposits were consistent at $4.38 billion at December 31, 2023, compared to $4.39 billion at December 31, 2022.
●	Migration of client deposits into insured interest-bearing accounts resulted in an increase in ICS/ CDARS deposits to $854.1 million at December 31, 2023, compared to $30.4 million at December 31, 2022.
●	Noninterest-bearing demand deposits decreased ($444.2) million, or (26%), to $1.29 billion at December 31, 2023 from $1.74 billion at December 31, 2022, largely in response to the increasing interest rate environment.
●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under agreement to repurchase, subordinated debt and short-term borrowings) to total assets was 4.46% at December 31, 2023, compared to 2.86% at December 31, 2022.
●	The loan to deposit ratio was 76.52% at December 31, 2023, compared to 75.14% at December 31, 2022.

Capital Adequacy:

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the Bank’s capital ratios exceeded regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2023.

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	Basel III PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirement(1)
Total Capital	15.5%	14.9%	10.0%	10.5%
Tier 1 Capital	13.3%	13.8%	8.0%	8.5%
Common Equity Tier 1 Capital	13.3%	13.8%	6.5%	7.0%
Tier 1 Leverage	10.0%	10.4%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.8%	10.2%	N/A	N/A
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the leverage ratio.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of loans, loan servicing fees, customer service charges and fees, the increase in cash surrender value of life insurance, and gains on the sale of securities. The majority of the Company’s noninterest expenses are operating costs that relate to providing banking services to our customers.

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products that comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest on loans placed on nonaccrual status, and recovery of interest on loans that have been on nonaccrual and are either sold or returned to accrual status. To maintain its net interest margin, the Company must manage the relationship between interest earned and interest paid.

The following Distribution, Rate and Yield table presents for each of the past three years, the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

	Year Ended December 31,
	2023			2022			2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,262,194	$177,628	5.45%	$3,119,006	$153,010	4.91%	$2,766,321	$139,244	5.03%
Securities — taxable	1,124,190	27,351	2.43%	983,137	20,666	2.10%	534,387	8,678	1.62%
Securities — exempt from Federal tax (3)	33,806	1,196	3.54%	40,478	1,372	3.39%	60,566	1,995	3.29%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	534,828	28,374	5.31%	908,931	14,068	1.55%	1,444,356	3,758	0.26%
Total interest earning assets (3)	4,955,018	234,549	4.73%	5,051,552	189,116	3.74%	4,805,630	153,675	3.20%
Cash and due from banks	35,955			37,287			39,841
Premises and equipment, net	9,421			9,574			10,056
Goodwill and other intangible assets	177,536			180,061			182,887
Other assets	111,445			122,746			127,880
Total assets	$5,289,375			$5,401,220			$5,166,294
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,393,949			$1,863,928			$1,834,909

Demand, interest-bearing	1,074,523	6,655	0.62%	1,224,676	2,415	0.20%	1,164,556	1,988	0.17%
Savings and money market	1,144,032	19,857	1.74%	1,394,283	3,720	0.27%	1,251,438	2,195	0.18%
Time deposits — under $100	11,809	97	0.82%	12,587	21	0.17%	14,924	29	0.19%
Time deposits — $100 and over	218,131	6,874	3.15%	122,018	609	0.50%	128,753	598	0.46%
ICS/CDARS — interest-bearing demand, money
market and time deposits	625,045	14,074	2.25%	29,708	5	0.02%	32,305	6	0.02%
Total interest-bearing deposits	3,073,540	47,557	1.55%	2,783,272	6,770	0.24%	2,591,976	4,816	0.19%
Total deposits	4,467,489	47,557	1.06%	4,647,200	6,770	0.15%	4,426,885	4,816	0.11%

Short-term borrowings	27,145	1,365	5.03%	24	—	—%	45	1	2.22%
Subordinated debt, net of issuance costs	39,420	2,152	5.46%	41,739	2,178	5.22%	39,827	2,314	5.81%
Total interest-bearing liabilities	3,140,105	51,074	1.63%	2,825,035	8,948	0.32%	2,631,848	7,131	0.27%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,534,054	51,074	1.13%	4,688,963	8,948	0.19%	4,466,757	7,131	0.16%
Other liabilities	102,872			104,654			114,381
Total liabilities	4,636,926			4,793,617			4,581,138
Shareholders’ equity	652,449			607,603			585,156
Total liabilities and shareholders’ equity	$5,289,375			$5,401,220			$5,166,294

Net interest income (3) / margin		183,475	3.70%		180,168	3.57%		146,544	3.05%
Less tax equivalent adjustment (3)		(251)			(288)			(419)
Net interest income		$183,224			$179,880			$146,125
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $742,000 (of which $39,000 was from Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans) for the year ended December 31, 2023, compared to $3.4 million for the year ended December 31, 2022 (of which $2.1 million was from PPP loans), and $11.3 million for the year ended December 31, 2021 (of which $10.0 million were from PPP loans). Prepayment fees totaled $484,000 for the year ended December 31, 2023, compared to $1.3 million for the year ended December 31, 2022, and $2.7 million for the year ended December 31, 2021.

(3) Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2023, 2022 and 2021.

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

	Year Ended December 31,			Year Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$7,642	$16,976	$24,618	$17,184	$(3,418)	$13,766
Securities — taxable	3,461	3,224	6,685	9,444	2,544	11,988
Securities — exempt from Federal tax (1)	(237)	61	(176)	(681)	58	(623)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	(19,890)	34,196	14,306	(8,320)	18,630	10,310
Total interest income on interest-earning assets	(9,024)	54,457	45,433	17,627	17,814	35,441

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(938)	5,178	4,240	86	341	427
Savings and money market	(4,404)	20,541	16,137	341	1,184	1,525
Time deposits — under $100	(6)	82	76	(4)	(4)	(8)
Time deposits — $100 and over	3,030	3,235	6,265	(35)	46	11
CDARS — interest-bearing demand, money market
and time deposits	13,406	663	14,069	(1)	—	(1)
Short-term borrowings	1,364	1	1,365	—	(1)	(1)
Subordinated debt, net of issuance costs	(127)	101	(26)	99	(235)	(136)
Total interest expense on interest-bearing liabilities	12,325	29,801	42,126	486	1,331	1,817
Net interest income	$(21,349)	$24,656	3,307	$17,141	$16,483	33,624
Less tax equivalent adjustment			37			131
Net interest income			$3,344			$33,755
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2023, 2022 and 2021.

Net interest income increased 2% to $183.2 million for the year ended December 31, 2023, compared to $179.9 million for the year ended December 31, 2022. For the year ended December 31, 2023, the FTE net interest margin increased 13 basis points to 3.70% for the year ended December 31, 2023, compared to 3.57% for the year ended December 31, 2022, primarily due to increases in the prime rate and the rate on overnight funds, and a shift in the mix of earning assets as the Company invested its excess liquidity into higher yielding loans, partially offset by higher rates paid on client deposits, a decrease in the average balances of noninterest-bearing demand deposits, and an increase in the average balances of short-term borrowings.

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

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Year Ended December 31,
	2023			2022			2021
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank and asset-
Loans, core bank	$2,706,623	$144,706	5.35%	$2,569,338	$117,899	4.59%	$2,311,803	$102,131	4.42%
Prepayment fees	—	484	0.02%	—	1,278	0.05%	—	2,700	0.12%
PPP loans	575	6	1.04%	21,689	213	0.98%	249,253	2,481	1.00%
PPP fees, net	—	39	6.78%	—	2,054	9.47%	—	9,995	4.01%
Asset-based lending	23,591	2,277	9.65%	51,990	3,613	6.95%	39,798	2,106	5.29%
Bay View Funding factored receivables	62,642	13,426	21.43%	64,099	12,819	20.00%	52,618	11,485	21.83%
Purchased residential mortgages	472,582	15,309	3.24%	417,672	12,395	2.97%	122,566	3,555	2.90%
Loan credit mark / accretion	(3,819)	1,381	0.05%	(5,782)	2,739	0.11%	(9,717)	4,791	0.21%
Total loans (includes loans
held-for-sale)	$3,262,194	$177,628	5.45%	$3,119,006	$153,010	4.91%	$2,766,321	$139,244	5.03%

The average yield on the total loan portfolio increased to 5.45% for the year ended December 31, 2023, compared to 4.91% for the year ended December 31, 2022, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages. The average yield on the total loan portfolio decreased to 4.91% for the year ended December 31, 2022, compared to 5.03% for the year ended December 31, 2021, primarily due to a decrease in interest and fees on PPP loans, a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and an increase in the average balance of lower yielding purchased residential mortgages. In the aggregate, the remaining net purchase discount on total loans acquired was $3.2 million at December 31, 2023.

The average cost of deposits was 1.06% for the year ended December 31, 2023, compared to 0.15% for the year ended December 31, 2022, and 0.11% for the year ended December 31, 2021.

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

There was a $749,000 provision for credit losses on loans for the year ended December 31, 2023, compared to a $766,000 provision for credit losses on loans for the year ended December 31, 2022, and a ($3.1) million negative provision for credit losses on loans for the year ended December 31, 2021. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by management based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

				Increase		Increase
	Year Ended			(decrease)		(Decrease)
	December 31,			2023 versus 2022		2022 versus 2021
	2023	2022	2021	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$4,341	$4,640	$2,488	$(299)	(6)%	$2,152	86%
Increase in cash surrender value of life insurance	2,031	1,925	1,838	106	6%	87	5%
Gain on sales of SBA loans	482	491	1,718	(9)	(2)%	(1,227)	(71)%
Servicing income	400	508	553	(108)	(21)%	(45)	(8)%
Termination fees	154	61	797	93	152%	(736)	(92)%
Gain on proceeds from company owned life insurance	125	27	675	98	363%	(648)	(96)%
Gain on warrants	—	669	11	(669)	(100)%	658	5,982%
Other	1,465	1,790	1,608	(325)	(18)%	182	11%
Total	$8,998	$10,111	$9,688	$(1,113)	(11)%	$423	4%

For the year ended December 31, 2023, total noninterest income decreased (11%) to $9.0 million, compared to $10.1 million for the year ended December 31, 2022, primarily due to a $669,000 gain on warrants during the year ended December 31, 2022, and lower service charges and fees on deposit accounts, servicing income, and interchange fee income on credit cards, during the year ended December 31, 2023.

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

A portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2023, SBA loan sales resulted in a $482,000 gain, compared to a $491,000 gain on sales of SBA loans in 2022, and an $1.7 million gain on sales of SBA loans in 2021.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

				Increase		Increase
	Year Ended			(Decrease)		(Decrease)
	December 31,			2023 versus 2022		2022 versus 2021
	2023	2022	2021	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$56,862	$55,331	$51,862	$1,531	3%	$3,469	7%
Occupancy and equipment	9,490	9,639	9,038	(149)	(2)%	601	7%
Insurance expense	6,264	4,958	3,270	1,306	26%	1,688	52%
Professional fees	4,350	5,015	5,901	(665)	(13)%	(886)	(15)%
Data processing	3,429	2,482	2,146	947	38%	336	16%
Software subscriptions	2,599	1,958	1,924	641	33%	34	2%
Client services	2,512	1,851	1,563	661	36%	288	18%
Reserve for litigation	—	—	4,500	—	N/A	(4,500)	(100)%
Other	15,548	13,625	12,873	1,923	14%	752	6%
Total noninterest expense	$101,054	$94,859	$93,077	$6,195	7%	$1,782	2%

The following table indicates the percentage of noninterest expense in each category:

	Year Ended December 31,
		Percent		Percent		Percent
	2023	of Total	2022	of Total	2021	of Total

	(Dollars in thousands)
Salaries and employee benefits	$56,862	56%	$55,331	58%	$51,862	56%
Occupancy and equipment	9,490	9%	9,639	10%	9,038	10%
Insurance expense	6,264	6%	4,958	5%	3,270	4%
Professional fees	4,350	4%	5,015	5%	5,901	6%
Data processing	3,429	4%	2,482	3%	2,146	2%
Software subscriptions	2,599	3%	1,958	2%	1,924	2%
Client services	2,512	3%	1,851	2%	1,563	1%
Reserve for litigation	—	0%	—	0%	4,500	5%
Other	15,548	15%	13,625	15%	12,873	14%
Total noninterest expense	$101,054	100%	$94,859	100%	$93,077	100%

Noninterest expense for the year ended December 31, 2023 increased 7% to $101.1 million, compared to $94.9 million for the year ended December 31, 2022, primarily due to higher salaries and employee benefits, higher insurance, regulatory assessments, improvements in information technology, and ICS/CDARS fee expenses included in other noninterest expense, partially offset by lower professional fees and occupancy and equipment expense during the year ended December 31, 2023.

Noninterest expense for the year ended December 31, 2022 increased 2% to $94.9 million, compared to $93.1 million for the year ended December 31, 2021, primarily due to higher salaries and employee benefits, higher rent included in occupancy and equipment expense, and higher insurance and information technology related expenses during the year ended December 31, 2022. These increases during 2022 were partially offset by higher legal fees included in professional fees and a reserve for a legal settlement included in other noninterest expense during the year ended December 31, 2021. Excluding the $4.5 million reserve for a legal settlement in 2021, noninterest expense increased 7% for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Full-time equivalent employees were 349 at December 31, 2023, and 340 at December 31, 2022, and 326 at December 31, 2021.

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

The following table shows the effective tax rate for the dates indicated:

	Year Ended December 31,
	2023	2022	2021
Effective income tax rate	28.7%	29.5%	27.6%

The Company’s Federal and state income tax expense in 2023 was $26.0 million, compared to $27.8 million in 2022, and $18.2 million in 2021.

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

The Company had the net deferred tax assets of $29.8 million and $32.2 million at December 31, 2023, and December 31, 2022, respectively. After consideration of the matters in the preceding paragraph, management determined that it is more likely than not that the net deferred tax assets at December 31, 2023 and December 31, 2022 will be fully realized in future years.

FINANCIAL CONDITION

As of December 31, 2023, total assets increased 1% to $5.19 billion, compared to $5.16 billion at December 31, 2022. Securities available-for-sale, at fair value, were $442.6 million at December 31, 2023, a decrease of (10%) from $489.6 million at December 31, 2022. Securities held-to-maturity, at amortized cost, were $650.6 million at December 31, 2023, a decrease of (9%) from $715.0 million at December 31, 2022.

Total loans, excluding loans held-for-sale, increased $51.8 million, or 2%, to $3.35 billion at December 31, 2023, compared to $3.30 billion at December 31, 2022. Core loans, excluding residential mortgages, increased $92.8 million, or 3%, to $2.85 billion at December 31, 2023, compared to $2.76 billion at December 31, 2022.

Total deposits were consistent at $4.38 billion at December 31, 2023, compared to $4.39 billion at December 31, 2022.

Securities Portfolio

The following table reflects the balances for each category of securities at year-end:

	December 31,
	2023	2022

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$382,369	$418,474
Agency mortgage-backed securities	60,267	71,122
Total	$442,636	$489,596
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$618,374	$677,381
Municipals — exempt from Federal tax (1)	32,203	37,623
Total (1)	$650,577	$715,004
(1)	Gross of the allowance for credit losses of $12,000 at December 31, 2023, and $14,000 at December 31, 2022.

The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2023:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$211,582	3.03%	$170,787	2.92%	$—	—%	$—	—%	$382,369	2.98%
Agency mortgage-backed securities	87	3.22%	48,436	2.51%	11,744	2.65%	—	—%	60,267	2.54%
Total	$211,669	3.03%	$219,223	2.83%	$11,744	2.65%	$—	—%	$442,636	2.92%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$60	2.52%	$61,910	2.19%	$467,575	1.80%	$88,829	2.87%	$618,374	1.99%
Municipals — exempt from Federal tax (1) (2)	8,655	4.01%	5,292	3.24%	18,256	3.48%	—	0.00%	32,203	3.58%
Total (2)	$8,715	4.00%	$67,202	2.27%	$485,831	1.86%	$88,829	2.87%	$650,577	2.07%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.

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

The following table shows the net pre-tax unrealized and unrecognized (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses for the periods indicated:

	December 31,
	2023	2022

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized (loss):
U.S. Treasury	(5,621)	(10,323)
Agency mortgage-backed securities	$(4,313)	$(5,794)
Total	$(9,934)	$(16,117)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(85,729)	$(99,742)
Municipals — exempt from Federal tax	(721)	(810)
Total	$(86,450)	$(100,552)

Allowance for credit losses on municipal securities	(12)	(14)

The net pre-tax unrealized loss on the securities available-for-sale portfolio was ($9.9) million, or ($7.1) million net of taxes, which was 1.1% of total shareholders’ equity at December 31, 2023, down from ($16.1) million, or ($11.5) million net of taxes, at December 31, 2022, due to lower interest rates. The net pre-tax unrecognized loss on the securities held-to-maturity portfolio was ($86.5) million, or ($60.9) million net of taxes, which was 9.0% of total shareholders’ equity at December 31, 2023, down from ($100.6) million, or ($70.8) million net of taxes, at December 31, 2022, due to lower interest rates. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at December 31, 2023 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 65% of total assets at December 31, 2023, compared to 64% at December 31, 2022. The ratio of loans to deposits increased to 76.52% at December 31, 2023 from 75.14% at December 31, 2022.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

	December 31, 2023		December 31, 2022
	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$463,778	14%	$533,915	16%
Real estate:
CRE - owner occupied	583,253	17%	614,663	19%
CRE - non-owner occupied	1,256,590	37%	1,066,368	32%
Land and construction	140,513	4%	163,577	5%
Home equity	119,125	4%	120,724	4%
Multifamily	269,734	8%	244,882	7%
Residential mortgages	496,961	15%	537,905	16%
Consumer and other	20,919	1%	17,033	1%
Total Loans	3,350,873	100%	3,299,067	100%
Deferred loan fees, net	(495)	—	(517)	—
Loans, net of deferred fees	3,350,378	100%	3,298,550	100%
Allowance for credit losses on loans	(47,958)		(47,512)
Loans, net	$3,302,420		$3,251,038

The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services-oriented entities) and commercial real estate, with the remaining balance in land development and construction and home equity, purchased residential mortgages, and consumer loans. The Company does not have any material concentrations by industry or group of industries in its loan portfolio; however, 85% of its gross loans were secured by real property as of December 31, 2023, compared to 83% as of December 31, 2022. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

The Company has established concentration limits in its loan portfolio for commercial real estate loans, commercial loans, construction loans and unsecured lending, among others. All loan types are within established limits. The Company uses underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower’s deteriorating financial condition, should that occur. Stress testing and debt service on commercial real estate loans are reviewed quarterly.

The Company’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Commercial loans include loans with maturities ranging from thirty days to two years and “term loans” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2023, loans were sold resulting in a gain on sales of SBA loans of $482,000, compared to a gain on sales of SBA loans of $491,000 for 2022, and $1.7 million for 2021.

The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including, but not limited to, service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 37 days for the year ended December 31, 2023, and 38 days for the year ended December 31, 2022, and 37 days for the year ended December 31, 2021. The following table shows the balance of factor receivables at period end, average balances during the period, and full time equivalent employees of Bay View Funding at period end:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Total factored receivables at period-end	$57,458	$79,263
Average factored receivables:
For the year ended	62,642	64,099
Total full time equivalent employees at period-end	28	28

The commercial loan portfolio decreased ($70.1) million, or (13%), to $463.8 million at December 31, 2023, from $533.9 million at December 31, 2022. Commercial and industrial (“C&I”) line usage was 29% at both December 31, 2023 and December 31, 2022.

The Company’s CRE loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property depending on the type of property and its utilization. For each category of CRE, the Company has set its requirements for loan to appraised value or purchase price to a level that is below supervisory limits.  The Company offers both fixed and floating rate loans. Maturities on CRE loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity), however, SBA, and certain other real estate loans that can be sold in the secondary market, may be granted for longer maturities.

The CRE owner occupied loan portfolio decreased ($31.4) million, or (5%) to $583.3 million at December 31, 2023, from $614.7 million at December 31, 2022. CRE non-owner occupied loans increased $190.2 million, or 18% to $1.26 billion at December 31, 2023, from $1.07 billion at December 31, 2022. At December 31, 2023, 32% of the CRE loan portfolio was secured by owner occupied real estate, compared to 37% at December 31, 2022.

The average loan size for all CRE loans was $1.6 million, and the average loan size for office CRE loans was also $1.6 million. The Company has personal guarantees on 91% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations. Total office exposure in the CRE portfolio was $399 million, including 29 loans totaling approximately $75 million in San Jose, 17 loans totaling approximately $26 million in San Francisco, and eight loans totaling approximately $16 million, in Oakland, at December 31, 2023. Non-owner occupied CRE with office exposure totaled $312 million at December 31, 2023.  Of the $399 million of CRE loans with office exposure, approximately $36 million, or 9%, are situated in the Bay Area downtown business districts of San Jose and San Francisco, with an average loan balance of $2.1 million.

At December 31, 2023, the weighted average loan-to-value (“LTV”) and weighted average debt-service coverage ratio (“DSCR”) for the entire non-owner occupied office portfolio were 42.9% and 1.82 times, respectively. For the nine non-owner occupied office loans in San Francisco at December 31, 2023, the weighted average LTV and DSCR were 35% and 1.48 times, respectively.

The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at December 31, 2023:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Industrial	19%	40.8%	2.41	34%	43.6%	23%	41.9%
Retail	25%	38.9%	2.00	16%	47.6%	23%	40.5%
Mixed-Use, Special
Purpose and Other	18%	42.9%	1.94	34%	41.3%	22%	41.8%
Office	20%	42.9%	1.82	16%	42.1%	19%	42.7%
Multifamily	18%	43.3%	1.91	0%	0.0%	13%	43.3%
Hotel/Motel	< 1%	19.9%	1.66	0%	0.0%	< 1%	19.9%
Total	100%	41.3%	2.02	100%	43.2%	100%	41.9%

The following table presents the weighted average LTV and DSCR by county for CRE loans at December 31, 2023:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Santa Clara	24%	38.3%	2.22	36%	40.5%	27%	39.1%
Alameda	25%	45.2%	1.92	18%	45.9%	23%	45.4%
San Mateo	11%	37.1%	2.08	16%	40.5%	12%	38.3%
Out of Area	9%	43.7%	2.13	8%	51.0%	9%	45.5%
Contra Costa	7%	42.8%	1.77	9%	47.6%	8%	44.3%
San Francisco	9%	39.3%	1.79	4%	38.8%	7%	39.2%
Marin	7%	47.2%	1.95	1%	53.2%	5%	47.7%
Sonoma	2%	41.5%	2.30	1%	39.0%	2%	41.0%
Santa Cruz	2%	36.0%	1.60	1%	46.5%	2%	37.8%
Monterey	2%	44.8%	1.79	2%	46.3%	2%	45.2%
San Benito	1%	36.0%	2.08	2%	42.4%	1%	38.6%
Solano	1%	31.7%	2.41	1%	36.5%	1%	32.9%
Napa	< 1%	29.8%	2.34	1%	53.1%	1%	37.8%
Total	100%	41.3%	2.02	100%	43.2%	100%	41.9%

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans decreased ($23.1) million, or (14%), to $140.5 million at December 31, 2023, from $163.6 million at December 31, 2022.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased ($1.6) million, or 1%, to $119.1 million at December 31, 2023, from $120.7 million at December 31, 2022.

Multifamily loans increased $24.8 million, or 10%, to $269.7 million at December 31, 2023, compared to $244.9 million at December 31, 2022.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased ($40.9) million, or (8%), to $497.0 million, at December 31, 2023, compared to $537.9 million at December 31, 2022.

There were no purchases of residential mortgage loans during the year ended December 31, 2023. During the year ended December 31, 2022, the Company purchased single family residential mortgage loans totaling $185.4 million, tied to homes all located in California, with average principal balances of approximately $950,000.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans increased $3.9 million, or 23%, to $20.9 million at December 31, 2023, compared to $17.0 million at December 31, 2022.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $110.8 million and $184.7 million at December 31, 2023, respectively.  HBC’s lending policies limit loans to one borrower to a level substantially below the regulatory limits.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale), as of December 31, 2023. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2023, approximately 27% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$230,156	$189,801	$43,821	$463,778
Real estate:
CRE - owner occupied	15,972	159,220	408,061	583,253
CRE - non-owner occupied	22,062	377,093	857,435	1,256,590
Land and construction	119,191	15,762	5,560	140,513
Home equity	6,319	28,930	83,876	119,125
Multifamily	22,944	94,974	151,816	269,734
Residential mortgages	2,541	19,327	475,093	496,961
Consumer and other	14,768	5,959	192	20,919
Loans	$433,953	$891,066	$2,025,854	$3,350,873

Loans with variable interest rates	$359,013	$269,586	$274,829	$903,428
Loans with fixed interest rates	74,940	621,480	1,751,025	2,447,445
Loans	$433,953	$891,066	$2,025,854	$3,350,873

Loan Servicing

As of December 31, 2023, 2022, and 2021, SBA loans that were serviced by the Company for others totaled $55.8 million, $64.8 million, and $73.3 million, respectively. Activity for loan servicing rights was as follows:

	Year Ended
	December 31,
	2023	2022	2021

	(Dollars in thousands)
Beginning of period balance	$549	$655	$531
Additions	126	124	384
Amortization	(260)	(230)	(260)
End of period balance	$415	$549	$655

Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2023 and 2022, as the fair market value of the assets was greater than the carrying value.

Activity for the interest-only (“I/O”) strip receivable was as follows:

	Year Ended
	December 31,
	2023	2022	2021

	(Dollars in thousands)
Beginning of period balance	$152	$221	$305
Unrealized holding loss	(35)	(69)	(84)
End of period balance	$117	$152	$221

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2023, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$117
Prepayment speed assumption (annual rate)	17.2%
Impact on fair value of 10% adverse change in prepayment speed (CPR 18.9%)	$(1)
Impact on fair value of 20% adverse change in prepayment speed (CPR 20.9%)	$(3)
Residual cash flow discount rate assumption (annual)	16.6%
Impact on fair value of 1% adverse change in discount rate (16.8% discount rate)	$(2)
Impact on fair value of 2% adverse change in discount rate (16.9% discount rate)	$(4)

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.15 billion and $1.13 billion at December 31, 2023 and December 31, 2022, respectively. Unused commitments represented 34% of outstanding gross loans at both December 31, 2023 and December 31, 2022.

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

Credit Quality and Allowance for Credit Losses on Loans

Like all financial institutions, HBC has exposure to credit quality risk, which generally arises because we could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the Company’s most significant assets and generate the largest portion of its revenues, the Company’s management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies and declines in overall asset values, including real estate. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

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

The Company’s credit risk also may be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As an independent community bank serving a specific geographic area, the Company must contend with the unpredictable changes in the general California market and, particularly, primary local markets. The Company’s asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, and depressed real estate values.

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

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

	December 31, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,236	$2,519	$703	$10,458	$523,457	$533,915
Real estate:
CRE - Owner Occupied	252	—	—	252	614,411	614,663
CRE - Non-Owner Occupied	—	—	1,336	1,336	1,065,032	1,066,368
Land and construction	—	—	—	—	163,577	163,577
Home equity	—	98	—	98	120,626	120,724
Multifamily	—	—	—	—	244,882	244,882
Residential mortgages	4,202	720	—	4,922	532,983	537,905
Consumer and other	—	—	—	—	17,033	17,033
Total	$11,690	$3,337	$2,039	$17,066	$3,282,001	$3,299,067

Past due loans 30 days or greater totaled $21.2 million and $17.1 million at December 31, 2023 and December 31, 2022, respectively, of which $6.1 million and $479,000 were on nonaccrual. There were also $718,000 and $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment, at December 31, 2023 and December 31, 2022, respectively.

Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company resumes recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties and other assets acquired by foreclosure or similar means that management is offering or will offer for sale.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2023	2022

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$6,818	$740
Loans 90 days past due and still accruing	889	1,685
Total nonperforming loans	7,707	2,425
Foreclosed assets	—	—
Total nonperforming assets	$7,707	$2,425

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.23%	0.07%
Nonperforming assets as a percentage of total assets	0.15%	0.05%

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful, and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). Loans held for sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $290,000 and $324,000 at December 31, 2023 and December 31, 2022, respectively.

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

Classified loans increased to $31.8 million, or 0.61% of total assets, at December 31, 2023, compared to what would be considered a historically low balance of $14.5 million, or 0.28% of total assets at December 31, 2022.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s underwriting policy.

The ACLL is calculated by using the CECL methodology. The ACLL estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. When computing the level of expected credit losses, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status, and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

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

On an ongoing basis, we use an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Board and the California Department of Financial Protection and Innovation also review the allowance for credit losses on loans as an integral part of the examination process. Based on information currently available, management believes that the allowance for credit losses on loans is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken further. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	2023	2022	2021	2020	2019

	(Dollars in thousands)
Beginning of year balance	$47,512	$43,290	$44,400	$23,285	$27,848
Charge-offs:
Commercial	(750)	(434)	(520)	(1,776)	(6,609)
Real estate:
CRE - owner occupied	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—
Home equity	(246)	—	—	—	—
Consumer and other	(15)	—	—	(104)	(14)
Total charge-offs	(1,011)	(434)	(520)	(1,880)	(6,623)

Recoveries:
Commercial	346	427	1,354	998	1,045
Real estate:
CRE - owner occupied	11	15	16	1	—
CRE - non-owner occupied	—	—	—	—	—
Land and construction	—	—	884	70	76
Home equity	351	105	93	93	93
Consumer and other	—	3,343	197	30	—
Total recoveries	708	3,890	2,544	1,192	1,214
Net (charge-offs) recoveries	(303)	3,456	2,024	(688)	(5,409)
Impact of adopting Topic 326	—	—	—	8,570	—
Provision for (recapture of) credit losses on loans(1)	749	766	(3,134)	13,233	846
End of year balance	$47,958	$47,512	$43,290	$44,400	$23,285
(1)	Provision for credit losses on loans for the year ended December 31, 2023, 2022, 2021 and 2020, Provision for loan losses for 2019.

	Year Ended December 31, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(750)	—	—	—	(246)	—	—	(15)	(1,011)
Recoveries	346	11	—	—	351	—	—	—	708
Net (charge-offs) recoveries	(404)	11	—	—	105	—	—	(15)	(303)
Provision for (recapture of)
credit losses on loans	(360)	(641)	3,188	(589)	(127)	1,687	(2,482)	73	749
End of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Percent of ACLL to Total ACLL
at end of period	12%	11%	53%	5%	1%	11%	7%	0%	100%

	Year Ended December 31, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(434)	—	—	—	—	—	—	—	(434)
Recoveries	427	15	—	—	105	—	—	3,343	3,890
Net (charge-offs) recoveries	(7)	15	—	—	105	—	—	3,343	3,456
Provision for (recapture of)
credit losses on loans	(1,790)	(2,218)	5,010	1,110	(303)	570	1,775	(3,388)	766
End of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Percent of ACLL to Total ACLL
at end of period	14%	12%	47%	6%	1%	7%	13%	0%	100%

The increase in the allowance for credit losses on loans of $446,000 for the year ended December 31, 2023 was primarily attributed to a net increase of $439,000 in the reserve for pooled loans, driven by deterioration in forecasted macroeconomic conditions, an increase in the loan portfolio, and a net increase of $7,000 in specific reserves for individually evaluated loans compared to December 31, 2022.

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

	December 31,
	2023		2022		2021		2020		2019
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$5,853	14%	$6,617	16%	$8,414	22%	$11,587	32%	$10,453	24%
Real estate:
CRE - owner occupied	5,121	17%	5,751	19%	7,954	19%	8,560	21%	3,825	22%
CRE - non-owner occupied	25,323	37%	22,135	32%	17,125	29%	16,416	27%	3,760	30%
Land and construction	2,352	4%	2,941	5%	1,831	5%	2,509	6%	2,621	6%
Home equity	644	4%	666	4%	864	4%	1,297	4%	2,244	6%
Multifamily	5,053	8%	3,366	7%	2,796	7%	2,804	6%	57	7%
Residential mortgages	3,425	15%	5,907	16%	4,132	13%	943	3%	243	4%
Consumer and other	187	1%	129	1%	174	1%	284	1%	82	1%
Total	$47,958	100%	$47,512	100%	$43,290	100%	$44,400	100%	$23,285	100%

The ACLL totaled $48.0 million, or 1.43% of total loans, at December 31, 2023, compared to $47.5 million, or 1.44% of total loans at December 31, 2022. The allowance for credit losses on loans to total nonperforming loans decreased to 622.27% at December 31, 2023, compared to 1,959.26% at December 31, 2022. The Company had net charge-offs of $303,000, or 0.01% of average loans, for the year ended December 31, 2023, compared to net recoveries of ($3.5) million, or (0.11)% of average loans, for the year ended December 31, 2022,  and net recoveries of ($2.0) million, or (0.07)% of average loans, for the year ended December 31, 2021.

The following table shows the results of adopting CECL for the year ended December 31, 2023:

(Dollars in thousands)
ACLL at December 31, 2022	$47,512
Portfolio changes during the first quarter of 2023	(160)
Qualitative and quantitative changes during the first
quarter of 2023 including changes in economic forecasts	(79)
ACLL at March 31, 2023	47,273
Portfolio changes during the second quarter of 2023	1,652
Qualitative and quantitative changes during the second
quarter of 2023 including changes in economic forecasts	(1,122)
ACLL at June 30, 2023	47,803
Portfolio changes during the third quarter of 2023	(117)
Qualitative and quantitative changes during the third
quarter of 2023 including changes in economic forecasts	16
ACLL at September 30, 2023	47,702
Portfolio changes during the fourth quarter of 2023	1,216
Qualitative and quantitative changes during the fourth
quarter of 2023 including changes in economic forecasts	(960)
ACLL at December 31, 2023	$47,958

Leases

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, the Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. While the new standard impacts lessors and lessees, the Company is impacted as a lessee of the offices and real estate used for operations. Some of the Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and liabilities at December 31, 2023 and December 31, 2022 included $31.7 million and $33.0 million, respectively, of right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. See Note 7 to the consolidated financial statements.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	December 31, 2023		December 31, 2022
	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,292,486	30%	$1,736,722	40%
Demand, interest-bearing	914,066	21%	1,196,427	27%
Savings and money market	1,087,518	25%	1,285,444	29%
Time deposits — under $250	38,055	1%	32,445	1%
Time deposits — $250 and over	192,228	4%	108,192	2%
ICS/CDARS — interest-bearing demand,
money market and time deposits	854,105	19%	30,374	1%
Total deposits	$4,378,458	100%	$4,389,604	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at December 31, 2023 and December 31, 2022.

Total deposits were consistent at $4.38 billion at December 31, 2023, compared to $4.39 billion at December 31, 2022. Migration of client deposits into insured interest-bearing accounts resulted in an increase in ICS/ CDARS  deposits to $854.1 million at December 31, 2023, compared to $30.4 million at December 31, 2022. Noninterest-bearing demand deposits decreased ($444.2) million, or (26%), to $1.29 billion at December 31, 2023 from $1.74 billion at December 31, 2022, largely in response to the increasing interest rate environment.

The Bank had 24,737 deposit accounts at December 31, 2023, with an average balance of $177,000, compared to 23,833 deposit accounts, with an average balance of $184,000 at December 31, 2022.

Deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $1.96 billion, representing 45% of total deposits, with an average account size of $368,000 at December 31, 2023. At December 31, 2022, deposits from the Bank’s top 100 client relationships, representing 18% of the total number of accounts, totaled $2.03 billion, representing 46% of total deposits, with an average account size of $469,000.

The Bank’s uninsured deposits were approximately $2.01 billion, or 46% of total deposits, at December 31, 2023, compared to $2.79 billion, or 64% of total deposits, at December 31, 2022.  There were no brokered deposits at both December 31, 2023 and 2022.

At December 31, 2023, the $854.1 million ICS/CDARS deposits were comprised of $425.0 million of interest-bearing demand deposits, $189.9 million of money market accounts and $239.2 million of time deposits. At December 31, 2022, the $30.4 million ICS/CDARS deposits were comprised of $26.9 million of interest-bearing demand deposits, $192,000 of money market accounts and $3.3 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of December 31, 2023:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$74,306	54%
Over three months through six months	30,396	22%
Over six months through twelve months	27,452	20%
Over twelve months	5,074	4%
Total	$137,228	100%

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

The contractual maturity of total deposits at December 31, 2023, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Deposits(1)	$4,362,003	$16,080	$94	$281	$4,378,458

(1) Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2021
Return on average assets	1.22%	1.23%	0.92%
Return on average tangible assets	1.26%	1.27%	0.96%
Return on average equity	9.88%	10.95%	8.15%
Return on average tangible common equity	13.57%	15.57%	11.86%
Average equity to average assets ratio	12.62%	11.25%	11.33%

Liquidity, Asset/Liability Management and Available Lines of Credit

The Company’s liquidity position supports its ability to maintain cash flows sufficient to fund operations, meet all of its financial obligations and commitments, and accommodate unexpected sudden changes in balances of loans and demand for deposits in a timely manner. At various times the Company requires funds to meet short term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or repayment of liabilities. An integral part of the Company’s ability to manage its liquidity position appropriately is derived from its large base of core deposits which are generated by offering traditional banking services in its service area and which have historically been a stable source of funds.

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

The Company monitors its liquidity position and funding strategies on a daily basis, but recognizes that unexpected events, economic or market conditions, earnings issues or situations beyond its control could cause either a short or long term liquidity crisis.  The Company has a detailed Contingency Funding Plan that will be used in the event of a liquidity event defined as a reduction in liquidity such that a normal deposit and liquidity environment cannot meet funding needs.  In addition to other tools used to monitor liquidity and funding, the Company prepares liquidity stress scenarios that include lower-probability, higher impact scenarios, with various levels of severity.  The liquidity stress scenarios incorporate the impact of moderate risk and higher risk situations, at least on a quarterly basis, or more often if circumstances require it.  The liquidity stress scenarios include a dashboard showing key liquidity ratios compared to established target limits and estimated cash flows for the next several quarters.  By recognizing potential stress events early, the Company can proactively position itself into progressive states of readiness as a liquidity stress evolves through increasing severity levels.

One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 76.52% at December 31, 2023, compared to 75.14% at December 31, 2022.

The Company’s total liquidity and borrowing capacity at December 31, 2023 was $2.87 billion, all of which remained available. The available liquidity and borrowing capacity was 66% of the Company’s total deposits and approximately 142% of the Bank’s estimated uninsured deposits at December 31, 2023.  The Bank increased its credit line availability from the FRB and the FHLB by $1.50 billion to $2.34 billion at December 31, 2023, from $839.5 million at December 31, 2022.

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had $1.22 billion of loans and $383.2 million of securities pledged to the FHLB as collateral on a line of credit of $1.10 billion at December 31, 2023, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had approximately $1.66 billion of loans and securities pledged to the FRB as collateral on an available line of credit of approximately $1.24 billion at December 31, 2023, none of which was outstanding.

HBC had Federal funds purchase arrangements available of $90.0 million and $80.0 million at December 31, 2023 and 2022, respectively. There were no Federal funds purchased outstanding at December 31, 2023 and 2022.

The Company has a $20.0 million line of credit with a correspondent bank, of which none was outstanding at December 31, 2023 and 2022.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2023 and 2022.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $498,000, totaled $39.5 million at December 31, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	December 31,	December 31,	December 31,
	2023	2022	2021

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$511,799	$475,609	$433,488
Additional Tier 1 capital	—	—	—
Tier 1 Capital	511,799	475,609	433,488
Tier 2 Capital	82,572	79,201	72,721
Total Capital	$594,371	$554,810	$506,209

Risk-weighted assets	$3,838,667	$3,747,246	$3,521,058
Average assets for capital purposes	$5,100,600	$5,196,294	$5,504,834

Capital ratios:
Total Capital	15.5%	14.8%	14.4%
Tier 1 Capital	13.3%	12.7%	12.3%
Common equity Tier 1 Capital	13.3%	12.7%	12.3%
Tier 1 Leverage(1)	10.0%	9.2%	7.9%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	December 31,	December 31,	December 31,
	2023	2022	2021

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$529,836	$492,725	$451,586
Additional Tier 1 capital	—	—	—
Tier 1 Capital	529,836	492,725	451,586
Tier 2 Capital	43,071	39,851	32,796
Total Capital	$572,907	$532,576	$484,382

Risk-weighted assets	$3,835,419	$3,745,725	$3,518,391
Average assets for capital purposes	$5,097,382	$5,194,802	$5,502,185

Capital ratios:
Total Capital	14.9%	14.2%	13.8%
Tier 1 Capital	13.8%	13.2%	12.8%
Common Equity Tier 1 Capital	13.8%	13.2%	12.8%
Tier 1 Leverage(1)	10.4%	9.5%	8.2%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At December 31, 2023, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2023, December 31, 2022, and December 31, 2021, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since December 31, 2023, that management believes have changed the categorization of the Company or HBC as well-capitalized.

Financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that the presentation of the Company’s and HBC’s non-GAAP tangible common equity to tangible assets ratio provides useful supplemental information to investors as a financial measure commonly used in the banking industry. The following table summarizes components of the tangible common equity to tangible assets ratio of the Company for the periods indicated:

	December 31,	December 31,	December 31,
	2023	2022	2021

	(Dollars in thousands)
Capital components:
Total Equity	$672,901	$632,456	$598,028
Less: Preferred Stock	—	—	—
Total Common Equity	672,901	632,456	598,028
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,627)	(11,033)	(13,668)
Total Tangible Common Equity	$496,643	$453,792	$416,729

Asset components:
Total Assets	$5,194,095	$5,157,580	$5,499,409
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,627)	(11,033)	(13,668)
Total Tangible Assets	$5,017,837	$4,978,916	$5,318,110

Tangible Common Equity to Tangible Assets	9.90%	9.11%	7.84%

The following table summarizes components of the tangible common equity to tangible assets ratio of HBC for the periods indicated:

	December 31,	December 31,	December 31,
	2023	2022	2021

	(Dollars in thousands)
Capital components:
Total Equity	$690,918	$649,545	$616,108
Less: Preferred Stock	—	—	—
Total Common Equity	690,918	649,545	616,108
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,627)	(11,033)	(13,668)
Total Tangible Common Equity	$514,660	$470,881	$434,809

Asset components:
Total Assets	$5,190,829	$5,157,093	$5,496,724
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,627)	(11,033)	(13,668)
Total Tangible Assets	$5,014,571	$4,978,429	$5,315,425

Tangible Common Equity to Tangible Assets	10.26%	9.46%	8.18%

At December 31, 2023, the Company had total shareholders’ equity of $672.9 million, compared to $632.5 million at December 31, 2022. At December 31, 2023, total shareholders’ equity included $506.5 million in common stock, $179.1 million in retained earnings, and ($12.7) million of accumulated other comprehensive loss. The book value per common share was $11.00 at December 31, 2023, compared to $10.39 at December 31, 2022. The tangible book value per common share was $8.12 at December 31, 2023, compared to $7.46 at December 31, 2022.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	December 31,
Accumulated Other Comprehensive Loss	2023	2022

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(7,116)	$(11,506)
Split dollar insurance contracts liability	(2,809)	(3,091)
Supplemental executive retirement plan liability	(2,892)	(2,371)
Unrealized gain on interest-only strip from SBA loans	87	112
Total accumulated other comprehensive loss	$(12,730)	$(16,856)

Selected Financial Data

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto following Item 15 — Exhibits and Financial Statement Schedules.

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2023	2022	2021	2020	2019

	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$234,298	$188,828	$153,256	$150,471	$142,659
Interest expense	51,074	8,948	7,131	8,581	10,847
Net interest income before provision for credit losses on loans(1)	183,224	179,880	146,125	141,890	131,812
Provision for credit losses on loans(1)	749	766	(3,134)	13,233	846
Net interest income after provision for credit losses on loans(1)	182,475	179,114	149,259	128,657	130,966
Noninterest income	8,998	10,111	9,688	9,922	10,244
Noninterest expense	101,054	94,859	93,077	89,511	84,898
Income before income taxes	90,419	94,366	65,870	49,068	56,312
Income tax expense	25,976	27,811	18,170	13,769	15,851
Net income	$64,443	$66,555	$47,700	$35,299	$40,461

PER COMMON SHARE DATA:
Basic net income(2)	$1.06	$1.10	$0.79	$0.59	$0.87
Diluted net income(3)	$1.05	$1.09	$0.79	$0.59	$0.84
Book value per common share	$11.00	$10.39	$9.91	$9.64	$9.71
Tangible book value per common share	$8.12	$7.46	$6.91	$6.57	$6.55
Dividend payout ratio	49.25%	47.32%	65.56%	88.04%	56.16%
Weighted average number of shares outstanding — basic	61,038,857	60,602,962	60,133,821	59,478,343	46,684,384
Weighted average number of shares outstanding — diluted	61,311,318	61,090,290	60,689,062	60,169,139	47,906,229
Common shares outstanding at period end	61,146,835	60,852,723	60,339,837	59,917,457	59,368,156

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$1,093,201	$1,204,586	$760,649	$533,163	$771,385
Net loans	$3,302,420	$3,251,038	$3,044,036	$2,574,861	$2,510,559
Allowance for credit losses on loans(4)	$47,958	$47,512	$43,290	$44,400	$23,285
Goodwill and other intangible assets	$176,258	$178,664	$181,299	$184,295	$187,835
Total assets	$5,194,095	$5,157,580	$5,499,409	$4,634,114	$4,109,463
Total deposits	$4,378,458	$4,389,604	$4,759,412	$3,914,486	$3,414,768
Subordinated debt, net of issuance costs	$39,502	$39,350	$39,925	$39,740	$39,554
Short-term borrowings	$—	$—	$—	$—	$328
Total shareholders’ equity	$672,901	$632,456	$598,028	$577,889	$576,708

SELECTED PERFORMANCE RATIOS:(5)
Return on average assets	1.21%	1.23%	0.92%	0.80%	1.21%
Return on average tangible assets	1.26%	1.27%	0.96%	0.83%	1.25%
Return on average equity	9.88%	10.95%	8.15%	6.12%	9.51%
Return on average tangible equity	13.57%	15.57%	11.86%	9.04%	13.09%
Net interest margin (fully tax equivalent)	3.70%	3.57%	3.05%	3.50%	4.28%
Efficiency ratio(6)	52.57%	49.93%	59.74%	58.96%	59.76%
Average net loans (excludes loans held-for-sale) as a percentage of
average deposits	71.89%	66.10%	61.39%	69.58%	69.65%
Average total shareholders’ equity as a percentage of average total assets	12.29%	11.25%	11.33%	13.00%	12.69%

SELECTED ASSET QUALITY DATA:(7)
Net charge-offs (recoveries) to average loans	0.01%	(0.11)%	(0.07)%	0.03%	0.27%
Allowance for credit losses on loans to total loans(4)	1.43%	1.44%	1.40%	1.70%	0.92%
Nonperforming loans to total loans	0.23%	0.07%	0.12%	0.30%	0.39%
Nonperforming assets	$7,707	$2,425	$3,738	$7,869	$9,828

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	15.5%	14.8%	14.4%	16.5%	14.6%
Tier 1 risk-based	13.3%	12.7%	12.3%	14.0%	12.5%
Common equity Tier 1 risk-based capital	13.3%	12.7%	12.3%	14.0%	12.5%
Leverage	10.0%	9.2%	7.9%	9.1%	9.7%

Notes:

(1)	Provision for (recapture of) credit losses on loans for the years ended December 31, 2023, 2022, 2021, and 2020. Provision for loan losses for 2019.
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

(4)  Allowance for credit losses on loans at December 31, 2023, 2022, 2021, and 2020. Allowance for loan losses for 2019.

(5)  Average balances used in this table and throughout this Annual Report are based on daily averages.

(6)  The efficiency ratio is calculated by dividing noninterest expenses by the sum of net interest income before provision for credit losses on loans and noninterest income.

(7)	Average loans and total loans exclude loans held-for-sale.

Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	Quarter Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023

	(Dollars in thousands, except per share amounts)
Interest income	$58,892	$60,791	$58,341	$56,274
Interest expense	16,591	15,419	12,048	7,016
Net interest income	42,301	45,372	46,293	49,258
Provision for credit losses on loans	289	168	260	32
Net interest income after provision for credit losses on loans	42,012	45,204	46,033	49,226
Noninterest income	1,942	2,216	2,074	2,766
Noninterest expense	25,491	25,171	24,991	25,401
Income before income taxes	18,463	22,249	23,116	26,591
Income tax expense	5,135	6,454	6,713	7,674
Net income	$13,328	$15,795	$16,403	$18,917
Earnings per common share
Basic	$0.22	$0.26	$0.27	$0.31
Diluted	$0.22	$0.26	$0.27	$0.31

	Quarter Ended
	12/31/2022	9/30/2022	6/30/2022	3/31/2022

	(Dollars in thousands, except per share amounts)
Interest income	$55,192	$50,174	$43,556	$39,906
Interest expense	3,453	2,133	1,677	1,685
Net interest income	51,739	48,041	41,879	38,221
Provision for (recapture of) credit losses on loans	508	1,006	(181)	(567)
Net interest income after provision for credit losses on loans	51,231	47,035	42,060	38,788
Noninterest income	2,772	2,781	2,098	2,460
Noninterest expense	24,518	23,899	23,190	23,252
Income before income taxes	29,485	25,917	20,968	17,996
Income tax expense	8,686	7,848	6,147	5,130
Net income	$20,799	$18,069	$14,821	$12,866
Earnings per common share
Basic	$0.34	$0.30	$0.24	$0.21
Diluted	$0.34	$0.30	$0.24	$0.21

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

The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds’ portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels). Critical assumptions in the Company’s interest rate risk model, like deposit betas, deposit rate change lags and decay rate assumptions, are reviewed and updated regularly to reflect current market conditions. In 2023, deposit beta assumptions in rising rate scenarios were increased and deposit cost lag assumptions were added.

The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix, as of December 31, 2023:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$10,703	5.6%
+300	$7,997	4.2%
+200	$5,311	2.8%
+100	$2,648	1.4%
0	—	—
−100	$(3,197)	(1.7)%
−200	$(10,513)	(5.5)%
−300	$(22,609)	(11.8)%
−400	$(37,896)	(19.8)%

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$76,516	6.4%
+300	$66,131	5.5%
+200	$50,382	4.2%
+100	$28,260	2.4%
0	—	—
−100	$(41,105)	(3.4)%
−200	$(135,066)	(11.3)%
−300	$(284,484)	(23.7)%
−400	$(477,371)	(39.8)%

(1)	Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the Cautionary Note Regarding Forward-Looking Statements on page 3. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2023, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 105 through 157.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2023, the period covered by this report.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders	2,637,356	(1)	$10.40	1,393,531	(2)
Equity compensation plans not approved by
security holders	N/A		N/A	N/A
(1)	Consists of 2,281,558 options to acquire shares under the Company’s 2013 Equity Incentive Plan, 20,000 options to acquire shares under the Company’s 2023 Equity Incentive Plan, and the aggregate amount of 335,798 stock options assumed from the Presidio stock option and equity incentive plans.
(2)	Available under the Company’s 2023 Equity Incentive Plan.

(b)  Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2023. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 105 through 157.

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
2.1

Agreement and Plan of Merger and Reorganization, dated April 23, 2015, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Focus Business Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2015).

2.2

Agreement and Plan of Merger and Reorganization, dated December 20, 2017, by and among Heritage Commerce Corp, Heritage Bank of Commerce and Tri-Valley Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2017).

2.3

Agreement and Plan of Merger and Reorganization, dated January 10, 2018, by and among Heritage Commerce Corp, Heritage Bank of Commerce, AT Bancorp and United American Bank (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 10, 2018).

2.4

Agreement and Plan of Merger, dated May 16, 2019, by and among Heritage Commerce Corp, Heritage Bank of Commerce, and Presidio Bank (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 17, 2019).

3.1	Heritage Commerce Corp Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009).
3.2

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp, as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed July 23, 2010).

3.3

Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp, as filed with the California Secretary of State on August 29, 2019 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 11, 2019).

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013).
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on March 11, 2020).
*10.1	Heritage Commerce Corp Executive Officer Cash Incentive Program (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 28, 2022).
*10.2	Amended and Restated 2004 Equity Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2009).

Exhibit Number	Description
*10.3	Non-qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 31, 2005).
*10.4

Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2011).

*10.5	Employment Agreement with Robertson Clay Jones, dated September 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2022).
*10.6	Employment Agreement with Jan Coonley, dated July 12, 2022 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed March 9, 2023).
*10.7	Employment Agreement with Deborah K. Reuter, dated March 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2023).
*10.8†	Amended and Restated Employment Agreement with Glen Shu, dated February 1, 2024, filed herewith.
*10.9 †	Employment Agreement with Susan Just, dated September 7, 2023, filed herewith.
*10.10 †	Amended and Restated Employment Agreement with Susan Just, dated February 1, 2024, filed herewith.
*10.11 †	Employment Agreement with Dustin Warford, dated February 1, 2024, filed herewith.
*10.12	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 9, 2012).
*10.13	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed March 9, 2012).
*10.14	Heritage Commerce Corp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
*10.15	Amendment No. 1 to Heritage Commerce Corp 2013 Equity Incentive Plan, dated May 25, 2017 (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement, filed April 19, 2017).
*10.16	Amendment No. 2 to Heritage Commerce Corp 2013 Equity Incentive Plan, dated May 21, 2020 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement, filed April 15, 2020).
*10.17	Form of Restricted Stock Agreement for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
*10.18	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
*10.19	Form of Restricted Stock Unit Agreement (serviced-based) for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 9, 2023).
*10.20

Form of Restricted Stock Unit Agreement (performance-based) for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed March 9, 2023).

*10.21	Heritage Commerce Corp 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement filed April 13, 2023).
*10.22

2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 30, 2008).

*10.23	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed March 17, 2008).
*10.24	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 17, 2008).
*10.25

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Jack Conner and the Company (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed January 2, 2009).

*10.26

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Robert Moles and the Company (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed January 2, 2009).

Exhibit Number	Description
*10.27

First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Ranson Webster and the Company (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed January 2, 2009).

10.28

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2009).

10.29

Stock Purchase Agreement, between Heritage Bank of Commerce, BVF Acquisition Corp and the stockholders named therein dated October 8, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed October 9, 2014).

*10.30	Presidio Bank Amended and Restated 2006 Stock Options Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Statement on Form S-8 filed October 15, 2019).
*10.31	Presidio Bank 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Statement on Form S-8 filed October 15, 2019).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed March 3, 2017).
23.1	Consent of Crowe LLP, filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
**32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97.1	Heritage Commerce Corp Incentive Compensation Recovery Policy, filed herewith.
101.INS	Inline XBRL Instance Document, filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.
104	Cover Page Interactive Data (formatted as inline XBRL and contained in Exhibits 101).

*  Management contract or compensatory plan or arrangement.

** Furnished and not filed.

† Certain identified information has been excluded from the exhibit pursuant to Regulation S-K Item 601(b)(10)(iv) because it is both (i) not material and (ii) is the type that the Company customarily treats as private or confidential.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

	BY:	/s/ ROBERTSON CLAY JONES
Robertson Clay Jones
DATE: March 8, 2024		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JULIANNE M. BIAGINI-KOMAS	Director	March 8, 2024
Julianne M. Biagini-Komas
/s/ BRUCE H. CABRAL Bruce H. Cabral	Director	March 8, 2024
/s/ JACK W. CONNER	Director and Chairman of the Board	March 8, 2024
Jack W. Conner

/s/ JASON DINAPOLI	Director	March 8, 2024
Jason DiNapoli
/s/ STEPHEN G. HEITEL	Director	March 8, 2024
Stephen G. Heitel

/s/ KAMRAN F. HUSAIN	Director	March 8, 2024
Kamran F. Husain

/s/ ROBERTSON CLAY JONES	Director and Chief Executive Officer
Robertson Clay Jones	(Principal Executive Officer)	March 8, 2024
/s/ LAWRENCE D. MCGOVERN	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2024
Lawrence D. McGovern

/s/ MARINA H. PARK SUTTON	Director	March 8, 2024
Marina H. Park Sutton

/s/ LAURA RODEN	Director	March 8, 2024
Laura Roden

/s/ RANSON W. WEBSTER	Director	March 8, 2024
Ranson W. Webster

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

of Heritage Commerce Corp

San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Economic Forecasts and Qualitative Adjustments

As described in Notes 1 and 4 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACLL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s held for investment loan portfolio. The estimate of the ACLL is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2023, the Company’s ACLL was $47,958,000, and the provision for credit losses on loans was $749,000 for the year then ended.

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

Oak Brook, Illinois

March 8, 2024

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Assets
Cash and due from banks	$41,592	$27,595
Other investments and interest-bearing deposits in other financial institutions	366,537	279,008
Total cash and cash equivalents	408,129	306,603
Securities available-for-sale, at fair value	442,636	489,596
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $12 and $14, respectively (fair value
of $564,127 and $614,452, respectively)	650,565	714,990
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,205	2,456
Loans, net of deferred fees	3,350,378	3,298,550
Allowance for credit losses on loans	(47,958)	(47,512)
Loans, net	3,302,420	3,251,038
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,540	32,522
Company-owned life insurance	79,489	78,945
Premises and equipment, net	9,857	9,301
Goodwill	167,631	167,631
Other intangible assets	8,627	11,033
Accrued interest receivable and other assets	89,996	93,465
Total assets	$5,194,095	$5,157,580

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,292,486	$1,736,722
Demand, interest-bearing	914,066	1,196,427
Savings and money market	1,087,518	1,285,444
Time deposits - under $250	38,055	32,445
Time deposits - $250 and over	192,228	108,192
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	854,105	30,374
Total deposits	4,378,458	4,389,604
Subordinated debt, net of issuance costs	39,502	39,350
Accrued interest payable and other liabilities	103,234	96,170
Total liabilities	4,521,194	4,525,124

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at December 31, 2023 and December 31, 2022	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,146,835 and 60,852,723 shares issued and outstanding, respectively	506,539	502,923
Retained earnings	179,092	146,389
Accumulated other comprehensive loss	(12,730)	(16,856)
Total shareholders' equity	672,901	632,456
Total liabilities and shareholders' equity	$5,194,095	$5,157,580

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$177,628	$153,010	$139,244
Securities, taxable	27,351	20,666	8,678
Securities, exempt from Federal tax	945	1,084	1,576
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	28,374	14,068	3,758
Total interest income	234,298	188,828	153,256

Interest expense:
Deposits	47,557	6,770	4,816
Short-term borrowings	1,365	—	1
Subordinated debt	2,152	2,178	2,314
Total interest expense	51,074	8,948	7,131

Net interest income before provision for credit losses on loans	183,224	179,880	146,125
Provision for (recapture of) credit losses on loans	749	766	(3,134)
Net interest income after provision for credit losses on loans	182,475	179,114	149,259

Noninterest income:
Service charges and fees on deposit accounts	4,341	4,640	2,488
Increase in cash surrender value of life insurance	2,031	1,925	1,838
Gain on sales of SBA loans	482	491	1,718
Servicing income	400	508	553
Termination fees	154	61	797
Gain on proceeds from company owned life insurance	125	27	675
Gain on warrants	—	669	11
Other	1,465	1,790	1,608
Total noninterest income	8,998	10,111	9,688

Noninterest expense:
Salaries and employee benefits	56,862	55,331	51,862
Occupancy and equipment	9,490	9,639	9,038
Professional fees	4,350	5,015	5,901
Other	30,352	24,874	26,276
Total noninterest expense	101,054	94,859	93,077
Income before income taxes	90,419	94,366	65,870
Income tax expense	25,976	27,811	18,170
Net income	$64,443	$66,555	$47,700

Earnings per common share:
Basic	$1.06	$1.10	$0.79
Diluted	$1.05	$1.09	$0.79

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
	2023	2022	2021

	(Dollars in thousands)
Net income	$64,443	$66,555	$47,700
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on
available-for-sale securities and I/O strips	6,148	(19,079)	(2,953)
Deferred income taxes	(1,783)	5,532	1,177
Change in net unamortized unrealized gain on securities available-for-
sale that were reclassified to securities held-to-maturity	—	—	(371)
Deferred income taxes	—	—	110
Change in unrealized gains (losses) on securities and I/O strips, net of
net of deferred income taxes	4,365	(13,547)	(2,037)
Change in net pension and other benefit plan liability adjustment	(458)	9,909	2,219
Deferred income taxes	219	(2,222)	(461)
Change in pension and other benefit plan liability, net of
deferred income taxes	(239)	7,687	1,758
Other comprehensive income (loss)	4,126	(5,860)	(279)
Total comprehensive income	$68,569	$60,695	$47,421

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2023, 2022 and 2021
				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity

	(Dollars in thousands, except per share data)
Balance, January 1, 2021	59,917,457	$493,707	$94,899	$(10,717)	$577,889
Net income	—	—	47,700	—	47,700
Other comprehensive loss	—	—	—	(279)	(279)
Issuance of restricted stock awards, net	152,967	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures	—	1,940	—	—	1,940
Cash dividend declared $0.52 per share	—	—	(31,270)	—	(31,270)
Stock option expense, net of forfeitures	—	579	—	—	579
Stock options exercised	269,413	1,469	—	—	1,469
Balance, December 31, 2021	60,339,837	497,695	111,329	(10,996)	598,028
Net income	—	—	66,555	—	66,555
Other comprehensive loss	—	—	—	(5,860)	(5,860)
Issuance of restricted stock awards, net	207,006	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	2,583	—	—	2,583
Cash dividend declared $0.52 per share	—	—	(31,495)	—	(31,495)
Stock option expense, net of forfeitures and taxes	—	595	—	—	595
Stock options exercised	305,880	2,050	—	—	2,050
Balance, December 31, 2022	60,852,723	502,923	146,389	(16,856)	632,456
Net income	—	—	64,443	—	64,443
Other comprehensive income	—	—	—	4,126	4,126
Issuance of restricted stock awards, net	73,446	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	1,404	—	—	1,404
Cash dividend declared $0.52 per share	—	—	(31,740)	—	(31,740)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	392	—	—	392
Stock option expense, net of forfeitures and taxes	—	600	—	—	600
Stock options exercised	220,666	1,220	—	—	1,220
Balance, December 31, 2023	61,146,835	$506,539	$179,092	$(12,730)	$672,901

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,443	$66,555	$47,700
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities	(4,822)	(953)	3,649
Gain on sale of SBA loans	(482)	(491)	(1,718)
Proceeds from sale of SBA loans originated for sale	8,035	7,689	18,324
SBA loans originated for sale	(7,302)	(7,767)	(17,274)
Provision for credit losses on loans	749	766	(3,134)
Increase in cash surrender value of life insurance	(2,031)	(1,925)	(1,838)
Depreciation and amortization	1,115	1,121	1,072
Amortization of other intangible assets	2,406	2,635	2,996
Stock option expense, net	600	595	579
RSUs and PRSUs expense	392	—	—
Amortization of restricted stock awards, net	1,404	2,583	1,940
Amortization of subordinated debt issuance costs	152	172	185
Gain on proceeds from company-owned life insurance	(125)	(27)	(675)
Effect of changes in:
Accrued interest receivable and other assets	2,411	978	6,127
Accrued interest payable and other liabilities	6,065	(2,078)	(1,084)
Net cash provided by operating activities	73,010	69,853	56,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	—	(425,721)	—
Purchase of securities held-to-maturity	—	(146,548)	(474,017)
Maturities/paydowns/calls of securities available-for-sale	59,014	21,881	129,191
Maturities/paydowns/calls of securities held-to-maturity	63,376	88,394	110,823
Purchase of mortgage loans	—	(185,426)	(405,752)
Net change in loans	(52,131)	(21,862)	(60,289)
Changes in FHLB stock and other investments	(18)	(18)	1,018
Proceeds from redemption of company-owned life insurance	1,612	596	2,447
Purchase of premises and equipment	(1,671)	(783)	(252)
Net cash provided by (used in) investing activities	70,182	(669,487)	(696,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(11,146)	(369,808)	844,926
Exercise of stock options	1,220	2,050	1,469
Payment of cash dividends	(31,740)	(31,495)	(31,270)
Redemption of subordinated debt	—	(40,000)	—
Issuance of subordinated debt, net of issuance costs	—	39,274	—
Net cash (used in) provided by financing activities	(41,666)	(399,979)	815,125
Net increase (decrease) in cash and cash equivalents	101,526	(999,613)	175,143
Cash and cash equivalents, beginning of period	306,603	1,306,216	1,131,073
Cash and cash equivalents, end of period	$408,129	$306,603	$1,306,216

Supplemental disclosures of cash flow information:
Interest paid	$46,834	$8,654	$7,014
Income taxes paid, net	28,340	25,175	15,372

Supplemental schedule of non-cash activity:
Recording of right of use assets in exchange for lease obligations	541	2,736	2,977
Transfer of loans held-for-sale to loan portfolio	—	480	—

See notes to consolidated financial statements

,HERITAGE COMMERCE CORP

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, amounts held at the Federal Reserve Bank, and Federal funds sold.  In response to the COVID-19 pandemic, the Federal Reserve lowered the reserve requirement ratios to 0% effective March 26, 2020, and therefore, the Bank had no required reserve balance at December 31, 2023 and 2022. Federal funds are generally sold and purchased for one-day periods.

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

Other securities are comprised primarily of tax exempt municipal securities. At December 31, 2023, all of these securities are rated A-Aaa (defined as investment grade). The issuers in these securities are primarily municipal entities and school districts.

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

Allowance for Credit Losses on Loans

On January 1, 2023, the Company adopted the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which 1) eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty; and 2) requires that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases.  The adoption of the new guidance did not have a material impact the Company’s consolidated financial statements.

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

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $426,000 of Small Business Administration (“SBA”) Paycheck Protection Program loans and $57,458,000 of Bay View Funding factored receivables at December 31, 2023, compared to $1,166,000 and $79,263,000, respectively, at December 31, 2022.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight-line basis over the lesser of the respective lease terms or estimated useful lives. The Company owns one building which is being depreciated over 40 years. Furniture, equipment, and leasehold improvements are depreciated over estimated useful lives generally ranging from three to fifteen years. The Company evaluates the recoverability of long-lived assets on an ongoing basis.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2023 and 2022.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards, RSUs and PRSUs. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures.

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

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2022 and 2021 were reclassified to conform to the 2023 presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

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

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2023 and 2022
	Unrealized
	Gains/(Losses) on
	Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2023, net of taxes	$(11,394)	$(5,462)	$(16,856)
Other comprehensive income (loss) before reclassification,
net of taxes	4,365	(141)	4,224
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(98)	(98)
Net current period other comprehensive income (loss),
net of taxes	4,365	(239)	4,126

Ending balance December 31, 2023, net of taxes	$(7,029)	$(5,701)	$(12,730)

Beginning balance January 1, 2022, net of taxes	$2,153	$(13,149)	$(10,996)
Other comprehensive income (loss) before reclassification,
net of taxes	(13,547)	7,395	(6,152)
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	292	292
Net current period other comprehensive income (loss),
net of taxes	(13,547)	7,687	(5,860)

Ending balance December 31, 2022, net of taxes	$(11,394)	$(5,462)	$(16,856)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 13—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Year Ended
	December 31,			Affected Line Item Where
Details About AOCI Components	2023	2022	2021	Net Income is Presented

	(Dollars in thousands)
Amortization of unrealized gain on securities
available-for-sale that were reclassified to securities
held-to-maturity	$—	$—	$371	Interest income on taxable securities
	—	—	(110)	Income tax expense
	—	—	261	Net of tax
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	191	41	4
Prior service cost and actuarial losses (3)	(53)	(455)	(643)
	138	(414)	(639)	Other noninterest expense
	(40)	122	189	Income tax benefit
	98	(292)	(450)	Net of tax
Total reclassification from AOCI for the period	$98	$(292)	$(189)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 13 — Benefit Plans).

(2)   This is related to the split dollar life insurance benefit plan.

(3)   This is related to the supplemental executive retirement plan.

3) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2023	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$387,990	$—	$(5,621)	$—	$382,369
Agency mortgage-backed securities	64,580	—	(4,313)	—	60,267
Total	$452,570	$—	$(9,934)	$—	$442,636

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2023	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$618,374	$282	$(86,011)	$532,645	$—
Municipals - exempt from Federal tax	32,203	3	(724)	31,482	(12)
Total	$650,577	$285	$(86,735)	$564,127	$(12)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2022	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$428,797	$—	$(10,323)	$—	$418,474
Agency mortgage-backed securities	76,916	—	(5,794)	—	71,122
Total	$505,713	$—	$(16,117)	$—	$489,596

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2022	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$677,381	$235	$(99,977)	$577,639	$—
Municipals - exempt from Federal tax	37,623	9	(819)	36,813	(14)
Total	$715,004	$244	$(100,796)	$614,452	$(14)

Securities with unrealized losses at year end, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$4,926	$(40)	$377,443	$(5,581)	$382,369	$(5,621)
Agency mortgage-backed securities	—	—	60,267	(4,313)	60,267	(4,313)
Total	$4,926	$(40)	$437,710	$(9,894)	$442,636	$(9,934)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$520,615	$(86,011)	$520,615	$(86,011)
Municipals — exempt from Federal tax	9,790	(176)	13,151	(548)	22,941	(724)
Total	$9,790	$(176)	$533,766	$(86,559)	$543,556	$(86,735)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$418,474	$(10,323)	$—	$—	$418,474	$(10,323)
Agency mortgage-backed securities	71,122	(5,794)	—	—	71,122	(5,794)
Total	$489,596	$(16,117)	$—	$—	$489,596	$(16,117)

Securities held-to-maturity:
Agency mortgage-backed securities	$136,264	$(12,866)	$429,257	$(87,111)	$565,521	$(99,977)
Municipals — exempt from Federal tax	31,007	(819)	—	—	31,007	(819)
Total	$167,271	$(13,685)	$429,257	$(87,111)	$596,528	$(100,796)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2023, the Company held 437 securities (164 available-for-sale and 273 held-to-maturity), of which 406 had fair values below amortized cost. The unrealized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.

The amortized cost and fair value of debt securities as of December 31, 2023, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$19,953	$19,920
Due after three months through one year	193,476	191,662
Due after one through five years	174,561	170,787
Agency mortgage-backed securities	64,580	60,267
Total	$452,570	$442,636

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value

	(Dollars in thousands)
Due three months or less	$400	$400
Due after three months through one year	665	665
Due after one through five years	7,271	7,157
Due after five through ten years	23,867	23,260
Agency mortgage-backed securities	618,374	532,645
Total	$650,577	$564,127

Securities with amortized cost of $1,041,608,000 and $66,272,000 as of December 31, 2023 and 2022 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The table below presents a roll-forward by major security type for the year ended December 31, 2023 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2023	$14
Recapture of credit losses	(2)
Ending balance December 31, 2023	$12

For the year ended December 31, 2023, there was a reduction of $2,000 to the allowance for credit losses on the Company’s held-to-maturity municipal investment securities portfolio. This reduction was the result of a reduction in municipal securities amortized balances resulting from regular payments.

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

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$463,778	$533,915
Real estate:
CRE - owner occupied	583,253	614,663
CRE - non-owner occupied	1,256,590	1,066,368
Land and construction	140,513	163,577
Home equity	119,125	120,724
Multifamily	269,734	244,882
Residential mortgages	496,961	537,905
Consumer and other	20,919	17,033
Loans	3,350,873	3,299,067
Deferred loan fees, net	(495)	(517)
Loans, net of deferred fees	3,350,378	3,298,550
Allowance for credit losses on loans	(47,958)	(47,512)
Loans, net	$3,302,420	$3,251,038

Changes in the allowance for credit losses on loans were as follows:

	Year Ended December 31, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(750)	—	—	—	(246)	—	—	(15)	(1,011)
Recoveries	346	11	—	—	351	—	—	—	708
Net (charge-offs) recoveries	(404)	11	—	—	105	—	—	(15)	(303)
Provision for (recapture of) credit losses on loans	(360)	(641)	3,188	(589)	(127)	1,687	(2,482)	73	749
End of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958

	Year Ended December 31, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(434)	—	—	—	—	—	—	—	(434)
Recoveries	427	15	—	—	105	—	—	3,343	3,890
Net (charge-offs) recoveries	(7)	15	—	—	105	—	—	3,343	3,456
Provision for (recapture of) credit losses on loans	(1,790)	(2,218)	5,010	1,110	(303)	570	1,775	(3,388)	766
End of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512

	Year Ended December 31, 2021
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$11,587	$8,560	$16,416	$2,509	$1,297	$2,804	$943	$284	$44,400
Charge-offs	(520)	—	—	—	—	—	—	—	(520)
Recoveries	1,354	16	—	884	93	—	—	197	2,544
Net (charge-offs) recoveries	834	16	—	884	93	—	—	197	2,024
Provision for (recapture of) credit losses on loans	(4,007)	(622)	709	(1,562)	(526)	(8)	3,189	(307)	(3,134)
End of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at the periods indicated:

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

	December 31, 2022
			Restructured
	Nonaccrual	Nonaccrual	and Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$318	$324	$349	$991
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	1,336	1,336
Home equity	98	—	—	98
Total	$416	$324	$1,685	$2,425

The following tables presents the aging of past due loans by class for the periods indicated:

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

	December 31, 2022
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,236	$2,519	$703	$10,458	$523,457	$533,915
Real estate:
CRE - Owner Occupied	252	—	—	252	614,411	614,663
CRE - Non-Owner Occupied	—	—	1,336	1,336	1,065,032	1,066,368
Land and construction	—	—	—	—	163,577	163,577
Home equity	—	98	—	98	120,626	120,724
Multifamily	—	—	—	—	244,882	244,882
Residential mortgages	4,202	720	—	4,922	532,983	537,905
Consumer and other	—	—	—	—	17,033	17,033
Total	$11,690	$3,337	$2,039	$17,066	$3,282,001	$3,299,067

Past due loans 30 days or greater totaled $21,157,000 and $17,066,000 at December 31, 2023 and December 31, 2022, respectively, of which $6,100,000 and $479,000 were on nonaccrual. At December 31, 2023, there were also $718,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2022, there were also $261,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company resumes recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt.

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of December 31, 2023 and December 31, 2022.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at December 31, 2023 and December 31, 2022. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at December 31, 2023 and December 31, 2022. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed. The amortized balance is the loan balance less any purchase discounts, and plus any loan purchase premiums. The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2023						Amortized
	2023	2022	2021	2020	2019	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$99,387	$25,250	$19,732	$14,929	$11,893	$22,134	$258,461	$451,786
Special Mention	2,107	1,092	41	—	133	1,134	467	4,974
Substandard	4	1,516	—	100	185	3,835	142	5,782
Substandard-Nonaccrual	—	—	349	—	116	771	—	1,236
Total	101,498	27,858	20,122	15,029	12,327	27,874	259,070	463,778

CRE - Owner Occupied:
Pass	32,993	86,688	110,613	68,184	52,885	214,729	10,302	576,394
Special Mention	—	250	3,241	462	—	1,802	—	5,755
Substandard	—	—	—	—	1,100	4	—	1,104
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	32,993	86,938	113,854	68,646	53,985	216,535	10,302	583,253

CRE - Non-Owner Occupied:
Pass	225,505	243,080	267,870	28,315	92,648	370,552	3,199	1,231,169
Special Mention	—	—	—	—	7,493	10,040	—	17,533
Substandard	—	—	—	—	—	7,614	274	7,888
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	225,505	243,080	267,870	28,315	100,141	388,206	3,473	1,256,590

Land and construction:
Pass	40,142	52,862	27,419	9,273	1,864	—	—	131,560
Special Mention	2,163	—	—	—	—	—	—	2,163
Substandard	2,129	—	—	—	—	—	—	2,129
Substandard-Nonaccrual	—	—	3,706	955	—	—	—	4,661
Total	44,434	52,862	31,125	10,228	1,864	—	—	140,513

Home equity:
Pass	—	—	—	—	—	1,463	111,250	112,713
Special Mention	—	—	—	—	—	—	2,110	2,110
Substandard	—	—	—	—	—	—	4,160	4,160
Substandard-Nonaccrual	—	—	—	—	—	—	142	142
Total	—	—	—	—	—	1,463	117,662	119,125

Multifamily:
Pass	47,089	41,112	55,557	5,394	42,129	75,890	355	267,526
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,208	—	2,208
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	47,089	41,112	55,557	5,394	42,129	78,098	355	269,734

Residential mortgage:
Pass	1,684	187,417	268,617	1,037	6,861	28,892	—	494,508
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	973	—	—	—	701	—	1,674
Substandard-Nonaccrual	—	779	—	—	—	—	—	779
Total	1,684	189,169	268,617	1,037	6,861	29,593	—	496,961

Consumer and other:
Pass	2,332	1,376	3	—	—	2,089	14,961	20,761
Special Mention	—	—	62	—	—	96	—	158
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	2,332	1,376	65	—	—	2,185	14,961	20,919

Total loans	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

Risk Grades:
Pass	$449,132	$637,785	$749,811	$127,132	$208,280	$715,749	$398,528	$3,286,417
Special Mention	4,270	1,342	3,344	462	7,626	13,072	2,577	32,693
Substandard	2,133	2,489	—	100	1,285	14,362	4,576	24,945
Substandard-Nonaccrual	—	779	4,055	955	116	771	142	6,818
Grand Total	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2022						Amortized
	2022	2021	2020	2019	2018	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$102,969	$36,752	$24,406	$19,272	$12,089	$21,127	$293,546	$510,161
Special Mention	3,408	1,060	192	1,123	—	6,031	5,551	17,365
Substandard	4	—	—	145	—	102	5,496	5,747
Substandard-Nonaccrual	—	279	—	—	330	33	—	642
Total	106,381	38,091	24,598	20,540	12,419	27,293	304,593	533,915

CRE - Owner Occupied:
Pass	92,689	116,266	75,007	59,887	58,180	194,584	8,758	605,371
Special Mention	—	2,033	867	1,120	—	4,410	—	8,430
Substandard	—	660	—	—	193	9	—	862
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	92,689	118,959	75,874	61,007	58,373	199,003	8,758	614,663

CRE - Non-Owner Occupied:
Pass	239,556	278,051	31,848	101,854	63,905	337,048	3,245	1,055,507
Special Mention	—	—	—	—	—	4,883	—	4,883
Substandard	—	—	—	—	—	5,978	—	5,978
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	239,556	278,051	31,848	101,854	63,905	347,909	3,245	1,066,368

Land and construction:
Pass	62,241	72,847	22,459	6,030	—	—	—	163,577
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	62,241	72,847	22,459	6,030	—	—	—	163,577

Home equity:
Pass	—	—	—	—	—	44	117,950	117,994
Special Mention	—	—	—	—	—	—	2,346	2,346
Substandard	—	—	—	—	—	144	142	286
Substandard-Nonaccrual	—	98	—	—	—	—		98
Total	—	98	—	—	—	188	120,438	120,724

Multifamily:
Pass	42,111	69,824	4,871	42,412	15,356	66,380	180	241,134
Special Mention	—	—	657	771	—	2,320	—	3,748
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	42,111	69,824	5,528	43,183	15,356	68,700	180	244,882

Residential mortgage:
Pass	191,907	296,270	1,068	6,788	2,724	33,290	—	532,047
Special Mention	—	—	—	1,058	1,482	2,387	—	4,927
Substandard	—	—	—	—	—	931	—	931
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	191,907	296,270	1,068	7,846	4,206	36,608	—	537,905

Consumer and other:
Pass	389	13	—	—	1,364	1,283	13,647	16,696
Special Mention	—	82	—	6	—	—	249	337
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	389	95	—	6	1,364	1,283	13,896	17,033

Total loans	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

Risk Grades:
Pass	$731,862	$870,023	$159,659	$236,243	$153,618	$653,756	$437,326	$3,242,487
Special Mention	3,408	3,175	1,716	4,078	1,482	20,031	8,146	42,036
Substandard	4	660	—	145	193	7,164	5,638	13,804
Substandard-Nonaccrual	—	377	—	—	330	33	—	740
Grand Total	$735,274	$874,235	$161,375	$240,466	$155,623	$680,984	$451,110	$3,299,067

The following table presents the gross charge-offs by class of loans and year of origination for the year ended December 31, 2023:

	Gross Charge-offs by Originated Period for the Year Ended December 31, 2023						Revolving
	2023	2022	2021	2020	2019	Prior Periods	Loans	Total

	(Dollars in thousands)
Commercial	$35	$95	$—	$—	$339	$281	$—	$750
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	246	246
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	15	—	—	15
Total	$35	$95	$—	$—	$354	$281	$246	$1,011

The amortized cost basis of collateral-dependent loans at December 31, 2023 and December 31, 2022 was $290,000 and $324,000, respectively, and were secured by business assets.

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

The following tables present the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified through the year ended September 30, 2023, by segment and type of modification. The percentage of the amortized cost basis of the loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

Year Ended December 31, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$—	$63	$—	$—	$—	$3	0.01%
Total	$—	$63	$—	$—	$—	$3	0.01%

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

	Year Ended December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

	(Dollars in thousands)
Commercial	$45	$1	$—	$46
Total	$45	$1	$—	$46

The following tables presents the financial effect of the loan modification presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

Year Ended December 31, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$7	0.25%	14
Total	$7	0.25%	14

There were no loans modified in the last twelve months that had a payment default.

5) Loan Servicing

At December 31, 2023, 2022, and 2021, the Company serviced SBA loans sold to the secondary market of approximately $55,845,000, $64,819,000, and $73,256,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.09%, 1.10%, and 1.11% at December 31, 2023, 2022, and 2021, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2023	2022	2021

	(Dollars in thousands)
Beginning of year balance	$549	$655	$531
Additions	126	124	384
Amortization	(260)	(230)	(260)
End of year balance	$415	$549	$655

There was no valuation allowance for servicing rights at December 31, 2023, 2022, and 2021, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $827,000, $813,000, and $1,101,000, at December 31, 2023, 2022, and 2021, respectively. The fair value of servicing rights at December 31, 2023, was estimated using a weighted average constant prepayment rate (“CPR”) assumption of 17.18%, and a weighted average discount rate assumption of 16.59%. The fair value of servicing rights at December 31, 2022, was estimated using a weighted average CPR assumption of 15.12%, and a weighted average discount rate assumption of 20.75%. The fair value of servicing rights at December 31, 2021, was estimated using a weighted average CPR assumption of 13.40%, and a weighted average discount rate assumption of 13.88%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2023	2022	2021

	(Dollars in thousands)
Beginning of year balance	$152	$221	$305
Unrealized loss	(35)	(69)	(84)
End of year balance	$117	$152	$221

6) Premises and Equipment

Premises and equipment at year-end were as follows:

	2023	2022

	(Dollars in thousands)
Building	$3,637	$3,508
Land	2,900	2,900
Furniture and equipment	14,347	13,812
Leasehold improvements	6,767	5,597
	27,651	25,817
Accumulated depreciation and amortization	(17,794)	(16,516)
Premises and equipment, net	$9,857	$9,301

Depreciation and amortization expense was $1,115,000, $1,121,000, and $1,072,000, in 2023, 2022, and 2021, respectively.

7) Leases

As of December 31, 2023 and December 31, 2022, operating lease right-of-use (“ROU”) assets, included in other assets and lease liabilities, included in other liabilities, totaled $31,674,000 and $33,031,000, respectively.

The following table presents the quantitative information for the Company’s leases:

	Year Ended
	December 31,
	2023	2022

Operating Lease Cost (Cost resulting from lease payments)	$6,763	$6,625
Operating Lease - Operating Cash Flows (Fixed Payments)	$6,701	$4,948
Operating Lease - ROU assets	$31,674	$33,031
Operating Lease - Liabilities	$31,674	$33,031
Weighted Average Lease Term - Operating Leases	5.88 years	6.60 years
Weighted Average Discount Rate - Operating Leases	4.98%	4.49%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities:

(Dollars in thousands)
2024	$6,661
2025	6,278
2026	5,698
2027	5,552
2028	4,971
Thereafter	7,532
Total undiscounted cash flows	36,692
Discount on cash flows	(5,018)
Total lease liability	$31,674

8) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2023, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

The Company's policy is to test goodwill for impairment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. The Company completed its annual goodwill impairment analysis as of November 30, 2023 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting units exceeded the carry value. No events or circumstances since the November 30, 2023 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	December 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(16,646)	$8,377
Customer relationship and brokered relationship intangibles	1,900	(1,741)	159
Below market leases	110	(19)	91
Total	$27,033	$(18,406)	$8,627

	December 31, 2022
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(14,429)	$10,594
Customer relationship and brokered relationship intangibles	1,900	(1,551)	349
Below market leases	110	(20)	90
Total	$27,033	$(16,000)	$11,033

Estimated amortization expense for each of the next five years and thereafter is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2024	$2,023	$159	$5	$2,187
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
2028	999	—	18	1,017
2029	610	—	14	624
	$8,377	$159	$91	$8,627

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2023 and December 31, 2022.

9) Deposits

The following table presents the scheduled maturities of all time deposits for the periods indicated:

(Dollars in thousands)
2024	$453,017
2025	14,797
2026	1,283
2027	94
2028	—
2029	281
Total	$469,472

Time deposits of $250,000 and over were $192,228,000 and $108,192,000 at December 31, 2023 and 2022, respectively. At December 31, 2023, ICS/CDARS deposits totaled $854,105,000 which were comprised of interest-bearing demand deposits of $424,991,000, money market deposits of $189,925,000, (which have no scheduled maturity date, and therefore, are excluded from the table above), and time deposits of $239,189,000, (which are included in the table above). At December 31, 2022, ICS/CDARS deposits totaled $30,374,000, which were comprised of interest-bearing demand deposits of $26,861,000 and money market deposits of $192,000, and time deposits of $3,321,000. The ICS/CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the ICS/CDARS program. Deposits gathered through these programs are not considered brokered deposits under current regulatory reporting guidelines.

The Bank’s uninsured deposits were approximately $2.01 billion, or 46% of total deposits, at December 31, 2023, compared to $2.79 billion, or 64% of total deposits, at December 31, 2022. There were no brokered deposits at both December 31, 2023 and 2022. Deposits from executive officers, directors, and their affiliates were $468,000 and $712,000 at December 31, 2023 and 2022, respectively.

10) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC had $1,217,249,000 of loans and $383,194,000 of securities pledged to the FHLB as collateral on a line of credit of $1,100,931,000 at December 31, 2023, none of which was outstanding. HBC had $254,243,000 of loans and $1,085,000 of securities and pledged to the FHLB as collateral on a line of credit of $162,631,000 at December 31, 2022, none of which was outstanding.

HBC can also borrow from the FRB’s discount window. HBC had approximately $1,658,642,000 of loans and securities pledged to the FRB as collateral on an available line of credit of approximately $1,235,573,000 at December 31, 2023, none of which was outstanding. HBC had approximately $1,000,207,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $676,878,000 at December 31, 2022, none of which was outstanding.

At December 31, 2023, HBC had Federal funds purchase arrangements available of $90,000,000. There were no Federal funds purchased outstanding at December 31, 2023 and 2022.

HCC has a $20,000,000 line of credit with a correspondent bank, of which none was outstanding at December 31, 2023 and 2022.

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2023, and 2022.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $498,000, totaled $39,502,000 at December 31, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank. The debt issuance costs are amortized on a straight line basis through the maturity date of the subordinated notes.

11) Income Taxes

Income tax expense consisted of the following for the year ended December 31, as follows:

	2023	2022	2021

	(Dollars in thousands)
Currently payable tax:
Federal	$15,888	$18,994	$10,207
State	9,241	8,798	7,988
Total currently payable	25,129	27,792	18,195
Deferred tax expense (benefit):
Federal	616	(1,237)	1,175
State	231	1,256	(1,200)
Total deferred tax	847	19	(25)
Income tax expense	$25,976	$27,811	$18,170

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2023	2022	2021
Statutory Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	8.3%	8.4%	8.1%
Stock option/restricted stock windfall tax benefit	0.1%	(0.1)%	(0.2)%
Increase in cash surrender value of life insurance	(0.5)%	(0.4)%	(0.6)%
Low income housing credits, net of investment losses	(0.2)%	(0.2)%	(0.3)%
Non-taxable interest income	(0.2)%	(0.2)%	(0.5)%
Split-dollar term insurance	0.0%	0.0%	0.1%
ISO stock exercise	0.0%	0.0%	(0.1)%
Other, net	0.2%	1.0%	0.1%
Effective tax rate	28.7%	29.5%	27.6%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2023	2022

	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses on loans	$14,087	$14,171
Lease accounting	9,304	9,703
Defined postretirement benefit obligation	7,778	7,585
Accrued expenses	3,150	3,440
Securities available-for-sale	2,897	4,690
State income taxes	1,874	1,924
Stock compensation	1,501	1,363
Federal net operating loss carryforwards	1,403	1,719
Premises and equipment	1,375	1,677
California net operating loss carryforwards	986	1,106
Nonaccrual interest	135	174
Split-dollar life insurance benefit plan	71	49
Other	323	201
Total deferred tax assets	44,884	47,802

Deferred tax liabilities:
Lease accounting	(9,304)	(9,703)
Loan fees	(2,315)	(2,304)
Intangible liabilities	(1,639)	(1,940)
Prepaid expenses	(1,473)	(1,304)
FHLB stock	(156)	(156)
I/O strips	(30)	(40)
Other	(202)	(179)
Total deferred tax liabilities	(15,119)	(15,626)
Net deferred tax assets	$29,765	$32,176

At December 31, 2023, the Company's federal net operating loss (“NOL”) carryforwards were $6,682,000 and the Company's California net operating loss carryforwards were $11,505,000. These amounts are attributable to the prior merger transactions. The realization of these NOL carryforwards for Federal and State tax purposes are limited on the amount of net operating losses that can be utilized annually under the current tax law. The above NOL carryforwards are presented net of the losses that will expire unutilized under current tax law. Since the NOL carryforwards are already presented net of the amounts that will expire by operation of current tax law, there is no need for a valuation allowance as the Company fully expects to utilize the amounts disclosed.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. As of December 31, 2023 and 2022 the Company’s recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2023 and December 31, 2022, the Company had net deferred tax assets of $29,765,000 and $32,176,000, respectively. At December 31, 2023 and December 31, 2022, management determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2020, and by the State of California taxing authority for years before 2019.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Low income housing investments	$2,794	$3,537
Future commitments	$494	$523

The Company expects $14,000 of the future commitments to be paid in 2024, and $480,000 in 2025 through 2026.

For tax purposes, the Company recognized low income housing tax credits of $720,000 and $839,000 for the years ended December 31, 2023 and December 31, 2022, respectively, and low income housing investment expense of $743,000 and $842,000, respectively.  The Company recognizes low income housing investment expenses as a component of income tax expense.

12) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the Heritage Commerce Corp 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which increased the number of shares available by 600,000 shares. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, RSUs and PRSUs. The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. To date, each RSU will vest ratably over three years and PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board certifies whether and to what extent the performance goal has been achieved following the end of the performance period. In 2023, the Company granted 397,000 shares of nonqualified stock options, 119,362 shares of RSUs, 119,358 shares of PRSUs, and 73,446 shares of restricted stock subject to time vesting requirements. There were 1,393,531 shares available for the issuance of equity awards under the 2023 Plan as of December 31, 2023.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2023	2,527,173	$10.44
Granted	397,000	$7.45
Exercised	(220,666)	$5.53
Forfeited or expired	(66,151)	$10.26
Outstanding at December 31, 2023	2,637,356	$10.40	5.59	$2,664,557
Vested or expected to vest	2,479,115		5.59	$2,504,684
Exercisable at December 31, 2023	1,947,357		4.51	$1,811,470

Information related to the equity plans for each of the last three years:

	December 31,
	2023	2022	2021
Intrinsic value of options exercised	$805,334	$1,674,072	$1,543,711
Cash received from option exercise	$1,219,286	$2,049,587	$1,469,255
Tax benefit realized from option exercises	$20,527	$180,414	$153,745
Weighted average fair value of options granted	$1.34	$2.22	$2.31

As of December 31, 2023, there was $1,203,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.64 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	December 31,
	2023	2022	2021
Expected life in months(1)	72	72	72
Volatility(1)	35%	31%	33%
Weighted average risk-free interest rate(2)	3.52%	2.89%	1.10%
Expected dividends(3)	6.98%	4.68%	4.32%
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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2023	253,491	$11.05
Granted	73,446	$7.53
Vested	(141,524)	$7.82
Nonvested shares at December 31, 2023	185,413	$10.87

As of December 31, 2023, there was $1,030,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2013 Plan and 2023 Plan. The cost is expected to be recognized over a weighted-average period of approximately 1.22 years.

Total compensation cost for the 2004 Plan, 2013 Plan and 2023 Plan charged against income was $2,396,000,

$3,178,000, $2,519,000, for 2023, 2022, and 2021, respectively. The total income tax (benefit) expense was $54,000, ($94,000), and ($155,000) for the years ended December 31, 2023, and 2022, and 2021, respectively.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2023	—	$—
Granted	119,362	$7.41
Nonvested shares at December 31, 2023	119,362	$7.41

As of December 31, 2023, there were $582,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.33 years.

PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2023	—	$—
Granted	119,358	$7.41
Nonvested shares at December 31, 2023	119,358	$7.41

As of December 31, 2023, there were $582,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.33 years.

13) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $3,000 for each employee’s contributions in 2023 and 2022. Contribution expense was $949,000, $942,000, and $944,000 in 2023, and 2022 and 2021, respectively.

Employee Stock Ownership Plan

The Company sponsors a non-contributory employee stock ownership plan (“ESOP”). To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. Contributions to the ESOP have been suspended since 2010 and ESOP was “frozen” as of January 1, 2019. At December 31, 2023, the ESOP owned 86,573 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its employees. Under the deferred compensation plan, an employee may defer up to 100% of their bonus and 50% of their regular salary into a deferred account. Amounts deferred are invested in a portfolio of approved investment choices as directed by the employee. Amounts deferred by employees to the deferred compensation plan will be distributed at a future date that they have selected or upon termination of employment. There were eight and ten employees who elected to participate in the deferred compensation plan during 2023 and 2022, respectively.

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan (“SERP”) covering some current and some former key executives and directors. The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 49 at December 31, 2023. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The SERP has no assets and the projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2023	2022

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$25,800	$33,179
Service cost	192	347
Actuarial loss (gain)	793	(7,065)
Interest cost	1,296	865
Benefits paid	(1,629)	(1,526)
Projected benefit obligation at end of year	$26,452	$25,800
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$2,892	$2,371

Weighted-average assumptions used to determine the benefit obligation at year-end:

	2023	2022
Discount rate	4.95%	5.17%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2024	$1,701
2025	2,086
2026	2,187
2027	2,327
2028	2,379
2029 to 2033	12,388

The components of pension cost for the SERP follow:

	Year Ended
	December 31,
	2023	2022

Components of net periodic benefit cost:
Service cost	$192	$347
Interest cost	1,296	865
Amortization of net actuarial loss	52	455
Net periodic benefit cost	$1,540	$1,667

Amount recognized in other comprehensive income (loss)	$(521)	$5,297

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income. The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $104,000 as of December 31, 2023.

Net periodic benefit cost for the years ended December 31, 2023 and 2022 were determined using the following assumption:

	2023	2022
Discount rate	5.17%	2.66%
Rate of compensation increase	N/A	N/A

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and some former directors and officers that are subject to split-dollar life insurance agreements, some of which continues after the participant’s employment and retirement. The policies acquired from Focus and Presidio do not include a post-retirement benefit. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants’ beneficiaries or the present value of the estimated cost to maintain term life insurance, depending on the contractual terms of the participant’s underlying agreement.

The split-dollar life insurance projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The measurement date of the split-dollar life insurance benefit plan is December 31.

The following sets forth the funded status of the split dollar life insurance benefits:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,060	$9,244
Interest cost	365	246
Actuarial loss	(474)	(2,430)
Projected benefit obligation at end of period	$6,951	$7,060

Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Net actuarial loss	$2,108	$2,301
Prior transition obligation	701	790
Accumulated other comprehensive loss	$2,809	$3,091

Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2023	2022
Discount rate	4.95%	5.17%

Components of net periodic benefit cost during the year are:

	Year Ended
	December 31,
	2023	2022

Amortization of prior transition obligation
and actuarial losses	$(191)	$(41)
Interest cost	365	246
Net periodic benefit cost	$174	$205

Amount recognized in other comprehensive income	$283	$2,389

The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are ($209,000) and ($191,000) as of December 31, 2023 and 2022, respectively.

Weighted-average assumption used to determine the net periodic benefit cost:

	2023	2022
Discount rate	5.17%	2.66%

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at December 31, 2023
Available-for-sale securities:
U.S. Treasury	$382,369	$382,369	$—	$—
Agency mortgage-backed securities	60,267	—	60,267	—
I/O strip receivables	117	—	117	—

Assets at December 31, 2022
Available-for-sale securities:
U.S. Treasury	$418,474	$418,474	$—	$—
Agency mortgage-backed securities	71,122	—	71,122	—
I/O strip receivables	152	—	152	—

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Collateral dependent loans carried at fair value on a non-recurring basis are immaterial.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At December 31, 2023 and December 31, 2022, there were no foreclosed assets on the balance sheet.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$408,129		$408,129	$—	$—	$408,129
Securities available-for-sale	442,636		382,369	60,267	—	442,636
Securities held-to-maturity	650,565		—	564,127	—	564,127
Loans (including loans held-for-sale)	3,352,583	(1)	—	2,205	3,172,512	3,174,717
FHLB stock, FRB stock, and other
investments	32,540		—	—	—	N/A
Accrued interest receivable	14,959		1,255	1,764	11,940	14,959
I/O strips receivables	117		—	117	—	117
Liabilities:
Time deposits	$469,472		$—	$471,693	$—	$471,693
Other deposits	3,908,986		—	3,908,986	—	3,908,986
Subordinated debt	39,502		—	31,902	—	31,902
Accrued interest payable	4,688		—	4,688	—	4,688

(1) Before allowance for credit losses on loans of $47,958,000.

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

15) Commitments and Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable. A summary of proceedings outstanding at December 31, 2023 follows:

Employee Related:

●	In November 2020, a former and a then-current bank employee purporting to represent a class of Bank employees, alleged in a lawsuit that the Bank violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and by failing to provide accurate wage statements, among other claims. The lawsuit seeks unspecified penalties under the California Private Attorneys General Act (“PAGA”) in addition to other monetary payments. Because the class/PAGA action alleges wage and hour claims, it is not covered by the Bank’s insurance. In February 2021, the Bank was notified of a set of PAGA and potential class claims alleged by a third former and a then-current bank employee alleging the same claims. The third former employee/claimant is being added as a plaintiff to the previously filed class/PAGA action.
●	In October 2021 the third employee/claimant above referenced filed a lawsuit alleging race, color, gender, and sex discrimination; disability discrimination; discrimination against an employee making a CFRA claim, violation of the Equal Pay Act, retaliation, and related claims.

●	In September 2022 the Bank moved to compel arbitration in both cases; hearings were held in Alameda County Superior Court in early November and early December 2022. The motions in both cases were denied and the Bank appealed the rulings. Both cases are stayed pending appeal.

●	The appeals were dismissed or withdrawn during the fourth quarter of 2023 and have been returned to the trial court for further resolution. We believe the underlying claims are without merit and intend to defend them vigorously.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,149,056,000 at December 31, 2023, compared to $1,134,619,000 at December 31, 2022. Unused commitments represented 34% outstanding gross loans at both December 31, 2023 and December 31, 2022.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31, 2023			December 31, 2022
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$96,166	$1,041,608	$1,137,774	$87,348	$1,036,847	$1,124,195
Standby letters of credit	4,283	6,999	11,282	1,565	8,859	10,424
	$100,449	$1,048,607	$1,149,056	$88,913	$1,045,706	$1,134,619

For the year ended December 31, 2023, there was a decrease of ($53,000) to the allowance for credit losses on loans for the Company’s off-balance sheet credit exposures, compared to the year ended December 31, 2022. The decrease in the allowance for credit losses for off-balance sheet credit exposures for the year ended December 31, 2023 was driven by lower loss factors for off-balance sheet exposures. The allowance for losses for the Company’s off-balance sheet credit exposures was $767,000 and $820,000 at December 31, 2023 and December 31, 2022, respectively.

16) Earnings Per Share

Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,655,654 weighted average stock options for the year ended December 31, 2023, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 79,793 weighted average RSUs outstanding for the year ended December 31, 2023 considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were 1,230,319 weighted average stock options for the year ended December 31, 2022, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 952,395 weighted average stock options for the year ended December 31, 2021, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands, except per share amounts)
Net income	$64,443	$66,555	$	$ 47,700

Weighted average common shares outstanding
for basic earnings per common share	61,038,857	60,602,962		60,133,821
Dilutive potential common shares	272,461	487,328		555,241
Shares used in computing diluted earnings per common share	61,311,318	61,090,290		60,689,062

Basic earnings per share	$1.06	$1.10		$0.79
Diluted earnings per share	$1.05	$1.09		$0.79

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2023. There are no conditions or events since December 31, 2023, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2023 and December 31, 2022, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2023, and December 31, 2022.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2023
Total Capital	$594,371	15.5%	$403,060	10.5%
(to risk-weighted assets)
Tier 1 Capital	$511,799	13.3%	$326,287	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$511,799	13.3%	$268,707	7.0%
(to risk-weighted assets)
Tier 1 Capital	$511,799	10.0%	$204,024	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2023, and December 31, 2022.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2023
Total Capital	$572,907	14.9%	$383,542	10.0%	$402,719	10.5%
(to risk-weighted assets)
Tier 1 Capital	$529,836	13.8%	$306,834	8.0%	$326,011	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$529,836	13.8%	$249,302	6.5%	$268,479	7.0%
(to risk-weighted assets)
Tier 1 Capital	$529,836	10.4%	$254,869	5.0%	$203,895	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2022
Total Capital	$532,576	14.2%	$374,572	10.0%	$393,301	10.5%
(to risk-weighted assets)
Tier 1 Capital	$492,725	13.2%	$299,658	8.0%	$318,387	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$492,725	13.2%	$243,472	6.5%	$262,201	7.0%
(to risk-weighted assets)
Tier 1 Capital	$492,725	9.5%	$259,740	5.0%	$207,792	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,502,000 at December 31, 2023, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2023, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $34,085,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $32,000,000 for both years ended December 31, 2023 and 2022.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2021

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$4,341	$4,640	$2,488
Total noninterest income in-scope of Topic 606	4,341	4,640	2,488
Noninterest Income Out-of-scope of Topic 606	4,657	5,471	7,200
Total noninterest income	$8,998	$10,111	$9,688

19) Noninterest Expense

The following table indicates the various components of the Company’s noninterest expense in each category for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2021

	(Dollars in thousands)
Salaries and employee benefits	$56,862	$55,331	$51,862
Occupancy and equipment	9,490	9,639	9,038
Insurance expense	6,264	4,958	3,270
Professional fees	4,350	5,015	5,901
Data processing	3,429	2,482	2,146
Software subscriptions	2,599	1,958	1,924
Client services	2,512	1,851	1,563
Reserve for litigation	—	—	4,500
Other	15,548	13,625	12,873
Total noninterest expense	$101,054	$94,859	$93,077

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

	Year Ended December 31, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$220,871	$13,427	$234,298
Intersegment interest allocations	2,038	(2,038)	—
Total interest expense	51,074	—	51,074
Net interest income	171,835	11,389	183,224
Provision for (recapture of) credit losses on loans	1,005	(256)	749
Net interest income after provision	170,830	11,645	182,475
Noninterest income	8,582	416	8,998
Noninterest expense	94,451	6,603	101,054
Intersegment expense allocations	547	(547)	—
Income before income taxes	85,508	4,911	90,419
Income tax expense	24,524	1,452	25,976
Net income	$60,984	$3,459	$64,443

Total assets	$5,111,367	$82,728	$5,194,095
Loans, net of deferred fees	$3,292,920	$57,458	$3,350,378
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.

	Year Ended December 31, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$176,010	$12,818	$188,828
Intersegment interest allocations	1,441	(1,441)	—
Total interest expense	8,948	—	8,948
Net interest income	168,503	11,377	179,880
Provision (recapture) for credit losses on loans	526	240	766
Net interest income after provision	167,977	11,137	179,114
Noninterest income	9,722	389	10,111
Noninterest expense	88,531	6,328	94,859
Intersegment expense allocations	524	(524)	—
Income before income taxes	89,692	4,674	94,366
Income tax expense	26,429	1,382	27,811
Net income	$63,263	$3,292	$66,555

Total assets	$5,062,943	$94,637	$5,157,580
Loans, net of deferred fees	$3,219,287	$79,263	$3,298,550
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.

	Year Ended December 31, 2021
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$141,772	$11,484	$153,256
Intersegment interest allocations	868	(868)	—
Total interest expense	7,131	—	7,131
Net interest income	135,509	10,616	146,125
Provision for credit losses on loans	(2,926)	(208)	(3,134)
Net interest income after provision	138,435	10,824	149,259
Noninterest income	8,651	1,037	9,688
Noninterest expense	87,466	5,611	93,077
Intersegment expense allocations	410	(410)	—
Income before income taxes	60,030	5,840	65,870
Income tax expense	16,444	1,726	18,170
Net income	$43,586	$4,114	$47,700

Total assets	$5,424,350	$75,059	$5,499,409
Loans, net of deferred fees	$3,034,097	$53,229	$3,087,326
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.

21) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2023	2022

	(Dollars in thousands)
Assets
Cash and cash equivalents	$18,479	$20,974
Investment in subsidiary bank	690,918	649,545
Other assets	3,266	1,549
Total assets	$712,663	$672,068
Liabilities and Shareholders' Equity
Subordinated debt, net of issuance costs	$39,502	$39,350
Other liabilities	260	262
Shareholders' equity	672,901	632,456
Total liabilities and shareholders' equity	$712,663	$672,068

Condensed Statements of Income

	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Dividend from subsidiary bank	$32,000	$32,000	$32,000
Interest expense	(2,152)	(2,179)	(2,314)
Other expenses	(3,771)	(3,675)	(3,929)
Income before income taxes and equity in net income of subsidiary bank	26,077	26,146	25,757
Equity in undistributed net income of subsidiary bank	36,648	38,702	20,127
Income tax benefit	1,718	1,707	1,816
Net income	$64,443	$66,555	$47,700

Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021

	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$64,443	$66,555	$47,700
Adjustments to reconcile net income to net cash provided by operations:
Amortization of restricted stock awards, net	1,404	2,583	1,940
Equity in undistributed net income of subsidiary bank	(36,648)	(38,702)	(20,127)
Net change in other assets and liabilities	(1,174)	1,222	(603)
Net cash provided by operating activities	28,025	31,658	28,910
Cash flows from financing activities:
Repayment of subordinated debt	—	(40,000)	—
Net change in purchased funds and other short-term borrowings	—	39,274	—
Payment of cash dividends	(31,740)	(31,495)	(31,270)
Proceeds from exercise of stock options	1,220	2,050	1,469
Net cash used in financing activities	(30,520)	(30,171)	(29,801)
Net increase (decrease) in cash and cash equivalents	(2,495)	1,487	(891)
Cash and cash equivalents, beginning of year	20,974	19,487	20,378
Cash and cash equivalents, end of year	$18,479	$20,974	$19,487

22) Subsequent Events

On January 25, 2024, the Company announced that the Board declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend was payable on February 22, 2024 to shareholders of record on February 8, 2024.