Form 10-Q
period 2024-03-31
HERITAGE COMMERCE CORP
filed 2024-05-09
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

The Registrant had 61,255,913 shares of Common Stock outstanding on April 29, 2024.

HERITAGE COMMERCE CORP

QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of Heritage Commerce Corp (“we,” “us,” “our” or the “Company”) contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. Forward-looking statements may include, among other things, statements relating to our projected growth, anticipated future financial performance, management’s long-term performance goals and operational strategies, the performance of our loan and investment portfolios, as well as statements relating to the anticipated effects of those conditions, events and developments on the Company’s financial condition and results of operations.

These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially and adversely from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements including those set forth below under “Part II, Item 1A—Risk Factors” of this Report, and including, but not limited to the following:

●	factors that affect our liquidity and our ability to meet customer demands for deposit withdrawals, including our cash on hand and the availability of funds from our lines of credit;
●	media items and consumer confidence as those factors affect depositors’ confidence in the banking system generally and in our bank specifically;
●	factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;
●	market fluctuations that affect the costs we pay for sources of funding, including the interest we pay on deposits and loans;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and other factors that affect market interest rates generally;
●	our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolio;
●	events and circumstances that affect our borrowers' financial condition, results of operations and cash flows, which may, during periods of economic uncertainty or decline, adversely affect those borrowers' ability to repay our loans timely and in full, or to comply with their other obligations under our loan agreements with those customers;
●	factors that affect the relative strength or weakness of loan guarantees and the ability of the guarantors to fulfill the obligations of their guaranty agreements;
●	geopolitical and domestic political developments, including recent, current and potential future wars and international and multinational conflicts, acts of terrorism, insurrection, piracy and civil unrest, and events reflecting or resulting from social instability, any of which can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, can affect the physical security of our assets and the assets of our customers, and which may increase the volatility of financial markets;

●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to customers, whether held in the portfolio or in the secondary market;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	volatility in credit and equity markets and its effect on the global economy;
●	conditions relating to the impact of recent and potential future pandemics, epidemics and other infectious illness outbreaks that may arise in the future, on our customers, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	our ability to compete effectively with other banks and financial services companies and the effects of competition in the financial services industry on our business;
●	our ability to achieve loan growth and attract deposits in our market area;
●	risks associated with concentrations in real estate related loans;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related vacancy rates, and asset and market prices;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits and practical factors that affect Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	our inability to attract, recruit, and retain qualified officers and other personnel could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects;
●	possible adjustment of the valuation of our deferred tax assets or of the goodwill associated with previous acquisitions;
●	our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks, including those posed by the increasing use of artificial intelligence, such as data security breaches, “denial of service” attacks, “hacking” and identity theft affecting us or third party vendors or service providers;
●	inability of our framework to manage risks associated with our business, including operational risk and credit risk;
●	risks of loss of funding of the Small Business Administration (“SBA”) or SBA loan programs, or changes in those programs;
●	compliance with applicable laws and governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities, accounting and tax matters;

●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise;
●	availability of and competition for acquisition opportunities;
●	geographic and sociopolitical factors that arise by virtue of the fact that we operate primarily in the general San Francisco Bay Area of Northern California;
●	risks of natural disasters (including earthquakes, fires, and flooding) and other events beyond our control;
●	actions taken, planned, or announced by federal, state, regional and local governments in response to the occurrence or threat of any of the foregoing; and
●	our success in managing the risks involved in the foregoing factors.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Assets
Cash and due from banks	$32,543	$41,592
Other investments and interest-bearing deposits in other financial institutions	508,816	366,537
Total cash and cash equivalents	541,359	408,129
Securities available-for-sale, at fair value	404,474	442,636
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $12
(fair value of $542,858 and $564,127, respectively)	636,249	650,565
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,946	2,205
Loans, net of deferred fees	3,336,102	3,350,378
Allowance for credit losses on loans	(47,888)	(47,958)
Loans, net	3,288,214	3,302,420
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,544	32,540
Company-owned life insurance	80,007	79,489
Premises and equipment, net	9,986	9,857
Goodwill	167,631	167,631
Other intangible assets	8,074	8,627
Accrued interest receivable and other assets	85,590	89,996
Total assets	$5,256,074	$5,194,095

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,242,059	$1,292,486
Demand, interest-bearing	925,100	914,066
Savings and money market	1,124,900	1,087,518
Time deposits - under $250	38,105	38,055
Time deposits - $250 and over	200,739	192,228
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	913,757	854,105
Total deposits	4,444,660	4,378,458
Subordinated debt, net of issuance costs	39,539	39,502
Accrued interest payable and other liabilities	95,579	103,234
Total liabilities	4,579,778	4,521,194

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at March 31, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,253,625 and 61,146,835 shares issued and outstanding, respectively	507,578	506,539
Retained earnings	181,306	179,092
Accumulated other comprehensive loss	(12,588)	(12,730)
Total shareholders' equity	676,296	672,901
Total liabilities and shareholders' equity	$5,256,074	$5,194,095

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	March 31,
	2024	2023

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$44,600	$44,112
Securities, taxable	6,183	7,056
Securities, exempt from Federal tax	226	247
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	6,542	4,859
Total interest income	57,551	56,274

Interest expense:
Deposits	16,920	5,901
Short-term borrowings	—	578
Subordinated debt	538	537
Total interest expense	17,458	7,016

Net interest income before provision for credit losses on loans	40,093	49,258
Provision for credit losses on loans	184	32
Net interest income after provision for credit losses on loans	39,909	49,226

Noninterest income:
Service charges and fees on deposit accounts	877	1,743
Increase in cash surrender value of life insurance	518	493
Gain on sales of SBA loans	178	76
Servicing income	90	131
Termination fees	13	11
Other	371	312
Total noninterest income	2,047	2,766

Noninterest expense:
Salaries and employee benefits	15,509	14,809
Occupancy and equipment	2,443	2,400
Professional fees	1,327	1,399
Other	8,257	6,793
Total noninterest expense	27,536	25,401
Income before income taxes	14,420	26,591
Income tax expense	4,254	7,674
Net income	$10,166	$18,917

Earnings per common share:
Basic	$0.17	$0.31
Diluted	$0.17	$0.31

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Net income	$10,166	$18,917
Other comprehensive income:
Change in net unrealized holding gains on
available-for-sale securities and I/O strips	248	3,631
Deferred income taxes	(72)	(1,054)
Change in unrealized gains on securities and I/O strips,
net of deferred income taxes	176	2,577
Change in net pension and other benefit plan liability adjustment	(26)	(34)
Deferred income taxes	(8)	(4)
Change in pension and other benefit plan liability, net of
deferred income taxes	(34)	(38)
Other comprehensive income	142	2,539
Total comprehensive income	$10,308	$21,456

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2023	60,852,723	$502,923	$146,389	$(16,856)	$632,456
Net income	—	—	18,917	—	18,917
Other comprehensive income	—	—	—	2,539	2,539
Amortization of restricted stock awards,
net of forfeitures and taxes	—	382	—	—	382
Cash dividend declared $0.13 per share	—	—	(7,916)	—	(7,916)
Stock option expense, net of forfeitures and taxes	—	147	—	—	147
Stock options exercised	95,884	683	—	—	683
Balance March 31, 2023	60,948,607	$504,135	$157,390	$(14,317)	$647,208

Balance, January 1, 2024	61,146,835	$506,539	$179,092	$(12,730)	$672,901
Net income	—	—	10,166	—	10,166
Other comprehensive income	—	—	—	142	142
Issuance of restricted stock awards, net of forfeitures	33,908	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	311	—	—	311
Cash dividend declared $0.13 per share	—	—	(7,952)	—	(7,952)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	198	—	—	198
Stock option expense, net of forfeitures and taxes	—	145	—	—	145
Stock options exercised	72,882	385	—	—	385
Balance March 31, 2024	61,253,625	$507,578	$181,306	$(12,588)	$676,296

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2024	2023

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,166	$18,917
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities	(936)	(1,258)
Gain on sale of SBA loans	(178)	(76)
Proceeds from sale of SBA loans originated for sale	1,978	1,045
SBA loans originated for sale	(1,541)	(1,305)
Provision for credit losses on loans	184	32
Increase in cash surrender value of life insurance	(518)	(493)
Depreciation and amortization	300	272
Amortization of other intangible assets	553	602
Stock option expense, net	145	147
RSUs and PRSUs expense	198	—
Amortization of restricted stock awards, net	311	382
Amortization of subordinated debt issuance costs	37	37
Effect of changes in:
Accrued interest receivable and other assets	4,861	(519)
Accrued interest payable and other liabilities	(8,222)	12,175
Net cash provided by operating activities	7,338	29,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/paydowns/calls of securities available-for-sale	39,596	3,014
Maturities/paydowns/calls of securities held-to-maturity	14,072	16,485
Net change in loans	14,022	36,364
Changes in FHLB stock and other investments	(4)	(4)
Purchase of premises and equipment	(429)	(113)
Net cash provided by investing activities	67,257	55,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	66,202	54,934
Net change in short-term borrowings	—	300,000
Exercise of stock options	385	683
Payment of cash dividends	(7,952)	(7,916)
Net cash provided by financing activities	58,635	347,701
Net increase in cash and cash equivalents	133,230	433,405
Cash and cash equivalents, beginning of period	408,129	306,603
Cash and cash equivalents, end of period	$541,359	$740,008

Supplemental disclosures of cash flow information:
Interest paid	$16,350	$5,657

Supplemental schedule of non-cash activity:
Recording of right of use assets in exchange for lease obligations	$—	$384

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2023.

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

The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2024.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) No. 2023-07,“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ("ASU 2023-07) requires filers to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Effective January 1, 2024, the Company adopted the guidance prescribed under ASU 2023-07, and it did not have a material impact on our consolidated financial statements for the first quarter of 2024.

Accounting Guidance Issued But Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. Management is evaluating the impact of this ASU to the financial statement disclosures.

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. Unvested restricted stock units are not considered participating securities and as a result are not considered outstanding under the two class method of computing basic earnings per common share. There were 1,904,786 weighted average stock options outstanding for the three months ended March 31, 2024 considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,314,428 weighted average stock options outstanding for the three months ended March 31, 2023 considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 65,805 weighted average RSUs outstanding for the three months ended March 31, 2024 considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were no weighted average RSUs outstanding for the three months ended March 31, 2023 considered to be antidilutive and excluded from the computation of diluted earnings per shares. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands, except per share amounts)
Net income	$10,166	$18,917

Weighted average common shares outstanding
for basic earnings per common share	61,186,623	60,908,221
Dilutive potential common shares	283,929	359,851
Shares used in computing diluted earnings per common share	$61,470,552	$61,268,072

Basic earnings per share	$0.17	$0.31
Diluted earnings per share	$0.17	$0.31

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31, 2024 and 2023
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2024, net of taxes	$(7,029)	$(5,701)	$(12,730)
Other comprehensive income (loss) before reclassification,
net of taxes	176	(16)	160
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(18)	(18)
Net current period other comprehensive income (loss),
net of taxes	176	(34)	142

Ending balance March 31, 2024, net of taxes	$(6,853)	$(5,735)	$(12,588)

Beginning balance January 1, 2023, net of taxes	$(11,394)	$(5,462)	$(16,856)
Other comprehensive income (loss) before reclassification,
net of taxes	2,577	(14)	2,563
Amounts reclassified from other comprehensive income (loss),
net of taxes	—	(24)	(24)
Net current period other comprehensive income (loss),
net of taxes	2,577	(38)	2,539

Ending balance March 31, 2023, net of taxes	$(8,817)	$(5,500)	$(14,317)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2024	2023	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$52	$47
Prior service cost and actuarial losses (3)	(26)	(13)
	26	34	Other noninterest expense
	(8)	(10)	Income tax benefit
	18	24	Net of tax
Total reclassification from AOCI for the period	$18	$24

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8—Benefit Plans).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2024	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$352,237	$—	$(4,784)	$—	$347,453
Agency mortgage-backed securities	61,916	—	(4,895)	—	57,021
Total	$414,153	$—	$(9,679)	$—	$404,474

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
March 31, 2024	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$604,458	$83	$(92,415)	$512,126	$—
Municipals - exempt from Federal tax	31,803	1	(1,072)	30,732	(12)
Total	$636,261	$84	$(93,487)	$542,858	$(12)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2023	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$387,990	$—	$(5,621)	$—	$382,369
Agency mortgage-backed securities	64,580	—	(4,313)	—	60,267
Total	$452,570	$—	$(9,934)	$—	$442,636

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2023	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$618,374	$282	$(86,011)	$532,645	$—
Municipals - exempt from Federal tax	32,203	3	(724)	31,482	(12)
Total	$650,577	$285	$(86,735)	$564,127	$(12)

Securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position are as follows for the periods indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$4,907	$(65)	$342,546	$(4,719)	$347,453	$(4,784)
Agency mortgage-backed securities	—	—	57,021	(4,895)	57,021	(4,895)
Total	$4,907	$(65)	$399,567	$(9,614)	$404,474	$(9,679)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$500,329	$(92,415)	$500,329	$(92,415)
Municipals — exempt from Federal tax	9,246	(147)	20,226	(925)	29,472	(1,072)
Total	$9,246	$(147)	$520,555	$(93,340)	$529,801	$(93,487)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$4,926	$(40)	$377,443	$(5,581)	$382,369	$(5,621)
Agency mortgage-backed securities	—	—	60,267	(4,313)	60,267	(4,313)
Total	$4,926	$(40)	$437,710	$(9,894)	$442,636	$(9,934)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$520,615	$(86,011)	$520,615	$(86,011)
Municipals — exempt from Federal tax	9,790	(176)	13,151	(548)	22,941	(724)
Total	$9,790	$(176)	$533,766	$(86,559)	$543,556	$(86,735)

The Company conducts a regular assessment of its investment securities to determine whether securities are experiencing credit losses. Factors for consideration include the nature of the securities, credit ratings or financial condition of the issuer, the extent of the unrealized loss, expected cash flows, market conditions and the Company’s ability to hold the securities through the anticipated recovery period. No credit losses are expected in the Company investment securities.

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2024, the Company held 429 securities (157 available-for-sale and 272 held-to-maturity), of which 419 had fair value below amortized cost. The unrealized/unrecognized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.

The amortized cost and estimated fair values of securities as of March 31, 2024 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$110,872	$110,511
Due after three months through one year	100,763	99,531
Due after one through five years	140,602	137,411
Agency mortgage-backed securities	61,916	57,021
Total	$414,153	$404,474

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value

	(Dollars in thousands)
Due after three months through one year	$665	$661
Due after one through five years	8,362	8,140
Due after five through ten years	22,776	21,931
Agency mortgage-backed securities	604,458	512,126
Total	$636,261	$542,858

(1)	Gross of the allowance for credit losses of ($12,000) at March 31, 2024.

Securities with amortized cost of $991,078,000 and $1,041,608,000 as of March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law or contract. The decrease in pledged securities at March 31, 2024 was due to securities maturities.

The table below presents a roll-forward by major security type for the three months ended March 31, 2024 of the allowance for credit losses on debt securities held-to-maturity at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2024	$12
Provision for credit losses	—
Ending balance March 31, 2024	$12

The bond ratings for the Company’s municipal investment securities at March 31, 2024 were consistent with the ratings at December 31, 2023.

5) Loans and Allowance for Credit Losses on Loans

In accordance with Accounting Standards Codification (“ASC”) 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial assets held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Statements of Condition and totaled $16,246,000 at March 31, 2024 and $14,959,000 at December 31, 2023.

The loan portfolio is classified into eight segments of loans – commercial, commercial real estate – owner occupied, commercial real estate – non-owner occupied, land and construction, home equity, multifamily, residential mortgages and consumer and other.

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $55,698,000 of Bay View Funding factored receivables at March 31, 2024, compared to $ $57,458,000 at December 31, 2023.

Commercial Real Estate (“CRE”)

CRE loans rely primarily on the cash flows of the properties securing the loan and secondarily on the value of the property that is securing the loan. CRE loans comprise two segments differentiated by owner occupied CRE and non-owner occupied CRE. Owner occupied CRE loans are secured by commercial properties that are at least 50% occupied by the borrower or borrower affiliate. Although CRE loans often incorporate a personal guarantee, the commercial property collateral is typically sufficient and reliance on personal guarantees is minimal. Non-owner occupied CRE loans are secured by commercial properties that are less than 50% occupied by the borrower or borrower affiliate. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy.

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

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows for the periods indicated:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$452,231	$463,778
Real estate:
CRE - owner occupied	585,031	583,253
CRE - non-owner occupied	1,271,184	1,256,590
Land and construction	129,712	140,513
Home equity	122,794	119,125
Multifamily	269,263	269,734
Residential mortgages	490,035	496,961
Consumer and other	16,439	20,919
Loans	3,336,689	3,350,873
Deferred loan fees, net	(587)	(495)
Loans, net of deferred fees	3,336,102	3,350,378
Allowance for credit losses on loans	(47,888)	(47,958)
Loans, net	$3,288,214	$3,302,420

The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures.

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(358)	—	—	—	—	—	—	—	(358)
Recoveries	82	4	—	—	18	—	—	—	104
Net (charge-offs) recoveries	(276)	4	—	—	18	—	—	—	(254)
Provision for (recapture of)
credit losses on loans	(548)	16	1,086	(470)	91	(744)	774	(21)	184
End of period balance	$5,029	$5,141	$26,409	$1,882	$753	$4,309	$4,199	$166	$47,888

	Three Months Ended March 31, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(134)	—	—	—	(246)	—	—	—	(380)
Recoveries	80	4	—	—	25	—	—	—	109
Net (charge-offs) recoveries	(54)	4	—	—	(221)	—	—	—	(271)
Provision for (recapture of)
credit losses on loans	(29)	(302)	542	235	243	1,026	(1,711)	28	32
End of period balance	$6,534	$5,453	$22,677	$3,176	$688	$4,392	$4,196	$157	$47,273

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	March 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$924	$203	$1,443	$2,570
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,673	—	—	4,673
Home equity	120	—	—	120
Residential mortgages	—	—	508	508
Total	$5,717	$203	$1,951	$7,871

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$3,522	$1,180	$1,955	$6,657	$445,574	$452,231
Real estate:
CRE - Owner Occupied	—	—	—	—	585,031	585,031
CRE - Non-Owner Occupied	5,662	—	—	5,662	1,265,522	1,271,184
Land and construction	3,550	—	4,672	8,222	121,490	129,712
Home equity	441	—		441	122,353	122,794
Multifamily	—	—	—	—	269,263	269,263
Residential mortgages	—	—	508	508	489,527	490,035
Consumer and other	—	—	—	—	16,439	16,439
Total	$13,175	$1,180	$7,135	$21,490	$3,315,199	$3,336,689

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

The following table presents the past due loans on nonaccrual and current loans on nonaccrual for the periods indicated:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Past due nonaccrual loans	$5,184	$6,100
Current nonaccrual loans	736	718
Total nonaccrual loans	$5,920	$6,818

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

Credit Quality Indicators

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the remaining balance in consumer loans. While no specific industry concentration is considered significant, the Company’s lending operations are located in the Company’s market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company’s borrowers and their guarantors could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

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

Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of March 31, 2024 and December 31, 2023.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at March 31, 2024 and December 31, 2023. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at March 31, 2024 and December 31, 2023. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed. The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums.  The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of March 31, 2024						Amortized
	3/31/2024	2023	2022	2021	2020	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$74,006	$36,626	$23,777	$18,808	$13,368	$30,291	$239,157	$436,033
Special Mention	2,020	82	1,062	38	—	3,272	2,471	8,945
Substandard	4	—	1,478	—	97	4,490	57	6,126
Substandard-Nonaccrual	—	—	—	343	—	784	—	1,127
Total	76,030	36,708	26,317	19,189	13,465	38,837	241,685	452,231

CRE - Owner Occupied:
Pass	12,117	32,194	84,349	109,741	64,592	262,613	10,107	575,713
Special Mention	—	—	249	3,219	457	1,251	—	5,176
Substandard	—	—	—	—	3,042	1,100	—	4,142
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	12,117	32,194	84,598	112,960	68,091	264,964	10,107	585,031

CRE - Non-Owner Occupied:
Pass	21,427	226,112	240,250	260,618	27,717	465,826	5,116	1,247,066
Special Mention	—	—	—	708	—	10,958	—	11,666
Substandard	—	—	—	4,564	—	7,562	326	12,452
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	21,427	226,112	240,250	265,890	27,717	484,346	5,442	1,271,184

Land and construction:
Pass	9,596	38,701	39,325	23,083	9,246	1,844	—	121,795
Special Mention	—	—	—	—	—	2,163	—	2,163
Substandard	—	—	—	—	—	1,081	—	1,081
Substandard-Nonaccrual	—	—	—	3,706	967	—	—	4,673
Total	9,596	38,701	39,325	26,789	10,213	5,088	—	129,712

Home equity:
Pass	—	—	—	—	—	2,055	114,967	117,022
Special Mention	—	—	—	—	—	—	2,256	2,256
Substandard	—	—	—	—	—	—	3,396	3,396
Substandard-Nonaccrual	—	—	—	—	—	120	—	120
Total	—	—	—	—	—	2,175	120,619	122,794

Multifamily:
Pass	4,523	47,031	40,893	54,977	5,358	116,026	455	269,263
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	4,523	47,031	40,893	54,977	5,358	116,026	455	269,263

Residential mortgage:
Pass	—	1,678	178,340	271,180	1,030	34,206	—	486,434
Special Mention	—	—	1,326	—	—	—	—	1,326
Substandard	—	—	764	—	—	1,511	—	2,275
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	—	1,678	180,430	271,180	1,030	35,717	—	490,035

Consumer and other:
Pass	—	1,566	1,373	58	—	2,060	10,588	15,645
Special Mention	—	705	—	—	—	89	—	794
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	—	2,271	1,373	58	—	2,149	10,588	16,439

Total loans	$123,693	$384,695	$613,186	$751,043	$125,874	$949,302	$388,896	$3,336,689

Risk Grades:
Pass	$121,669	$383,908	$608,307	$738,465	$121,311	$914,921	$380,390	$3,268,971
Special Mention	2,020	787	2,637	3,965	457	17,733	4,727	32,326
Substandard	4	—	2,242	4,564	3,139	15,744	3,779	29,472
Substandard-Nonaccrual	—	—	—	4,049	967	904	—	5,920
Grand Total	$123,693	$384,695	$613,186	$751,043	$125,874	$949,302	$388,896	$3,336,689

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2023						Amortized
	2023	2022	2021	2020	2019	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$99,387	$25,250	$19,732	$14,929	$11,893	$22,134	$258,461	$451,786
Special Mention	2,107	1,092	41	—	133	1,134	467	4,974
Substandard	4	1,516	—	100	185	3,835	142	5,782
Substandard-Nonaccrual	—	—	349	—	116	771	—	1,236
Total	101,498	27,858	20,122	15,029	12,327	27,874	259,070	463,778

CRE - Owner Occupied:
Pass	32,993	86,688	110,613	68,184	52,885	214,729	10,302	576,394
Special Mention	—	250	3,241	462	—	1,802	—	5,755
Substandard	—	—	—	—	1,100	4	—	1,104
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	32,993	86,938	113,854	68,646	53,985	216,535	10,302	583,253

CRE - Non-Owner Occupied:
Pass	225,505	243,080	267,870	28,315	92,648	370,552	3,199	1,231,169
Special Mention	—	—	—	—	7,493	10,040	—	17,533
Substandard	—	—	—	—	—	7,614	274	7,888
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	225,505	243,080	267,870	28,315	100,141	388,206	3,473	1,256,590

Land and construction:
Pass	40,142	52,862	27,419	9,273	1,864	—	—	131,560
Special Mention	2,163	—	—	—	—	—	—	2,163
Substandard	2,129	—	—	—	—	—	—	2,129
Substandard-Nonaccrual	—	—	3,706	955	—	—	—	4,661
Total	44,434	52,862	31,125	10,228	1,864	—	—	140,513

Home equity:
Pass	—	—	—	—	—	1,463	111,250	112,713
Special Mention	—	—	—	—	—	—	2,110	2,110
Substandard	—	—	—	—	—	—	4,160	4,160
Substandard-Nonaccrual	—	—	—	—	—	—	142	142
Total	—	—	—	—	—	1,463	117,662	119,125

Multifamily:
Pass	47,089	41,112	55,557	5,394	42,129	75,890	355	267,526
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,208	—	2,208
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	47,089	41,112	55,557	5,394	42,129	78,098	355	269,734

Residential mortgage:
Pass	1,684	187,417	268,617	1,037	6,861	28,892	—	494,508
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	973	—	—	—	701	—	1,674
Substandard-Nonaccrual	—	779	—	—	—	—	—	779
Total	1,684	189,169	268,617	1,037	6,861	29,593	—	496,961

Consumer and other:
Pass	2,332	1,376	3	—	—	2,089	14,961	20,761
Special Mention	—	—	62	—	—	96	—	158
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	2,332	1,376	65	—	—	2,185	14,961	20,919

Total loans	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

Risk Grades:
Pass	$449,132	$637,785	$749,811	$127,132	$208,280	$715,749	$398,528	$3,286,417
Special Mention	4,270	1,342	3,344	462	7,626	13,072	2,577	32,693
Substandard	2,133	2,489	—	100	1,285	14,362	4,576	24,945
Substandard-Nonaccrual	—	779	4,055	955	116	771	142	6,818
Grand Total	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

The following tables present the gross charge-offs by class of loans and year of origination for the periods indicated:

Gross Charge-offs by Originated Period for the Three Months Ended March 31, 2024
						Prior	Revolving
	3/31/2024	2023	2022	2021	2020	Periods	Loans	Total

(Dollars in thousands)
Commercial	$—	$—	$—	$—	$—	$358	$—	$358
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$358	$—	$358

	Gross Charge-offs by Originated Period for the Three Months Ended March 31, 2023
						Prior	Revolving
	03/31/2023	2022	2021	2020	2019	Periods	Loans	Total

	(Dollars in thousands)
Commercial	$—	$—	$—	$—	$49	$85	$—	$134
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	246	246
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$49	$85	$246	$380

The amortized cost basis of collateral-dependent loans at March 31, 2024 and December 31, 2023 was $203,000 and $290,000, respectively, and were secured by business assets.

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified through the periods indicated, by segment and type of modification. The percentage of the amortized cost basis of the loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

Three Months Ended March 31, 2024
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$—	$—	$33	$—	$—	$—	0.01%
Total	$—	$—	$33	$—	$—	$—	0.01%

Three Months Ended March 31, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$6	$88	$36	$—	$—	$—	0.03%
Total	$6	$88	$36	$—	$—	$—	0.03%

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

Three Months Ended March 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

(Dollars in thousands)
Commercial	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Three Months Ended March 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

	(Dollars in thousands)
Commercial	$—	$36	$6	$42
Total	$—	$36	$6	$42

The following tables present the financial effect of the loan modification presented above to borrowers experiencing financial difficulty for the periods indicated:

Three Months Ended March 31, 2024
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$—	—%	10
Total	$—	—%	10

Three Months Ended March 31, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$3	—%	9
Total	$3	—%	9

There were no payment defaults for loans modified for the three months ended March 31, 2024 and March 31, 2023.

6) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2024, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to the acquisition of Bay View Funding, $32,619,000 from the acquisition of Focus Business Bank, $13,819,000 from the acquisition of Tri-Valley Bank, $24,271,000 from the acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

ASC 350-20 outlines the methodology used to determine if goodwill has been impaired and to measure any loss resulting from an impairment. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value, which is determined through a qualitative assessment whether it is more likely than not that the fair value of equity of the reporting unit exceeds the carrying value. If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, then a quantitative impairment test is required. The quantitative assessment identifies if a reporting unit’s fair value is less than its carrying value. If it is, then the Company will recognize goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

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

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	March 31, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(17,152)	$7,871
Customer relationship and brokered relationship intangibles	1,900	(1,788)	112
Below market leases	110	(19)	91
Total	$27,033	$(18,959)	$8,074

	December 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(16,646)	$8,377
Customer relationship and brokered relationship intangibles	1,900	(1,741)	159
Below market leases	110	(19)	91
Total	$27,033	$(18,406)	$8,627

As of March 31, 2024, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2024 remaining	$1,517	$112	$5	$1,634
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
2028	999	—	18	1,017
2029	610	—	14	624
	$7,871	$112	$91	$8,074

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2024 and December 31, 2023.

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

The Company had net deferred tax assets of $27,513,000 and $29,765,000, at March 31, 2024 and December 31, 2023, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2024 and December 31, 2023 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Low income housing investments	$2,615	$2,794
Future commitments	$494	$494

The Company expects $14,000 of the future commitments to be paid in 2024, and $480,000 in 2025 through 2027.

For tax purposes, the Company had low income housing tax credits of $141,000 and $180,000 for the three months ended March 31, 2024 and 2023, respectively, and low income housing investment expense of $148,000 and $186,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$50	$48
Interest cost	318	324
Amortization of net actuarial loss	27	13
Net periodic benefit cost	$395	$385

Amount recognized in other comprehensive income	$18	$8

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,951	$7,060
Interest cost	86	365
Actuarial loss	—	(474)
Projected benefit obligation at end of period	$7,037	$6,951

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Net actuarial loss	$2,183	$2,108
Prior transition obligation	678	701
Accumulated other comprehensive loss	$2,861	$2,809

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(52)	$(47)
Interest cost	86	91
Net periodic benefit cost	$34	$44

Amount recognized in other comprehensive income	$(52)	$(48)

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at March 31, 2024
Available-for-sale securities:
U.S. Treasury	$347,453	$347,453	$—	$—
Agency mortgage-backed securities	57,021	—	57,021	—
I/O strip receivables	110	—	110	—

Assets at December 31, 2023
Available-for-sale securities:
U.S. Treasury	$382,369	$382,369	$—	$—
Agency mortgage-backed securities	60,267	—	60,267	—
I/O strip receivables	117	—	117	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at March 31, 2024 or December 31, 2023.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At March 31, 2024 and December 31, 2023, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at March 31, 2024 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$541,359		$541,359	$—	$—	$541,359
Securities available-for-sale	404,474		347,453	57,021	—	404,474
Securities held-to-maturity	636,249		—	542,858	—	542,858
Loans (including loans held-for-sale)	3,338,048	(1)	—	1,946	3,142,873	3,144,819
FHLB stock, FRB stock, and other
investments	32,544		—	—	—	N/A
Accrued interest receivable	16,246		1,592	2,482	12,172	16,246
I/O strips receivables	110		—	110	—	110
Liabilities:
Time deposits	$488,112		$—	$491,943	$—	$491,943
Other deposits	3,956,548		—	3,956,548	—	3,956,548
Subordinated debt	39,539		—	32,339	—	32,339
Accrued interest payable	5,296		—	5,296	—	5,296

(1) Before allowance for credit losses on loans of $47,888,000.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2023:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$408,129		$408,129	$—	$—	$408,129
Securities available-for-sale	442,636		382,369	60,267	—	442,636
Securities held-to-maturity	650,565		—	564,127	—	564,127
Loans (including loans held-for-sale)	3,352,583	(1)	—	2,205	3,172,512	3,174,717
FHLB stock, FRB stock, and other
investments	32,540		—	—	—	N/A
Accrued interest receivable	14,959		1,255	1,764	11,940	14,959
I/O strips receivables	117		—	117	—	117
Liabilities:
Time deposits	$469,472		$—	$471,693	$—	$471,693
Other deposits	3,908,986		—	3,908,986	—	3,908,986
Subordinated debt	39,502		—	31,902	—	31,902
Accrued interest payable	4,688		—	4,698	—	4,698

(1) Before allowance for credit losses on loans of $47,958,000.

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the 2013 Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which reserved for issuance 600,000 shares, plus the number of shares available for issuance under the 2013 Plan that had not been made subject to outstanding awards as of the effective date of the 2023 Plan. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. There were 946,954 shares available for the issuance of equity awards under the 2023 Plan as of March 31, 2024.

Each RSU will vest ratably over three years. For the three months ended March 31, 2024, the Company granted 239,531 of RSUs.

The Company’s Executive Officer Cash Incentive Plan is comprised of formula-based financial measure. The executive officers that participate in the plan have 50% of their award value are PRSUs contingent on relative return on average tangible common equity (“ROATCE”) performance compared to a peer group at the end of a three year performance period. PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the three months ended March 31, 2024, the Company granted 149,923 shares of PRSUs.

Restricted stock is subject to time vesting. Restricted stock granted to the Board of Directors vest in one year. For the three months ended March 31, 2024, the Company granted 57,123 shares of restricted stock.

Stock option activity under the Equity Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	2,637,356	$10.40
Exercised	(72,882)	$5.29
Forfeited or expired	(112,482)	$9.85
Outstanding at March 31, 2024	2,451,992	$10.58	5.61	$1,086,661
Vested or expected to vest	2,304,872		5.61	$1,021,461
Exercisable at March 31, 2024	1,869,398		4.71	$748,468

Information related to the Equity Plans for the periods indicated:

	March 31,
	2024	2023
Intrinsic value of options exercised	$268,715	$466,308
Cash received from option exercise	$385,219	$682,825
Tax (expense) benefit realized from option exercises	$(22,452)	$3,968

As of March 31, 2024, there was $1,014,000 of total unrecognized compensation cost related to unvested stock options granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.48 years.

Restricted stock activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2024	185,413	$10.87
Granted	57,123	$8.49
Forfeited or expired	(23,215)	$11.36
Nonvested shares at March 31, 2024	219,321	$9.34

As of March 31, 2024, there was $1,056,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Plans. The cost is expected to be recognized over a weighted-average period of approximately 1.09 years.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2024	119,362	$7.41
Granted	239,531	$8.49
Forfeited or expired	(18,355)	$7.41
Nonvested shares at March 31, 2024	340,538	$8.17

As of March 31, 2024, there were $2,508,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.69 years.

PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2024	119,358	$7.41
Granted	149,923	$8.49
Forfeited or expired	(18,355)	$7.41
Nonvested shares at March 31, 2024	250,926	$8.06

As of March 31, 2024, there were $1,764,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.60 years.

11) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC can also borrow from the FRB discount window. The following table shows the collateral value of loans and securities pledged for the lines of credit (if collateralized), total available lines of credit, the amounts outstanding, and the remaining available for the periods indicated:

	March 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,569,070	$1,097,518	$—	$1,097,518
FRB discount window collateralized line of credit	1,639,038	1,245,362	—	1,245,362
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
	$3,208,108	$2,452,880	$—	$2,452,880

	December 31, 2023
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,600,371	$1,100,931	$—	$1,100,931
FRB discount window collateralized line of credit	1,658,642	1,235,573	—	1,235,573
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
Total	$3,259,013	$2,446,504	$—	$2,446,504

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at March 31, 2024 and December 31, 2023.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $461,000, totaled $39,539,000 at March 31, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

12) Capital Requirements

The Company and HBC are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2024. There are no conditions or events since March 31, 2024, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2024 and December 31, 2023, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2024
Total Capital	$598,795	15.6%	$402,267	10.5%
(to risk-weighted assets)
Tier 1 Capital	$513,473	13.4%	$325,644	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$513,473	13.4%	$268,178	7.0%
(to risk-weighted assets)
Tier 1 Capital	$513,473	10.2%	$200,413	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under PCA Regulatory		Purposes
	Actual		Guidelines		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2024
Total Capital	$577,519	15.1%	$382,910	10.0%	$402,055	10.5%
(to risk-weighted assets)
Tier 1 Capital	$531,736	13.9%	$306,328	8.0%	$325,473	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$531,736	13.9%	$248,891	6.5%	$268,037	7.0%
(to risk-weighted assets)
Tier 1 Capital	$531,736	10.6%	$250,346	5.0%	$200,277	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2023
Total Capital	$572,907	14.9%	$383,542	10.0%	$402,719	10.5%
(to risk-weighted assets)
Tier 1 Capital	$529,836	13.8%	$306,834	8.0%	$326,011	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$529,836	13.8%	$249,302	6.5%	$268,479	7.0%
(to risk-weighted assets)
Tier 1 Capital	$529,836	10.4%	$254,869	5.0%	$203,895	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,539,000 at March 31, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2024, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $87,477,000. HBC distributed to HCC dividends of $8,000,000 during the first quarter of 2024.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits and examinations, administrative proceedings and other claims, and from time to time we may be subjected to increased risk associated with the acts or omissions of our customers (such as customers who, unbeknownst to the Bank or the Company, engage in or are associated with fraudulent or unlawful transactions, Ponzi schemes, money laundering, and similar unlawful acts). A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable.

At March 31, 2024, the Company was the subject of three pending legal proceedings (excluding pending and potential litigation arising in the ordinary course of business). All three such claims are employment-related. Between November 2020 and October 2021, three employees filed employment-related lawsuits against the Bank. The claims purport to be class actions on behalf of other employees and seek unspecified damages, penalties and attorney fees under the California Labor Code, the California Business and Professions Code, and the California Private Attorneys General Act (“PAGA”). The claimants allege various instances of disability, race and gender discrimination, wage-and-hour violations, retaliation, and related claims. Those cases remain pending in Alameda County Superior Court following a series of motions and interlocutory appeals. The Company believes the underlying claims are without merit and intend to defend them vigorously.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,156,000,000 at March 31, 2024, and $1,149,056,000 at December 31, 2023. Unused commitments represented 35% and 34% of outstanding gross loans at March 31, 2024 and December 31, 2023, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	March 31, 2024			December 31, 2023
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$73,278	$1,068,636	$1,141,914	$96,166	$1,041,608	$1,137,774
Standby letters of credit	6,101	7,985	14,086	4,283	6,999	11,282
	$79,379	$1,076,621	$1,156,000	$100,449	$1,048,607	$1,149,056

For the three months ended March 31, 2024, there was a decrease of ($44,000) to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The decrease in the allowance for credit losses for off-balance sheet credit exposures in the first three months of 2024 was driven by a decline in the loss factor in the commercial and industrial and land and construction loan segments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $723,000 at March 31, 2024 and $767,000 at December 31, 2023.

14) Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$877	$1,743
Total noninterest income in-scope of Topic 606	877	1,743
Noninterest Income Out-of-scope of Topic 606	1,170	1,023
Total noninterest income	$2,047	$2,766

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Salaries and employee benefits	$15,509	$14,809
Occupancy and equipment	2,443	2,400
Insurance expense	1,634	1,520
Professional fees	1,327	1,399
Data processing	840	774
Client services	782	445
Federal Deposit Insurance Corporation ("FDIC") assessments	670	417
Other	4,331	3,637
Total noninterest expense	$27,536	$25,401

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of March 31, 2024, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $30,726,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,676	$1,701
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,684	$1,645
Operating Lease - ROU assets	$30,726	$32,123
Operating Lease - Liabilities	$30,726	$32,123
Weighted Average Lease Term - Operating Leases	5.65 years	6.44 years
Weighted Average Discount Rate - Operating Leases	5.03%	4.54%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of March 31, 2024:

(Dollars in thousands)
2024 remaining	$5,085
2025	6,412
2026	5,835
2027	5,575
2028	4,971
Thereafter	7,532
Total undiscounted cash flows	35,410
Discount on cash flows	(4,684)
Total lease liability	$30,726

17) Business Segment Information

The following presents the Company’s operating segments. The Company operates through two business segments: Banking segment and Factoring segment. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Company’s prime rate and funding costs. The provision for credit losses on loans is allocated based on the segment’s allowance for credit loss determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes. The Factoring segment includes only factoring originated by Bay View Funding.

	Three Months Ended March 31, 2024
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$54,713	$2,838	$57,551
Intersegment interest allocations	423	(423)	—
Total interest expense	17,458	—	17,458
Net interest income	37,678	2,415	40,093
Provision for (recapture of) credit losses on loans	285	(101)	184
Net interest income after provision	37,393	2,516	39,909
Noninterest income	1,959	88	2,047
Noninterest expense	26,089	1,447	27,536
Intersegment expense allocations	128	(128)	—
Income before income taxes	13,391	1,029	14,420
Income tax expense	3,950	304	4,254
Net income	$9,441	$725	$10,166

Total assets	$5,172,553	$83,521	$5,256,074
Loans, net of deferred fees	$3,280,404	$55,698	$3,336,102
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended March 31, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$52,273	$4,001	$56,274
Intersegment interest allocations	705	(705)	—
Total interest expense	7,016	—	7,016
Net interest income	45,962	3,296	49,258
Provision for (recapture of) credit losses on loans	144	(112)	32
Net interest income after provision	45,818	3,408	49,226
Noninterest income	2,682	84	2,766
Noninterest expense	23,728	1,673	25,401
Intersegment expense allocations	174	(174)	—
Income before income taxes	24,946	1,645	26,591
Income tax expense	7,188	486	7,674
Net income	$17,758	$1,159	$18,917

Total assets	$5,453,352	$83,188	$5,536,540
Loans, net of deferred fees	$3,192,491	$69,424	$3,261,915
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On April 25, 2024, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on May 23, 2024, to shareholders of record at the close of the business day on May 9, 2024.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the “Company” or “HCC”), its wholly-owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), and HBC’s wholly-owned subsidiary, CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Unless we state otherwise or the context indicates otherwise, references to the “Company,” “Heritage,” “we,” “us,” and “our,” in this Report refer to Heritage Commerce Corp and its subsidiaries.

Financial results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with reference to certain non-GAAP financial measures. Management believes that the presentation of certain non-GAAP financial measures provide useful supplemental information to investors as these financial measures are commonly used in the banking industry. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2023 under the heading “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes in the Company's application of critical accounting policies since December 31, 2023.

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

The primary activity of the Company is commercial banking. The Company’s commercial banking operations are located in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. The Company’s market includes the cities of Oakland, San Francisco, and San Jose, the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

For the three months ended March 31, 2024, net income was $10.2 million, or $0.17 per average diluted common share, compared to $18.9 million, or $0.31 per average diluted common share, for the three months ended March 31, 2023. The Company’s annualized return on average assets was 0.79% and annualized return on average equity was 6.08% for the three months ended March 31, 2024, compared to 1.47% and 12.03%, respectively, for the three months ended March 31, 2023. The Company’s annualized return on average tangible assets was 0.82% and annualized return on average tangible common equity was 8.24% for the three months ended March 31, 2024, compared to 1.52% and 16.71%, respectively, for the three months ended March 31, 2023. The annualized return on average tangible assets and annualized return on average tangible common equity are non-GAAP financial measures.

First Quarter 2024 Highlights

Results of Operations:

●	Net interest income decreased (19%) to $40.1 million for the first quarter of 2024, compared to $49.3 million for the first quarter of 2023. The fully tax equivalent (“FTE”) net interest margin contracted (75 basis points) to 3.34% for the first quarter of 2024, from 4.09% for the first quarter of 2023, primarily due to higher rates paid on customer deposits, a decrease in the average balances of noninterest-bearing demand deposits, a decrease in average interest earning assets, and decreases in average balances of higher yielding asset-based loans and Bay View Funding factored receivables, partially offset by an increase in the rate on overnight funds. The FTE net interest margin is a non-GAAP financial measure.

●	The average yield on the total loan portfolio decreased to 5.44% for the first quarter of 2024, compared to 5.46% for the first quarter of 2023, primarily due to lower average balances of higher yielding asset-based lending loans and Bay View Funding factored receivables, a decrease in the accretion of loan purchase discount into interest income from acquired loans, and lower prepayment fees, partially offset by increases in the prime rate.

●	In aggregate, the unamortized net purchase discount on total loans acquired was $3.0 million at March 31, 2024.

●	The average cost of total deposits increased to 1.56% for the first quarter of 2024, compared to 0.54% for the first quarter of 2023. The average cost of funds increased to 1.60% for the first quarter of 2024, compared to 0.63% for the first quarter of 2023.
●	The increase in the average cost of total deposits and the average cost of funds for the first quarter of 2024 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”) deposits and interest-bearing money market accounts.
●	During the first quarter of 2024, we recorded a provision for credit losses on loans of $184,000, compared to a $32,000 provision for credit losses on loans for the first quarter of 2023.

●	Total noninterest income decreased (26%) to $2.0 million for the first quarter of 2024, compared to $2.8 million for the first quarter of 2023, primarily due to lower service charges and fees on deposit accounts during the first quarter of 2024.

●	Total noninterest expense for the first quarter of 2024 increased to $27.5 million, compared to $25.4 million for the first quarter of 2023, primarily due to higher salaries and employee benefits which are seasonal in nature, and higher marketing related expenses, insurance costs, regulatory assessments, information technology related expenses, and ICS/CDARS fee expense included in other noninterest expense.

●	The efficiency ratio increased to 65.34% for the first quarter of 2024, compared to 48.83% for the first quarter of 2023, primarily due to lower total revenue and higher noninterest expense during the first quarter of 2024. The efficiency ratio is a non-GAAP financial measure.

●	Income tax expense was $4.3 million for the first quarter of 2024, compared to $7.7 million for the first quarter of 2023. The effective tax rate for the first quarter of 2024 was 29.5%, compared to 28.9% for the first quarter of 2023.

Current Financial Condition and Liquidity Position:

●	Our liquidity, including cash on hand, undrawn lines of credit, and other sources of liquidity, totaled $3.00 billion, or 67% of the Company’s total deposits and approximately 149% of the Bank’s estimated uninsured deposits, at March 31, 2024. The Bank’s uninsured deposits were approximately $2.02 billion, or 45% of the Company’s total deposits, at March 31, 2024. The following table shows our liquidity, available lines of credit and the amounts outstanding at March 31, 2024:

	Total		Remaining
	Available	Outstanding	Available

	(Dollars in thousands)
Excess funds at the Federal Reserve Bank ("FRB")	$490,000	$—	$490,000
FRB discount window collateralized line of credit	1,245,362	—	1,245,362
Federal Home Loan Bank ("FHLB")
collateralized borrowing capacity	1,097,518	—	1,097,518
Unpledged investment securities (at fair value)	55,358	—	55,358
Federal funds purchase arrangements	90,000	—	90,000
Holding company line of credit	20,000	—	20,000
Total	$2,998,238	$—	$2,998,238

●	Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (23%) to $945.8 million at March 31, 2024, from $1.23 billion at March 31, 2023, and increased 11% from $850.8 million at December 31, 2023.

●	Securities held-to-maturity, at amortized cost, totaled $636.3 million at March 31, 2024, compared to $698.2 million at March 31, 2023, and $650.6 million, at December 31, 2023.

●	The pre-tax unrealized loss on the securities available-for-sale portfolio was ($9.7) million, or ($6.9) million net of taxes, which was 1.0% of total shareholders’ equity at March 31, 2024. The pre-tax unrealized loss on the securities held-to-maturity portfolio was ($93.4) million at March 31, 2024, or ($65.8) million net of taxes, which was 9.7% of total shareholders’ equity at March 31, 2024. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

●	The weighted average life of the securities available-for-sale portfolio was 1.15 years, the weighted average life of the securities held-to-maturity portfolio was 6.59 years, and the average life of the total investment securities portfolio was 4.44 years at March 31, 2024.

●	The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
		backed and
	U.S.	Municipal
	Treasury	Securities	Total

	(Dollars in thousands)
Second quarter of 2024	$131,000	$22,245	$153,245
Third quarter of 2024	37,500	21,031	58,531
Fourth quarter of 2024	9,000	19,442	28,442
First quarter of 2025	35,000	18,851	53,851
Second quarter of 2025	118,000	18,381	136,381
Third quarter of 2025	25,500	19,583	45,083
Fourth quarter of 2025	—	18,035	18,035
First quarter of 2026	—	17,136	17,136
Total	$356,000	$154,704	$510,704

●	Loans, excluding loans held-for-sale, increased $74.2 million, or 2%, to $3.34 billion at March 31, 2024, compared to $3.26 billion at March 31, 2023, and decreased ($14.3) million from $3.35 billion at December 31, 2023. Core loans, excluding residential mortgages, increased $112.8 million, or 4%, to $2.85 billion at March 31, 2024, compared to $2.73 billion at March 31, 2023, and relatively flat from $2.85 billion at December 31, 2023.

●	There were 13 borrowers included in nonperforming assets (“NPAs”) totaling $7.9 million, or 0.15% of total assets, at March 31, 2024, compared to 8 borrowers totaling $2.2 million, or 0.04% of total assets, at March 31, 2023, and 12 borrowers totaling $7.7 million, or 0.15% of total assets at December 31, 2023.

●	Classified assets totaled $35.4 million, or 0.67% of total assets, at March 31, 2024, compared to $26.8 million, or 0.48% of total assets, at March 31, 2023, and $31.8 million, or 0.61% of total assets, at December 31, 2023. The increase in classified assets during the first quarter of 2024 was primarily due to the downgrade of one commercial real estate (“CRE”) investor loan, which is well collateralized,, fully leased, cash-flowing, and personally guaranteed by the principals.

●	Net charge-offs totaled $254,000 for the first quarter of 2024, compared to net charge-offs of $271,000 for the first quarter of 2023, and net charge-offs of $33,000 for the fourth quarter of 2023.

●	The allowance for credit losses on loans (“ACLL”) at March 31, 2024 was $47.9 million, or 1.44% of total loans, representing 608% of total nonperforming loans. The ACLL at March 31, 2023 was $47.3 million, or 1.45% of total loans, representing 2,110% of total nonperforming loans. The ACLL at December 31, 2023 was $48.0 million, or 1.43% of total loans, representing 622% of total nonperforming loans.

●	Total deposits were relatively flat at $4.44 billion at both March 31, 2024 and March 31, 2023. Total deposits increased $66.2 million, or 2%, from $4.38 billion at December 31, 2023.

●	Migration of client deposits into interest-bearing and insured accounts and resulted in an increase in ICS/CDARS deposits to $913.8 million at March 31, 2024, compared to $304.1 million at March 31, 2023, and increased $59.7 million from $854.1 million at December 31, 2023.

●	Noninterest-bearing demand deposits decreased ($227.0) million, or (15%), to $1.24 billion at March 31, 2024 from $1.47 billion at March 31, 2023, largely in response to the increasing interest rate environment. Noninterest-bearing demand deposits decreased ($50.4) million, or (4%), from $1.29 billion at December 31, 2023.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 4.57% at March 31, 2024, compared to 9.24% at March 31, 2023, and 4.46% at December 31, 2023.

●	The loan to deposit ratio was 75.06% at March 31, 2024, compared to 73.39% at March 31, 2023, and 76.52% at December 31, 2023.

Capital Adequacy:

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the prompt corrective action (“PCA”) regulatory guidelines for a well-capitalized financial institution, and the Basel III minimum regulatory requirements at March 31 2024, as reflected in the following table:

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirements(1)
Total Capital	15.6%	15.1%	10.0%	10.5%
Tier 1 Capital	13.4%	13.9%	8.0%	8.5%
Common Equity Tier 1 Capital	13.4%	13.9%	6.5%	7.0%
Tier 1 Leverage	10.2%	10.6%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.9%	10.2%	N/A	N/A
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the Tier 1 Leverage ratio.
(2)	This is a non-GAAP financial measure that represents shareholders’ equity minus goodwill and other intangible assets divided by total assets minus goodwill and other intangible assets.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,299,989	$44,600	5.44%	$3,277,525	$44,112	5.46%
Securities — taxable	1,042,484	6,183	2.39%	1,161,021	7,056	2.46%
Securities — exempt from Federal tax (3)	31,939	286	3.60%	36,012	313	3.52%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	467,867	6,542	5.62%	420,451	4,859	4.69%
Total interest earning assets	4,842,279	57,611	4.79%	4,895,009	56,340	4.67%
Cash and due from banks	33,214			37,563
Premises and equipment, net	10,015			9,269
Goodwill and other intangible assets	176,039			178,443
Other assets	117,089			115,222
Total assets	$5,178,636			$5,235,506
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,177,078			$1,667,260

Demand, interest-bearing	920,048	1,554	0.68%	1,217,731	1,476	0.49%
Savings and money market	1,067,581	6,649	2.50%	1,285,173	3,489	1.10%
Time deposits — under $100	10,945	42	1.54%	12,280	10	0.33%
Time deposits — $100 and over	221,211	2,064	3.75%	163,047	845	2.10%
ICS/CDARS — interest-bearing demand, money
market and time deposits	963,287	6,611	2.76%	70,461	81	0.47%
Total interest-bearing deposits	3,183,072	16,920	2.14%	2,748,692	5,901	0.87%
Total deposits	4,360,150	16,920	1.56%	4,415,952	5,901	0.54%

Short-term borrowings	15	—	0.00%	46,677	578	5.02%
Subordinated debt, net of issuance costs	39,516	538	5.48%	39,363	537	5.53%
Total interest-bearing liabilities	3,222,603	17,458	2.18%	2,834,732	7,016	1.00%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,399,681	17,458	1.60%	4,501,992	7,016	0.63%
Other liabilities	106,663			95,917
Total liabilities	4,506,344			4,597,909
Shareholders’ equity	672,292			637,597
Total liabilities and shareholders’ equity	$5,178,636			$5,235,506

Net interest income / margin		40,153	3.34%		49,324	4.09%
Less tax equivalent adjustment		(60)			(66)
Net interest income		$40,093			$49,258

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $160,000 for the first quarter of 2024, compared to $300,000 for the first quarter of 2023. Prepayment fees totaled $24,000 for the first quarter of 2024, compared to $138,000 for the first quarter of 2023.
(3)	Reflects the non-GAAP fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$269	$219	$488
Securities — taxable	(716)	(157)	(873)
Securities — exempt from Federal tax (1)	(36)	9	(27)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	667	1,016	1,683
Total interest income on interest-earning assets	184	1,087	1,271

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(505)	583	78
Savings and money market	(1,339)	4,499	3,160
Time deposits — under $100	(5)	37	32
Time deposits — $100 and over	544	675	1,219
CDARS — interest-bearing demand, money market
and time deposits	6,127	403	6,530
Short-term borrowings	—	(578)	(578)
Subordinated debt, net of issuance costs	2	(1)	1
Total interest expense on interest-bearing liabilities	4,824	5,618	10,442
Net interest income	$(4,640)	$(4,531)	(9,171)
Less tax equivalent adjustment			6
Net interest income			$(9,165)

(1)	Reflects the non-GAAP fully tax equivalent adjustment for Federal tax-exempt income based on a 21% tax rate.

Net interest income decreased (19%) to $40.1 million for the first quarter of 2024, compared to $49.3 million for the first quarter of 2023. The non-GAAP FTE net interest margin contracted (75 basis points) to 3.34% for the first quarter of 2024, from 4.09% for the first quarter of 2023, primarily due to higher rates paid on customer deposits, a decrease in the average balances of noninterest-bearing demand deposits, a decrease in average interest earnings assets, and decreases in average balances of higher yielding asset-based loans and Bay View Funding factored receivables, partially offset by an increase in the rate on overnight funds.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	March 31, 2024			March 31, 2023
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,779,487	$37,339	5.40%	$2,688,800	$34,967	5.27%
Prepayment fees	—	24	0.00%	—	138	0.02%
Asset-based lending	15,864	382	9.68%	27,550	627	9.23%
Bay View Funding factored receivables	53,511	2,838	21.33%	77,755	4,001	20.87%
Purchased residential mortgages	454,240	3,788	3.35%	487,780	3,857	3.21%
Loan fair value mark / accretion	(3,113)	229	0.03%	(4,360)	522	0.08%
Total loans (includes loans held-for-sale)	$3,299,989	$44,600	5.44%	$3,277,525	$44,112	5.46%

The average yield on the total loan portfolio decreased to 5.44% for the first quarter of 2024, compared to 5.46% for the first quarter of 2023, primarily due to lower average balances of higher yielding asset-based lending loans and Bay View Funding factored receivables, a decrease in the accretion of loan purchase discount into interest income from acquired loans, and lower prepayment fees, partially offset by increases in the prime rate.

In aggregate, the remaining net purchase discount on total loans acquired was $3.0 million at March 31, 2024.

The average cost of total deposits increased to 1.56% for the first quarter of 2024, compared to 0.54% for the first quarter of 2023. The average cost of funds increased to 1.60% for the first quarter of 2024, compared to 0.63% for the first quarter of 2023.

The increase in the average cost of total deposits and the average cost of funds for the first quarter of 2024 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing and ICS/CDARS deposits and to interest-bearing money market accounts.

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

There was a provision for credit losses on loans of $184,000 for the first quarter of 2024, compared to a provision for credit losses on loans of $32,000 for the first quarter of 2023. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	March 31,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$877	$1,743	$(866)	(50)%
Increase in cash surrender value of life insurance	518	493	25	5%
Gain on sales of SBA loans	178	76	102	134%
Servicing income	90	131	(41)	(31)%
Termination fees	13	11	2	18%
Other	371	312	59	19%
Total	$2,047	$2,766	$(719)	(26)%

Total noninterest income decreased (26%) to $2.0 million for the first quarter of 2024, compared to $2.8 million for the first quarter of 2023, primarily due to lower service charges and fees on deposit accounts during the first quarter of 2024.

A portion of the Company’s noninterest income is associated with its Small Business Administration (“SBA”) lending activity, as gain on the sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the first quarter of 2024, SBA loan sales resulted in an $178,000 gain, compared to a $76,000 gain on sales of SBA loans for the first quarter of 2023.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	March 31,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$15,509	$14,809	$700	5%
Occupancy and equipment	2,443	2,400	43	2%
Insurance expense	1,634	1,520	114	8%
Professional fees	1,327	1,399	(72)	(5)%
Data processing	840	774	66	9%
Client services	782	445	337	76%
Federal Deposit Insurance Corporation ("FDIC") assessments	670	417	253	61%
Other	4,331	3,637	694	19%
Total noninterest expense	$27,536	$25,401	$2,135	8%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended March 31,
		Percent		Percent
	2024	of Total	2023	of Total

	(Dollars in thousands)
Salaries and employee benefits	$15,509	56%	$14,809	58%
Occupancy and equipment	2,443	9%	2,400	9%
Insurance expense	1,634	6%	1,520	6%
Professional fees	1,327	5%	1,399	6%
Data processing	840	3%	774	3%
Client services	782	3%	445	2%
FDIC assessments	670	2%	417	2%
Other	4,331	16%	3,637	14%
Total noninterest expense	$27,536	100%	$25,401	100%

Total noninterest expense for the first quarter of 2024 increased to $27.5 million, compared to $25.4 million for the first quarter of 2023, primarily due to higher salaries and employee benefits, higher marketing related expenses, insurance costs, regulatory assessments, information technology related expenses, and ICS/CDARS fee expense included in other noninterest expense.

Full time equivalent employees were 351 at March 31, 2024, compared to 339 at March 31, 2023, and 349 and at December 31, 2023.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	March 31,
	2024	2023
Effective income tax rate	29.5%	28.9%

The Company’s Federal and state income tax expense for the first quarter of 2024 was $4.3 million, compared to $7.7 million for the first quarter of 2023.

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

The Company had net deferred tax assets of $27.5 million at March 31, 2024, and $29.8 million at both March 31, 2023 and December 31, 2023. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2024, March 31, 2023, and December 31, 2023 will be fully realized in future years.

FINANCIAL CONDITION

At March 31, 2024, total assets decreased (5%) to $5.26 billion, compared to $5.54 billion at March 31, 2023, and increased 1% from $5.19 billion at December 31, 2023.

Securities available-for-sale, at fair value, were $404.5 million at March 31, 2024, a decrease of (18%) from $491.8 million at March 31, 2023, and decreased (9%) from $442.6 million at December 31, 2023. Securities held-to-maturity, at amortized cost, were $636.2 million at March 31, 2024, a decrease of (9%) from $698.2 million at March 31, 2023, and a decrease of (2%) from $650.6 million at December 31, 2023.

Loans, excluding loans held-for-sale, increased $74.2 million, or 2%, to $3.34 billion at March 31, 2024, compared to $3.26 billion at March 31, 2023, and decreased ($14.3) million from $3.35 billion at December 31, 2023. Core loans, excluding residential mortgages, increased $112.8 million, or 4%, to $2.85 billion at March 31, 2024, compared to $2.73 billion at March 31, 2023, and remained relatively flat from $2.85 billion at December 31, 2023.

Total deposits were relatively flat at $4.44 billion at both March 31, 2024 and March 31, 2023. Total deposits increased $66.2 million, or 2%, from $4.38 billion at December 31, 2023.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$347,453	$422,903	$382,369
Agency mortgage-backed securities	57,021	68,848	60,267
Total	$404,474	$491,751	$442,636
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$604,458	$663,481	$618,374
Municipals — exempt from Federal tax (1)	31,803	34,764	32,203
Total (1)	$636,261	$698,245	$650,577
(1)	Gross of the allowance for credit losses of ($12,000) at both March 31, 2024 and December 31, 2023, and ($14,000) at March 31, 2023.

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2024:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$210,042	2.86%	$137,411	2.99%	$—	—%	$—	—%	$347,453	2.91%
Agency mortgage-backed securities	68	3.20%	47,232	2.52%	9,721	2.67%	—	—%	57,021	2.55%
Total	$210,110	2.86%	$184,643	2.87%	$9,721	2.67%	$—	—%	$404,474	2.86%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$1,300	1.93%	$61,579	2.13%	$459,258	1.80%	$82,321	2.85%	$604,458	1.98%
Municipals — exempt from Federal tax (1) (2)	1,925	4.37%	8,017	3.43%	21,861	3.57%	—	0.00%	31,803	3.58%
Total (2)	$3,225	3.39%	$69,596	2.27%	$481,119	1.88%	$82,321	2.85%	$636,261	2.06%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.
(2)	Gross of the allowance for credit losses of ($12,000) at March 31, 2024.

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

The following table shows the net pre-tax unrealized and unrecognized (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses for the periods indicated:

	March 31,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized (loss):
U.S. Treasury	$(4,784)	$(7,510)	$(5,621)
Agency mortgage-backed securities	(4,895)	(4,969)	(4,313)
Total	$(9,679)	$(12,479)	$(9,934)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(92,332)	$(89,962)	$(85,729)
Municipals — exempt from Federal tax	(1,071)	(297)	(721)
Total	$(93,403)	$(90,259)	$(86,450)

Allowance for credit losses on municipal securities	$(12)	$(14)	$(12)

The net pre-tax unrealized loss on the securities available-for-sale was ($9.7) million, or ($6.9) million net of taxes, which was 1.0% of total shareholders’ equity at March 31, 2024. The net pre-tax unrecognized loss on the securities held-to-maturity at March 31, 2024 was ($93.4) million, or ($65.8) million net of taxes, which was 9.7% of total shareholders’ equity at March 31, 2024. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at March 31, 2024 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 63% of total assets at March 31, 2024, compared to 59% at March 31, 2023, and 65% at December 31, 2023. The loan to deposit ratio was 75.06% at March 31, 2024, compared to 73.39% at March 31, 2023, and 76.52% at December 31, 2023.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2024		March 31, 2023		December 31, 2023
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$452,231	14%	$506,602	16%	$463,778	14%
Real estate:
CRE - owner occupied	585,031	17%	603,298	18%	583,253	17%
CRE - non-owner occupied	1,271,184	38%	1,083,852	33%	1,256,590	37%
Land and construction	129,712	4%	166,408	5%	140,513	4%
Home equity	122,794	4%	124,481	4%	119,125	4%
Multifamily	269,263	8%	231,242	7%	269,734	8%
Residential mortgages	490,035	15%	528,639	16%	496,961	15%
Consumer and other	16,439	< 1%	17,905	1%	20,919	1%
Total Loans	3,336,689	100%	3,262,427	100%	3,350,873	100%
Deferred loan fees, net	(587)	—	(512)	—	(495)	—
Loans, net of deferred fees	3,336,102	100%	3,261,915	100%	3,350,378	100%
Allowance for credit losses on loans	(47,888)		(47,273)		(47,958)
Loans, net	$3,288,214		$3,214,642		$3,302,420

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 86% of its gross loans were secured by real property at March 31, 2024, compared to 83% at March 31, 2023, and 85% at December 31, 2023. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the three months ended March 31, 2024 and 2023, loans were sold resulting in a gain on sales of SBA loans of $178,000 and $76,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 35 days for the first three months of 2024, compared to 39 days for the first three months of 2023.

The following table shows the balance of factored receivables at period end, average balances during the period, and full time equivalent employees of Bay View Funding at period end:

	March 31,	March 31,
	2024	2023

	(Dollars in thousands)
Total factored receivables at period-end	$55,698	$69,424
Average factored receivables:
For the three months ended	53,511	77,754
Total full time equivalent employees at period-end	30	26

The commercial loan portfolio decreased ($54.4) million, or (11%), to $452.2 million at March 31, 2024, from $506.6 million at March 31, 2023, and decreased ($11.6) million, or (2%), from $463.8 million at December 31, 2023. Commercial and industrial line usage was 28% at March 31, 2024, compared to 31% at March 31, 2023 and 29% at December 31, 2023.

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

The CRE owner occupied loan portfolio decreased ($18.3) million, or (3%), to $585.0 million at March 31, 2024, from $603.3 million at March 31, 2023, and increased $1.7 million from $583.3 million at December 31, 2023. CRE non-owner occupied loans increased $187.3 million, or 17%, to $1.27 billion at March 31, 2024, compared to $1.08 billion at March 31, 2023, and increased $14.6 million, or 1%, from $1.26 billion at December 31, 2023. At both March 31, 2024 and December 31, 2023, there was 32% of the CRE loan portfolio was secured by owner-occupied real estate, compared to 36% at March 31, 2023.

During the first quarter of 2024, there were 23 new CRE loans originated totaling $40 million with a weighted average loan-to-value (“LTV”) and debt-service coverage ratio (“DSCR”) for the non-owner occupied portfolio of 51% and 1.84 times, respectively. The average loan size for all CRE loans at March 31, 2024 was $1.6 million, which was the same as the average loan size for office CRE loans at this date. The Company has personal guarantees on 92% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations.

Total office exposure (excluding medical/dental offices) in the CRE portfolio was $398 million, including 29 loans totaling approximately $74 million, in San Jose, 17 loans totaling approximately $26 million in San Francisco, and eight loans totaling approximately $16 million, in Oakland, at March 31, 2024. Non-owner occupied CRE with office exposure totaled $311 million at March 31, 2024.

At March 31, 2024, the weighted average LTV and DSCR for the entire non-owner occupied office portfolio were 42.6% and 1.83 times, respectively.

Total medical/dental office exposure in the non-owner occupied CRE portfolio consisted of 14 loans totaling $16.8 million, with a weighted average LTV and DSCR ratio of 46.1% and 2.02 times, respectively, at March 31, 2024.

The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at March 31, 2024:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Industrial	19%	40.7%	2.40	33%	43.7%	23%	41.8%
Retail	25%	38.8%	1.99	16%	47.3%	23%	40.3%
Mixed-Use, Special
Purpose and Other	18%	42.5%	1.98	35%	41.1%	22%	41.9%
Office	20%	42.6%	1.83	16%	41.9%	19%	42.4%
Multifamily	18%	42.8%	1.93	0%	0.0%	13%	42.8%
Hotel/Motel	< 1%	19.7%	1.88	0%	0.0%	< 1%	19.7%
Total	100%	41.2%	2.03	100%	43.0%	100%	41.7%

The following table presents the weighted average LTV and DSCR by county for CRE loans at March 31, 2024:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Alameda	25%	45.1%	1.92	18%	45.0%	23%	45.1%
Contra Costa	7%	42.5%	1.76	8%	48.5%	7%	44.3%
Marin	7%	46.8%	1.95	2%	52.8%	5%	47.4%
Monterey	2%	44.4%	1.78	2%	45.9%	2%	44.8%
Napa	1%	29.6%	2.44	1%	52.7%	1%	37.6%
Out of Area	9%	43.0%	2.11	9%	51.6%	9%	45.4%
San Benito	1%	35.3%	2.13	2%	40.7%	1%	37.5%
San Francisco	9%	39.0%	1.75	4%	38.6%	8%	38.9%
San Mateo	10%	37.4%	2.14	15%	40.1%	12%	38.4%
Santa Clara	24%	38.2%	2.25	36%	40.2%	27%	38.9%
Santa Cruz	2%	35.7%	1.87	1%	46.1%	2%	37.5%
Solano	1%	32.8%	2.33	1%	35.9%	1%	33.5%
Sonoma	2%	41.3%	2.23	1%	38.5%	2%	40.8%
Total	100%	41.2%	2.03	100%	43.0%	100%	41.7%

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans decreased ($36.7) million, or (22%), to $129.7 million at March 31, 2024, compared to $166.4 million at March 31, 2023, and decreased ($10.8) million, or (8%), from $140.5 million at December 31, 2023.

The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased ($1.7) million, or (1%), to $122.8 million at March 31, 2024, compared to $124.5 million at March 31, 2023, and increased $3.7 million, or 3%, from $119.1 million at December 31, 2023.

Multifamily loans increased $38.1 million, or 16%, to $269.3 million at March 31, 2024, compared to $231.2 million at March 31, 2023, and remained relatively flat from $269.7 million at December 31, 2023.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased ($38.6) million, or (7%), to $490.0 million at March 31, 2024, compared to $528.6 million at March 31, 2023, and decreased ($7.0) million, or (1%) from $497.0 million at December 31, 2023.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans decreased ($1.5) million, or (8%), to $16.4 million at March 31, 2024, compared to $17.9 million at March 31, 2023, and decreased ($4.5) million, or (21%) from $20.9 million at December 31, 2023.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $111.4 million and $185.6 million at March 31, 2024, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of March 31, 2024. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2024, approximately 26% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$220,789	$188,135	$43,307	$452,231
Real estate:
CRE - owner occupied	21,791	158,399	404,841	585,031
CRE - non-owner occupied	19,602	392,488	859,094	1,271,184
Land and construction	102,159	22,040	5,513	129,712
Home equity	7,092	27,146	88,556	122,794
Multifamily	22,560	99,401	147,302	269,263
Residential mortgages	2,128	20,017	467,890	490,035
Consumer and other	10,722	5,570	147	16,439
Loans	$406,843	$913,196	$2,016,650	$3,336,689

Loans with variable interest rates	$328,683	281,761	272,620	$883,064
Loans with fixed interest rates	78,160	631,435	1,744,030	2,453,625
Loans	$406,843	$913,196	$2,016,650	$3,336,689

Loan Servicing

As of March 31, 2024 and 2023, SBA loans were serviced by the Company for others totaled $52.9 million and $61.7 million, respectively. Activity for loan servicing rights was as follows:

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Beginning of period balance	$415	$549
Additions	41	18
Amortization	(64)	(45)
End of period balance	$392	$522

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2024 and 2023, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in thousands)
Beginning of period balance	$117	$152
Unrealized holding loss	(7)	(7)
End of period balance	$110	$145

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

	March 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$3,522	$1,180	$1,955	$6,657	$445,574	$452,231
Real estate:
CRE - Owner Occupied	—	—	—	—	585,031	585,031
CRE - Non-Owner Occupied	5,662	—	—	5,662	1,265,522	1,271,184
Land and construction	3,550	—	4,672	8,222	121,490	129,712
Home equity	441	—	—	441	122,353	122,794
Multifamily	—	—	—	—	269,263	269,263
Residential mortgages	—	—	508	508	489,527	490,035
Consumer and other	—	—	—	—	16,439	16,439
Total	$13,175	$1,180	$7,135	$21,490	$3,315,199	$3,336,689

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

The following table presents the past due loans on nonaccrual and current loans on nonaccrual for the periods indicated:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Past due nonaccrual loans	$5,184	$12,200
Current nonaccrual loans	736	718
Total nonaccrual loans	$5,920	$12,918

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

There were no foreclosed assets on the balance sheet at March 31, 2024, March 31, 2023, or December 31, 2023. There were no CRE loans, Shared National Credits (“SNCs”) or material purchased participations included in NPAs or total loans at March 31, 2024, March 31, 2023, or December 31, 2023.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$5,920	$781	$6,818
Loans 90 days past due and still accruing	1,951	1,459	889
Total nonperforming loans	7,871	2,240	7,707
Foreclosed assets	—	—	—
Total nonperforming assets	$7,871	$2,240	$7,707

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.24%	0.07%	0.23%
Nonperforming assets as a percentage of total assets	0.15%	0.04%	0.15%

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	March 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$924	$203	$1,443	$2,570
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,673	—	—	4,673
Home equity	120	—	—	120
Residential mortgages	—	—	508	508
Total	$5,717	$203	$1,951	$7,871

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for credit losses.

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $203,000 and $290,000 at March 31, 2024 and December 31, 2023, respectively.

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

Classified loans were $35.4 million, or 0.67% of total assets, at March 31, 2024, compared to $26.8 million, or 0.48% of total assets, at March 31, 2023, and $31.8 million, or 0.61% of total assets at December 31, 2023.

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

CRE

CRE loans rely primarily on the cash flows of the properties securing the loan and secondarily on the value of the property that is securing the loan. CRE loans comprise two segments differentiated by owner occupied CRE and non-owner occupied CRE. Owner occupied CRE loans are secured by commercial properties that are at least 50% occupied by the borrower or borrower affiliate. Although CRE loans often incorporate a personal guarantee, the commercial property collateral is typically sufficient and reliance on personal guarantees is minimal. Non-owner occupied CRE loans are secured by commercial properties that are less than 50% occupied by the borrower or a borrower affiliate. CRE loans may be adversely affected by conditions in the real estate markets or in the general economy.

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

On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio on a sample basis, subject to review by the Federal Reserve Board and the California Department of Financial Protection and Innovation. Based on information currently available, management believes that the allowance for credit losses on loans is adequate. However, the loan portfolio can be adversely affected if economic conditions in general, and the real estate market in the San Francisco Bay Area market in particular, were to weaken further. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(358)	—	—	—	—	—	—	—	(358)
Recoveries	82	4	—	—	18	—	—	—	104
Net (charge-offs) recoveries	(276)	4	—	—	18	—	—	—	(254)
Provision for (recapture of)
credit losses on loans	(548)	16	1,086	(470)	91	(744)	774	(21)	184
End of period balance	$5,029	$5,141	$26,409	$1,882	$753	$4,309	$4,199	$166	$47,888
Percent of ACLL to Total ACLL
at end of period	10%	11%	55%	4%	2%	9%	9%	< 1%	100%

	Three Months Ended March 31, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(134)	—	—	—	(246)	—	—	—	(380)
Recoveries	80	4	—	—	25	—	—	—	109
Net (charge-offs) recoveries	(54)	4	—	—	(221)	—	—	—	(271)
Provision for (recapture of)
credit losses on loans	(29)	(302)	542	235	243	1,026	(1,711)	28	32
End of period balance	$6,534	$5,453	$22,677	$3,176	$688	$4,392	$4,196	$157	$47,273
Percent of ACLL to Total ACLL
at end of period	14%	12%	48%	7%	1%	9%	9%	< 1%	100%

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

	March 31,
	2024		2023		December 31, 2023
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$5,029	14%	$6,534	16%	$5,853	14%
Real estate:
CRE - owner occupied	5,141	17%	5,453	18%	5,121	17%
CRE - non-owner occupied	26,409	38%	22,677	33%	25,323	37%
Land and construction	1,882	4%	3,176	5%	2,352	4%
Home equity	753	4%	688	4%	644	4%
Multifamily	4,309	8%	4,392	7%	5,053	8%
Residential mortgages	4,199	15%	4,196	16%	3,425	15%
Consumer and other	166	< 1%	157	1%	187	1%
Total	$47,888	100%	$47,273	100%	$47,958	100%

The ACLL totaled $47.9 million, or 1.44% of total loans at March 31, 2024, compared to $47.3 million, or 1.45% of total loans at March 31, 2023, and $48.0 million, or 1.43% of total loans at December 31, 2023. The decrease in the allowance for credit losses on loans of ($70,000) for the three months ended March 31, 2024, compared to December 31, 2023, was primarily attributed to an increase of $9,000 in the reserve for pooled loans, and a decrease of ($79,000) in specific reserves for individually evaluated loans.

The ACLL was 608.41% of nonperforming loans at March 31, 2024, compared to 2,110.40% of nonperforming loans at March 31, 2023, and 622.27% of nonperforming loans at December 31, 2023. The Company had net charge-offs of $254,000, or 0.03% of average loans, for the first quarter of 2024, compared to net charge-offs of $271,000, or 0.03% of average loans, for the first quarter of 2023, and net charge-offs of $33,000, or less than 0.01% of average loans, for the fourth quarter of 2023.

The following table shows the drivers of change in ACLL for the first quarter of 2024:

(Dollars in thousands)
ACLL at December 31, 2023	$47,958
Portfolio changes during the first quarter of 2024	(234)
Qualitative and quantitative changes during the first
quarter of 2024 including changes in economic forecasts	164
ACLL at March 31, 2024	$47,888

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $30.7 million on its consolidated statement of financial condition at March 31, 2024, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2024		March 31, 2023		December 31, 2023
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,242,059	28%	$1,469,081	33%	$1,292,486	30%
Demand, interest-bearing	925,100	21%	1,196,789	27%	914,066	21%
Savings and money market	1,124,900	25%	1,264,567	28%	1,087,518	25%
Time deposits — under $250	38,105	1%	37,884	1%	38,055	1%
Time deposits — $250 and over	200,739	4%	172,070	4%	192,228	4%
ICS/CDARS — interest-bearing demand,
money market and time deposits	913,757	21%	304,147	7%	854,105	19%
Total deposits	$4,444,660	100%	$4,444,538	100%	$4,378,458	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at March 31, 2024, March 31, 2023, and December 31, 2023.

Total deposits were relatively flat at $4.44 billion at both March 31, 2024 and March 31, 2023. Total deposits increased $66.2 million, or 2%, from $4.38 billion at December 31, 2023. Migration of customer deposits resulted in an increase in ICS/CDARS deposits to $913.8 million at March 31, 2024, compared to $304.1 million at March 31, 2023, and increased $59.7 million from $854.1 million at December 31, 2023. Noninterest-bearing demand deposits decreased ($227.0) million, or (15%), to $1.24 billion at March 31, 2024, compared to $1.47 billion at March 31, 2023, largely in response to the increasing interest rate environment. Noninterest-bearing demand deposits decreased ($50.4) million, or (4%), from $1.29 billion at December 31, 2023.

The Bank had 24,730 deposits accounts at March 31, 2024, with an average balance of $180,000, compared to 24,103 deposit accounts at March 31, 2023, with an average balance of $184,000. At December 31, 2023, the Bank had 24,737 deposit accounts, with an average balance of $177,000.

Deposits from the Bank’s top 100 client relationships, representing 22% of total deposits, totaled $2.05 billion, representing 46% of total deposits, with an average account size of $384,000 at March 31, 2024. At March 31, 2023, deposits from the Bank’s top 100 client relationships, representing 21% of the total number of accounts, totaled $2.20 billion, representing 50% of total deposits, with an average account size of $445,000. At December 31, 2023, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $1.96 billion, representing 45% of total deposits, with an average account size of $368,000.

The Bank’s uninsured deposits were approximately $2.02 billion, or 45% of the Company’s total deposits, at March 31, 2024, compared to $2.56 billion, or 58% of the Company’s total deposits, at March 31, 2023, and $2.01 billion, or 46% of the Company’s total deposits at December 31, 2023.

At March 31, 2024, the $913.8 million ICS/CDARS deposits comprised $435.7 million of interest-bearing demand deposits, $228.8 million of money market accounts and $249.3 million of time deposits. At March 31, 2023, the $304.1 million ICS/CDARS deposits comprised $241.3 million of interest-bearing demand deposits, $58.3 million of money market accounts and $4.5 million of time deposits. At December 31, 2023, the $854.1 million ICS/CDARS deposits comprised $425.0 million of interest-bearing demand deposits, $189.9 million of money market accounts and $239.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of March 31, 2024:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$61,475	42%
Over three months through six months	14,867	10%
Over six months through twelve months	48,190	33%
Over twelve months	21,207	15%
Total	$145,739	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Return on average assets	0.79%	1.47%
Return on average tangible assets(1)	0.82%	1.52%
Return on average equity	6.08%	12.03%
Return on average tangible common equity(1)	8.24%	16.71%
Average equity to average assets ratio	12.98%	12.18%
(1)	This is a non-GAAP financial measure.

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

The Company monitors its liquidity position and funding strategies on a daily basis, but recognizes that unexpected events, economic or market conditions, earnings issues or situations beyond its control could cause either a short or long term liquidity crisis. The Company has a detailed Contingency Funding Plan that will be used in the event of a “Liquidity Event” defined as a reduction in liquidity such that a normal deposit and liquidity environment cannot meet funding needs. In addition to other tools used to monitor liquidity and funding, the Company prepares liquidity stress scenarios that include lower-probability, higher impact scenarios, with various levels of severity. The liquidity stress scenarios incorporate the impact of moderate risk and higher risk situations, on a quarterly basis, or more often as circumstances require. The liquidity stress scenarios include a dashboard showing key liquidity ratios compared to established target limits and estimated cash flows for the next several quarters.

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 75.06% at March 31, 2024, compared to 73.39% at March 31, 2023, and 76.52% at December 31, 2023.

The Company’s total liquidity and borrowing capacity was $3.00 billion, all of which remained available at March 31, 2024. The available liquidity and borrowing capacity was 67% of the Company’s total deposits and approximately 149% of the Bank’s estimated uninsured deposits at March 31, 2024.

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC can also borrow from the FRB discount window. The following table shows the collateral value of loans and securities pledged for the lines of credit (if collateralized), total available lines of credit, the amounts outstanding, and the remaining available for the periods indicated:

.

	March 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,569,070	$1,097,518	$—	$1,097,518
FRB discount window collateralized line of credit	1,639,038	1,245,362	—	1,245,362
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
	$3,208,108	$2,452,880	$—	$2,452,880

	December 31, 2023
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,600,371	$1,100,931	$—	$1,100,931
FRB discount window collateralized line of credit	1,658,642	1,235,573	—	1,235,573
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
Total	$3,259,013	$2,446,504	$—	$2,446,504

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2024 and December 31, 2023.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $461,000, totaled $39.5 million at March 31, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$513,473	$485,738	$511,799
Additional Tier 1 capital	—	—	—
Tier 1 Capital	513,473	485,738	511,799
Tier 2 Capital	85,322	81,824	82,572
Total Capital	$598,795	$567,562	$594,371

Risk-weighted assets	$3,831,110	$3,710,037	$3,838,667
Average assets for capital purposes	$5,010,331	$5,069,944	$5,100,600

Capital ratios:
Total Capital	15.6%	15.3%	15.5%
Tier 1 Capital	13.4%	13.1%	13.3%
Common equity Tier 1 Capital	13.4%	13.1%	13.3%
Tier 1 Leverage(1)	10.2%	9.6%	10.0%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	March 31,	March 31,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$531,736	$502,735	$529,836
Additional Tier 1 capital	—	—	—
Tier 1 Capital	531,736	502,735	529,836
Tier 2 Capital	45,783	42,437	43,071
Total Capital	$577,519	$545,172	$572,907

Risk-weighted assets	$3,829,097	$3,712,417	$3,835,419
Average assets for capital purposes	$5,006,917	$5,068,039	$5,097,382

Capital ratios:
Total Capital	15.1%	14.7%	14.9%
Tier 1 Capital	13.9%	13.5%	13.8%
Common Equity Tier 1 Capital	13.9%	13.5%	13.8%
Tier 1 Leverage(1)	10.6%	9.9%	10.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III and the regulatory guidelines for a “well–capitalized” financial institution under PCA:

		Well-capitalized
		Financial
	Minimum	Institution PCA
	Regulatory	Regulatory
	Requirements(1)	Guidelines
Capital ratios:
Total Capital	10.5%	10.0%
Tier 1 Capital	8.5%	8.0%
Common equity Tier 1 Capital	7.0%	6.5%
Tier 1 Leverage	4.0%	5.0%
(1)	Includes 2.5% capital conservation buffer, except the leverage capital ratio.

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

At March 31, 2024, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2024, March 31, 2023, and December 31, 2023, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2024, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At March 31, 2024, the Company had total shareholders’ equity of $676.3 million, compared to $647.2 million at March 31, 2023, and $672.9 million at December 31, 2023. At March 31, 2024, total shareholders’ equity included $507.6 million in common stock, $181.3 million in retained earnings, and ($12.6) million of accumulated other comprehensive loss. The book value per share was $11.04 at March 31, 2024, compared to $10.62 at March 31, 2023, and $11.00 at December 31, 2023. The tangible book value per share was $8.17 at March 31, 2024, compared to $7.70 at March 31, 2023, and $8.12 at December 31, 2023. Tangible book value per share is a non-GAAP financial measure.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	March 31,		December 31,
Accumulated Other Comprehensive Loss	2024	2023	2023

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(6,936)	$(8,924)	$(7,116)
Split dollar insurance contracts liability	(2,861)	(3,139)	(2,809)
Supplemental executive retirement plan liability	(2,874)	(2,361)	(2,892)
Unrealized gain on interest-only strip from SBA loans	83	107	87
Total accumulated other comprehensive loss	$(12,588)	$(14,317)	$(12,730)

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

The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix as of March 31, 2024:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$18,668	10.0%
+300	$13,966	7.5%
+200	$9,297	5.0%
+100	$4,659	2.5%
0	—	—
−100	$(6,272)	(3.4)%
−200	$(14,475)	(7.7)%
−300	$(24,805)	(13.3)%
−400	$(40,025)	(21.4)%

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$104,038	8.6%
+300	$88,095	7.3%
+200	$66,340	5.5%
+100	$37,610	3.1%
0	—	—
−100	$(61,930)	(5.1)%
−200	$(151,250)	(12.5)%
−300	$(268,857)	(22.2)%
−400	$(418,343)	(34.5)%
(1)	Computations of prospective effects of hypothetical interest rate changes are for illustrative purposes only, are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the Cautionary Note Regarding Forward-Looking Statements on page 3. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could reduce any actual impact on net interest income.

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

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Company conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. The Company believes these non-GAAP financial measures are common in the banking industry, and may enhance comparability for peer comparison purposes. These non-GAAP financial measures should be supplemental to primary GAAP financial measures and should not be read in isolation or relied upon as a substitute for primary GAAP financial measures.

Management reviews yields on certain asset categories and the net interest margin of the Company on an FTE basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table summarizes components of FTE net interest income of the Company for the periods indicated:

	March 31,	March 31,
	2024	2023

	(Dollars in thousands)
Net interest income (GAAP)	$40,093	$49,258
Tax-equivalent adjustment on securities - exempt from Federal tax	60	66
Net interest income, FTE (non-GAAP)	$40,153	$49,324

Average balance of total interest earning assets	$4,842,279	$4,895,009

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.33%	4.08%

Net interest margin, FTE (annualized net interest income, FTE, divided by the
average balance of total interest earnings assets) (non-GAAP)	3.34%	4.09%

The efficiency ratio is a non-GAAP financial measure, which is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of the efficiency ratio of the Company for the periods indicated:

	March 31,	March 31,
	2024	2023

	(Dollars in thousands)
Noninterest expense	$27,536	$25,401

Net interest income	$40,093	$49,258
Noninterest income	2,047	2,766
Total revenue	$42,140	$52,024

Efficiency ratio (noninterest expense divided by total revenue) (non-GAAP)	65.34%	48.83%

Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability.

The following table summarizes components of the annualized return on average tangible assets and the annualized return on average tangible common equity for the periods indicated:

	March 31,	March 31,
	2024	2023

	(Dollars in thousands)
Net income	$10,166	$18,917

Average tangible assets components:
Average Assets (GAAP)	$5,178,636	$5,235,506
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(8,408)	(10,812)
Total Average Tangible Assets (non-GAAP)	$5,002,597	$5,057,063

Annualized return on average tangible assets (non-GAAP)	0.82%	1.52%

Average tangible common equity components:
Average Equity (GAAP)	$672,292	$637,597
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(8,408)	(10,812)
Total Average Tangible Common Equity (non-GAAP)	$496,253	$459,154

Annualized return on average tangible common equity (non-GAAP)	8.24%	16.71%

The following table summarizes components of the tangible common equity to tangible assets ratio of the Company for the periods indicated:

	March 31,	March 31,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$676,296	$647,208	$672,901
Less: Preferred Stock	—	—	—
Total Common Equity	676,296	647,208	672,901
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,074)	(10,431)	(8,627)
Total Tangible Common Equity (non-GAAP)	$500,591	$469,146	$496,643

Asset components:
Total Assets (GAAP)	$5,256,074	$5,536,540	$5,194,095
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,074)	(10,431)	(8,627)
Total Tangible Assets (non-GAAP)	$5,080,369	$5,358,478	$5,017,837

Tangible common equity / tangible assets (non-GAAP)	9.85%	8.76%	9.90%

The following table summarizes components of the tangible common equity to tangible assets ratio of HBC for the periods indicated:

	March 31,	March 31,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$694,543	$664,163	$690,918
Less: Preferred Stock	—	—	—
Total Common Equity	694,543	664,163	690,918
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,074)	(10,431)	(8,627)
Total Tangible Common Equity (non-GAAP)	$518,838	$486,101	$514,660

Asset components:
Total Assets (GAAP)	$5,254,044	$5,538,878	$5,190,829
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,074)	(10,431)	(8,627)
Total Tangible Assets (non-GAAP)	$5,078,339	$5,360,816	$5,014,571

Tangible common equity / tangible assets (non-GAAP)	10.22%	9.07%	10.26%

The following table summarizes components of the tangible book value per share for the periods indicated:

	March 31,	March 31,	December 31,
	2024	2023	2023

	(Dollars in thousands, except per share amounts)
Capital components:
Total Equity (GAAP)	$676,296	$647,208	$672,901
Less: Preferred Stock	—	—	—
Total Common Equity	676,296	647,208	672,901
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(8,074)	(10,431)	(8,627)
Total Tangible Common Equity (non-GAAP)	$500,591	$469,146	$496,643

Common shares outstanding at period-end	61,253,625	60,948,607	61,146,835

Tangible book value per share (non-GAAP)	$8.17	$7.70	$8.12

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at March 31, 2024, the period covered by this Report.

During the three months ended March 31, 2024, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and our market area, which is situated primarily in the general San Francisco Bay Area. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of financial markets.

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

The COVID-19 pandemic has in the past negatively affected, and future pandemics, epidemics, disease outbreaks and other public health crises could negatively affect, the global and U.S. economies and could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

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

The financial services industry is subject to rapid technological changes, of which we cannot predict the effects on our business. We expect that new services and technologies applicable to our industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently utilize in our products and services. These rapid changes increase cybersecurity risks to our Company and our third-party vendors and service providers, including the risk of security breaches, “denial of service” attacks, “hacking” and identity theft. Criminals are using increasingly sophisticated methods to engage in illegal activities, including through the use of deposit account products and customer information and may also see their effectiveness enhanced by the use of artificial intelligence. A single significant incident of fraud, or increases in the overall level of fraud, involving our products and services could result in reputational damage to us. Such damage could reduce the use and acceptance of our products and services or lead to greater regulation that would increase our compliance costs. Fraudulent activity could also result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect our business, results of operations and financial condition. To address the challenges that we face with respect to fraudulent activity, we maintain certain risk control policies and procedures, both internally and with respect to our third-party vendors and service providers, that make it more difficult to fraudulently obtain and use our products and services. However, our inability to keep pace with technological changes, including our ability to identify and address cybersecurity risks, may significantly affect our financial position and results of operation.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At March 31, 2024, approximately $2.87 billion, or 86% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $585.0 million, or 17% of total loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, fluctuations in vacancy rates, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.

Our land and construction development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At March 31, 2024, land and construction loans, (including land acquisition and development loans) totaled $129.7 million or 4% of our portfolio. Of these loans, 16% were comprised of owner occupied and 84% non-owner occupied land and construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

At March 31, 2024, commercial loans totaled $452.2 million or 14% of our loan portfolio (including SBA loans, SBA Paycheck Protection Program (“PPP”) loans, asset-based lending, and factored receivables). Commercial loans represented 16% of our total loan portfolio at March 31, 2023. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment and may incorporate a personal guarantee. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Further, while no specific industry concentration is considered significant, the Company’s lending operations are located in the Company’s market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company’s borrowers and their guarantors could be adversely impacted by a downturn in these sectors of the economy which could further impact the borrowers’ ability to repay their loans. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Nonetheless, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for credit loss.

Risks Related to our SBA Loan Program

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

At March 31, 2024, SBA loans totaled $32.9 million, which are included in the commercial loan portfolio. SBA loans held-for-sale totaled $1.9 million at March 31, 2024. In addition, the Company had $379,000 of SBA PPP loans at March 31, 2024. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the three months ended March 31, 2024 was $178,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, financial condition and results of operations.

We originated $8.9 million of SBA loans for the three months ended March 31, 2024. We sold $1.8 million of the guaranteed portion of our SBA loans for the three months ended March 31, 2024. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of March 31, 2024, we held $34.8 million of SBA loans (including loans held-for-sale) on our balance sheet, $20.2 million of which consisted of the non-guaranteed portion of SBA loans, and $14.6 million of which consisted of the guaranteed portion of SBA loans. At March 31, 2024,

$1.9 million, or 5.6%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2024. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.44%, at March 31, 2024. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $184,000 for the first quarter ended March 31, 2024. The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of allowance for credit losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual over time, either of losses in excess of the allowance or of losses less than the allowance.

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

As of March 31, 2024, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest) totaled $7.9 million, or 0.24% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) also totaled $7.9 million, or 0.15% of total assets.

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

As of March 31, 2024 we had no other real estate owned (“OREO”) on our financial statements, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

In addition, we must generally satisfy a number of meaningful conditions prior to completing any acquisition, including, in certain cases, federal and state bank regulatory approval. Bank regulators consider a number of factors when determining whether to approve a proposed transaction, including the effect of the transaction on financial stability and the ratings and compliance history of all institutions involved, including the Community Reinvestment Act, examination results and anti-money laundering and Bank Secrecy Act compliance records of all institutions involved. The process for obtaining required regulatory approvals has become substantially more difficult, which could affect our future business. We may fail to pursue, evaluate or complete strategic and competitively significant business opportunities as a result of our inability, or our perceived inability, to obtain any required regulatory approvals in a timely manner or at all.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. At March 31, 2024, our acquisition-related goodwill as reflected on our balance sheet was $167.6 million. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

From early-2022 to mid-2023, partially as a response to inflation in the U.S. and global economies, the Federal Reserve began tightening a years-long series of economic stimulus measures that had included historically low interest rates. As those measures were reversed, the Federal Reserve Open Markets committee increased benchmark interest rates from near zero to more than five percent in less than two years. These increases have had a variety of significant impacts, among them a substantial and rapid increase in the interest paid on variable-rate loans. These effects have included a significant reduction in borrowing on existing lines of credit by corporate and individual customers that have the ability to limit increasing indebtedness, and a reduction in the volume of new loans (each of which has the effect of reducing our interest-earning assets), as well as an increase in delinquencies and classified loans (which requires us to increase our reserves for loan and leases losses and increases our collection costs). These increases also effectively reduce demand for loans that we would typically originate and hold for resale, thus reducing our noninterest income. If rates continue increasing, or if they remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans.

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

As of March 31, 2024, the fair value of our securities portfolio was approximately $947.3 million. Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. As a result of inflationary pressures and other general economic conditions, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System has rapidly and significantly increased interest rates over the last two years. When interest rates increase, fixed-rate investment securities and loans held for sale tend to decline in value, because investors can often place funds in higher-yielding instruments rather than purchasing debt securities that have a yield that is lower than those earning at a newly-increased market interest rate. These fluctuations have in the past resulted in declines, and in the future may cause further declines, in the carrying value of our available-for-sale securities portfolio and our portfolio of fixed rate loans, as well as the value of securities pledged as collateral for certain borrowing lines. These trends can be exacerbated if the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth.

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

We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and Federal Deposit Insurance Corporation ("FDIC") insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and could materially adversely affect our business, financial condition and results of operations.

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

The 2023 high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence in the safety and soundness in the financial services industry, which has persisted into early 2024. We cannot offer assurances that the risks underlying negative publicity and public opinion have ameliorated or that adverse media stories, other bank failures, or geopolitical or market conditions will not exacerbate or continue these conditions. Partly as a result of these conditions, some community and regional bank depositors have chosen to place their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, all of which have unfavorably affected, and may continue to materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Further, measures announced by the Department of the Treasury, the Federal Reserve, and the FDIC intended to reassure depositors of the availability of their deposits may not be successful in restoring customer confidence in the banking system.

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

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third-party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third-party relationships are subject to increasingly demanding regulatory requirements where we must maintain and continue to enhance our due diligence and ongoing monitoring and control over our third-party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third-party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyber-attack or other security breach. We expect that our regulators will hold us responsible for deficiencies of our third-party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or customer remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. Some of the information regarding customers provided to us is also used in our proprietary credit decision making and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to Generally Accepted Accounting Principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our customers and loan collateral may be severely impacted by such events, resulting in losses. Physical risks related to discreet events such as flooding and wildfires, and extreme weather impacts and longer-term shifts in climate patterns, such as extreme heat, sea level rise and more frequent and prolonged droughts, which could impair our or our customers’ property and/or result in financial losses that could impair asset values and the creditworthiness of our customers. Such events could disrupt our operations or those of our customers, including through direct damage to assets, reduced availability of and/or significant cost increases for insurance, unemployment and indirect impacts from supply chain disruption and market volatility.

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

From time to time, the Financial Accounting Standards Board or the Securities and Exchange Commission (“SEC”), may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

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

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, the Department of Financial Protection and Innovation (“DFPI”) or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business and stock price.

We have significant deferred tax assets and cannot assure that they will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At March 31, 2024, we had a net deferred tax asset of $27.5 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC and the Consumer Financial Protection Bureau, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the Community Reinvestment Act, fair lending and other compliance laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any such challenge could damage our reputation or could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under “Cautionary Note Regarding Forward-Looking Statements” and “Part II, Item 1A—Risk Factors” contained in this Report. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock, some of which are out of our control. Among the factors that could affect our stock price are:

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

Although our common stock is listed for trading on The Nasdaq Stock Market LLC (“Nasdaq”), its trading volume is less than that of other, larger financial services companies, and investors are not assured that a liquid market will exist at any given time for our common stock. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace at any given time of willing buyers and sellers of our common stock. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

HCC is a separate and distinct legal entity from HBC. We receive substantially all of our revenue from dividends paid to us by HBC, which we use as the principal source of funds to pay our expenses and to pay dividends to our shareholders, if any. Various federal and/or state laws and regulations limit the amount of dividends that HBC may pay us. The Basel III capital rules also provide for risk-based capital, leverage and liquidity standards, including capital conservation buffers, that result in restrictions on HBC and the Company’s ability to make dividend payments, redemptions or other capital distributions. If the HBC does not receive regulatory approval or does not maintain a level of capital sufficient to permit it to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition and results of operations could be materially adversely impacted.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of March 31, 2024, we had $40.0 million principal amount of subordinated notes outstanding due May 15, 2032. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

Provisions of our charter documents and the California General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DFPI has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of HBC or (ii) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—OTHER INFORMATION

None.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013).
10.1*†	Amended and Restated Employment Agreement with Glen Shu, dated February 1, 2024 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2024).
10.2*†	Amended and Restated Employment Agreement with Susan Just, dated February 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2024).
10.3*†	Employment Agreement with Dustin Warford, dated February 1, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2024).
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350.
32.2**	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.

The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.

**Furnished and not filed.

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

Heritage Commerce Corp (Registrant)

Date: May 8, 2024	/s/ Robertson clay jones
Robertson Clay Jones
Chief Executive Officer

Date: May 8, 2024	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer