Form 10-Q
period 2024-06-30
HERITAGE COMMERCE CORP
filed 2024-08-08
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

The Registrant had 61,294,344 shares of Common Stock outstanding on July 29, 2024.

HERITAGE COMMERCE CORP

QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of Heritage Commerce Corp (“we,” “us,” “our” or the “Company”) contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder and are intended to be protected by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. Forward-looking statements may include, among other things, statements relating to our projected growth, anticipated future financial performance, management’s long-term performance goals and operational strategies, the performance of our loan and investment portfolios, as well as statements relating to the anticipated effects of those conditions, events and developments on the Company’s financial condition and results of operations. These statements reflect, and are based upon, facts and circumstances known to or expected by our executive leadership, and intentions and expectations of those individuals, as of the date of this Report.

These forward-looking statements are subject to various risks and uncertainties that may be outside our control, and our actual results could differ materially and adversely from our projected results. Likewise, statements about or relating to our current plans and intentions are not promises that we will execute those plans, or that we will not deviate from them as a result of changes in conditions or otherwise. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections, or that could cause us to deviate from our expected strategies, are identified in “Part II, Item 1A—Risk Factors” of this Report, and include but are not limited to the following:

●	cybersecurity risks that may affect us directly or may impact us indirectly by virtue of their effects on our clients, markets or vendors, including our ability to identify and address cybersecurity risks, including those posed by the increasing use of artificial intelligence, such as data security breaches, “denial of service” attacks, “hacking” and identity theft affecting us, our clients, and our third party vendors and service providers;
●	geopolitical and domestic political developments, including recent, current and potential future wars and international and multinational conflicts, acts of terrorism, insurrection, piracy and civil unrest, and events reflecting or resulting from social instability, any of which can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, can affect the physical security of our assets and the assets of our clients, and which may increase the volatility of financial markets;
●	factors that affect our liquidity and our ability to meet client demands for withdrawals from deposit accounts and undrawn lines of credit, including our cash on hand and the availability of funds from our own lines of credit;
●	market fluctuations that affect the costs we pay for sources of funding, including the interest we pay on deposits and on our borrowings;
●	media items and consumer confidence as those factors affect our clients’ confidence in the banking system generally and in our bank specifically;
●	factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and other factors that affect market interest rates generally;

●	our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolio and our factoring business;
●	events and circumstances that affect our borrowers' and guarantors’ financial condition, results of operations and cash flows, which may, during periods of economic uncertainty or decline, adversely affect those borrowers' ability to repay our loans timely and in full, or to comply with their other obligations under our loan agreements with those clients;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall fluctuations in economic growth;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to clients, whether held in the portfolio or in the secondary market;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	conditions relating to the impact of recent and potential future pandemics, epidemics and other infectious illness outbreaks that may arise in the future, on our clients, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related vacancy rates, and asset and market prices;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits and practical factors that affect Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	events that affect our ability to attract, recruit, and retain qualified officers and other personnel to implement our strategic plan, and that enable current and future personnel to protect and develop our relationships with clients, and to promote our business, results of operations and growth prospects;
●	factors that affect the carrying value of the goodwill associated with our previous acquisitions;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise, particularly including but not limited to the effects of recent and ongoing developments in California labor and employment laws, regulations and court decisions;
●	geographic and sociopolitical factors that arise by virtue of the fact that we operate primarily in the general San Francisco Bay Area of Northern California, including the particular risks of natural disasters (including earthquakes, fires, and flooding) and other events that disproportionately affect that region;
●	actions taken, planned, or announced by federal, state, regional and local governments in response to the occurrence or threat of any of the foregoing; and
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Assets
Cash and due from banks	$37,497	$41,592
Other investments and interest-bearing deposits in other financial institutions	610,763	366,537
Total cash and cash equivalents	648,260	408,129
Securities available-for-sale, at fair value	273,043	442,636
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $12
(fair value of $527,438 and $564,127, respectively)	621,178	650,565
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,899	2,205
Loans, net of deferred fees	3,379,793	3,350,378
Allowance for credit losses on loans	(47,954)	(47,958)
Loans, net	3,331,839	3,302,420
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,549	32,540
Company-owned life insurance	80,153	79,489
Premises and equipment, net	10,310	9,857
Goodwill	167,631	167,631
Other intangible assets	7,521	8,627
Accrued interest receivable and other assets	88,641	89,996
Total assets	$5,263,024	$5,194,095

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,187,320	$1,292,486
Demand, interest-bearing	928,246	914,066
Savings and money market	1,126,520	1,087,518
Time deposits - under $250	39,046	38,055
Time deposits - $250 and over	203,886	192,228
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	959,592	854,105
Total deposits	4,444,610	4,378,458
Subordinated debt, net of issuance costs	39,577	39,502
Accrued interest payable and other liabilities	99,638	103,234
Total liabilities	4,583,825	4,521,194

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at June 30, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,292,094 and 61,146,835 shares issued and outstanding, respectively	508,343	506,539
Retained earnings	182,571	179,092
Accumulated other comprehensive loss	(11,715)	(12,730)
Total shareholders' equity	679,199	672,901
Total liabilities and shareholders' equity	$5,263,024	$5,194,095

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$45,470	$44,028	$90,070	$88,140
Securities, taxable	5,483	6,982	11,666	14,038
Securities, exempt from Federal tax	225	239	451	486
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	7,899	7,092	14,441	11,951
Total interest income	59,077	58,341	116,628	114,615

Interest expense:
Deposits	19,084	10,723	36,004	16,624
Short-term borrowings	—	787	—	1,365
Subordinated debt	538	538	1,076	1,075
Total interest expense	19,622	12,048	37,080	19,064

Net interest income before provision for credit losses on loans	39,455	46,293	79,548	95,551
Provision for credit losses on loans	471	260	655	292
Net interest income after provision for credit losses on loans	38,984	46,033	78,893	95,259

Noninterest income:
Service charges and fees on deposit accounts	891	901	1,768	2,644
Increase in cash surrender value of life insurance	521	502	1,039	995
Gain on proceeds from company-owned life insurance	219	—	219	—
Termination fees	100	—	113	11
Servicing income	90	104	180	235
Gain on sales of SBA loans	76	199	254	275
Other	379	368	750	680
Total noninterest income	2,276	2,074	4,323	4,840

Noninterest expense:
Salaries and employee benefits	15,794	13,987	31,303	28,796
Occupancy and equipment	2,689	2,422	5,132	4,822
Professional fees	1,072	1,149	2,399	2,548
Other	8,633	7,433	16,890	14,226
Total noninterest expense	28,188	24,991	55,724	50,392
Income before income taxes	13,072	23,116	27,492	49,707
Income tax expense	3,838	6,713	8,092	14,387
Net income	$9,234	$16,403	$19,400	$35,320

Earnings per common share:
Basic	$0.15	$0.27	$0.32	$0.58
Diluted	$0.15	$0.27	$0.32	$0.58

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net income	$9,234	$16,403	$19,400	$35,320
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on
available-for-sale securities and I/O strips	1,277	(4,089)	1,525	(458)
Deferred income taxes	(370)	1,187	(442)	133
Change in unrealized gains (losses) on securities and I/O strips,
net of deferred income taxes	907	(2,902)	1,083	(325)
Change in net pension and other benefit plan liability adjustment	(27)	(35)	(53)	(69)
Deferred income taxes	(7)	(4)	(15)	(8)
Change in pension and other benefit plan liability, net of
deferred income taxes	(34)	(39)	(68)	(77)
Other comprehensive income (loss)	873	(2,941)	1,015	(402)
Total comprehensive income	$10,107	$13,462	$20,415	$34,918

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2023	60,852,723	$502,923	$146,389	$(16,856)	$632,456
Net income	—	—	18,917	—	18,917
Other comprehensive income (loss)	—	—	—	2,539	2,539
Net amortization of restricted stock awards	—	382	—	—	382
Cash dividend declared $0.13 per share	—	—	(7,916)	—	(7,916)
Stock option expense, net of forfeitures and taxes	—	147	—	—	147
Stock options exercised	95,884	683	—	—	683
Balance March 31, 2023	60,948,607	504,135	157,390	(14,317)	647,208
Net income	—	—	16,403	—	16,403
Other comprehensive income (loss)	—	—	—	(2,941)	(2,941)
Issuance (forfeitures) of restricted stock awards, net	65,446	—	—	—	—
Net amortization of restricted stock awards	—	376	—	—	376
Cash dividend declared $0.13 per share	—	—	(7,940)	—	(7,940)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	96	—	—	96
Stock option expense, net of forfeitures and taxes	—	154	—	—	154
Stock options exercised	77,102	314	—	—	314
Balance June 30, 2023	61,091,155	$505,075	$165,853	$(17,258)	$653,670

Balance, January 1, 2024	61,146,835	$506,539	$179,092	$(12,730)	$672,901
Net income	—	—	10,166	—	10,166
Other comprehensive income (loss)	—	—	—	142	142
Issuance of restricted stock awards, net of forfeitures	33,908	—	—	—	—
Net amortization of restricted stock awards	—	311	—	—	311
Cash dividend declared $0.13 per share	—	—	(7,952)	—	(7,952)
RSUs and PRSUs expense, net of taxes	—	198	—	—	198
Stock option expense, net of forfeitures and taxes	—	145	—	—	145
Stock options exercised	72,882	385	—	—	385
Balance March 31, 2024	61,253,625	507,578	181,306	(12,588)	676,296
Net income	—	—	9,234	—	9,234
Other comprehensive income (loss)	—	—	—	873	873
Issuance (forfeitures) of restricted stock awards, net	(8,000)	—	—	—	—
Net amortization of restricted stock awards	—	165	—	—	165
Cash dividend declared $0.13 per share	—	—	(7,969)	—	(7,969)
RSUs and PRSUs expense, net of taxes	—	413	—	—	413
RSUs vested	35,837
Stock option expense, net of forfeitures and taxes	—	129	—	—	129
Stock options exercised	10,632	58	—	—	58
Balance June 30, 2024	61,292,094	$508,343	$182,571	$(11,715)	$679,199

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,400	$35,320
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities	(1,660)	(2,542)
Gain on sale of SBA loans	(254)	(275)
Proceeds from sale of SBA loans originated for sale	3,228	3,897
SBA loans originated for sale	(2,668)	(4,303)
Provision for credit losses on loans	655	292
Increase in cash surrender value of life insurance	(1,039)	(995)
Depreciation and amortization	629	546
Amortization of other intangible assets	1,106	1,203
Stock option expense, net	274	301
RSUs and PRSUs expense	611	96
Amortization of restricted stock awards, net	476	758
Amortization of subordinated debt issuance costs	75	75
Gain on proceeds from company-owned life insurance	(219)	—
Effect of changes in:
Accrued interest receivable and other assets	3,927	744
Accrued interest payable and other liabilities	(6,694)	25,629
Net cash provided by operating activities	17,847	60,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/paydowns/calls of securities available-for-sale	173,269	6,176
Maturities/paydowns/calls of securities held-to-maturity	28,912	32,354
Net change in loans	(30,074)	9,765
Changes in FHLB stock and other investments	(9)	(9)
Proceeds from redemption of company-owned life insurance	594	—
Purchase of premises and equipment	(1,082)	(442)
Net cash provided by investing activities	171,610	47,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	66,152	111,168
Exercise of stock options	443	997
Payment of cash dividends	(15,921)	(15,856)
Net cash provided by financing activities	50,674	96,309
Net increase in cash and cash equivalents	240,131	204,899
Cash and cash equivalents, beginning of period	408,129	306,603
Cash and cash equivalents, end of period	$648,260	$511,502

Supplemental disclosures of cash flow information:
Interest paid	$35,591	$17,280
Income taxes paid, net	$9,697	$65

Supplemental schedule of non-cash activity:
Recording of right of use assets in exchange for lease obligations	$3,045	$541

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

HBC is a commercial bank serving clients primarily located in Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara counties of California. CSNK Working Capital Finance Corp. a California corporation, dba Bay View Funding (“Bay View Funding”) is a wholly owned subsidiary of HBC, and provides business-essential working capital factoring financing to various industries throughout the United States. No client accounts for more than 10% of revenue for HBC or the Company. The Company reports its results for two segments: banking and factoring. The Company’s management uses segment results in its operating and strategic planning.

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

The results for the three months and six months ended June 30, 2024 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2024.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Accounting Guidance Issued But Not Yet Adopted

Accounting Standards Update (“ASU”) No. 2023-07,“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ("ASU 2023-07) requires filers to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will update the related disclosures upon adoption.

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

2) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. Unvested restricted stock units are not considered participating securities and as a result are not considered outstanding under the two class method of computing basic earnings per common share. There were 2,205,107, and 1,892,634 weighted average stock options outstanding for the three months and six months ended June 30, 2024, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 2,269,555 and 1,681,553 weighted average stock options outstanding for the three months and six months ended June 30, 2023, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 15,528 and 153,232 weighted average RSUs outstanding for the three months and six months ended June 30, 2024, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were 78,700 and 39,568 weighted average RSUs outstanding for the three months and six months ended June 30, 2023, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share amounts)
Net income	$9,234	$16,403	$19,400	$35,320

Weighted average common shares outstanding
for basic earnings per common share	61,279,914	61,035,435	61,233,269	60,971,828
Dilutive potential common shares	158,174	230,624	213,215	270,349
Shares used in computing diluted earnings per common share	61,438,088	61,266,059	$61,446,484	$61,242,177

Basic earnings per share	$0.15	$0.27	$0.32	$0.58
Diluted earnings per share	$0.15	$0.27	$0.32	$0.58

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2024 and 2023
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance April 1, 2024, net of taxes	$(6,853)	$(5,735)	$(12,588)
Other comprehensive income (loss) before reclassification,
net of taxes	907	(16)	891
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(18)	(18)
Net current period other comprehensive income (loss),
net of taxes	907	(34)	873

Ending balance June 30, 2024, net of taxes	$(5,946)	$(5,769)	$(11,715)

Beginning balance April 1, 2023, net of taxes	$(8,817)	$(5,500)	$(14,317)
Other comprehensive income (loss) before reclassification,
net of taxes	(2,902)	(14)	(2,916)
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(25)	(25)
Net current period other comprehensive income (loss),
net of taxes	(2,902)	(39)	(2,941)

Ending balance June 30, 2023, net of taxes	$(11,719)	$(5,539)	$(17,258)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”) and includes split-dollar life insurance benefit plan.

	Six Months Ended June 30, 2024 and 2023
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2024, net of taxes	$(7,029)	(5,701)	(12,730)
Other comprehensive income (loss) before reclassification,
net of taxes	1,083	(32)	1,051
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(36)	(36)
Net current period other comprehensive income (loss),
net of taxes	1,083	(68)	1,015

Ending balance June 30, 2024, net of taxes	$(5,946)	$(5,769)	$(11,715)

Beginning balance January 1, 2023, net of taxes	$(11,394)	$(5,462)	$(16,856)
Other comprehensive income (loss) before reclassification,
net of taxes	(325)	(28)	(353)
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(49)	(49)
Net current period other comprehensive income (loss),
net of taxes	(325)	(77)	(402)

Ending balance June 30, 2023, net of taxes	$(11,719)	$(5,539)	$(17,258)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2024	2023	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$52	$48
Prior service cost and actuarial losses (3)	(26)	(13)
	26	35	Other noninterest expense
	(8)	(10)	Income tax benefit
Total reclassification from AOCI for the period	$18	$25	Net of tax
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

	Amounts Reclassified from
	AOCI
	Six Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2024	2023	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$104	$95
Prior service cost and actuarial losses (3)	(52)	(26)
	52	69	Other noninterest expense
	(16)	(20)	Income tax benefit
Total reclassification from AOCI for the period	$36	$49	Net of tax

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows for the periods indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2024	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$222,260	$—	$(3,578)	$—	$218,682
Agency mortgage-backed securities	59,176	—	(4,815)	—	54,361
Total	$281,436	$—	$(8,393)	$—	$273,043

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
June 30, 2024	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$589,386	$17	$(92,075)	$497,328	$—
Municipals - exempt from Federal tax	31,804	—	(1,694)	30,110	(12)
Total	$621,190	$17	$(93,769)	$527,438	$(12)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2023	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$387,990	$—	$(5,621)	$—	$382,369
Agency mortgage-backed securities	64,580	—	(4,313)	—	60,267
Total	$452,570	$—	$(9,934)	$—	$442,636

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2023	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$618,374	$282	$(86,011)	$532,645	$—
Municipals - exempt from Federal tax	32,203	3	(724)	31,482	(12)
Total	$650,577	$285	$(86,735)	$564,127	$(12)

Securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position are as follows at the dates indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$—	$—	$218,682	$(3,578)	$218,682	$(3,578)
Agency mortgage-backed securities	—	—	54,361	(4,815)	54,361	(4,815)
Total	$—	$—	$273,043	$(8,393)	$273,043	$(8,393)

Securities held-to-maturity:
Agency mortgage-backed securities	$5,184	$(37)	$485,672	$(92,038)	$490,856	$(92,075)
Municipals — exempt from Federal tax	8,561	(218)	20,784	(1,476)	29,345	(1,694)
Total	$13,745	$(255)	$506,456	$(93,514)	$520,201	$(93,769)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$4,926	$(40)	$377,443	$(5,581)	$382,369	$(5,621)
Agency mortgage-backed securities	—	—	60,267	(4,313)	60,267	(4,313)
Total	$4,926	$(40)	$437,710	$(9,894)	$442,636	$(9,934)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$520,615	$(86,011)	$520,615	$(86,011)
Municipals — exempt from Federal tax	9,790	(176)	13,151	(548)	22,941	(724)
Total	$9,790	$(176)	$533,766	$(86,559)	$543,556	$(86,735)

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

During the dates and periods covered by these financial statements, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2024, the Company held 407 securities (137 available-for-sale and 270 held-to-maturity), of which 401 had fair value below amortized cost. The unrealized/unrecognized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.

The amortized cost and estimated fair values of securities as of June 30, 2024 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$37,415	$37,324
Due after three months through one year	159,800	156,744
Due after one through five years	25,045	24,614
Agency mortgage-backed securities	59,176	54,361
Total	$281,436	$273,043

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value

	(Dollars in thousands)
Due after three months through one year	$665	$663
Due after one through five years	8,869	8,569
Due after five through ten years	22,270	20,878
Agency mortgage-backed securities	589,386	497,328
Total	$621,190	$527,438

(1)	Gross of the allowance for credit losses of ($12,000) at June 30, 2024.

Securities with amortized cost of $831,284,000 and $1,041,608,000 as of June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law or contract. The decrease in pledged securities at June 30, 2024 was due to securities maturities.

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Balance Sheet. The table below presents a roll-forward by major security type for the six months ended June 30, 2024 of the allowance for credit losses on debt securities held-to-maturity at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2024	$12
Provision for credit losses	—
Ending balance June 30, 2024	$12

The bond ratings for the Company’s municipal investment securities at June 30, 2024 were consistent with the ratings at December 31, 2023.

5) Loans and Allowance for Credit Losses on Loans

In accordance with Accounting Standards Codification (“ASC”) 326, the Company is required to measure the allowance for credit losses of financial assets with similar risk characteristics on a collective or pooled basis. In considering the segmentation of financial assets measured at amortized cost into pools, the Company considered various risk characteristics in its analysis. Generally, the segmentation utilized represents the level at which the Company develops and documents its systematic methodology to determine the allowance for credit losses for the financial assets held at amortized cost, specifically the Company's loan portfolio and debt securities classified as held-to-maturity. Descriptions of the Company’s loan portfolio segments are included in Note 1 “Summary of Significant Accounting Policies” of the 2023 Form 10-K.

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows at the dates indicated:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$477,929	$463,778
Real estate:
CRE - owner occupied	594,504	583,253
CRE - non-owner occupied	1,283,323	1,256,590
Land and construction	125,374	140,513
Home equity	126,562	119,125
Multifamily	268,968	269,734
Residential mortgages	484,809	496,961
Consumer and other	18,758	20,919
Loans	3,380,227	3,350,873
Deferred loan fees, net	(434)	(495)
Loans, net of deferred fees	3,379,793	3,350,378
Allowance for credit losses on loans	(47,954)	(47,958)
Loans, net	$3,331,839	$3,302,420

The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures.

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,029	$5,141	$26,409	$1,882	$753	$4,309	$4,199	$166	$47,888
Charge-offs	(510)	—	—	—	—	—	—	—	(510)
Recoveries	64	6	—	—	35	—	—	—	105
Net (charge-offs) recoveries	(446)	6	—	—	35	—	—	—	(405)
Provision for (recapture of)
credit losses on loans	427	197	438	(359)	26	(40)	(239)	21	471
End of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954

	Three Months Ended June 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,534	$5,453	$22,677	$3,176	$688	$4,392	$4,196	$157	$47,273
Charge-offs	(24)	—	—	—	—	—	—	—	(24)
Recoveries	108	4	—	—	182	—	—	—	294
Net recoveries	84	4	—	—	182	—	—	—	270
Provision for (recapture of)
credit losses on loans	(68)	6	846	(306)	(140)	(9)	(67)	(2)	260
End of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803

	Six Months Ended June 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(868)	—	—	—	—	—	—	—	(868)
Recoveries	146	10	—	—	53	—	—	—	209
Net (charge-offs) recoveries	(722)	10	—	—	53	—	—	—	(659)
Provision for (recapture of)
credit losses on loans	(121)	213	1,524	(829)	117	(784)	535	—	655
End of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954

	Six Months Ended June 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(158)	—	—	—	(246)	—	—	—	(404)
Recoveries	188	8	—	—	207	—	—	—	403
Net (charge-offs) recoveries	30	8	—	—	(39)	—	—	—	(1)
Provision for (recapture of)
credit losses on loans	(97)	(296)	1,388	(71)	103	1,017	(1,778)	26	292
End of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the dates indicated:

	June 30, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$737	$163	$248	$1,148
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,774	—	—	4,774
Home equity	108	—	—	108
Total	$5,619	$163	$248	$6,030

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

The following tables present the aging of past due loans by class at the dates indicated:

	June 30, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,445	$1,747	$586	$6,778	$471,151	$477,929
Real estate:
CRE - Owner Occupied	—	—	—	—	594,504	594,504
CRE - Non-Owner Occupied	1,272	4,548	—	5,820	1,277,503	1,283,323
Land and construction	—	1,081	4,774	5,855	119,519	125,374
Home equity	650	—		650	125,912	126,562
Multifamily	—	—	—	—	268,968	268,968
Residential mortgages	—	—		—	484,809	484,809
Consumer and other	—	—	—	—	18,758	18,758
Total	$6,367	$7,376	$5,360	$19,103	$3,361,124	$3,380,227

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Past due nonaccrual loans	$5,405	$6,100
Current nonaccrual loans	377	718
Total nonaccrual loans	$5,782	$6,818

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

Credit Quality Indicators

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. Descriptions of the Company’s credit quality indicators by financial asset are included in Note 4 “Loans and Allowance for Credit Losses on Loans” of the 2023 Form 10-K.

The following tables show the Company’s loan portfolio by credit quality indicator and year of origination at June 30, 2024 and December 31, 2023. The loan categories are based on the loan segmentation in the Company's current expected credit loss (“CECL”) reserve methodology for the calculation of the allowance for credit losses on loans based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of June 30, 2024						Amortized
	6/30/2024	2023	2022	2021	2020	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$82,867	$29,737	$22,428	$18,622	$12,239	$33,165	$270,611	$469,669
Special Mention	567	77	390	146	—	222	966	2,368
Substandard	—	—	609	—	—	4,383	—	4,992
Substandard-Nonaccrual	—	—	—	330	—	570	—	900
Total	83,434	29,814	23,427	19,098	12,239	38,340	271,577	477,929

CRE - Owner Occupied:
Pass	27,590	32,054	83,628	108,417	67,581	257,152	9,759	586,181
Special Mention	—	—	247	3,196	453	1,234	—	5,130
Substandard	—	—	—	—	3,193	—	—	3,193
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	27,590	32,054	83,875	111,613	71,227	258,386	9,759	594,504

CRE - Non-Owner Occupied:
Pass	54,642	224,705	238,696	258,644	27,502	456,023	4,237	1,264,449
Special Mention	—	—	—	701	—	1,288	—	1,989
Substandard	—	—	—	4,548	—	11,843	494	16,885
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	54,642	224,705	238,696	263,893	27,502	469,154	4,731	1,283,323

Land and construction:
Pass	16,173	44,420	39,564	16,984	215	—	—	117,356
Special Mention	—	—	—	—	—	2,163	—	2,163
Substandard	—	—	—	—	—	1,081	—	1,081
Substandard-Nonaccrual	—	—	—	3,808	966	—	—	4,774
Total	16,173	44,420	39,564	20,792	1,181	3,244	—	125,374

Home equity:
Pass	—	—	—	—	—	2,320	120,387	122,707
Special Mention	—	—	—	—	—	—	2,256	2,256
Substandard	—	—	—	—	—	—	1,491	1,491
Substandard-Nonaccrual	—	—	—	—	—	108	—	108
Total	—	—	—	—	—	2,428	124,134	126,562

Multifamily:
Pass	6,644	46,735	40,084	54,650	5,322	114,988	545	268,968
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	6,644	46,735	40,084	54,650	5,322	114,988	545	268,968

Residential mortgage:
Pass	2,376	1,672	185,298	259,575	1,022	34,685	—	484,628
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	181	—	181
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	2,376	1,672	185,298	259,575	1,022	34,866	—	484,809

Consumer and other:
Pass	—	701	1,369	53	—	2,027	13,544	17,694
Special Mention	—	681	—	—	—	83	300	1,064
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	—	1,382	1,369	53	—	2,110	13,844	18,758

Total loans	$190,859	$380,782	$612,313	$729,674	$118,493	$923,516	$424,590	$3,380,227

Risk Grades:
Pass	$190,292	$380,024	$611,067	$716,945	$113,881	$900,360	$419,083	$3,331,652
Special Mention	567	758	637	4,043	453	4,990	3,522	14,970
Substandard	—	—	609	4,548	3,193	17,488	1,985	27,823
Substandard-Nonaccrual	—	—	—	4,138	966	678	—	5,782
Grand Total	$190,859	$380,782	$612,313	$729,674	$118,493	$923,516	$424,590	$3,380,227

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2023						Amortized
	2023	2022	2021	2020	2019	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$99,387	$25,250	$19,732	$14,929	$11,893	$22,134	$258,461	$451,786
Special Mention	2,107	1,092	41	—	133	1,134	467	4,974
Substandard	4	1,516	—	100	185	3,835	142	5,782
Substandard-Nonaccrual	—	—	349	—	116	771	—	1,236
Total	101,498	27,858	20,122	15,029	12,327	27,874	259,070	463,778

CRE - Owner Occupied:
Pass	32,993	86,688	110,613	68,184	52,885	214,729	10,302	576,394
Special Mention	—	250	3,241	462	—	1,802	—	5,755
Substandard	—	—	—	—	1,100	4	—	1,104
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	32,993	86,938	113,854	68,646	53,985	216,535	10,302	583,253

CRE - Non-Owner Occupied:
Pass	225,505	243,080	267,870	28,315	92,648	370,552	3,199	1,231,169
Special Mention	—	—	—	—	7,493	10,040	—	17,533
Substandard	—	—	—	—	—	7,614	274	7,888
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	225,505	243,080	267,870	28,315	100,141	388,206	3,473	1,256,590

Land and construction:
Pass	40,142	52,862	27,419	9,273	1,864	—	—	131,560
Special Mention	2,163	—	—	—	—	—	—	2,163
Substandard	2,129	—	—	—	—	—	—	2,129
Substandard-Nonaccrual	—	—	3,706	955	—	—	—	4,661
Total	44,434	52,862	31,125	10,228	1,864	—	—	140,513

Home equity:
Pass	—	—	—	—	—	1,463	111,250	112,713
Special Mention	—	—	—	—	—	—	2,110	2,110
Substandard	—	—	—	—	—	—	4,160	4,160
Substandard-Nonaccrual	—	—	—	—	—	—	142	142
Total	—	—	—	—	—	1,463	117,662	119,125

Multifamily:
Pass	47,089	41,112	55,557	5,394	42,129	75,890	355	267,526
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,208	—	2,208
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	47,089	41,112	55,557	5,394	42,129	78,098	355	269,734

Residential mortgage:
Pass	1,684	187,417	268,617	1,037	6,861	28,892	—	494,508
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	973	—	—	—	701	—	1,674
Substandard-Nonaccrual	—	779	—	—	—	—	—	779
Total	1,684	189,169	268,617	1,037	6,861	29,593	—	496,961

Consumer and other:
Pass	2,332	1,376	3	—	—	2,089	14,961	20,761
Special Mention	—	—	62	—	—	96	—	158
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	2,332	1,376	65	—	—	2,185	14,961	20,919

Total loans	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

Risk Grades:
Pass	$449,132	$637,785	$749,811	$127,132	$208,280	$715,749	$398,528	$3,286,417
Special Mention	4,270	1,342	3,344	462	7,626	13,072	2,577	32,693
Substandard	2,133	2,489	—	100	1,285	14,362	4,576	24,945
Substandard-Nonaccrual	—	779	4,055	955	116	771	142	6,818
Grand Total	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

The following tables present the gross charge-offs by class of loans and year of origination for the periods indicated:

Gross Charge-offs by Originated Period for the Three Months Ended June 30, 2024
						Prior	Revolving
	6/30/2024	2023	2022	2021	2020	Periods	Loans	Total

(Dollars in thousands)
Commercial	$—	$416	$—	$—	$—	$94	$—	$510
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$416	$—	$—	$—	$94	$—	$510

Gross Charge-offs by Originated Period for the Three Months Ended June 30, 2023
						Prior	Revolving
	6/30/2023	2022	2021	2020	2019	Periods	Loans	Total

(Dollars in thousands)
Commercial	$—	$4	$—	$—	$—	$20	$—	$24
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$4	$—	$—	$—	$20	$—	$24

Gross Charge-offs by Originated Period for the Six Months Ended June 30, 2024
						Prior	Revolving
	06/30/2024	2023	2022	2021	2020	Periods	Loans	Total

(Dollars in thousands)
Commercial	$—	$416	$—	$—	$—	$452	$—	$868
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$416	$—	$—	$—	$452	$—	$868

	Gross Charge-offs by Originated Period for the Six Months Ended June 30, 2023
						Prior	Revolving
	06/30/2023	2022	2021	2020	2019	Periods	Loans	Total

	(Dollars in thousands)
Commercial	$—	$4	$—	$—	$49	$105	$—	$158
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	246	246
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$4	$—	$—	$49	$105	$246	$404

The amortized cost basis of collateral-dependent loans at June 30, 2024 and December 31, 2023 was $163,000 and $290,000, respectively, and were secured by business assets.

When management determines that foreclosures are probable, expected credit losses for collateral-dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For loans which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, management has elected the practical expedient method under ASC 326 to estimate expected credit losses based on the fair value of collateral, adjusted for selling costs as appropriate. The class of loan represents the primary collateral type associated with the loan. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

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

Three Months Ended June 30, 2024
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$—	$—	$—	$—	$—	$—	—%
Total	$—	$—	$—	$—	$—	$—	—%

Three Months Ended June 30, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$—	$22	$—	$—	$—	$28	0.01%
Total	$—	$22	$—	$—	$—	$28	0.01%

Six Months Ended June 30, 2024
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$—	$—	$33	$—	$—	$—	0.01%
Total	$—	$—	$33	$—	$—	$—	0.01%

Six Months Ended June 30, 2023
					Combination	Combination
					Term	Term
					Extension	Extension	Total
				Interest	and	and	Class of
	Principal	Payment	Term	Rate	Principal	Interest Rate	Financing
	Forgiveness	Delay	Extension	Reduction	Forgiveness	Reduction	Receivables

(Dollars in thousands)
Commercial	$3	$110	$36	$—	$—	$28	0.04%
Total	$3	$110	$36	$—	$—	$28	0.04%

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

Three Months Ended June 30, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

(Dollars in thousands)
Commercial	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Three Months Ended June 30, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due

	(Dollars in thousands)
Commercial	$22	$—	$28	$50
Total	$22	$—	$28	$50

	Six Months Ended June 30, 2024
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

Three Months Ended June 30, 2024
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$—	—%	—
Total	$—	—%	—

Three Months Ended June 30, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$—	0.25%	15
Total	$—	0.25%	15

Six Months Ended June 30, 2024
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$—	—%	10
Total	$—	—%	10

Six Months Ended June 30, 2023
		Weighted	Weighted
		Average	Average
		Interest	Term
	Principal	Rate	Extension
	Forgiveness	Reduction	(Months)

(Dollars in thousands)
Commercial	$3	0.25%	14
Total	$3	0.25%	14

There were no payment defaults for loans modified for the three and six months ended June 30, 2024 and June 30, 2023.

6) Goodwill and Other Intangible Assets

Goodwill

At June 30, 2024, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to the acquisition of Bay View Funding, the Bank’s factoring subsidiary, $32,619,000 from the acquisition of Focus Business Bank, $13,819,000 from the acquisition of Tri-Valley Bank, $24,271,000 from the acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

The Company's policy is to test goodwill for impairment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. The Company completed its annual goodwill impairment analysis as of November 30, 2023 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting units exceeded the carrying value. No events or circumstances since the November 30, 2023 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	June 30, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(17,658)	$7,365
Customer relationship and brokered relationship intangibles	1,900	(1,836)	64
Below market leases	110	(18)	92
Total	$27,033	$(19,512)	$7,521

	December 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(16,646)	$8,377
Customer relationship and brokered relationship intangibles	1,900	(1,741)	159
Below market leases	110	(19)	91
Total	$27,033	$(18,406)	$8,627

As of June 30, 2024, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2024 remaining	$1,011	$64	$6	$1,081
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
2028	999	—	18	1,017
2029	610	—	14	624
	$7,365	$64	$92	$7,521

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2024 and December 31, 2023.

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

The Company had net deferred tax assets of $28,102,000 and $29,765,000, at June 30, 2024 and December 31, 2023, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2024 and December 31, 2023 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Low income housing investments	$2,436	$2,794
Future commitments	$494	$494

The Company expects $14,000 of the future commitments to be paid in 2024, and $480,000 in 2025 through 2027.

For tax purposes, the Company had low income housing tax credits of $140,000 and $180,000 for the three months ended June 30, 2024 and 2023, respectively, and low income housing investment expense of $149,000 and $186,000, respectively. For tax purposes, the Company had low income housing tax credit of $281,000 and $360,000 for the six months ended June 30, 2024 and 2023, respectively, and low income housing investment expense of $297,000 and $371,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$51	$48	$102	$96
Interest cost	318	324	636	648
Amortization of net actuarial loss	26	13	52	26
Net periodic benefit cost	$395	$385	$790	$770

Amount recognized in other comprehensive income (loss)	$18	$9	$36	$18

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,951	$7,060
Interest cost	172	365
Actuarial loss	—	(474)
Projected benefit obligation at end of period	$7,123	$6,951

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Net actuarial loss	$(2,258)	$(2,108)
Prior transition obligation	(655)	(701)
Accumulated other comprehensive income (loss)	$(2,913)	$(2,809)

	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(52)	$(48)	$(104)	$(95)
Interest cost	86	91	172	182
Net periodic benefit cost	$34	$43	$68	$87

Amount recognized in other comprehensive income (loss)	$(52)	$(48)	$(104)	$(96)

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at June 30, 2024
Available-for-sale securities:
U.S. Treasury	$218,682	$218,682	$—	$—
Agency mortgage-backed securities	54,361	—	54,361	—
I/O strip receivables	101	—	101	—

Assets at December 31, 2023
Available-for-sale securities:
U.S. Treasury	$382,369	$382,369	$—	$—
Agency mortgage-backed securities	60,267	—	60,267	—
I/O strip receivables	117	—	117	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at June 30, 2024 or December 31, 2023.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At June 30, 2024 and December 31, 2023, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of financial instruments at June 30, 2024 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$648,260		$648,260	$—	$—	$648,260
Securities available-for-sale	273,043		218,682	54,361	—	273,043
Securities held-to-maturity	621,178		—	527,438	—	527,438
Loans (including loans held-for-sale)	3,381,692	(1)	—	1,899	3,176,904	3,178,803
FHLB stock, FRB stock, and other
investments	32,549		—	—	—	N/A
Accrued interest receivable	14,441		774	1,806	11,861	14,441
I/O strips receivables	101		—	101	—	101
Liabilities:
Time deposits	$492,780		$—	$494,689	$—	$494,689
Other deposits	3,951,830		—	3,951,830	—	3,951,830
Subordinated debt	39,577		—	32,377	—	32,377
Accrued interest payable	5,176		—	5,176	—	5,176

(1) Before allowance for credit losses on loans of $47,954,000.

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

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the 2013 Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which reserved for issuance 600,000 shares, plus the number of shares available for issuance under the 2013 Plan that had not been made subject to outstanding awards as of the effective date of the 2023 Plan. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Each RSU granted to non-executive employees generally vests ratably over three years. For the six months ended June 30, 2024, the Company granted 271,699 RSUs. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. There were 941,668 shares available for the issuance of equity awards under the 2023 Plan as of June 30, 2024.

The Company’s Executive Officer Cash Incentive Plan is comprised of formula-based financial measures. The executive officers that participate in the plan receive 50% of their award value in RSUs and 50% of their award value in PRSUs contingent on relative return on average tangible common equity (“ROATCE”) performance compared to a peer group at the end of a three year performance period. PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the six months ended June 30, 2024, the Company granted 149,923 shares of PRSUs.

Restricted stock is subject to time vesting. Restricted stock granted to the Board of Directors generally vests in one year. For the six months ended June 30, 2024, the Company granted 57,123 shares of restricted stock.

Stock option activity under the Equity Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	2,637,356	$10.40
Exercised	(83,514)	$5.31
Forfeited or expired	(178,949)	$10.48
Outstanding at June 30, 2024	2,374,893	$10.58	5.38	$839,424
Vested or expected to vest	2,232,399		5.38	$789,058
Exercisable at June 30, 2024	1,873,560		4.60	$634,787

Information related to the Equity Plans for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Intrinsic value of options exercised	$296,873	$620,013
Cash received from option exercise	$443,552	$996,453
Tax (expense) benefit realized from option exercises	$(17,996)	$(5,902)
Weighted average fair value of options granted	$—	$1.32

As of June 30, 2024, there was $881,000 of total unrecognized compensation cost related to unvested stock options granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.29 years.

Restricted stock activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2024	185,413	$10.87
Granted	57,123	$8.49
Vested	(106,372)	$8.98
Forfeited or expired	(31,215)	$11.43
Nonvested shares at June 30, 2024	104,949	$10.08

As of June 30, 2024, there was $721,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Plans. The cost is expected to be recognized over a weighted-average period of approximately 0.93 years.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2024	119,362	$7.41
Granted	271,699	$8.45
Vested	(35,837)	$8.21
Forfeited or expired	(38,934)	$7.81
Nonvested shares at June 30, 2024	316,290	$8.21

As of June 30, 2024, there were $2,365,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.55 years.

PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2024	119,358	$7.41
Granted	149,923	$8.49
Forfeited or expired	(39,862)	$7.75
Nonvested shares at June 30, 2024	229,419	$8.21

As of June 30, 2024, there were $1,461,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.35 years.

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

	June 30, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,236,253	$792,027	$—	$792,027
FRB discount window collateralized line of credit	1,797,763	1,404,998	—	1,404,998
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
	$3,034,016	$2,307,025	$—	$2,307,025

	December 31, 2023
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,600,371	$1,100,931	$—	$1,100,931
FRB discount window collateralized line of credit	1,658,642	1,235,573	—	1,235,573
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
Total	$3,259,013	$2,446,504	$—	$2,446,504

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at June 30, 2024 and December 31, 2023.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $423,000, totaled $39,577,000 at June 30, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2024. There are no conditions or events since June 30, 2024, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2024 and December 31, 2023, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2024
Total Capital	$601,515	15.6%	$404,170	10.5%
(to risk-weighted assets)
Tier 1 Capital	$516,127	13.4%	$327,185	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$516,127	13.4%	$269,446	7.0%
(to risk-weighted assets)
Tier 1 Capital	$516,127	10.2%	$201,816	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

The Subordinated Debt, net of unamortized issuance costs, totaled $39,577,000 at June 30, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements for the periods indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under PCA Regulatory		Purposes
	Actual		Guidelines		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of June 30, 2024
Total Capital	$580,727	15.1%	$384,673	10.0%	$403,907	10.5%
(to risk-weighted assets)
Tier 1 Capital	$534,916	13.9%	$307,739	8.0%	$326,972	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$534,916	13.9%	$250,038	6.5%	$269,271	7.0%
(to risk-weighted assets)
Tier 1 Capital	$534,916	10.6%	$252,145	5.0%	$201,716	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2023
Total Capital	$572,907	14.9%	$383,542	10.0%	$402,719	10.5%
(to risk-weighted assets)
Tier 1 Capital	$529,836	13.8%	$306,834	8.0%	$326,011	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$529,836	13.8%	$249,302	6.5%	$268,479	7.0%
(to risk-weighted assets)
Tier 1 Capital	$529,836	10.4%	$254,869	5.0%	$203,895	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

Under the California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2024, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $79,477,000. HBC distributed to HCC dividends of $8,000,000 during the first and second quarter of 2024 for a total of $16,000,000.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits and examinations, administrative proceedings and other claims, and from time to time we may be subjected to increased risk associated with the acts or omissions of our clients (such as clients who, unbeknownst to the Bank or the Company, may engage in or become associated with fraudulent or unlawful transactions, Ponzi schemes, money laundering, and similar unlawful acts). A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are ultimately determined to be liable.

At June 30, 2024, the Company was the subject of three pending legal proceedings (excluding pending and potential litigation arising in the ordinary course of business). All three such claims are employment-related. Between November 2020 and October 2021, three employees filed employment-related lawsuits against the Bank. Two of the claims purport to be class actions on behalf of other employees and seek unspecified damages, penalties and attorney fees under the California Labor Code, the California Business and Professions Code, and the California Private Attorneys General Act (“PAGA”). The third such claim is an individual claim alleging race and gender discrimination, wage violations, and a variety of other claims. The claimants in all three actions allege various instances of disability, race and gender discrimination, wage-and-hour violations, retaliation, and related claims. All of these cases remain pending in Alameda County Superior Court following a series of motions and interlocutory appeals, and are currently set for trial late in the fourth quarter of 2024. The Company contends that the underlying claims are without merit and intends to defend them vigorously. Some, but not all, of the claims may be covered wholly or in part by insurance.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, the Company cannot always reasonably estimate the amount or range of possible losses, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.

At this time, we believe that the amount of reasonably possible losses resulting from final disposition of pending or threatened lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims. Likewise, factors that affect the insurance coverage for these matters may affect our estimates of the relevant contingent liabilities, and we generally adjust our estimates based on known factors that affect that coverage as those factors come to light. Legal costs related to such claims are expensed as incurred.

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,117,224,000 at June 30, 2024, and $1,149,056,000 at December 31, 2023. Unused commitments represented 33% and 34% of outstanding gross loans at June 30, 2024 and December 31, 2023, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	June 30, 2024			December 31, 2023
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$83,073	$1,020,111	$1,103,184	$96,166	$1,041,608	$1,137,774
Standby letters of credit	5,656	8,384	14,040	4,283	6,999	11,282
	$88,729	$1,028,495	$1,117,224	$100,449	$1,048,607	$1,149,056

For the six months ended June 30, 2024, there was a decrease of ($83,000) to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The decrease in the allowance for credit losses for off-balance sheet credit exposures in the first six months of 2024 was driven by a decline in the loss factor due to an improved forecast in the commercial and industrial and land and construction loan segments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $684,000 at June 30, 2024 and $767,000 at December 31, 2023.

14) Revenue Recognition

Service charges and fees on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. We sometimes charge clients fees that are not specifically related to the client accessing its funds, such as account maintenance or dormancy fees. The amount of deposit fees assessed varies based on a number of factors, such as the type of client and account, the quantity of transactions, and the size of the deposit balance. We charge, and in some circumstances do not charge, fees to earn additional revenue and influence certain client behavior. An example would be where we do not charge a monthly service fee, or do not charge for certain transactions, for clients that have a high deposit balance. Deposit fees are considered either transactional in nature (such as wire transfers, nonsufficient fund fees, and stop payment orders) or non-transactional (such as account maintenance and dormancy fees). These fees are recognized as earned or as transactions occur and services are provided. Check orders and other deposit account related fees are largely transactional based and, therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients’ accounts.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU 2020-05 Revenue from Contracts with Customers (Topic 606), for the periods indicated:

	Three Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$891	$901
Total noninterest income in-scope of Topic 606	891	901
Noninterest Income Out-of-scope of Topic 606	1,385	1,173
Total noninterest income	$2,276	$2,074

	Six Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,768	$2,644
Total noninterest income in-scope of Topic 606	1,768	2,644
Noninterest Income Out-of-scope of Topic 606	2,555	2,196
Total noninterest income	$4,323	$4,840

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Salaries and employee benefits	$15,794	$13,987	$31,303	$28,796
Occupancy and equipment	2,689	2,422	5,132	4,822
Insurance expense	1,639	1,512	3,273	3,032
Professional fees	1,072	1,149	2,399	2,548
Data processing	995	913	1,835	1,687
Client services	906	507	1,688	951
Software subscriptions	713	631	1,291	1,221
Other	4,380	3,870	8,803	7,335
Total noninterest expense	$28,188	$24,991	$55,724	$50,392

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of June 30, 2024, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $32,468,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,723	$1,709	$3,398	$3,410
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,716	$1,703	$3,401	$3,348
Operating Lease - ROU assets	$32,468	$33,267	$32,468	$33,267
Operating Lease - Liabilities	$32,468	$33,267	$32,468	$33,267
Weighted Average Lease Term - Operating Leases	5.54 years	6.29 years	5.54 years	6.29 years
Weighted Average Discount Rate - Operating Leases	5.51%	4.83%	5.51%	4.83%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of June 30, 2024:

(Dollars in thousands)
2024 remaining	$3,514
2025	7,031
2026	6,490
2027	6,267
2028	5,666
Thereafter	9,372
Total undiscounted cash flows	38,340
Discount on cash flows	(5,872)
Total lease liability	$32,468

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

	Three Months Ended June 30, 2024
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$56,163	$2,914	$59,077
Intersegment interest allocations	453	(453)	—
Total interest expense	19,622	—	19,622
Net interest income	36,994	2,461	39,455
Provision for (recapture of) credit losses on loans	85	386	471
Net interest income after provision	36,909	2,075	38,984
Noninterest income	2,089	187	2,276
Noninterest expense	26,541	1,647	28,188
Intersegment expense allocations	132	(132)	—
Income before income taxes	12,589	483	13,072
Income tax expense	3,695	143	3,838
Net income	$8,894	$340	$9,234

Total assets	$5,179,963	$83,061	$5,263,024
Loans, net of deferred fees	$3,323,107	$56,686	$3,379,793
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended June 30, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$54,494	$3,847	$58,341
Intersegment interest allocations	524	(524)	—
Total interest expense	12,048	—	12,048
Net interest income	42,970	3,323	46,293
Provision for (recapture of) credit losses on loans	409	(149)	260
Net interest income after provision	42,561	3,472	46,033
Noninterest income	2,017	57	2,074
Noninterest expense	23,329	1,662	24,991
Intersegment expense allocations	152	(152)	—
Income before income taxes	21,401	1,715	23,116
Income tax expense	6,206	507	6,713
Net income	$15,195	$1,208	$16,403

Total assets	$5,227,310	$84,527	$5,311,837
Loans, net of deferred fees	$3,227,905	$60,879	$3,288,784
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Six Months Ended June 30, 2024
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$110,876	$5,752	$116,628
Intersegment interest allocations	876	(876)	—
Total interest expense	37,080	—	37,080
Net interest income	74,672	4,876	79,548
Provision for (recapture of) credit losses on loans	370	285	655
Net interest income after provision	74,302	4,591	78,893
Noninterest income	4,048	275	4,323
Noninterest expense	52,630	3,094	55,724
Intersegment expense allocations	260	(260)	—
Income before income taxes	25,980	1,512	27,492
Income tax expense	7,645	447	8,092
Net income	$18,335	$1,065	$19,400

Total assets	$5,179,963	$83,061	$5,263,024
Loans, net of deferred fees	$3,323,107	$56,686	$3,379,793
Goodwill	$154,587	$13,044	$167,631

	Six Months Ended June 30, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$106,767	$7,848	$114,615
Intersegment interest allocations	1,229	(1,229)	—
Total interest expense	19,064	—	19,064
Net interest income	88,932	6,619	95,551
Provision (recapture) for credit losses on loans	553	(261)	292
Net interest income after provision	88,379	6,880	95,259
Noninterest income	4,699	141	4,840
Noninterest expense	47,057	3,335	50,392
Intersegment expense allocations	326	(326)	—
Income before income taxes	46,347	3,360	49,707
Income tax expense	13,394	993	14,387
Net income	$32,953	$2,367	$35,320

Total assets	$5,227,310	$84,527	$5,311,837
Loans, net of deferred fees	$3,227,905	$60,879	$3,288,784
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On July 25, 2024, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on August 22, 2024, to shareholders of record at the close of the business day on August 8, 2024.

On July 25, 2024, the Company announced that its Board of Directors adopted a share repurchase program under which the Company is authorized to repurchase up to $15 million of the Company’s shares of its issued and outstanding common stock.

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

EXECUTIVE SUMMARY

The Company conducts a general commercial banking business through the Bank. Our primary operations are located in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. Our market includes the cities of Oakland, San Francisco, and San Jose, the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Bank’s clients are primarily closely held businesses and professionals. We also have limited operations in other regions by virtue of Bay View Funding, the Bank’s factoring subsidiary, which provides factoring and other alternative corporate financing services.

Performance Overview

For the three months ended June 30, 2024, net income was $9.2 million, or $0.15 per average diluted common share, compared to $16.4 million, or $0.27 per average diluted common share, for the three months ended June 30, 2023. The Company’s annualized return on average assets was 0.71% and annualized return on average equity was 5.50% for the three months ended June 30, 2024, compared to 1.25% and 10.12%, respectively, for the three months ended June 30, 2023. The Company’s annualized return on average tangible assets was 0.74% and annualized return on average tangible common equity was 7.43% for the three months ended June 30, 2024, compared to 1.29% and 13.93%, respectively, for the three months ended June 30, 2023. The annualized return on average tangible assets and annualized return on average tangible common equity are non-GAAP financial measures.

For the six months ended June 30, 2024, net income was $19.4 million, or $0.32 per average diluted common share, compared to $35.3 million, or $0.58 per average diluted common share, for the six months ended June 30, 2023. The Company’s annualized return on average assets was 0.75% and annualized return on average equity was 5.79% for the six months ended June 30, 2024, compared to 1.35% and 11.06%, respectively, for the six months ended June 30, 2023. The Company’s annualized return on average tangible assets was 0.78% and annualized return on average tangible common equity was 7.84% for the six months ended June 30, 2024, compared to 1.40% and 15.29%, respectively, for the six months ended June 30, 2023. The annualized return on average tangible assets and annualized return on average tangible common equity are non-GAAP financial measures.

Second Quarter 2024 Highlights

Results of Operations:

●	Net interest income decreased (15%) to $39.5 million for the second quarter of 2024, compared to $46.3 million for the second quarter of 2023. The non-GAAP fully tax equivalent (“FTE”) net interest margin contracted 50 basis points to 3.26% for the second quarter of 2024, from 3.76% for the second quarter of 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing demand deposits, an increase in the average balance of interest-bearing Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”) deposits, a decrease in average interest earning assets, and a decrease in the average balance of higher yielding Bay View Funding factored receivables, partially offset by an increase in the rate on core loans and overnight funds.

●	For the first six months of 2024, net interest income decreased (17%) to $79.5 million, compared to $95.6 million for the first six months of 2023. The non-GAAP FTE net interest margin decreased 62 basis points to 3.30% for the first six months of 2024, from 3.92% for the first six months of 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing demand deposits, an increase in the average balance of interest-bearing ICS/CDARS deposits, a decrease in average interest earning assets, and a decrease in the average balance of higher yielding Bay View Funding factored receivables, partially offset by an increase in the rate on core loans and overnight funds.

●	The average yield on the total loan portfolio increased to 5.49% for the second quarter of 2024, compared to 5.47% for the second quarter of 2023, primarily due to increases in the prime rate, partially offset by a lower average balance of higher yielding Bay View Funding factored receivables for the second quarter of 2024.

●	The average yield on the total loan portfolio remained flat at 5.46% for both the first six months of 2024 and 2023, as a lower average balance of higher yielding Bay View Funding factored receivables, a decrease in the accretion of loan purchase discount into interest income from acquired loans, and lower prepayment fees, were offset by increases in the prime rate for the first six months of 2024.

●	In aggregate, the unamortized net purchase discount on total loans acquired was $2.7 million at June 30, 2024.

●	The average cost of total deposits increased to 1.75% for the second quarter of 2024, compared to 0.97% for the second quarter of 2023. The average cost of funds increased to 1.78% for the second quarter of 2024, compared to 1.07% for the second quarter of 2023.
●	While the cost of deposits increased for the second quarter of 2024, the cost of deposits remained relatively flat during the quarter.
●	The average cost of total deposits increased to 1.65% for the first six months of 2024, compared to 0.76% for the first six months of 2023. The average cost of funds increased to 1.69% for the first six months of 2024, compared to 0.85% for the first six months of 2023.

●	The increase in the average cost of total deposits and the average cost of funds for the second quarter and first six months of 2024 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing ICS/CDARS deposits and interest-bearing money market accounts and increases in market rates.

●	During the second quarter of 2024, we recorded a provision for credit losses on loans of $471,000, compared to a $260,000 provision for credit losses on loans for the second quarter of 2023. There was a provision for credit losses on loans of $655,000 for the six months ended June 30, 2024, compared to a provision for credit losses on loans of $292,000 for the six months ended June 30, 2023.

●	Total noninterest income increased 10% to $2.3 million for the second quarter of 2024, from $2.1 million for the second quarter of 2023, primarily due to a higher gain on proceeds from company-owned life insurance and higher termination fees, partially offset by a lower gain on sales of SBA loans during the second quarter of 2024.

●	Total noninterest income decreased (11%) to $4.3 million for the first six months of 2024, compared to $4.8 million for the first six months of 2023, primarily due to lower service charges and fees on deposit accounts, partially offset by a higher gain on proceeds from company-owned life insurance and higher termination fees for the first six months of 2024.

●	Total noninterest expense for the second quarter of 2024 increased to $28.2 million, from $25.0 million for the second quarter of 2023, primarily due to higher salaries and employee benefits, and information technology related expenses included in other noninterest expense.

●	Total noninterest expense for the first six months of 2024 increased to $55.7 million, compared to $50.4 million for the first six months of 2023, primarily due to higher salaries and employee benefits, and information technology related expenses, homeowner association vendor payments, regulatory assessments, and ICS/CDARS fee expense included in other noninterest expense. .

●	The efficiency ratio increased to 67.55% for the second quarter of 2024, compared to 51.67% for the second quarter of 2023. The efficiency ratio increased to 66.44% for the six months ended June 30, 2024, compared to 50.20% for the six months ended June 30, 2023. The increase in the efficiency ratio for the second quarter of 2024 and six months ended June 30, 2024 was due to both higher noninterest expense and lower net revenue. The efficiency ratio is a non-GAAP financial measure.

●	Income tax expense was $3.8 million for the second quarter of 2024, compared to $6.7 million for the second quarter of 2023. Income tax expense for the six months ended June 30, 2024 was $8.1 million, compared to $14.4 million for the six months ended June 30, 2023.

Financial Condition and Liquidity Position:

●	Our liquidity, including cash on hand, undrawn lines of credit, and other sources of liquidity, totaled $3.0 billion, or 66% of the Company’s total deposits and approximately 148% of the Bank’s estimated uninsured deposits, at June 30, 2024. The Bank’s uninsured deposits were approximately $2.0 billion, or 45% of the Company’s total deposits, at June 30, 2024. The following table shows our liquidity, available lines of credit and the amounts outstanding at June 30, 2024:

	Total		Remaining
	Available	Outstanding	Available

	(Dollars in thousands)
Excess funds at the Federal Reserve Bank ("FRB")	$589,600	$—	$589,600
FRB discount window collateralized line of credit	1,404,998	—	1,404,998
Federal Home Loan Bank ("FHLB")
collateralized borrowing capacity	792,027	—	792,027
Unpledged investment securities (at fair value)	52,319	—	52,319
Federal funds purchase arrangements	90,000	—	90,000
Holding company line of credit	20,000	—	20,000
Total	$2,948,944	$—	$2,948,944

●	Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, decreased (8%) to $921.3 million at June 30, 2024, from $997.6 million at June 30, 2023, and increased 8% from $850.8 million at December 31, 2023.

●	Securities held-to-maturity, at amortized cost, totaled $621.2 million at June 30, 2024, compared to $682.1 million at June 30, 2023, and $650.6 million, at December 31, 2023.

●	The pre-tax unrealized loss on the securities available-for-sale portfolio was ($8.4) million, or ($6.0) million net of taxes, which equaled 1% of total shareholders’ equity at June 30, 2024. The pre-tax unrealized loss on the securities held-to-maturity portfolio was ($93.8) million at June 30, 2024, or ($66.0) million net of taxes, which equaled 10% of total shareholders’ equity at June 30, 2024. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

●	The weighted average life of the securities available-for-sale portfolio was 1.39 years, the weighted average life of the securities held-to-maturity portfolio was 6.57 years, which includes Community Reinvestment Act mortgage-backed securities with longer maturities, and the average life of the total investment securities portfolio was 4.95 years at June 30, 2024.

●	The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
		backed and
	U.S.	Municipal
	Treasury	Securities	Total

	(Dollars in thousands)
Third quarter of 2024	$37,500	$21,455	$58,955
Fourth quarter of 2024	9,000	19,436	28,436
First quarter of 2025	35,000	18,847	53,847
Second quarter of 2025	118,000	18,379	136,379
Third quarter of 2025	25,500	19,585	45,085
Fourth quarter of 2025	—	18,039	18,039
First quarter of 2026	—	17,341	17,341
Second quarter of 2026	—	16,630	16,630
Total	$225,000	$149,712	$374,712

●	Loans, excluding loans held-for-sale, increased $91.0 million, or 3%, to $3.38 billion at June 30, 2024, compared to $3.29 billion at June 30, 2023, and increased $29.4 million or 1% from $3.35 billion at December 31, 2023. Loans, excluding residential mortgages, increased $120.3 million, or 4%, to $2.89 billion at June 30, 2024, compared to $2.77 billion at June 30, 2023, and increased $41.6 million, or 1% from $2.85 billion at December 31, 2023.

●	There were 10 borrowers included in nonperforming assets (“NPAs”) totaling $6.0 million, or 0.11% of total assets, at June 30, 2024, compared to 13 borrowers totaling $5.5 million, or 0.10% of total assets, at June 30, 2023, and 12 borrowers totaling $7.7 million, or 0.15% of total assets at December 31, 2023.

●	Classified assets totaled $33.6 million, or 0.64% of total assets, at June 30, 2024, compared to $30.5 million, or 0.57% of total assets, at June 30, 2023, and $31.8 million, or 0.61% of total assets, at December 31, 2023.

●	Net charge-offs totaled $405,000 for the second quarter of 2024, compared to net recoveries of $270,000 for the second quarter of 2023, and net charge-offs of $33,000 for the fourth quarter of 2023. Net charge-offs of $405,000 for the second quarter of 2024 primarily consisted of $412,000 in advances associated with past due factored receivables at Bay View Funding due from a municipality.
●	The allowance for credit losses on loans (“ACLL”) at June 30, 2024 was $48.0 million, or 1.42% of total loans, representing 795% of total nonperforming loans. The ACLL at June 30, 2023 was $47.8 million, or 1.45% of total loans, representing 863% of total nonperforming loans. The ACLL at December 31, 2023 was $48.0 million, or 1.43% of total loans, representing 622% of total nonperforming loans.

●	Total deposits decreased ($56.2) million, or (1%), to $4.44 billion at June 30, 2024, compared to $4.50 billion at June 30, 2023. Total deposits increased $66.2 million, or 2%, from $4.38 billion at December 31, 2023.

●	Migration of client deposits into interest-bearing and insured accounts and resulted in an increase in ICS/CDARS deposits to $959.6 million at June 30, 2024, compared to $824.1 million at June 30, 2023, and $854.1 million at December 31, 2023.

●	Noninterest-bearing demand deposits decreased ($132.5) million, or (10%), to $1.19 billion at June 30, 2024 from $1.32 billion at June 30, 2023, largely in response to the increasing interest rate environment. Noninterest-bearing demand deposits decreased ($105.2) million, or (8%), from $1.29 billion at December 31, 2023.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 4.63% at June 30, 2024, compared to 3.98% at June 30, 2023, and 4.46% at December 31, 2023.

●	The loan to deposit ratio was 76.04% at June 30, 2024, compared to 73.07% at June 30, 2023, and 76.52% at December 31, 2023.

Capital Adequacy:

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the prompt corrective action (“PCA”) regulatory guidelines for a well-capitalized financial institution, and the Basel III minimum regulatory requirements at June 30, 2024, as reflected in the following table:

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirements(1)
Total Capital	15.6%	15.1%	10.0%	10.5%
Tier 1 Capital	13.4%	13.9%	8.0%	8.5%
Common Equity Tier 1 Capital	13.4%	13.9%	6.5%	7.0%
Tier 1 Leverage	10.2%	10.6%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.9%	10.3%	N/A	N/A
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the Tier 1 Leverage ratio.
(2)	This is a non-GAAP financial measure that represents shareholders’ equity minus goodwill and other intangible assets divided by total assets minus goodwill and other intangible assets.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of loans, loan servicing fees, customer service charges and fees, the increase in cash surrender value of life insurance, and gains on the sale of securities. The majority of the Company’s noninterest expenses are operating costs that relate to providing banking services to our clients.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,329,861	$45,470	5.49%	$3,231,341	$44,028	5.47%
Securities — taxable	942,532	5,483	2.34%	1,147,375	6,982	2.44%
Securities — exempt from Federal tax (3)	31,803	285	3.60%	34,070	302	3.56%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	568,253	7,899	5.59%	535,611	7,092	5.31%
Total interest earning assets	4,872,449	59,137	4.88%	4,948,397	58,404	4.73%
Cash and due from banks	33,419			35,159
Premises and equipment, net	10,216			9,190
Goodwill and other intangible assets	175,498			177,844
Other assets	121,589			107,653
Total assets	$5,213,171			$5,278,243
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,127,145			$1,368,373

Demand, interest-bearing	932,100	1,719	0.74%	1,118,200	1,788	0.64%
Savings and money market	1,104,589	7,867	2.86%	1,109,347	4,638	1.68%
Time deposits — under $100	10,980	46	1.68%	11,610	20	0.69%
Time deposits — $100 and over	228,248	2,245	3.96%	201,600	1,410	2.81%
ICS/CDARS — interest-bearing demand, money
market and time deposits	991,483	7,207	2.92%	614,911	2,867	1.87%
Total interest-bearing deposits	3,267,400	19,084	2.35%	3,055,668	10,723	1.41%
Total deposits	4,394,545	19,084	1.75%	4,424,041	10,723	0.97%

Short-term borrowings	19	—	0.00%	62,653	787	5.04%
Subordinated debt, net of issuance costs	39,553	538	5.47%	39,401	538	5.48%
Total interest-bearing liabilities	3,306,972	19,622	2.39%	3,157,722	12,048	1.53%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,434,117	19,622	1.78%	4,526,095	12,048	1.07%
Other liabilities	103,946			101,908
Total liabilities	4,538,063			4,628,003
Shareholders’ equity	675,108			650,240
Total liabilities and shareholders’ equity	$5,213,171			$5,278,243

Net interest income / margin		39,515	3.26%		46,356	3.76%
Less tax equivalent adjustment		(60)			(63)
Net interest income		$39,455	3.26%		$46,293	3.75%

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $117,000 for the second quarter of 2024, compared to $94,000 for the second quarter of 2023. Prepayment fees totaled $54,000 for the second quarter of 2024, compared to $73,000 for the second quarter of 2023.
(3)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$3,314,925	$90,070	5.46%	$3,254,305	$88,140	5.46%
Securities — taxable	992,508	11,666	2.36%	1,154,160	14,038	2.45%
Securities — exempt from Federal tax (3)	31,871	571	3.60%	35,036	615	3.54%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	518,060	14,441	5.61%	478,349	11,951	5.04%
Total interest earning assets (3)	4,857,364	116,748	4.83%	4,921,850	114,744	4.70%
Cash and due from banks	33,316			36,354
Premises and equipment, net	10,115			9,229
Goodwill and other intangible assets	175,769			178,142
Other assets	119,339			111,418
Total assets	$5,195,903			$5,256,993
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,152,111			$1,516,991

Demand, interest-bearing	926,074	3,273	0.71%	1,167,690	3,264	0.56%
Savings and money market	1,086,085	14,516	2.69%	1,196,774	8,127	1.37%
Time deposits — under $100	10,962	88	1.61%	11,943	30	0.51%
Time deposits — $100 and over	224,730	4,309	3.86%	182,430	2,255	2.49%
ICS/CDARS — interest-bearing demand, money
market and time deposits	977,385	13,818	2.84%	344,191	2,948	1.73%
Total interest-bearing deposits	3,225,236	36,004	2.24%	2,903,028	16,624	1.15%
Total deposits	4,377,347	36,004	1.65%	4,420,019	16,624	0.76%

Short-term borrowings	17	—	0.00%	54,709	1,365	5.03%
Subordinated debt, net of issuance costs	39,535	1,076	5.47%	39,382	1,075	5.50%
Total interest-bearing liabilities	3,264,788	37,080	2.28%	2,997,119	19,064	1.28%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,416,899			4,514,110	19,064	0.85%
Other liabilities	105,304	37,080	1.69%	98,929
Total liabilities	4,522,203			4,613,039
Shareholders’ equity	673,700			643,954
Total liabilities and shareholders’ equity	5,195,903			$5,256,993

Net interest income (3) / margin		79,668	3.30%		95,680	3.92%
Less tax equivalent adjustment (3)		(120)			(129)
Net interest income		$79,548	3.29%		$95,551	3.91%

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $277,000 for the first six months of 2024, compared to $394,000 for the first six months of 2023. Prepayment fees totaled $78,000 for the first six months of 2024, compared to $211,000 for the first six months of 2023.
(3)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended June 30,
	2024 vs. 2023
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,362	$80	$1,442
Securities — taxable	(1,192)	(307)	(1,499)
Securities — exempt from Federal tax (1)	(20)	3	(17)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	455	352	807
Total interest income on interest-earning assets	605	128	733

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(338)	269	(69)
Savings and money market	(21)	3,250	3,229
Time deposits — under $100	(2)	28	26
Time deposits — $100 and over	260	575	835
CDARS — interest-bearing demand, money market
and time deposits	2,743	1,597	4,340
Short-term borrowings	—	(787)	(787)
Subordinated debt, net of issuance costs	2	(2)	—
Total interest expense on interest-bearing liabilities	2,644	4,930	7,574
Net interest income	$(2,039)	$(4,802)	(6,841)
Less tax equivalent adjustment			3
Net interest income			$(6,838)

(1)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

	Six Months Ended June 30,
	2024 vs. 2023
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,713	$217	$1,930
Securities — taxable	(1,879)	(493)	(2,372)
Securities — exempt from Federal tax (1)	(56)	12	(44)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,097	1,393	2,490
Total interest income on interest-earning assets	875	1,129	2,004

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(850)	859	9
Savings and money market	(1,493)	7,882	6,389
Time deposits — under $100	(8)	66	58
Time deposits — $100 and over	807	1,247	2,054
CDARS — interest-bearing demand, money market
and time deposits	8,957	1,913	10,870
Short-term borrowings	—	(1,365)	(1,365)
Subordinated debt, net of issuance costs	5	(4)	1
Total interest expense on interest-bearing liabilities	7,418	10,598	18,016
Net interest income	$(6,543)	$(9,469)	(16,012)
Less tax equivalent adjustment			9
Net interest income			$(16,003)
(1)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

Net interest income decreased (15%) to $39.5 million for the second quarter of 2024, compared to $46.3 million for the second quarter of 2023. The non-GAAP FTE net interest margin contracted 50 basis points to 3.26% for the second quarter of 2024, from 3.76% for the second quarter of 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing demand deposits, an increase in the average balance of interest-bearing ICS/CDARS deposits, a decrease in average interest earning assets, and a decrease in the average balance of higher yielding Bay View Funding factored receivables, partially offset by an increase in the rate on core loans and overnight funds.

For the first six months of 2024, net interest income decreased (17%) to $79.5 million, compared to $95.6 million for the first six months of 2023. The non-GAAP FTE net interest margin decreased 62 basis points to 3.30% for the first six months of 2024, from 3.92% for the first six months of 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing demand deposits, an increase in the average balance of interest-bearing ICS/CDARS deposits, a decrease in average interest earning assets, and a decrease in the average balance of higher yielding Bay View Funding factored receivables, partially offset by an increase in the rate on core loans and overnight funds.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	June 30, 2024			June 30, 2023
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,830,260	$38,496	5.47%	$2,688,370	$35,996	5.37%
Prepayment fees	—	54	0.01%	—	73	0.01%
Bay View Funding factored receivables	54,777	2,914	21.40%	68,680	3,847	22.47%
Purchased residential mortgages	447,687	3,739	3.36%	478,220	3,829	3.21%
Loan fair value mark / accretion	(2,863)	267	0.04%	(3,929)	283	0.04%
Total loans (includes loans held-for-sale)	$3,329,861	$45,470	5.49%	$3,231,341	$44,028	5.47%

The average yield on the total loan portfolio increased to 5.49% for the second quarter of 2024, compared to 5.47% for the second quarter of 2023, primarily due to increases in the prime rate, partially offset by a lower average balance of higher yielding Bay View Funding factored receivables for the second quarter of 2024. During the second quarter of 2024, the Asset-based Lending division was reorganized into the core bank.

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,812,805	$76,218	5.45%	$2,702,291	$71,590	5.34%
Prepayment fees	—	78	0.01%	—	211	0.02%
Bay View Funding factored receivables	54,144	5,752	21.36%	73,193	7,848	21.62%
Purchased residential mortgages	450,964	7,527	3.36%	482,964	7,686	3.21%
Loan fair value mark / accretion	(2,988)	495	0.04%	(4,143)	805	0.06%
Total loans (includes loans held-for-sale)	$3,314,925	$90,070	5.46%	$3,254,305	$88,140	5.46%

The average yield on the total loan portfolio remained flat at 5.46% for both the first six months of 2024 and 2023, as a lower average balance of higher yielding Bay View Funding factored receivables, a decrease in the accretion of loan purchase discount into interest income from acquired loans, and lower prepayment fees, were offset by increases in the prime rate for the first six months of 2024.

In aggregate, the remaining net purchase discount on total loans acquired was $2.7 million at June 30, 2024.

The average cost of total deposits increased to 1.75% for the second quarter of 2024, compared to 0.97% for the second quarter of 2023. The average cost of funds increased to 1.78% for the second quarter of 2024, compared to 1.07% for the second quarter of 2023. The average cost of total deposits increased to 1.65% for the first six months of 2024, compared to 0.76% for the first six months of 2023. The average cost of funds increased to 1.69% for the first six months of 2024, compared to 0.85% for the first six months of 2023.

The increase in the average cost of total deposits and the average cost of funds for the second quarter and first six months of 2024 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing ICS/CDARS deposits and to interest-bearing money market accounts.

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

There was a provision for credit losses on loans of $471,000 for the second quarter of 2024, compared to a provision for credit losses on loans of $260,000 for the second quarter of 2023. There was a provision for credit losses on loans of $655,000 for the six months ended June 30, 2024, compared to a provision for credit losses on loans of $292,000 for the six months ended June 30, 2023. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	June 30,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$891	$901	$(10)	(1)%
Increase in cash surrender value of life insurance	521	502	19	4%
Gain on proceeds from company-owned life insurance	219	—	219	N/A
Termination fees	100	—	100	N/A
Servicing income	90	104	(14)	(13)%
Gain on sales of SBA loans	76	199	(123)	(62)%
Other	379	368	11	3%
Total	$2,276	$2,074	$202	10%

			Increase
	Six Months Ended		(decrease)
	June 30,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,768	$2,644	$(876)	(33)%
Increase in cash surrender value of life insurance	1,039	995	44	4%
Gain on sales of SBA loans	254	275	(21)	(8)%
Gain on proceeds from company-owned life insurance	219	—	219	N/A
Servicing income	180	235	(55)	(23)%
Termination fees	113	11	102	927%
Other	750	680	70	10%
Total	$4,323	$4,840	$(517)	(11)%

Total noninterest income increased 10% to $2.3 million for the second quarter of 2024, compared to $2.1 million for the second quarter of 2023, primarily due to a higher gain on proceeds from company-owned life insurance and higher termination fees, partially offset by a lower gain on sales of SBA loans during the second quarter of 2024. For the six months ended June 30, 2023, total noninterest income decreased (11%) to $4.3 million, compared to $4.8 million for the six months ended June 30, 2023, primarily due to lower service charges and fees on deposit accounts, partially offset by a higher gain on proceeds from company-owned life insurance and higher termination fees for the first six months of 2024.

A portion of the Company’s noninterest income is associated with its Small Business Administration (“SBA”) lending activity, as gain on the sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the second quarter of 2024, SBA loan sales resulted in a $76,000 gain, compared to a $199,000 gain on sales of SBA loans for the second quarter of 2023. For the six months ended June 30, 2024, SBA loan sales resulted in a $254,000 gain, compared to a $275,000 gain for the six months ended June 30, 2023.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$15,794	$13,987	$1,807	13%
Occupancy and equipment	2,689	2,422	267	11%
Insurance expense	1,639	1,512	127	8%
Professional fees	1,072	1,149	(77)	(7)%
Data processing	995	913	82	9%
Client services	906	507	399	79%
Software subscriptions	713	631	82	13%
Other	4,380	3,870	510	13%
Total noninterest expense	$28,188	$24,991	$3,197	13%

			Increase
	Six Months Ended		(Decrease)
	June 30,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$31,303	$28,796	$2,507	9%
Occupancy and equipment	5,132	4,822	310	6%
Insurance expense	3,273	3,032	241	8%
Professional fees	2,399	2,548	(149)	(6)%
Data processing	1,835	1,687	148	9%
Client services	1,688	951	737	77%
Software subscriptions	1,291	1,221	70	6%
Other	8,803	7,335	1,468	20%
Total noninterest expense	$55,724	$50,392	$5,332	11%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended June 30,
		Percent		Percent
	2024	of Total	2023	of Total

	(Dollars in thousands)
Salaries and employee benefits	$15,794	56%	$13,987	56%
Occupancy and equipment	2,689	10%	2,422	10%
Insurance expense	1,639	6%	1,512	6%
Professional fees	1,072	4%	1,149	5%
Data processing	995	3%	913	4%
Client services	906	3%	507	2%
Software subscriptions	713	2%	631	2%
Other	4,380	16%	3,870	15%
Total noninterest expense	$28,188	100%	$24,991	100%

	Six Months Ended June 30,
		Percent		Percent
	2024	of Total	2023	of Total

	(Dollars in thousands)
Salaries and employee benefits	$31,303	56%	$28,796	57%
Occupancy and equipment	5,132	9%	4,822	10%
Insurance expense	3,273	6%	3,032	6%
Professional fees	2,399	4%	2,548	5%
Data processing	1,835	3%	1,687	3%
Client services	1,688	3%	951	2%
Software subscriptions	1,291	3%	1,221	2%
Other	8,803	16%	7,335	15%
Total noninterest expense	$55,724	100%	$50,392	100%

Total noninterest expense for the second quarter of 2024 increased to $28.2 million, compared to $25.0 million for the second quarter of 2023, primarily due to higher salaries and employee benefits, rent expense included in occupancy and equipment expense, and information technology related expenses included in other noninterest expense. Total noninterest expense for the six months ended June 30, 2024 increased to $55.7 million, compared to $50.4 million for the six months ended June 30, 2023, primarily due to higher salaries and employee benefits, and higher information technology related expenses, home owner association vendor payments, regulatory assessments, and ICS/CDARS fee expense included in other noninterest expense.

Full time equivalent employees were 353 at June 30, 2024, compared to 347 at June 30, 2023, and 349 and at December 31, 2023.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Effective income tax rate	29.4%	29.0%	29.4%	28.9%

The Company’s Federal and state income tax expense for the second quarter of 2024 was $3.8 million, compared to $6.7 million for the second quarter of 2023. The Company’s Federal and state income tax expense for the first six months of 2024 was $8.1 million, compared to $14.4 million for the first six months of 2023.

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

FINANCIAL CONDITION

Total assets remained flat at $5.3 billion at both June 30, 2024 and June 30, 2023, and increased 1% from $5.2 billion at December 31, 2023.

Securities available-for-sale, at fair value, were $273.0 million at June 30, 2024, a decrease of (44%) from $486.1 million at June 30, 2023, and decreased (38%) from $442.6 million at December 31, 2023. Securities held-to-maturity, at amortized cost, were $621.2 million at June 30, 2024, a decrease of (9%) from $682.1 million at June 30, 2023, and a decrease of (5%) from $650.6 million at December 31, 2023.

Loans, excluding loans held-for-sale, increased $91.0 million, or 3%, to $3.38 billion at June 30, 2024, compared to $3.29 billion at June 30, 2023, and increased $29.4 million, or 1%, from $3.35 billion at December 31, 2023. Loans, excluding residential mortgages, increased $120.3 million, or 4%, to $2.89 billion at June 30, 2024, compared to $2.77 billion at June 30, 2023, and increased $41.6 million, or 1% from $2.85 billion at December 31, 2023.

Total deposits decreased ($56.2) million, or (1%) to $4.44 billion at June 30, 2024, compared to $4.50 billion at June 30, 2023. Total deposits increased $66.2 million, or 2%, from $4.38 billion at December 31, 2023.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$218,682	$421,146	$382,369
Agency mortgage-backed securities	54,361	64,912	60,267
Total	$273,043	$486,058	$442,636
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$589,386	$648,337	$618,374
Municipals — exempt from Federal tax (1)	31,804	33,771	32,203
Total (1)	$621,190	$682,108	$650,577
(1)	Gross of the allowance for credit losses of ($12,000) at both June 30, 2024 and December 31, 2023, and ($13,000) at June 30, 2023.

The reduction in the securities available-for-sale portfolios was due to maturities and not due to any securities sold since June 30, 2023.

The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2024:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$194,068	2.97%	$24,614	3.52%	$—	—%	$—	—%	$218,682	3.03%
Agency mortgage-backed securities	133	2.78%	44,841	2.52%	9,387	2.64%	—	—%	54,361	2.54%
Total	$194,201	2.97%	$69,455	2.87%	$9,387	2.64%	$—	—%	$273,043	2.94%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$2,824	3.35%	$57,278	2.13%	$441,560	1.80%	$87,724	2.74%	$589,386	1.98%
Municipals — exempt from Federal tax (1) (2)	1,645	4.47%	8,199	3.42%	21,960	3.57%	—	0.00%	31,804	3.58%
Total (2)	$4,469	3.77%	$65,477	2.29%	$463,520	1.88%	$87,724	2.74%	$621,190	2.06%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.
(2)	Gross of the allowance for credit losses of ($12,000) at June 30, 2024.

The securities portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of clients; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

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

The following table shows the net pre-tax unrealized and unrecognized (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses for the periods indicated:

	June 30,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized (loss):
U.S. Treasury	$(3,578)	$(10,903)	$(5,621)
Agency mortgage-backed securities	(4,815)	(5,659)	(4,313)
Total	$(8,393)	$(16,562)	$(9,934)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(92,058)	$(95,285)	$(85,729)
Municipals — exempt from Federal tax	(1,694)	(1,052)	(721)
Total	$(93,752)	$(96,337)	$(86,450)

Allowance for credit losses on municipal securities	$(12)	$(13)	$(12)

The net pre-tax unrealized loss on the securities available-for-sale was ($8.4) million, or ($6.0) million net of taxes, which equaled 1% of total shareholders’ equity at June 30, 2024. The pre-tax unrecognized loss on securities held-

to-maturity was ($93.8) million, or ($66.0) million net of taxes, which equaled 10% of total shareholders’ equity at June 30, 2024. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at June 30, 2024 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 64% of total assets at June 30, 2024, compared to 62% at June 30, 2023, and 65% at December 31, 2023. The loan to deposit ratio was 76.04% at June 30, 2024, compared to 73.07% at June 30, 2023, and 76.52% at December 31, 2023.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2024		June 30, 2023		December 31, 2023
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$477,929	14%	$466,354	14%	$463,778	14%
Real estate:
CRE - owner occupied	594,504	18%	608,031	18%	583,253	17%
CRE - non-owner occupied	1,283,323	38%	1,147,313	35%	1,256,590	37%
Land and construction	125,374	4%	162,816	5%	140,513	4%
Home equity	126,562	4%	128,009	4%	119,125	4%
Multifamily	268,968	8%	244,959	7%	269,734	8%
Residential mortgages	484,809	14%	514,064	16%	496,961	15%
Consumer and other	18,758	< 1%	17,635	1%	20,919	1%
Total Loans	3,380,227	100%	3,289,181	100%	3,350,873	100%
Deferred loan fees, net	(434)	—	(397)	—	(495)	—
Loans, net of deferred fees	3,379,793	100%	3,288,784	100%	3,350,378	100%
Allowance for credit losses on loans	(47,954)		(47,803)		(47,958)
Loans, net	$3,331,839		$3,240,981		$3,302,420

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 86% of its gross loans were secured by real property at June 30, 2024, compared to 85% at both June 30, 2023 and December 31, 2023. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the six months ended June 30, 2024 and 2023, loans were sold resulting in a gain on sales of SBA loans of $254,000 and $275,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 35 days for the first six months of 2024, compared to 39 days for the first six months of 2023.

The following table shows the balance of factored receivables at period end, average balances during the period, and full time equivalent employees of Bay View Funding at period end:

	June 30,	June 30,
	2024	2023

	(Dollars in thousands)
Total factored receivables at period-end	$56,686	$60,879
Average factored receivables:
For the three months ended	$54,778	$68,680
For the six months ended	54,144	73,193
Total full time equivalent employees at period-end	29	30

The commercial loan portfolio increased $11.5 million, or 2%, to $477.9 million at June 30, 2024, from $466.4 million at June 30, 2023, and increased $14.1 million, or 3%, from $463.8 million at December 31, 2023. Commercial and industrial line usage was 31% at June 30, 2024, compared to 29% at both June 30, 2023 and December 31, 2023.

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

The CRE owner occupied loan portfolio decreased ($13.5) million, or (2%), to $594.5 million at June 30, 2024, from $608.0 million at June 30, 2023, and increased $11.2 million, or 2%, from $583.3 million at December 31, 2023. CRE non-owner occupied loans increased $136.0 million, or 12%, to $1.3 billion at June 30, 2024, compared to $1.1 billion at June 30, 2023, and increased $26.7 million, or 2%, from $1.3 billion at December 31, 2023. At both June 30, 2024 and December 31, 2023, there was 32% of the CRE loan portfolio secured by owner-occupied real estate, compared to 35% at June 30, 2023.

During the second quarter of 2024, there were 32 new owner occupied and non-owner occupied CRE loans originated totaling $47 million with a weighted average loan-to-value (“LTV”) of 39%; the weighted average debt-service coverage ratio (“DSCR”) for the non-owner occupied portfolio was 2.61 times. The average loan size for all CRE loans at June 30, 2024 was $1.6 million, which was the same as the average loan size for office CRE loans at this date. The Company has personal guarantees on 92% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations.

Total office exposure (excluding medical/dental offices) in the CRE portfolio was $403 million, including 32 loans totaling approximately $74 million, in San Jose, 21 loans totaling approximately $27 million in San Francisco, and eight loans totaling approximately $16 million, in Oakland, at June 30, 2024. Non-owner occupied CRE with office exposure totaled $312 million at June 30, 2024.

At June 30, 2024, the weighted average LTV and DSCR for the entire non-owner occupied office portfolio were 41.8% and 1.78 times, respectively.

Total medical/dental office exposure in the non-owner occupied CRE portfolio consisted of 15 loans totaling $12.6 million, with a weighted average LTV and DSCR ratio of 37.8% and 2.39 times, respectively, at June 30, 2024.

The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at June 30, 2024:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Industrial	25%	38.3%	1.93	16%	46.3%	23%	39.8%
Retail	19%	40.0%	2.39	32%	42.7%	23%	41.0%
Mixed-Use, Special
Purpose and Other	18%	41.7%	1.91	35%	40.6%	22%	41.2%
Office	20%	41.8%	1.78	17%	43.7%	19%	42.3%
Multifamily	17%	42.4%	1.94	0%	0.0%	13%	42.4%
Hotel/Motel	1%	16.5%	1.44	0%	0.0%	< 1%	16.5%
Total	100%	40.5%	1.99	100%	42.7%	100%	41.1%

The following table presents the weighted average LTV and DSCR by county for CRE loans at June 30, 2024:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Alameda	24%	38.1%	2.24	34%	40.4%	27%	38.9%
Contra Costa	25%	44.4%	1.92	18%	44.0%	23%	44.3%
Marin	10%	36.9%	2.20	15%	39.8%	12%	38.0%
Monterey	9%	42.6%	2.16	9%	50.6%	9%	44.9%
Napa	9%	37.4%	1.44	4%	38.8%	8%	37.6%
Out of Area	7%	42.0%	1.73	8%	48.1%	7%	43.8%
San Benito	7%	46.6%	1.94	2%	53.1%	5%	47.1%
San Francisco	2%	41.0%	2.22	2%	43.3%	2%	41.5%
San Mateo	2%	33.3%	1.74	1%	45.7%	2%	35.2%
Santa Clara	2%	44.2%	1.85	2%	39.9%	2%	42.8%
Santa Cruz	1%	35.1%	2.14	3%	39.4%	2%	37.3%
Solano	1%	32.2%	1.98	1%	35.5%	1%	33.0%
Sonoma	1%	29.4%	2.24	1%	52.3%	< 1%	37.3%
Total	100%	40.5%	1.99	100%	42.7%	100%	41.1%

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans decreased ($37.4) million, or (23%), to $125.4 million at June 30, 2024, compared to $162.8 million at June 30, 2023, and decreased ($15.1) million, or (11%), from $140.5 million at December 31, 2023.

The Company makes home equity lines of credit available to its existing clients. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased ($1.4) million, or (1%), to $126.6 million at June 30, 2024, compared to $128.0 million at June 30, 2023, and increased $7.5 million, or 6%, from $119.1 million at December 31, 2023.

Multifamily loans increased $24.0 million, or 10%, to $269.0 million at June 30, 2024, compared to $245.0 million at June 30, 2023, and remained relatively flat from $269.7 million at December 31, 2023.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased ($29.3) million, or (6%), to $484.8 million at June 30, 2024, compared to $514.1 million at June 30, 2023, and decreased ($12.2) million, or (2%) from $497.0 million at December 31, 2023.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans increased $1.1 million, or 6%, to $18.8 million at June 30, 2024, compared to $17.6 million at June 30, 2023, and decreased ($2.2) million, or (10%) from $20.9 million at December 31, 2023.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $111.9 million and $186.5 million at June 30, 2024, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of June 30, 2024. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2024, approximately 27% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$236,038	$198,807	$43,084	$477,929
Real estate:
CRE - owner occupied	31,260	167,573	395,671	594,504
CRE - non-owner occupied	33,815	423,712	825,796	1,283,323
Land and construction	103,134	22,110	130	125,374
Home equity	7,424	29,015	90,123	126,562
Multifamily	20,972	104,176	143,820	268,968
Residential mortgages	7,176	15,133	462,500	484,809
Consumer and other	15,057	3,537	164	18,758
Loans	$454,876	$964,063	$1,961,288	$3,380,227

Loans with variable interest rates	$365,849	270,487	267,524	$903,860
Loans with fixed interest rates	89,027	693,576	1,963,764	2,476,367
Loans	$454,876	$964,063	$2,231,288	$3,380,227

Loan Servicing

As of June 30, 2024 and 2023, SBA loans were serviced by the Company for others totaled $49.6 million and $60.1 million, respectively. Activity for loan servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Beginning of period balance	$392	$522	$415	$549
Additions	20	45	61	63
Amortization	(49)	(61)	(113)	(106)
End of period balance	$363	$506	$363	$506

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2024 and 2023, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Beginning of period balance	$110	$145	$117	$152
Unrealized holding loss	(9)	(6)	(16)	(13)
End of period balance	$101	$139	$101	$139

Credit Quality and Allowance for Credit Losses on Loans

Like all financial institutions, HBC has exposure to credit quality risk, which generally arises because we could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the Company’s most significant assets and generate the largest portion of its revenues, the Company’s management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of clients’ inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies and declines in overall asset values, including real estate. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

The Company’s policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations. In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality. The Company’s internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan clients as well as the relative diversity and geographic concentration of our loan portfolio.

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

	June 30, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,445	$1,747	$586	$6,778	$471,151	$477,929
Real estate:
CRE - Owner Occupied	—	—	—	—	594,504	594,504
CRE - Non-Owner Occupied	1,272	4,548	—	5,820	1,277,503	1,283,323
Land and construction	—	1,081	4,774	5,855	119,519	125,374
Home equity	650	—	—	650	125,912	126,562
Multifamily	—	—	—	—	268,968	268,968
Residential mortgages	—	—	—	—	484,809	484,809
Consumer and other	—	—	—	—	18,758	18,758
Total	$6,367	$7,376	$5,360	$19,103	$3,361,124	$3,380,227

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

The following table presents the past due loans on nonaccrual and current loans on nonaccrual for the periods indicated:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Past due nonaccrual loans	$5,405	$6,100
Current nonaccrual loans	377	718
Total nonaccrual loans	$5,782	$6,818

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

There were no foreclosed assets on the balance sheet at June 30, 2024, June 30, 2023, or December 31, 2023. There were no CRE loans, Shared National Credits (“SNCs”) or material purchased participations included in NPAs or total loans at June 30, 2024, June 30, 2023, or December 31, 2023.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$5,782	$3,275	$6,818
Loans 90 days past due and still accruing	248	2,262	889
Total nonperforming loans	6,030	5,537	7,707
Foreclosed assets	—	—	—
Total nonperforming assets	$6,030	$5,537	$7,707

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.18%	0.17%	0.23%
Nonperforming assets as a percentage of total assets	0.11%	0.10%	0.15%

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the periods indicated:

	June 30, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$737	$163	$248	$1,148
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,774	—	—	4,774
Home equity	108	—	—	108
Total	$5,619	$163	$248	$6,030

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $163,000 and $290,000 at June 30, 2024 and December 31, 2023, respectively.

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

Classified loans were $33.6 million, or 0.64% of total assets, at June 30, 2024, compared to $30.5 million, or 0.57% of total assets, at June 30, 2023, and $31.8 million, or 0.61% of total assets at December 31, 2023.

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

The allowance level is influenced by loan volumes, loan risk rating migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics. Descriptions of the Company’s loan portfolio segments are included in Note 1 “Summary of Significant Accounting Policies” of the 2023 Form 10-K.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,029	$5,141	$26,409	$1,882	$753	$4,309	$4,199	$166	$47,888
Charge-offs	(510)	—	—	—	—	—	—	—	(510)
Recoveries	64	6	—	—	35	—	—	—	105
Net (charge-offs) recoveries	(446)	6	—	—	35	—	—	—	(405)
Provision for (recapture of)
credit losses on loans	427	197	438	(359)	26	(40)	(239)	21	471
End of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954
Percent of ACLL to Total ACLL
at end of period	10%	11%	56%	3%	2%	9%	8%	< 1%	100%

	Three Months Ended June 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,534	$5,453	$22,677	$3,176	$688	$4,392	$4,196	$157	$47,273
Charge-offs	(24)	—	—	—	—	—	—	—	(24)
Recoveries	108	4	—	—	182	—	—	—	294
Net recoveries	84	4	—	—	182	—	—	—	270
Provision for (recapture of)
credit losses on loans	(68)	6	846	(306)	(140)	(9)	(67)	(2)	260
End of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803
Percent of ACLL to Total ACLL
at end of period	14%	11%	49%	6%	2%	9%	9%	< 1%	100%

	Six Months Ended June 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(868)	—	—	—	0	—	—	—	(868)
Recoveries	146	10	—	—	53	—	—	—	209
Net (charge-offs) recoveries	(722)	10	—	—	53	—	—	—	(659)
Provision for (recapture of)
credit losses on loans	(121)	213	1,524	(829)	117	(784)	535	—	655
End of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954
Percent of ACLL to Total ACLL
at end of period	10%	11%	56%	3%	2%	9%	8%	< 1%	100%

	Six Months Ended June 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(158)	—	—	—	(246)	—	—	—	(404)
Recoveries	188	8	—	—	207	—	—	—	403
Net (charge-offs) recoveries	30	8	—	—	(39)	—	—	—	(1)
Provision for (recapture of)
credit losses on loans	(97)	(296)	1,388	(71)	103	1,017	(1,778)	26	292
End of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803
Percent of ACLL to Total ACLL
at end of period	14%	11%	49%	6%	2%	9%	9%	< 1%	100%

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

	June 30,
	2024		2023		December 31, 2023
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$5,010	14%	$6,550	14%	$5,853	14%
Real estate:
CRE - owner occupied	5,344	18%	5,463	18%	5,121	17%
CRE - non-owner occupied	26,847	38%	23,523	35%	25,323	37%
Land and construction	1,523	4%	2,870	5%	2,352	4%
Home equity	814	4%	730	4%	644	4%
Multifamily	4,269	8%	4,383	7%	5,053	8%
Residential mortgages	3,960	14%	4,129	16%	3,425	15%
Consumer and other	187	< 1%	155	1%	187	1%
Total	$47,954	100%	$47,803	100%	$47,958	100%

The ACLL totaled $48.0 million, or 1.42% of total loans at June 30, 2024, compared to $47.8 million, or 1.45% of total loans at June 30, 2023, and $48.0 million, or 1.43% of total loans at December 31, 2023. The decrease in the allowance for credit losses on loans of ($4,000) for the six months ended June 30, 2024, compared to December 31, 2023, was primarily attributed to an increase of $115,000 in the reserve for pooled loans, and a decrease of ($119,000) in specific reserves for individually evaluated loans.

The ACLL was 795.26% of nonperforming loans at June 30, 2024, compared to 863.34% of nonperforming loans at June 30, 2023, and 622.27% of nonperforming loans at December 31, 2023. The Company had net charge-offs of $405,000, or 0.05% of average loans, for the second quarter of 2024, compared to net recoveries of ($270,000), or (0.03%) of average loans, for the second quarter of 2023, and net charge-offs of $33,000, or less than 0.01% of average loans, for the fourth quarter of 2023. Net charge-offs of $405,000 for the second quarter of 2024 primarily consisted of $412,000 in advances associated with past due factored receivables at Bay View Funding due from a municipality.

The following table shows the drivers of change in ACLL for the first and second quarters of 2024:

(Dollars in thousands)
ACLL at December 31, 2023	$47,958
Portfolio changes during the first quarter of 2024	(234)
Qualitative and quantitative changes during the first
quarter of 2024 including changes in economic forecasts	164
ACLL at March 31, 2024	47,888
Portfolio changes during the second quarter of 2024	616
Qualitative and quantitative changes during the second
quarter of 2024 including changes in economic forecasts	(550)
ACLL at June 30, 2024	$47,954

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $32.5 million on its consolidated statement of financial condition at June 30, 2024, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. The Company’s liquidity is impacted by the volatility of deposits from the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions weaken in California, and the Company’s market area in particular. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $250,000, as clients with balances of that magnitude are typically more rate-sensitive than clients with smaller balances.

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2024		June 30, 2023		December 31, 2023
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,187,320	27%	$1,319,844	29%	$1,292,486	30%
Demand, interest-bearing	928,246	21%	1,064,638	24%	914,066	21%
Savings and money market	1,126,520	25%	1,075,835	24%	1,087,518	25%
Time deposits — under $250	39,046	1%	44,520	1%	38,055	1%
Time deposits — $250 and over	203,886	4%	171,852	4%	192,228	4%
ICS/CDARS — interest-bearing demand,
money market and time deposits	959,592	22%	824,083	18%	854,105	19%
Total deposits	$4,444,610	100%	$4,500,772	100%	$4,378,458	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at June 30, 2024, June 30, 2023, and December 31, 2023.

Total deposits decreased ($56.2) million, or (1)%, to $4.44 billion at June 30, 2024 from $4.50 billion at June 30, 2023. Total deposits increased $66.2 million, or 2%, from $4.38 billion at December 31, 2023. Migration of client deposits resulted in an increase in ICS/CDARS deposits to $959.6 million at June 30, 2024, compared to $824.1 million at June 30, 2023, and $854.1 million at December 31, 2023. Noninterest-bearing demand deposits decreased ($132.5) million, or (10%), to $1.19 billion at June 30, 2024, compared to $1.32 billion at June 30, 2023, largely in response to the increasing interest rate environment. Noninterest-bearing demand deposits decreased ($105.2) million, or (8%), from $1.29 billion at December 31, 2023.

The Bank had 25,033 deposits accounts at June 30, 2024, with an average balance of $178,000, compared to 24,404 deposit accounts at June 30, 2023, with an average balance of $187,000. At December 31, 2023, the Bank had 24,737 deposit accounts, with an average balance of $177,000.

Deposits from the Bank’s top 100 client relationships, representing 21% of total deposits, totaled $2.1 billion, representing 47% of total deposits, with an average account size of $388,000 at June 30, 2024. At June 30, 2023, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.1 billion, representing 47% of total deposits, with an average account size of $401,000. At December 31, 2023, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.0 billion, representing 45% of total deposits, with an average account size of $368,000.

The Bank’s uninsured deposits were approximately $2.0 billion, or 45% of the Company’s total deposits, at June 30, 2024, compared to $2.2 billion, or 48% of the Company’s total deposits, at June 30, 2023, and $2.0 billion, or 46% of the Company’s total deposits at December 31, 2023.

At June 30, 2024, the $959.6 million ICS/CDARS deposits comprised $444.2 million of interest-bearing demand deposits, $265.6 million of money market accounts and $249.8 million of time deposits. At June 30, 2023, the $824.1 million ICS/CDARS deposits comprised $411.1 million of interest-bearing demand deposits, $293.7 million of money market accounts and $119.3 million of time deposits. At December 31, 2023, the $854.1 million ICS/CDARS deposits comprised $425.0 million of interest-bearing demand deposits, $189.9 million of money market accounts and $239.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of June 30, 2024:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$45,897	31%
Over three months through six months	30,849	21%
Over six months through twelve months	44,646	30%
Over twelve months	25,744	18%
Total	$147,136	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Return on average assets	0.71%	1.25%	0.75%	1.35%
Return on average tangible assets(1)	0.74%	1.29%	0.78%	1.40%
Return on average equity	5.50%	10.12%	5.79%	11.06%
Return on average tangible common equity(1)	7.43%	13.93%	7.84%	15.29%
Average equity to average assets ratio	12.95%	12.32%	12.97%	12.25%
(1)	This is a non-GAAP financial measure.

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 76.04% at June 30, 2024, compared to 73.07% at June 30, 2023, and 76.52% at December 31, 2023.

The Company’s total liquidity and borrowing capacity was $3.0 billion, all of which remained available at June 30, 2024. The available liquidity and borrowing capacity was 66% of the Company’s total deposits and approximately 148% of the Bank’s estimated uninsured deposits at June 30, 2024.

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC can also borrow from the FRB discount window. The following table shows the collateral value of loans and securities pledged for the lines of credit (if collateralized), total available lines of credit, the amounts outstanding, and the remaining available at the dates indicated:

	June 30, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,236,253	$792,027	$—	$792,027
FRB discount window collateralized line of credit	1,797,763	1,404,998	—	1,404,998
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
	$3,034,016	$2,307,025	$—	$2,307,025

	December 31, 2023
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,600,371	$1,100,931	$—	$1,100,931
FRB discount window collateralized line of credit	1,658,642	1,235,573	—	1,235,573
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
Total	$3,259,013	$2,446,504	$—	$2,446,504

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at June 30, 2024 and December 31, 2023.

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

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $423,000, totaled $39.6 million at June 30, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$516,127	$495,624	$511,799
Additional Tier 1 capital	—	—	—
Tier 1 Capital	516,127	495,624	511,799
Tier 2 Capital	85,388	82,357	82,572
Total Capital	$601,515	$577,981	$594,371

Risk-weighted assets	$3,849,234	$3,745,332	$3,838,667
Average assets for capital purposes	$5,045,412	$5,110,590	$5,100,600

Capital ratios:
Total Capital	15.6%	15.4%	15.5%
Tier 1 Capital	13.4%	13.2%	13.3%
Common equity Tier 1 Capital	13.4%	13.2%	13.3%
Tier 1 Leverage(1)	10.2%	9.7%	10.0%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements for the periods indicated:

	June 30,	June 30,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$534,916	$512,818	$529,836
Additional Tier 1 capital	—	—	—
Tier 1 Capital	534,916	512,818	529,836
Tier 2 Capital	45,811	42,932	43,071
Total Capital	$580,727	$555,750	$572,907

Risk-weighted assets	$3,846,732	$3,747,692	$3,835,419
Average assets for capital purposes	$5,042,909	$5,108,257	$5,097,382

Capital ratios:
Total Capital	15.1%	14.8%	14.9%
Tier 1 Capital	13.9%	13.7%	13.8%
Common Equity Tier 1 Capital	13.9%	13.7%	13.8%
Tier 1 Leverage(1)	10.6%	10.0%	10.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At June 30, 2024, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2024, June 30, 2023, and December 31, 2023, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2024, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At June 30, 2024, the Company had total shareholders’ equity of $679.2 million, compared to $653.7 million at June 30, 2023, and $672.9 million at December 31, 2023. At June 30, 2024, total shareholders’ equity included $508.3 million in common stock, $182.6 million in retained earnings, and ($11.7) million of accumulated other comprehensive income (loss). The book value per share was $11.08 at June 30, 2024, compared to $10.70 at June 30, 2023, and $11.00 at December 31, 2023. The tangible book value per share was $8.22 at June 30, 2024, compared to $7.80 at June 30, 2023, and $8.12 at December 31, 2023. Tangible book value per share is a non-GAAP financial measure.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, for the periods indicated:

	June 30,		December 31,
Accumulated Other Comprehensive Loss	2024	2023	2023

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(6,022)	$(11,822)	$(7,116)
Split dollar insurance contracts liability	(2,913)	(3,187)	(2,809)
Supplemental executive retirement plan liability	(2,856)	(2,352)	(2,892)
Unrealized gain on interest-only strip from SBA loans	76	103	87
Total accumulated other comprehensive loss	$(11,715)	$(17,258)	$(12,730)

Market Risk

Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company’s role as a financial intermediary in client-related transactions.

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

The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity (a non-GAAP financial measure) that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix as of June 30, 2024:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$15,815	8.5%
+300	$11,832	6.4%
+200	$7,879	4.2%
+100	$3,953	2.1%
0	—	—
−100	$(5,545)	(3.0)%
−200	$(12,865)	(6.9)%
−300	$(22,246)	(12.0)%
−400	$(36,316)	(19.6)%

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$108,119	9.1%
+300	$91,506	7.7%
+200	$68,864	5.8%
+100	$38,972	3.3%
0	—	—
−100	$(63,527)	(5.4)%
−200	$(154,537)	(13.0)%
−300	$(272,094)	(22.9)%
−400	$(410,354)	(34.6)%
(1)	Computations of prospective effects of hypothetical interest rate changes are for illustrative purposes only, are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the “Cautionary Note Regarding Forward-Looking Statements” on page 3. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could affect any actual impact on net interest income.

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

Management reviews yields on certain asset categories and the net interest margin of the Company on a FTE basis. In this non-GAAP presentation, net interest income is adjusted to reflect tax-exempt interest income on an equivalent before-tax basis using tax rates effective as of the end of the period. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources. The following table summarizes components of FTE net interest income of the Company for the periods indicated:

	Three Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Net interest income before provision for
credit losses on loans (GAAP)	$39,455	$46,293
Tax-equivalent adjustment on securities - exempt from Federal tax	60	63
Net interest income, FTE (non-GAAP)	$39,515	$46,356

Average balance of total interest earning assets	$4,872,449	$4,948,397

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.26%	3.75%

Net interest margin, FTE (annualized net interest income, FTE, divided by the
average balance of total interest earnings assets) (non-GAAP)	3.26%	3.76%

	Six Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Net interest income before provision for
credit losses on loans (GAAP)	$79,548	$95,551
Tax-equivalent adjustment on securities - exempt from Federal tax	120	129
Net interest income, FTE (non-GAAP)	$79,668	$95,680

Average balance of total interest earning assets	$4,857,364	$4,921,850

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.29%	3.91%

Net interest margin, FTE (annualized net interest income, FTE, divided by the
average balance of total interest earnings assets) (non-GAAP)	3.30%	3.92%

The efficiency ratio is a non-GAAP financial measure, which is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of the efficiency ratio of the Company for the periods indicated:

	Three Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Noninterest expense	$28,188	$24,991

Net interest income before provision for credit losses on loans	$39,455	$46,293
Noninterest income	2,276	2,074
Total revenue	$41,731	$48,367

Efficiency ratio (noninterest expense divided by total revenue) (non-GAAP)	67.55%	51.67%

	Six Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Noninterest expense	$55,724	$50,392

Net interest income before provision for credit losses on loans	$79,548	$95,551
Noninterest income	4,323	4,840
Total revenue	$83,871	$100,391

Efficiency ratio (noninterest expense divided by total revenue) (non-GAAP)	66.44%	50.20%

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

The following table summarizes components of the annualized return on average tangible assets and the annualized return on average tangible common equity for the periods indicated:

	Three Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Net income	$9,234	$16,403

Average tangible assets components:
Average Assets (GAAP)	$5,213,171	$5,278,243
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(7,837)	(10,213)
Total Average Tangible Assets (non-GAAP)	$5,037,703	$5,100,399

Annualized return on average tangible assets (non-GAAP)	0.74%	1.29%

Average tangible common equity components:
Average Equity (GAAP)	$675,108	$650,240
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(7,837)	(10,213)
Total Average Tangible Common Equity (non-GAAP)	$499,640	$472,396

Annualized return on average tangible common equity (non-GAAP)	7.43%	13.93%

	Six Months Ended
	June 30,
	2024	2023

	(Dollars in thousands)
Net income	$19,400	$35,320

Average tangible assets components:
Average Assets (GAAP)	$5,195,903	$5,256,993
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(8,138)	(10,511)
Total Average Tangible Assets (non-GAAP)	$5,020,134	$5,078,851

Annualized return on average tangible assets (non-GAAP)	0.78%	1.40%

Average tangible common equity components:
Average Equity (GAAP)	$673,700	$643,954
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(8,138)	(10,511)
Total Average Tangible Common Equity (non-GAAP)	$497,931	$465,812

Annualized return on average tangible common equity (non-GAAP)	7.84%	15.29%

The following table summarizes components of the tangible common equity to tangible assets ratio of the Company for the periods indicated:

	June 30,	June 30,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$679,199	$653,670	$672,901
Less: Preferred Stock	—	—	—
Total Common Equity	679,199	653,670	672,901
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(7,521)	(9,830)	(8,627)
Total Tangible Common Equity (non-GAAP)	$504,047	$476,209	$496,643

Asset components:
Total Assets (GAAP)	$5,263,024	$5,311,837	$5,194,095
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(7,521)	(9,830)	(8,627)
Total Tangible Assets (non-GAAP)	$5,087,872	$5,134,376	$5,017,837

Tangible common equity / tangible assets (non-GAAP)	9.91%	9.27%	9.90%

The following table summarizes components of the tangible common equity to tangible assets ratio of HBC for the periods indicated:

	June 30,	June 30,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$697,964	$670,836	$690,918
Less: Preferred Stock	—	—	—
Total Common Equity	697,964	670,836	690,918
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(7,521)	(9,830)	(8,627)
Total Tangible Common Equity (non-GAAP)	$522,812	$493,375	$514,660

Asset components:
Total Assets (GAAP)	$5,260,500	$5,314,170	$5,190,829
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(7,521)	(9,830)	(8,627)
Total Tangible Assets (non-GAAP)	$5,085,348	$5,136,709	$5,014,571

Tangible common equity / tangible assets (non-GAAP)	10.28%	9.60%	10.26%

The following table summarizes components of the tangible book value per share for the periods indicated:

	June 30,	June 30,	December 31,
	2024	2023	2023

	(Dollars in thousands, except per share amounts)
Capital components:
Total Equity (GAAP)	$679,199	$653,670	$672,901
Less: Preferred Stock	—	—	—
Total Common Equity	679,199	653,670	672,901
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(7,521)	(9,830)	(8,627)
Total Tangible Common Equity (non-GAAP)	$504,047	$476,209	$496,643

Common shares outstanding at period-end	61,292,094	61,091,155	61,146,835

Tangible book value per share (non-GAAP)	$8.22	$7.80	$8.12

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at June 30, 2024, the period covered by this Report.

During the three and six months ended June 30, 2024, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, and lead to attempts by third parties to seek similar claims. As of June 30, 2024, we were party to no litigation that we believe to be material to our business, financial condition, results of operations, or cash flows.

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

General Risks Related to Our Business, Reputation and Operations

Interruptions, cyberattacks, fraudulent activity or other security breaches may have a material adverse effect on our business.

In the normal course of business, we (directly or through third parties) collect, store, share, process and retain sensitive and confidential information regarding our clients. We also rely heavily upon electronic infrastructure that we own or that we obtain via license or other contractual arrangements with third parties. This infrastructure is essential in the conduct of our business, including for allowing our clients to access and transfer funds, initiate and pay loans and leases, communicating with our client service teams, and a variety of other activities that form the foundation of modern financial services businesses. There have been a number of recent and well-publicized incidents involving various types of cybersecurity lapses, and many of these have had substantial impacts upon targeted businesses and on clients of even some of the world’s most prominent cybersecurity firms. One of the most recent events resulted in a widespread failure of a large cybersecurity platform, some of the consequences of which are ongoing and may not be fully known or estimable. Similarly, extremely sophisticated criminal and nation-state organizations routinely target and exploit information technology networks, data systems, and other critical infrastructure. Some of the most common types of threats targeting financial institutions include:

●	Ransomware Attacks. These threats ordinarily involve intrusions into networks or data storage systems by actors who render the platform inoperable or that obtain or obstruct access to sensitive data, whereupon the malefactor notifies the platform’s owner and demands cash payment in exchange for a complex code that “unlocks” the malware. Another variant of this practice demands a ransom in exchange for a promise not to make sensitive data, such as client information, available to unauthorized sources.
●	Cloud Services Attacks. Because financial institutions are highly reliant on data that is stored in “cloud” servers, and on services that use cloud-based software platforms, malefactors often seek to “hijack” these services, either by rendering them inaccessible or by misusing or damaging information or programs that depend on these systems.
●	Artificial Intelligence-Based Attacks. As we experience an unprecedented growth in the development of artificial intelligence, various hostile actors and criminals are actively developing means by which this technology can be used to exploit computer networks. This technology can be used to manipulate a business’ processes to produce erroneous or unreliable results, to perpetrate ransomware or cloud-based attacks, or to destroy or render unusable a company’s systems or data.
●	Phishing. A longstanding but still highly effective threat known as “phishing” involves tricking an unwitting employee, client or vendor into disclosing passwords, encryption keys, or other sensitive information that allows a threat actor to access networks or data systems, where the actor can engage in a ransomware attack, install a worm or virus, or engage in fraudulent activity.

We devote significant resources and management focus to ensure the integrity of our systems against cybercriminals and similar actors, as well as against threats from fires and other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs. Likewise, we have made, and we continue to make, substantial investments in systems that are intended to protect against these vulnerabilities, including real-time threat detection and warning, security programs and protocols, backup and alternative-access systems, virus and malware protection programs, and a wide variety of other protective measures.

Notwithstanding these efforts, cybersecurity measures are, by their nature, largely reactive, and threats are constantly evolving. We expect that the development of AI-based technology will cause a rapid expansion in both the number and the sophistication of these threats. While we believe we maintain state-of-the-art defensive measures, we routinely experience attempts to exploit our networks and systems, and we must continue investing in increasingly sophisticated (and concomitantly expensive) technology to counteract these threats. Further, if our systems cannot timely detect and mitigate vulnerabilities, or cannot promptly respond to threats, we may experience damage to or interruptions in the availability of our computer networks, or we may experience a loss of data, unauthorized use or disclosure of client information, or a loss of client funds as a result of unauthorized access to client accounts.

Furthermore, enhancements and upgrades to our infrastructure or computer systems may be time-consuming, may entail significant costs, and may themselves create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of our systems, the process of enhancing our infrastructure and operating systems, including their security measures and controls, also can create an inherent risk of system disruptions and security issues. Similarly, we may not be able to timely recover critical business processes or operations that have been disrupted, which may further increase any associated costs and consequences of such disruptions. Although we have enterprise incident response processes, business continuity plans and other safeguards in place to help provide operational resiliency, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or computer systems that support our businesses and clients.

Additionally, as financial institutions and technology systems become more interconnected and more complex, any operational incident at a third party, such as a vendor or client, may increase our operational risks, including from information breaches or loss, breakdowns, disruptions or failures of their own systems or infrastructure, or any deficiencies in the performance of their responsibilities. These risks are increased to the extent we rely on a single-source vendor or provider.

We also must meet stringent and increasingly complex regulatory requirements regarding our use of third-party service providers, and any failure by our third-party service providers to meet their obligations to us or to comply with applicable laws, rules, regulations, or internal policies could result in the Company becoming subject to fines, penalties, or business restrictions, as well as to increased costs to remediate any actual or perceived deficiencies and potentially to legal and other costs associated with defending against such regulatory sanctions. Disruptions or failures in the physical infrastructure, controls or operating systems that support our businesses and clients, failures of the third parties on which we rely to adequately or appropriately provide their services or perform their responsibilities, or our failure to effectively manage or oversee our third-party relationships, could result in business disruptions, loss of revenue or clients, legal or regulatory proceedings, remediation and other costs, violations of applicable privacy and other laws, reputational damage, client harm, or other adverse consequences, any of which could materially adversely affect our results of operations or financial condition. Further, new and evolving SEC regulations, as well as federal and state banking and consumer privacy laws and regulations, could require us to provide notices of security breaches. Such failures could result in increased regulatory scrutiny, legal liability, a loss of confidence in the security of our systems or an adverse perception of our products and services.

The access by unauthorized persons to, or the improper disclosure by us or our third-party vendors of, confidential information regarding our clients or our own proprietary information, software, methodologies and business secrets, failures or disruptions in our communications, information and technology systems, or our failure to adequately address them, could negatively affect our client relationship management, online banking, accounting or other systems. We cannot assure readers that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Our insurance may not fully cover all types of losses.

Accordingly, any failures or interruptions of our communications, information and technology systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our operations could be disrupted by our third-party service providers experiencing difficulty in providing their services, terminating their services or failing to comply with banking regulations.

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third-party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third-party relationships are subject to increasingly demanding regulatory requirements that require us to maintain and continue to enhance our due diligence and ongoing monitoring and control over our third-party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third-party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyberattack or other security breach. We expect that our regulators would hold us responsible for deficiencies of our third-party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or client remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business, financial condition and results of operations.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, cybersecurity failures or disruptions, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our clients or third parties. Negative publicity regarding our business, employees, or clients, with or without merit, may result in the loss of clients, investors and employees, costly litigation, a decline in revenues and increased governmental regulation and have a material adverse effect on business, financial condition and results of operations.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system and could have a material effect on our operations and/or stock price.

The 2023 high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted client confidence in the safety and soundness in the financial services industry, which has persisted into 2024, and these perceptions may continue into the future. We cannot offer assurances that the risks underlying negative publicity and public opinion have ameliorated or that adverse media stories, other bank failures, or geopolitical or market conditions will not exacerbate or continue these conditions. Partly as a result of these conditions, some community and regional bank depositors have chosen to place their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, all of which have unfavorably affected, and may continue to materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Further, measures announced by the Department of the Treasury, the Federal Reserve, and the FDIC intended to reassure depositors of the availability of their deposits may not be successful in restoring client confidence in the banking system.

In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices and liquidity of our common stock. Further, recent experience has shown that the effects of these events on bank stock prices can cause a much more pronounced and widespread decline in trading values than might be expected based on an individual institution’s specific risk profile.

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

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

Employee misconduct could expose us to significant liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our clients are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our clients and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, client relationships and ability to attract new clients. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. If our internal controls against operational risks fail to prevent or detect an occurrence of such employee error or misconduct, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided by clients and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. Some of the information regarding clients provided to us is also used in our proprietary credit decision making and scoring models, which we use to determine whether to do business with clients and the risk profiles of such clients some of these protocols are subsequently utilized by counterparties who may lend us capital to fund our operations. We may also rely on representations of clients and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our clients’ representations that their financial statements conform to stated accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. We also may rely on client representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations.

Increasing scrutiny and evolving expectations from clients, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or may expose us to new or additional risks.

Companies are facing increasing scrutiny from clients, regulators, investors, and other stakeholders related to their environmental, social and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds and influential investors have recently been heavily focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. However, over the last few years there also has been an increase in anti-ESG measures and proposals by investor advocacy groups, shareholders and policymakers. The potential impact of the 2024 presidential election on additional changes in agency personnel, policies and priorities on the financial services industry cannot be predicted at this time. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

Risks Relating to Our Business

Our Business could be adversely affected by unfavorable economic and market conditions.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and our market area, which is situated primarily in the general San Francisco Bay Area. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrowers’ repayment ability and collateral coverage as well as reduced demand for our products and services. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of financial markets.

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

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:

●	a decrease in the demand for our loan or other products and services offered by us;
●	a decrease in our deposit balances due to an overall reduction in client balances;
●	a decrease in the value of our investment securities and loans;
●	an increase in the level of nonperforming and classified loans;
●	an increase in the provision for credit losses and loan charge-offs;
●	a decrease in net interest income derived from our lending and deposit gathering activities;
●	a decrease in the Company’s stock price;
●	an increase in our operating expenses associated with attending to the effects of the above-listed circumstances; and/or
●	a decrease in real estate values or a general decrease in capital available to finance real estate transactions, which could have a negative impact on borrowers’ ability to pay off their loans as they mature.

The COVID-19 pandemic has in the past negatively affected, and future pandemics, epidemics, disease outbreaks and other public health crises could negatively affect, the global and U.S. economies and could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, in the U.S. or globally have in the past negatively affected, and could in the future negatively affect, the global and U.S. economies, including by increasing unemployment levels, disrupting supply chains and businesses in many industries, lowering equity market valuations, decreasing liquidity in fixed income markets, and creating significant volatility and disruption in financial markets. Social and governmental reactions to those events have from time to time affected, and may in the future continue to affect, clients’ banking patterns and preferences and their need for liquidity, particularly at times when layoffs, furloughs, and remote working requirements are in effect. The extent to which any future pandemic, epidemic, disease outbreak or other public health crisis could adversely affect our business, financial condition and results of operations, as well as our liquidity and capital profile, and provisions for credit losses, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the widespread availability, use and effectiveness of vaccines, actions taken by governmental authorities and other third parties in response to the pandemic and the direct and indirect impact of the pandemic on us, our clients and clients, our service providers and other market participants.

Our profitability is dependent upon the geographic concentration of the markets in which we operate.

We operate primarily in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara and, as a result, our business, financial condition and results of operations are subject to the demand for our products in those areas and is also subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although Bay View Funding, the Bank’s factoring subsidiary, and our clients' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our clients to repay their loans to us and generally affect our business, financial condition and results of operations. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify demand for our products or our credit risks across multiple markets.

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

Competition among U.S. banks for client deposits is intense, may increase the cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base.

Competition among U.S. banks for client deposits is intense, may increase the cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base. Maintaining and attracting new deposits is integral to our business and a major decline in deposits or failure to attract deposits in the future, including any such decline or failure related to an increase in interest rates paid by our competitors on interest-bearing accounts, could have an adverse effect on our business, financial conditions and results of operations. Interest-bearing accounts earn interest at rates established by management based on competitive market factors. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in client preferences, reductions in consumers’ disposable income, regulatory actions that decrease client access to particular products, or the availability of competing products.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At June 30, 2024, approximately $2.9 billion, or 85%

of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $594.5 million, or 18% of total loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, fluctuations in vacancy rates, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.

Our land and construction development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At June 30, 2024, land and construction loans, (including land acquisition and development loans) totaled $125.4 million or 4% of our portfolio. Of these loans, 15% were comprised of owner occupied and 85% non-owner occupied land and construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

At June 30, 2024, commercial loans totaled $477.9 million or 14% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables). Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment and may incorporate a personal guarantee. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Thus, the Company’s borrowers and their guarantors could be adversely impacted by a downturn in these sectors of the economy which could further impact the borrowers’ ability to repay their loans. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

At June 30, 2024, SBA loans totaled $30.4 million, which are included in the commercial loan portfolio. SBA loans held-for-sale totaled $1.9 million at June 30, 2024. In addition, the Company had $333,000 of SBA PPP loans at June 30, 2024. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our clients to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a client defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially adversely affect our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the three and six months ended June 30, 2024 was $76,000 and $254,000, respectively. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, financial condition and results of operations.

We originated $14.3 million of SBA loans for the six months ended June 30, 2024. We sold $2.9 million of the guaranteed portion of our SBA loans for the six months ended June 30, 2024. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of June 30, 2024, we held $32.3 million of SBA loans (including loans held-for-sale) on our balance sheet, $18.7 million of which consisted of the non-guaranteed portion of SBA loans, and $13.6 million of which consisted of the guaranteed portion of SBA loans. At June 30, 2024, $1.9 million, or 5.87%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2024. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.42%, at June 30, 2024. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $471,000 and $655,000 for the three months and six months ended June 30, 2024, respectively. The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of allowance for credit losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual over time, either of losses in excess of the allowance or of losses less than the allowance.

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

As of June 30, 2024, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest) totaled $6.0 million, or 0.18% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) also totaled $6.0 million, or 0.11% of total assets.

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

As of June 30, 2024 we had no other real estate owned (“OREO”) on our financial statements, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. At June 30, 2024, our acquisition-related goodwill as reflected on our balance sheet was $167.6 million. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We face risks related to any future acquisitions we may make.

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. We may not be successful in identifying or completing any future acquisitions, and we may incur expenses as a result of seeking these opportunities regardless of whether they are consummated. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and client retention problems and other problems that could negatively affect our organization.

If we complete any future acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. We cannot determine all potential events, facts and circumstances that could result in loss and our investigation or mitigation efforts may be insufficient to protect against any such loss.

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

Our clients rely upon our financial strength and stability and evaluate the risks of doing business with us. If we experience diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, announced or rumored business developments or results of operations, or a decline in stock price, clients may withdraw their deposits or otherwise seek services from other banking institutions and prospective clients may select other service providers. The risk that we may be perceived as less creditworthy relative to other market participants is increased in the current market environment, where the consolidation of financial institutions, including major global financial institutions, is resulting in a smaller number of much larger counterparties and competitors. If clients reduce their deposits with us or select other service providers for all or a portion of the services that we provide them, net interest income and fee revenues will decrease accordingly, and could have a material adverse effect on our results of operations.

Increasing challenges in credit markets and the effects on our current and future borrowers have adversely affected, and in the future may adversely affect, our loan portfolio and may result in losses or increasing provision expense.

From early-2022 to mid-2023, partially as a response to inflation in the U.S. and global economies, the Federal Reserve began tightening a years-long series of economic stimulus measures that had included historically low interest rates. As those measures were reversed, the Federal Reserve Open Markets committee increased benchmark interest rates from near zero to more than five percent in less than two years. These increases have had a variety of significant impacts, among them a substantial and rapid increase in the interest paid on variable-rate loans. These effects have included a significant reduction in borrowing on existing lines of credit by corporate and individual clients that have the ability to limit increasing indebtedness, and a reduction in the volume of new loans (each of which has the effect of reducing our interest-earning assets), as well as an increase in delinquencies and classified loans (which requires us to increase our reserves for loan and leases losses and increases our collection costs). These increases also effectively reduce demand for loans that we would typically originate and hold for resale, thus reducing our noninterest income. If rates continue increasing, or if they remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans.

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

As of June 30, 2024, the fair value of our securities portfolio was approximately $800.5 million. Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. As a result of inflationary pressures and other general economic conditions, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System has rapidly and significantly increased interest rates over the last two years. When interest rates increase, fixed-rate investment securities and loans held for sale tend to decline in value, because investors can often place funds in higher-yielding instruments rather than purchasing debt securities that have a yield that is lower than those earning at a newly-increased market interest rate. These fluctuations have in the past resulted in declines, and in the future may cause further declines, in the carrying value of our available-for-sale securities portfolio and our portfolio of fixed rate loans, as well as the value of securities pledged as collateral for certain borrowing lines. These trends can be exacerbated if the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our client deposits. The composition of our deposit base, and particularly the extent to which our deposits are not federally insured, may present a heightened risk of withdrawal. Such deposit balances can decrease during periods of economic uncertainty or when clients perceive alternative investments are providing a better risk/return tradeoff. Our measures to mitigate these risks, including correspondent deposit relationships, may not be completely effective in retaining and reassuring clients about their deposits and may increase the costs of maintaining those deposits. Further, significant economic fluctuations, or clients’ expectations about such events (whether or not those expectations materialize) may exacerbate depositors’ sensitivity to the availability of cash to fund immediate withdrawals. If clients move money out of bank deposits and into other investments, we could face a material decrease in the volume of our deposits and lose a relatively low cost source of funds, thereby increasing our funding costs and reducing net interest income and net income. We could have to raise interest rates to retain deposits, thereby increasing our funding costs and reducing net interest income and net income.

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

We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and Federal Deposit Insurance Corporation ("FDIC") insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to our Management

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with clients and adversely affect our business, financial condition and results of operations.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, as well as significant experience in our local markets, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot always anticipate or control the timing of these changes. Similarly, we cannot offer assurances that we would be able to recruit additional qualified personnel on a timely basis, either to fill vacancies created by departures or to grow our executive team to respond to and prepare for the expansion of our business. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase. Our ability to compete effectively for senior executives and other qualified leadership personnel may increase our compensation and administrative expenses and may be restricted by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

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

We anticipate intense competition will continue for the coming year due to the recent consolidation of many financial institutions and more changes in legislation, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. We expect we may see tighter competition in the industry as banks seek to take market share in the most profitable client segments, particularly the small business segment and the mass affluent segment, which offers a rich source of deposits as well as more profitable and less risky client relationships. Further, with the rebound of higher interest rates our deposit clients may perceive alternative investment opportunities as providing superior expected returns. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our clients move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of client deposits and the related income generated from those deposits.

Increased competition in our markets may result in reduced loans, deposits, and fee income, as well as reduced net interest margin and profitability. If we are unable to attract and retain banking clients and expand our loan and deposit growth, then we may be unable to continue to grow our business which could have a material adverse effect on our financial condition and results of operations.

We have a continuing competitive need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new, technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. We may not be able to effectively implement new, technology-driven products and services or be successful in marketing these products and services to our clients. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Other Business

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial condition and results of operations.

We are and will continue to be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and lead to attempts on the part of other parties to pursue similar claims. Any claims asserted against us, regardless of merit or eventual outcome may harm our reputation. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil monetary penalties, punitive damages or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by clients, employees or former employees, and ponzi schemes. In addition, such insurance coverage may not continue to be available to us at a reasonable cost or at all. As a result, we may be exposed to substantial uninsured liabilities. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and could have a material adverse impact on our business, financial condition, and results of operations.

Our ability to access markets for funding and acquire and retain clients could be adversely affected by the deterioration of other financial institutions or the financial service industry’s reputation.

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

In addition, our clients and loan collateral may be severely impacted by such events, resulting in losses. Physical risks related to discreet events such as flooding and wildfires, and extreme weather impacts and longer-term shifts in climate patterns, such as extreme heat, sea level rise and more frequent and prolonged droughts, which could impair our or our clients’ property and/or result in financial losses that could impair asset values and the creditworthiness of our clients. Such events could disrupt our operations or those of our clients, including through direct damage to assets, reduced availability of and/or significant cost increases for insurance, unemployment and indirect impacts from supply chain disruption and market volatility.

Climate change could have a material negative impact on the Company and our clients.

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

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and clients may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, the Department of Financial Protection and Innovation (“DFPI”) or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business and stock price.

We have significant deferred tax assets and cannot assure that they will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At June 30, 2024, we had a net deferred tax asset of $28.1 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

Risks Related to Legislative and Regulatory Developments

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DFPI and the FDIC. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and clients rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations.

The potential impact of the 2024 presidential election and any changes in agency personnel, policies and priorities on the financial services industry cannot be predicted at this time. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements can significantly affect the services that we provide as well as the costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients.

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

We are subject to various privacy, information security, cybersecurity and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act of 1999 which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our clients with nonaffiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. As a public company, we are subject to the SEC’s rules requiring disclosure of material cybersecurity incidents, as well as cybersecurity governance and risk management. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of June 30, 2024, we had $40.0 million principal amount of subordinated notes outstanding due May 15, 2032. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013).
10.1*†	Employment Agreement with Chris Edmonds-Waters, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2024).
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350.
32.2**	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.

The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

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

Heritage Commerce Corp (Registrant)

Date: August 8, 2024	/s/ Robertson clay jones
Robertson Clay Jones
Chief Executive Officer

Date: August 8, 2024	/s/ Lawrence D. mcgovern
Lawrence D. McGovern
Chief Financial Officer