Form 10-Q
period 2024-09-30
HERITAGE COMMERCE CORP
filed 2024-11-08
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

The Registrant had 61,303,366 shares of Common Stock outstanding on October 30, 2024.

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

These forward-looking statements are subject to various risks and uncertainties that may be outside our control, and our actual results could differ materially and adversely from our projected results. Likewise, statements about or relating to our current plans and intentions are not promises that we will execute those plans, or that we will not deviate from them as a result of changes in conditions or otherwise. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections, or that could cause us to deviate from our expected strategies, are identified in “Part II, Item 1A—Risk Factors” of this Report, and include but are not limited to the following:

●	cybersecurity risks that may affect us directly or may impact us indirectly by virtue of their effects on our clients, markets or vendors, including our ability to identify and address cybersecurity risks, including those posed by the increasing use of artificial intelligence, such as data security breaches, “denial of service” attacks, “hacking” and identity theft affecting us, our clients, and our third-party vendors and service providers;
●	geopolitical and domestic political developments, including recent, current and potential future wars and international and multinational conflicts, acts of terrorism, insurrection, piracy and civil unrest, and events reflecting or resulting from social instability, any of which can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, can affect the physical security of our assets and the assets of our clients, and which may increase the volatility of financial markets;
●	factors that affect our liquidity and our ability to meet client demands for withdrawals from deposit accounts and undrawn lines of credit, including our cash on hand and the availability of funds from our own lines of credit;
●	market fluctuations that affect the costs we pay for sources of funding, including the interest we pay on deposits and on our borrowings;
●	media items and consumer confidence as those factors affect our clients’ confidence in the banking system generally and in our bank specifically;
●	factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;
●	effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board and other factors that affect market interest rates generally;

●	our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolios and our factoring business;
●	events and circumstances that affect our borrowers’ and guarantors’ financial condition, results of operations and cash flows, which may, during periods of economic uncertainty or decline, adversely affect those borrowers' ability to repay our loans timely and in full, or to comply with their other obligations under our loan agreements with those clients;
●	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall fluctuations in economic growth;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to clients, whether held in the portfolio or in the secondary market;
●	changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
●	conditions relating to the impact of recent and potential future pandemics, epidemics and other infectious illness outbreaks that may arise in the future, on our clients, employees, businesses, liquidity, financial results and overall condition including severity and duration of the associated uncertainties in U.S. and global markets;
●	the relative strength or weakness of the commercial and real estate markets where our borrowers are located, including related vacancy rates, and asset and market prices;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	regulatory limits and practical factors that affect Heritage Bank of Commerce’s ability to pay dividends to the Company;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	events that affect our ability to attract, recruit, and retain qualified officers and other personnel to implement our strategic plan, and that enable current and future personnel to protect and develop our relationships with clients, and to promote our business, results of operations and growth prospects;
●	factors that affect the carrying value of the goodwill associated with our previous acquisitions;
●	effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise, particularly including but not limited to the effects of recent and ongoing developments in California labor and employment laws, regulations and court decisions;
●	geographic and sociopolitical factors that arise by virtue of the fact that we operate primarily in the general San Francisco Bay Area of Northern California, including the particular risks of natural disasters (including earthquakes, fires, and flooding) and other events that disproportionately affect that region;
●	actions taken, planned, or announced by federal, state, regional and local governments in response to the occurrence or threat of any of the foregoing; and
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Assets
Cash and due from banks	$49,722	$41,592
Other investments and interest-bearing deposits in other financial institutions	906,588	366,537
Total cash and cash equivalents	956,310	408,129
Securities available-for-sale, at fair value	237,612	442,636
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $12
(fair value of $531,533 and $564,127, respectively)	604,193	650,565
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,649	2,205
Loans, net of deferred fees	3,410,236	3,350,378
Allowance for credit losses on loans	(47,819)	(47,958)
Loans, net	3,362,417	3,302,420
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,553	32,540
Company-owned life insurance	80,682	79,489
Premises and equipment, net	10,398	9,857
Goodwill	167,631	167,631
Other intangible assets	6,966	8,627
Accrued interest receivable and other assets	91,185	89,996
Total assets	$5,551,596	$5,194,095

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,272,139	$1,292,486
Demand, interest-bearing	913,910	914,066
Savings and money market	1,309,676	1,087,518
Time deposits - under $250	39,060	38,055
Time deposits - $250 and over	196,945	192,228
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	997,803	854,105
Total deposits	4,729,533	4,378,458
Subordinated debt, net of issuance costs	39,615	39,502
Accrued interest payable and other liabilities	97,096	103,234
Total liabilities	4,866,244	4,521,194

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,297,344 and 61,146,835 shares issued and outstanding, respectively	509,134	506,539
Retained earnings	185,110	179,092
Accumulated other comprehensive loss	(8,892)	(12,730)
Total shareholders' equity	685,352	672,901
Total liabilities and shareholders' equity	$5,551,596	$5,194,095

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$45,781	$44,853	$135,851	$132,993
Securities, taxable	4,676	6,797	16,342	20,835
Securities, exempt from Federal tax	223	232	674	718
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	10,758	8,909	25,199	20,860
Total interest income	61,438	60,791	178,066	175,406

Interest expense:
Deposits	20,985	14,880	56,989	31,504
Short-term borrowings	—	—	—	1,365
Subordinated debt	538	539	1,614	1,614
Total interest expense	21,523	15,419	58,603	34,483

Net interest income before provision for credit losses on loans	39,915	45,372	119,463	140,923
Provision for credit losses on loans	153	168	808	460
Net interest income after provision for credit losses on loans	39,762	45,204	118,655	140,463

Noninterest income:
Service charges and fees on deposit accounts	908	859	2,676	3,503
Increase in cash surrender value of life insurance	530	517	1,569	1,512
Servicing income	108	62	288	297
Gain on sales of SBA loans	94	207	348	482
Termination fees	46	118	159	129
Gain on proceeds from company-owned life insurance	—	100	219	100
Other	554	353	1,304	1,033
Total noninterest income	2,240	2,216	6,563	7,056

Noninterest expense:
Salaries and employee benefits	15,673	14,147	46,976	42,943
Occupancy and equipment	2,599	2,301	7,731	7,123
Professional fees	1,306	717	3,705	3,265
Other	7,977	8,006	24,867	22,232
Total noninterest expense	27,555	25,171	83,279	75,563
Income before income taxes	14,447	22,249	41,939	71,956
Income tax expense	3,940	6,454	12,032	20,841
Net income	$10,507	$15,795	$29,907	$51,115

Earnings per common share:
Basic	$0.17	$0.26	$0.49	$0.84
Diluted	$0.17	$0.26	$0.49	$0.83

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net income	$10,507	$15,795	$29,907	$51,115
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on
available-for-sale securities and I/O strips	4,024	(243)	5,549	(701)
Deferred income taxes	(1,167)	70	(1,609)	203
Change in unrealized gains (losses) on securities and I/O strips,
net of deferred income taxes	2,857	(173)	3,940	(498)
Change in net pension and other benefit plan liability adjustment	(26)	(35)	(79)	(104)
Deferred income taxes	(8)	(3)	(23)	(11)
Change in pension and other benefit plan liability, net of
deferred income taxes	(34)	(38)	(102)	(115)
Other comprehensive income (loss)	2,823	(211)	3,838	(613)
Total comprehensive income	$13,330	$15,584	$33,745	$50,502

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2023	60,852,723	$502,923	$146,389	$(16,856)	$632,456
Net income	—	—	18,917	—	18,917
Other comprehensive income, net of taxes	—	—	—	2,539	2,539
Net amortization of restricted stock awards	—	382	—	—	382
Cash dividend declared $0.13 per share	—	—	(7,916)	—	(7,916)
Stock option expense, net of forfeitures and taxes	—	147	—	—	147
Stock options exercised	95,884	683	—	—	683
Balance March 31, 2023	60,948,607	504,135	157,390	(14,317)	647,208
Net income	—	—	16,403	—	16,403
Other comprehensive loss, net of taxes	—	—	—	(2,941)	(2,941)
Issuance (forfeitures) of restricted stock awards, net	65,446	—	—	—	—
Net amortization of restricted stock awards	—	376	—	—	376
Cash dividend declared $0.13 per share	—	—	(7,940)	—	(7,940)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	96	—	—	96
Stock option expense, net of forfeitures and taxes	—	154	—	—	154
Stock options exercised	77,102	314	—	—	314
Balance June 30, 2023	61,091,155	505,075	165,853	(17,258)	653,670
Net income	—	—	15,795	—	15,795
Other comprehensive loss, net of taxes	—	—	—	(211)	(211)
Issuance (forfeitures) of restricted stock awards, net	8,000	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	321	—	—	321
Cash dividend declared $0.13 per share	—	—	(7,941)	—	(7,941)
RSUs and PRSUs expense, net of taxes	—	148	—	—	148
Stock option expense, net of forfeitures and taxes	—	148	—	—	148
Stock options exercised	—	—	—	—	—
Balance September 30, 2023	61,099,155	$505,692	$173,707	$(17,469)	$661,930

Balance, January 1, 2024	61,146,835	$506,539	$179,092	$(12,730)	$672,901
Net income	—	—	10,166	—	10,166
Other comprehensive income, net of taxes	—	—	—	142	142
Issuance of restricted stock awards, net of forfeitures	33,908	—	—	—	—
Net amortization of restricted stock awards	—	311	—	—	311
Cash dividend declared $0.13 per share	—	—	(7,952)	—	(7,952)
RSUs and PRSUs expense, net of taxes	—	198	—	—	198
Stock option expense, net of forfeitures and taxes	—	145	—	—	145
Stock options exercised	72,882	385	—	—	385
Balance March 31, 2024	61,253,625	507,578	181,306	(12,588)	676,296
Net income	—	—	9,234	—	9,234
Other comprehensive income, net of taxes	—	—	—	873	873
Issuance (forfeitures) of restricted stock awards, net	(8,000)	—	—	—	—
Net amortization of restricted stock awards	—	165	—	—	165
Cash dividend declared $0.13 per share	—	—	(7,969)	—	(7,969)
RSUs and PRSUs expense, net of taxes	—	413	—	—	413
RSUs vested	35,837	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	129	—	—	129
Stock options exercised	10,632	58	—	—	58
Balance June 30, 2024	61,292,094	508,343	182,571	(11,715)	679,199
Net income	—	—	10,507	—	10,507
Other comprehensive income, net of taxes	—	—	—	2,823	2,823
Amortization of restricted stock awards,
net of forfeitures and taxes	—	239	—	—	239
Cash dividend declared $0.13 per share	—	—	(7,968)	—	(7,968)
RSUs and PRSUs expense, net of taxes	—	396	—	—	396
Stock option expense, net of forfeitures and taxes	—	121	—	—	121
Stock options exercised	5,250	35	—	—	35
Balance September 30, 2024	61,297,344	$509,134	$185,110	$(8,892)	$685,352

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,907	$51,115
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	(2,139)	(3,746)
Gain on sale of SBA loans	(348)	(482)
Proceeds from sale of SBA loans originated for sale	4,563	8,035
SBA loans originated for sale	(3,659)	(5,938)
Provision for credit losses on loans	808	460
Increase in cash surrender value of life insurance	(1,569)	(1,512)
Depreciation and amortization	977	828
Amortization of other intangible assets	1,661	1,804
Stock option expense, net	395	449
RSUs and PRSUs expense	1,007	244
Amortization of restricted stock awards, net	715	1,079
Amortization of subordinated debt issuance costs	113	113
Gain on proceeds from company-owned life insurance	(219)	(100)
Effect of changes in:
Accrued interest receivable and other assets	202	(4,400)
Accrued interest payable and other liabilities	(9,262)	29,642
Net cash provided by operating activities	23,152	77,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/paydowns/calls of securities available-for-sale	213,508	36,283
Maturities/paydowns/calls of securities held-to-maturity	45,598	49,500
Net change in loans	(60,805)	12,819
Changes in FHLB stock and other investments	(13)	(13)
Proceeds from redemption of company-owned life insurance	595	950
Purchase of premises and equipment	(1,518)	(1,234)
Net cash provided by investing activities	197,365	98,305

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	351,075	185,853
Exercise of stock options	478	997
Payment of cash dividends	(23,889)	(23,797)
Net cash provided by financing activities	327,664	163,053
Net increase in cash and cash equivalents	548,181	338,949
Cash and cash equivalents, beginning of period	408,129	306,603
Cash and cash equivalents, end of period	$956,310	$645,552

Supplemental disclosures of cash flow information:
Interest paid	$56,140	$29,887
Income taxes paid, net	$12,342	$79

Supplemental schedule of non-cash activity:
Recording of right of use assets in exchange for lease obligations	$3,045	$541

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

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

The results for the three months and nine months ended September 30, 2024 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2024.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Issued But Not Yet Effective Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements. In the final rule, the SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into US GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations if the FASB incorporated them into the relevant ASC subtopics. The disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC.

For entities like HCC that are subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments are to be applied prospectively and, if by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entity. Management intends to adopt the provisions of ASU 2023-06 on their respective effective dates. The adoption of the provisions of ASU 2023-06 is not expected to have a material impact on HCC's consolidated financial statements.

ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) requires filers to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will update the related disclosures upon adoption.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. Management is evaluating the impact of this ASU to the financial statement disclosures.

2) Shareholders’ Equity and Earnings Per Share

Share Repurchase Program – On July 25, 2024, the Company announced that its Board of Directors adopted a share repurchase program (the “Repurchase Program”) under which the Company is authorized to repurchase up to $15,000,000 of the Company’s shares of its issued and outstanding common stock. Unless otherwise suspended or terminated, the Repurchase Program expires on July 31, 2025. The Company did not repurchase any of its common stock during the third quarter of 2024.

Earnings Per Share – Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. Unvested restricted stock units are not considered participating securities and as a result are not considered outstanding under the two class method of computing basic earnings per common share. There were 1,440,168, and 1,841,601 weighted average stock options outstanding for the three months and nine months ended September 30, 2024, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,905,852 and 1,763,377 weighted average stock options outstanding for the three months and nine months ended September 30, 2023, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,467 and 493 weighted average RSUs outstanding for the three months and nine months ended September 30, 2024, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were no weighted average RSUs outstanding for the three months ended September 30, 2023, and 66,458 weighted average RSUs outstanding for the nine months ended September 30, 2023, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands, except per share amounts)
Net income	$10,507	$15,795	$29,907	$51,115

Weighted average common shares outstanding
for basic earnings per common share	61,295,877	61,093,289	61,254,138	61,012,315
Dilutive potential common shares	250,280	342,951	243,789	272,275
Shares used in computing diluted earnings per common share	61,546,157	61,436,240	$61,497,927	$61,284,590

Basic earnings per share	$0.17	$0.26	$0.49	$0.84
Diluted earnings per share	$0.17	$0.26	$0.49	$0.83

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2024 and 2023
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance July 1, 2024, net of taxes	$(5,946)	$(5,769)	$(11,715)
Other comprehensive income (loss) before reclassification,
net of taxes	2,857	(16)	2,841
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(18)	(18)
Net current period other comprehensive income (loss),
net of taxes	2,857	(34)	2,823

Ending balance September 30, 2024, net of taxes	$(3,089)	$(5,803)	$(8,892)

Beginning balance July 1, 2023, net of taxes	$(11,719)	$(5,539)	$(17,258)
Other comprehensive income (loss) before reclassification,
net of taxes	(173)	(13)	(186)
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(25)	(25)
Net current period other comprehensive income (loss),
net of taxes	(173)	(38)	(211)

Ending balance September 30, 2023, net of taxes	$(11,892)	$(5,577)	$(17,469)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”) and includes split-dollar life insurance benefit plan.

	Nine Months Ended September 30, 2024 and 2023
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2024, net of taxes	$(7,029)	(5,701)	(12,730)
Other comprehensive income (loss) before reclassification,
net of taxes	3,940	(47)	3,893
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(55)	(55)
Net current period other comprehensive income (loss),
net of taxes	3,940	(102)	3,838

Ending balance September 30, 2024, net of taxes	$(3,089)	$(5,803)	$(8,892)

Beginning balance January 1, 2023, net of taxes	$(11,394)	$(5,462)	$(16,856)
Other comprehensive income (loss) before reclassification,
net of taxes	(498)	(41)	(539)
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(74)	(74)
Net current period other comprehensive income (loss),
net of taxes	(498)	(115)	(613)

Ending balance September 30, 2023, net of taxes	$(11,892)	$(5,577)	$(17,469)

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2024	2023	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$52	$48
Prior service cost and actuarial losses (3)	(26)	(13)
	26	35	Other noninterest expense
	(8)	(10)	Income tax benefit
Total reclassification from AOCI for the period	$18	$25	Net of tax
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

	Amounts Reclassified from
	AOCI
	Nine Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2024	2023	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$157	$143
Prior service cost and actuarial losses (3)	(78)	(39)
	79	104	Other noninterest expense
	(24)	(30)	Income tax benefit
Total reclassification from AOCI for the period	$55	$74	Net of tax

(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows at the dates indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
September 30, 2024	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$185,602	$—	$(1,440)	$—	$184,162
Agency mortgage-backed securities	56,373	—	(2,923)	—	53,450
Total	$241,975	$—	$(4,363)	$—	$237,612

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
September 30, 2024	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$573,621	$381	$(72,377)	$501,625	$—
Municipals - exempt from Federal tax	30,584	3	(679)	29,908	(12)
Total	$604,205	$384	$(73,056)	$531,533	$(12)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2023	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$387,990	$—	$(5,621)	$—	$382,369
Agency mortgage-backed securities	64,580	—	(4,313)	—	60,267
Total	$452,570	$—	$(9,934)	$—	$442,636

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2023	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$618,374	$282	$(86,011)	$532,645	$—
Municipals - exempt from Federal tax	32,203	3	(724)	31,482	(12)
Total	$650,577	$285	$(86,735)	$564,127	$(12)

Securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position are as follows at the dates indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$—	$—	$184,162	$(1,440)	$184,162	$(1,440)
Agency mortgage-backed securities	—	—	53,450	(2,923)	53,450	(2,923)
Total	$—	$—	$237,612	$(4,363)	$237,612	$(4,363)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$490,099	$(72,377)	$490,099	$(72,377)
Municipals — exempt from Federal tax	4,288	(40)	20,521	(639)	24,809	(679)
Total	$4,288	$(40)	$510,620	$(73,016)	$514,908	$(73,056)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$4,926	$(40)	$377,443	$(5,581)	$382,369	$(5,621)
Agency mortgage-backed securities	—	—	60,267	(4,313)	60,267	(4,313)
Total	$4,926	$(40)	$437,710	$(9,894)	$442,636	$(9,934)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$520,615	$(86,011)	$520,615	$(86,011)
Municipals — exempt from Federal tax	9,790	(176)	13,151	(548)	22,941	(724)
Total	$9,790	$(176)	$533,766	$(86,559)	$543,556	$(86,735)

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

At the dates and during the periods covered by these financial statements, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At September 30, 2024, the Company held 396 securities (130 available-for-sale and 266 held-to-maturity), of which 375 had fair value below amortized cost. The unrealized/unrecognized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.

The amortized cost and estimated fair values of securities as of September 30, 2024 are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$8,981	$8,972
Due after three months through one year	176,621	175,190
Agency mortgage-backed securities	56,373	53,450
Total	$241,975	$237,612

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value

	(Dollars in thousands)
Due after three months through one year	$1,805	$1,799
Due after one through five years	7,395	7,307
Due after five through ten years	21,384	20,802
Agency mortgage-backed securities	573,621	501,625
Total	$604,205	$531,533

(1)	Gross of the allowance for credit losses of ($12,000) at September 30, 2024.

Securities with amortized cost of $777,327,000 and $1,041,608,000 as of September 30, 2024 and December 31, 2023, respectively, were pledged to secure the Bank’s lines of credit and for other purposes as required or permitted by law or contract. The decrease in pledged securities at September 30, 2024 was due to securities maturities.

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Balance Sheet. The table below presents a roll-forward by major security type for the nine months ended September 30, 2024 of the allowance for credit losses on debt securities held-to-maturity at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2024	$12
Provision for credit losses	—
Ending balance September 30, 2024	$12

The bond ratings for the Company’s municipal investment securities at September 30, 2024 were consistent with the ratings at December 31, 2023.

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

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows at the dates indicated:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$481,266	$463,778
Real estate:
CRE - owner occupied	602,062	583,253
CRE - non-owner occupied	1,310,578	1,256,590
Land and construction	125,761	140,513
Home equity	124,090	119,125
Multifamily	273,103	269,734
Residential mortgages	479,524	496,961
Consumer and other	14,179	20,919
Loans	3,410,563	3,350,873
Deferred loan fees, net	(327)	(495)
Loans, net of deferred fees	3,410,236	3,350,378
Allowance for credit losses on loans	(47,819)	(47,958)
Loans, net	$3,362,417	$3,302,420

The allowance for credit losses is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954
Charge-offs	(174)	—	—	—	—	—	—	(300)	(474)
Recoveries	154	14	—	—	18	—	—	—	186
Net (charge-offs) recoveries	(20)	14	—	—	18	—	—	(300)	(288)
Provision for (recapture of)
credit losses on loans	(273)	62	603	(195)	(72)	86	(291)	233	153
End of period balance	$4,717	$5,420	$27,450	$1,328	$760	$4,355	$3,669	$120	$47,819

	Three Months Ended September 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803
Charge-offs	(447)	—	—	—	—	—	—	—	(447)
Recoveries	59	2	—	—	117	—	—	—	178
Net (charge-offs) recoveries	(388)	2	—	—	117	—	—	—	(269)
Provision for (recapture of)
credit losses on loans	(557)	(120)	1,396	(126)	(140)	331	(635)	19	168
End of period balance	$5,605	$5,345	$24,919	$2,744	$707	$4,714	$3,494	$174	$47,702

	Nine Months Ended September 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(1,042)	—	—	—	—	—	—	(300)	(1,342)
Recoveries	300	24	—	—	71	—	—	—	395
Net (charge-offs) recoveries	(742)	24	—	—	71	—	—	(300)	(947)
Provision for (recapture of)
credit losses on loans	(394)	275	2,127	(1,024)	45	(698)	244	233	808
End of period balance	$4,717	$5,420	$27,450	$1,328	$760	$4,355	$3,669	$120	$47,819

	Nine Months Ended September 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(605)	—	—	—	(246)	—	—	—	(851)
Recoveries	247	10	—	—	324	—	—	—	581
Net (charge-offs) recoveries	(358)	10	—	—	78	—	—	—	(270)
Provision for (recapture of)
credit losses on loans	(654)	(416)	2,784	(197)	(37)	1,348	(2,413)	45	460
End of period balance	$5,605	$5,345	$24,919	$2,744	$707	$4,714	$3,494	$174	$47,702

The following tables present the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the dates indicated:

	September 30, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$620	$132	$460	$1,212
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,862	—	—	5,862
Home equity	84	—	—	84
Total	$6,566	$132	$460	$7,158

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

The following tables present the aging of past due loans by class at the dates indicated:

	September 30, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,390	$1,755	$1,082	$7,227	$474,039	$481,266
Real estate:
CRE - Owner Occupied	—	—	—	—	602,062	602,062
CRE - Non-Owner Occupied	4,513	—	—	4,513	1,306,065	1,310,578
Land and construction	—	—	5,862	5,862	119,899	125,761
Home equity	659	—	—	659	123,431	124,090
Multifamily	—	—	—	—	273,103	273,103
Residential mortgages	—	—	—	—	479,524	479,524
Consumer and other	—	—	—	—	14,179	14,179
Total	$9,562	$1,755	$6,944	$18,261	$3,392,302	$3,410,563

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Past due nonaccrual loans	$6,484	$6,100
Current nonaccrual loans	214	718
Total nonaccrual loans	$6,698	$6,818

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

The following tables show the Company’s loan portfolio by credit quality indicator and year of origination at September 30, 2024 and December 31, 2023. The loan categories are based on the loan segmentation in the Company's current expected credit loss (“CECL”) reserve methodology for the calculation of the allowance for credit losses on loans based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of September 30, 2024						Amortized
	2024	2023	2022	2021	2020	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$89,567	$27,960	$18,909	$17,627	$11,351	$30,452	$275,491	$471,357
Special Mention	3,029	—	358	131	—	185	200	3,903
Substandard	—	147	592	—	—	4,415	100	5,254
Substandard-Nonaccrual	—	—	—	223	—	529	—	752
Total	92,596	28,107	19,859	17,981	11,351	35,581	275,791	481,266

CRE - Owner Occupied:
Pass	42,069	31,845	83,140	102,419	66,720	253,342	9,407	588,942
Special Mention	—	—	—	8,282	447	1,217	—	9,946
Substandard	—	—	—	—	3,174	—	—	3,174
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	42,069	31,845	83,140	110,701	70,341	254,559	9,407	602,062

CRE - Non-Owner Occupied:
Pass	97,037	223,427	232,175	255,074	27,272	446,572	3,833	1,285,390
Special Mention	—	—	4,841	2,201	—	1,279	—	8,321
Substandard	—	—	—	4,514	—	11,753	600	16,867
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	97,037	223,427	237,016	261,789	27,272	459,604	4,433	1,310,578

Land and construction:
Pass	26,745	43,646	30,987	15,984	214	—	—	117,576
Special Mention	—	—	—	—	—	2,323	—	2,323
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	3,815	966	1,081	—	5,862
Total	26,745	43,646	30,987	19,799	1,180	3,404	—	125,761

Home equity:
Pass	—	—	—	—	—	2,098	119,357	121,455
Special Mention	—	—	—	—	—	—	2,110	2,110
Substandard	—	—	—	—	—	—	441	441
Substandard-Nonaccrual	—	—	—	—	—	84	—	84
Total	—	—	—	—	—	2,182	121,908	124,090

Multifamily:
Pass	13,397	46,528	39,833	54,067	5,286	113,429	563	273,103
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	13,397	46,528	39,833	54,067	5,286	113,429	563	273,103

Residential mortgage:
Pass	3,937	1,665	184,031	255,131	1,014	33,570	—	479,348
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	176	—	176
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	3,937	1,665	184,031	255,131	1,014	33,746	—	479,524

Consumer and other:
Pass	175	674	1,339	48	—	1,998	9,871	14,105
Special Mention	—	—	—	—	—	74	—	74
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	175	674	1,339	48	—	2,072	9,871	14,179

Total loans	$275,956	$375,892	$596,205	$719,516	$116,444	$904,577	$421,973	$3,410,563

Risk Grades:
Pass	$272,927	$375,745	$590,414	$700,350	$111,857	$881,461	$418,522	$3,351,276
Special Mention	3,029	—	5,199	10,614	447	5,078	2,310	26,677
Substandard	—	147	592	4,514	3,174	16,344	1,141	25,912
Substandard-Nonaccrual	—	—	—	4,038	966	1,694	—	6,698
Grand Total	$275,956	$375,892	$596,205	$719,516	$116,444	$904,577	$421,973	$3,410,563

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2023						Amortized
	2023	2022	2021	2020	2019	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$99,387	$25,250	$19,732	$14,929	$11,893	$22,134	$258,461	$451,786
Special Mention	2,107	1,092	41	—	133	1,134	467	4,974
Substandard	4	1,516	—	100	185	3,835	142	5,782
Substandard-Nonaccrual	—	—	349	—	116	771	—	1,236
Total	101,498	27,858	20,122	15,029	12,327	27,874	259,070	463,778

CRE - Owner Occupied:
Pass	32,993	86,688	110,613	68,184	52,885	214,729	10,302	576,394
Special Mention	—	250	3,241	462	—	1,802	—	5,755
Substandard	—	—	—	—	1,100	4	—	1,104
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	32,993	86,938	113,854	68,646	53,985	216,535	10,302	583,253

CRE - Non-Owner Occupied:
Pass	225,505	243,080	267,870	28,315	92,648	370,552	3,199	1,231,169
Special Mention	—	—	—	—	7,493	10,040	—	17,533
Substandard	—	—	—	—	—	7,614	274	7,888
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	225,505	243,080	267,870	28,315	100,141	388,206	3,473	1,256,590

Land and construction:
Pass	40,142	52,862	27,419	9,273	1,864	—	—	131,560
Special Mention	2,163	—	—	—	—	—	—	2,163
Substandard	2,129	—	—	—	—	—	—	2,129
Substandard-Nonaccrual	—	—	3,706	955	—	—	—	4,661
Total	44,434	52,862	31,125	10,228	1,864	—	—	140,513

Home equity:
Pass	—	—	—	—	—	1,463	111,250	112,713
Special Mention	—	—	—	—	—	—	2,110	2,110
Substandard	—	—	—	—	—	—	4,160	4,160
Substandard-Nonaccrual	—	—	—	—	—	—	142	142
Total	—	—	—	—	—	1,463	117,662	119,125

Multifamily:
Pass	47,089	41,112	55,557	5,394	42,129	75,890	355	267,526
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,208	—	2,208
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	47,089	41,112	55,557	5,394	42,129	78,098	355	269,734

Residential mortgage:
Pass	1,684	187,417	268,617	1,037	6,861	28,892	—	494,508
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	973	—	—	—	701	—	1,674
Substandard-Nonaccrual	—	779	—	—	—	—	—	779
Total	1,684	189,169	268,617	1,037	6,861	29,593	—	496,961

Consumer and other:
Pass	2,332	1,376	3	—	—	2,089	14,961	20,761
Special Mention	—	—	62	—	—	96	—	158
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	2,332	1,376	65	—	—	2,185	14,961	20,919

Total loans	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

Risk Grades:
Pass	$449,132	$637,785	$749,811	$127,132	$208,280	$715,749	$398,528	$3,286,417
Special Mention	4,270	1,342	3,344	462	7,626	13,072	2,577	32,693
Substandard	2,133	2,489	—	100	1,285	14,362	4,576	24,945
Substandard-Nonaccrual	—	779	4,055	955	116	771	142	6,818
Grand Total	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

The following tables present the gross charge-offs by class of loans and year of origination for the periods indicated:

	Gross Charge-offs by Originated Period for the Three Months Ended September 30, 2024
						Prior	Revolving
	2024	2023	2022	2021	2020	Periods	Loans	Total

	(Dollars in thousands)
Commercial	$—	$—	$—	$—	$—	$25	$149	$174
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	300	300
Total	$—	$—	$—	$—	$—	$25	$449	$474

Gross Charge-offs by Originated Period for the Three Months Ended September 30, 2023
						Prior	Revolving
	2023	2022	2021	2020	2019	Periods	Loans	Total

(Dollars in thousands)
Commercial	$1	$45	$—	$—	$229	$172	$—	$447
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$1	$45	$—	$—	$229	$172	$—	$447

	Gross Charge-offs by Originated Period for the Nine Months Ended September 30, 2024
						Prior	Revolving
	2024	2023	2022	2021	2020	Periods	Loans	Total

	(Dollars in thousands)
Commercial	$—	$416	$—	$—	$—	$477	$149	$1,042
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	300	300
Total	$—	$416	$—	$—	$—	$477	$449	$1,342

	Gross Charge-offs by Originated Period for the Nine Months Ended September 30, 2023
						Prior	Revolving
	2023	2022	2021	2020	2019	Periods	Loans	Total

	(Dollars in thousands)
Commercial	$1	$49	$—	$—	$278	$277	$—	$605
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	246	246
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$1	$49	$—	$—	$278	$277	$246	$851

The amortized cost basis of collateral-dependent loans at September 30, 2024 and December 31, 2023 was $132,000 and $290,000, respectively, and were secured by business assets.

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

During the three months ended September 30, 2024, there were no loan modifications to borrowers experiencing financial difficulty. During the three months ended September 30, 2023, there were commercial loan modifications with a payment delay totaling $25,000, representing 0.01% of the total class of financing receivables. During the nine months ended September 30, 2024, there were commercial loan modifications with a term extension totaling $15,000, representing 0.00% of the total class of financing receivables, and included a weighted average term extension of 12 months. During the nine months ended September 30, 2023, there were commercial loan modifications with a payment delay totaling $79,000, a combination term extension and interest rate reduction totaling $2,000, representing 0.02% of the total class of financing receivables, and included principal forgiveness totaling $3,000, a weighted average interest rate reduction of 0.25%, and a weighted average term extension of 14 months.

The Company has not committed to lend any additional amounts to these borrowers. There were no payment defaults for loans modified for the three and nine months ended September 30, 2024 and September 30, 2023.

6) Goodwill and Other Intangible Assets

Goodwill

At September 30, 2024, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to the acquisition of Bay View Funding, the Bank’s factoring subsidiary, $32,619,000 from the acquisition of Focus Business Bank, $13,819,000 from the acquisition of Tri-Valley Bank, $24,271,000 from the acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

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

On a quarterly basis, management assesses whether it is necessary to perform a quantitative impairment test of goodwill. Management concluded that there were no triggering events and circumstances that would indicate that the fair value of the reporting unit is less that its carrying amount as of September 30, 2024. In addition, the Company hires a third party vendor to test goodwill for impairment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. The Company completed its annual goodwill impairment analysis as of November 30, 2023 with the assistance of an independent valuation firm. The goodwill related to the acquisition of Bay View Funding was tested separately for impairment under this analysis. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting units exceeded the carrying value. No events or circumstances since the November 30, 2023 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	September 30, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(18,164)	$6,859
Customer relationship and brokered relationship intangibles	1,900	(1,883)	17
Below market leases	110	(20)	90
Total	$27,033	$(20,067)	$6,966

	December 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(16,646)	$8,377
Customer relationship and brokered relationship intangibles	1,900	(1,741)	159
Below market leases	110	(19)	91
Total	$27,033	$(18,406)	$8,627

As of September 30, 2024, the estimated amortization expense for future periods is as follows:

		Customer &	Below/
	Core	Brokered	(Above)	Total
	Deposit	Relationship	Market	Amortization
Year	Intangible	Intangible	Lease	Expense

	(Dollars in thousands)
2024 remaining	$505	$17	$4	$526
2025	1,795	—	18	1,813
2026	1,512	—	18	1,530
2027	1,438	—	18	1,456
2028	999	—	18	1,017
2029	610	—	14	624
	$6,859	$17	$90	$6,966

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2024 and December 31, 2023.

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

The Company had net deferred tax assets of $26,390,000 and $29,765,000, at September 30, 2024 and December 31, 2023, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2024 and December 31, 2023 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Low income housing investments	$2,349	$2,794
Future commitments	$491	$494

The Company expects $11,000 of the future commitments to be paid in 2024, and $480,000 in 2025 through 2027.

For tax purposes, the Company had low income housing tax credits of $141,000 and $180,000 for the three months ended September 30, 2024 and 2023, respectively, and low income housing investment expense of $148,000 and $186,000, respectively. For tax purposes, the Company had low income housing tax credit of $422,000 and $540,000 for the nine months ended September 30, 2024 and 2023, respectively, and low income housing investment expense of $445,000 and $557,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans

Supplemental Retirement Plan

The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. While the Plan remains active for those participants, the Company has not approved any new participation in the Plan since 2011. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$52	$48	$154	$144
Interest cost	318	324	954	972
Amortization of net actuarial loss	26	13	78	39
Net periodic benefit cost	$396	$385	$1,186	$1,155

Amount recognized in other comprehensive income (loss)	$18	$9	$54	$27

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,951	$7,060
Interest cost	259	365
Actuarial loss	—	(474)
Projected benefit obligation at end of period	$7,210	$6,951

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Net actuarial loss	$(2,332)	$(2,108)
Prior transition obligation	(633)	(701)
Accumulated other comprehensive income (loss)	$(2,965)	$(2,809)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(53)	$(48)	$(157)	$(143)
Interest cost	87	92	259	274
Net periodic benefit cost	$34	$44	$102	$131

Amount recognized in other comprehensive income (loss)	$(53)	$(48)	$(157)	$(143)

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at September 30, 2024
Available-for-sale securities:
U.S. Treasury	$184,162	$184,162	$—	$—
Agency mortgage-backed securities	53,450	—	53,450	—
I/O strip receivables	95	—	95	—

Assets at December 31, 2023
Available-for-sale securities:
U.S. Treasury	$382,369	$382,369	$—	$—
Agency mortgage-backed securities	60,267	—	60,267	—
I/O strip receivables	117	—	117	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at September 30, 2024 or December 31, 2023.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third-party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At September 30, 2024 and December 31, 2023, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2024 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$956,310		$956,310	$—	$—	$956,310
Securities available-for-sale	237,612		184,162	53,450	—	237,612
Securities held-to-maturity	604,193		—	531,533	—	531,533
Loans (including loans held-for-sale)	3,411,885	(1)	—	1,649	3,246,881	3,248,530
FHLB stock, FRB stock, and other
investments	32,553		—	—	—	N/A
Accrued interest receivable	15,220		604	3,020	11,596	15,220
I/O strips receivables	95		—	95	—	95
Liabilities:
Time deposits	$523,396		$—	$525,656	$—	$525,656
Other deposits	4,206,137		—	4,206,137	—	4,206,137
Subordinated debt	39,615		—	33,215	—	33,215
Accrued interest payable	7,037		—	7,037	—	7,037

(1) Before allowance for credit losses on loans of $47,819,000.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2023 are as follows:

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

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the 2013 Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which reserved for issuance 600,000 shares, plus the number of shares available for issuance under the 2013 Plan that had not been made subject to outstanding awards as of the effective date of the 2023 Plan. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Each RSU granted to non-executive employees generally vests ratably over three years. For the nine months ended September 30, 2024, the Company granted 273,841 RSUs. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. There were 941,181 shares available for the issuance of equity awards under the 2023 Plan as of September 30, 2024.

The executive officers that participate in the Company’s Long Term Incentive Equity Program receive 50% of their award value in RSUs and 50% of their award value in PRSUs contingent on return on average tangible common equity (“ROATCE”) performance compared to a peer group at the end of a three year performance period. PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the nine months ended September 30, 2024, the Company granted 149,923 shares of PRSUs.

Restricted stock is subject to time vesting. Restricted stock granted to the Board of Directors generally vests in one year. For the nine months ended September 30, 2024, the Company granted 57,213 shares of restricted stock.

Stock option activity under the Equity Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	2,637,356	$10.40
Exercised	(88,764)	$5.39
Forfeited or expired	(222,399)	$10.58
Outstanding at September 30, 2024	2,326,193	$10.58	5.07	$1,867,043
Vested or expected to vest	2,186,621		5.07	$1,755,020
Exercisable at September 30, 2024	1,898,485		4.39	$1,328,659

The table below provides information related to stock option activity under the Equity Plans for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Intrinsic value of options exercised	$321,882	$620,013
Cash received from option exercise	$478,358	$996,453
Tax (expense) benefit realized from option exercises	$(17,785)	$(5,902)
Weighted average fair value of options granted	N/A	$1.32

As of September 30, 2024, there was $724,000 of total unrecognized compensation cost related to unvested stock options granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.94 years.

Restricted stock activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2024	185,413	$10.87
Granted	57,123	$8.49
Vested	(123,260)	$9.12
Forfeited or expired	(31,215)	$11.43
Nonvested shares at September 30, 2024	88,061	$9.45

As of September 30, 2024, there was $482,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Plans. The cost is expected to be recognized over a weighted-average period of approximately 0.73 years.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2024	119,362	$7.41
Granted	273,841	$8.47
Vested	(35,837)	$7.46
Forfeited or expired	(40,589)	$7.84
Nonvested shares at September 30, 2024	316,777	$8.26

As of September 30, 2024, there were $2,136,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.32 years.

PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2024	119,358	$7.41
Granted	149,923	$8.49
Forfeited or expired	(39,862)	$7.75
Nonvested shares at September 30, 2024	229,419	$8.06

As of September 30, 2024, there were $1,307,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.20 years.

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

	September 30, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,204,712	$765,134	$—	$765,134
FRB discount window collateralized line of credit	1,755,474	1,397,326	—	1,397,326
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
	$2,960,186	$2,277,460	$—	$2,277,460

	December 31, 2023
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,600,371	$1,100,931	$—	$1,100,931
FRB discount window collateralized line of credit	1,658,642	1,235,573	—	1,235,573
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
Total	$3,259,013	$2,446,504	$—	$2,446,504

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at September 30, 2024 and December 31, 2023.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $385,000, totaled $39,615,000 at September 30, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2024. There are no conditions or events since September 30, 2024, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2024 and December 31, 2023, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements at the dates indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2024
Total Capital	$605,396	15.6%	$406,919	10.5%
(to risk-weighted assets)
Tier 1 Capital	$520,133	13.4%	$329,411	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$520,133	13.4%	$271,279	7.0%
(to risk-weighted assets)
Tier 1 Capital	$520,133	10.0%	$207,279	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

The Subordinated Debt, net of unamortized issuance costs, totaled $39,615,000 at September 30, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements at the dates indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under PCA Regulatory		Purposes
	Actual		Guidelines		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of September 30, 2024
Total Capital	$585,034	15.1%	$387,242	10.0%	$406,604	10.5%
(to risk-weighted assets)
Tier 1 Capital	$539,386	13.9%	$309,793	8.0%	$329,156	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$539,386	13.9%	$251,707	6.5%	$271,069	7.0%
(to risk-weighted assets)
Tier 1 Capital	$539,386	10.4%	$258,949	5.0%	$207,159	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2023
Total Capital	$572,907	14.9%	$383,542	10.0%	$402,719	10.5%
(to risk-weighted assets)
Tier 1 Capital	$529,836	13.8%	$306,834	8.0%	$326,011	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$529,836	13.8%	$249,302	6.5%	$268,479	7.0%
(to risk-weighted assets)
Tier 1 Capital	$529,836	10.4%	$254,869	5.0%	$203,895	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

Under the California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2024, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $71,477,000. HBC distributed to HCC dividends of $8,000,000 during the first, second, and third quarters of 2024 for a total of $24,000,000.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are from time to time subject to private lawsuits, government audits and examinations, administrative proceedings and other claims. Under certain circumstances, we also may be subjected to increased risk associated with the acts or omissions of our clients (such as clients who, unbeknownst to the Bank or the Company, may engage in or become associated with fraudulent or unlawful transactions, Ponzi schemes, money laundering, and similar unlawful acts). A number of these claims may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are ultimately determined to be liable.

At September 30, 2024, the Company was the subject of three pending legal proceedings (excluding pending and potential litigation arising in the ordinary course of business) each of which was an employment-related action asserted between November 2020 and October 2021. Two of the claims purport to be class actions on behalf of other employees and seek unspecified damages, penalties and attorney fees under the California Labor Code, the California Business and Professions Code, and the California Private Attorneys General Act (“PAGA”). The third such claim is an individual claim alleging race and gender discrimination, wage violations, and a variety of other claims. The claimants in all three actions allege various instances of disability, race and gender discrimination, wage-and-hour violations, retaliation, and related claims. Two of these cases remain pending in Alameda County Superior Court following a series of motions and interlocutory appeals, and are currently set for trial late in the summer of 2025. The third claim was substantially resolved through mediation in October 2024, after the period covered by the accompanying financial statements, for an amount that is immaterial to the Company’s financial condition and results of operations. The Company contends that the claims are without merit and intends to defend them vigorously.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, the Company cannot always reasonably estimate the amount or range of possible losses, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates, once made, may prove inaccurate.

At this time, we believe that the amount of reasonably possible losses resulting from final disposition of pending or threatened lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims, and that, associated with the defense of such claims, we may incur elevated levels of attorney fees and other litigation costs. Likewise, factors that affect the insurance coverage for these matters may affect our estimates of the relevant contingent liabilities, and we generally adjust our estimates based on known factors that affect that coverage as those factors come to light. Legal costs related to such claims are expensed as incurred.

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,117,775,000 at September 30, 2024, and $1,149,056,000 at December 31, 2023. Unused commitments represented 33% and 34% of outstanding gross loans at September 30, 2024 and December 31, 2023, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit at the dates indicated:

	September 30, 2024			December 31, 2023
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$122,471	$972,291	$1,094,762	$96,166	$1,041,608	$1,137,774
Standby letters of credit	6,178	16,835	23,013	4,283	6,999	11,282
	$128,649	$989,126	$1,117,775	$100,449	$1,048,607	$1,149,056

For the nine months ended September 30, 2024, there was a decrease of ($111,000) to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The decrease in the allowance for credit losses for off-balance sheet credit exposures in the first nine months of 2024 was driven by a decline in the loss factor due to an improved forecast in the commercial and industrial and land and construction loan segments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $656,000 at September 30, 2024 and $767,000 at December 31, 2023.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASU 2020-05 Revenue from Contracts with Customers (Topic 606), for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$908	$859
Total noninterest income in-scope of Topic 606	908	859
Noninterest Income Out-of-scope of Topic 606	1,332	1,357
Total noninterest income	$2,240	$2,216

	Nine Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$2,676	$3,503
Total noninterest income in-scope of Topic 606	2,676	3,503
Noninterest Income Out-of-scope of Topic 606	3,887	3,553
Total noninterest income	$6,563	$7,056

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Salaries and employee benefits	$15,673	$14,147	$46,976	$42,943
Occupancy and equipment	2,599	2,301	7,731	7,123
Insurance expense	1,715	1,595	4,988	4,627
Professional fees	1,306	717	3,705	3,265
Client services	809	682	2,497	1,633
Data processing	800	906	2,635	2,593
Software subscriptions	743	682	2,034	1,903
Other	3,910	4,141	12,713	11,476
Total noninterest expense	$27,555	$25,171	$83,279	$75,563

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of September 30, 2024, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $31,912,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,727	$1,677	$5,125	$5,087
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,764	$1,678	$5,165	$5,026
Operating Lease - ROU assets	$31,912	$31,979	$31,912	$31,979
Operating Lease - Liabilities	$31,912	$31,979	$31,912	$31,979
Weighted Average Lease Term - Operating Leases	5.32 years	6.10 years	5.32 years	6.10 years
Weighted Average Discount Rate - Operating Leases	5.56%	4.86%	5.56%	4.86%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of September 30, 2024:

(Dollars in thousands)
2024 remaining	$1,778
2025	7,145
2026	6,603
2027	6,380
2028	5,779
Thereafter	9,457
Total undiscounted cash flows	37,142
Discount on cash flows	(5,230)
Total lease liability	$31,912

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

	Three Months Ended September 30, 2024
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$59,294	$2,144	$61,438
Intersegment interest allocations	470	(470)	—
Total interest expense	21,523	—	21,523
Net interest income	38,241	1,674	39,915
Provision for (recapture of) credit losses on loans	186	(33)	153
Net interest income after provision	38,055	1,707	39,762
Noninterest income	1,982	258	2,240
Noninterest expense	25,808	1,747	27,555
Intersegment expense allocations	121	(121)	—
Income before income taxes	14,350	97	14,447
Income tax expense	3,911	29	3,940
Net income	$10,439	$68	$10,507

Total assets	$5,466,494	$85,102	$5,551,596
Loans, net of deferred fees	$3,353,037	$57,199	$3,410,236
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended September 30, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$58,016	$2,775	$60,791
Intersegment interest allocations	397	(397)	—
Total interest expense	15,419	—	15,419
Net interest income	42,994	2,378	45,372
Provision for (recapture of) credit losses on loans	254	(86)	168
Net interest income after provision	42,740	2,464	45,204
Noninterest income	2,044	172	2,216
Noninterest expense	23,588	1,583	25,171
Intersegment expense allocations	109	(109)	—
Income before income taxes	21,305	944	22,249
Income tax expense	6,175	279	6,454
Net income	$15,130	$665	$15,795

Total assets	$5,314,922	$88,385	$5,403,307
Loans, net of deferred fees	$3,233,379	$52,082	$3,285,461
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

	Nine Months Ended September 30, 2024
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$170,170	$7,896	$178,066
Intersegment interest allocations	1,346	(1,346)	—
Total interest expense	58,603	—	58,603
Net interest income	112,913	6,550	119,463
Provision for credit losses on loans	556	252	808
Net interest income after provision	112,357	6,298	118,655
Noninterest income	6,030	533	6,563
Noninterest expense	78,438	4,841	83,279
Intersegment expense allocations	381	(381)	—
Income before income taxes	40,330	1,609	41,939
Income tax expense	11,556	476	12,032
Net income	$28,774	$1,133	$29,907

Total assets	$5,466,494	$85,102	$5,551,596
Loans, net of deferred fees	$3,353,037	$57,199	$3,410,236
Goodwill	$154,587	$13,044	$167,631

	Nine Months Ended September 30, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$164,783	$10,623	$175,406
Intersegment interest allocations	1,626	(1,626)	—
Total interest expense	34,483	—	34,483
Net interest income	131,926	8,997	140,923
Provision (recapture) for credit losses on loans	807	(347)	460
Net interest income after provision	131,119	9,344	140,463
Noninterest income	6,743	313	7,056
Noninterest expense	70,645	4,918	75,563
Intersegment expense allocations	435	(435)	—
Income before income taxes	67,652	4,304	71,956
Income tax expense	19,572	1,269	20,841
Net income	$48,080	$3,035	$51,115

Total assets	$5,314,922	$88,385	$5,403,307
Loans, net of deferred fees	$3,233,379	$52,082	$3,285,461
Goodwill	$154,587	$13,044	$167,631

(1) Includes the holding company’s results of operations

18) Subsequent Events

On October 24, 2024, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on November 21, 2024, to shareholders of record at the close of the business day on November 7, 2024.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) under the heading “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes in the Company's application of critical accounting policies since December 31, 2023 .

EXECUTIVE SUMMARY

The Company conducts a general commercial banking business through the Bank. Our primary operations are located in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. Our market includes the cities of Oakland, San Francisco, and San Jose, the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Bank’s clients are primarily closely held businesses and professionals. We also have limited operations in other regions primarily by virtue of Bay View Funding, the Bank’s factoring subsidiary, which provides factoring and other alternative corporate financing services.

Performance Overview

For the three months ended September 30, 2024, net income was $10.5 million, or $0.17 per average diluted common share, compared to $15.8 million, or $0.26 per average diluted common share, for the three months ended September 30, 2023. The Company’s annualized return on average assets was 0.78% and annualized return on average equity was 6.14% for the three months ended September 30, 2024, compared to 1.16% and 9.54%, respectively, for the three months ended September 30, 2023. The Company’s annualized return on average tangible assets was 0.81% and annualized return on average tangible common equity was 8.27% for the three months ended September 30, 2024, compared to 1.20% and 13.06%, respectively, for the three months ended September 30, 2023. The annualized return on average tangible assets and annualized return on average tangible common equity are non-GAAP financial measures.

For the nine months ended September 30, 2024, net income was $29.9 million, or $0.49 per average diluted common share, compared to $51.1 million, or $0.83 per average diluted common share, for the nine months ended September 30, 2023. The Company’s annualized return on average assets was 0.76% and annualized return on average equity was 5.91% for the nine months ended September 30, 2024, compared to 1.29% and 10.54%, respectively, for the nine months ended September 30, 2023. The Company’s annualized return on average tangible assets was 0.79% and annualized return on average tangible common equity was 7.98% for the nine months ended September 30, 2024, compared to 1.33% and 14.52%, respectively, for the nine months ended September 30, 2023. The annualized return on average tangible assets and annualized return on average tangible common equity are non-GAAP financial measures.

Third Quarter 2024 Highlights

Results of Operations:

●	Net interest income decreased (12%) to $39.9 million for the third quarter of 2024, compared to $45.4 million for the third quarter of 2023. The non-GAAP fully tax equivalent (“FTE”) net interest margin contracted 40 basis points to 3.17% for the third quarter of 2024, from 3.57% for the third quarter of 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing demand deposits, and a decrease in average interest earning assets, partially offset by a higher average yield on core loans and a higher average balance of loans.

●	For the first nine months of 2024, net interest income decreased (15%) to $119.5 million, compared to $140.9 million for the first nine months of 2023. The non-GAAP FTE net interest margin contracted 54 basis points to 3.26% for the first nine months of 2024, from 3.80% for the first nine months of 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing demand deposits, and a decrease in average interest earning assets, partially offset by an increase in the yield on core loans and overnight funds and a higher average balance of loans.

●	The average yield on the total loan portfolio decreased to 5.42% for the third quarter of 2024, compared to 5.46% for the third quarter of 2023.

●	The average yield on the total loan portfolio decreased to 5.45% for the first nine months of 2024, compared to 5.46% for the first nine months of 2023, primarily due to a lower average balance of Bay View Funding factored receivables, a decrease in the accretion of loan purchase discount into interest income from acquired loans, and lower prepayment fees, mostly offset by increases in the prime rate for the first nine months of 2024.

●	In aggregate, the unamortized net purchase discount on total loans acquired was $2.5 million at September 30, 2024.

●	The average cost of total deposits increased to 1.84% for the third quarter of 2024, compared to 1.29% for the third quarter of 2023.
●	The average cost of total deposits increased to 1.72% for the first nine months of 2024, compared to 0.94% for the first nine months of 2023.

●	During the third quarter of 2024, we recorded a provision for credit losses on loans of $153,000, compared to a provision for credit losses on loans of $168,000 for the third quarter of 2023. There was a provision for credit losses on loans of $808,000 for the nine months ended September 30, 2024, compared to a provision for credit losses on loans of $460,000 for the nine months ended September 30, 2023.

●	Total noninterest income was relatively flat at $2.2 million for both the third quarter of 2024 and the third quarter of 2023.

●	Total noninterest income decreased (7%) to $6.6 million for the first nine months of 2024, compared to $7.1 million for the first nine months of 2023, primarily due to lower service charges and fees on deposit accounts, partially offset by a higher gain on proceeds from company-owned life insurance for the first nine months of 2024.

●	Total noninterest expense for the third quarter of 2024 increased to $27.6 million, compared to $25.2 million for the third quarter of 2023, primarily due to higher salaries and employee benefits, rent expense included in occupancy and equipment, and professional fees.

●	Total noninterest expense for the first nine months of 2024 increased to $83.3 million, compared to $75.6 million for the first nine months of 2023, primarily due to higher salaries and employee benefits, rent expense, and information technology related expenses, marketing related expenses, regulatory assessments, and ICS/CDARS fee expense included in other noninterest expense.

●	The efficiency ratio as 65.37% for the third quarter of 2024, compared to 52.89% for the third quarter of 2023. The efficiency ratio increased to 66.08% for the nine months ended September 30, 2024, compared to 51.06% for the nine months ended September 30, 2023. The increase in the efficiency ratio for the third quarter of 2024 and nine months ended September 30, 2024, compared to the respective periods in 2023, was due to both higher noninterest expense and lower net revenue. The efficiency ratio is a non-GAAP financial measure.

●	Income tax expense was $3.9 million for the third quarter of 2024, compared to $6.5 million for the third quarter of 2023. Income tax expense for the nine months ended September 30, 2024 was $12.0 million, compared to $20.8 million for the nine months ended September 30, 2023.

Financial Condition and Liquidity Position:

●	Our liquidity, including cash on hand, undrawn lines of credit, and other sources of liquidity, totaled $3.2 billion, or 66% of the Company’s total deposits and approximately 147% of the Bank’s estimated uninsured deposits, at September 30, 2024. The Bank’s uninsured deposits were approximately $2.2 billion, or 47% of the Company’s total deposits, at September 30, 2024. The following table shows our liquidity, available lines of credit and the amounts outstanding at September 30, 2024:

	Total		Remaining
	Available	Outstanding	Available

	(Dollars in thousands)
Excess funds at the Federal Reserve Bank ("FRB")	$903,900	$—	$903,900
FRB discount window collateralized line of credit	1,397,326	—	1,397,326
Federal Home Loan Bank ("FHLB")
collateralized borrowing capacity	765,134	—	765,134
Unpledged investment securities (at fair value)	66,158	—	66,158
Federal funds purchase arrangements	90,000	—	90,000
Holding company line of credit	25,000	—	25,000
Total	$3,247,518	$—	$3,247,518

●	Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 8% to $1.2 billion at September 30, 2024, from $1.1 billion at September 30, 2023, and increased 40% from $850.8 million at December 31, 2023.

●	Securities held-to-maturity, at amortized cost, totaled $604.2 million at September 30, 2024, compared to $664.7 million at September 30, 2023, and $650.6 million, at December 31, 2023.

●	The pre-tax unrealized loss on the securities available-for-sale portfolio was ($4.4) million, or ($3.2) million net of taxes, which equaled less than 1% of total shareholders’ equity at September 30, 2024. The pre-tax unrealized loss on the securities held-to-maturity portfolio was ($72.7) million at September 30, 2024, or ($51.2) million net of taxes, which equaled 7.5% of total shareholders’ equity at September 30, 2024. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

●	The weighted average life of the securities available-for-sale portfolio was 1.32 years, the weighted average life of the securities held-to-maturity portfolio was 5.94 years, and the average life of the total investment securities portfolio was 4.62 years at September 30, 2024.

●	The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
	U.S.	backed and
	Treasury	Municipal
	(Par Value)	Securities	Total

	(Dollars in thousands)
Fourth quarter of 2024	9,000	26,727	$35,727
First quarter of 2025	35,000	21,336	56,336
Second quarter of 2025	118,000	20,700	138,700
Third quarter of 2025	25,500	21,585	47,085
Fourth quarter of 2025	—	19,486	19,486
First quarter of 2026	—	19,001	19,001
Second quarter of 2026	—	18,349	18,349
Third quarter of 2026	—	18,645	18,645
Total	$187,500	$165,829	$353,329

●	Loans, excluding loans held-for-sale, increased $124.8 million, or 4%, to $3.4 billion at September 30, 2024, compared to $3.3 billion at September 30, 2023, and increased $59.9 million or 2% from December 31, 2023. Loans, excluding residential mortgages, increased $148.3 million, or 5%, to $2.9 billion at September 30, 2024, compared to $2.8 billion at September 30, 2023, and increased $77.3 million, or 3%, from December 31, 2023.

●	Loan growth continued at an orderly organic rate as the Bank continues to serve our clients in the community.

●	There were 10 borrowers included in nonperforming assets (“NPAs”) totaling $7.2 million, or 0.13% of total assets, at September 30, 2024, compared to 11 borrowers totaling $5.5 million, or 0.10% of total assets, at September 30, 2023, and 12 borrowers totaling $7.7 million, or 0.15% of total assets at December 31, 2023.

●	Classified assets totaled $32.6 million, or 0.59% of total assets, at September 30, 2024, compared to $31.1 million, or 0.57% of total assets, at September 30, 2023, and $31.8 million, or 0.61% of total assets, at December 31, 2023.

●	Net charge-offs totaled $288,000 for the third quarter of 2024, compared to $269,000 for the third quarter of 2023, and net charge-offs of $33,000 for the fourth quarter of 2023.
●	The allowance for credit losses on loans (“ACLL”) at September 30, 2024 was $47.8 million, or 1.40% of total loans, representing 668% of total nonperforming loans. The ACLL at September 30, 2023 was $47.7 million, or 1.45% of total loans, representing 870% of total nonperforming loans. The ACLL at December 31, 2023 was $48.0 million, or 1.43% of total loans, representing 622% of total nonperforming loans.
●	Total deposits increased $154.1 million, or 3%, to $4.7 billion at September 30, 2024, compared to $4.6 billion at September 30, 2023. Total deposits increased $351.1 million, or 8%, from $4.4 billion at December 31, 2023.

●	Migration of client deposits into interest-bearing and insured accounts and resulted in an increase in ICS/CDARS deposits to $997.8 million at September 30, 2024, compared to $921.2 million at September 30, 2023, and $854.1 million at December 31, 2023.

●	Noninterest-bearing demand deposits increased $28.6 million, or 2%, to $1.27 billion at September 30, 2024 from $ 1.24 billion at September 30, 2023, and decreased ($20.3) million, or (2%), from $1.29 billion at December 31, 2023.

●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 4.26% at September 30, 2024, compared to 5.39% at September 30, 2023, and 4.46% at December 31, 2023.

●	The loan to deposit ratio was 72.11% at September 30, 2024, compared to 71.81% at September 30, 2023, and 76.52% at December 31, 2023.

Capital Adequacy:

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and the HBC’s capital ratios exceeded the prompt corrective action (“PCA”) regulatory guidelines for a well-capitalized financial institution, and the Basel III minimum regulatory requirements at September 30, 2024, as reflected in the following table:

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirements(1)
Total Capital	15.6%	15.1%	10.0%	10.5%
Tier 1 Capital	13.4%	13.9%	8.0%	8.5%
Common Equity Tier 1 Capital	13.4%	13.9%	6.5%	7.0%
Tier 1 Leverage	10.0%	10.4%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.5%	9.9%	N/A	N/A
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the Tier 1 Leverage ratio.
(2)	This is a non-GAAP financial measure that represents shareholders’ equity minus goodwill and other intangible assets divided by total assets minus goodwill and other intangible assets.

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

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,361,140	$45,781	5.42%	$3,257,480	$44,853	5.46%
Securities — taxable	838,375	4,676	2.22%	1,114,782	6,797	2.42%
Securities — exempt from Federal tax (3)	31,311	282	3.58%	32,947	293	3.53%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	781,039	10,758	5.48%	646,501	8,909	5.47%
Total interest earning assets	5,011,865	61,497	4.88%	5,051,710	60,852	4.78%
Cash and due from banks	33,425			35,911
Premises and equipment, net	10,471			9,374
Goodwill and other intangible assets	174,953			177,238
Other assets	121,353			125,697
Total assets	$5,352,067			$5,399,930
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,172,304			$1,302,606

Demand, interest-bearing	907,346	1,714	0.75%	1,017,686	1,730	0.67%
Savings and money market	1,188,057	9,128	3.06%	1,087,336	5,514	2.01%
Time deposits — under $100	11,133	47	1.68%	11,966	30	0.99%
Time deposits — $100 and over	229,565	2,349	4.07%	272,362	2,489	3.63%
ICS/CDARS — interest-bearing demand, money
market and time deposits	1,017,541	7,747	3.03%	881,665	5,117	2.30%
Total interest-bearing deposits	3,353,642	20,985	2.49%	3,271,015	14,880	1.80%
Total deposits	4,525,946	20,985	1.84%	4,573,621	14,880	1.29%

Short-term borrowings	32	—	0.00%	31	—	0.00%
Subordinated debt, net of issuance costs	39,590	538	5.41%	39,439	539	5.42%
Total interest-bearing liabilities	3,393,264	21,523	2.52%	3,310,485	15,419	1.85%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,565,568	21,523	1.88%	4,613,091	15,419	1.33%
Other liabilities	106,095			129,866
Total liabilities	4,671,663			4,742,957
Shareholders’ equity	680,404			656,973
Total liabilities and shareholders’ equity	$5,352,067			$5,399,930

Net interest income / margin		39,974	3.17%		45,433	3.57%
Less tax equivalent adjustment		(59)			(61)
Net interest income		$39,915	3.17%		$45,372	3.56%

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $184,000 for the third quarter of 2024, compared to $201,000 for the third quarter of 2023. Prepayment fees totaled $4,000 for the third quarter of 2024, compared to $182,000 for the third quarter of 2023.
(3)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Loans, gross (1)(2)	$3,330,442	$135,851	5.45%	$3,255,375	$132,993	5.46%
Securities — taxable	940,755	16,342	2.32%	1,140,890	20,835	2.44%
Securities — exempt from Federal tax (3)	31,683	853	3.60%	34,332	908	3.54%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	606,360	25,199	5.55%	535,016	20,860	5.21%
Total interest earning assets (3)	4,909,240	178,245	4.85%	4,965,613	175,596	4.73%
Cash and due from banks	33,353			36,205
Premises and equipment, net	10,235			9,278
Goodwill and other intangible assets	175,495			177,837
Other assets	120,015			127,514
Total assets	$5,248,338			$5,316,447
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,158,891			$1,444,744

Demand, interest-bearing	919,786	4,987	0.72%	1,117,140	4,994	0.60%
Savings and money market	1,120,324	23,644	2.82%	1,159,894	13,641	1.57%
Time deposits — under $100	11,020	135	1.64%	11,951	60	0.67%
Time deposits — $100 and over	226,353	6,658	3.93%	212,736	4,744	2.98%
ICS/CDARS — interest-bearing demand, money
market and time deposits	990,868	21,565	2.91%	525,318	8,065	2.05%
Total interest-bearing deposits	3,268,351	56,989	2.33%	3,027,039	31,504	1.39%
Total deposits	4,427,242	56,989	1.72%	4,471,783	31,504	0.94%

Short-term borrowings	22	—	0.00%	36,283	1,365	5.03%
Subordinated debt, net of issuance costs	39,553	1,614	5.45%	39,401	1,614	5.48%
Total interest-bearing liabilities	3,307,926	58,603	2.37%	3,102,723	34,483	1.49%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,466,817	58,603	1.75%	4,547,467	34,483	1.01%
Other liabilities	105,570			120,639
Total liabilities	4,572,387			4,668,106
Shareholders’ equity	675,951			648,341
Total liabilities and shareholders’ equity	5,248,338			$5,316,447

Net interest income (3) / margin		119,642	3.26%		141,113	3.80%
Less tax equivalent adjustment (3)		(179)			(190)
Net interest income		$119,463	3.25%		$140,923	3.79%

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $461,000 for the first nine months of 2024, compared to $595,000 for the first nine months of 2023. Prepayment fees totaled $82,000 for the first nine months of 2024, compared to $393,000 for the first nine months of 2023.
(3)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

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

	Three Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,401	$(473)	$928
Securities — taxable	(1,545)	(576)	(2,121)
Securities — exempt from Federal tax (1)	(14)	3	(11)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,853	(4)	1,849
Total interest income on interest-earning assets	1,695	(1,050)	645

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(205)	189	(16)
Savings and money market	764	2,850	3,614
Time deposits — under $100	(4)	21	17
Time deposits — $100 and over	(437)	297	(140)
CDARS — interest-bearing demand, money market
and time deposits	1,032	1,598	2,630
Short-term borrowings	—	—	—
Subordinated debt, net of issuance costs	2	(3)	(1)
Total interest expense on interest-bearing liabilities	1,152	4,952	6,104
Net interest income	$543	$(6,002)	(5,459)
Less tax equivalent adjustment			2
Net interest income			$(5,457)

(1)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

	Nine Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$3,030	$(172)	$2,858
Securities — taxable	(3,473)	(1,020)	(4,493)
Securities — exempt from Federal tax (1)	(72)	17	(55)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	2,970	1,369	4,339
Total interest income on interest-earning assets	2,455	194	2,649

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(1,035)	1,028	(7)
Savings and money market	(843)	10,846	10,003
Time deposits — under $100	(12)	87	75
Time deposits — $100 and over	399	1,515	1,914
CDARS — interest-bearing demand, money market
and time deposits	10,121	3,379	13,500
Short-term borrowings	—	(1,365)	(1,365)
Subordinated debt, net of issuance costs	6	(6)	—
Total interest expense on interest-bearing liabilities	8,636	15,484	24,120
Net interest income	$(6,181)	$(15,290)	(21,471)
Less tax equivalent adjustment			11
Net interest income			$(21,460)
(1)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

Net interest income decreased (12%) to $39.9 million for the third quarter of 2024, compared to $45.4 million for the third quarter of 2023. The non-GAAP FTE net interest margin contracted 40 basis points to 3.17% for the third quarter of 2024, from 3.57% for the third quarter of 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing demand deposits, and a decrease in average interest earning assets, partially offset by a higher average yield on core loans and a higher average balance of loans.

For the first nine months of 2024, net interest income decreased (15%) to $119.5 million, compared to $140.9 million for the first nine months of 2023. The non-GAAP FTE net interest margin contracted 54 basis points to 3.26% for the first nine months of 2024, from 3.80% for the first nine months of 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing demand deposits, and a decrease in average interest earning assets, partially offset by an increase in the yield on core loans and overnight funds and a higher average balance of loans.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,867,076	$39,621	5.50%	$2,743,993	$37,764	5.46%
Prepayment fees	—	4	0.00%	—	182	0.03%
Bay View Funding factored receivables(1)	55,391	2,144	15.40%	51,664	2,775	21.31%
Purchased residential mortgages	441,294	3,779	3.41%	465,471	3,811	3.25%
Loan fair value mark / accretion	(2,621)	233	0.03%	(3,648)	321	0.05%
Total loans (includes loans held-for-sale)	$3,361,140	$45,781	5.42%	$3,257,480	$44,853	5.46%

(1)	Interest income for the third quarter and first nine months of 2024 was reduced by an immaterial out-of-period adjustment of ($804,000).

The average yield on the total loan portfolio decreased to 5.42% for the third quarter of 2024, compared to 5.46% for the third quarter of 2023.

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,831,035	$115,838	5.47%	$2,716,345	$109,354	5.38%
Prepayment fees	—	82	0.00%	—	393	0.02%
Bay View Funding factored receivables(1)	54,563	7,896	19.33%	65,938	10,623	21.54%
Purchased residential mortgages	447,709	11,306	3.37%	477,068	11,497	3.22%
Loan fair value mark / accretion	(2,865)	729	0.03%	(3,976)	1,126	0.06%
Total loans (includes loans held-for-sale)	$3,330,442	$135,851	5.45%	$3,255,375	$132,993	5.46%

(1)	Interest income for the third quarter and first nine months of 2024 was reduced by an immaterial out-of-period adjustment of ($804,000).

The average yield on the total loan portfolio decreased to 5.45% for the first nine months of 2024, compared to 5.46% for the first nine months of 2023, primarily due to a lower average balance of Bay View Funding factored receivables, a decrease in the accretion of loan purchase discount into interest income from acquired loans, and lower prepayment fees, mostly offset by increases in the prime rate for the first nine months of 2024.

In aggregate, the remaining net purchase discount on total loans acquired was $2.5 million at September 30, 2024.

The average cost of total deposits increased to 1.84% for the third quarter of 2024, compared to 1.29% for the third quarter of 2023. The average cost of funds increased to 1.88% for the third quarter of 2024, compared to 1.33% for the third quarter of 2023. The average cost of total deposits increased to 1.72% for the first nine months of 2024, compared to 0.94% for the first nine months of 2023. The average cost of funds increased to 1.75% for the first nine months of 2024, compared to 1.01% for the first nine months of 2023.

The increase in the average cost of total deposits and the average cost of funds for the third quarter and first nine months of 2024 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing ICS/CDARS deposits and interest-bearing money market accounts and increases in market rates.

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

There was a provision for credit losses on loans of $153,000 for the third quarter of 2024, compared to a provision for credit losses on loans of $168,000 for the third quarter of 2023. There was a provision for credit losses on loans of $808,000 for the nine months ended September 30, 2024, compared to a provision for credit losses on loans of $460,000 for the nine months ended September 30, 2023. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	September 30,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$908	$859	$49	6%
Increase in cash surrender value of life insurance	530	517	13	3%
Servicing income	108	62	46	74%
Gain on sales of SBA loans	94	207	(113)	(55)%
Termination fees	46	118	(72)	(61)%
Gain on proceeds from company-owned life insurance	—	100	(100)	(100)%
Other	554	353	201	57%
Total	$2,240	$2,216	$24	1%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,676	$3,503	$(827)	(24)%
Increase in cash surrender value of life insurance	1,569	1,512	57	4%
Servicing income	288	297	(9)	(3)%
Gain on sales of SBA loans	348	482	(134)	(28)%
Termination fees	159	129	30	23%
Gain on proceeds from company-owned life insurance	219	100	119	119%
Other	1,304	1,033	271	26%
Total	$6,563	$7,056	$(493)	(7)%

Total noninterest income was relatively flat at $2.2 million for both the third quarter of 2024 and the third quarter of 2023. For the nine months ended September 30, 2024, total noninterest income decreased (7%) to $6.6 million, compared to $7.1 million for the nine months ended September 30, 2023, primarily due to lower service charges and fees on deposit accounts, partially offset by a higher gain on proceeds from company-owned life insurance for the first nine months of 2024.

A portion of the Company’s noninterest income is associated with its Small Business Administration (“SBA”) lending activity, as gain on the sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the third quarter of 2024, SBA loan sales resulted in a $94,000 gain, compared to a $207,000 gain on sales of SBA loans for the third quarter of 2023. For the nine months ended September 30, 2024, SBA loan sales resulted in a $348,000 gain, compared to a $482,000 gain for the nine months ended September 30, 2023.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	September 30,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$15,673	$14,147	$1,526	11%
Occupancy and equipment	2,599	2,301	298	13%
Insurance expense	1,715	1,595	120	8%
Professional fees	1,306	717	589	82%
Client services	809	682	127	19%
Data processing	800	906	(106)	(12)%
Software subscriptions	743	682	61	9%
Other	3,910	4,141	(231)	(6)%
Total noninterest expense	$27,555	$25,171	$2,384	9%

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2024 versus 2023
	2024	2023	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$46,976	$42,943	$4,033	9%
Occupancy and equipment	7,731	7,123	608	9%
Insurance expense	4,988	4,627	361	8%
Professional fees	3,705	3,265	440	13%
Client services	2,497	1,633	864	53%
Data processing	2,635	2,593	42	2%
Software subscriptions	2,034	1,903	131	7%
Other	12,713	11,476	1,237	11%
Total noninterest expense	$83,279	$75,563	$7,716	10%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended September 30,
		Percent		Percent
	2024	of Total	2023	of Total

	(Dollars in thousands)
Salaries and employee benefits	$15,673	57%	$14,147	56%
Occupancy and equipment	2,599	9%	2,301	9%
Insurance expense	1,715	6%	1,595	6%
Professional fees	1,306	5%	717	3%
Client services	809	3%	682	3%
Data processing	800	3%	906	4%
Software subscriptions	743	3%	682	3%
Other	3,910	14%	4,141	16%
Total noninterest expense	$27,555	100%	$25,171	100%

	Nine Months Ended September 30,
		Percent		Percent
	2024	of Total	2023	of Total

	(Dollars in thousands)
Salaries and employee benefits	$46,976	56%	$42,943	57%
Occupancy and equipment	7,731	9%	7,123	9%
Insurance expense	4,988	6%	4,627	6%
Professional fees	3,705	5%	3,265	4%
Client services	2,497	3%	1,633	2%
Data processing	2,635	3%	2,593	4%
Software subscriptions	2,034	3%	1,903	3%
Other	12,713	15%	11,476	15%
Total noninterest expense	$83,279	100%	$75,563	100%

Total noninterest expense for the third quarter of 2024 increased to $27.6 million, compared to $25.2 million for the third quarter of 2023, primarily due to higher salaries and employee benefits, rent expense included in occupancy and equipment, and professional fees. Total noninterest expense for the nine months ended September 30, 2024 increased to $83.3 million, compared to $75.6 million for the nine months ended September 30, 2023, primarily due to higher salaries and employee benefits, rent expense, and information technology related expenses, marketing related expenses, homeowner association vendor payments, regulatory assessments, and ICS/CDARS fee expense included in other noninterest expense.

Full time equivalent employees were 353 at September 30, 2024, compared to 348 at September 30, 2023, and 349 and at December 31, 2023.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Effective income tax rate	27.3%	29.0%	28.7%	29.0%

The Company’s Federal and state income tax expense for the third quarter of 2024 was $3.9 million, compared to $6.5 million for the third quarter of 2023. The Company’s Federal and state income tax expense for the first nine months of 2024 was $12.0 million, compared to $20.8 million for the first nine months of 2023.

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

FINANCIAL CONDITION

At September 30, 2024, total assets increased 3% to $5.6 billion, compared to $5.4 billion at September 30, 2023, and increased 7% from $5.2 billion at December 31, 2023, primarily related to growth in client deposits.

Securities available-for-sale, at fair value, were $237.6 million at September 30, 2024, a decrease of (48%) from $457.2 million at September 30, 2023, and decreased (46%) from $442.6 million at December 31, 2023. Securities held-to-maturity, at amortized cost, were $604.2 million at September 30, 2024, a decrease of (9%) from $664.7 million at September 30, 2023, and a decrease of (7%) from $650.6 million at December 31, 2023.

Loans, excluding loans held-for-sale, increased $124.8 million, or 4%, to $3.4 billion at September 30, 2024, compared to $3.3 billion at September 30, 2023, and increased $59.9 million, or 2%, from December 31, 2023. Loans, excluding residential mortgages, increased $148.3 million, or 5%, to $2.9 billion at September 30, 2024, compared to $2.8 billion at September 30, 2023, and increased $77.3 million, or 3%, from December 31, 2023.

Total deposits increased $154.1 million, or 3%, to $4.7 billion at September 30, 2024, compared to $4.6 billion at September 30, 2023, and increased $351.1 million, or 8%, from $4.4 billion at December 31, 2023.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$184,162	$396,996	$382,369
Agency mortgage-backed securities	53,450	60,198	60,267
Total	$237,612	$457,194	$442,636
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$573,621	$632,241	$618,374
Municipals — exempt from Federal tax (1)	30,584	32,453	32,203
Total (1)	$604,205	$664,694	$650,577
(1)	Gross of the allowance for credit losses of ($12,000) at September 30, 2024 and December 31, 2023, and ($13,000) at September 30, 2023.

The reduction in the securities available-for-sale portfolio was due to maturities and not due to any securities sold since December 31, 2023.

The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2024:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$184,162	2.95%	$—	—%	$—	—%	$—	—%	$184,162	2.95%
Agency mortgage-backed securities	108	2.77%	43,880	2.51%	9,462	2.64%	—	—%	53,450	2.53%
Total	$184,270	2.95%	$43,880	2.51%	$9,462	2.64%	$—	—%	$237,612	2.85%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$2,107	1.37%	$97,986	1.97%	$390,636	1.83%	$82,892	2.64%	$573,621	1.97%
Municipals — exempt from Federal tax (1) (2)	6,216	4.12%	6,050	3.26%	18,318	3.52%	—	—%	30,584	3.59%
Total (2)	$8,323	3.42%	$104,036	2.05%	$408,954	1.90%	$82,892	2.64%	$604,205	2.05%
(1)	Reflects tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.
(2)	Gross of the allowance for credit losses of ($12,000) at September 30, 2024.

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

The following table shows the net pre-tax unrealized and unrecognized (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses at the dates indicated:

	September 30,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized (loss):
U.S. Treasury	$(1,440)	$(9,606)	$(5,621)
Agency mortgage-backed securities	(2,923)	(7,185)	(4,313)
Total	$(4,363)	$(16,791)	$(9,934)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(71,996)	$(119,932)	$(85,729)
Municipals — exempt from Federal tax	(676)	(2,753)	(721)
Total	$(72,672)	$(122,685)	$(86,450)

Allowance for credit losses on municipal securities	$(12)	$(13)	$(12)

The net pre-tax unrealized loss on the securities available-for-sale was ($4.4) million, or ($3.2) million net of taxes, which equaled less than 1% of total shareholders’ equity at September 30, 2024. The pre-tax unrecognized loss on securities held-to-maturity was ($72.7) million, or ($51.2) million net of taxes, which equaled 7.5% of total shareholders’ equity at September 30, 2024. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at September 30, 2024 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 61% of total assets at both September 30, 2024 and September 30, 2023, and 65% at December 31, 2023. The loan to deposit ratio was 72.11% at September 30, 2024, compared to 71.81% at September 30, 2023, and 76.52% at December 31, 2023.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2024		September 30, 2023		December 31, 2023
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$481,266	14%	$430,664	13%	$463,778	14%
Real estate:
CRE - owner occupied	602,062	18%	589,751	18%	583,253	17%
CRE - non-owner occupied	1,310,578	38%	1,208,324	37%	1,256,590	37%
Land and construction	125,761	4%	158,138	5%	140,513	4%
Home equity	124,090	4%	124,477	4%	119,125	4%
Multifamily	273,103	8%	253,129	7%	269,734	8%
Residential mortgages	479,524	14%	503,006	15%	496,961	15%
Consumer and other	14,179	< 1%	18,526	1%	20,919	1%
Total Loans	3,410,563	100%	3,286,015	100%	3,350,873	100%
Deferred loan fees, net	(327)	—	(554)	—	(495)	—
Loans, net of deferred fees	3,410,236	100%	3,285,461	100%	3,350,378	100%
Allowance for credit losses on loans	(47,819)		(47,702)		(47,958)
Loans, net	$3,362,417		$3,237,759		$3,302,420

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 86% of its gross loans were secured by real property at both September 30, 2024 and September 30, 2023, compared to 85% at December 31, 2023. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the nine months ended September 30, 2024 and 2023, loans were sold resulting in a gain on sales of SBA loans of $348,000 and $482,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 35 days for the first nine months of 2024, compared to 39 days for the first nine months of 2023.

The following table shows the balance of factored receivables at period end, average balances during the period, and full time equivalent employees of Bay View Funding at period end:

	September 30,	September 30,
	2024	2023

	(Dollars in thousands)
Total factored receivables at period-end	$57,199	$52,082
Average factored receivables:
For the three months ended	$55,391	$51,664
For the nine months ended	54,563	65,938
Total full time equivalent employees at period-end	30	28

The commercial loan portfolio increased $50.6 million, or 12%, to $481.3 million at September 30, 2024, from $430.7 million at September 30, 2023, and increased $17.5 million, or 4%, from $463.8 million at December 31, 2023. Commercial and industrial line usage was 31% at September 30, 2024, compared to 27% at September 30, 2023 and 29% at December 31, 2023.

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

The CRE owner occupied loan portfolio increased $12.3 million, or 2%, to $602.1 million at September 30, 2024, from $589.8 million at September 30, 2023, and increased $18.8 million, or 3%, from $583.3 million at December 31, 2023. CRE non-owner occupied loans increased $102.3 million, or 8%, to $1.3 billion at September 30, 2024, compared to $1.2 billion at September 30, 2023, and increased $54.0 million, or 4%, from $1.3 billion at December 31, 2023. At September 30, 2024, 31% of the CRE loan portfolio secured by owner-occupied real estate, compared to 33% at September 30, 2023, and 32% at December 31, 2023.

During the third quarter of 2024, there were 41 new owner occupied and non-owner occupied CRE loans originated totaling $67 million with a weighted average loan-to-value (“LTV”) of 49%; the weighted average debt-service coverage ratio (“DSCR”) for the non-owner occupied portfolio was 1.92 times. The average loan size for all CRE loans at September 30, 2024 was $1.6 million, which was the same as the average loan size for office CRE loans at this date. The Company has personal guarantees on 92% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations.

Total office exposure (excluding medical/dental offices) in the CRE portfolio was $419 million, including 32 loans totaling approximately $73 million, in San Jose, 19 loans totaling approximately $26 million in San Francisco, and eight loans totaling approximately $16 million, in Oakland, at September 30, 2024. Non-owner occupied CRE with office exposure totaled $329 million at September 30, 2024.

At September 30, 2024, the weighted average LTV and DSCR for the entire non-owner occupied office portfolio were 41.8% and 1.82 times, respectively.

Total medical/dental office exposure in the non-owner occupied CRE portfolio consisted of 15 loans totaling $12 million, with a weighted average LTV and DSCR ratio of 37.4% and 2.41 times, respectively, at September 30, 2024.

The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at September 30, 2024:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Industrial	26%	38.0%	1.89	16%	46.3%	23%	39.6%
Retail	19%	39.1%	2.46	34%	43.7%	23%	40.9%
Mixed-Use, Special
Purpose and Other	18%	41.6%	1.91	34%	40.7%	22%	41.2%
Office	20%	41.8%	1.82	16%	44.3%	19%	42.5%
Multifamily	17%	42.6%	1.95	0%	0.0%	13%	42.6%
Hotel/Motel	< 1%	16.4%	1.32	0%	0.0%	< 1%	16.4%
Total	100%	40.3%	1.99	100%	43.2%	100%	41.1%

The following table presents the weighted average LTV and DSCR by county for CRE loans at September 30, 2024:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Alameda	25%	44.3%	1.93	18%	45.6%	23%	44.6%
Contra Costa	7%	41.8%	1.79	8%	47.8%	7%	43.5%
Marin	7%	46.3%	2.02	1%	52.4%	5%	46.8%
Monterey	2%	43.8%	1.85	2%	41.1%	2%	43.0%
Napa	< 1%	30.0%	1.73	1%	52.0%	1%	36.3%
Out of Area	8%	42.3%	2.06	9%	49.0%	9%	44.3%
San Benito	1%	35.1%	2.00	3%	39.7%	2%	37.5%
San Francisco	9%	37.5%	1.48	4%	39.8%	8%	37.8%
San Mateo	11%	37.5%	2.20	15%	40.0%	12%	38.3%
Santa Clara	24%	37.4%	2.25	34%	41.1%	26%	38.8%
Santa Cruz	2%	33.1%	1.74	1%	49.2%	2%	36.2%
Solano	1%	32.1%	1.95	2%	37.8%	1%	33.8%
Sonoma	3%	39.7%	2.22	2%	43.1%	2%	40.5%
Total	100%	40.3%	1.99	100%	43.2%	100%	41.1%

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans decreased ($32.3) million, or (20%), to $125.8 million at September 30, 2024, compared to $158.1 million at September 30, 2023, and decreased ($14.7) million, or (10%), from $140.5 million at December 31, 2023.

The Company makes home equity lines of credit available to its existing clients. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit remained relatively flat $124.1 million at September 30, 2024, compared to $124.5 million at September 30, 2023, and increased $5.0 million, or 4%, from $119.1 million at December 31, 2023.

Multifamily loans increased $20.0 million, or 8%, to $273.1 million at September 30, 2024, compared to $253.1 million at September 30, 2023, and increased $3.4 million, or 1%, from $269.7 million at December 31, 2023.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased ($23.5) million, or (5%), to $479.5 million at September 30, 2024, compared to $503.0 million at September 30, 2023, and decreased ($17.5) million, or (4%) from $497.0 million at December 31, 2023.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans decreased ($4.3) million, or (23%), to $14.2 million at September 30, 2024, compared to $18.5 million at September 30, 2023, and decreased ($6.7) million, or (32%) from $20.9 million at December 31, 2023.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity totaling up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $112.9 million and $188.1 million at September 30, 2024, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of September 30, 2024. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2024, approximately 25% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$291,053	$147,487	$42,726	$481,266
Real estate:
CRE - owner occupied	30,284	195,681	376,097	602,062
CRE - non-owner occupied	35,700	474,559	800,319	1,310,578
Land and construction	116,882	8,752	127	125,761
Home equity	5,562	26,179	92,349	124,090
Multifamily	20,108	124,758	128,237	273,103
Residential mortgages	6,040	15,404	458,080	479,524
Consumer and other	11,701	2,311	167	14,179
Loans	$517,330	$995,131	$1,898,102	$3,410,563

Loans with variable interest rates	$375,424	227,201	247,622	$850,247
Loans with fixed interest rates	141,906	767,930	1,650,480	2,560,316
Loans	$517,330	$995,131	$1,898,102	$3,410,563

Loan Servicing

As of September 30, 2024 and 2023, SBA loans that the Company serviced for others totaled $48.9 million and $60.1 million, respectively. Activity for loan servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Beginning of period balance	$363	$506	$415	$549
Additions	20	63	81	126
Amortization	(24)	(95)	(137)	(201)
End of period balance	$359	$474	$359	$474

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2024 and 2023, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Beginning of period balance	$101	$139	$117	$152
Unrealized holding loss	(6)	(14)	(22)	(27)
End of period balance	$95	$125	$95	$125

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

	September 30, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$4,390	$1,755	$1,082	$7,227	$474,039	$481,266
Real estate:
CRE - Owner Occupied	—	—	—	—	602,062	602,062
CRE - Non-Owner Occupied	4,513	—	—	4,513	1,306,065	1,310,578
Land and construction	—	—	5,862	5,862	119,899	125,761
Home equity	659	—	—	659	123,431	124,090
Multifamily	—	—	—	—	273,103	273,103
Residential mortgages	—	—	—	—	479,524	479,524
Consumer and other	—	—	—	—	14,179	14,179
Total	$9,562	$1,755	$6,944	$18,261	$3,392,302	$3,410,563

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Past due nonaccrual loans	$6,484	$6,100
Current nonaccrual loans	214	718
Total nonaccrual loans	$6,698	$6,818

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

There were no foreclosed assets on the balance sheet at September 30, 2024, September 30, 2023, or December 31, 2023. There were no CRE loans, Shared National Credits (“SNCs”) or material purchased participations included in NPAs or total loans at September 30, 2024, September 30, 2023, or December 31, 2023.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,		December 31,
	2024	2023	2023

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$6,698	$3,518	$6,818
Loans 90 days past due and still accruing	460	1,966	889
Total nonperforming loans	7,158	5,484	7,707
Foreclosed assets	—	—	—
Total nonperforming assets	$7,158	$5,484	$7,707

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.21%	0.17%	0.23%
Nonperforming assets as a percentage of total assets	0.13%	0.10%	0.15%

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the dates indicated:

	September 30, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$620	$132	$460	$1,212
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,862	—	—	5,862
Home equity	84	—	—	84
Total	$6,566	$132	$460	$7,158

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

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

The amortized cost basis of collateral-dependent commercial loans collateralized by business assets totaled $132,000 and $290,000 at September 30, 2024 and December 31, 2023, respectively.

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

Classified loans were $32.6 million, or 0.59% of total assets, at September 30, 2024, compared to $31.1 million, or 0.57% of total assets, at September 30, 2023, and $31.8 million, or 0.61% of total assets at December 31, 2023.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954
Charge-offs	(174)	—	—	—	—	—	—	(300)	(474)
Recoveries	154	14	—	—	18	—	—	—	186
Net (charge-offs) recoveries	(20)	14	—	—	18	—	—	(300)	(288)
Provision for (recapture of)
credit losses on loans	(273)	62	603	(195)	(72)	86	(291)	233	153
End of period balance	$4,717	$5,420	$27,450	$1,328	$760	$4,355	$3,669	$120	$47,819
Percent of ACLL to Total ACLL
at end of period	10%	11%	57%	3%	2%	9%	8%	< 1%	100%

	Three Months Ended September 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,550	$5,463	$23,523	$2,870	$730	$4,383	$4,129	$155	$47,803
Charge-offs	(447)	—	—	—	—	—	—	—	(447)
Recoveries	59	2	—	—	117	—	—	—	178
Net (charge-offs) recoveries	(388)	2	—	—	117	—	—	—	(269)
Provision for (recapture of)
credit losses on loans	(557)	(120)	1,396	(126)	(140)	331	(635)	19	168
End of period balance	$5,605	$5,345	$24,919	$2,744	$707	$4,714	$3,494	$174	$47,702
Percent of ACLL to Total ACLL
at end of period	12%	11%	52%	6%	2%	10%	7%	< 1%	100%

	Nine Months Ended September 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(1,042)	—	—	—	0	—	—	(300)	(1,342)
Recoveries	300	24	—	—	71	—	—	—	395
Net (charge-offs) recoveries	(742)	24	—	—	71	—	—	(300)	(947)
Provision for (recapture of)
credit losses on loans	(394)	275	2,127	(1,024)	45	(698)	244	233	808
End of period balance	$4,717	$5,420	$27,450	$1,328	$760	$4,355	$3,669	$120	$47,819
Percent of ACLL to Total ACLL
at end of period	10%	11%	57%	3%	2%	9%	8%	< 1%	100%

	Nine Months Ended September 30, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(605)	—	—	—	(246)	—	—	—	(851)
Recoveries	247	10	—	—	324	—	—	—	581
Net (charge-offs) recoveries	(358)	10	—	—	78	—	—	—	(270)
Provision for (recapture of)
credit losses on loans	(654)	(416)	2,784	(197)	(37)	1,348	(2,413)	45	460
End of period balance	$5,605	$5,345	$24,919	$2,744	$707	$4,714	$3,494	$174	$47,702
Percent of ACLL to Total ACLL
at end of period	12%	11%	52%	6%	2%	10%	7%	< 1%	100%

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

	September 30,
	2024		2023		December 31, 2023
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$4,717	14%	$5,605	13%	$5,853	14%
Real estate:
CRE - owner occupied	5,420	18%	5,345	18%	5,121	17%
CRE - non-owner occupied	27,450	38%	24,919	37%	25,323	37%
Land and construction	1,328	4%	2,744	5%	2,352	4%
Home equity	760	4%	707	4%	644	4%
Multifamily	4,355	8%	4,714	7%	5,053	8%
Residential mortgages	3,669	14%	3,494	15%	3,425	15%
Consumer and other	120	< 1%	174	1%	187	1%
Total	$47,819	100%	$47,702	100%	$47,958	100%

The ACLL totaled $47.8 million, or 1.40% of total loans at September 30, 2024, compared to $47.7 million, or 1.45% of total loans at September 30, 2023, and $48.0 million, or 1.43% of total loans at December 31, 2023. The decrease in the allowance for credit losses on loans of ($139,000) for the nine months ended September 30, 2024, compared to December 31, 2023, was primarily attributed to an increase of $11,000 in the reserve for pooled loans, and a decrease of ($150,000) in specific reserves for individually evaluated loans.

The ACLL was 668.05% of nonperforming loans at September 30, 2024, compared to 869.84% of nonperforming loans at September 30, 2023, and 622.27% of nonperforming loans at December 31, 2023. The Company had net charge-offs of $288,000, or 0.03% of average loans, for the third quarter of 2024, compared to net charge-offs of $269,000 or 0.03% of average loans, for the third quarter of 2023, and net charge-offs of $33,000, or less than 0.01% of average loans, for the fourth quarter of 2023.

The following table shows the drivers of change in ACLL for the first, second, and third quarters of 2024:

(Dollars in thousands)
ACLL at December 31, 2023	$47,958
Portfolio changes during the first quarter of 2024	(234)
Qualitative and quantitative changes during the first
quarter of 2024 including changes in economic forecasts	164
ACLL at March 31, 2024	47,888
Portfolio changes during the second quarter of 2024	616
Qualitative and quantitative changes during the second
quarter of 2024 including changes in economic forecasts	(550)
ACLL at June 30, 2024	47,954
Portfolio changes during the third quarter of 2024	599
Qualitative and quantitative changes during the third
quarter of 2024 including changes in economic forecasts	(734)
ACLL at September 30, 2024	$47,819

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities were $31.9 million on its consolidated statement of financial condition at September 30, 2024, as a result of recognizing right-of-use assets, included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits at the dates indicated:

	September 30, 2024		September 30, 2023		December 31, 2023
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,272,139	27%	$1,243,501	27%	$1,292,486	30%
Demand, interest-bearing	913,910	19%	1,004,185	22%	914,066	21%
Savings and money market	1,309,676	28%	1,110,640	24%	1,087,518	25%
Time deposits — under $250	39,060	1%	43,906	1%	38,055	1%
Time deposits — $250 and over	196,945	4%	252,001	6%	192,228	4%
ICS/CDARS — interest-bearing demand,
money market and time deposits	997,803	21%	921,224	20%	854,105	19%
Total deposits	$4,729,533	100%	$4,575,457	100%	$4,378,458	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at September 30, 2024, September 30, 2023, and December 31, 2023.

Total deposits increased $154.1 million, or 3%, to $4.7 billion at September 30, 2024 from $4.6 billion at September 30, 2023. Total deposits increased $351.1 million, or 8%, from $4.4 billion at December 31, 2023. Migration of client deposits resulted in an increase in ICS/CDARS deposits to $997.8 million at September 30, 2024, compared to $921.2 million at September 30, 2023, and $854.1 million at December 31, 2023. Noninterest-bearing demand deposits increased $28.6 million, or 2%, to $1.27 billion at September 30, 2024, compared to $1.24 billion at September 30, 2023, and decreased ($20.3) million, or (2%), from $1.29 billion at December 31, 2023.

The Company had 25,373 deposits accounts at September 30, 2024, with an average balance of $186,000, compared to 24,769 deposit accounts at September 30, 2023, with an average balance of $185,000. At December 31, 2023, the Company had 24,737 deposit accounts, with an average balance of $177,000.

Deposits from the Bank’s top 100 client relationships, representing 22% of total deposits, totaled $2.2 billion, representing 47% of total deposits, with an average account size of $394,000 at September 30, 2024. At September 30, 2023, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.2 billion, representing 48% of total deposits, with an average account size of $408,000. At December 31, 2023, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.0 billion, representing 45% of total deposits, with an average account size of $368,000.

The Bank’s uninsured deposits were approximately $2.2 billion, or 47% of the Company’s total deposits, at September 30, 2024, compared to $2.1 billion, or 46% of the Company’s total deposits, at September 30, 2023, and $2.0 billion, or 46% of the Company’s total deposits at December 31, 2023.

At September 30, 2024, the $997.8 million ICS/CDARS deposits comprised $417.1 million of interest-bearing demand deposits, $293.3 million of money market accounts and $287.4 million of time deposits. At September 30, 2023, the $921.2 million ICS/CDARS deposits comprised $452.4 million of interest-bearing demand deposits, $305.8 million of money market accounts and $163.0 million of time deposits. At December 31, 2023, the $854.1 million ICS/CDARS deposits comprised $425.0 million of interest-bearing demand deposits, $189.9 million of money market accounts and $239.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of September 30, 2024:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$58,050	40%
Over three months through six months	39,330	27%
Over six months through twelve months	22,541	16%
Over twelve months	25,023	17%
Total	$144,944	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Return on average assets	0.78%	1.16%	0.76%	1.29%
Return on average tangible assets(1)	0.81%	1.20%	0.79%	1.33%
Return on average equity	6.14%	9.54%	5.91%	10.54%
Return on average tangible common equity(1)	8.27%	13.06%	7.98%	14.52%
Average equity to average assets ratio	12.71%	12.17%	12.88%	12.20%
(1)	This is a non-GAAP financial measure.

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 72.11% at September 30, 2024, compared to 71.81% at September 30, 2023, and 76.52% at December 31, 2023.

The Company’s total liquidity and borrowing capacity was $3.2 billion, all of which remained available at September 30, 2024. The available liquidity and borrowing capacity was 69% of the Company’s total deposits and approximately 147% of the Bank’s estimated uninsured deposits at September 30, 2024.

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

	September 30, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,204,712	$765,134	$—	$765,134
FRB discount window collateralized line of credit	1,755,474	1,397,326	—	1,397,326
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
	$2,960,186	$2,277,460	$—	$2,277,460

	December 31, 2023
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,600,371	$1,100,931	$—	$1,100,931
FRB discount window collateralized line of credit	1,658,642	1,235,573	—	1,235,573
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
Total	$3,259,013	$2,446,504	$—	$2,446,504

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2024 and December 31, 2023.

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

On July 25, 2024, the Company announced that its Board of Directors adopted a share repurchase program (the “Repurchase Program”) under which the Company is authorized to repurchase up to $15.0 million of the Company’s shares of its issued and outstanding common stock. Unless otherwise suspended or terminated, the Repurchase Program expires on July 31, 2025. The Company did not repurchase any of its common stock during the third quarter of 2024.

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $385,000, totaled $39.6 million at September 30, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements at the dates indicated:

	September 30,	September 30,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$520,133	$504,872	$511,799
Additional Tier 1 capital	—	—	—
Tier 1 Capital	520,133	504,872	511,799
Tier 2 Capital	85,263	82,302	82,572
Total Capital	$605,396	$587,174	$594,371

Risk-weighted assets	$3,875,418	$3,762,256	$3,838,667
Average assets for capital purposes	$5,181,966	$5,235,816	$5,100,600

Capital ratios:
Total Capital	15.6%	15.6%	15.5%
Tier 1 Capital	13.4%	13.4%	13.3%
Common equity Tier 1 Capital	13.4%	13.4%	13.3%
Tier 1 Leverage(1)	10.0%	9.6%	10.0%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements at the dates indicated:

	September 30,	September 30,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$539,386	$522,611	$529,836
Additional Tier 1 capital	—	—	—
Tier 1 Capital	539,386	522,611	529,836
Tier 2 Capital	45,648	42,839	43,071
Total Capital	$585,034	$565,450	$572,907

Risk-weighted assets	$3,872,418	$3,761,812	$3,835,419
Average assets for capital purposes	$5,178,977	$5,235,122	$5,097,382

Capital ratios:
Total Capital	15.1%	15.0%	14.9%
Tier 1 Capital	13.9%	13.9%	13.8%
Common Equity Tier 1 Capital	13.9%	13.9%	13.8%
Tier 1 Leverage(1)	10.4%	10.0%	10.4%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At September 30, 2024, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2024, September 30, 2023, and December 31, 2023, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2024, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At September 30, 2024, the Company had total shareholders’ equity of $685.3 million, compared to $661.9 million at September 30, 2023, and $672.9 million at December 31, 2023. At September 30, 2024, total shareholders’ equity included $509.1 million in common stock, $185.1 million in retained earnings, and ($8.9) million of accumulated other comprehensive income (loss). The book value per share was $11.18 at September 30, 2024, compared to $10.83 at September 30, 2023, and $11.00 at December 31, 2023. The tangible book value per share was $8.33 at September 30, 2024, compared to $7.94 at September 30, 2023, and $8.12 at December 31, 2023. Tangible book value per share is a non-GAAP financial measure.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, at the dates indicated:

	September 30,		December 31,
Accumulated Other Comprehensive Loss	2024	2023	2023

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(3,161)	$(11,985)	$(7,116)
Split dollar insurance contracts liability	(2,965)	(3,234)	(2,809)
Supplemental executive retirement plan liability	(2,838)	(2,343)	(2,892)
Unrealized gain on interest-only strip from SBA loans	72	93	87
Total accumulated other comprehensive loss	$(8,892)	$(17,469)	$(12,730)

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

The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity (a non-GAAP financial measure) that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix as of September 30, 2024:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$24,681	13.6%
+300	$18,438	10.2%
+200	$12,241	6.8%
+100	$6,082	3.4%
0	—	—
−100	$(8,242)	(4.5)%
−200	$(18,720)	(10.3)%
−300	$(31,428)	(17.3)%
−400	$(47,015)	(25.9)%

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$161,338	14.0%
+300	$133,760	11.6%
+200	$98,755	8.6%
+100	$55,024	4.8%
0	—	—
−100	$(86,037)	(7.5)%
−200	$(204,813)	(17.8)%
−300	$(345,418)	(30.1)%
−400	$(452,503)	(39.4)%
(1)	Computations of prospective effects of hypothetical interest rate changes are for illustrative purposes only, are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the “Cautionary Note Regarding Forward-Looking Statements” on page 3. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could affect any actual impact on net interest income.

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

The following table summarizes components of FTE net interest income of the Company for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Net interest income before provision for
credit losses on loans (GAAP)	$39,915	$45,372
Tax-equivalent adjustment on securities - exempt from Federal tax	59	61
Net interest income, FTE (non-GAAP)	$39,974	$45,433

Average balance of total interest earning assets	$5,011,865	$5,051,710

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.17%	3.56%

Net interest margin, FTE (annualized net interest income, FTE, divided by the
average balance of total interest earnings assets) (non-GAAP)	3.17%	3.57%

	Nine Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Net interest income before provision for
credit losses on loans (GAAP)	$119,463	$140,923
Tax-equivalent adjustment on securities - exempt from Federal tax	179	190
Net interest income, FTE (non-GAAP)	$119,642	$141,113

Average balance of total interest earning assets	$4,909,240	$4,965,613

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.25%	3.79%

Net interest margin, FTE (annualized net interest income, FTE, divided by the
average balance of total interest earnings assets) (non-GAAP)	3.26%	3.80%

The efficiency ratio is a non-GAAP financial measure, which is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of the efficiency ratio of the Company for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Noninterest expense	$27,555	$25,171

Net interest income before provision for credit losses on loans	$39,915	$45,372
Noninterest income	2,240	2,216
Total revenue	$42,155	$47,588

Efficiency ratio (noninterest expense divided by total revenue) (non-GAAP)	65.37%	52.89%

	Nine Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Noninterest expense	$83,279	$75,563

Net interest income before provision for credit losses on loans	$119,463	$140,923
Noninterest income	6,563	7,056
Total revenue	$126,026	$147,979

Efficiency ratio (noninterest expense divided by total revenue) (non-GAAP)	66.08%	51.06%

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

The following table summarizes components of the annualized return on average tangible assets and the annualized return on average tangible common equity for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Net income	$10,507	$15,795

Average tangible assets components:
Average Assets (GAAP)	$5,352,067	$5,399,930
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(7,322)	(9,607)
Total Average Tangible Assets (non-GAAP)	$5,177,114	$5,222,692

Annualized return on average tangible assets (non-GAAP)	0.81%	1.20%

Average tangible common equity components:
Average Equity (GAAP)	$680,404	$656,973
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(7,322)	(9,607)
Total Average Tangible Common Equity (non-GAAP)	$505,451	$479,735

Annualized return on average tangible common equity (non-GAAP)	8.27%	13.06%

	Nine Months Ended
	September 30,
	2024	2023

	(Dollars in thousands)
Net income	$29,907	$51,115

Average tangible assets components:
Average Assets (GAAP)	$5,248,338	$5,316,447
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(7,864)	(10,206)
Total Average Tangible Assets (non-GAAP)	$5,072,843	$5,138,610

Annualized return on average tangible assets (non-GAAP)	0.79%	1.33%

Average tangible common equity components:
Average Equity (GAAP)	$675,951	$648,341
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(7,864)	(10,206)
Total Average Tangible Common Equity (non-GAAP)	$500,456	$470,504

Annualized return on average tangible common equity (non-GAAP)	7.98%	14.52%

The following table summarizes components of the tangible common equity to tangible assets ratio of the Company at the dates indicated:

	September 30,	September 30,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$685,352	$661,930	$672,901
Less: Preferred Stock	—	—	—
Total Common Equity	685,352	661,930	672,901
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,966)	(9,229)	(8,627)
Total Tangible Common Equity (non-GAAP)	$510,755	$485,070	$496,643

Asset components:
Total Assets (GAAP)	$5,551,596	$5,403,307	$5,194,095
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,966)	(9,229)	(8,627)
Total Tangible Assets (non-GAAP)	$5,376,999	$5,226,447	$5,017,837

Tangible common equity / tangible assets (non-GAAP)	9.50%	9.28%	9.90%

The following table summarizes components of the tangible common equity to tangible assets ratio of HBC at the dates indicated:

	September 30,	September 30,	December 31,
	2024	2023	2023

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$704,585	$679,644	$690,918
Less: Preferred Stock	—	—	—
Total Common Equity	704,585	679,644	690,918
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,966)	(9,229)	(8,627)
Total Tangible Common Equity (non-GAAP)	$529,988	$502,784	$514,660

Asset components:
Total Assets (GAAP)	$5,548,576	$5,402,838	$5,190,829
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,966)	(9,229)	(8,627)
Total Tangible Assets (non-GAAP)	$5,373,979	$5,225,978	$5,014,571

Tangible common equity / tangible assets (non-GAAP)	9.86%	9.62%	10.26%

The following table summarizes components of the tangible book value per share at the dates indicated:

	September 30,	September 30,	December 31,
	2024	2023	2023

	(Dollars in thousands, except per share amounts)
Capital components:
Total Equity (GAAP)	$685,352	$661,930	$672,901
Less: Preferred Stock	—	—	—
Total Common Equity	685,352	661,930	672,901
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,966)	(9,229)	(8,627)
Total Tangible Common Equity (non-GAAP)	$510,755	$485,070	$496,643

Common shares outstanding at period-end	61,297,344	61,099,155	61,146,835

Tangible book value per share (non-GAAP)	$8.33	$7.94	$8.12

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at September 30, 2024, the period covered by this Report.

During the three and nine months ended September 30, 2024, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, and lead to attempts by third parties to seek similar claims. As of September 30, 2024, we were party to no litigation that we believe to be material to our business, financial condition, results of operations, or cash flows.

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

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our clients are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our clients and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and could result in regulatory sanctions and/or penalties, criminal or civil penalties and, serious harm to our reputation, financial condition, client relationships, employee relationships and ability to attract new clients. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. If our internal controls against operational risks fail to prevent or detect an occurrence of such employee error or misconduct, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At September 30, 2024, approximately $2.9 billion, or

86% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $602.1 million, or 18% of total loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, fluctuations in vacancy rates, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.

Our land and construction development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At September 30, 2024, land and construction loans, (including land acquisition and development loans) totaled $125.8 million or 4% of our portfolio. Of these loans, 16% were comprised of owner occupied and 84% non-owner occupied land and construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

At September 30, 2024, commercial loans totaled $481.3 million or 14% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables). Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment and may incorporate a personal guarantee. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Thus, the Company’s borrowers and their guarantors could be adversely impacted by a downturn in these sectors of the economy which could further impact the borrowers’ ability to repay their loans. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

At September 30, 2024, SBA loans totaled $29.9 million, which are included in the commercial loan portfolio. SBA loans held-for-sale totaled $1.6 million at September 30, 2024. In addition, the Company had $284,000 of SBA PPP loans at September 30, 2024. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our clients to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the three and nine months ended September 30, 2024 was $94,000 and $348,000, respectively. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, financial condition and results of operations.

We originated $24.8 million of SBA loans for the nine months ended September 30, 2024. We sold $4.1 million of the guaranteed portion of our SBA loans for the nine months ended September 30, 2024. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of September 30, 2024, we held $31.4 million of SBA loans (including loans held-for-sale) on our balance sheet, $18.1 million of which consisted of the non-guaranteed portion of SBA loans, and $13.3 million of which consisted of the guaranteed portion of SBA loans. At September 30, 2024, $1.6 million, or 5.25%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2024. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.40%, at September 30, 2024. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $153,000 and $808,000 for the three months and nine months ended September 30, 2024, respectively. The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of allowance for credit losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual over time, either of losses in excess of the allowance or of losses less than the allowance.

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

As of September 30, 2024, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest) totaled $7.2 million, or 0.21% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) also totaled $7.2 million, or 0.13% of total assets.

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

As of September 30, 2024 we had no other real estate owned (“OREO”) on our financial statements, but in the ordinary course of our business we expect to hold some level of OREO from time to time. OREO typically consists of properties that we obtain through foreclosure or through an in-substance foreclosure in satisfaction of an outstanding loan. OREO properties are valued on our books at the lesser of the recorded investment in the loan for which the property previously served as collateral or the property’s “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, unless a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. At September 30, 2024, our acquisition-related goodwill as reflected on our balance sheet was $167.6 million. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Although the Federal Reserve System (commonly referred to as “the Fed”) has recently made an incremental reduction in benchmark interest rates, the current interest rate environment remains significantly elevated from those of the recent past. These rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, customers and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income.

During the third quarter of 2024, the Federal Reserve Open Markets Committee cut benchmark interest rates for the first time since 2020. While we do not presently expect that the Fed will resume increases to benchmark interest rates, we are unable to predict changes in future interest rates. Further, the conditions that led the Fed to make these reductions remain uncertain and relatively volatile, and thus are highly unpredictable. This is particularly true of the risks of political instability associated with the 2024 presidential election and governmental and economic reactions to any such events. If rates resume increasing, or if they continue to remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans. Further, borrowers may defer additional borrowing decisions pending the resolution of both the political uncertainties and the potential for further market adjustments in response to those matters and to general economic conditions.

To the extent interest rates remain relatively elevated, or if economic conditions affecting our borrowers worsen, our allowance for credit losses and related provision could be negatively impacted, which would result in a reduction in net income for the corresponding period, or in some cases we may experience losses in excess of established reserves, which would have a similar effect. Concomitantly, even if interest rates stabilize or if reductions are less significant than customers expect, we may confront a loss of demand that adversely affects our interest earning assets. Either of these outcomes, alone or in combination with other factors, may have a material adverse effect on our results of operations.

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

Fluctuations in market interest rates may have a material effect on the value of the Company’s securities portfolio.

As of September 30, 2024, the fair value of our securities portfolio was approximately $769.1 million, of which approximately $237.6 million were categorized as available for sale. Fixed-rate investment securities, such as bonds, treasuries and mortgage-backed securities, generally decline in value when interest rates rise above the rates applicable to such securities. Correspondingly, declining interest rates tend to increase the value of fixed-rate securities issued in times of relatively higher rates, but those declines also affect our net interest income because they force us to pay above-market rates on certificates of deposit and other longer-term obligations, and customers tend to exit those investments less frequently under those conditions because their earning capacity in other investments is relatively less attractive.

In response to inflationary pressures and other general economic conditions, the Federal Open Market Committee of the Board of Governors of the Fed rapidly and significantly increased interest rates between early 2022 and mid-2024, which resulted in declines in the carrying value of both our held-to-maturity and, particularly, our available-for-sale securities portfolios. Market interest rates have declined modestly in response to the Fed’s recent interest rate reductions. However, the economy remains highly uncertain with respect to various factors, including inflation and employment statistics, and it is thus extremely difficult for management to predict when, to what degree, or in which direction the Fed may attempt to adjust rates further. Such fluctuations have in the past resulted in declines, and in the future may cause further declines, in the carrying value of our available-for-sale securities portfolio and our portfolio of fixed rate loans, as well as the value of securities pledged as collateral for certain borrowing lines. These trends can be exacerbated if the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth. Correspondingly, additional rate reductions may affect our net interest income as we seek to price our deposit products in a way that remains competitive and attractive to customers, while also mitigating the risk that future declines may leave us with elevated borrowing costs.

Additional factors beyond our control can further significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause credit-related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, we may recognize realized and/or unrealized losses in future periods, or we may face periods of compressed net interest margins, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and Federal Deposit Insurance Corporation ("FDIC") insurance costs, our ability to pay dividends on our common stock, our ability to fund share repurchases, our ability to make acquisitions, and could materially adversely affect our business, financial condition and results of operations.

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

We anticipate intense competition will continue for the coming year due to the recent consolidation of many financial institutions and more changes in legislation, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. We expect we may see tighter competition in the industry as banks seek to take market share in the most profitable client segments, particularly the small business segment and the mass affluent segment, which offers a rich source of deposits as well as more profitable and less risky client relationships. Further, if there is a rebound of higher interest rates our deposit clients may perceive alternative investment opportunities as providing superior expected returns. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our clients move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

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

Severe weather, natural disasters (including fires, earthquakes, and floods), wide spread disease or pandemics (such as COVID-19), acts of war or terrorism, social unrest and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The majority of our branches are located in the San Jose, San Francisco, Oakland areas, which in the past have experienced both severe earthquakes and wildfires. We do not carry earthquake insurance on our properties. Earthquakes, wildfires or other natural disasters could severely disrupt our operations that could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change, which presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

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

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and clients may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Fed, the

FDIC, the Department of Financial Protection and Innovation (“DFPI”) or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business and stock price.

We have significant deferred tax assets and cannot assure that they will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At September 30, 2024, we had a net deferred tax asset of $26.4 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

Risks Related to Legislative and Regulatory Developments

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Fed, the DFPI and the FDIC. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and clients rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations.

The potential impact of the 2024 presidential election and any changes in agency personnel, policies and priorities on the financial services industry cannot be predicted at this time. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements can significantly affect the services that we provide as well as the costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Fed, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain clients.

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

The Fed and the DFPI annually examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

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

As a bank holding company, we are subject to regulation by the Fed. The Fed has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Fed prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on our debt obligations. If required payments on our debt obligations are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of September 30, 2024, we had $40.0 million principal amount of subordinated notes outstanding due May 15, 2032. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

Provisions of our charter documents and the California General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Fed. Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DFPI has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of HBC or (ii) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

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
10.1*

Employment Agreement by and among Heritage Bank of Commerce and Thomas A. Sa dated September 26, 2024 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on October 2, 2024).

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
104.

The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.

**Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: November 8, 2024	/s/ robertson clay joNES
Robertson Clay Jones
Chief Executive Officer (Duly Authorized Officer)

Date: November 8, 2024	/s/ LAWRENCE D. MCGOVERN
Lawrence D. McGovern
Chief Financial Officer (Principal Financial Officer)