Form 10-K
period 2024-12-31
HERITAGE COMMERCE CORP
filed 2025-03-10
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2024, based upon the closing price on that date of $8.70 per share as reported on the Nasdaq Global Select Market, and 47,494,947 shares held, was approximately $413.2 million.

As of February 14, 2025, there were 61,442,934 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2025 Annual Meeting of Shareholders to be held on May 22, 2025 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2024.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2024

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

These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:

●	risks of geographic concentration of our client base, our loans, and the collateral securing our loans, as those clients and assets may be particularly subject to natural disasters and to events and conditions that directly or indirectly affect those regions, including the particular risks of natural disasters (including earthquakes, fires, and flooding) and other events that disproportionately affect that region;
●	cybersecurity risks that may affect us directly or may impact us indirectly by virtue of their effects on our clients, markets or vendors, including our ability to identify and address cybersecurity risks, including those posed by the increasing use of artificial intelligence, (such as, but not limited to, ransomware, data security breaches, “denial of service” attacks, “hacking” and identity theft) affecting us, our clients, and our third-party vendors and service providers;
●	political events that have accompanied or that may in the future accompany or result from recent political changes, particularly including sociopolitical events and conditions that result from political conflicts and law enforcement activities that may adversely affect our markets or our clients;
●	media items and consumer confidence as those factors affect our clients’ confidence in the banking system generally and in our bank specifically;
●	adequacy of our risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	market, geographic and sociopolitical factors that arise by virtue of the fact that we operate primarily in the general San Francisco Bay Area of Northern California;
●	the effects of recent wildfires affecting Southern California, which have affected certain clients and certain loans secured by mortgages in Los Angeles County, and which are affecting or may, in the future, affect other clients in those and other markets throughout California;
●	factors that affect our liquidity and our ability to meet client demands for withdrawals from deposit accounts and undrawn lines of credit, including our cash on hand and the availability of funds from our own lines of credit;
●	factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;

●	our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolios and our factoring business;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to clients, whether held in the portfolio or in the secondary market;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	events that affect our ability to attract, recruit, and retain qualified officers and other personnel to implement our strategic plan, and that enable current and future personnel to protect and develop our relationships with clients, and to promote our business, results of operations and growth prospects;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise, particularly including but not limited to the effects of recent and ongoing developments in California labor and employment laws, regulations and court decisions; and
●	our success in managing the risks involved in the foregoing factors.

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

PART I

ITEM 1.  BUSINESS

General

We are a bank holding company formed in 1997 as the sole shareholder of Heritage Bank of Commerce (“HBC” or the “Bank”), a California-chartered, FDIC-insured community-focused business bank headquartered in San Jose, California, since its formation in 1994. We provide a full line of banking services and products to business and individual clients, with a focus on small and medium-sized business and their owners, managers and employees. We have an extensive suite of online banking services, but our business is based largely on our network of seventeen full-service branches around the San Francisco Bay and Silicon Valley areas of coastal Central California, including locations in Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo and Santa Clara counties.

We made progress in 2024 that we believe is quite substantial, positioning the Company for even more significant progress in 2025 and beyond. Among these critical steps, during 2024 and the first two months of 2025, we:

•	Grew deposit balances 10% during 2024, driven by our team’s success at cultivating local community commercial deposit relationships. Additionally, total loans increased 4% during 2024.
•	Continued our positive credit trends during 2024, with nonperforming assets and net charge-offs remaining low at December 31, 2024.

•	Hired a new Chief Operating Officer, Thomas A. Sa, who has extensive experience in banking operations, finance and personnel. We believe this key initiative will allow us to place greater focus on streamlining our branch operations and back-office functions, and will allow our Chief Executive Officer to concentrate his primary attention to growth and strategy, including business development and organic and potential strategic expansion.
•	Hired a new Chief People and Culture Officer, Chris Edmonds-Waters, to replace our departing Chief People and Diversity Officer, who relocated outside our market area.
•	Hired a new General Counsel, Janisha Sabnani, who has more than 15 years’ experience with increasing levels of responsibility for corporate, securities and regulatory matters within publicly traded financial institutions. We believe Ms. Sabnani’s accession will allow us to provide more hands-on responses to internal legal demands across all our departments and operations and will afford significant efficiencies in our employment of outside counsel.
•	Began a search for a new Chief Financial Officer following the departure of our long-time CFO, Larry McGovern. Our search is centered on executives with proven experience with accounting and finance technology and modernization efforts, and we believe this will provide more efficient, accurate and prompt reporting and will enhance our responsiveness to investors and regulators.
•	Began a refreshment process that led to the retirement of one long-time director and plans for bringing in talented, experienced individuals with a breadth of talent and experience to facilitate the anticipated retirements of highly talented, experienced and capable, but longer-tenured, directors.

In addition to these personnel and strategy initiatives, we continued to enhance our information technology and cybersecurity infrastructure and capabilities, adapting to keep pace with a rapidly growing and evolving threat environment. We also were able to resolve [two] litigation matters whose uncertainty and ongoing cost had plagued the Company and the Bank and had created distractions for our management team for several years.

These successes, of course, were accompanied by significant costs, including additional compensation, legal and severance, which together with other one-time operating costs, amounted to $1.5 million. However, we view these costs as an investment in preserving and growing our talent pool in the face of transitions involving several highly experienced personnel, and in significantly reducing our overall risk profile. We are enthusiastic in our belief that these initiatives have positioned HCC and HBC for years of continuing growth and success both strategically and financially.

As we look forward to the benefits we expect to reap from these investments, we are proud and confident in our more routine accomplishments, as well. We believe our loan portfolio is well-diversified among the commercial, real estate, construction and land development, consumer and Small Business Administration (“SBA”) sectors. Both our loan and deposit bases are originated primarily on the basis of our physical presence through our branch offices. We offer a wide range of deposit products and loans for business banking and retail markets. We offer a multitude of other products and services to complement those lending and deposit services. Through the Bank’s Bay View Funding subsidiary, we also provide factoring financing to small businesses located throughout the United States.

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

Lending Activities

We offer a diversified mix of business loans encompassing the following loan products: (i) commercial and industrial loans; (ii) commercial real estate loans; (iii) construction loans; and (iv) SBA loans. From time to time the Company has purchased single family residential mortgage loans. We also offer home equity lines of credit, to accommodate the needs of business owners and individual clients, as well as consumer loans (both secured and unsecured). While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies. In the event creditworthy loan clients’ borrowing needs exceed our legal lending limit, we have the ability to sell participations in those loans to other banks. Our focus on relationship banking allows us to obtain a substantial portion of each borrower’s banking business, including deposit accounts, and provide long-term credit and deposit solutions to support our clients and their businesses.

Deposit Products

As a full-service commercial bank, we focus deposit generation on relationship accounts, encompassing non-interest bearing demand, interest bearing demand, and money market accounts. In order to facilitate the generation of non-interest bearing demand deposits, we require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit balances with us as a typical condition of granting loans. We also offer certificates of deposit and savings accounts. We offer “remote deposit capture” and “mobile deposit capture” products that allow deposits to be made via computer at the client’s business location or the client’s mobile phone. We also offer clients “e-statements” that allows clients to receive statements electronically, which is more convenient and secure than receiving paper statements.

For clients seeking full Federal Deposit Insurance Corporation (“FDIC”) insurance on certificates of deposit in excess of $250,000, we offer the Insured Cash Sweep (“ICS”) and Certificate of Deposit Account Registry Service (“CDARS”) programs, which allows HBC to place the deposits with other participating banks to maximize the clients’ FDIC insurance. HBC also receives reciprocal deposits from other participating financial institutions.

Electronic Banking

While personalized, service-oriented banking is the cornerstone of our business plan, we use technology and the Internet as a secondary means for servicing clients, to compete with larger banks and to provide a convenient platform for clients to review and transact business. We offer sophisticated electronic or “internet banking” opportunities that permit commercial clients to conduct much of their banking business remotely from their home or business, with the additional assistance of third party products designed to mitigate fraud risk. All of HBC’s electronic banking services allow clients to review transactions and statements, review images of paid items, transfer funds between accounts at HBC, place stop orders, pay bills and export to various business and personal software applications. HBC online commercial banking also allows clients to initiate domestic wire transfers and ACH transactions. However, our clients always have the opportunity to personally discuss specific banking needs with knowledgeable bank officers and staff who are directly accessible in the branches and offices as well as by telephone and email.

Other Banking Services

We offer a multitude of other products and services to complement our lending and deposit services. These include cashier’s checks, bank by mail, night depositories, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online bill pay, homeowner association services, and other customary banking services. HBC currently operates ATMs at five different locations. In addition, we have established a convenient client service group accessible by toll free telephone to answer questions and promote a high level of client service. HBC does not have a trust department. In addition to the traditional financial services offered, HBC offers remote deposit capture and mobile deposit capture, automated clearing house origination, electronic data interchange and check imaging. HBC continues to investigate products and services that it believes address the growing needs of its clients and to analyze other markets for potential expansion opportunities.

Investments

Our investment policy is established by the Board of Directors (the “Board”). The general investment strategies are developed and authorized by our Finance and Investment Committee of the Board. The investment policy is reviewed annually by the Finance and Investment Committee, and any changes to the policy are subject to approval by the full Board. The overall objectives of the investment policy are to maintain a portfolio of high quality investments to maximize interest income over the long term and to minimize risk, to manage liquidity, to provide collateral for borrowings, and to provide additional earnings when loan production is low. The policy dictates that investment decisions take into consideration the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board’s Finance and Investment Committee on a quarterly basis.

Correspondent Banks

Correspondent bank deposit accounts are maintained to enable the Company to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Company or volume of activity. The Company has utilized several correspondent banks to process a variety of transactions.

Competition

The banking and financial services business in California generally, and in the Company’s market areas specifically, is highly competitive. The industry continues to consolidate and unregulated competitors have entered banking markets with products targeted at highly profitable client segments. Many larger unregulated competitors are able to compete across geographic boundaries, and provide clients with meaningful alternatives to most significant banking services and products. These consolidation trends are likely to continue. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial service providers.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara county region, the seven counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 520 offices that control a combined 69.45% of deposit market share based on June 30, 2024 FDIC market share data. HBC ranks fourteenth with 0.74% share of total deposits based on June 30, 2024 market share data. Larger institutions have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank clients. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For clients whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other large regional banks and local community banks, our competitors include savings institutions, securities and brokerage companies, asset management groups, mortgage banking companies, credit unions, finance and insurance companies, internet-based companies, and money market funds. In recent years, we have also witnessed increased competition from specialized companies that offer wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer clients automated transfer payment services that previously were considered traditional banking products. In addition, many clients now expect a choice of delivery channels, including telephone and smart phones, mail, personal computer, ATMs, self-service branches, and/or in-store branches.

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to clients. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues.

In order to compete with the other financial service providers, the Company principally relies upon community-oriented, personalized service, local promotional activities, personal relationships established by officers, directors, and team members with its clients, and specialized services tailored to meet its clients’ needs. Our “preferred lender” status with the Small Business Administration allows us to approve SBA loans faster than many of our competitors. In those instances where the Company is unable to accommodate a client’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Item 1 — “Business — Correspondent Banks.”

HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through seventeen full-service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office	Oakland:	Branch Office
	Main Branch		1111 Broadway
	224 Airport Parkway		Suite 1650
	Suite 100		Oakland, CA 94607
San Jose, CA 95110

Danville:	Branch Office	Palo Alto:	Branch Office
	387 Diablo Road		325 Lytton Avenue
	Danville, CA 94526		Suite 100
Palo Alto, CA 94301

Fremont:	Branch Office	Pleasanton:	Branch Office
	3137 Stevenson Boulevard		300 Main Street
	Fremont, CA 94538		Pleasanton, CA 94566

Gilroy:	Branch Office	Redwood City:	Branch Office
	7598 Monterey Street		2400 Broadway
	Suite 110		Suite 100
	Gilroy, CA 95020		Redwood City, CA 94063

Hollister:	Branch Office	San Francisco:	Branch Office
	351 Tres Pinos Road		120 Kearny Street
	Suite 102A		Suite 2300
	Hollister, CA 95023		San Francisco, CA 94108

Livermore:	Branch Office	San Mateo:	Branch Office
	1987 First Street		400 S. El Camino Real
	Livermore, CA 94550		Suite 150
San Mateo, CA 94402

Los Altos:	Branch Office	San Rafael:	Branch Office
	419 South San Antonio Road		999 5th Avenue
	Los Altos, CA 94022		Suite 100
San Rafael, CA 94901

Los Gatos:	Branch Office	Walnut Creek:	Branch Office
	15575 Los Gatos Boulevard		1990 N. California Boulevard
	Bldg. B		Suite 100
	Los Gatos, CA 95032		Walnut Creek, CA 94596

Morgan Hill:	Branch Office	Bay View Funding:	Administrative Office
	18625 Sutter Boulevard		224 Airport Parkway
	Suite 100		Suite 200
	Morgan Hill, CA 95037		San Jose, CA 95110

HUMAN CAPITAL

We strive to be the employer of choice among banks in our markets, by building a reputation as a place where every team member can thrive. We believe deeply that team members drive our Company’s stability and success. With this in mind, we are dedicated to recruiting, nurturing, advancing and retaining a workforce that embraces and cultivates a culture of excellence, teamwork, client focus, engagement, equity, inclusivity, belonging, and accountability. We constantly work on finding ways to improve our culture, recruitment strategies, training and retention. Progress on these human capital efforts and programming are shared regularly with the Board’s Personnel and Compensation Committee throughout the year because we believe their perspective and feedback are invaluable to our continuous improvement. Our ultimate goal is to deepen client and community relationships and to deliver exceptional experience to all whom we serve.

In 2024, we had:

The Culture We Are Building: Engagement

In the fourth quarter of 2024 we shifted our framework from one of diversity to a business-focused team member engagement effort. While diversity efforts will continue – we will be administering a team member engagement survey in 2025 that assesses all of the diversity metrics and concerns we deeply care about.  We believe our initiatives will continue to provide a strong foundation that correlates our client-facing net promoter scores to our internal engagement results. We expect that this shift will occur seamlessly, and we are optimistic that this evolution will continue to foster our team members’ interests and capabilities to serve our clients.

Management continued to provide Company-wide listening sessions to solicit feedback, enhance engagement, and cultivate positive culture. Based on feedback from listening sessions, we also created a Culture Ambassador Group (akin to employee resource groups for larger organizations) comprised of non-executive team members from various departments and locations. Through self-identification, the Culture Ambassadors represent 77% female and 62% ethnic/racial diversity. Culture Ambassadors serve an important role to help shape enterprise initiatives such as creation of corporate values.

In 2024, our Core Values focus continued:

Continuing in our core value of serving with purpose and passion, our Heritage Hearts Committee continued with a mission to source nonprofit volunteer and board opportunities for Company team members across the Bay Area. In 2024, we contributed more than 2,100 hours to strengthen our relationship with local nonprofit organizations. More than 40 team members serve on over 55 boards.  Our broad outreach efforts cover a variety of focus areas like economic development, education, financial literacy, health and human services, housing and homelessness, small business and entrepreneurship support, animal services, environmental, arts and culture.

We continued to expand on existing communication efforts such as our anonymous “Ask CEO” portal with our Chief Executive Officer providing answers and updates during regularly scheduled all-hands meetings throughout the year. In 2024, we continued our CEO welcome luncheon so all new team members can establish a direct connection to the CEO. We also encourage team members to submit suggestions through our “Big Idea” electronic portal. Furthermore, multiple executives facilitate periodic cross-functional focus groups to gather input on our strengths and areas where we can further improve.

Compensation

Our Company’s pay-for-performance compensation philosophy offers all team members the opportunity to earn annual bonuses in addition to base salaries depending on individual, team, and company performance results. The company reviews its compensation model regularly to ensure equitable pay practices. When we identify chances to enhance pay equity, we proactively take steps to address them.

We adhere to the California Senate Bill 1162 Pay Transparency Regulations, both as to specific requirements and the spirit behind the bill. We use a balanced performance evaluation approach to assess four core areas: Business Results, Internal/External Client Experience, Teamwork/Leadership and Risk/Compliance/Controls.

Talent Development and Succession Planning

Throughout the year, team members are offered a variety of opportunities to participate in learning and education programs such as attending internal and external seminars/workshops, on-line training courses, panel discussions and trade group conferences to enrich one’s own development. Additionally, we offer a generous tuition reimbursement to support team members’ desire to pursue higher education degrees. Team members also have the opportunity to earn industry related and/or role related professional certifications, and our Company reimburses for classes, materials, test fees, and ongoing required education costs. Each year, we also offer certain identified leaders an opportunity to attend Pacific Coast Banking School as part of their career development plan.

In 2024, we continued our Leadership Essentials Workshop series with modules consisting of (1) Recruiting and Hiring and Retaining Top Talent; (2) Leveraging Individual and Team Strengths; (3) Talent Development, Performance Management and Effective Coaching; (4) Handling Employee Relations Matters, Decision Making and Accountability; and (5) Communicating Effectively and Inspiring Positive Change.

We further refined our Talent Management and Succession Planning framework, and progress updates are provided to the Board throughout the year. We created a robust Succession Planning roadmap that clearly outlines a plan for executive ranks and critical roles. Additionally, career mobility continues to be an important part of team member engagement and development.

Culture and Conduct

Teamwork is not only promoted but celebrated through various recognition programs. Our “Core Values Champions” continues to recognize individuals who demonstrate our Company’s Core Values through their work and interactions. Throughout the year, team members are encouraged to nominate colleagues who go above and beyond their regular duties in showcasing one or more of our core values. The CEO highlights and publicly applauds Core Value Champions’ stories, celebrating their exemplary accomplishments and contributions.

We continually promote a speak-up culture, so our workplace feels welcoming and safe. We expect team members always to treat clients and stakeholders with courtesy and respect. Our Company’s Code of Ethics and Conduct continues to offer specificity to directors and team members across different sections, embodying such principles as workplace safety, protection of client and team member information, conflict of interest guidelines, anti-retaliation policy, and procedures for reporting concerns. Every team member must annually confirm their acknowledgement of the Company’s Code of Ethics and Conduct, and senior leadership team members are subject to a more restrictive Executive and Principal Financial Officer Code of Ethics, as well. Team members can report concerns to their manager, any company leader, Human Resources, or via the anonymous hotline and intranet site. We take all complaints seriously and promptly investigate concerns. We have a zero-tolerance anti-retaliation policy.

Health, Safety and Wellbeing

Our team members are our most valuable resource, and their safety, health, and wellbeing are key to our Company’s success. We support the wellness of all colleagues through various programs, including Employee Assistance Program (“EAP”), health seminars, education programs and health club memberships. All team members are eligible to take advantage of our EAP programs which offer counseling services, family support, help on financial and legal issues, and mental health support. In 2024, we continued offering employee assistance program (EAP) private counseling sessions, monthly fitness stipend for all team members and hosted in-person and virtual meditation sessions to promote the importance of self-care.

Supervision and Regulation

General

Like all depositary institutions, both Heritage Commerce Corp and Heritage Bank of Commerce, as well as their operating subsidiaries and affiliates, are regulated extensively under federal and state law. The effects of these laws and regulations affect our ability to make management decisions and to conduct our operations, and over recent years the volume, scope and complexity of these regulations have expanded substantially. The combined application of these laws and regulations applies to virtually every aspect of our business, and to a substantial degree affects our relationships with clients, vendors, and affiliates as well. Further, the cost of complying with these laws and regulations, and the potential penalties, liabilities or other consequences of failure to comply, has risen dramatically in recent years, and we do not expect that these costs or associated risks will be ameliorated in the foreseeable future.

With respect to the Company, we are regulated and examined by the California Department of Financial Protection and Innovation (“DFPI”), the Federal Reserve Bank of San Francisco. Heritage Bank of Commerce files reports with and is examined by the FDIC, the DFPI, and the Consumer Financial Protection Bureau (“CFPB”). In addition to banking and financial institutions laws and regulations, we are subject to a broad swath of other regulatory frameworks applicable to public companies generally, including federal and state tax laws, accounting rules developed by the Financial Accounting Standards Board (“FASB”), and federal and state securities laws. These statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including HBC. This section offers a brief summary of the most significant aspects of applicable banking laws and regulations, but the implications and effects of these laws and regulations upon our business is far too extensive to be described completely, and readers should refer to the section of this Report entitled “Item 1A, Risk Factors,” for certain effects of these laws and regulations that may have a particular effect on our assets, results of operations and financial condition. We have not attempted to summarize laws of general applicability, such as corporate, tax, securities and accounting regulations, or other laws, such as employment laws, that may also have a material impact upon our business.

Regulatory Capital Requirements

The Company and HBC are subject to a comprehensive capital framework (the “Capital Rules”) adopted by Federal banking regulators (including the Federal Reserve and the FDIC). The Capital Rules implement the Basel III framework for strengthening the regulation, supervision and risk management of banks, as well as certain provisions of Dodd-Frank. The Capital Rules generally recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”). Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for credit losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.

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

The Capital Rules also prescribe the methods for mitigating the impact of intangible assets on our capital ratios, and for calculating risk-based assets and ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets. An institution’s federal regulator also may require the institution to hold more capital than would otherwise be required under the Capital Rules if the regulator determines that the institution’s capital requirements under the Capital Rules are not commensurate with the institution’s credit, market, operational or other risks.

Supervision and Regulation of Heritage Commerce Corp

General. As a bank holding company, HCC is subject to regulation, supervision and periodic examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the DFPI in accordance with the California Financial Code. HCC is required to file with the Federal Reserve periodic reports of its operations and such additional information as the Federal Reserve may require. In accordance with Federal Reserve laws and regulations, HCC is required to act as a source of financial strength to HBC and to commit resources to support HBC in circumstances where HCC might not otherwise do so.

Permitted Activities. The BHCA generally prohibits HCC from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or whose business is not “closely related to banking.” The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to a subsidiary’s financial soundness, safety or stability.

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

Dividend Payments, Stock Redemptions and Repurchases. In addition to the requirements of the California Corporations Code, which imposes certain solvency tests and board-level approval requirements, the Federal Reserve may require a bank holding company to eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Capital Rules also require that a holding company seeking to pay dividends must maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer. See “Supervision and Regulation—Regulatory Capital Requirements,” above.

Acquisitions, Activities and Change in Control. The BHCA and the California Financial Code also substantially govern an institution’s ability to grow by acquisition. These regulations include extensive application filing and approval requirements as well as substantive regulation over the projected operations and financial performance of institutions proposing to merge or to be acquired. These laws and regulations afford regulators, including the Federal Reserve, the FDIC and the DFPI with expansive authority and discretion and may affect the availability, timing and cost of initiatives that financial institutions might take as a means to effectuate strategic growth.

Supervision and Regulation of Heritage Bank of Commerce

General. HBC is a California state-chartered commercial bank that is a member of the Federal Reserve System and whose deposits are insured by the FDIC. HBC is thus subject to regulation, supervision, and regular examination by the DFPI and the Federal Reserve as HBC’s primary federal regulator. The regulations of these agencies govern most aspects of a bank’s business.

Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2024, HBC was eligible to accept brokered deposits without limitations.

Loans to One Borrower. With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities and related persons of the borrower) may not exceed 25% (and unsecured loans may not exceed 15%) of the bank’s shareholders’ equity, allowance for credit losses on loans, and any capital notes and debentures of the bank. We generally do not have banking relationships that approach these limitations.

Tie in Arrangements. Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie in arrangements in connection with the extension of credit. For example, HBC may not extend credit, lease or sell property, furnish any services, fix or vary the consideration for any of the foregoing on the condition that: (i) the client must obtain or provide some additional credit, property or services from or to HBC other than a loan, discount, deposit or trust services; (ii) the client must obtain or provide some additional credit, property or service from or to HCC or HBC; or (iii) the client must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Deposit Insurance. HBC is a member of the Deposit Insurance Fund (“DIF”) administered by the FDIC, which insures client deposit accounts. The amount of federal deposit insurance coverage is $250,000 per depositor, for each account ownership category at each depository institution. The $250,000 amount is subject to periodic adjustments. In order to maintain the DIF, member institutions are assessed insurance premiums based on an insured institution’s average consolidated total assets less its average tangible equity capital.

Each institution is provided an assessment rate, which is generally based on the risk that the institution presents to the DIF. Institutions with less than $10 billion in assets generally have an assessment rate that can range from 2.5 to 32 basis points per annum. However, the FDIC has flexibility to adopt assessment rates without additional rule-making provided that the total base assessment rate increase or decrease does not exceed 2 basis points.

Dividend Payments. Heritage Commerce Corp has paid a quarterly dividend to our shareholders every quarter since 2013. The primary source of funds for HCC is dividends from HBC. Under the California Financial Code, HBC is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or HBC’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of HBC; or (b) the net income of HBC for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of HBC; (b) the net income of HBC for its last fiscal year; or (c) the net income for HBC for its current fiscal year; and (iii) with the prior approval of the DFPI and HBC’s shareholders (i.e., HCC) in connection with a reduction of its contributed capital.

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

Anti-Money Laundering and Office of Foreign Assets Control Regulation. We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws and regulations are intended to detect, identify, track and prevent money-laundering, money transfers to prohibited nations and entities, and certain types of financial crimes. These laws and regulations impose strict reporting and compliance obligations on financial institutions, and violations can carry substantial fines, civil money penalties and other sanctions, as well as restrictions on an institution’s business. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Concentrations in Commercial Real Estate. Concentration risk exists when a financial institution deploys too many assets to a specific industry or segment of the economy with the potential to produce losses large enough to threaten the financial institution’s health. Concentration stemming from CRE is one area of regulatory concern. Regulatory guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. As of December 31, 2024, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 311% of HBC total risk-based capital, as compared to 306% as of December 31, 2023. If the regulatory agencies become concerned about our CRE loan concentrations, they could limit our ability to grow by restricting approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Readers also should note that in addition to the formal concentration guidance, substantially all our activities, operations and assets are located in the San Francisco Bay Area of Central California, or in other areas of that State. Accordingly, we are subject to geographic concentration risks that are described in greater detail in “Item 1A, Risk Factors.”

Consumer Protection. We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our clients. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair, deceptive or abusive acts and practices (“UDAAP”). The consumer protection laws applicable to us, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit UDAAP practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Many states and local jurisdictions have consumer protection laws analogous to those listed above.

Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by clients, including actual and statutory damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general, and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, client rescission rights, and civil money penalties. Non-compliance with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or prohibition from engaging in such transactions even if approval is not required.

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

ITEM 1A.  RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below. The risks discussed below are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also materially and adversely affect our business, financial condition and results of operations.

Summary of Risk Factors

Risks Related to Our Operations

●	Interruptions, cyberattacks, fraud and other security breaches
●	Difficulties from our third-party providers
●	Failure to attract and retain well-qualified directors, management and other skilled professionals
●	The soundness of other financial institutions
●	Failure of our risk management framework
●	Team member misconduct
●	Inaccurate information provided to us by clients or counterparties
●	Environmental, social and governance practices
●	Severe weather, natural disasters, pandemics, acts of war or terrorism, social unrest and other external events

Risks Related to Our Business

●	Geographic concentration in the Greater San Francisco Bay Area
●	Failure to maintain a favorable reputation with our clients and communities

Risks Related to Our Loans

●	Negative changes affecting real estate values and liquidity
●	Risks involved with land and construction development loans
●	Increased scrutiny by regulators of commercial real estate concentrations
●	Unreliability of loan appraisals used in real property loan decisions
●	Commercial loans are more sensitive to the borrower’s successful operations or property development
●	Small and medium business loans are subject to greater risks from adverse business developments

Risks Related to Our SBA Loan Program

●	Dependence on U.S. federal government SBA loan program
●	Recognition of gains on sale of loans and servicing asset valuations reflect certain assumptions we use

Risks Related to Our Credit Quality

●	Managing credit risk
●	The allowance for credit losses on loans may be insufficient
●	Nonperforming assets can affect our financial results and require management time to resolve
●	Exposure to environmental liabilities on foreclosed real estate collateral

Risks Related to our Growth Strategy

●	Risks associated with acquisitions, including availability of suitable targets and integration risks
●	Impairment of the goodwill recorded from an acquisition
●	Managing our branch growth strategy
●	Managing risks of adding new lines of business and new products

Risks Related to Our Financial Strength and Liquidity

●	Actual or perceived reduction in our financial strength
●	Increased challenges in credit markets

●	Fluctuations in interest rates may reduce net income and impact our business
●	Failure to maintain effective internal controls over financial reporting
●	Significant deferred tax assets may not be fully realized
●	Unrealized losses on our securities portfolio, particularly from the impact of increased interest rates on our securities available-for-sale portfolio
●	Adverse changes in credit ratings
●	Liquidity risks, particularly from limited access to lines of credit, deposits, and other traditional forms of funding

Risks Related to Our Capital

●	More stringent capital requirements

Risks Related to Our Legal and Regulatory Environment

●	Complexity and scope of regulatory oversight and the costs of managing compliance with applicable laws and regulations
●	Changes in accounting standards
●	Litigation, regulatory actions, investigations or similar matters, could subject us to uninsured liabilities and reputational harm and otherwise materially affect our business, financial condition and results of operations.
●	Costs and risks associated with potential data breaches and associated litigation or regulatory actions

Risks from Competition

●	Competition for client deposits and other business
●	Rapid technological developments in the financial services industry

Risks Related to Our Common Stock

●	Investment in our common stock is not an insured deposit
●	Dilution affect resulting from the issuance of common stock consideration for acquisitions
●	Limited trading volume
●	Volatile trading price of our common stock
●	Dividends may change without notice and payment thereof is subject to restrictions
●	Limitations on director liability for monetary damages for failure to exercise their fiduciary duty
●	Issuance of preferred stock which may have rights and preferences over our common stock
●	Holders of our debt obligations may have rights and preferences over holders of our common stock
●	Our charter documents and California law may have an anti-takeover effect limiting changes of control

Risks Relating to Our Operations

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

We devote significant financial and management resources to ensure the integrity of our systems against cybercriminals and similar actors, as well as against threats from fires and other natural disasters; power or telecommunications failures; acts of terrorism or wars or other catastrophic events; breaches, physical break-ins or errors resulting in interruptions and unauthorized disclosure of confidential information, through information security and business continuity programs.

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

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third-party relationships are subject to increasingly demanding regulatory requirements that require us to maintain and continue to enhance our due diligence and ongoing monitoring and control over our third-party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs or which may be impracticable. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third-party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyberattack or other security breach. We expect that our regulators would hold us responsible for deficiencies of our third-party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or client remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Commercial banking requires substantial board and management expertise, knowledge, and community and industry relationships. If we cannot retain our existing Board or leadership team or recruit experienced, well-qualified successors, our business may suffer.

Our success depends, in large degree, on the skills of our Board and management team and our ability to retain, recruit and motivate key directors, officers and team members. Our Board and senior management team have significant industry experience, as well as significant experience in our local markets, and their knowledge and relationships would be difficult to replace. We recently announced a search for a Chief Financial Officer to replace Lawrence McGovern, who had served in that role for more than 25 years, and the recruitment of a well-qualified, long-term successor, is expected to be time-consuming and may result in an increased risk of internal control deficiencies or in financial statement inaccuracies during this process. The substitution of our recently-hired Chief Operating Officer into the Chief Financial Officer role may also result in a distraction from other critical management functions in one or both of those leadership positions. Additional Board and/or leadership changes will occur from time to time, and we cannot always anticipate or control the timing of these changes, Similarly, we cannot offer assurance that we would be able to recruit additional qualified personnel on a timely basis, either to fill vacancies created by departures or to grow our executive team to respond to and prepare for the expansion of our business. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase. Our ability to compete effectively for senior executives and other qualified leadership personnel may increase our compensation and administrative expenses and may be restricted by applicable banking laws and regulations. The loss of the services of any director, senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Our ability to access markets for funding and acquire and retain clients could be adversely affected by the deterioration of other financial institutions or the financial service industry’s reputation.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions, as well as impact the trading prices of our common stock. These losses or defaults could have a material adverse effect on our business, financial condition and results of operations.

The 2023 high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted client confidence in the safety and soundness in the financial services industry, which persisted throughout 2024.  We cannot offer assurances that the risks underlying negative publicity and public opinion have ameliorated or that adverse media stories, other bank failures, or geopolitical and market conditions will not exacerbate or continue these conditions. Partly as a result of these conditions, some community and regional bank depositors have chosen to place their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, all of which have unfavorably affected, and may continue to materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Further, any current or future measures announced by the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation (“FDIC”) intended to reassure depositors of the availability of their deposits may not be successful in restoring client confidence in the banking system.

Events such as these may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business.

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

Team member misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our clients are of critical importance. Conduct by our team members that reflects fraudulent, illegal, wrongful or suspicious activities, or they act in a manner that results in consumer harm, may adversely affect our clients and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and could result in regulatory sanctions and/or penalties, criminal or civil penalties and, serious harm to our reputation, financial condition, client relationships, team member relationships and ability to attract new clients. In addition, improper use or disclosure of confidential information by our team members, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. If our internal controls against operational risks fail to prevent or detect an occurrence of such team member error or misconduct, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided by clients and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. Some of the information regarding clients provided to us is also used in our proprietary credit decision making and scoring models, which we use to determine whether to do business with clients, Further, the risk profiles of such clients may subsequently be utilized by counterparties who may lend us capital to fund our operations. We may also rely on representations of clients and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our clients’ representations that their financial statements conform to stated accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. We also may rely on client representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Whether a misrepresentation is made by the applicant, another third party or one of our team members, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations.

Increasing scrutiny and evolving expectations from clients, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from clients, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. However, over the last few years there has been an increase in anti-ESG measures and proposals by investor advocacy groups, shareholders and policymakers. The potential impact of the new presidential administration on additional changes in agency personnel, policies and priorities on the financial services industry cannot be predicted at this time. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

Severe weather, natural disasters, pandemics, acts of war or terrorism, social unrest and other external events could significantly impact our operations.

Severe weather, natural disasters (including fires, earthquakes, and floods), wide spread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, social unrest and other adverse external events have had in the past and could have in the future a significant impact on our ability to conduct business and create significant volatility and disruption in global and U.S. economies. Such events could affect the financial markets, reduce access to liquidity, impair our client’s financial condition, affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The majority of our branches are located in the San Jose, San Francisco, Oakland areas, which in the past have experienced both severe earthquakes and wildfires. We do not carry earthquake insurance on our properties. Earthquakes, wildfires or other natural disasters could severely disrupt our operations. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business

Our profitability is dependent upon the geographic concentration of the markets in which we operate.

We operate primarily in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara and, as a result, our business, financial condition and results of operations are subject to the demand for our products in those areas and is also subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although Bay View Funding, the Bank’s factoring subsidiary, and our clients’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our clients to repay their loans to us, could impair the value of the collateral securing our loans, or otherwise generally could affect our business, financial condition and results of operations. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify demand for our products or our credit risks across multiple markets.

Similarly, geologic, weather-related, and other hazards such as wildfires, earthquakes, droughts, floods and storms, frequently threaten our markets, and in certain circumstances could be expected to have a disproportionate effect on our business as compared to financial institutions whose client and asset bases are more diversified. Such events may harm our business directly or may harm our clients and prospective clients in a way that increases the risks of defaults on our loans, reduces the value of our collateral, and increases clients’ need for liquidity, thus reducing our deposit base and potentially increasing our costs of funds.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business, financial condition and results of operations.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, team member misconduct, cybersecurity failures or disruptions, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our clients or third parties. Negative publicity regarding our business, team members, or clients, with or without merit, may result in the loss of clients, investors and team members, costly litigation, a decline in revenues and increased governmental regulation and have a material adverse effect on business, financial condition and results of operations.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes affecting real estate values and liquidity could impair the value of collateral securing our loans and result in loan and other losses.

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2024, approximately $2.9 billion, or 84% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $601.6 million, or 17 % of total loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, fluctuations in vacancy rates, changes in tax laws and other governmental statutes, regulations and policies, access to insurance coverage, and acts of nature, such as wildfires, earthquakes and other natural disasters or adverse events. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.

Our land and construction development loans are based upon estimates of costs and value associated with the completed project.  These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2024, land and construction loans, (including land acquisition and development loans) totaled $127.8 million or 4% of our portfolio. Of these loans, 18% were comprised of owner occupied and 82% non-owner occupied land and construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

At December 31, 2024, commercial loans totaled $531.4 million or 15% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables).  Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’

ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment and may incorporate a personal guarantee. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Thus, HBC’s borrowers and their guarantors could be adversely impacted by a downturn in these sectors of the economy which could further impact the borrower’s ability to repay their loans. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2024, SBA loans totaled $29.9 million, which are included in the commercial loan portfolio. SBA loans held-for-sale totaled $2.4 million at December 31, 2024. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our clients to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2024 was $473,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, financial condition and results of operations.

We originated $38.8 million of SBA loans for the year ended December 31, 2024. We sold $5.9 million of the guaranteed portion of our SBA loans for the year ended December 31, 2024. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2024, we held $32.3 million of SBA loans (including loans held-for-sale) on our balance sheet, $18.3 million of which consisted of the non-guaranteed portion of SBA loans, and $14.0 million of which consisted of the guaranteed portion of SBA loans.  At December 31, 2024, $2.4 million, or 7.35%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2025. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, a lack of discipline or diligence by our team members in underwriting and monitoring loans, the inability of our team members to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses on loans, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses on loans may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance, which reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses was $49.0 million, or 1.40% expressed as a percentage of loans, at December 31, 2024. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $2.1 million for the year ended December 31, 2024. The processes we use to estimate the allowance for credit losses on loans and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models which takes into account known risks, composition and growth of the loan portfolio and economic forecasts. These models may not be accurate, particularly in times of market stress, unforeseen circumstances or due to flaws in the model’s design or implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining the allowance for credit losses on loans are inadequate, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest) totaled $7.7 million, or 0.22% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) also totaled $7.7 million, or 0.14% of total assets.

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

Risks Related to Our Growth Strategy

We face risks related to any future acquisitions we make.

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Additionally, the process for obtaining any required regulatory approvals has become substantially more difficult, which could affect our evaluation or completion of strategic and competitively significant business opportunities. Accordingly, attractive acquisition opportunities may not be available to us. We may not be successful in identifying or completing any future acquisitions, and we may incur expenses as a result of seeking these opportunities regardless of whether they are consummated. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and client retention problems and other problems that could negatively affect our organization.

If we complete any future acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business that adversely affect our ability to maintain relationships with clients and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. We cannot determine all potential events, facts and circumstances that could result in loss and our investigation or mitigation efforts may be insufficient to protect against any such loss.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. At December 31, 2024, our acquisition-related goodwill as reflected on our balance sheet was $167.6 million. Management assesses whether it is necessary to perform a quantitative impairment test of goodwill on a quarterly basis. In addition, the Company hires a third-party vendor to test goodwill for impairment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount (book value) of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Although the Federal Reserve System (commonly referred to as “the Fed”) has recently made modest incremental reductions in benchmark interest rates, the current interest rate environment remains significantly elevated from those of the recent past, and recent indications as of the date of this report are that further reductions are unlikely in the near future. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, clients and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income.

During the third and fourth quarters of 2024, the Federal Reserve Open Markets Committee cut benchmark interest rates three times and for the first time since 2020. While we do not presently expect that the Fed will resume increases to benchmark interest rates, we are unable to predict changes in future interest rates. Further, the conditions that led the Fed to make these reductions remain uncertain and volatile, and thus are highly unpredictable. This is particularly true of the risks of political instability associated with the new presidential administration and subsequent governmental and economic reactions. If rates resume increasing, or if they continue to remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans. Further, borrowers may defer additional borrowing decisions pending the resolution of both the political uncertainties and the potential for further market adjustments in response to those matters and to general economic conditions.

To the extent interest rates remain relatively elevated, or if economic conditions affecting our borrowers worsen, our allowance for credit losses and related provision could be negatively impacted, which would result in a reduction in net income for the corresponding period, or in some cases we may experience losses in excess of established reserves, which would have a similar effect. At the same time, even if interest rates stabilize or if reductions are less significant than clients expect, we may confront a loss of demand that adversely affects our interest earning assets. Either of these outcomes, alone or in combination with other factors, may have a material adverse effect on our results of operations.

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

We are required to comply with the Securities and Exchange Commission’s (“SEC”) rules implementing Section 302, Section 404, and Section 906 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report as to the effectiveness of controls over financial reporting. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and clients may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, the California Department of Financial Protection and Innovation (“DFPI”) or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business and stock price.

We have significant deferred tax assets and cannot assure that they will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2024, we had a net deferred tax asset of $27.8 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

Fluctuations in market interest rates may have a material effect on the value of the Company’s securities portfolio.

As of December 31, 2024, the fair value of our securities portfolio was approximately $753.3 million, of which approximately $256.3 million were categorized as available-for-sale. Fixed-rate investment securities, such as bonds, treasuries and mortgage-backed securities, generally decline in value when interest rates rise above the rates applicable to such securities. Correspondingly, declining interest rates tend to increase the value of fixed-rate securities issued in times of relatively higher rates, but those declines also affect our net interest income because they force us to pay above-market rates on certificates of deposit and other longer-term obligations, and clients tend to exit those investments less frequently under those conditions because their earning capacity in other investments is relatively less attractive.

In response to inflationary pressures and other general economic conditions, the Federal Open Market Committee of the Board of Governors of the Fed rapidly and significantly increased interest rates between early 2022 and mid-2024, which resulted in declines in the carrying value of both our held-to-maturity and, particularly, our available-for-sale securities portfolios. Market interest rates have declined modestly in response to the Fed’s recent interest rate reductions. However, the economy remains highly uncertain with respect to various factors, including inflation and employment statistics, and it is thus extremely difficult for management to predict when, to what degree, or in which direction the Fed may attempt to adjust rates further. Such fluctuations have in the past resulted in declines, and in the future may cause further declines, in the carrying value of our available-for-sale securities portfolio and our portfolio of fixed rate loans, as well as the value of securities pledged as collateral for certain borrowing lines. These trends can be exacerbated if the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth. Correspondingly, additional rate reductions may affect our net interest income as we seek to price our deposit products in a way that remains competitive and attractive to clients, while also mitigating the risk that future declines may leave us with elevated borrowing costs.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our client deposits. If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs. The composition of our deposit base, and particularly the extent to which our deposits are not federally insured, may present a heightened risk of withdrawal. Such deposit balances can decrease during periods of economic uncertainty or when clients perceive alternative investments are providing a better risk/return tradeoff. Our measures to mitigate these risks, including correspondent deposit relationships, may not be completely effective in retaining and reassuring clients about their deposits and may increase the costs of maintaining or growing those deposits resulting in higher funding costs. Further, significant economic fluctuations, or clients’ expectations about such events (whether or not those expectations materialize) may exacerbate depositors’ sensitivity to the availability of cash to fund immediate withdrawals. If clients move money out of bank deposits and into other investments, we could face a material decrease in the volume of our deposits and lose a relatively low cost source of funds, thereby increasing our funding costs and reducing net interest income and net income. We could have to raise interest rates to retain deposits, thereby increasing our funding costs and reducing net interest income and net income.

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

We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain.  The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to fund share repurchases, our ability to make acquisitions, and  could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Legal and Regulatory Environment

We are subject to extensive and complex regulations which are costly to comply with and may subject us to significant penalties for noncompliance.

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Federal Reserve and the California Department of Financial Protection and Innovation, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Many of these laws are complex, especially those governing fair lending, predatory or unfair or deceptive practices, and other consumer-focused practices. Similarly, these laws and regulations have expanded substantially in terms of scope and complexity in recent years, and this expansion can be expected to continue. The complexity of those rules creates additional potential liability for us because noncompliance could result in significant regulatory action, including restrictions on operations and fines, and could lead to class action lawsuits from shareholders, consumers and employees. In addition, various states, particularly California, where substantially all our operations and banking activities take place, have their own laws and regulations. These state-specific regulations include heightened data privacy, employment law and consumer protection regulations, and the cost of complying with state rules that differ from federal rules can significantly increase compliance costs.

The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or administrative agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate, and changes to our regulatory environment are often driven by shifts of political power in the federal government. In addition, we are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their interpretation of various laws and regulations and in their supervisory and enforcement activities, including the authority to restrict our operations and certain corporate actions. Administrative and judicial interpretations of the rules that apply to our business may change the way such rules are applied, which also increases our compliance risk if the interpretation differs from our understanding or prior practice. Moreover, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal “guidance” such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that could affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability and may create operational and legal risks that are difficult to anticipate or to mitigate.

In addition, changes in regulation of our industry have the potential to create higher costs of compliance, including short-term costs to meet new compliance standards, limit our ability to pursue business opportunities and increase our exposure to potential fines, penalties and litigation.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

Litigation, regulatory actions, investigations or similar matters, could subject us to uninsured liabilities and reputational harm and otherwise materially affect our business, financial condition and results of operations.

We are and will continue to be involved from time to time in a variety of litigation, regulatory actions, investigations or similar matters arising out of our business. These matters may include supervisory or enforcement actions by our regulators, criminal proceedings by prosecutorial authorities, claims by clients or by former and current employees, including class, collective and representative actions, or environmental lawsuits stemming from property that we may hold as OREO following a foreclosure action in the course of our business.  It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Any such matters could be time-consuming and expensive to resolve, involve regulatory sanctions, civil money penalties or fines, divert management attention from executing our business plan, and lead to attempts on the part of other parties to pursue similar claims.  Any proceedings or claims asserted against us, regardless of merit or eventual outcome may harm our reputation.  To mitigate the cost of some of these matters, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil monetary penalties, punitive damages or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by clients, team members or former team members, and ponzi schemes. In addition, such insurance coverage may not continue to be available to us at a reasonable cost or at all. As a result, we may be exposed to substantial uninsured liabilities, reputational harm, regulatory sanctions or other effects which could adversely affect our business, prospects, financial condition, results of operations and capital position.

The failure to protect our clients' confidential information, data and privacy could adversely affect our business.

We are subject to federal and state privacy regulations and confidentiality obligations, including the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, that, among other things restrict the use and dissemination of, and access to, certain information that we produce, store or maintain in the course of our business and establishes a new state agency to enforce these rules. We also have contractual obligations to protect certain confidential information we obtain from our existing vendors and clients. These obligations generally include protecting such confidential information in the same manner and to the same extent as we protect our own confidential information, and in some instances may impose indemnity obligations on us relating to unlawful or unauthorized disclosure of any such information.

The continued development and enhancement of our information security controls, processes and practices designed to protect client information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for our management as we increase our online and mobile banking offerings. As cyber threats continue to evolve, including supply chain risks, our costs to combat the cybersecurity threat can be expected to increase. Nonetheless, our measures may be insufficient to prevent all physical and electronic break-ins, denial of service and other cyber-attacks or security breaches.

If we do not properly comply with privacy regulations and contractual obligations that require us to protect confidential information, or if we experience a security breach or network compromise, we could face regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected clients, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of clients, any or all of which would have a material adverse effect on our business, financial condition, results of operations and capital position.

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

Issuing additional shares of our common stock to acquire other banks and bank holding companies or future equity raises may result in dilution for existing shareholders and may adversely affect the market price of our stock.

In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks or bank holding companies that may complement our organizational structure or to raise capital. Sales and resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair the market price of our stock and our ability to raise additional capital through the sale of equity securities. We sometimes must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks or bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

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

HCC is a separate and distinct legal entity from HBC. We receive substantially all of our revenue from dividends paid to us by HBC, which we use as the principal source of funds to pay our expenses and to pay dividends to our shareholders, if any. Various federal and/or state laws and regulations limit the amount of dividends that HBC may pay us. The Basel III capital rules also provide for risk-based capital, leverage and liquidity standards, including capital conservation buffers, that result in restrictions on HBC and the Company's ability to make dividend payments, redemptions or other capital distributions. If the HBC does not receive regulatory approval or does not maintain a level of capital sufficient to permit it to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition and results of operations could be materially adversely impacted.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2024, we had $40.0 million principal amount of subordinated notes outstanding due May 15, 2032. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

Our cybersecurity program provides what we believe is an effective level of protection of client information and of our operating systems while also promoting the timely detection of, and defense against, cyberattacks and other unauthorized access to our information technology (“IT”) systems. In order to accomplish these goals, we invest heavily in up-to-date information security and monitoring controls, which we believe provide the best mechanism to mitigate cybersecurity risks and threats. At the same time, cyberattacks are becoming increasingly common, sophisticated and destructive, and several highly sophisticated financial institutions have been successfully targeted in recent years, leading to significant losses of client data, denials and loss of online banking and other data services, and other critical functions that have become essential to modern banking. In order to mitigate these risks and the potential harm that may result, our Chief Information Security Officer, who reports directly to the Chief Operating Officer and who reports regularly to our Board’s Audit Committee, oversees certain policies and procedures that are intended to guard against, detect, and respond to potential breaches of our IT systems. We also maintain and periodically review our cybersecurity disclosure procedures to assure the timely compliance with the Company’s obligations under Item 1.05 of Form 8-K.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our Company’s Information Security Program encompasses the guiding policies over our cybersecurity risk management. Additionally, our IT team uses industry-leading tools to help protect stakeholders against cybercriminals. We leverage the latest encryption practices and cyber technologies on our systems, devices, and third-party connections and further review vendor encryption to ensure proper information security safeguards are maintained. Our Company team members are responsible for complying with our cybersecurity standards and complete training to understand the behaviors and technical requirements necessary to keep information secure.

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

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks. The Audit Committee currently oversees risks relating to cybersecurity, technology, and finance, and in support of this objective, receives regular reports from the Chief Information Security Officer and other third party advisors, to assure the Board maintains appropriate expertise to assure the appropriate management of cybersecurity risk. The Audit Committee reports periodically to the Board on the effectiveness of cybersecurity risk management processes and cybersecurity risk trends. The Board also receives specific reports from senior management with oversight responsibility for cybersecurity risks within the Company. These reports include cybersecurity and related risks and our exposure to those risks. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with its overall risk management framework.

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

The Chief Information Security Officer reports to the Chief Operating Officer, has a dotted line to the Audit Committee and the Chief Information Officer, and maintains independence in reporting on the status and impact of any information security related developments and strategic initiatives to the Audit Committee, and depending on the severity of the situation, directly to the Board of Directors. In addition to regular meetings, the Audit Committee, Chief Information Security Officer, Chief Information Officer, Chief Risk Officer and Chief Executive Officer maintain an ongoing dialogue regarding emerging or potential cybersecurity risks that we face, particularly as a financial institution.  The Company’s internal Risk Management Steering Committee also reports directly to the Audit Committee regarding our risk management initiatives. The Audit Committee also receives quarterly reports from the Risk Management Steering Committee, the Company’s Internal Audit department, and IT department in order to stay informed on all aspects of cybersecurity risk affecting the Company.

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

Monitoring Cybersecurity Incidents

The Company monitors cybersecurity events using multiple methods. The Company’s 24/7 Security Operations Center (“SOC”) has the ability to detect and respond to threats in real time and is authorized to shut threats down before they can harm the organization. Additionally, the SOC periodically performs pro-active “threat hunts,” searching for potential indicators of compromise and bad actors on our network. Endpoint and network detection tools alert IT staff of security events that warrant further analysis. The Chief Information Security Officer is kept abreast of all active investigations. If an incident is identified, we attempt to contain the threat immediately, such as if systems could be taken offline to stop the spread of an attack. Eradication of an attacker’s artifacts, such as user accounts and malicious code, would then be performed. The Company maintains Business Continuity and Disaster Recovery plans, processes, and technology to restore systems affected by a cybersecurity incident. The Chief Information Security Officer may determine that an incident has the potential to be materially relevant and would escalate that determination to the Cybersecurity Incident Disclosure Team comprised of the senior leaders, including the Chief Executive Officer, Chief Risk Officer, Chief Information Officer, Chief Financial Officer, outside counsel and other leaders and advisors to the Company. In addition, we maintain insurance that we believe is customary against certain insurable cybersecurity risks. However, certain aspects of cybersecurity risks are not insurable, and the availability, extent, and cost of coverage may limit our recourse to these sources of risk mitigation.

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

Main Offices

The main office of HBC, the San Jose branch office of HBC and the Bay View Funding administrative office are located at 224 Airport Parkway in San Jose, consisting of approximately 60,278 square feet in a six story Class A type office building, which are subject to a direct lease dated June 27, 2019, as amended, which expires on July 31, 2030. The current monthly rent payment is $250,794, subject to 3% annual increases. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Branch Offices

In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

In May of 2019, the Company amended its lease for approximately 4,096 square feet in a one story stand alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $23,736, subject to 3% annual increases, until the lease expires on April 30, 2026. The Company has reserved the right to extend the term of the lease for two additional periods of five years.

In October of 2019, as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 7,029 square feet on the first floor in a multi-tenant office building located at 1990 N. California Boulevard in Walnut Creek, California. The current monthly rent payment is $31,560, subject to annual increases of 3%, until the lease expires December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 3,063 square feet on the first floor in a multi-tenant office building located at 400 S. Camino Real in San Mateo, California, with a lease expiration date of October 31,2024. In January 2020, The Company amended the lease expiration date to October 31, 2030, and executed a new lease for additional space on the tenth floor for approximately 5,023 square feet. The current monthly rent payment for the combined space of approximately 8,086 square feet is $67,998, subject to annual increases of 3%, until the lease expires October 31, 2030. The Company has reserved the right to extend the lease for two additional period of five years.

In January of 2021, the Company amended and extended its lease for approximately 6,233 square feet on the twenty third floor in a multi-tenant office building located at 120 Kearny Street in San Francisco, California. The current monthly rent payment is $48,244, subject to annual increases of 3%, until the lease expires on March 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In May of 2021, the Company extended its lease for approximately 4,716 square feet in a one-story multi tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $6,256, subject to annual increases of 2%, until the lease expires on October 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In December of 2021, the Company entered into a new lease agreement for approximately 4,099 square feet on the sixteenth floor in a multi-tenant office building located at 1111 Broadway in Oakland, California. The current monthly rent payment is $25,005, subject to annual increases of 3%, until the lease expires on June 30, 2029. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In August of 2022, the Company extended its lease for approximately 4,188 square feet on the first floor in a multi-tenant office building located at 999 5th Avenue in San Rafael, California. In May of 2023, the Company amended the lease to include an additional 916 square feet, for a total of 5,104 square feet. The current monthly rent payment for the combined space is $22,179, subject to annual increases of 3%, until the lease expires on December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In January of 2023, the Company extended its lease for approximately 5,213 square feet on the first floor in a two-story multi tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $33,915, subject to annual increases of 3% until the lease expires on April 30, 2030. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In September of 2023, the Company extended its lease for approximately 2,505 square feet on the first floor in a three-story multi tenant multi use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $6,287 until the lease expires on September 30, 2025. The Company has reserved the right to extend the term of the lease for one additional period of two years.

In October of 2023, the Company extended its lease for approximately 2,369 square feet on the first floor of a two-story multi-tenant multi-use building located at 2400 Broadway in Redwood City, California. The current monthly rent payment is $13,059, subject to annual increases of 3%, until the lease expires on October 31, 2028.

In November of 2023, the Company extended its lease for approximately 1,920 square feet in a one-story stand alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $7,020, subject to annual increases of 3%, until the lease expires on November 30,  2028. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In February 2024, the Company extended its lease for approximately 3,172 square feet in a one-story multi tenant multi use building located at 3137 Stevenson Boulevard in Fremont, California. The current monthly rent payment is $11,174, subject to annual increases of 3%, until the lease expires on February 28, 2027.

In May of 2024, the Company extended its lease for an additional seven years for approximately 4,154 square feet on the first floor in a multi-tenant office building located at 325 Lytton Avenue in Palo Alto, California. The current monthly rent payment is $33,855, until the lease expires on January 31, 2032. The Company has reserved the right to extend the lease for one additional period of five years.

In July of 2024, the Company extended its lease for an additional five years for approximately 3,391 square feet in a two-story multi tenant commercial center located at 351 Tres Pinos in Hollister, California. The current monthly rent payment is $5,730, until the lease expires on June 30, 2029. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In July of 2024, the Company extended its lease for approximately 3,772 square feet on the first and second floors in a two-story multi-tenant multi-use building located at 1987 First Street in Livermore, California. The current monthly rent payment is $9,456 until the lease expires on September 30, 2029. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Bay View Funding Office

The Bay View Funding administrative office is located at 224 Airport Parkway in San Jose, California, consisting of approximately 7,849 square feet and is subject to a sublease with Heritage Bank of Commerce dated March 6, 2020. The current monthly rent payment is $31,793, which is included in the main office of HBC’s total rent of $250,794, and is subject to 3% annual increases, until the sublease expires July 31, 2030.

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

The closing price of our common stock on February 14, 2025 was $10.65 per share as reported by the Nasdaq Global Select Market.

As of February 14, 2025, there were approximately 756 holders of record of common stock. There are no other classes of common equity outstanding.

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

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2019 to December 31, 2024, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Composite Index and KBW NASDAQ Bank Index were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

The following chart compares the stock performance of the Company from December 31, 2019 to December 31, 2024, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Composite Index and KBW NASDAQ Bank Index were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Heritage Commerce Corp *	100	74	104	118	96	96
S&P 500 Index *	100	118	152	125	158	197
NASDAQ Composite Index*	100	145	177	119	173	224
KBW NASDAQ Bank Index*	100	90	124	98	97	133
*	Source: S&P Global Market Intelligence — (434) 977-1600

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

Critical Accounting Policies and Estimates

Financial results are presented in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and with reference to certain non-GAAP financial measures. The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those we applied, which might have produced different results that could have had a material effect on the financial statements.

Management believes that the presentation of certain non-GAAP financial measures provide useful supplemental information to investors as these financial measures are commonly used in the banking industry. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”

Our most significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies in the consolidated financial statements included in this Form 10-K. Certain of these accounting policies require management to use significant judgment and estimates, which can have a material impact on reported income or loss and on the carrying value of certain assets and liabilities, and we consider these policies to be our critical accounting estimates. These judgments and assumptions are based upon historical experience, future forecasts, or other factors that management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from management’s estimates, which could have a material effect on our financial condition and results of operations. The following accounting policies materially affect our reported earnings and financial condition and require significant judgments and estimates. Management has reviewed these critical accounting estimates and related disclosures with our Board of Director’s Audit Committee.

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

Performance Overview

2024 was a year of solid progress. We saw deposit balances grow by 10% year-over-year as our team deepened relationships with local businesses. Loan growth was steady at 4%, reinforcing our role as a trusted financial partner in the Bay Area. One of the most important things we did in 2024 was invest in the future by hiring top-tier bankers, upgrading our technology, and reinforcing our operational strength. Our capital position remains strong, our loan portfolio is high quality, and we have the liquidity and earnings power to continue strengthening our franchise.

For the year ended December 31, 2024, net income was $40.5 million, or $0.66 per average diluted common share, compared to $64.4 million, or $1.05 per average diluted common share, for the year ended December 31, 2023, and $66.6 million, or $1.09 per average diluted common share for the year ended December 31, 2022. The Company’s annualized return on average tangible assets was 0.78% and annualized return on average tangible common equity was 8.05% for the year ended December 31, 2024, compared to 1.26% and 13.57%, respectively, for the year ended December 31, 2023, and 1.27% and 15.57%, respectively, for the year ended December 31, 2022. The annualized return on average tangible assets and annualized return on average tangible common equity are non-GAAP financial measures.

2024 Highlights

Results of Operations:

●	For the year ended December 31, 2024, net interest income decreased (11%) to 163.6 million, compared to $183.2 million for the year ended December 31, 2023. The fully tax equivalent (“FTE”) net interest margin decreased (42) basis points to 3.28% for the year ended December 31, 2024, from 3.70% for the year ended December 31, 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing deposits, and a lower average yield on investment securities, partially offset by an increase in the average balances of loans and overnight funds. The FTE net interest margin is a non-GAAP financial measure.

●	The average yield on the total loan portfolio increased to 5.47% for the year ended December 31, 2024, compared to 5.45% for the year ended December 31, 2023.
●	In the aggregate, the remaining net purchase discount on total loans acquired was $2.1 million at December 31, 2024.
●	The average cost of total deposits increased to 1.70% for the year ended December 31, 2024, compared to 1.06% for the year ended December 31, 2023. The average cost of funds increased to 1.74% for the year ended December 31, 2024, compared to 1.13% for the year ended December 31, 2023.
●	There was a provision for credit losses on loans of $2.1 million for the year ended December 31, 2024, compared to a $749,000 provision for credit losses on loans for the year ended December 31, 2023, primarily due to the increase in the balance of total loans, and an increase in specific reserves for individually analyzed loans.
●	For the year ended December 31, 2024, total noninterest income decreased (3%) to $8.7 million, compared to $9.0 million for the year ended December 31, 2023, primarily due to lower service charges and fees on deposit accounts, partially offset by higher income in various other noninterest income categories.
●	Total noninterest expense for the year ended December 31, 2024 increased to $113.6 million, compared to $101.1 million for the year ended December 31, 2023, primarily due to higher salaries and employee benefits, rent expense, professional fees, marketing related expenses, insurance expense, homeowner association third-party vendor payments, and Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”) fee expense.
●	The efficiency ratio increased to 65.88% for the year ended December 31, 2024, compared to 52.57% for the year ended December 31, 2023, primarily due to both higher noninterest expense and lower net revenue. The efficiency ratio is a non-GAAP financial measure.
●	Income tax expense for the year ended December 31, 2024 was $16.1 million, compared to $26.0 million for the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2024 was 28.5%, compared to 28.7% for the year ended December 31, 2023.

Current Financial Condition and Liquidity Position:

●	Our liquidity, including cash on hand, undrawn lines of credit, and other sources of liquidity, totaled $3.3 billion, or 69% of the Company’s total deposits and approximately 155% of the Bank’s estimated uninsured deposits at December 31, 2024. The Bank’s uninsured deposits were approximately $2.2 billion, representing 45% of total deposits, at December 31, 2024. The following table shows our liquidity, available lines of credit and the amounts outstanding at December 31, 2024:

	Total		Remaining
	Available	Outstanding	Available

	(Dollars in thousands)
Excess funds at the Federal Reserve Bank ("FRB")	$935,400	$—	$935,400
FRB discount window collateralized line of credit	1,383,149	—	1,383,149
Federal Home Loan Bank ("FHLB")
collateralized borrowing capacity	815,760	—	815,760
Unpledged investment securities (at fair value)	94,088	—	94,088
Federal funds purchase arrangements	90,000	—	90,000
Holding company line of credit	25,000	—	25,000
Total	$3,343,397	$—	$3,343,397

●	Cash, interest bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 44% to $1.2 billion at December 31, 2024, from $850.8 million at December 31, 2023.
●	Securities held-to-maturity, at amortized cost, totaled $590.0 million at December 31, 2024, compared to $650.6 million at December 31, 2023.
●	The pre-tax unrealized (loss) on the securities available-for-sale portfolio was ($5.1) million, or ($3.7) million net of taxes, which equaled less than 1% of total shareholders’ equity at December 31, 2024. The pre-tax unrecognized loss on the securities held-to-maturity portfolio was ($93.0) million at December 31, 2024, or ($65.5) million net of taxes, which equaled 9.5% of total shareholders’ equity at December 31, 2024. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

●	The weighted average life of the securities available-for-sale portfolio was 1.57 years, the weighted average life of the securities held-to-maturity portfolio was 6.35 years, and the average life of the total investment securities portfolio was 4.88 years at December 31, 2024.

●	During the fourth quarter of 2024, the Company purchased $20.5 million of agency mortgage-backed securities and $9.8 million of U.S. Treasury securities, for total purchases of $30.3 million in the available-for-sale portfolio. Securities purchased had a book yield of 4.79% and an average life of 4.80 years.

●	The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
	U.S.	backed and
	Treasury	Municipal
	(Par Value)	Securities	Total

	(Dollars in thousands)
First quarter of 2025	$35,000	$20,986	$55,986
Second quarter of 2025	118,000	19,666	137,666
Third quarter of 2025	25,500	20,822	46,322
Fourth quarter of 2025	—	19,228	19,228
Total	$178,500	$80,702	$259,202

●	Loans, excluding loans held-for-sale, increased $141.6 million, or 4%, to $3.5 billion at December 31, 2024, compared to $3.4 billion at December 31, 2023. Loans, excluding residential mortgages, increased $166.8 million, or 6%, to $3.0 billion at December, 2024, compared to $2.9 billion at December 31, 2023.

●	There were 9 borrowers included in nonperforming assets (“NPAs”) totaling $7.7 million, or 0.14% of total assets, at December 31, 2024, compared to 12 borrowers totaling $7.7 million, or 0.15% of total assets, at December 31, 2023.
●	Classified assets totaled $41.7 million, or 0.74% of total assets, at December 31, 2024, compared to $31.8 million, or 0.61% of total assets, at December 31, 2023. The increase in classified assets at December 31, 2024 was primarily the result of one downgraded owner occupied commercial real estate (“CRE”) credit, and a number of residential related loans. The loans are well-collateralized and we do not anticipate to incur losses as a result of the downgrades of these loans.
●	Net charge-offs totaled $1.1 million for the year ended December 31, 2024, compared to $303,000 for the year ended December 31, 2023.
●	The ACLL at December 31, 2024, was $49.0 million, or 1.40% of total loans, representing 638.49% of nonperforming loans. The ACLL at December 31, 2023, was $48.0 million, or 1.43% of total loans, representing 622.27% of nonperforming loans.
●	Total deposits increased $441.6 million or 10% to $4.8 billion at December 31, 2024, compared to $4.4 billion at December 31, 2023.
●	Migration of client deposits into insured interest-bearing accounts resulted in an increase in ICS/ CDARS deposits to $1.1 billion at December 31, 2024, compared to $854.1 million at December 31, 2023.
●	Noninterest-bearing demand deposits decreased ($78.3) million, or (6%), to $1.2 billion at December 31, 2024 from $1.3 billion at December 31, 2023.
●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under agreement to repurchase, subordinated debt and short-term borrowings) to total assets was 4.37% at December 31, 2024, compared to 4.46% at December 31, 2023.
●	The loan to deposit ratio was 72.45% at December 31, 2024, compared to 76.52% at December 31, 2023.

Capital Adequacy:

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and HBC’s capital ratios exceeded the prompt corrective action (“PCA”) regulatory guidelines for a well-capitalized financial institution, and the Basel III minimum regulatory requirements at December 31, 2024, as reflected in the following table:

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirements (1)
Total Capital	15.6%	15.1%	10.0%	10.5%
Tier 1 Capital	13.4%	13.9%	8.0%	8.5%
Common Equity Tier 1 Capital	13.4%	13.9%	6.5%	7.0%
Tier 1 Leverage	9.6%	10.0%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.4%	9.8%	N/A	N/A
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the Tier 1 Leverage ratio.
(2)	This is a non-GAAP financial measure that represents shareholders’ equity minus goodwill and other intangible assets divided by total assets minus goodwill and other intangible assets.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of loans, loan servicing fees, client service charges and fees, and the increase in cash surrender value of life insurance. The majority of the Company’s noninterest expenses are operating costs that relate to providing banking services to our clients.

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

Distribution, Rate and Yield

	Year Ended December 31,
	2024			2023			2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,345,662	$182,983	5.47%	$3,262,194	$177,628	5.45%	$3,119,006	$153,010	4.91%
Securities — taxable	905,418	20,817	2.30%	1,124,190	27,351	2.43%	983,137	20,666	2.10%
Securities — exempt from Federal tax (3)	31,403	1,127	3.59%	33,806	1,196	3.54%	40,478	1,372	3.39%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	716,880	38,009	5.30%	534,828	28,374	5.31%	908,931	14,068	1.55%
Total interest earning assets (3)	4,999,363	242,936	4.86%	4,955,018	234,549	4.73%	5,051,552	189,116	3.74%
Cash and due from banks	33,156			35,955			37,287
Premises and equipment, net	10,252			9,421			9,574
Goodwill and other intangible assets	175,220			177,536			180,061
Other assets	120,714			111,445			122,746
Total assets	$5,338,705			$5,289,375			$5,401,220
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,174,854			$1,393,949			$1,863,928

Demand, interest-bearing	916,466	6,439	0.70%	1,074,523	6,655	0.62%	1,224,676	2,415	0.20%
Savings and money market	1,175,391	32,734	2.78%	1,144,032	19,857	1.74%	1,394,283	3,720	0.27%
Time deposits — under $100	11,112	184	1.66%	11,809	97	0.82%	12,587	21	0.17%
Time deposits — $100 and over	228,388	8,968	3.93%	218,131	6,874	3.15%	122,018	609	0.50%
ICS/CDARS — interest-bearing demand, money
market and time deposits	1,007,563	28,574	2.84%	625,045	14,074	2.25%	29,708	5	0.02%
Total interest-bearing deposits	3,338,920	76,899	2.30%	3,073,540	47,557	1.55%	2,783,272	6,770	0.24%
Total deposits	4,513,774	76,899	1.70%	4,467,489	47,557	1.06%	4,647,200	6,770	0.15%

Short-term borrowings	24	—	0.00%	27,145	1,365	5.03%	24	—	—%
Subordinated debt, net of issuance costs	39,572	2,152	5.44%	39,420	2,152	5.46%	41,739	2,178	5.22%
Total interest-bearing liabilities	3,378,516	79,051	2.34%	3,140,105	51,074	1.63%	2,825,035	8,948	0.32%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,553,370	79,051	1.74%	4,534,054	51,074	1.13%	4,688,963	8,948	0.19%
Other liabilities	106,792			102,872			104,654
Total liabilities	4,660,162			4,636,926			4,793,617
Shareholders’ equity	678,543			652,449			607,603
Total liabilities and shareholders’ equity	$5,338,705			$5,289,375			$5,401,220

Net interest income (3) / margin		163,885	3.28%		183,475	3.70%		180,168	3.57%
Less tax equivalent adjustment (3)		(237)			(251)			(288)
Net interest income		$163,648	3.27%		$183,224	3.70%		$179,880	3.56%
(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $628,000 for the year ended December 31, 2024, compared to $742,000 for the year ended December 31, 2023, and $3.4 million (of which $2.1 million was from Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans) for the year ended December 31, 2022. Prepayment fees totaled $117,000 for the year ended December 31, 2024, compared to $484,000 for the year ended December 31, 2023, and $1.3 million for the year ended December 31, 2022.
(3)	Reflects the non-GAAP FTE adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2024, 2023 and 2022.

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

	Year Ended December 31,			Year Ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$4,541	$814	$5,355	$7,642	$16,976	$24,618
Securities — taxable	(5,039)	(1,495)	(6,534)	3,461	3,224	6,685
Securities — exempt from Federal tax (1)	(87)	18	(69)	(237)	61	(176)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	9,663	(28)	9,635	(19,890)	34,196	14,306
Total interest income on interest-earning assets	9,078	(691)	8,387	(9,024)	54,457	45,433

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(1,083)	867	(216)	(938)	5,178	4,240
Savings and money market	930	11,947	12,877	(4,404)	20,541	16,137
Time deposits — under $100	(12)	99	87	(6)	82	76
Time deposits — $100 and over	395	1,699	2,094	3,030	3,235	6,265
CDARS — interest-bearing demand, money market
and time deposits	10,823	3,677	14,500	13,406	663	14,069
Short-term borrowings	—	(1,365)	(1,365)	1,364	1	1,365
Subordinated debt, net of issuance costs	8	(8)	—	(127)	101	(26)
Total interest expense on interest-bearing liabilities	11,061	16,916	27,977	12,325	29,801	42,126
Net interest income	$(1,983)	$(17,607)	(19,590)	$(21,349)	$24,656	3,307
Less tax equivalent adjustment			14			37
Net interest income			$(19,576)			$3,344
(1)	Reflects the non-GAAP FTE adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2024, 2023 and 2022.

Net interest income decreased 11% to $163.6 million for the year ended December 31, 2024, compared to $183.2 million for the year ended December 31, 2023. For the year ended December 31, 2024, the non-GAAP FTE net interest margin decreased (42) basis points to 3.28% for the year ended December 31, 2024, compared to 3.70% for the year ended December 31, 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-bearing deposits, and a lower average yield on investment securities, partially offset by an increase in the average balances of loans and overnight funds.

Net interest income increased 2% to $183.2 million for the year ended December 31, 2023, compared to $179.9 million for the year ended December 31, 2022. For the year ended December 31, 2023, the non-GAAP FTE net interest margin increased 13 basis points to 3.70%, compared to 3.57% for the year ended December 31, 2022, primarily due to increases in the prime rate and the rate on overnight funds, and a shift in the mix of earning assets as the Company invested its excess liquidity into higher yielding loans, partially offset by higher rates paid on client deposits, a decrease in the average balances of noninterest-bearing demand deposits, and an increase in the average balances of short-term borrowings.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Year Ended December 31,
	2024			2023			2022
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,848,206	$155,690	5.47%	$2,730,789	$147,028	5.38%	$2,643,017	$123,779	4.68%
Prepayment fees	—	117	0.00%	—	484	0.02%	—	1,278	0.05%
Bay View Funding factored receivables	55,717	10,980	19.71%	62,642	13,426	21.43%	64,099	12,819	20.00%
Purchased residential mortgages	444,476	15,038	3.38%	472,582	15,309	3.24%	417,672	12,395	2.97%
Loan credit mark / accretion	(2,737)	1,158	0.04%	(3,819)	1,381	0.05%	(5,782)	2,739	0.11%
Total loans (includes loans
held-for-sale)	$3,345,662	$182,983	5.47%	$3,262,194	$177,628	5.45%	$3,119,006	$153,010	4.91%

The average yield on the total loan portfolio increased to 5.47% for the year ended December 31, 2024, compared to 5.45% for the year ended December 31, 2023, primarily due to an increase in the yield on the core bank loan portfolio. The average yield on the total loan portfolio increased to 5.45% for the year ended December 31, 2023, compared to 4.91% for the year ended December 31, 2022, primarily due to increases in the prime rate, partially offset by a decrease in the accretion of the loan purchase discount into interest income from acquired loans, lower prepayment fees, and higher average balances of lower yielding purchased residential mortgages. In the aggregate, the remaining net purchase discount on total loans acquired was $2.1 million at December 31, 2024.

The average cost of deposits was 1.70% for the year ended December 31, 2024, compared to 1.06% for the year ended December 31, 2023, and 0.15% for the year ended December 31, 2022. The increase in the average cost of total deposits and the average cost of funds for the year ended December 31, 2024 was primarily due to clients seeking higher yields and moving noninterest-bearing deposits to the Bank’s interest-bearing ICS/CDARS deposits and interest-bearing money market accounts and increases in market rates.

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

There was a $2.1 million provision for credit losses on loans for the year ended December 31, 2024, compared to a $749,000 provision for credit losses on loans for the year ended December 31, 2023, and $766,000 provision for credit losses on loans for the year ended December 31, 2022. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by management based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

				Increase		Increase
	Year Ended			(decrease)		(Decrease)
	December 31,			2024 versus 2023		2023 versus 2022
	2024	2023	2022	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,561	$4,341	$4,640	$(780)	(18)%	$(299)	(6)%
Increase in cash surrender value of life insurance	2,097	2,031	1,925	66	3%	106	6%
Gain on sales of SBA loans	473	482	491	(9)	(2)%	(9)	(2)%
Servicing income	365	400	508	(35)	(9)%	(108)	(21)%
Gain on proceeds from company-owned life insurance	219	125	27	94	75%	98	363%
Termination fees	177	154	61	23	15%	93	152%
Gain on warrants	—	—	669	—	N/A	(669)	(100)%
Other	1,856	1,465	1,790	391	27%	(325)	(18)%
Total	$8,748	$8,998	$10,111	$(250)	(3)%	$(1,113)	(11)%

For the year ended December 31, 2024, total noninterest income decreased (3%) to $8.7 million, compared to $9.0 million for the year ended December 31, 2023, primarily due to lower service charges and fees on deposit accounts, partially offset by higher income in various other noninterest income categories.

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

A portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2024, SBA loan sales resulted in a $473,000 gain, compared to a $482,000 gain on sales of SBA loans in 2023, and an $491,000 gain on sales of SBA loans in 2022.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

				Increase		Increase
	Year Ended			(Decrease)		(Decrease)
	December 31,			2024 versus 2023		2023 versus 2022
	2024	2023	2022	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$63,952	$56,862	$55,331	$7,090	12%	$1,531	3%
Occupancy and equipment	10,226	9,490	9,639	736	8%	(149)	(2)%
Insurance expense	6,724	6,264	4,958	460	7%	1,306	26%
Professional fees	5,416	4,350	5,015	1,066	25%	(665)	(13)%
Client services	3,920	2,512	1,851	1,408	56%	661	36%
Data processing	3,183	3,429	2,482	(246)	(7)%	947	38%
Software subscriptions	3,046	2,599	1,958	447	17%	641	33%
Other	17,116	15,548	13,625	1,568	10%	1,923	14%
Total noninterest expense	$113,583	$101,054	$94,859	$12,529	12%	$6,195	7%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Year Ended December 31,
		Percent		Percent		Percent
	2024	of Total	2023	of Total	2022	of Total

	(Dollars in thousands)
Salaries and employee benefits	$63,952	56%	$56,862	56%	$55,331	58%
Occupancy and equipment	10,226	9%	9,490	9%	9,639	10%
Insurance expense	6,724	6%	6,264	6%	4,958	5%
Professional fees	5,416	5%	4,350	4%	5,015	5%
Client services	3,920	3%	2,512	3%	1,851	2%
Data processing	3,183	3%	3,429	4%	2,482	3%
Software subscriptions	3,046	3%	2,599	3%	1,958	2%
Other	17,116	15%	15,548	15%	13,625	15%
Total noninterest expense	$113,583	100%	$101,054	100%	$94,859	100%

Noninterest expense for the year ended December 31, 2024 increased 12% to $113.6 million, compared to $101.1 million for the year ended December 31, 2023, primarily due to higher salaries and employee benefits, rent expense, professional fees, marketing related expenses, insurance expense, homeowner association third-party vendor payments, and ICS/CDARS fee expense.

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

Full-time equivalent employees were 355 at December 31, 2024, and 349 at December 31, 2023, and 340 at December 31, 2022.

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

The following table shows the effective tax rate at the dates indicated:

	Year Ended December 31,
	2024	2023	2022
Effective income tax rate	28.5%	28.7%	29.5%

The Company’s Federal and state income tax expense in 2024 was $16.1 million, compared to $26.0 million in 2023, and $27.8 million in 2022.

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

The Company had the net deferred tax assets of $27.8 million and $29.8 million at December 31, 2024, and December 31, 2023, respectively. After consideration of the matters in the preceding paragraph, management determined that it is more likely than not that the net deferred tax assets at December 31, 2024 and December 31, 2023 will be fully realized in future years.

FINANCIAL CONDITION

At December 31, 2024, total assets increased 9% to $5.6 billion, compared to $5.2 billion at December 31, 2023, primarily related to growth in client deposits.

Securities available-for-sale, at fair value, were $256.3 million at December 31, 2024, a decrease of (42%) from $442.6 million at December 31, 2023, due to maturities and paydowns. Securities held-to-maturity, at amortized cost, were $590.0 million at December 31, 2024, a decrease of (9%) from $650.6 million at December 31, 2023.

Loans, excluding loans held-for-sale, increased $141.6 million, or 4%, to $3.5 billion at December 31, 2024, compared to $3.4 billion at December 31, 2023. Loans, excluding residential mortgages, increased $166.8 million, or 6%, to $3.0 billion at December 31, 2024, compared to $2.9 billion at December 31, 2023.

Total deposits increased $441.6 million, or 10% to $4.8 billion at December 31, 2024, compared to $4.4 billion at December 31, 2023.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	December 31,
	2024	2023

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$186,183	$382,369
Agency mortgage-backed securities	70,091	60,267
Total	$256,274	$442,636
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$559,548	$618,374
Municipals — exempt from Federal tax (1)	30,480	32,203
Total (1)	$590,028	$650,577
(1)	Gross of the allowance for credit losses of $12,000 at both December 31, 2024 and December 31, 2023.

The table below summarizes the weighted average life and weighted average yields of securities at December 31, 2024:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$176,405	2.89%	$9,778	4.31%	$—	—%	$—	—%	$186,183	2.96%
Agency mortgage-backed securities	85	2.78%	40,769	2.52%	29,237	4.24%	—	—%	70,091	3.24%
Total	$176,490	2.89%	$50,547	2.86%	$29,237	4.24%	$—	—%	$256,274	3.04%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$1,083	2.05%	$98,445	1.86%	$378,920	1.84%	$81,100	2.76%	$559,548	1.98%
Municipals — exempt from Federal tax (1) (2)	3,350	4.08%	6,906	3.28%	20,224	3.62%	—	0.00%	30,480	3.59%
Total (2)	$4,433	3.58%	$105,351	1.95%	$399,144	1.93%	$81,100	2.76%	$590,028	2.06%
(1)	Reflects the non-GAAP FTE adjustment for Federal tax exempt income based on a 21% tax rate.
(2)	Gross of the allowance for credit losses of ($12,000) at December 31, 2024.

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

The following table shows the net pre-tax unrealized and unrecognized (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses at the dates indicated:

	December 31,
	2024	2023

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized (loss):
U.S. Treasury	(912)	(5,621)
Agency mortgage-backed securities	$(4,148)	$(4,313)
Total	$(5,060)	$(9,934)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(91,585)	$(85,729)
Municipals — exempt from Federal tax	(1,431)	(721)
Total	$(93,016)	$(86,450)

Allowance for credit losses on municipal securities	(12)	(12)

The net pre-tax unrealized loss on the securities available-for-sale portfolio was ($5.1) million, or ($3.7) million net of taxes, which was less than 1% of total shareholders’ equity at December 31, 2024. The net pre-tax unrecognized loss on the securities held-to-maturity portfolio was ($93.0) million, or ($65.5) million net of taxes, which was 9.5% of total shareholders’ equity at December 31, 2024. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at December 31, 2024 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 62% of total assets at December 31, 2024, compared to 65% at December 31, 2023. The loans to deposit ratio was 72.45% at December 31, 2024, compared to 76.52% at December 31, 2023.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	December 31, 2024		December 31, 2023
	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$531,350	15%	$463,778	14%
Real estate:
CRE - owner occupied	601,636	17%	583,253	17%
CRE - non-owner occupied	1,341,266	38%	1,256,590	37%
Land and construction	127,848	4%	140,513	4%
Home equity	127,963	4%	119,125	4%
Multifamily	275,490	8%	269,734	8%
Residential mortgages	471,730	14%	496,961	15%
Consumer and other	14,837	<1%	20,919	1%
Total Loans	3,492,120	100%	3,350,873	100%
Deferred loan fees, net	(183)	—	(495)	—
Loans, net of deferred fees	3,491,937	100%	3,350,378	100%
Allowance for credit losses on loans	(48,953)		(47,958)
Loans, net	$3,442,984		$3,302,420

The Company’s loan portfolio is concentrated in commercial loans (primarily manufacturing, wholesale, and services-oriented entities) and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any material concentrations by industry or group of industries in its loan portfolio; however, 85% of its gross loans were secured by real property at December 31,

2024, and December 31, 2023. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2024, loans were sold resulting in a gain on sales of SBA loans of $473,000, compared to a gain on sales of SBA loans of $482,000 for 2023, and $491,000 for 2022.

The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including, but not limited to, service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 34 days for the year ended December 31, 2024, and 37 days for the year ended December 31, 2023, and 38 days for the year ended December 31, 2022. The following table shows the balance of factored receivables at period-end, average balances during the period, and full time equivalent employees of Bay View Funding at period-end:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Total factored receivables at period-end	$68,897	$57,458
Average factored receivables:
For the year ended	55,717	62,642
Total full time equivalent employees at period-end	30	28

The commercial loan portfolio increased $67.6 million, or 15%, to $531.4 million at December 31, 2024, from $463.8 million at December 31, 2023. Commercial and industrial line usage increased to 34% at December 31, 2024, compared to 29% at December 31, 2023.

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

The CRE owner occupied loan portfolio increased $18.3 million, or 3% to $601.6 million at December 31, 2024, from $583.3 million at December 31, 2023. CRE non-owner occupied loans increased $84.7 million, or 7% to $1.34 billion at December 31, 2024, from $1.26 billion at December 31, 2023. At December 31, 2024, 31% of the CRE loan portfolio was secured by owner occupied real estate, compared to 32% at December 31, 2023.

During the fourth quarter of 2024, there were 39 new owner occupied and non-owner occupied CRE loans originated totaling $72 million with a weighted average loan-to-value (“LTV”) of 42%; the weighted average debt-service coverage ratio (“DSCR”) for the non-owner occupied portfolio was 2.58 times. The average loan size for all CRE loans was $1.6 million, and the average loan size for office CRE loans was $1.7 million. The Company has personal guarantees on 92% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations.

Total office exposure (excluding medical/dental offices) in the CRE portfolio was $413 million, including 34 loans totaling approximately $74 million in San Jose, 18 loans totaling approximately $25 million in San Francisco, and eight loans totaling approximately $16 million in Oakland at December 31, 2024.  Non-owner occupied CRE with office exposure totaled $322 million at December 31, 2024. At December 31, 2024, the weighted average LTV and DSCR for the entire non-owner occupied office portfolio were 41.5% and 2.16 times, respectively. Total medical/dental office exposure in the non-owner occupied CRE portfolio consisted of 15 loans totaling $12.3 million, with a weighted average LTV and DSCR ratio of 37.1% and 3.05 times, respectively, at December 31, 2024.

The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at December 31, 2024:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Retail	26%	37.4%	2.18	16%	46.1%	24%	38.9%
Industrial	18%	38.7%	2.98	33%	42.9%	22%	40.3%
Mixed-Use, Special
Purpose and Other	19%	41.6%	1.99	35%	40.6%	22%	41.2%
Office	20%	41.5%	2.16	16%	44.1%	19%	42.1%
Multifamily	17%	42.9%	1.91	0%	0.0%	13%	42.9%
Hotel/Motel	< 1%	16.3%	1.32	0%	0.0%	< 1%	16.3%
Total	100%	40.0%	2.24	100%	42.8%	100%	40.8%

The following table presents the weighted average LTV and DSCR by county for CRE loans at December 31, 2024:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Alameda	25%	43.8%	1.92	19%	45.3%	23%	44.1%
Contra Costa	7%	41.6%	1.77	8%	46.9%	7%	43.1%
Marin	6%	45.9%	2.02	1%	51.7%	5%	46.3%
Monterey	2%	42.8%	1.82	2%	40.8%	2%	42.1%
Napa	< 1%	29.1%	2.40	1%	51.6%	< 1%	36.8%
Out of Area	9%	42.3%	2.04	9%	48.9%	9%	44.0%
San Benito	1%	38.3%	1.84	3%	39.3%	2%	38.7%
San Francisco	9%	37.3%	2.19	4%	39.5%	8%	37.6%
San Mateo	11%	38.1%	2.33	15%	40.0%	12%	38.7%
Santa Clara	24%	36.9%	2.80	34%	40.7%	27%	38.3%
Santa Cruz	2%	32.2%	1.75	1%	49.6%	2%	35.5%
Solano	1%	32.5%	2.91	1%	37.5%	1%	33.9%
Sonoma	3%	38.7%	2.58	2%	42.8%	2%	39.6%
Total	100%	40.0%	2.24	100%	42.8%	100%	40.8%

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans decreased ($12.7) million, or (9%), to $127.8 million at December 31, 2024, from $140.5 million at December 31, 2023.

The Company makes home equity lines of credit available to its existing clients. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $8.8 million, or 7%, to $127.9 million at December 31, 2024, from $119.1 million at December 31, 2023.

Multifamily loans increased $5.8 million, or 2%, to $275.5 million at December 31, 2024, compared to $269.7 million at December 31, 2023.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased ($25.3) million, or (5%), to $471.7 million at December 31, 2024, compared to $497.0 million at December 31, 2023.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans decreased ($6.1) million, or (29%), to $14.8 million at December 31, 2024, compared to $20.9 million at December 31, 2023.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $113.7 million and $189.6 million at December 31, 2024, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale), as of December 31, 2024. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate and contractual repricing dates. At December 31, 2024, approximately 26% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$376,538	$109,423	$45,389	$531,350
Real estate:
CRE - owner occupied	41,447	191,688	368,501	601,636
CRE - non-owner occupied	56,605	513,626	771,035	1,341,266
Land and construction	119,167	8,556	125	127,848
Home equity	5,641	26,777	95,545	127,963
Multifamily	14,682	135,845	124,963	275,490
Residential mortgages	6,764	16,709	448,257	471,730
Consumer and other	12,533	2,128	176	14,837
Loans	$633,377	$1,004,752	$1,853,991	$3,492,120

Loans with variable interest rates	$469,400	$188,849	$236,771	$895,020
Loans with fixed interest rates	163,977	815,903	1,617,220	2,597,100
Loans	$633,377	$1,004,752	$1,853,991	$3,492,120

Loan Servicing

At December 31, 2024, 2023, and 2022, SBA loans that the Company serviced for others totaled $48.3 million, $55.8 million, and $64.8 million, respectively. Activity for loan servicing rights was as follows for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022

	(Dollars in thousands)
Beginning of period balance	$415	$549	$655
Additions	110	126	124
Amortization	(181)	(260)	(230)
End of period balance	$344	$415	$549

Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance at December 31, 2024 and 2023, as the fair  value of the assets was greater than the carrying value.

Activity for the interest-only (“I/O”) strip receivable was as follows for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022

	(Dollars in thousands)
Beginning of period balance	$117	$152	$221
Unrealized holding loss	(35)	(35)	(69)
End of period balance	$82	$117	$152

Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2024, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$82
Prepayment speed assumption (annual rate)	19.1%
Impact on fair value of 10% adverse change in prepayment speed (CPR 21.0%)	$(1)
Impact on fair value of 20% adverse change in prepayment speed (CPR 22.9%)	$(2)
Residual cash flow discount rate assumption (annual)	14.7%
Impact on fair value of 1% adverse change in discount rate (14.9% discount rate)	$(1)
Impact on fair value of 2% adverse change in discount rate (15.0% discount rate)	$(2)

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.0 billion and $1.2 billion at December 31, 2024 and December 31, 2023, respectively. Unused commitments represented 30% of outstanding gross loans at December 31, 2024 and 34% at December 31, 2023.

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

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Past due nonaccrual loans	$7,068	$6,100
Current nonaccrual loans	110	718
Total nonaccrual loans	$7,178	$6,818

Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company resumes recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties and other assets acquired by foreclosure or similar means that management is offering or will offer for sale.

There were no foreclosed assets on the balance sheet at December 31, 2024 or December 31, 2023. There were no CRE loans in NPAs as of December 31, 2024 or December 31, 2023. There were no Shared National Credits or material purchased participations included in NPAs or total loans at December 31, 2024 or December 31, 2023.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2024	2023

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$7,178	$6,818
Loans 90 days past due and still accruing	489	889
Total nonperforming loans	7,667	7,707
Foreclosed assets	—	—
Total nonperforming assets	$7,667	$7,707

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.22%	0.23%
Nonperforming assets as a percentage of total assets	0.14%	0.15%

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the dates indicated:

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	—	—	—
Total	$6,264	$914	$489	$7,667

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

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

The amortized cost basis of collateral-dependent commercial loans, collateralized by business assets, totaled $701,000 and $290,000 at December 31, 2024 and December 31, 2023, respectively.

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

Classified loans increased to $41.7 million, or 0.74% of total assets, at December 31, 2024, compared to $31.8 million, or 0.61% of total assets at December 31, 2023. The increase in classified assets at December 31, 2024 was primarily the result of one downgraded owner occupied CRE credit, and a number of residential related loans.  The loans are well-collateralized and we do not anticipate to incur losses as a result of the downgrades of these loans.

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

The allowance level is influenced by loan volumes, loan risk rating migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.  Descriptions of the Company’s loan portfolio segments are included in Note 1 “Summary of Significant Accounting Policies – Allowance for Credit Losses on Loans” in this Form 10-K.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	2024	2023	2022	2021	2020

	(Dollars in thousands)
Beginning of year balance	$47,958	$47,512	$43,290	$44,400	$23,285
Charge-offs:
Commercial	(1,305)	(750)	(434)	(520)	(1,776)
Real estate:
CRE - owner occupied	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—
Home equity	—	(246)	—	—	—
Consumer and other	(299)	(15)	—	—	(104)
Total charge-offs	(1,604)	(1,011)	(434)	(520)	(1,880)

Recoveries:
Commercial	336	346	427	1,354	998
Real estate:
CRE - owner occupied	27	11	15	16	1
CRE - non-owner occupied	—	—	—	—	—
Land and construction	—	—	—	884	70
Home equity	97	351	105	93	93
Consumer and other	—	—	3,343	197	30
Total recoveries	460	708	3,890	2,544	1,192
Net (charge-offs) recoveries	(1,144)	(303)	3,456	2,024	(688)
Impact of adopting Topic 326	—	—	—	—	8,570
Provision for (recapture of) credit losses on loans	2,139	749	766	(3,134)	13,233
End of year balance	$48,953	$47,958	$47,512	$43,290	$44,400

	Year Ended December 31, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(1,305)	—	—	—	—	—	—	(299)	(1,604)
Recoveries	336	27	—	—	97	—	—	—	460
Net (charge-offs) recoveries	(969)	27	—	—	97	—	—	(299)	(1,144)
Provision for (recapture of)
credit losses on loans	1,176	77	1,456	(952)	57	(318)	193	450	2,139
End of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Percent of ACLL to Total ACLL
at end of period	12%	11%	55%	3%	1%	10%	7%	1%	100%

	Year Ended December 31, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(750)	—	—	—	(246)	—	—	(15)	(1,011)
Recoveries	346	11	—	—	351	—	—	0	708
Net (charge-offs) recoveries	(404)	11	—	—	105	—	—	(15)	(303)
Provision for (recapture of)
credit losses on loans	(360)	(641)	3,188	(589)	(127)	1,687	(2,482)	73	749
End of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Percent of ACLL to Total ACLL
at end of period	12%	11%	53%	5%	1%	11%	7%	0%	100%

The increase in the allowance for credit losses on loans of $995,000 for the year ended December 31, 2024, was primarily attributed to a net increase of $632,000 in specific reserves for individually evaluated loans and net increase of $363,000 in the reserve for pooled loans compared to December 31, 2023. The increase in specific reserves was the result of reserve additions to nonaccrual loans that were undercollateralized and the increase in the pooled loan reserve was primarily driven by an increase in the loan portfolio.

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

	December 31,
	2024		2023		2022		2021		2020
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$6,060	15%	$5,853	14%	$6,617	16%	$8,414	22%	$11,587	32%
Real estate:
CRE - owner occupied	5,225	17%	5,121	17%	5,751	19%	7,954	19%	8,560	21%
CRE - non-owner occupied	26,779	38%	25,323	37%	22,135	32%	17,125	29%	16,416	27%
Land and construction	1,400	4%	2,352	4%	2,941	5%	1,831	5%	2,509	6%
Home equity	798	4%	644	4%	666	4%	864	4%	1,297	4%
Multifamily	4,735	8%	5,053	8%	3,366	7%	2,796	7%	2,804	6%
Residential mortgages	3,618	14%	3,425	15%	5,907	16%	4,132	13%	943	3%
Consumer and other	338	<1%	187	1%	129	1%	174	1%	284	1%
Total	$48,953	100%	$47,958	100%	$47,512	100%	$43,290	100%	$44,400	100%

The ACLL totaled $49.0 million, or 1.40% of total loans, at December 31, 2024, compared to $48.0 million, or 1.43% of total loans at December 31, 2023. The allowance for credit losses on loans to total nonperforming loans was 638.49% at December 31, 2024, compared to 622.27% at December 31, 2023. The Company had net charge-offs of $1.1 million, or 0.03% of average loans, for the year ended December 31, 2024, compared to 303,000, or 0.01% of average loans, for the year ended December 31, 2023,  and net recoveries of ($3.5) million, or (0.11)% of average loans, for the year ended December 31, 2022.

The following table shows the drivers of change in ACLL for the year ended December 31, 2024:

(Dollars in thousands)
ACLL at December 31, 2023	$47,958
Portfolio changes during the first quarter of 2024	(234)
Qualitative and quantitative changes during the first
quarter of 2024 including changes in economic forecasts	164
ACLL at March 31, 2024	47,888
Portfolio changes during the second quarter of 2024	616
Qualitative and quantitative changes during the second
quarter of 2024 including changes in economic forecasts	(550)
ACLL at June 30, 2024	47,954
Portfolio changes during the third quarter of 2024	599
Qualitative and quantitative changes during the third
quarter of 2024 including changes in economic forecasts	(734)
ACLL at September 30, 2024	47,819
Portfolio changes during the fourth quarter of 2024	1,912
Qualitative and quantitative changes during the fourth
quarter of 2024 including changes in economic forecasts	(778)
ACLL at December 31, 2024	$48,953

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities included $30.6 million and $31.7 million at December 31, 2024 and December 31, 2023, respectively, as a result of recognizing right-of-use assets, which are included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. See Note 7 to the consolidated financial statements.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits at the dates indicated:

	December 31, 2024		December 31, 2023
	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,214,192	25%	$1,292,486	30%
Demand, interest-bearing	936,587	19%	914,066	21%
Savings and money market	1,325,923	28%	1,087,518	25%
Time deposits — under $250	38,988	1%	38,055	1%
Time deposits — $250 and over	206,755	4%	192,228	4%
ICS/CDARS — interest-bearing demand,
money market and time deposits	1,097,586	23%	854,105	19%
Total deposits	$4,820,031	100%	$4,378,458	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at December 31, 2024 and December 31, 2023.

Total deposits increased $441.6 million, or 10% to $4.8 billion at December 31, 2024, compared to $4.4 billion at December 31, 2023. Migration of client deposits into insured interest-bearing accounts resulted in an increase in ICS/ CDARS deposits to $1.1 billion at December 31, 2024, compared to $854.1 million at December 31, 2023. Noninterest-bearing demand deposits decreased ($78.3) million, or (6%), to $1.2 billion at December 31, 2024 from $1.3 billion at December 31, 2023.

The Company had 25,427 deposit accounts at December 31, 2024, with an average balance of $190,000, compared to 24,737 deposit accounts, with an average balance of $177,000 at December 31, 2023.

Deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.2 billion, representing 47% of total deposits, with an average account size of $400,000 at December 31, 2024. At December 31, 2023, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.0 billion, representing 45% of total deposits, with an average account size of $368,000.

The Bank’s uninsured deposits were approximately $2.2 billion, or 45% of total deposits, at December 31, 2024, compared to $2.0 billion, or 46% of total deposits, at December 31, 2023.

At December 31, 2024, the $1.10 billion ICS/CDARS deposits were comprised of $433.4 million of interest-bearing demand deposits, $345.5 million of money market accounts and $318.7 million of time deposits. At December 31, 2023, the $854.1 million ICS/CDARS deposits were comprised of $425.0 million of interest-bearing demand deposits, $189.9 million of money market accounts and $239.2 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 at December 31, 2024:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$50,918	34%
Over three months through six months	38,286	26%
Over six months through twelve months	33,761	23%
Over twelve months	24,540	17%
Total	$147,505	100%

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

The contractual maturity of total deposits at December 31, 2024, are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Deposits (1)	$4,762,847	$56,880	$22	$282	$4,820,031
(1)	Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022
Return on average assets	0.76%	1.22%	1.23%
Return on average tangible assets (1)	0.78%	1.26%	1.27%
Return on average equity	5.97%	9.88%	10.95%
Return on average tangible common equity (1)	8.05%	13.57%	15.57%
Average equity to average assets ratio	12.71%	12.62%	11.25%

(1)	This is a non-GAAP financial measure.

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

The Company monitors its liquidity position and funding strategies on a daily basis, but recognizes that unexpected events, economic or market conditions, earnings issues or situations beyond its control could cause either a short or long term liquidity crisis.  The Company has a detailed Contingency Funding Plan that will be used in the event of a “Liquidity Event” defined as a reduction in liquidity such that a normal deposit and liquidity environment cannot meet funding needs.  In addition to other tools used to monitor liquidity and funding, the Company prepares liquidity stress scenarios that include lower-probability, higher impact scenarios, with various levels of severity.  The liquidity stress scenarios incorporate the impact of moderate risk and higher risk situations, at least on a quarterly basis, or more often as circumstances require.  The liquidity stress scenarios include a dashboard showing key liquidity ratios compared to established target limits and estimated cash flows for the next several quarters.

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 72.45% at December 31, 2024, compared to 76.52% at December 31, 2023.

The Company’s total liquidity and borrowing capacity at December 31, 2024 was $3.3 billion, all of which remained available. The available liquidity and borrowing capacity was 69% of the Company’s total deposits and approximately 155% of the Bank’s estimated uninsured deposits at December 31, 2024.

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC can also borrow from the FRB discount window. In addition, the Company has a line of credit with a correspondent bank. The following table shows the collateral value of loans and securities pledged for the lines of credit

(if collateralized), total available lines of credit, the amounts outstanding, and the remaining available at the dates indicated:

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
	$2,989,115	$2,313,909	$—	$2,313,909

	December 31, 2023
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,600,371	$1,100,931	$—	$1,100,931
FRB discount window collateralized line of credit	1,658,642	1,235,573	—	1,235,573
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
Total	$3,259,013	$2,446,504	$—	$2,446,504

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2024 and 20223

Capital Resources

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

On July 25, 2024, the Company announced that its Board of Directors adopted a share repurchase program (the “Repurchase Program”) under which the Company is authorized to repurchase up to $15.0 million of the Company’s shares of its issued and outstanding common stock. Unless otherwise suspended or terminated, the Repurchase Program expires on July 31, 2025. The Company did not repurchase any of its common stock during the year ended December 31, 2024.

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $347,000, totaled $39.7 million at December 31, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements at the dates indicated:

	December 31,	December 31,	December 31,
	2024	2023	2022

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$524,204	$511,799	$475,609
Additional Tier 1 capital	—	—	—
Tier 1 Capital	524,204	511,799	475,609
Tier 2 Capital	86,439	82,572	79,201
Total Capital	$610,643	$594,371	$554,810

Risk-weighted assets	$3,917,931	$3,838,667	$3,747,246
Average assets for capital purposes	$5,436,274	$5,100,600	$5,196,294

Capital ratios:
Total Capital	15.6%	15.5%	14.8%
Tier 1 Capital	13.4%	13.3%	12.7%
Common equity Tier 1 Capital	13.4%	13.3%	12.7%
Tier 1 Leverage (1)	9.6%	10.0%	9.2%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements at the dates indicated:

	December 31,	December 31,	December 31,
	2024	2023	2022

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$543,872	$529,836	$492,725
Additional Tier 1 capital	—	—	—
Tier 1 Capital	543,872	529,836	492,725
Tier 2 Capital	46,786	43,071	39,851
Total Capital	$590,658	$572,907	$532,576

Risk-weighted assets	$3,914,648	$3,835,419	$3,745,725
Average assets for capital purposes	$5,432,806	$5,097,382	$5,194,802

Capital ratios:
Total Capital	15.1%	14.9%	14.2%
Tier 1 Capital	13.9%	13.8%	13.2%
Common Equity Tier 1 Capital	13.9%	13.8%	13.2%
Tier 1 Leverage (1)	10.0%	10.4%	9.5%
(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III and the regulatory guidelines for a “well-capitalized” financial institution under PCA:

		Well-capitalized
	Basel III	Financial
	Minimum	Institution PCA
	Regulatory	Regulatory
	Requirements (1)	Guidelines
Capital ratios:
Total Capital	10.5%	10.0%
Tier 1 Capital	8.5%	8.0%
Common equity Tier 1 Capital	7.0%	6.5%
Tier 1 Leverage	4.0%	5.0%
(1)	Includes 2.5% capital conservation buffer, except the leverage ratio.

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

At December 31, 2024, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2024, December 31, 2023, and December 31, 2022, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since December 31, 2024, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At December 31, 2024, the Company had total shareholders’ equity of $689.7 million, compared to $672.9 million at December 31, 2023. At December 31, 2024, total shareholders’ equity included $510.1 million in common stock, $187.7 million in retained earnings, and ($8.1) million of accumulated other comprehensive loss. The book value per share was $11.24 at December 31, 2024, compared to $11.00 at December 31, 2023. Tangible common equity was $515.7 million at December 31, 2024, compared to $496.6 million at December 31, 2023. The tangible book value per share was $8.41 at December 31, 2024, compared to $8.12 at December 31, 2023. Tangible common equity and tangible book value per share are non-GAAP financial measures.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, at the dates indicated:

	December 31,
Accumulated Other Comprehensive Loss	2024	2023

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(3,656)	$(7,116)
Split dollar insurance contracts liability	(2,339)	(2,809)
Supplemental executive retirement plan liability	(2,173)	(2,892)
Unrealized gain on interest-only strip from SBA loans	63	87
Total accumulated other comprehensive loss	$(8,105)	$(12,730)

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

Interest Rate Management

The Company’s market risk exposure is primarily that of interest rate risk. Interest rate risk arises when the maturity or re-pricing periods and interest rated indices of the interest-earning assets and interest-bearing liabilities are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest-earning assets and interest-bearing liabilities. Management has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

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

The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity (a non-GAAP financial measure) that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix, as of December 31, 2024:

	Increase/(Decrease) in
	Estimated Net
	Interest Income (1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$27,272	14.0%
+300	$20,340	10.5%
+200	$13,451	6.9%
+100	$6,590	3.4%
0	—	—
−100	$(8,368)	(4.3)%
−200	$(19,659)	(10.1)%
−300	$(33,576)	(17.3)%
−400	$(54,794)	(28.2)%

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity (1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$124,156	9.0%
+300	$104,693	7.6%
+200	$78,580	5.7%
+100	$44,383	3.2%
0	—	—
−100	$(71,172)	(5.2)%
−200	$(177,928)	(13.0)%
−300	$(314,451)	(22.9)%
−400	$(492,841)	(35.9)%

(1)	Computations of prospective effects of hypothetical interest rate changes are for illustrative purposes only, are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the “Cautionary Note Regarding Forward-Looking Statements” on page 3. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could affect any actual impact on net interest income.

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

SELECTED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$242,699	$234,298	$188,828	$153,256	$150,471
Interest expense	79,051	51,074	8,948	7,131	8,581
Net interest income before provision for credit losses on loans	163,648	183,224	179,880	146,125	141,890
Provision for (recapture of) credit losses on loans	2,139	749	766	(3,134)	13,233
Net interest income after provision for credit losses on loans	161,509	182,475	179,114	149,259	128,657
Noninterest income	8,748	8,998	10,111	9,688	9,922
Noninterest expense	113,583	101,054	94,859	93,077	89,511
Income before income taxes	56,674	90,419	94,366	65,870	49,068
Income tax expense	16,146	25,976	27,811	18,170	13,769
Net income	$40,528	$64,443	$66,555	$47,700	$35,299

PER COMMON SHARE DATA:
Basic earnings per share	$0.66	$1.06	$1.10	$0.79	$0.59
Diluted earnings per share	$0.66	$1.05	$1.09	$0.79	$0.59
Book value per share	$11.24	$11.00	$10.39	$9.91	$9.64
Tangible book value per share (1)	$8.41	$8.12	$7.46	$6.91	$6.57
Dividend payout ratio	78.61%	49.25%	47.32%	65.56%	88.04%
Weighted average number of shares outstanding — basic	61,270,730	61,038,857	60,602,962	60,133,821	59,478,343
Weighted average number of shares outstanding — diluted	61,527,372	61,311,318	61,090,290	60,689,062	60,169,139
Common shares outstanding at period-end	61,348,095	61,146,835	60,852,723	60,339,837	59,917,457

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$846,290	$1,093,201	$1,204,586	$760,649	$533,163
Total loans, net of deferred fees	$3,491,937	$3,350,378	$3,298,550	$3,087,326	$2,619,261
Allowance for credit losses on loans	$(48,953)	$(47,958)	$(47,512)	$(43,290)	$(44,400)
Loans, net	$3,442,984	$3,302,420	$3,251,038	$3,044,036	$2,574,861
Goodwill and other intangible assets	$174,070	$176,258	$178,664	$181,299	$184,295
Total assets	$5,645,006	$5,194,095	$5,157,580	$5,499,409	$4,634,114
Total deposits	$4,820,031	$4,378,458	$4,389,604	$4,759,412	$3,914,486
Subordinated debt, net of issuance costs	$39,653	$39,502	$39,350	$39,925	$39,740
Total shareholders’ equity	$689,727	$672,901	$632,456	$598,028	$577,889
Tangible common equity (1)	$515,657	$496,643	$453,792	$416,729	$393,594

SELECTED PERFORMANCE RATIOS: (2)
Return on average assets	0.76%	1.21%	1.23%	0.92%	0.80%
Return on average tangible assets (1)	0.78%	1.26%	1.27%	0.96%	0.83%
Return on average equity	5.97%	9.88%	10.95%	8.15%	6.12%
Return on average tangible common equity (1)	8.05%	13.57%	15.57%	11.86%	9.04%
Net interest margin (FTE) (1)	3.28%	3.70%	3.57%	3.05%	3.50%
Efficiency ratio (1)	65.88%	52.57%	49.93%	59.74%	58.96%
Average net loans as a percentage of average deposits (3)	73.01%	71.89%	66.10%	61.39%	69.58%
Average total shareholders’ equity as a percentage
of average total assets	12.71%	12.29%	11.25%	11.33%	13.00%

SELECTED CREDIT QUALITY DATA: (4)
Net charge-offs (recoveries) to average loans	0.03%	0.01%	(0.11)%	(0.07)%	0.03%
Allowance for credit losses on loans to total loans	1.40%	1.43%	1.44%	1.40%	1.70%
Nonperforming loans to total loans	0.22%	0.23%	0.07%	0.12%	0.30%
Nonperforming assets to total assets	0.14%	0.15%	0.05%	0.07%	0.17%
Nonperforming assets	$7,667	$7,707	$2,425	$3,738	$7,869
Classified assets	$41,661	$31,763	$14,544	$33,846	$34,028

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Tangible common equity to tangible assets (1)	9.43%	9.90%	9.11%	7.84%	8.85%
Total capital ratio	15.6%	15.5%	14.8%	14.4%	16.5%
Tier 1 capital ratio	13.4%	13.3%	12.7%	12.3%	14.0%
Common equity Tier 1 capital ratio	13.4%	13.3%	12.7%	12.3%	14.0%
Tier 1 leverage ratio	9.6%	10.0%	9.2%	7.9%	9.1%

Notes:

(1)    This is a non-GAAP financial measure.  See “Reconciliation of Non-GAAP Financial Measures” below.

(2)    Average balances used in this table are based on daily averages.

(3)    Average loans net of the average allowance for credit losses on loans and exclude loans held-for-sale.

(4)    Average loans and total loans exclude loans held-for-sale.

Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data for the periods indicated:

	Quarter Ended
	12/31/2024	9/30/2024	6/30/2024	3/31/2024

	(Dollars in thousands, except per share amounts)
Interest income	$64,633	$61,438	$59,077	$57,551
Interest expense	20,448	21,523	19,622	17,458
Net interest income	44,185	39,915	39,455	40,093
Provision for credit losses on loans	1,331	153	471	184
Net interest income after provision for credit losses on loans	42,854	39,762	38,984	39,909
Noninterest income	2,185	2,240	2,276	2,047
Noninterest expense	30,304	27,555	28,188	27,536
Income before income taxes	14,735	14,447	13,072	14,420
Income tax expense	4,114	3,940	3,838	4,254
Net income	$10,621	$10,507	$9,234	$10,166
Earnings per common share
Basic	$0.17	$0.17	$0.15	$0.17
Diluted	$0.17	$0.17	$0.15	$0.17

	Quarter Ended
	12/31/2023	9/30/2023	6/30/2023	3/31/2023

	(Dollars in thousands, except per share amounts)
Interest income	$58,892	$60,791	$58,341	$56,274
Interest expense	16,591	15,419	12,048	7,016
Net interest income	42,301	45,372	46,293	49,258
Provision for (recapture of) credit losses on loans	289	168	260	32
Net interest income after provision for credit losses on loans	42,012	45,204	46,033	49,226
Noninterest income	1,942	2,216	2,074	2,766
Noninterest expense	25,491	25,171	24,991	25,401
Income before income taxes	18,463	22,249	23,116	26,591
Income tax expense	5,135	6,454	6,713	7,674
Net income	$13,328	$15,795	$16,403	$18,917
Earnings per common share
Basic	$0.22	$0.26	$0.27	$0.31
Diluted	$0.22	$0.26	$0.27	$0.31

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

The following table summarizes components of FTE net interest income of the Company for the periods indicated:

	December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Net interest income before provision for
credit losses on loans (GAAP)	$163,648	$183,224	$179,880	$146,125	$141,890
Tax-equivalent adjustment on securities -
exempt from Federal tax	237	251	288	419	507
Net interest income, FTE (non-GAAP)	$163,885	$183,475	$180,168	$146,544	142,397

Average balance of total interest earning assets	$4,999,363	$4,955,018	$5,051,552	$4,805,630	4,071,805

Net interest margin (annualized net interest
income divided by the average balance
of total interest earnings assets) (GAAP)	3.27%	3.70%	3.56%	3.04%	3.48%

Net interest margin, FTE (annualized net interest
income, FTE, divided by the average balance
of total interest earnings assets) (non-GAAP)	3.28%	3.70%	3.57%	3.05%	3.50%

The efficiency ratio is a non-GAAP financial measure, which is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of the efficiency ratio of the Company for the periods indicated:

	December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Noninterest expense	$113,583	$101,054	$94,859	$93,077	$89,511

Net interest income before provision
for credit losses on loans	$163,648	$183,224	$179,880	146,125	141,890
Noninterest income	8,748	8,998	10,111	9,688	9,922
Total revenue	$172,396	$192,222	$189,991	$155,813	$151,812

Efficiency ratio (noninterest expense divided
by total revenue) (non-GAAP)	65.88%	52.57%	49.93%	59.74%	58.96%

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

The following table summarizes components of the annualized return on average tangible assets and the annualized return on average tangible common equity for the periods indicated:

	December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Net income	$40,528	$64,443	$66,555	$47,700	$35,299

Average tangible assets components:
Average Assets (GAAP)	$5,338,705	$5,289,375	$5,401,220	$5,166,294	$4,434,329
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(7,589)	(9,905)	(12,430)	(15,256)	(18,608)
Total Average Tangible Assets (non-GAAP)	$5,163,485	$5,111,839	$5,221,159	$4,983,407	$4,248,090

Annualized return on average tangible assets (non-GAAP)	0.78%	1.26%	1.27%	0.96%	0.83%

Average tangible common equity components:
Average Equity (GAAP)	$678,543	$652,449	$607,603	$585,156	$576,675
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(7,589)	(9,905)	(12,430)	(15,256)	(18,608)
Total Average Tangible Common Equity (non-GAAP)	$503,323	$474,913	$427,542	$402,269	$390,436

Annualized return on average tangible common
equity (non-GAAP)	8.05%	13.57%	15.57%	11.86%	9.04%

The following table summarizes components of the tangible common equity to tangible assets ratio of the Company at the dates indicated:

	December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$689,727	$672,901	$632,456	$598,028	$577,889
Less: Preferred Stock	—	—	—	—	—
Total Common Equity	689,727	672,901	632,456	598,028	577,889
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,439)	(8,627)	(11,033)	(13,668)	(16,664)
Total Tangible Common Equity (non-GAAP)	$515,657	$496,643	$453,792	$416,729	$393,594

Asset components:
Total Assets (GAAP)	$5,645,006	$5,194,095	$5,157,580	$5,499,409	$4,634,114
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,439)	(8,627)	(11,033)	(13,668)	(16,664)
Total Tangible Assets (non-GAAP)	$5,470,936	$5,017,837	$4,978,916	$5,318,110	$4,449,819

Tangible common equity to tangible assets (non-GAAP)	9.43%	9.90%	9.11%	7.84%	8.85%

The following table summarizes components of the tangible common equity to tangible assets ratio of HBC at the dates indicated:

	December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$709,379	$690,918	$649,545	$616,108	$595,681
Less: Preferred Stock	—	—	—	—	—
Total Common Equity	709,379	690,918	649,545	616,108	595,681
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,439)	(8,627)	(11,033)	(13,668)	(16,664)
Total Tangible Common Equity (non-GAAP)	$535,309	$514,660	$470,881	$434,809	$411,386

Asset components:
Total Assets (GAAP)	$5,641,646	$5,190,829	$5,157,093	$5,496,724	$4,632,230
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,439)	(8,627)	(11,033)	(13,668)	(16,664)
Total Tangible Assets (non-GAAP)	$5,467,576	$5,014,571	$4,978,429	$5,315,425	$4,447,935

Tangible common equity to tangible assets (non-GAAP)	9.79%	10.26%	9.46%	8.18%	9.25%

The following table summarizes components of the tangible book value per share at the dates indicated:

	December 31,
	2024	2023	2022	2021	2020

	(Dollars in thousands, except per share amounts)
Capital components:
Total Equity (GAAP)	$689,727	$672,901	$632,456	$598,028	$577,889
Less: Preferred Stock	—	—	—	—	—
Total Common Equity	689,727	672,901	632,456	598,028	577,889
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(6,439)	(8,627)	(11,033)	(13,668)	(16,664)
Total Tangible Common Equity (non-GAAP)	$515,657	$496,643	$453,792	$416,729	$393,594

Common shares outstanding at period-end	61,348,095	61,146,835	60,852,723	60,339,837	59,917,457

Tangible book value per share (non-GAAP)	$8.41	$8.12	$7.46	$6.91	$6.57

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. At December 31, 2024, the Company did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 89 through 143.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at December 31, 2024. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2024, the period covered by this report.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective at December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

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

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities, as well as the securities of publicly traded companies with whom we have a business relationship, by directors, officers and employees, and consultants. Our Insider Trading Policy is designed to promote compliance with all applicable insider trading laws, listing standards, rules and regulations. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders	2,222,496	(1)	$10.73	900,292	(2)
Equity compensation plans not approved by
security holders	N/A		N/A	N/A
(1)	Consists of 1,976,873 options to acquire shares under the Company’s 2013 Equity Incentive Plan 20,000 options to acquire shares under the Company’s 2023 Equity Incentive Plan, and the aggregate amount of 225,623 stock options assumed from the Presidio stock option and equity incentive plans.
(2)	Available under the Company’s 2023 Equity Incentive Plan.

(b)  Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2024. Such information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 89 through 143.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013).
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on March 11, 2020).
*10.1	Heritage Commerce Corp Management Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 28, 2022).
*10.2	Non-qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 31, 2005).
*10.3

Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2011).

*10.4	Employment Agreement with Robertson Clay Jones, dated September 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2022).
*10.5	Employment Agreement with Chris Edmonds-Waters, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2024).

Exhibit Number	Description
*10.6	Employment Agreement with Deborah K. Reuter, dated March 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2023).
*10.7†	Amended and Restated Employment Agreement with Glen Shu, dated February 1, 2024 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed March 11, 2024).
*10.8†	Employment Agreement with Thomas A. Sa, dated September 26, 2024 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on October 2, 2024).
*10.9 †	Amended and Restated Employment Agreement with Susan Just, dated February 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed March 11, 2024).
*10.10 †	Employment Agreement with Dustin Warford, dated February 1, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed March 11, 2024).
*10.11	Employment Agreement with Janisha Sabnani, dated February 3, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2025).
*10.12	Heritage Commerce Corp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
*10.13	Amendment No. 1 to Heritage Commerce Corp 2013 Equity Incentive Plan, dated May 25, 2017 (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement, filed April 19, 2017).
*10.14	Amendment No. 2 to Heritage Commerce Corp 2013 Equity Incentive Plan, dated May 21, 2020 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement, filed April 15, 2020).
*10.15	Form of Restricted Stock Agreement for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
*10.16	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
*10.17	Form of Restricted Stock Unit Agreement (serviced-based) for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 9, 2023).
*10.18

Form of Restricted Stock Unit Agreement (performance-based) for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed March 9, 2023).

*10.19	Heritage Commerce Corp 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement filed April 13, 2023).
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

*10.24

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2009).

*10.25	Presidio Bank Amended and Restated 2006 Stock Options Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Statement on Form S-8 filed October 15, 2019).
*10.26	Presidio Bank 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Statement on Form S-8 filed October 15, 2019).
19.1	Heritage Commerce Corp Insider Trading Policy, filed herewith.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed March 3, 2017).
23.1	Consent of Crowe LLP, filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.

Exhibit Number	Description
31.2	Certification of Registrant’s Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
**32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Registrant’s Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97.1	Heritage Commerce Corp Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed March 11, 2024).
101.INS	Inline XBRL Instance Document, filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.
104	Cover Page Interactive Data (formatted as inline XBRL and contained in Exhibits 101).

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

Heritage Commerce Corp

	BY:	/s/ ROBERTSON CLAY JONES
Robertson Clay Jones
DATE: March 7, 2025		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JULIANNE M. BIAGINI-KOMAS	Director and Vice Chair of the Board	March 7, 2025
Julianne M. Biagini-Komas
/s/ BRUCE H. CABRAL Bruce H. Cabral	Director	March 7, 2025
/s/ JACK W. CONNER	Director and Chairman of the Board	March 7, 2025
Jack W. Conner

/s/ JASON DINAPOLI	Director	March 7, 2025
Jason DiNapoli
/s/ STEPHEN G. HEITEL	Director	March 7, 2025
Stephen G. Heitel

/s/ KAMRAN F. HUSAIN	Director	March 7, 2025
Kamran F. Husain

/s/ ROBERTSON CLAY JONES	Director and Chief Executive Officer
Robertson Clay Jones	(Principal Executive Officer)	March 7, 2025

/s/ MARINA H. PARK SUTTON	Director	March 7, 2025
Marina H. Park Sutton

/s/ LAURA RODEN	Director	March 7, 2025
Laura Roden

/s/ THOMAS A. SA	Executive Vice President and Chief Operating Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2025
Thomas A. Sa

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

of Heritage Commerce Corp

San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Qualitative Factors

As described in Notes 1 and 4 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACLL”) represents the Company’s estimate of amounts that are not expected to be collected over the contractual life of the Company’s held for investment loan portfolio. The estimate of the ACLL is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2024, the Company’s ACLL was $48,953,000, and the provision for credit losses on loans was $2,139,000 for the year then ended.

The Company measures expected credit losses by using a discounted cash flow methodology that includes loan level cash flow estimates for each loan segment to estimate the quantitative component of the allowance for credit losses for loans.  Management qualitatively adjusts the quantitative model results for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses.  These qualitative factors are based upon management judgment and current assessment as to the impact of risks related to collateral values, concentrations of credit risk, trends in delinquencies, the level of criticized loans and other internal and external factors.

We have identified auditing the qualitative factors as a critical audit matter as management’s determination of the qualitative factors is subjective and involves significant management judgments; and our audit procedures related to certain of the qualitative factors involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Tested the operating effectiveness of the Company’s controls over the:
o	Review of the reasonableness of assumptions and judgments made for the qualitative factors.
o	Review over the appropriateness of the framework for the qualitative factors.
o	Completeness and accuracy of internal data used in the qualitative factors.
o	Review over the relevance and reliability of external data used in the qualitative factors.
o	Mathematical accuracy of the qualitative factors.
●	Substantive tests included:
o	Testing the completeness and accuracy of internal data and relevance and reliability of external data used in the qualitative factors
o	Assessing the appropriateness and reasonableness of the framework developed for the qualitative factors including evaluating management’s judgments as to which factors impacted the qualitative analysis for each loan segment.
o	Performing testing over the accuracy of inputs utilized in the calculation of qualitative factors for each loan segment.

o	Testing the mathematical accuracy of the calculation of the qualitative factors.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2005.

Oakbrook Terrace, Illinois

March 7, 2025

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Assets
Cash and due from banks	$29,864	$41,592
Other investments and interest-bearing deposits in other financial institutions	938,259	366,537
Total cash and cash equivalents	968,123	408,129
Securities available-for-sale, at fair value	256,274	442,636
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $12, (fair value
of $497,012 and $564,127, respectively)	590,016	650,565
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	2,375	2,205
Loans, net of deferred fees	3,491,937	3,350,378
Allowance for credit losses on loans	(48,953)	(47,958)
Loans, net	3,442,984	3,302,420
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,556	32,540
Company-owned life insurance	81,211	79,489
Premises and equipment, net	10,140	9,857
Goodwill	167,631	167,631
Other intangible assets	6,439	8,627
Accrued interest receivable and other assets	87,257	89,996
Total assets	$5,645,006	$5,194,095

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,214,192	$1,292,486
Demand, interest-bearing	936,587	914,066
Savings and money market	1,325,923	1,087,518
Time deposits - under $250	38,988	38,055
Time deposits - $250 and over	206,755	192,228
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	1,097,586	854,105
Total deposits	4,820,031	4,378,458
Subordinated debt, net of issuance costs	39,653	39,502
Accrued interest payable and other liabilities	95,595	103,234
Total liabilities	4,955,279	4,521,194

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at December 31, 2024 and December 31, 2023	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,348,095 and 61,146,835 shares issued and outstanding, respectively	510,070	506,539
Retained earnings	187,762	179,092
Accumulated other comprehensive loss	(8,105)	(12,730)
Total shareholders' equity	689,727	672,901
Total liabilities and shareholders' equity	$5,645,006	$5,194,095

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$182,983	$177,628	$153,010
Securities, taxable	20,817	27,351	20,666
Securities, exempt from Federal tax	890	945	1,084
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	38,009	28,374	14,068
Total interest income	242,699	234,298	188,828

Interest expense:
Deposits	76,899	47,557	6,770
Short-term borrowings	—	1,365	—
Subordinated debt	2,152	2,152	2,178
Total interest expense	79,051	51,074	8,948

Net interest income before provision for credit losses on loans	163,648	183,224	179,880
Provision for credit losses on loans	2,139	749	766
Net interest income after provision for credit losses on loans	161,509	182,475	179,114

Noninterest income:
Service charges and fees on deposit accounts	3,561	4,341	4,640
Increase in cash surrender value of life insurance	2,097	2,031	1,925
Gain on sales of SBA loans	473	482	491
Servicing income	365	400	508
Gain on proceeds from company owned life insurance	219	125	27
Termination fees	177	154	61
Gain on warrants	—	—	669
Other	1,856	1,465	1,790
Total noninterest income	8,748	8,998	10,111

Noninterest expense:
Salaries and employee benefits	63,952	56,862	55,331
Occupancy and equipment	10,226	9,490	9,639
Professional fees	5,416	4,350	5,015
Other	33,989	30,352	24,874
Total noninterest expense	113,583	101,054	94,859
Income before income taxes	56,674	90,419	94,366
Income tax expense	16,146	25,976	27,811
Net income	$40,528	$64,443	$66,555

Earnings per common share:
Basic	$0.66	$1.06	$1.10
Diluted	$0.66	$1.05	$1.09

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
	2024	2023	2022

	(Dollars in thousands)
Net income	$40,528	$64,443	$66,555
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on
available-for-sale securities and I/O strips	4,839	6,148	(19,079)
Deferred income taxes	(1,403)	(1,783)	5,532
Change in unrealized gains (losses) on securities and I/O strips, net of
net of deferred income taxes	3,436	4,365	(13,547)
Change in net pension and other benefit plan liability adjustment	1,491	(458)	9,909
Deferred income taxes	(302)	219	(2,222)
Change in pension and other benefit plan liability, net of
deferred income taxes	1,189	(239)	7,687
Other comprehensive income (loss)	4,625	4,126	(5,860)
Total comprehensive income	$45,153	$68,569	$60,695

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2024, 2023 and 2022
				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity

	(Dollars in thousands, except per share data)
Balance, January 1, 2022	60,339,837	$497,695	$111,329	$(10,996)	$598,028
Net income	—	—	66,555	—	66,555
Other comprehensive loss, net of taxes	—	—	—	(5,860)	(5,860)
Issuance of restricted stock awards, net	207,006	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	2,583	—	—	2,583
Cash dividend declared $0.52 per share	—	—	(31,495)	—	(31,495)
Stock option expense, net of forfeitures and taxes	—	595	—	—	595
Stock options exercised	305,880	2,050	—	—	2,050
Balance, December 31, 2022	60,852,723	502,923	146,389	(16,856)	632,456
Net income	—	—	64,443	—	64,443
Other comprehensive income, net of taxes	—	—	—	4,126	4,126
Issuance of restricted stock awards, net	73,446	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	1,404	—	—	1,404
Cash dividend declared $0.52 per share	—	—	(31,740)	—	(31,740)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	392	—	—	392
Stock option expense, net of forfeitures and taxes	—	600	—	—	600
Stock options exercised	220,666	1,220	—	—	1,220
Balance, December 31, 2023	61,146,835	506,539	179,092	(12,730)	672,901
Net income	—	—	40,528	—	40,528
Other comprehensive income, net of taxes	—	—	—	4,625	4,625
Issuance of restricted stock awards, net	25,908	—	—	—	—
Amortization of restricted stock awards,
net of forfeitures and taxes	—	916	—	—	916
Cash dividend declared $0.52 per share	—	—	(31,858)	—	(31,858)
RSUs and PRSUs expense, net of taxes	—	1,409	—	—	1,409
RSUs vested	35,837	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	516	—	—	516
Stock options exercised	139,515	690	—	—	690
Balance, December 31, 2024	61,348,095	$510,070	$187,762	$(8,105)	$689,727

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,528	$64,443	$66,555
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities	(2,582)	(4,822)	(953)
Gain on sale of SBA loans	(473)	(482)	(491)
Proceeds from sale of SBA loans originated for sale	6,469	8,035	7,689
SBA loans originated for sale	(6,166)	(7,302)	(7,767)
Provision for credit losses on loans	2,139	749	766
Increase in cash surrender value of life insurance	(2,097)	(2,031)	(1,925)
Depreciation and amortization	1,341	1,115	1,121
Amortization of other intangible assets	2,188	2,406	2,635
Stock option expense, net	516	600	595
RSUs and PRSUs expense	1,409	392	—
Amortization of restricted stock awards, net	916	1,404	2,583
Amortization of subordinated debt issuance costs	151	152	172
Gain on proceeds from company-owned life insurance	(219)	(125)	(27)
Effect of changes in:
Accrued interest receivable and other assets	4,044	2,411	978
Accrued interest payable and other liabilities	(9,193)	6,065	(2,078)
Net cash provided by operating activities	38,971	73,010	69,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(30,263)	—	(425,721)
Purchase of securities held-to-maturity	—	—	(146,548)
Maturities/paydowns/calls of securities available-for-sale	225,064	59,014	21,881
Maturities/paydowns/calls of securities held-to-maturity	59,566	63,376	88,394
Purchase of mortgage loans	—	—	(185,426)
Net change in loans	(142,703)	(52,131)	(21,862)
Changes in FHLB stock and other investments	(16)	(18)	(18)
Proceeds from redemption of company-owned life insurance	594	1,612	596
Purchase of premises and equipment	(1,624)	(1,671)	(783)
Net cash provided by (used in) investing activities	110,618	70,182	(669,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	441,573	(11,146)	(369,808)
Exercise of stock options	690	1,220	2,050
Payment of cash dividends	(31,858)	(31,740)	(31,495)
Redemption of subordinated debt	—	—	(40,000)
Issuance of subordinated debt, net of issuance costs	—	—	39,274
Net cash provided by (used in) financing activities	410,405	(41,666)	(399,979)
Net increase (decrease) in cash and cash equivalents	559,994	101,526	(999,613)
Cash and cash equivalents, beginning of period	408,129	306,603	1,306,216
Cash and cash equivalents, end of period	$968,123	$408,129	$306,603

Supplemental disclosures of cash flow information:
Interest paid	$77,237	$46,834	$8,654
Income taxes paid, net	13,219	28,340	25,175

Supplemental schedule of non-cash activity:
Recording of right of use assets in exchange for lease obligations	3,045	541	2,736
Transfer of loans held-for-sale to loan portfolio	—	—	480

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

Cash Flows

Net cash flows are reported for client loan and deposit transactions, notes payable, repurchase agreements and other short-term borrowings.

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

             Other securities are comprised primarily of tax exempt municipal securities. At December 31, 2024, all of these securities are rated A-Aaa (defined as investment grade). The issuers in these securities are primarily municipal entities and school districts.

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

The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The loan portfolio is classified into eight segments of loans - commercial, commercial real estate – owner occupied, commercial real estate – non-owner occupied, land and construction, home equity, multifamily, residential mortgages and consumer and other.”

The allowance for credit losses is an estimate of expected losses inherent with the Company’s loans held-for-investment portfolio. In accordance with Accounting Standards Codification (“ASC”) 326 the Company measures the allowance for credit losses on loans by segmenting these assets into pools with similar risk characteristics. The segmentation of these loans is generally based on various risk characteristics reflecting the level at which the Company monitors credit quality and portfolio trends.

In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Balance Sheets and totaled $14,940,000 at December 31, 2024 and $14,959,000 at December 31, 2023.

The loan portfolio is classified into eight segments of loans – commercial, commercial real estate – owner occupied, commercial real estate – non-owner occupied, land and construction, home equity, multifamily, residential mortgages and consumer and other.

The risk characteristics of each loan portfolio segment are as follows:

Commercial

Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $68,897,000 of Bay View Funding factored receivables at December 31, 2024, compared to $57,458,000 at December 31, 2023.

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

Land and Construction

Land and construction loans are generally based on estimates of costs and value associated with the completed project. Construction loans usually involve the disbursement of funds with repayment substantially dependent on the success of the completion of the project. Sources of repayment for these loans may be permanent loans from HBC or other lenders, or proceeds from the sales of the completed project. These loans are monitored by on-site inspections and are considered to have higher risk than other real estate loans due to the final repayment dependent on numerous factors including general economic conditions.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet client financing needs. The face amount for these items represents the exposure to loss, before considering client collateral or ability to repay. Such financial instruments are recorded when they are funded. The notional amount of these commitments is not reflected in the consolidated financial statement until they are funded. The Company maintains an allowance for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet and is adjusted as a provision for credit loss expense included in other noninterest expense.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of a business acquisition over the fair value of net assets acquired. On a quarterly basis, management assesses whether it is necessary to perform a quantitative impairment test of goodwill. In accordance with accounting standards, goodwill is not amortized, but rather is tested for impairment on an annual basis or more frequently when events warrant, using a qualitative or quantitative approach.

Other intangible assets which have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. Other intangible assets consist of a core deposit intangible, a below market lease, an above market lease liability, a customer relationship and brokered relationship intangible assets. The core deposits intangible assets from the acquisitions are being amortized on an accelerated method over ten years. The below market value lease intangible assets are being amortized on the straight line method over three years. The above market lease adjustment is being amortized on the straight line method over five years. The customer relationship and brokered relationship intangible assets are being amortized over ten years.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2024 and 2023.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to team members and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards, RSUs and PRSUs. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation cost recognized reflects estimated forfeitures, adjusted as necessary for actual forfeitures.

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

Segment Reporting

HBC is a commercial bank serving clients located in Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara counties of California. Bay View Funding provides business essential working capital factoring financing to various industries throughout the United States. No client accounts for more than 10 percent of revenue for HBC or the Company. With the previous acquisition of Bay View Funding, the Company has two reportable segments consisting of Banking and Factoring.

Reclassifications

Certain items in the consolidated financial statements for the years ended December 31, 2023 and 2022 were reclassified to conform to the 2024 presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

Adoption of New Accounting Standards

Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) requires filers to disclose significant segment expenses, an amount and description for other segment items, the title and position of the entity’s chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of profit or loss to assess segment performance, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance and the updated disclosures are included in “Note 20 – Business Segment Information.”

Issued But Not Yet Effective Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06 - Disclosure Improvements - Codification Amendments in Response to the Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements. In the final rule, the SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into the generally accepted accounting principles. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations if the FASB incorporated them into the relevant ASC subtopics. The disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC.

For entities like HCC that are subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments are to be applied prospectively and, if by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entity. Management intends to adopt the provisions of ASU 2023-06 on their respective effective dates. The adoption of the provisions of ASU 2023-06 is not expected to have a material impact on HCC's consolidated financial statements.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The

Company will update the related disclosures upon adoption.

In November 2024, FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 was issued in order to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses in interim and year-end reporting periods. The amendments in this ASU apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will update the related disclosures upon adoption.

2) Accumulated Other Comprehensive Income (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2024 and 2023
	Unrealized
	Gains/(Losses) on
	Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items (1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2024, net of taxes	$(7,029)	$(5,701)	$(12,730)
Other comprehensive income before reclassification,
net of taxes	3,436	1,263	4,699
Amounts reclassified from other comprehensive loss,
net of taxes	—	(74)	(74)
Net current period other comprehensive income,
net of taxes	3,436	1,189	4,625

Ending balance December 31, 2024, net of taxes	$(3,593)	$(4,512)	$(8,105)

Beginning balance January 1, 2023, net of taxes	$(11,394)	$(5,462)	$(16,856)
Other comprehensive income (loss) before reclassification,
net of taxes	4,365	(141)	4,224
Amounts reclassified from other comprehensive loss,
net of taxes	—	(98)	(98)
Net current period other comprehensive income (loss),
net of taxes	4,365	(239)	4,126

Ending balance December 31, 2023, net of taxes	$(7,029)	$(5,701)	$(12,730)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 13—Benefit Plans) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Year Ended
	December 31,			Affected Line Item Where
Details About AOCI Components	2024	2023	2022	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$ 209	$ 191	$ 41
Prior service cost and actuarial losses (3)	(104)	(53)	(455)
	105	138	(414)	Other noninterest expense
	(31)	(40)	122	Income tax (expense) benefit
	74	98	(292)	Net of tax
Total reclassification from AOCI for the period	$74	$98	$(292)

(1)   This AOCI component is included in the computation of net periodic benefit cost (see Note 13 — Benefit Plans).

(2)   This is related to the split dollar life insurance benefit plan.

(3)   This is related to the supplemental executive retirement plan.

3) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2024	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$187,095	$—	$(912)	$—	$186,183
Agency mortgage-backed securities	74,239	—	(4,148)	—	70,091
Total	$261,334	$—	$(5,060)	$—	$256,274

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2024	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$559,548	$—	$(91,585)	$467,963	$—
Municipals - exempt from Federal tax	30,480	—	(1,431)	29,049	(12)
Total	$590,028	$—	$(93,016)	$497,012	$(12)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2023	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$387,990	$—	$(5,621)	$—	$382,369
Agency mortgage-backed securities	64,580	—	(4,313)	—	60,267
Total	$452,570	$—	$(9,934)	$—	$442,636

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2023	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$618,374	$282	$(86,011)	$532,645	$—
Municipals - exempt from Federal tax	32,203	3	(724)	31,482	(12)
Total	$650,577	$285	$(86,735)	$564,127	$(12)

Securities with unrealized losses at year end, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$9,778	$(4)	$176,405	$(908)	$186,183	$(912)
Agency mortgage-backed securities	20,383	(100)	49,708	(4,048)	70,091	(4,148)
Total	$30,161	$(104)	$226,113	$(4,956)	$256,274	$(5,060)

Securities held-to-maturity:
Agency mortgage-backed securities	$10,280	$(53)	$456,906	$(91,532)	$467,186	$(91,585)
Municipals — exempt from Federal tax	4,076	(65)	23,733	(1,366)	27,809	(1,431)
Total	$14,356	$(118)	$480,639	$(92,898)	$494,995	$(93,016)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$4,926	$(40)	$377,443	$(5,581)	$382,369	$(5,621)
Agency mortgage-backed securities	—	—	60,267	(4,313)	60,267	(4,313)
Total	$4,926	$(40)	$437,710	$(9,894)	$442,636	$(9,934)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$520,615	$(86,011)	$520,615	$(86,011)
Municipals — exempt from Federal tax	9,790	(176)	13,151	(548)	22,941	(724)
Total	$9,790	$(176)	$533,766	$(86,559)	$543,556	$(86,735)

There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2024, the Company held 393 securities (129 available-for-sale and 264 held-to-maturity), of which 387 had fair values below amortized cost. The unrealized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.

The amortized cost and fair value of debt securities as of December 31, 2024, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$34,927	$34,808
Due after three months through one year	142,385	141,597
Due after one through five years	9,783	9,778
Agency mortgage-backed securities	74,239	70,091
Total	$261,334	$256,274

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value

	(Dollars in thousands)
Due after three months through one year	$2,365	$2,356
Due after one through five years	7,611	7,328
Due after five through ten years	20,504	19,365
Agency mortgage-backed securities	559,548	467,963
Total	$590,028	$497,012
(1)	Gross of the allowance for credit losses of ($12,000) at December 31, 2024.

Securities with amortized cost of $753,369,000 and $1,041,608,000 as of December 31, 2024 and 2023, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Balance Sheet. The table below presents a roll-forward by major security type for the year ended December 31, 2024 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2024	$12
Provision for credit losses	—
Ending balance December 31, 2024	$12

There was an immaterial change in the allowance for credit losses on the Company’s held-to-maturity debt securities due to stable balances and bond ratings for the Company’s municipal investment securities at December 31, 2024 compared to December 31, 2023.

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

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows at the dates indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$531,350	$463,778
Real estate:
CRE - owner occupied	601,636	583,253
CRE - non-owner occupied	1,341,266	1,256,590
Land and construction	127,848	140,513
Home equity	127,963	119,125
Multifamily	275,490	269,734
Residential mortgages	471,730	496,961
Consumer and other	14,837	20,919
Loans	3,492,120	3,350,873
Deferred loan fees, net	(183)	(495)
Loans, net of deferred fees	3,491,937	3,350,378
Allowance for credit losses on loans	(48,953)	(47,958)
Loans, net	$3,442,984	$3,302,420

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Year Ended December 31, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(1,305)	—	—	—		—	—	(299)	(1,604)
Recoveries	336	27	—	—	97	—	—	—	460
Net (charge-offs) recoveries	(969)	27	—	—	97	—	—	(299)	(1,144)
Provision for (recapture of) credit losses on loans	1,176	77	1,456	(952)	57	(318)	193	450	2,139
End of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953

	Year Ended December 31, 2023
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(750)	—	—	—	(246)	—	—	(15)	(1,011)
Recoveries	346	11	—	—	351	—	—	—	708
Net (charge-offs) recoveries	(404)	11	—	—	105	—	—	(15)	(303)
Provision for (recapture of) credit losses on loans	(360)	(641)	3,188	(589)	(127)	1,687	(2,482)	73	749
End of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958

	Year Ended December 31, 2022
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$8,414	$7,954	$17,125	$1,831	$864	$2,796	$4,132	$174	$43,290
Charge-offs	(434)	—	—	—	—	—	—	—	(434)
Recoveries	427	15	—	—	105	—	—	3,343	3,890
Net (charge-offs) recoveries	(7)	15	—	—	105	—	—	3,343	3,456
Provision for (recapture of) credit losses on loans	(1,790)	(2,218)	5,010	1,110	(303)	570	1,775	(3,388)	766
End of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512

The following table presents the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at the dates indicated:

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667

	December 31, 2023
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$946	$290	$889	$2,125
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,661	—	—	4,661
Home equity	142	—	—	142
Residential mortgages	779	—	—	779
Total	$6,528	$290	$889	$7,707

The following tables presents the aging of past due loans by class at the dates indicated:

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120

	December 31, 2023
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$6,688	$2,030	$1,264	$9,982	$453,796	$463,778
Real estate:
CRE - Owner Occupied	—	—	—	—	583,253	583,253
CRE - Non-Owner Occupied	1,289	—	—	1,289	1,255,301	1,256,590
Land and construction	955	—	3,706	4,661	135,852	140,513
Home equity	—	—	142	142	118,983	119,125
Multifamily	—	—	—	—	269,734	269,734
Residential mortgages	3,794	510	779	5,083	491,878	496,961
Consumer and other	—	—	—	—	20,919	20,919
Total	$12,726	$2,540	$5,891	$21,157	$3,329,716	$3,350,873

The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Past due nonaccrual loans	$7,068	$6,100
Current nonaccrual loans	110	718
Total nonaccrual loans	$7,178	$6,818

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

Loss.  Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of December 31, 2024 and December 31, 2023.

Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at December 31, 2024 and December 31, 2023. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at December 31, 2024 and December 31, 2023. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed. The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums. The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2024						Amortized
	2024	2023	2022	2021	2020	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$133,643	$27,101	$17,114	$16,312	$10,444	$28,671	$289,147	$522,432
Special Mention	1,927	—	327	86	—	358	423	3,121
Substandard	—	146	—	32	—	4,405	200	4,783
Substandard-Nonaccrual	—	—	591	209	—	214	—	1,014
Total	135,570	27,247	18,032	16,639	10,444	33,648	289,770	531,350

CRE - Owner Occupied:
Pass	57,988	31,688	81,133	95,939	65,152	244,430	6,899	583,229
Special Mention	—	—	—	7,132	443	1,342	—	8,917
Substandard	—	—	—	6,333	3,157	—	—	9,490
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	57,988	31,688	81,133	109,404	68,752	245,772	6,899	601,636

CRE - Non-Owner Occupied:
Pass	137,935	222,142	229,993	250,266	27,031	442,105	5,356	1,314,828
Special Mention	—	—	4,810	4,890	—	—	—	9,700
Substandard	—	—	—	4,480	—	11,658	600	16,738
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	137,935	222,142	234,803	259,636	27,031	453,763	5,956	1,341,266

Land and construction:
Pass	32,691	45,250	31,599	9,899	212	—	—	119,651
Special Mention	—	—	—	—	—	2,323	—	2,323
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	3,815	978	1,081	—	5,874
Total	32,691	45,250	31,599	13,714	1,190	3,404	—	127,848

Home equity:
Pass	—	—	—	—	—	2,378	122,207	124,585
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	750	—	2,551	3,301
Substandard-Nonaccrual	—	—	—	—	—	77	—	77
Total	—	—	—	—	750	2,455	124,758	127,963

Multifamily:
Pass	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490

Residential mortgage:
Pass	3,757	1,659	180,979	251,167	1,006	32,384	—	470,952
Special Mention	—	—	—	607	—	—	—	607
Substandard	—	—	—	—	—	171	—	171
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	3,757	1,659	180,979	251,774	1,006	32,555	—	471,730

Consumer and other:
Pass	405	237	1,338	43	—	2,027	10,574	14,624
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	213	213
Total	405	237	1,338	43	—	2,027	10,787	14,837

Total loans	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

Risk Grades:
Pass	$386,637	$374,381	$581,765	$677,114	$109,094	$861,925	$434,875	$3,425,791
Special Mention	1,927	—	5,137	12,715	443	4,023	423	24,668
Substandard	—	146	—	10,845	3,907	16,234	3,351	34,483
Substandard-Nonaccrual	—	—	591	4,024	978	1,372	213	7,178
Grand Total	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2023						Amortized
	2023	2022	2021	2020	2019	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$99,387	$25,250	$19,732	$14,929	$11,893	$22,134	$258,461	$451,786
Special Mention	2,107	1,092	41	—	133	1,134	467	4,974
Substandard	4	1,516	—	100	185	3,835	142	5,782
Substandard-Nonaccrual	—	—	349	—	116	771	—	1,236
Total	101,498	27,858	20,122	15,029	12,327	27,874	259,070	463,778

CRE - Owner Occupied:
Pass	32,993	86,688	110,613	68,184	52,885	214,729	10,302	576,394
Special Mention	—	250	3,241	462	—	1,802	—	5,755
Substandard	—	—	—	—	1,100	4	—	1,104
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	32,993	86,938	113,854	68,646	53,985	216,535	10,302	583,253

CRE - Non-Owner Occupied:
Pass	225,505	243,080	267,870	28,315	92,648	370,552	3,199	1,231,169
Special Mention	—	—	—	—	7,493	10,040	—	17,533
Substandard	—	—	—	—	—	7,614	274	7,888
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	225,505	243,080	267,870	28,315	100,141	388,206	3,473	1,256,590

Land and construction:
Pass	40,142	52,862	27,419	9,273	1,864	—	—	131,560
Special Mention	2,163	—	—	—	—	—	—	2,163
Substandard	2,129	—	—	—	—	—	—	2,129
Substandard-Nonaccrual	—	—	3,706	955	—	—	—	4,661
Total	44,434	52,862	31,125	10,228	1,864	—	—	140,513

Home equity:
Pass	—	—	—	—	—	1,463	111,250	112,713
Special Mention	—	—	—	—	—	—	2,110	2,110
Substandard	—	—	—	—	—	—	4,160	4,160
Substandard-Nonaccrual	—	—	—	—	—	—	142	142
Total	—	—	—	—	—	1,463	117,662	119,125

Multifamily:
Pass	47,089	41,112	55,557	5,394	42,129	75,890	355	267,526
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,208	—	2,208
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	47,089	41,112	55,557	5,394	42,129	78,098	355	269,734

Residential mortgage:
Pass	1,684	187,417	268,617	1,037	6,861	28,892	—	494,508
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	973	—	—	—	701	—	1,674
Substandard-Nonaccrual	—	779	—	—	—	—	—	779
Total	1,684	189,169	268,617	1,037	6,861	29,593	—	496,961

Consumer and other:
Pass	2,332	1,376	3	—	—	2,089	14,961	20,761
Special Mention	—	—	62	—	—	96	—	158
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	2,332	1,376	65	—	—	2,185	14,961	20,919

Total loans	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

Risk Grades:
Pass	$449,132	$637,785	$749,811	$127,132	$208,280	$715,749	$398,528	$3,286,417
Special Mention	4,270	1,342	3,344	462	7,626	13,072	2,577	32,693
Substandard	2,133	2,489	—	100	1,285	14,362	4,576	24,945
Substandard-Nonaccrual	—	779	4,055	955	116	771	142	6,818
Grand Total	$455,535	$642,395	$757,210	$128,649	$217,307	$743,954	$405,823	$3,350,873

The following table presents the gross charge-offs by class of loans and year of origination for the year ended December 31, 2024:

	Gross Charge-offs by Originated Period for the Year Ended December 31, 2024							Revolving
	2024	2023	2022	2021	2020		Prior Periods	Loans	Total

	(Dollars in thousands)
Commercial	$57	$424	$—	$—	$		$675	$149	$1,305
Real estate:
CRE - Owner Occupied	—	—	—	—		—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—		—	—	—	—
Land and construction	—	—	—	—		—	—	—	—
Home equity	—	—	—	—		—	—		—
Multifamily	—	—	—	—		—	—	—	—
Residential mortgages	—	—	—	—		—	—	—	—
Consumer and other	—	—	—	—			—	299	299
Total	$57	$424	$—	$—		$—	$675	$448	$1,604

	Gross Charge-offs by Originated Period for the Year Ended December 31, 2023						Revolving
	2023	2022	2021	2020	2019	Prior Periods	Loans	Total

	(Dollars in thousands)
Commercial	$35	$95	$—	$—	$339	$281	$—	$750
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	246	246
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	15	—	—	15
Total	$35	$95	$—	$—	$354	$281	$246	$1,011

The amortized cost basis of collateral-dependent loans at December 31, 2024 and December 31, 2023 was $701,000 and $290,000, respectively, and were secured by business assets.

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

During the year ended December 31, 2024, there were commercial loan modifications with a term extension totaling $12,000, representing 0.00% of the total class of financing receivables, and included a weighted average term extension of 12 months. During the year ended December 31, 2023, there were commercial loan modifications with a payment delay totaling $63,000, a combination term extension and interest rate reduction totaling $3,000, representing 0.01% of the total class of financing receivables, and included principal forgiveness totaling $7,000, a weighted average interest rate reduction of 0.25%, and a weighted average term extension of 14 months.

The Company has not committed to lend any additional amounts to these borrowers. There were no payment defaults for loans modified for the years ended December 31, 2024 and December 31, 2023.

5) Loan Servicing

At December 31, 2024, 2023, and 2022, the Company serviced SBA loans sold to the secondary market of approximately $48,286,000, $55,845,000, and $64,819,000, respectively.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.08%, 1.09%, and 1.10% at December 31, 2024, 2023, and 2022, respectively.

Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2024	2023	2022

	(Dollars in thousands)
Beginning of year balance	$415	$549	$655
Additions	110	126	124
Amortization	(181)	(260)	(230)
End of year balance	$344	$415	$549

There was no valuation allowance for servicing rights at December 31, 2024, 2023, and 2022, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $612,000, $710,000, and $813,000, at December 31, 2024, 2023 and 2022, respectively. The fair value of servicing rights at December 31, 2024, was estimated using a weighted average constant prepayment rate (“CPR”) assumption of 19.09%, and a weighted average discount rate assumption of 14.75%. The fair value of servicing rights at December 31, 2023, was estimated using a weighted average CPR assumption of 17.18%, and a weighted average discount rate assumption of 16.59%. The fair value of servicing rights at December 31, 2022, was estimated using a weighted average CPR assumption of 15.12%, and a weighted average discount rate assumption of 20.75%.

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

I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2024	2023	2022

	(Dollars in thousands)
Beginning of year balance	$117	$152	$221
Unrealized loss	(35)	(35)	(69)
End of year balance	$82	$117	$152

6) Premises and Equipment

Premises and equipment at year-end were as follows:

	2024	2023

	(Dollars in thousands)
Building	$3,638	$3,637
Land	2,900	2,900
Furniture and equipment	15,768	14,347
Leasehold improvements	7,142	6,767
	29,448	27,651
Accumulated depreciation and amortization	(19,308)	(17,794)
Premises and equipment, net	$10,140	$9,857

Depreciation and amortization expense was $1,341,000, $1,115,000, and $1,121,000, in 2024, 2023, and 2022, respectively.

7) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of December 31, 2024 and December 31, 2023, operating lease ROU assets, included in other assets and lease liabilities, included in other liabilities, totaled $30,566,000 and $31,674,000, respectively.

The following table presents the quantitative information for the Company’s leases:

	Year Ended
	December 31,
	2024	2023

Operating Lease Cost (Cost resulting from lease payments)	$6,853	$6,763
Operating Lease - Operating Cash Flows (Fixed Payments)	$6,943	$6,701
Operating Lease - ROU assets	$30,566	$31,674
Operating Lease - Liabilities	$30,566	$31,674
Weighted Average Lease Term - Operating Leases	5.08 years	5.88 years
Weighted Average Discount Rate - Operating Leases	5.57%	4.98%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of December 31, 2024:

(Dollars in thousands)
2025	$7,145
2026	6,603
2027	6,380
2028	5,779
2029	5,503
Thereafter	3,954
Total undiscounted cash flows	35,364
Discount on cash flows	(4,798)
Total lease liability	$30,566

8) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2024, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to its acquisition of Bay View Funding, $32,619,000 from its acquisition of Focus Business Bank, $13,819,000 from its acquisition of Tri-Valley Bank, $24,271,000 from its acquisition of United American Bank and $83,878,000 from its acquisition of Presidio Bank.

ASC 350-20 outlines the methodology used to determine if goodwill has been impaired and to measure any loss resulting from an impairment. The Company assesses goodwill for impairment annually as of November 30 or more frequently if events or changes in circumstances indicate that impairment may exist, in accordance with ASC 350-20. The Company first performs a qualitative assessment ("Step Zero") to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment indicates it is more likely than not that the fair value of equity of a reporting unit is less than book value, then a quantitative impairment test is required. The quantitative assessment identifies if a reporting unit’s fair value is less than its carrying value. If it is, then the Company will recognize goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

On a quarterly basis, management assesses whether it is necessary to perform a quantitative impairment test of goodwill. In addition, the Company hires a third party vendor to perform a qualitative assessment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. The Company completed its annual goodwill impairment assessment as of November 30, 2024 with the assistance of a third party vendor. The goodwill related to the acquisition of Bay View Funding was evaluated separately for impairment under this analysis. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting units exceeded the carrying value. No events or circumstances since the November 30, 2024 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	December 31, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(18,670)	$6,353
Customer relationship and brokered relationship intangibles	1,900	(1,900)	—
Below market leases	110	(24)	86
Total	$27,033	$(20,594)	$6,439

	December 31, 2023
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(16,646)	$8,377
Customer relationship and brokered relationship intangibles	1,900	(1,741)	159
Below market leases	110	(19)	91
Total	$27,033	$(18,406)	$8,627

As of December 31, 2024, the estimated amortization expense for future periods is as follows:

		Below/
	Core	(Above)	Total
	Deposit	Market	Amortization
Year	Intangible	Lease	Expense

	(Dollars in thousands)
2025	$1,795	18	1,813
2026	1,512	18	1,530
2027	1,438	18	1,456
2028	999	18	1,017
2029	609	14	623
	$6,353	$86	$6,439

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2024 and December 31, 2023.

9) Deposits

The following table presents the scheduled maturities of all time deposits for the periods indicated:

(Dollars in thousands)
2025	$507,263
2026	38,868
2027	18,013
2028	—
2029	22
2030	282
Total	$564,447

Time deposits of $250,000 and over were $206,755,000 and $192,228,000 at December 31, 2024 and 2023, respectively. ICS/CDARS time deposits totaled $318,704,000 and $239,189,000 at December 31, 2024 and 2023, respectively, and are included in the table above.  ICS/CDARS interest-bearing demand deposits and money market deposits have no scheduled maturity date, and therefore, are excluded from the table above. ICS/CDARS were comprised of the following at the dates indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Interest-bearing demand deposits	$433,355	$424,991
Money market deposits	345,527	189,925
Time deposits	318,704	239,189
Total ICS/CDARS	$1,097,586	$854,105

The ICS/CDARS program allows clients with deposits in excess of FDIC-insured limits to obtain full  coverage on time deposits through a network of banks within the ICS/CDARS program. Deposits gathered through these programs are not considered brokered deposits under current regulatory reporting guidelines.

The Bank’s uninsured deposits were approximately $2.2 billion, or 45% of total deposits, at December 31, 2024, compared to $2.01 billion, or 46% of total deposits, at December 31, 2023. There were no brokered deposits at both December 31, 2024 and 2023. Deposits from executive officers, directors, and their affiliates were $833,000 and $468,000 at December 31, 2024 and 2023, respectively.

10) Borrowing Arrangements

Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC can also borrow from the FRB discount window. In addition, the Company has a line of credit with a correspondent bank. The following table shows the collateral value of loans and securities pledged for the lines of credit (if collateralized), total available lines of credit, the amounts outstanding, and the remaining available at the dates indicated:

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
	$2,989,115	$2,313,909	$—	$2,313,909

	December 31, 2023
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,600,371	$1,100,931	$—	$1,100,931
FRB discount window collateralized line of credit	1,658,642	1,235,573	—	1,235,573
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	20,000	—	20,000
Total	$3,259,013	$2,446,504	$—	$2,446,504

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2024, and 2023.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $347,000, totaled $39,653,000 at December 31, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank. The debt issuance costs are amortized on a straight line basis through the maturity date of the subordinated notes.

11) Income Taxes

Income tax expense consisted of the following for the year ended December 31, as follows:

	2024	2023	2022

	(Dollars in thousands)
Currently payable tax:
Federal	$9,639	$15,888	$18,994
State	6,029	9,241	8,798
Total currently payable	15,668	25,129	27,792
Deferred tax expense (benefit):
Federal	582	616	(1,237)
State	(104)	231	1,256
Total deferred tax	478	847	19
Income tax expense	$16,146	$25,976	$27,811

The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2024	2023	2022
Statutory Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	8.3%	8.3%	8.4%
Stock option/restricted stock windfall tax benefit	(0.2)%	0.1%	(0.1)%
Increase in cash surrender value of life insurance	(0.8)%	(0.5)%	(0.4)%
Non-taxable interest income	(0.3)%	(0.2)%	(0.2)%
Low income housing credits, net of investment losses	(0.2)%	(0.2)%	(0.2)%
Other, net	0.7%	0.2%	1.0%
Effective tax rate	28.5%	28.7%	29.5%

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2024	2023

	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses on loans	$14,380	$14,087
Lease accounting	8,979	9,304
Defined postretirement benefit obligation	7,451	7,778
Accrued expenses	3,241	3,150
Stock compensation	1,647	1,501
Securities available-for-sale	1,483	2,897
Premises and equipment	1,267	1,375
State income taxes	1,266	1,874
Federal net operating loss carryforwards	1,148	1,403
California net operating loss carryforwards	986	986
Nonaccrual interest	97	135
Split-dollar life insurance benefit plan	75	71
Other	296	323
Total deferred tax assets	42,316	44,884

Deferred tax liabilities:
Lease accounting	(8,979)	(9,304)
Loan fees	(2,265)	(2,315)
Prepaid expenses	(1,531)	(1,473)
Intangible liabilities	(1,337)	(1,639)
FHLB stock	(156)	(156)
I/O strips	(19)	(30)
Other	(212)	(202)
Total deferred tax liabilities	(14,499)	(15,119)
Net deferred tax assets	$27,817	$29,765

At December 31, 2024, the Company's federal net operating loss (“NOL”) carryforwards were $5,469,000 and the Company's California net operating loss carryforwards were $11,498,000. These amounts are attributable to the prior merger transactions. The realization of these NOL carryforwards for Federal and State tax purposes are limited on the amount of net operating losses that can be utilized annually under the current tax law. The above NOL carryforwards are presented net of the losses that will expire unutilized under current tax law. Since the NOL carryforwards are already presented net of the amounts that will expire by operation of current tax law, there is no need for a valuation allowance as the Company fully expects to utilize the amounts disclosed.

Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. At December 31, 2024 and 2023 the Company’s recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease in the next twelve months.

At December 31, 2024 and December 31, 2023 the Company had net deferred tax assets of $27,817,000 and $29,765,000, respectively. At December 31, 2024 and December 31, 2023, management determined that a valuation allowance for deferred tax assets was not necessary.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2021, and by the State of California taxing authority for years before 2020.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Low income housing investments	$2,201	$2,794
Future commitments	$475	$494

The Company expects $4,000 of the future commitments to be paid in 2025, and $471,000 in 2026 through 2027.

For tax purposes, the Company recognized low income housing tax credits of $563,000 and $720,000 for the years ended December 31, 2024 and December 31, 2023, respectively, and low income housing investment expense of $594,000 and $743,000, respectively.  The Company recognizes low income housing investment expenses as a component of income tax expense.

12) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key team members. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which reserved for issuance 600,000 shares, plus the number of shares available for issuance under the 2013 Plan that had not been made subject to outstanding awards as of the effective date of the 2023 Plan. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, RSUs and PRSUs. The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Each RSU granted to non-executive team members generally vests ratably over three years. For the year ended December 31, 2024, the Company granted 314,730 RSUs. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. There were 900,292 shares available for the issuance of equity awards under the 2023 Plan as of December 31, 2024.

The executive officers that participate in the Company’s Long Term Incentive Equity Program receive 50% of their award value in RSUs and 50% of their award value in PRSUs contingent on return on average tangible common equity (“ROATCE”) performance compared to a peer group at the end of a three year performance period.  PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the year ended December 31, 2024, the Company granted 149,923 shares of PRSUs.

Restricted stock is subject to time vesting. Restricted stock granted to the Board of Directors generally vests in one year. For the year ended December 31, 2024, the Company granted 57,213 shares of restricted stock.

Stock option activity under the equity plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	2,637,356	$10.40
Exercised	(139,515)	$4.95
Forfeited or expired	(275,345)	$10.50
Outstanding at December 31, 2024	2,222,496	$10.73	5.02	$1,333,193
Vested or expected to vest	2,089,146		5.02	$1,253,201
Exercisable at December 31, 2024	1,859,168		4.45	$917,207

Information related to the equity plans for each of the last three years:

	December 31,
	2024		2023	2022
Intrinsic value of options exercised		$647,984	$805,334	$1,674,072
Cash received from option exercise		$690,679	$1,219,286	$2,049,587
Tax (expense) benefit realized from option exercises		$(14,828)	$20,527	$180,414
Weighted average fair value of options granted	$	N/A	$1.34	$2.22

As of December 31, 2024, there was $600,227 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 1.78 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	December 31,
	2024	2023	2022
Expected life in months (1)	N/A	72	72
Volatility (1)	N/A	35%	31%
Weighted average risk-free interest rate (2)	N/A	3.52%	2.89%
Expected dividends (3)	N/A	6.98%	4.68%
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

Restricted stock activity under the equity plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2024	185,413	$9.86
Granted	57,123	$8.49
Vested	(123,260)	$9.12
Forfeited or expired	(31,215)	$11.43
Nonvested shares at December 31, 2024	88,061	$9.45

As of December 31, 2024, there was $281,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2013 Plan and 2023 Plan. The cost is expected to be recognized over a weighted-average period of approximately 0.58 years.

Total compensation cost for the 2004 Plan, 2013 Plan and 2023 Plan charged against income was $2,841,000, $2,396,000, $3,178,000, for 2024, 2023, and 2022, respectively. The total income tax (benefit) expense was $280,000, $54,000, and ($94,000) for the years ended December 31, 2024, 2023, and 2022, respectively.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2024	119,362	$7.41
Granted	314,730	$8.75
Vested	(35,837)	$7.46
Forfeited or expired	(40,589)	$7.84
Nonvested shares at December 31, 2024	357,666	$8.53

As of December 31, 2024, there were $2,314,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.22 years.

PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2024	119,358	$7.41
Granted	149,923	$8.49
Forfeited or expired	(39,862)	$7.75
Nonvested shares at December 31, 2024	229,419	$8.06

As of December 31, 2024, there were $1,151,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 1.96 years.

13) Benefit Plans

401(k) Savings Plan

The Company offers a 401(k) savings plan that allows team members to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $3,000 for each team member’s contributions in 2024 and 2023. Contribution expense was $965,000, $949,000, and $942,000 in 2024, 2023 and 2022, respectively.

Employee Stock Ownership Plan

The Company sponsors a non-contributory employee stock ownership plan (“ESOP”). To participate in this plan, a team member must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. Contributions to the ESOP have been suspended since 2010 and ESOP was “frozen” as of January 1, 2019. At December 31, 2024, the ESOP owned 83,319 shares of the Company’s common stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for some of its team members. Under the deferred compensation plan, a team member may defer up to 100% of their bonus and 50% of their regular salary into a deferred account. Amounts deferred are invested in a portfolio of approved investment choices as directed by the team member. Amounts deferred by team members to the deferred compensation plan will be distributed at a future date that they have selected or upon termination of employment. There were seven and eight team members who elected to participate in the deferred compensation plan during 2024 and 2023, respectively.

Nonqualified Defined Benefit Pension Plan

The Company has a supplemental retirement plan (“SERP”) covering some current and some former key executives and directors. While the SERP remains active for those participants, the Company has not approved any new participation in the SERP since 2011. The SERP is a nonqualified defined benefit plan. Benefits are unsecured as there are no SERP assets. The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 49 at December 31, 2024. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The measurement date of the SERP is December 31.

The following table sets forth the SERP’s status at December 31:

	2024	2023

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$26,452	$25,800
Service cost	205	192
Actuarial loss (gain)	(917)	793
Interest cost	1,272	1,296
Benefits paid	(1,701)	(1,629)
Projected benefit obligation at end of year	$25,311	$26,452
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$2,173	$2,892

Weighted-average assumptions used to determine the benefit obligation at year-end:

	2024	2023
Discount rate	5.50%	4.95%
Rate of compensation increase	N/A	N/A

Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Estimated
Benefit
Year	Payments
(Dollars in thousands)
2025	$1,880
2026	2,211
2027	2,336
2028	2,396
2029	2,422
2030 to 2034	12,549

The following table presents the amount of periodic cost recognized for the periods indicated:

	Year Ended
	December 31,
	2024	2023

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$205	$192
Interest cost	1,272	1,296
Amortization of net actuarial loss	104	52
Net periodic benefit cost	$1,581	$1,540

Amount recognized in other comprehensive income (loss)	$719	$(521)

The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income. The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $48,000 as of December 31, 2024.

Net periodic benefit cost for the years ended December 31, 2024 and 2023 were determined using the following assumption:

	2024	2023
Discount rate	4.95%	5.17%
Rate of compensation increase	N/A	N/A

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

The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,951	$7,060
Interest cost	344	365
Actuarial loss	(679)	(474)
Projected benefit obligation at end of period	$6,616	$6,951

Amounts recognized in accumulated other comprehensive loss at periods indicated consist of:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Net actuarial loss	$1,728	$2,108
Prior transition obligation	611	701
Accumulated other comprehensive loss	$2,339	$2,809

Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2024	2023
Discount rate	5.50%	4.95%

Components of net periodic benefit cost during the periods indicated are:

	Year Ended
	December 31,
	2024	2023

	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(209)	$(191)
Interest cost	344	365
Net periodic benefit cost	$135	$174

Amount recognized in other comprehensive income	$470	$283

The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are ($258,000) and ($209,000) as of December 31, 2024 and 2023, respectively.

Weighted-average assumption used to determine the net periodic benefit cost:

	2024	2023
Discount rate	4.95%	5.17%

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at December 31, 2024
Available-for-sale securities:
U.S. Treasury	$186,183	$186,183	$—	$—
Agency mortgage-backed securities	70,091	—	70,091	—
I/O strip receivables	82	—	82	—

Assets at December 31, 2023
Available-for-sale securities:
U.S. Treasury	$382,369	$382,369	$—	$—
Agency mortgage-backed securities	60,267	—	60,267	—
I/O strip receivables	117	—	117	—

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

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At December 31, 2024 and December 31, 2023, there were no foreclosed assets on the balance sheet.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$968,123		$968,123	$—	$—	$968,123
Securities available-for-sale	256,274		186,183	70,091	—	256,274
Securities held-to-maturity	590,016		—	497,012	—	497,012
Loans (including loans held-for-sale)	3,494,312	(1)	—	2,375	3,304,196	3,306,571
FHLB stock, FRB stock, and other
investments	32,556		—	—	—	N/A
Accrued interest receivable	14,940		506	2,141	12,293	14,940
I/O strips receivables	82		—	82	—	82
Liabilities:
Time deposits	$564,447		$—	$566,695	$—	$566,695
Other deposits	4,255,584		—	4,255,584	—	4,255,584
Subordinated debt	39,653		—	34,853	—	34,853
Accrued interest payable	6,350		—	6,350	—	6,350

(1) Before allowance for credit losses on loans of $48,953,000.

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

At December 31, 2024, the Company was a defendant in a lawsuit pending in Alameda County Superior Court that alleges that the Company and the Bank violated certain wage-and-hour and related laws and regulations during the period between November 2020 and October 2021. The claim seeks recovery on behalf of a representative plaintiff and other employees and seeks unspecified damages, penalties and attorney fees under the California Labor Code, the California Business and Professions Code, and the California Private Attorneys General Act (“PAGA”). The Company contends that the claims are without merit and intends to defend them vigorously.

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

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,033,982,000 at December 31, 2024, compared to $1,149,056,000 at December 31, 2023. Unused commitments represented 30% outstanding gross loans at December 31, 2024 and 34% at December 31, 2023.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31, 2024			December 31, 2023
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$78,818	$939,992	$1,018,810	$96,166	$1,041,608	$1,137,774
Standby letters of credit	5,136	10,036	15,172	4,283	6,999	11,282
	$83,954	$950,028	$1,033,982	$100,449	$1,048,607	$1,149,056

For the year ended December 31, 2024, there was a decrease of ($107,000) to the allowance for credit losses on loans for the Company’s off-balance sheet credit exposures, compared to the year ended December 31, 2023. The decrease in the allowance for credit losses for off-balance sheet credit exposures for the year ended December 31, 2024 was driven by lower loss factors for off-balance sheet exposures. The allowance for losses for the Company’s off-balance sheet credit exposures was $660,000 and $767,000 at December 31, 2024 and December 31, 2023 respectively.

16) Shareholders’ Equity and Earnings Per Share

Share Repurchase Program – On July 25, 2024, the Company announced that its Board of Directors adopted a share repurchase program (the “Repurchase Program”) under which the Company is authorized to repurchase up to $15,000,000 of the Company’s shares of its issued and outstanding common stock. Unless otherwise suspended or terminated, the Repurchase Program expires on July 31, 2025. The Company did not repurchase any of its common stock during the year ended December 31, 2024.

Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,571,756 weighted average stock options for the year ended December 31, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 5,823 weighted average RSUs outstanding for the year ended December 31, 2024 considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were 1,655,654 weighted average stock options for the year ended December 31, 2023, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 79,793 weighted average RSUs outstanding for the year ended December 31, 2023, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,230,319 weighted average stock options for the year ended December 31, 2022, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands, except per share amounts)
Net income	$40,528	$64,443	$66,555

Weighted average common shares outstanding
for basic earnings per common share	61,270,730	61,038,857	60,602,962
Dilutive potential common shares	256,642	272,461	487,328
Shares used in computing diluted earnings per common share	61,527,372	61,311,318	61,090,290

Basic earnings per share	$0.66	$1.06	$1.10
Diluted earnings per share	$0.66	$1.05	$1.09

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

The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2024. There are no conditions or events since December 31, 2024, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2024 and December 31, 2023, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2024, and December 31, 2023.

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2024
Total Capital	$610,643	15.6%	$411,383	10.5%
(to risk-weighted assets)
Tier 1 Capital	$524,204	13.4%	$333,024	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$524,204	13.4%	$274,255	7.0%
(to risk-weighted assets)
Tier 1 Capital	$524,204	9.6%	$217,451	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2024, and December 31, 2023.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2024
Total Capital	$590,658	15.1%	$391,459	10.0%	$411,038	10.5%
(to risk-weighted assets)
Tier 1 Capital	$543,872	13.9%	$313,167	8.0%	$332,745	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$543,872	13.9%	$254,448	6.5%	$274,025	7.0%
(to risk-weighted assets)
Tier 1 Capital	$543,872	10.0%	$271,640	5.0%	$217,312	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under Basel III PCA Regulatory		Purposes
	Actual		Requirements		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2023
Total Capital	$572,907	14.9%	$383,542	10.0%	$402,719	10.5%
(to risk-weighted assets)
Tier 1 Capital	$529,836	13.8%	$306,834	8.0%	$326,011	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$529,836	13.8%	$249,302	6.5%	$268,479	7.0%
(to risk-weighted assets)
Tier 1 Capital	$529,836	10.4%	$254,869	5.0%	$203,895	4.0%
(to average assets)

(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets.

The Subordinated Debt, net of unamortized issuance costs, totaled $39,653,000 at December 31, 2024, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2024, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $63,477,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $32,000,000 for both years ended December 31, 2024 and 2023.

18) Revenue Recognition

The majority of our revenue-generating transactions are not subject to ASC 606 "Revenue from Contracts with Customers", including revenue generated from financial instruments, including revenue from loans and securities, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, gain on sale of securities, bank-owned life insurance, gain on sales of SBA loans, and certain credit card fees, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Substantially all of the Company’s revenue is generated from contracts with clients. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$3,561	$4,341	$4,640
Total noninterest income in-scope of Topic 606	3,561	4,341	4,640
Noninterest Income Out-of-scope of Topic 606	5,187	4,657	5,471
Total noninterest income	$8,748	$8,998	$10,111

19) Noninterest Expense

The following table indicates the various components of the Company’s noninterest expense in each category for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022

	(Dollars in thousands)
Salaries and employee benefits	$63,952	$56,862	$55,331
Occupancy and equipment	10,226	9,490	9,639
Insurance expense	6,724	6,264	4,958
Professional fees	5,416	4,350	5,015
Client services	3,920	2,512	1,851
Data processing	3,183	3,429	2,482
Software subscriptions	3,046	2,599	1,958
Other	17,116	15,548	13,625
Total noninterest expense	$113,583	$101,054	$94,859

20) Business Segment Information

The Company's reportable segments are determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily distinguished between Banking and Factoring. They are also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products and services, and clients are similar. The chief operating decision maker analyzes the financial performance of the Company's segments, allocates resources and assesses compensation of certain employees by evaluating revenue streams, significant expenses and budget to actual results. The performance of the Banking segment is assessed by monitoring the margin between interest income and interest expense related to loans, investments, deposits and other borrowings. Pretax profit and loss is used to assess the performance of the Factoring segment. Interest expense, provisions for credit losses and Salaries and employee benefits provide significant expenses in the Banking segment, while Salaries and employee benefits provide the significant expenses in the Factoring segment.

The Banking segment provides a diversified mix of business loans encompassing the following loan products: commercial and industrial loans; commercial real estate loans; construction loans; and SBA loans. From time to time the Banking segment has purchased single family residential mortgage loans. The Banking segment also offers home equity lines of credit, to accommodate the needs of business owners and individual clients, as well as consumer loans (both secured and unsecured). The Banking segment focuses deposit generation on relationship accounts, encompassing non-interest bearing demand, interest bearing demand, and money market accounts. In order to facilitate the generation of non-interest bearing demand deposits, the Banking segment requires, depending on the circumstances and the type of relationship, its borrowers to maintain deposit balances with it as a typical condition of granting loans. The Banking segment also offers certificates of deposit and savings accounts.

The Factoring segment consists of the factored receivables portfolio originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables was 34 days for the year ended December 31, 2024.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in “Note 1 – Summary of Significant Accounting Policies.”

Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Factoring segment based on the Banking segment’s prime rate and funding costs. The provision for credit losses on loans is allocated based on the segment’s allowance for credit losses on loans determination which considers the effects of charge-offs. Noninterest income and expense directly attributable to a segment are assigned to it. Taxes are paid on a consolidated basis and allocated for segment purposes.

The following tables present the Company’s operating segments for the periods indicated:

	Year Ended December 31, 2024
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$231,719	$10,980	$242,699
Intersegment interest allocations	1,827	(1,827)	—
Total interest expense	79,051	—	79,051
Net interest income	154,495	9,153	163,648
Provision for (recapture of) credit losses on loans	1,679	460	2,139
Net interest income after provision	152,816	8,693	161,509
Noninterest income	8,026	722	8,748
Salaries and employee benefits	58,922	5,030	63,952
Other segment items (2)	48,055	1,576	49,631
Intersegment expense allocations	520	(520)	—
Income before income taxes	54,385	2,289	56,674
Income tax expense	15,469	677	16,146
Net income	$38,916	$1,612	$40,528

Total assets	$5,558,556	$86,450	$5,645,006
Loans, net of deferred fees	$3,423,040	$68,897	$3,491,937
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.
(2)

Other segment items for the Banking segment includes expenses for occupancy and equipment, professional fees, insurance, information technology, client services, marketing and other miscellaneous expenses.  Other segment items for the Factoring segment includes expenses for occupancy and equipment, professional fees, information technology, marketing, credit reports, broker fees, and other miscellaneous expenses.

	Year Ended December 31, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$220,871	$13,427	$234,298
Intersegment interest allocations	2,038	(2,038)	—
Total interest expense	51,074	—	51,074
Net interest income	171,835	11,389	183,224
Provision (recapture) for credit losses on loans	1,005	(256)	749
Net interest income after provision	170,830	11,645	182,475
Noninterest income	8,582	416	8,998
Salaries and employee benefits	52,236	4,626	56,862
Other segment items (2)	42,215	1,977	44,192
Intersegment expense allocations	547	(547)	—
Income before income taxes	85,508	4,911	90,419
Income tax expense	24,524	1,452	25,976
Net income	$60,984	$3,459	$64,443

Total assets	$5,111,367	$82,728	$5,194,095
Loans, net of deferred fees	$3,292,920	$57,458	$3,350,378
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.
(2)	Other segment items for the Banking segment includes expenses for occupancy and equipment, professional fees, insurance, information technology, client services, marketing and other miscellaneous expenses. Other segment items for the Factoring segment includes expenses for occupancy and equipment, professional fees, information technology, marketing, credit reports, broker fees, and other miscellaneous expenses.

	Year Ended December 31, 2022
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$176,010	$12,818	$188,828
Intersegment interest allocations	1,441	(1,441)	—
Total interest expense	8,948	—	8,948
Net interest income	168,503	11,377	179,880
Provision for credit losses on loans	526	240	766
Net interest income after provision	167,977	11,137	179,114
Noninterest income	9,722	389	10,111
Salaries and employee benefits	50,919	4,412	55,331
Other segment items (2)	37,612	1,916	39,528
Intersegment expense allocations	524	(524)	—
Income before income taxes	89,692	4,674	94,366
Income tax expense	26,429	1,382	27,811
Net income	$63,263	$3,292	$66,555

Total assets	$5,062,943	$94,637	$5,157,580
Loans, net of deferred fees	$3,219,287	$79,263	$3,298,550
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.
(2)	Other segment items for the Banking segment includes expenses for occupancy and equipment, professional fees, insurance, information technology, client services, marketing and other miscellaneous expenses. Other segment items for the Factoring segment includes expenses for occupancy and equipment, professional fees, information technology, marketing, credit reports, broker fees, and other miscellaneous expenses.

21) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2024	2023

	(Dollars in thousands)
Assets
Cash and cash equivalents	$16,903	$18,479
Investment in subsidiary bank	709,379	690,918
Other assets	3,360	3,266
Total assets	$729,642	$712,663
Liabilities and Shareholders' Equity
Subordinated debt, net of issuance costs	$39,653	$39,502
Other liabilities	262	260
Shareholders' equity	689,727	672,901
Total liabilities and shareholders' equity	$729,642	$712,663

Condensed Statements of Income

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Dividend from subsidiary bank	$32,000	$32,000	$32,000
Interest expense	(2,152)	(2,152)	(2,179)
Other expenses	(4,608)	(3,771)	(3,675)
Income before income taxes and equity in net income of subsidiary bank	25,240	26,077	26,146
Equity in undistributed net income of subsidiary bank	13,320	36,648	38,702
Income tax benefit	1,968	1,718	1,707
Net income	$40,528	$64,443	$66,555

Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$40,528	$64,443	$66,555
Adjustments to reconcile net income to net cash provided by operations:
Amortization of restricted stock awards, net	916	1,404	2,583
Equity in undistributed net income of subsidiary bank	(13,320)	(36,648)	(38,702)
Net change in other assets and liabilities	1,468	(1,174)	1,222
Net cash provided by operating activities	29,592	28,025	31,658
Cash flows from financing activities:
Repayment of subordinated debt	—	—	(40,000)
Net change in purchased funds and other short-term borrowings	—	—	39,274
Payment of cash dividends	(31,858)	(31,740)	(31,495)
Proceeds from exercise of stock options	690	1,220	2,050
Net cash used in financing activities	(31,168)	(30,520)	(30,171)
Net increase (decrease) in cash and cash equivalents	(1,576)	(2,495)	1,487
Cash and cash equivalents, beginning of year	18,479	20,974	19,487
Cash and cash equivalents, end of year	$16,903	$18,479	$20,974

22) Subsequent Events

On January 23, 2025, the Company announced that the Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend was payable on February 20, 2025 to shareholders of record on February 6, 2025.