Form 10-Q
period 2025-03-31
HERITAGE COMMERCE CORP
filed 2025-05-07
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

The Registrant had 61,595,516 shares of Common Stock outstanding on April 30, 2025.

HERITAGE COMMERCE CORP

QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) of Heritage Commerce Corp (“we,” “us,” “our” or the “Company”) contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as “assume,” “expect,” “intend,” “plan,” “project,” “believe,” “estimate,” “predict,” “anticipate,” “may,” “might,” “should,” “could,” “goal,” “potential” and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. Forward-looking statements may include, among other things, statements relating to our projected growth, anticipated future financial performance, management’s long-term performance goals and operational strategies, the performance of our loan and investment portfolios, as well as statements relating to the anticipated effects of those conditions, events and developments on the Company’s financial condition and results of operations.

These forward-looking statements are subject to various risks and uncertainties that may be outside our control, and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission, “Part II, Item 1A—Risk Factors” of this Report, and the following listed below:

●	cybersecurity risks that may affect us directly or may impact us indirectly by virtue of their effects on our clients, markets or vendors, including our ability to identify and address cybersecurity risks, including those posed by the increasing use of artificial intelligence (such as, but not limited to, ransomware, data security breaches, “denial of service” attacks, “hacking” and identity theft) affecting us, our clients, and our third-party vendors and service providers;
●	events that affect our ability to attract, recruit, and retain qualified officers and other personnel to implement our strategic plan, and that enable current and future personnel to protect and develop our relationships with clients, and to promote our business, results of operations and growth prospects;
●	media items and consumer confidence as those factors affect our clients’ confidence in the banking system generally and in our bank specifically;
●	adequacy of our risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	the effects of recent wildfires affecting Southern California, which have affected certain clients and certain loans secured by mortgages in Los Angeles County, and which are affecting or may, in the future, affect other clients in those and other markets throughout California;
●	market, geographic and sociopolitical factors that arise by virtue of the fact that we operate primarily in the general San Francisco Bay Area of Northern California;
●	risks of geographic concentration of our client base, our loans, and the collateral securing our loans, as those clients and assets may be particularly subject to natural disasters and to events and conditions that directly or indirectly affect those regions, including the particular risks of natural disasters (including earthquakes, fires, and flooding) and other events that disproportionately affect that region;
●	political events that have accompanied or that may in the future accompany or result from recent political changes, particularly including sociopolitical events and conditions that result from political conflicts and law enforcement activities that may adversely affect our markets or our clients;

●	our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolios and our factoring business;
●	inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to clients, whether held in the portfolio or in the secondary market;
●	factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;
●	factors that affect our liquidity and our ability to meet client demands for withdrawals from deposit accounts and undrawn lines of credit, including our cash on hand and the availability of funds from our own lines of credit;
●	increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise, particularly including but not limited to the effects of recent and ongoing developments in California labor and employment laws, regulations and court decisions;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent; and
●	our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Assets
Cash and due from banks	$44,281	$29,864
Other investments and interest-bearing deposits in other financial institutions	700,769	938,259
Total cash and cash equivalents	745,050	968,123
Securities available-for-sale, at fair value	370,976	256,274
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $12
(fair value of $496,263 and $497,012, respectively)	576,718	590,016
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,884	2,375
Loans held-for-investment, net of deferred fees	3,486,898	3,491,937
Allowance for credit losses on loans	(48,262)	(48,953)
Loans, net	3,438,636	3,442,984
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,560	32,556
Company-owned life insurance	81,749	81,211
Premises and equipment, net	9,772	10,140
Goodwill	167,631	167,631
Other intangible assets	5,986	6,439
Accrued interest receivable and other assets	83,293	87,257
Total assets	$5,514,255	$5,645,006

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,128,593	$1,214,192
Demand, interest-bearing	949,068	936,587
Savings and money market	1,353,293	1,325,923
Time deposits - under $250	37,592	38,988
Time deposits - $250 and over	213,357	206,755
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	1,001,365	1,097,586
Total deposits	4,683,268	4,820,031
Subordinated debt, net of issuance costs	39,691	39,653
Accrued interest payable and other liabilities	95,106	95,595
Total liabilities	4,818,065	4,955,279

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at March 31, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,611,121, and 61,348,095 shares issued and outstanding, respectively	511,596	510,070
Retained earnings	191,401	187,762
Accumulated other comprehensive loss	(6,807)	(8,105)
Total shareholders' equity	696,190	689,727
Total liabilities and shareholders' equity	$5,514,255	$5,645,006

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$46,702	$44,600
Securities, taxable	5,559	6,183
Securities, exempt from Federal tax	217	226
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	9,354	5,951
Total interest income	61,832	56,960

Interest expense:
Deposits	17,935	16,920
Subordinated debt	537	538
Total interest expense	18,472	17,458

Net interest income before provision for credit losses on loans	43,360	39,502
Provision for credit losses on loans	274	184
Net interest income after provision for credit losses on loans	43,086	39,318

Noninterest income:
Service charges and fees on deposit accounts	892	877
FHLB and FRB stock dividends	590	591
Increase in cash surrender value of life insurance	538	518
Gain on sales of SBA loans	98	178
Termination fees	87	13
Servicing income	82	90
Other	409	371
Total noninterest income	2,696	2,638

Noninterest expense:
Salaries and employee benefits	16,575	15,509
Occupancy and equipment	2,534	2,443
Professional fees	1,580	1,327
Other	8,767	8,257
Total noninterest expense	29,456	27,536
Income before income taxes	16,326	14,420
Income tax expense	4,700	4,254
Net income	$11,626	$10,166

Earnings per common share:
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Net income	$11,626	$10,166
Other comprehensive income:
Change in net unrealized holding gains on
available-for-sale securities and I/O strips	1,907	248
Deferred income taxes	(553)	(72)
Change in unrealized gains on securities and I/O strips,
net of deferred income taxes	1,354	176
Change in net pension and other benefit plan liability adjustment	(40)	(26)
Deferred income taxes	(16)	(8)
Change in pension and other benefit plan liability, net of
deferred income taxes	(56)	(34)
Other comprehensive income	1,298	142
Total comprehensive income	$12,924	$10,308

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

	(Dollars in thousands, except per share amounts)
Balance, January 1, 2024	61,146,835	$506,539	$179,092	$(12,730)	$672,901
Net income	—	—	10,166	—	10,166
Other comprehensive income, net of taxes	—	—	—	142	142
Issuance of restricted stock awards, net of forfeitures	33,908	—	—	—	—
Forfeiture of restricted stock awards, net	—	—	—	—	—
Net amortization of restricted stock awards	—	311	—	—	311
Cash dividend declared $0.13 per share	—	—	(7,952)	—	(7,952)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	198	—	—	198
Stock option expense, net of forfeitures and taxes	—	145	—	—	145
Stock options exercised	72,882	385	—	—	385
Balance March 31, 2024	61,253,625	$507,578	$181,306	$(12,588)	$676,296

Balance, January 1, 2025	61,348,095	$510,070	$187,762	$(8,105)	$689,727
Net income	—	—	11,626	—	11,626
Other comprehensive income, net of taxes	—	—	—	1,298	1,298
Issuance of restricted stock awards, net of forfeitures	39,104	—	—	—	—
Forfeiture of restricted stock awards, net	—	—	—	—	—
Net amortization of restricted stock awards	—	145	—	—	145
Cash dividend declared $0.13 per share	—	—	(7,987)	—	(7,987)
RSUs and PRSUs expense, net of taxes	—	278	—	—	278
RSUs vested	71,700	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	117	—	—	117
Stock options exercised	152,222	986	—	—	986
Balance March 31, 2025	61,611,121	$511,596	$191,401	$(6,807)	$696,190

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,626	$10,166
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	(507)	(936)
Gain on sale of SBA loans	(98)	(178)
Proceeds from sale of SBA loans originated for sale	1,155	1,978
SBA loans originated for sale	(1,304)	(1,541)
Provision for credit losses on loans	274	184
Increase in cash surrender value of life insurance	(538)	(518)
Depreciation and amortization	347	300
Amortization of other intangible assets	453	553
Stock option expense, net	117	145
RSUs and PRSUs expense, net	278	198
Amortization of restricted stock awards, net	145	311
Amortization of subordinated debt issuance costs	38	37
Effect of changes in:
Accrued interest receivable and other assets	3,388	4,861
Accrued interest payable and other liabilities	(542)	(8,222)
Net cash provided by operating activities	14,832	7,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(151,801)	—
Maturities/paydowns/calls of securities available-for-sale	39,687	39,596
Maturities/paydowns/calls of securities held-to-maturity	13,144	14,072
Net change in loans	4,812	14,022
Changes in FHLB stock and other investments	(4)	(4)
Purchase of premises and equipment	21	(429)
Net cash (used in) provided by investing activities	(94,141)	67,257

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(136,763)	66,202
Exercise of stock options	986	385
Payment of cash dividends	(7,987)	(7,952)
Net cash (used in) provided by financing activities	(143,764)	58,635
Net increase in cash and cash equivalents	(223,073)	133,230
Cash and cash equivalents, beginning of period	968,123	408,129
Cash and cash equivalents, end of period	$745,050	$541,359

Supplemental disclosures of cash flow information:
Interest paid	$18,875	$16,350

Supplemental schedule of non-cash activity:
Transfer of loans held-for-sale to loan portfolio	$738	$—

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company” or “HCC”) and its wholly owned subsidiary, Heritage Bank of Commerce (the “Bank” or “HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

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

The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2025.

Reclassifications

              Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Issued But Not Yet Effective Accounting Standards

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06 - Disclosure Improvements - Codification Amendments in Response to the Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification Initiative. ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (“ASC”). ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements. In the final rule, the SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into the generally accepted accounting principles. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations if the FASB incorporated them into the relevant ASC subtopics. The disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K. ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC.

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

2) Shareholders’ Equity and Earnings Per Share

Share Repurchase Program – On July 25, 2024, the Company announced that its Board of Directors adopted a share repurchase program (the “Repurchase Program”) under which the Company is authorized to repurchase up to $15,000,000 of the Company’s shares of its issued and outstanding common stock. Unless otherwise suspended or terminated, the Repurchase Program expires on July 31, 2025. The Company did not repurchase any of its common stock during 2024 or the first quarter of 2025.

Earnings Per Share – Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. Unvested restricted stock units are not considered participating securities and as a result are not considered outstanding under the two class method of computing basic earnings per common share. There were 1,405,462 weighted average stock options outstanding for the three months ended March 31, 2025, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,904,786 weighted average stock options outstanding for the three months ended March 31, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 53,494 weighted average RSUs outstanding for the three months ended March 31, 2025, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were no weighted average RSUs outstanding for the three months ended March 31, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per shares. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands, except per share amounts)
Net income	$11,626	$10,166

Weighted average common shares outstanding
for basic earnings per common share	61,479,579	61,186,623
Dilutive potential common shares	228,782	283,929
Shares used in computing diluted earnings per common share	61,708,361	61,470,552

Basic earnings per share	$0.19	$0.17
Diluted earnings per share	$0.19	$0.17

3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended March 31, 2025 and 2024
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2025, net of taxes	$(3,593)	$(4,512)	$(8,105)
Other comprehensive income (loss) before reclassification,
net of taxes	1,354	(19)	1,335
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(37)	(37)
Net current period other comprehensive income (loss),
net of taxes	1,354	(56)	1,298

Ending balance March 31, 2025, net of taxes	$(2,239)	$(4,568)	$(6,807)

Beginning balance January 1, 2024, net of taxes	$(7,029)	$(5,701)	$(12,730)
Other comprehensive income (loss) before reclassification,
net of taxes	176	(16)	160
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(18)	(18)
Net current period other comprehensive income (loss),
net of taxes	176	(34)	142

Ending balance March 31, 2024, net of taxes	$(6,853)	$(5,735)	$(12,588)
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”) and includes split-dollar life insurance benefit plan.

	Amounts Reclassified from
	AOCI
	Three Months Ended
	March 31,		Affected Line Item Where
Details About AOCI Components	2025	2024	Net Income is Presented

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$65	$52
Prior service cost and actuarial losses (3)	(12)	(26)
	53	26	Other noninterest expense
	(16)	(8)	Income tax benefit
Total reclassification from AOCI for the period	$37	$18	Net of tax
(1)	This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”).
(2)	This is related to the split dollar life insurance benefit plan.
(3)	This is related to the supplemental executive retirement plan.

4) Securities

The amortized cost and estimated fair value of securities were as follows at the dates indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
March 31, 2025	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$197,534	$458	$(367)	$—	$197,625
Agency mortgage-backed securities	132,166	405	(3,139)	—	129,432
Collateralized mortgage obligations	44,409	—	(490)	—	43,919
Total	$374,109	$863	$(3,996)	$—	$370,976

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
March 31, 2025	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$546,249	$106	$(79,174)	$467,181	$—
Municipals - exempt from Federal tax	30,481	1	(1,400)	29,082	(12)
Total	$576,730	$107	$(80,574)	$496,263	$(12)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2024	Cost	Gains	(Losses)	Losses	Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$187,095	$—	$(912)	$—	$186,183
Agency mortgage-backed securities	74,239	—	(4,148)	—	70,091
Total	$261,334	$—	$(5,060)	$—	$256,274

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2024	Cost	Gains	(Losses)	Value	Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$559,548	$—	$(91,585)	$467,963	$—
Municipals - exempt from Federal tax	30,480	—	(1,431)	29,049	(12)
Total	$590,028	$—	$(93,016)	$497,012	$(12)

Securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position are as follows at the dates indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$—	$—	$142,601	$(367)	$142,601	$(367)
Agency mortgage-backed securities	—	—	48,126	(3,139)	48,126	(3,139)
Collateralized mortgage obligations	43,919	(490)	—	—	43,919	(490)
Total	$43,919	$(490)	$190,727	$(3,506)	$234,646	$(3,996)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$455,947	$(79,174)	$455,947	$(79,174)
Municipals — exempt from Federal tax	3,506	(35)	23,375	(1,365)	26,881	(1,400)
Total	$3,506	$(35)	$479,322	$(80,539)	$482,828	$(80,574)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$9,778	$(4)	$176,405	$(908)	$186,183	$(912)
Agency mortgage-backed securities	20,383	(100)	49,708	(4,048)	70,091	(4,148)
Total	$30,161	$(104)	$226,113	$(4,956)	$256,274	$(5,060)

Securities held-to-maturity:
Agency mortgage-backed securities	$10,280	$(53)	$456,906	$(91,532)	$467,186	$(91,585)
Municipals — exempt from Federal tax	4,076	(65)	23,733	(1,366)	27,809	(1,431)
Total	$14,356	$(118)	$480,639	$(92,898)	$494,995	$(93,016)

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

At the dates and during the periods covered by these financial statements, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At March 31, 2025, the Company held 399 securities (135 available-for-sale and 264 held-to-maturity), of which 376 had fair value below amortized cost. The unrealized/unrecognized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.

The amortized cost and estimated fair values of securities as of March 31, 2025, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value

	(Dollars in thousands)
Due three months or less	$90,823	$90,618
Due after three months through one year	52,145	51,983
Due after one through five years	54,566	55,024
Agency mortgage-backed securities and
collateralized mortgage obligations	176,575	173,351
Total	$374,109	$370,976

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value

	(Dollars in thousands)
Due after three months through one year	$2,365	$2,362
Due after one through five years	9,842	9,534
Due after five through ten years	18,274	17,186
Agency mortgage-backed securities	546,249	467,181
Total	$576,730	$496,263

(1)	Gross of the allowance for credit losses of $12,000 at March 31, 2025.

Securities with amortized cost of $709,202,000 and $753,369,000 as of March 31, 2025 and December 31, 2024, respectively, were pledged to secure the Bank’s lines of credit and for other purposes as required or permitted by law or contract. The decrease in pledged securities at March 31, 2025 was due to securities maturities.

The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Balance Sheet. The table below presents a roll-forward by major security type for the three months ended March 31, 2025 of the allowance for credit losses on debt securities held-to-maturity at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2025	$12
Provision for credit losses	—
Ending balance March 31, 2025	$12

The bond ratings for the Company’s municipal investment securities at March 31, 2025 were consistent with the ratings at December 31, 2024.

5) Loans and Allowance for Credit Losses on Loans

The allowance for credit losses on loans was calculated by pooling loans of similar credit risk characteristics and credit monitoring procedures. The loan portfolio is classified into eight segments of loans - commercial, commercial real estate – owner occupied, commercial real estate – non-owner occupied, land and construction, home equity, multifamily, residential mortgage and consumer and other. Descriptions of the Company’s loan portfolio segments are included in Note 1 “Summary of Significant Accounting Policies” of the 2024 Form 10-K.

Loan Distribution

Loans by portfolio segment and the allowance for credit losses on loans were as follows at the dates indicated:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$489,241	$531,350
Real estate:
CRE - owner occupied	616,825	601,636
CRE - non-owner occupied	1,363,275	1,341,266
Land and construction	136,106	127,848
Home equity	119,138	127,963
Multifamily	284,510	275,490
Residential mortgages	465,330	471,730
Consumer and other	12,741	14,837
Loans	3,487,166	3,492,120
Deferred loan fees, net	(268)	(183)
Loans, net of deferred fees	3,486,898	3,491,937
Allowance for credit losses on loans	(48,262)	(48,953)
Loans, net	$3,438,636	$3,442,984

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Charge-offs	(1,038)	—	—	—	—	—	—		(1,038)
Recoveries	42	4	—	—	27	—	—	—	73
Net (charge-offs) recoveries	(996)	4	—	—	27	—	—	—	(965)
Provision for (recapture of)
credit losses on loans	(19)	955	(733)	274	7	(416)	245	(39)	274
End of period balance	$5,045	$6,184	$26,046	$1,674	$832	$4,319	$3,863	$299	$48,262

	Three Months Ended March 31, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(358)	—	—	—	—	—	—	—	(358)
Recoveries	82	4	—	—	18	—	—	—	104
Net (charge-offs) recoveries	(276)	4	—	—	18	—	—	—	(254)
Provision for (recapture of)
credit losses on loans	(548)	16	1,086	(470)	91	(744)	774	(21)	184
End of period balance	$5,029	$5,141	$26,409	$1,882	$753	$4,309	$4,199	$166	$47,888

The following tables present the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at the dates indicated:

	March 31, 2025
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$173	$151	$268	$592
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,793	—	—	4,793
Home equity	730	—	—	730
Consumer and other	—	197	—	197
Total	$5,696	$348	$268	$6,312

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667

The following tables present the aging of past due loans by class at the dates indicated:

	March 31, 2025
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$5,208	$1,334	$442	$6,984	$482,257	$489,241
Real estate:
CRE - Owner Occupied	—	—	—	—	616,825	616,825
CRE - Non-Owner Occupied	—	—	—	—	1,363,275	1,363,275
Land and construction	—	—	4,793	4,793	131,313	136,106
Home equity	—	—	730	730	118,408	119,138
Multifamily	—	—	—	—	284,510	284,510
Residential mortgages	845	—	—	845	464,485	465,330
Consumer and other	—	—	197	197	12,544	12,741
Total	$6,053	$1,334	$6,162	$13,549	$3,473,617	$3,487,166

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120

The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Past due nonaccrual loans	$5,942	$7,068
Current nonaccrual loans	102	110
Total nonaccrual loans	$6,044	$7,178

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

Credit Quality Indicators

Credit quality indicators, specifically the Company's internal risk rating systems, reflect how the Company monitors credit losses and represents factors used by the Company when measuring the allowance for credit losses. Descriptions of the Company’s credit quality indicators by financial asset are included in Note 4 “Loans and Allowance for Credit Losses on Loans” of the 2024 Form 10-K.

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at March 31, 2025 and December 31, 2024. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at March 31, 2025 and December 31, 2024. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed. The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums. The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of March 31, 2025						Amortized
	3/31/2025	2024	2023	2022	2021	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$74,926	$38,747	$25,157	$14,965	$15,258	$36,710	$276,203	$481,966
Special Mention	176	966	—	295	244	213	535	2,429
Substandard	—	—	35	47	233	4,207	—	4,522
Substandard-Nonaccrual	—	—	—	—	—	324	—	324
Total	75,102	39,713	25,192	15,307	15,735	41,454	276,738	489,241

CRE - Owner Occupied:
Pass	25,678	53,708	31,997	79,484	95,099	306,160	6,516	598,642
Special Mention	—	—	—	—	7,078	1,700	—	8,778
Substandard	—	—	—	—	6,271	3,134	—	9,405
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	25,678	53,708	31,997	79,484	108,448	310,994	6,516	616,825

CRE - Non-Owner Occupied:
Pass	48,411	138,240	216,474	223,443	250,300	456,954	4,951	1,338,773
Special Mention	—	—	—	4,778	2,166	960	—	7,904
Substandard	—	—	—	—	4,439	11,559	600	16,598
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	48,411	138,240	216,474	228,221	256,905	469,473	5,551	1,363,275

Land and construction:
Pass	9,234	41,430	38,061	32,985	9,392	211	—	131,313
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	3,815	978	—	4,793
Total	9,234	41,430	38,061	32,985	13,207	1,189	—	136,106

Home equity:
Pass	—	—	—	—	—	2,340	112,768	115,108
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	749	2,551	3,300
Substandard-Nonaccrual	—	—	—	—	—	730	—	730
Total	—	—	—	—	—	3,819	115,319	119,138

Multifamily:
Pass	21,024	20,132	45,401	39,377	45,088	112,723	765	284,510
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	21,024	20,132	45,401	39,377	45,088	112,723	765	284,510

Residential mortgage:
Pass	463	3,738	1,652	177,592	248,128	32,985	—	464,558
Special Mention	—	—	—	—	607	—	—	607
Substandard	—	—	—	—	—	165	—	165
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	463	3,738	1,652	177,592	248,735	33,150	—	465,330

Consumer and other:
Pass	—	454	223	1,448	37	1,994	8,388	12,544
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	197	197
Total	—	454	223	1,448	37	1,994	8,585	12,741

Total loans	$179,912	$297,415	$359,000	$574,414	$688,155	$974,796	$413,474	$3,487,166

Risk Grades:
Pass	$179,736	$296,449	$358,965	$569,294	$663,302	$950,077	$409,591	$3,427,414
Special Mention	176	966	—	5,073	10,095	2,873	535	19,718
Substandard	—	—	35	47	10,943	19,814	3,151	33,990
Substandard-Nonaccrual	—	—	—	—	3,815	2,032	197	6,044
Grand Total	$179,912	$297,415	$359,000	$574,414	$688,155	$974,796	$413,474	$3,487,166

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2024						Amortized
	2024	2023	2022	2021	2020	Prior Periods	Cost Basis	Total

	(Dollars in thousands)
Commercial:
Pass	$133,643	$27,101	$17,114	$16,312	$10,444	$28,671	$289,147	$522,432
Special Mention	1,927	—	327	86	—	358	423	3,121
Substandard	—	146	—	32	—	4,405	200	4,783
Substandard-Nonaccrual	—	—	591	209	—	214	—	1,014
Total	135,570	27,247	18,032	16,639	10,444	33,648	289,770	531,350

CRE - Owner Occupied:
Pass	57,988	31,688	81,133	95,939	65,152	244,430	6,899	583,229
Special Mention	—	—	—	7,132	443	1,342	—	8,917
Substandard	—	—	—	6,333	3,157	—	—	9,490
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	57,988	31,688	81,133	109,404	68,752	245,772	6,899	601,636

CRE - Non-Owner Occupied:
Pass	137,935	222,142	229,993	250,266	27,031	442,105	5,356	1,314,828
Special Mention	—	—	4,810	4,890	—	—	—	9,700
Substandard	—	—	—	4,480	—	11,658	600	16,738
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	137,935	222,142	234,803	259,636	27,031	453,763	5,956	1,341,266

Land and construction:
Pass	32,691	45,250	31,599	9,899	212	—	—	119,651
Special Mention	—	—	—	—	—	2,323	—	2,323
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	3,815	978	1,081	—	5,874
Total	32,691	45,250	31,599	13,714	1,190	3,404	—	127,848

Home equity:
Pass	—	—	—	—	—	2,378	122,207	124,585
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	750	—	2,551	3,301
Substandard-Nonaccrual	—	—	—	—	—	77	—	77
Total	—	—	—	—	750	2,455	124,758	127,963

Multifamily:
Pass	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490

Residential mortgage:
Pass	3,757	1,659	180,979	251,167	1,006	32,384	—	470,952
Special Mention	—	—	—	607	—	—	—	607
Substandard	—	—	—	—	—	171	—	171
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	3,757	1,659	180,979	251,774	1,006	32,555	—	471,730

Consumer and other:
Pass	405	237	1,338	43	—	2,027	10,574	14,624
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	213	213
Total	405	237	1,338	43	—	2,027	10,787	14,837

Total loans	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

Risk Grades:
Pass	$386,637	$374,381	$581,765	$677,114	$109,094	$861,925	$434,875	$3,425,791
Special Mention	1,927	—	5,137	12,715	443	4,023	423	24,668
Substandard	—	146	—	10,845	3,907	16,234	3,351	34,483
Substandard-Nonaccrual	—	—	591	4,024	978	1,372	213	7,178
Grand Total	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

The following tables present the gross charge-offs by class of loans and year of origination for the periods indicated:

Gross Charge-offs by Originated Period for the Three Months Ended March 31, 2025
						Prior	Revolving
	3/31/2025	2024	2023	2022	2021	Periods	Loans	Total

(Dollars in thousands)
Commercial	$—	$—	$145	$555	$—	$138	$200	$1,038
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—		—
Total	$—	$—	$145	$555	$—	$138	$200	$1,038

Gross Charge-offs by Originated Period for the Three Months Ended March 31, 2024
						Prior	Revolving
	3/31/2024	2023	2022	2021	2020	Periods	Loans	Total

(Dollars in thousands)
Commercial	$—	$—	$—	$—	$—	$358	$—	$358
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$358	$—	$358

The amortized cost basis of collateral-dependent loans at March 31, 2025 was $348,000, of which $151,000 were secured by business assets and $197,000 were unsecured. The amortized cost basis of collateral-dependent loans at December 31, 2024 was $701,000 and were secured by business assets.

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

During the three months ended March 31, 2025, there were commercial loan modifications to borrowers experiencing financial difficulty, with a term extension totaling $7,000, representing 0.00% of the total class of financing receivables, and included weighted average term extension of 11 months. During the three months ended March 31, 2024 there were commercial loan modifications with a payment delay totaling $33,000, representing 0.01% of the total class of financing receivables, and included a weighted average term extension of 10 months.

The Company has not committed to lend any additional amounts to these borrowers. There were no payment defaults for loans modified for the three months ended March 31, 2025 and March 31, 2024.

6) Goodwill and Other Intangible Assets

Goodwill

At March 31, 2025, the carrying value of goodwill was $167,631,000, which included $13,044,000 of goodwill related to the acquisition of Bay View Funding, the Bank’s factoring subsidiary, and $154,587,000 from earlier acquisitions of multiple regional business banks.

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

On a quarterly basis, management assesses whether it is necessary to perform a quantitative impairment test of goodwill. In addition, the Company hires a third-party vendor to perform a qualitative assessment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. The Company completed its annual goodwill impairment assessment as of November 30, 2024 with the assistance of a third-party vendor. The goodwill related to the acquisition of Bay View Funding was evaluated separately for impairment under this analysis. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting units exceeded the carrying value. No events or circumstances since the November 30, 2024 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets

The Company’s intangible assets are summarized as follows for the periods indicated:

	March 31, 2025
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(19,118)	$5,905
Below market leases	110	(29)	81
Total	$25,133	$(19,147)	$5,986

	December 31, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(18,670)	$6,353
Customer relationship and brokered relationship intangibles	1,900	(1,900)	—
Below market leases	110	(24)	86
Total	$27,033	$(20,594)	$6,439

As of March 31, 2025, the estimated amortization expense for future periods is as follows:

		Below/
	Core	(Above)	Total
	Deposit	Market	Amortization
Year	Intangible	Lease	Expense

	(Dollars in thousands)
2025 remaining	$1,346	$13	$1,359
2026	1,512	18	1,530
2027	1,438	18	1,456
2028	999	18	1,017
2029	610	14	624
	$5,905	$81	$5,986

Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at March 31, 2025 and December 31, 2024.

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

The Company had net deferred tax assets of $25,329,000 and $27,817,000, at March 31, 2025 and December 31, 2024, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at March 31, 2025 and December 31, 2024 will be fully realized in future years.

The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Low income housing investments	$2,105	$2,201
Future commitments	$475	$475

The Company expects $4,000 of the future commitments to be paid in 2025, and $471,000 in 2026 through 2027.

For tax purposes, the Company had low income housing tax credits of $79,000 and $141,000 for the three months ended March 31, 2025 and 2024, respectively, and low income housing investment expense of $96,000 and $148,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

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

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$43	$50
Interest cost	337	318
Amortization of net actuarial loss	12	27
Net periodic benefit cost	$392	$395

Amount recognized in other comprehensive income (loss)	$9	$18

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

Split-Dollar Life Insurance Benefit Plan

The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,616	$6,951
Interest cost	91	344
Actuarial loss	—	(679)
Projected benefit obligation at end of period	$6,707	$6,616

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Net actuarial loss	$2,339	$1,728
Prior transition obligation	65	611
Accumulated other comprehensive income (loss)	$2,404	$2,339

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(65)	$(52)
Interest cost	91	86
Net periodic benefit cost	$26	$34

Amount recognized in other comprehensive income (loss)	$(65)	$(52)

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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets at March 31, 2025
Available-for-sale securities:
U.S. Treasury	$197,625	$197,625	$—	$—
Agency mortgage-backed securities	129,432	—	129,432	—
Collateralized mortgage obligations	43,919	—	43,919	—
I/O strip receivables	62	—	62	—

Assets at December 31, 2024
Available-for-sale securities:
U.S. Treasury	$186,183	$186,183	$—	$—
Agency mortgage-backed securities	70,091	—	70,091	—
I/O strip receivables	82	—	82	—

There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at March 31, 2025 or December 31, 2024.

Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third-party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At March 31, 2025 and December 31, 2024, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2025 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$745,050		$745,050	$—	$—	$745,050
Securities available-for-sale	370,976		197,625	173,351	—	370,976
Securities held-to-maturity	576,718		—	496,263	—	496,263
Loans (including loans held-for-sale)	3,488,782	(1)	—	1,884	3,304,902	3,306,786
FHLB stock, FRB stock, and other
investments	32,560		—	—	—	N/A
Accrued interest receivable	16,075		1,000	2,908	12,167	16,075
I/O strips receivables	62		—	62	—	62
Liabilities:
Time deposits	$554,773		$—	$556,630	$—	$556,630
Other deposits	4,128,495		—	4,128,495	—	4,128,495
Subordinated debt	39,691		—	35,591	—	35,591
Accrued interest payable	5,909		—	5,909	—	5,909

(1) Before allowance for credit losses on loans of $48,262,000.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2024 are as follows:

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

10) Equity Plan

The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the 2013 Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which reserved for issuance 600,000 shares, plus the number of shares available for issuance under the 2013 Plan that had not been made subject to outstanding awards as of the effective date of the 2023 Plan. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Each RSU granted to non-executive employees generally vests ratably over three years. For the three months ended March 31, 2025, the Company granted 211,696 RSUs. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. There were 548,599 shares available for the issuance of equity awards under the 2023 Plan as of March 31, 2025.

The executive officers that participate in the Company’s Long Term Incentive Equity Program receive 50% of their award value in RSUs and 50% of their award value in PRSUs contingent on return on average tangible common equity (“ROATCE”) performance compared to a peer group at the end of a three year performance period. PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the three months ended March 31, 2025, the Company granted 115,912 shares of PRSUs.

Restricted stock is subject to time vesting. Restricted stock granted to the Board of Directors generally vests in one year. For the three months ended March 31, 2025, the Company granted 44,660 shares of restricted stock.

Stock option activity under the Equity Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2025	2,222,496	$10.73
Exercised	(152,222)	$6.47
Forfeited or expired	(6,342)	$9.63
Outstanding at March 31, 2025	2,063,932	$11.05	5.05	$998,200
Vested or expected to vest	1,940,096		5.05	$938,308
Exercisable at March 31, 2025	1,764,886		4.59	$596,213

The table below provides information related to stock option activity under the Equity Plans for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Intrinsic value of options exercised	$476,001	$268,715
Cash received from option exercise	$985,622	$385,219
Tax (expense) benefit realized from option exercises	$(686)	$(22,452)
Weighted average fair value of options granted	N/A	$1.32

As of March 31, 2025, there was $479,000 of total unrecognized compensation cost related to unvested stock options granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.65 years.

Restricted stock activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2025	88,061	$9.45
Granted	44,660	$10.02
Vested	(51,234)	$8.49
Forfeited or expired	(5,556)	$11.03
Nonvested shares at March 31, 2025	75,931	$10.32

As of March 31, 2025, there was $522,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Plans. The cost is expected to be recognized over a weighted-average period of approximately 0.89 years.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2025	357,666	$8.53
Granted	211,696	$10.02
Dividend Equivalent Units	21,318	$9.30
Vested	(71,700)	$8.07
Forfeited or expired	(31,461)	$7.64
Nonvested shares at March 31, 2025	487,519	$8.94

As of March 31, 2025, there were $3,979,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.50 years.

PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2025	229,419	$8.06
Granted	115,912	$10.02
Dividend Equivalent Units	18,794	$9.09
Forfeited or expired	(34,504)	$7.39
Nonvested shares at March 31, 2025	329,621	$8.36

As of March 31, 2025, there were $2,003,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.42 years.

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

	March 31, 2025
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,229,471	$806,909	$—	$806,909
FRB discount window collateralized line of credit	1,696,635	1,347,908	—	1,347,908
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
	$2,926,106	$2,269,817	$—	$2,269,817

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,989,115	$2,313,909	$—	$2,313,909

HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at March 31, 2025 and December 31, 2024.

Subordinated Debt

On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $309,000, totaled $39,691,000 at March 31, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

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

The Company’s consolidated capital ratios and HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2025. There are no conditions or events since March 31, 2025, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as March 31, 2025 and December 31, 2024, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements at the dates indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2025
Total Capital	$615,775	15.9%	$406,654	10.5%
(to risk-weighted assets)
Tier 1 Capital	$527,666	13.6%	$329,196	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$527,666	13.6%	$271,103	7.0%
(to risk-weighted assets)
Tier 1 Capital	$527,666	9.8%	$215,549	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

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

The Subordinated Debt, net of unamortized issuance costs, totaled $39,691,000 at March 31, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements at the dates indicated:

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under PCA Regulatory		Purposes
	Actual		Guidelines		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of March 31, 2025
Total Capital	$595,493	15.4%	$387,079	10.0%	$406,433	10.5%
(to risk-weighted assets)
Tier 1 Capital	$547,101	14.1%	$309,663	8.0%	$329,017	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$547,101	14.1%	$251,602	6.5%	$270,956	7.0%
(to risk-weighted assets)
Tier 1 Capital	$547,101	10.2%	$269,272	5.0%	$215,418	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

					Required For
					Capital
			To Be Well-Capitalized		Adequacy
			Under PCA Regulatory		Purposes
	Actual		Guidelines		Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2024
Total Capital	$590,658	15.1%	$391,459	10.0%	$411,038	10.5%
(to risk-weighted assets)
Tier 1 Capital	$543,872	13.9%	$313,167	8.0%	$332,745	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$543,872	13.9%	$254,448	6.5%	$274,025	7.0%
(to risk-weighted assets)
Tier 1 Capital	$543,872	10.0%	$271,640	5.0%	$217,312	4.0%
(to average assets)
(1)	Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.

Under the California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2025, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $80,670,000. HBC distributed to HCC dividends of $8,000,000 during the first quarter of 2025.

13) Commitments and Loss Contingencies

Loss Contingencies

Within the ordinary course of our business, we are from time to time subject to private lawsuits, government audits and examinations, administrative proceedings and other claims. Under certain circumstances, we also may be subjected to increased risk associated with the acts or omissions of our clients (such as clients who, unbeknownst to the Bank or the Company, may engage in or become associated with fraudulent or unlawful transactions, Ponzi schemes, money laundering, and similar unlawful acts), or we may be subject to subpoenas or similar demands for customer information. A number of these claims and processes may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are ultimately determined to be liable.

At March 31, 2025, the Company was a defendant in a lawsuit pending in Alameda County Superior Court that alleges that the Company and the Bank violated certain wage-and-hour and related laws and regulations during certain prior payroll periods. The claim seeks recovery on behalf of representative plaintiffs and other employees and seeks unspecified damages, penalties and attorney fees under the California Labor Code, the California Business and Professions Code, and the California Private Attorneys General Act (“PAGA”). The Company contends that the claims are without merit and intends to defend them vigorously.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. As a result, the Company cannot always reasonably estimate the amount or range of possible losses, particularly including but not limited to losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates, once made, may prove inaccurate.

At this time, we believe that the amount of reasonably possible losses resulting from final disposition of pending or threatened lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims, including claims that have not yet been asserted, and that, associated with the defense of such claims, we may incur elevated levels of attorney fees and other litigation costs. Likewise, factors that affect the insurance coverage for these matters may affect our estimates of the relevant contingent liabilities, and we generally adjust our estimates based on known factors that affect that coverage as those factors come to light. Legal costs related to such claims generally are expensed as incurred.

Off-Balance Sheet Arrangements

In the normal course of business the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,087,574,000 at March 31, 2025, and $1,033,982,000 at December 31, 2024. Unused commitments represented 31% and 30% of outstanding gross loans at March 31, 2025 and December 31, 2024, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit at the dates indicated:

	March 31, 2025			December 31, 2024
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total

	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$83,439	$989,493	$1,072,932	$78,818	$939,992	$1,018,810
Standby letters of credit	4,785	9,857	14,642	5,136	10,036	15,172
	$88,224	$999,350	$1,087,574	$83,954	$950,028	$1,033,982

For the three months ended March 31, 2025, there was an increase of $15,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The increase in the allowance for credit losses for off-balance sheet credit exposures in the first three months of 2025 was driven by an increase in loan commitments. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $675,000 at March 31, 2025 and $660,000 at December 31, 2024.

14) Revenue Recognition

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

The Company currently accounts for sales of foreclosed assets in accordance with ASC 606. In most cases the Company will seek to engage a real estate agent for the sale of foreclosed assets immediately upon foreclosure. However, in some cases, where there is clear demand for the property in question, the Company may elect to allow for a marketing period of no more than six months to attempt a direct sale of the property. We generally recognize the sale, and any associated gain or loss, of a real estate property when control of the property transfers. Any gains or losses from the sale are recorded to noninterest income/expense.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$892	$877
Total noninterest income in-scope of Topic 606	892	877
Noninterest Income Out-of-scope of Topic 606	1,804	1,761
Total noninterest income	$2,696	$2,638

15) Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Salaries and employee benefits	$16,575	$15,509
Occupancy and equipment	2,534	2,443
Insurance expense	1,735	1,634
Professional fees	1,580	1,327
Data processing	924	840
Client services	878	782
Software subscriptions	747	578
Other	4,483	4,423
Total noninterest expense	$29,456	$27,536

16) Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of March 31, 2025, operating lease ROU assets, included in other assets, and lease liabilities, included in other liabilities, totaled $29,205,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,723	$1,676
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,778	$1,684
Operating Lease - ROU assets	$29,205	$30,726
Operating Lease - Liabilities	$29,205	$30,726
Weighted Average Lease Term - Operating Leases	5.02 years	5.65 years
Weighted Average Discount Rate - Operating Leases	5.58%	5.03%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of March 31, 2025:

(Dollars in thousands)
2025 remaining	$5,367
2026	6,604
2027	6,380
2028	5,779
2029	5,503
Thereafter	3,954
Total undiscounted cash flows	33,587
Discount on cash flows	(4,382)
Total lease liability	$29,205

17) Business Segment Information

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

The Factoring segment consists of the factored receivables portfolio originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables was 36 days for the quarter ended March 31, 2025.

Reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities. Changes in management structure or allocation methodologies and procedures may result in future changes to previously reported segment financial data. The accounting policies of the segments are substantially the same as those described in “Note 1 – Summary of Significant Accounting Policies.” of the 2024 Form 10-K.

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

The following tables present the Company’s operating segments for the periods indicated:

	Three Months Ended March 31, 2025
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$58,890	$2,942	$61,832
Intersegment interest allocations	472	(472)	—
Total interest expense	18,472	—	18,472
Net interest income	40,890	2,470	43,360
Provision for (recapture of) credit losses on loans	328	(54)	274
Net interest income after provision	40,562	2,524	43,086
Noninterest income	2,492	204	2,696
Salaries and employee benefits	15,452	1,123	16,575
Other segment items (2)	12,514	367	12,881
Intersegment expense allocations	138	(138)	—
Income before income taxes	15,226	1,100	16,326
Income tax expense	4,375	325	4,700
Net income	$10,851	$775	$11,626

Total assets	$5,427,448	$86,807	$5,514,255
Loans, net of deferred fees	$3,422,407	$64,491	$3,486,898
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended March 31, 2024
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$54,122	$2,838	$56,960
Intersegment interest allocations	423	(423)	—
Total interest expense	17,458	—	17,458
Net interest income	37,087	2,415	39,502
Provision for (recapture of) credit losses on loans	285	(101)	184
Net interest income after provision	36,802	2,516	39,318
Noninterest income	2,550	88	2,638
Salaries and employee benefits	14,436	1,073	15,509
Other segment items (2)	11,653	374	12,027
Intersegment expense allocations	128	(128)	—
Income before income taxes	13,391	1,029	14,420
Income tax expense	3,950	304	4,254
Net income	$9,441	$725	$10,166

Total assets	$5,172,553	$83,521	$5,256,074
Loans, net of deferred fees	$3,280,404	$55,698	$3,336,102
Goodwill	$154,587	$13,044	$167,631
(1)	Includes the holding company’s results of operations.
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

18) Subsequent Events

On April 24, 2025, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on May 22, 2025 to shareholders of record at the close of the business day on May 8, 2025.

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

Reclassifications

During the first quarter of 2025, we reclassified Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock dividends from interest income to noninterest income and the related average asset balances were reclassified from interest earning assets to other assets on the “Net Interest Income and Net Interest Margin” tables. The amounts for the prior periods were reclassified to conform to the current presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

Non-GAAP Financial Measures

Financial results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. Management believes these non-GAAP financial measures are common in the banking industry, and may enhance comparability for peer comparison purposes. These non-GAAP financial measures should be supplemental to primary GAAP financial measures and should not be read in isolation or relied upon as a substitute for primary GAAP financial measures. A reconciliation of GAAP to non-GAAP financial measures is presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) under the heading “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no changes in the Company's application of critical accounting policies since December 31, 2024.

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

Performance Overview

We delivered a solid quarter with an increase in our level of profitability from the prior quarter. While our balance sheet trends reflected the seasonally low loan demand and deposit outflows we typically see in the first quarter, we generated a higher level of profitability due to positive trends in our net interest margin, strong expense control, and an improvement in our asset quality. We also redeployed some of our excess liquidity that had been held in cash to purchase new investment securities, which we expect will have a positive impact on our net interest income and net interest margin going forward. Our longer-term trends remain positive as well, with notable improvement in many areas compared to the first quarter of last year.

For the three months ended March 31, 2025, net income was $11.6 million, or $0.19 per average diluted common share, compared to $10.2 million, or $0.17 per average diluted common share, for the three months ended March 31, 2024. The Company’s annualized return on average assets was 0.85% and annualized return on average equity was 6.81% for the three months ended March 31, 2025, compared to 0.79% and 6.08%, respectively, for the three months ended March 31, 2024. The Company’s annualized return on average tangible assets was 0.88% and annualized return on average tangible common equity was 9.09% for the three months ended March 31, 2025, compared to 0.82% and 8.24%, respectively, for the three months ended March 31, 2024. The annualized return on average tangible assets and annualized return on average tangible common equity are non-GAAP financial measures.

First Quarter 2025 Highlights

Results of Operations:

●	Net interest income increased $3.9 million, or 10%, to $43.4 million for the first quarter of 2025, compared to $39.5 million for the first quarter of 2024. The increase was primarily due to growth in average earning asset balances, partially offset by an increase in interest-bearing deposit balances.
●	The fully tax equivalent (“FTE”) net interest margin was 3.39% for the first quarter of 2025, an increase over 3.31% for the first quarter of 2024. The increases was primarily due to lower rates paid on customer deposits, an increase in the average balances of securities and loans, and higher average yields on securities, partially offset by a decrease in the average balance of noninterest-bearing demand deposits and a lower average yield on overnight funds. The FTE net interest margin is a non-GAAP financial measure.
●	The average yield on the total loan portfolio increased to 5.52% for the first quarter of 2025, compared to 5.44% for the first quarter of 2024.
●	In aggregate, the unamortized net purchase discount on total loans acquired was $1.9 million at March 31, 2025.
●	The average cost of total deposits decreased to 1.54% for the first quarter of 2025, compared to 1.56% for the first quarter of 2024.
●	We recorded a provision for credit losses on loans of $274,000 for the first quarter of 2025, compared to a provision for credit losses on loans of $184,000 for the first quarter of 2024.
●	Total noninterest income was relatively flat at $2.7 million for the first quarter of 2025, compared to $2.6 million for the first quarter of 2024.
●	Total revenue, which is defined as net interest income before provision for credit losses on loans plus noninterest income, increased $3.9 million, or 9%, from $42.1 million for the first quarter of 2024.
●	Total noninterest expense for the first quarter of 2025 increased to $29.5 million, compared to $27.5 million for the first quarter of 2024, primarily due to higher salaries and employee benefits, professional fees, and information technology expenses.
●	Income tax expense was $4.7 million for the first quarter of 2025, compared to $4.3 million for the first quarter of 2024. The effective tax rate for the first quarter of 2025 was 28.8%, compared to 29.5% for the first quarter of 2024.
●	For the first quarter of 2025, the Company’s pre-provision net revenue (“PPNR”), which is defined as total revenue less noninterest expense, was $16.6 million, compared to $14.6 million for the first quarter of 2024. PPNR is a non-GAAP financial measure.
●	The efficiency ratio improved to 63.96% for the first quarter of 2025, compared to 65.34% for the first quarter of 2024, primarily due to higher total revenue, partially offset by higher noninterest expense. The efficiency ratio is a non-GAAP financial measure.

Financial Condition and Liquidity Position:

●	Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 18% to $1.1 billion at March 31, 2025, from $945.8 million at March 31, 2024, and decreased 9% from $1.2 billion at December 31, 2024.

●	Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $12,000, totaled $576.7 million at March 31, 2025, compared to $636.2 million at March 31, 2024, and $590.0 million, at December 31, 2024.
●	Loans held-for-investment (“HFI”), increased $150.8 million, or 5%, to $3.5 billion at March 31, 2025, compared to $3.3 billion at March 31, 2024, and remained flat from December 31, 2024. Loans, excluding residential mortgages, increased $175.5 million, or 6%, to $3.0 billion at March 31, 2025, compared to $2.8 billion March 31, 2024, and remained flat from December 31, 2024.
●	There were 8 borrowers included in nonperforming assets (“NPAs”) totaling $6.3 million, or 0.11% of total assets, at March 31, 2025, compared to 13 borrowers totaling $7.9 million, or 0.15% of total assets, at March 31, 2024, and 9 borrowers totaling $7.7 million, or 0.14% of total assets at December 31, 2024.
●	Classified assets totaled $40.0 million, or 0.73% of total assets, at March 31, 2025, compared to $35.4 million, or 0.67% of total assets, at March 31, 2024, and $41.7 million, or 0.74% of total assets, at December 31, 2024.
●	Net charge-offs totaled $965,000 for the first quarter of 2025, compared to $254,000 for the first quarter of 2024, and net charge-offs of $197,000 for the fourth quarter of 2024.
●	The allowance for credit losses on loans (“ACLL”) at March 31, 2025 was $48.3 million, or 1.38% of total loans, representing 765% of total nonperforming loans. The ACLL at March 31, 2024 was $47.9 million, or 1.44% of total loans, representing 608% of total nonperforming loans. The ACLL at December 31, 2024 was $49.0 million, or 1.40% of total loans, representing 638% of nonperforming loans.
●	Total deposits increased $238.6 million, or 5%, to $4.7 billion at March 31, 2025, compared to $4.4 billion at March 31, 2024. Total deposits decreased $136.8 million, or 3%, from $4.8 billion at December 31, 2024.
●	The Company’s total available liquidity and borrowing capacity was $3.2 billion at March 31, 2025, compared to $3.0 billion at March 31, 2024, and $3.3 billion at December 31, 2024.
●	The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 4.59% at March 31, 2025, compared to 4.57% at March 31, 2024, and 4.37% at December 31, 2024.
●	The loan to deposit ratio was 74.45% at March 31, 2025, compared to 75.06% at March 31, 2024, and 72.45% at December 31, 2024.

Capital Adequacy:

●	The Company’s consolidated capital ratios exceeded regulatory guidelines and HBC’s capital ratios exceeded the prompt corrective action (“PCA”) regulatory guidelines for a well-capitalized financial institution, and the Basel III minimum regulatory requirements at March 31, 2025, as reflected in the following table:

			Well-capitalized
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirements(1)
Total Capital	15.9%	15.4%	10.0%	10.5%
Tier 1 Capital	13.6%	14.1%	8.0%	8.5%
Common Equity Tier 1 Capital	13.6%	14.1%	6.5%	7.0%
Tier 1 Leverage	9.8%	10.2%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.8%	10.2%	N/A	N/A
(1)	Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the Tier 1 Leverage ratio.
(2)	This is a non-GAAP financial measure that represents shareholders’ equity minus goodwill and other intangible assets divided by total assets minus goodwill and other intangible assets.

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

The following Distribution, Rate and Yield table presents for the periods indicated, the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,431,304	$46,702	5.52%	$3,299,989	$44,600	5.44%
Securities — taxable	876,092	5,559	2.57%	1,042,484	6,183	2.39%
Securities — exempt from Federal tax (3)	30,480	275	3.66%	31,939	286	3.60%
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold (4)	850,441	9,354	4.46%	436,093	5,951	5.49%
Total interest earning assets (3)(4)	5,188,317	61,890	4.84%	4,810,505	57,020	4.77%
Cash and due from banks	31,869			33,214
Premises and equipment, net	10,007			10,015
Goodwill and other intangible assets	173,895			176,039
Other assets	155,808			148,863
Total assets	$5,559,896			$5,178,636
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,167,330			$1,177,078

Demand, interest-bearing	944,375	1,438	0.62%	920,048	1,554	0.68%
Savings and money market	1,323,038	8,073	2.47%	1,067,581	6,649	2.50%
Time deposits — under $100	11,383	47	1.67%	10,945	42	1.54%
Time deposits — $100 and over	234,421	2,129	3.68%	221,211	2,064	3.75%
ICS/CDARS (5) — interest-bearing demand, money
market and time deposits	1,036,970	6,248	2.44%	963,287	6,611	2.76%
Total interest-bearing deposits	3,550,187	17,935	2.05%	3,183,072	16,920	2.14%
Total deposits	4,717,517	17,935	1.54%	4,360,150	16,920	1.56%

Short-term borrowings	18	—	0.00%	15	—	0.00%
Subordinated debt, net of issuance costs	39,667	537	5.49%	39,516	538	5.48%
Total interest-bearing liabilities	3,589,872	18,472	2.09%	3,222,603	17,458	2.18%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,757,202	18,472	1.57%	4,399,681	17,458	1.60%
Other liabilities	109,961			106,663
Total liabilities	4,867,163			4,506,344
Shareholders’ equity	692,733			672,292
Total liabilities and shareholders’ equity	$5,559,896			$5,178,636

Net interest income / margin (3)(4)		43,418	3.39%		39,562	3.31%
Less tax equivalent adjustment		(58)			(60)
Net interest income (3)(4)		$43,360	3.39%		$39,502	3.30%

(1)	Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)	Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $214,000 for the first quarter of 2025, compared to $160,000 for the first quarter of 2024. Prepayment fees totaled $224,000 for the first quarter of 2025, compared to $24,000 for the first quarter of 2024.
(3)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.
(4)	FHLB and FRB stock dividends were reclassed from interest income to noninterest income and the related average asset balances were reclassified from interest earning assets to other assets.
(5)	Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”).

.Volume and Rate Variances

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

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,786	$316	$2,102
Securities — taxable	(1,047)	423	(624)
Securities — exempt from Federal tax (1)	(13)	2	(11)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	4,558	(1,155)	3,403
Total interest income on interest-earning assets	5,284	(414)	4,870

Expense from the interest-bearing liabilities:
Demand, interest-bearing	31	(147)	(116)
Savings and money market	1,571	(147)	1,424
Time deposits — under $100	2	3	5
Time deposits — $100 and over	122	(57)	65
ICS/CDARS — interest-bearing demand, money market
and time deposits	452	(815)	(363)
Short-term borrowings	—	—	—
Subordinated debt, net of issuance costs	2	(3)	(1)
Total interest expense on interest-bearing liabilities	2,180	(1,166)	1,014
Net interest income	$3,104	$752	3,856
Less tax equivalent adjustment			2
Net interest income			$3,858

(1)	Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.

Net interest income increased $3.9 million, or 10%, to $43.4 million for the first quarter of 2025, compared to $39.5 million for the first quarter of 2024. The increase was primarily due to growth in average earning asset balances, partially offset by an increase in interest-bearing deposit balances.

The non-GAAP FTE net interest margin was 3.39% for the first quarter of 2025, an increase over 3.31% for the first quarter of 2024. The increase was primarily due to lower rates paid on customer deposits, an increase in the average balances of loans, and higher average yields on loans and securities, and an increase in the average balance of deposits resulting in a higher average balance of overnight funds, partially offset by a lower average yield on overnight funds.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield

	(Dollars in thousands)
Loans, core bank	$2,945,072	$39,758	5.47%	$2,795,351	$37,721	5.43%
Prepayment fees	—	224	0.03%	—	24	0.00%
Bay View Funding factored receivables	60,250	2,942	19.80%	53,511	2,838	21.33%
Purchased residential mortgages	427,963	3,597	3.41%	454,240	3,788	3.35%
Loan fair value mark / accretion	(1,981)	181	0.02%	(3,113)	229	0.03%
Total loans (includes loans held-for-sale)	$3,431,304	$46,702	5.52%	$3,299,989	$44,600	5.44%

The average yield on the total loan portfolio increased to 5.52% for the first quarter of 2025, compared to 5.44% for the first quarter of 2024, primarily due an increase in the average yield on loans in the core bank and an increase in prepayment fees.

In aggregate, the remaining net purchase discount on total loans acquired was $1.9 million at March 31, 2025.

The average cost of total deposits decreased to 1.54% for the first quarter of 2025, compared to 1.56% for the first quarter of 2024. The average cost of funds decreased to 1.57% for the first quarter of 2025, compared to 1.60% for the first quarter of 2024.

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

There was a provision for credit losses on loans of $274,000 for the first quarter of 2025, compared to a provision for credit losses on loans of $184,000 for the first quarter of 2024. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	March 31,		2025 versus 2024
	2025	2024	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$892	$877	$15	2%
FHLB and FRB stock dividends	590	591	(1)	—%
Increase in cash surrender value of life insurance	538	518	20	4%
Gain on sales of SBA loans	98	178	(80)	(45)%
Termination fees	87	13	74	569%
Servicing income	82	90	(8)	(9)%
Other	409	371	38	10%
Total	$2,696	$2,638	$58	2%

Total noninterest income remained relatively flat at $2.7 million for first quarter of 2025, compared to $2.6 million for the first quarter of 2024.

A portion of the Company’s noninterest income is associated with its Small Business Administration (“SBA”) lending activity, as gain on the sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the first quarter of 2025, SBA loan sales resulted in a $98,000 gain, compared to a $178,000 gain on sales of SBA loans for the first quarter of 2024.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	March 31,		2025 versus 2024
	2025	2024	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$16,575	$15,509	$1,066	7%
Occupancy and equipment	2,534	2,443	91	4%
Insurance expense	1,735	1,634	101	6%
Professional fees	1,580	1,327	253	19%
Data processing	924	840	84	10%
Client services	878	782	96	12%
Software subscriptions	747	578	169	29%
Other	4,483	4,423	60	1%
Total noninterest expense	$29,456	$27,536	$1,920	7%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended March 31,
		Percent		Percent
	2025	of Total	2024	of Total

	(Dollars in thousands)
Salaries and employee benefits	$16,575	56%	$15,509	56%
Occupancy and equipment	2,534	9%	2,443	9%
Insurance expense	1,735	6%	1,634	6%
Professional fees	1,580	5%	1,327	5%
Data processing	924	3%	840	3%
Client services	878	3%	782	3%
Software subscriptions	747	3%	578	2%
Other	4,483	15%	4,423	16%
Total noninterest expense	$29,456	100%	$27,536	100%

Total noninterest expense for the first quarter of 2025 increased to $29.5 million, compared to $27.5 million for the first quarter of 2024, primarily due to higher salaries and employee benefits, professional fees, and information technology related expenses.

Full time equivalent employees were 350 at March 31, 2025, compared to 351 at March 31, 2024, and 355 and at December 31, 2024.

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

The following table shows the Company’s effective income tax rates for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Effective income tax rate	28.8%	29.5%

The Company’s Federal and state income tax expense for the first quarter of 2025 was $4.7 million, compared to $4.3 million for the first quarter of 2024.

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

FINANCIAL CONDITION

At March 31, 2025, total assets increased 5% to $5.5 billion, compared to $5.3 billion at March 31, 2024, and decreased 2% from $5.6 billion at December 31, 2024, primarily related to growth in client deposits.

Securities available-for-sale, at fair value, were $371.0 million at March 31, 2025, decrease of 8% from $404.5 million at March 31, 2024, and increased 45% from $256.3 million at December 31, 2024. Securities held-to-maturity, at amortized cost, net of allowance for credit losses, were $576.7 million at March 31, 2025, a decrease of 9% from $636.2 million at March 31, 2024, and a decrease of 2% from $590.0 million at December 31, 2024.

Loans HFI, net of deferred costs and fees, increased $150.8 million, or 5%, to $3.5 billion at March 31, 2025, compared to $3.3 billion at March 31, 2024, and remained flat from December 31, 2024. Loans HFI, excluding residential mortgages, increased $175.5 million, or 6%, to $3.0 billion at March 31, 2025, compared to $2.8 billion at March 31, 2024, and remained flat from December 31, 2024.

Total deposits increased $238.6 million, or 5%, to $4.7 billion at March 31, 2025, compared to $4.4 billion at March 31, 2024, and decreased $136.8 million, or 3%, from $4.8 billion at December 31, 2024.

Securities Portfolio

The following table reflects the balances for each category of securities at the dates indicated:

	March 31,		December 31,
	2025	2024	2024

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$197,625	$347,453	$186,183
Agency mortgage-backed securities	129,432	57,021	70,091
Collateralized mortgage obligations	43,919	—	—
Total	$370,976	$404,474	$256,274
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$546,249	$604,458	$559,548
Municipals — exempt from Federal tax (1)	30,481	31,803	30,480
Total (1)	$576,730	$636,261	$590,028
(1)	Gross of the allowance for credit losses of $12,000 at March 31, 2025 and December 31, 2024, and March 31, 2024.

During the first quarter of 2025, the Company purchased $62.3 million of agency mortgage-backed securities, $44.8 million of collateralized mortgage obligations, and $44.7 million of U.S. Treasury securities, for total purchases of $151.8 million in the available-for-sale portfolio. Securities purchased had a book yield of 4.86% and an average life of 4.34 years.

The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2025:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Treasury	$142,601	2.95%	$55,024	4.28%	$—	—%	$—	—%	$197,625	3.32%
Agency mortgage-backed securities	236	2.15%	49,243	2.98%	79,953	4.74%	—	—%	129,432	4.06%
Collateralized mortgage obligations	—	—%	—	—%	24,174	5.20%	19,745	5.24%	43,919	5.22%
Total	$142,837	2.95%	$104,267	3.66%	$104,127	4.85%	$19,745	5.24%	$370,976	3.80%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$1,414	0.60%	$89,194	1.79%	$375,004	1.84%	$80,637	2.82%	$546,249	1.97%
Municipals — exempt from Federal tax (1) (2)	3,820	4.08%	9,662	3.44%	16,999	3.58%	—	—%	30,481	3.60%
Total (2)	$5,234	3.14%	$98,856	1.95%	$392,003	1.92%	$80,637	2.82%	$576,730	2.06%
(1)	Reflects non-GAAP tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.
(2)	Gross of the allowance for credit losses of $12,000 at March 31, 2025.

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

The following table shows the net pre-tax unrealized and unrecognized gain (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses at the dates indicated:

	March 31,		December 31,
	2025	2024	2024

	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized gain (loss):
U.S. Treasury	$91	$(4,784)	$(912)
Agency mortgage-backed securities	(2,734)	(4,895)	(4,148)
Collateralized mortgage obligations	(490)	—	—
Total	$(3,133)	$(9,679)	$(5,060)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(79,068)	$(92,332)	$(91,585)
Municipals — exempt from Federal tax	(1,399)	(1,071)	(1,431)
Total	$(80,467)	$(93,403)	$(93,016)

Allowance for credit losses on municipal securities	$(12)	$(12)	$(12)

The net pre-tax unrealized loss on the securities available-for-sale was $3.1 million, or $2.3 million net of taxes, which equaled less than 1% of total shareholders’ equity at March 31, 2025. The pre-tax unrecognized loss on securities held-to-maturity was $80.5 million, or $56.7 million net of taxes, which equaled 8.1% of total shareholders’ equity at March 31, 2025. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at March 31, 2025, compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
PROJECTED INVESTMENT SECURITIES	U.S.	backed and
PAYDOWNS & MATURITIES	Treasury	Municipal
(in $000’s, unaudited)	(Par Value)	Securities	Total
Second quarter of 2025	$118,000	$23,444	$141,444
Third quarter of 2025	25,500	24,013	49,513
Fourth quarter of 2025	—	22,162	22,162
First quarter of 2026	—	21,675	21,675
Second quarter of 2026	—	21,124	21,124
Third quarter of 2026	—	21,473	21,473
Fourth quarter of 2026	15,000	20,269	35,269
First quarter of 2027	15,000	19,381	34,381
Total	$173,500	$173,541	$347,041

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Loans HFI, net of deferred costs and fees, represented 63% of total assets at both March 31, 2025 and March 31, 2024, and 62% at December 31, 2024. The loan to deposit ratio was 74.45% at March 31, 2025, compared to 75.06% at March 31, 2024, and 72.45% at December 31, 2024.

Loan Distribution

The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2025		March 31, 2024		December 31, 2024
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Commercial	$489,241	14%	$452,231	14%	$531,350	15%
Real estate:
CRE - owner occupied	616,825	18%	585,031	17%	601,636	17%
CRE - non-owner occupied	1,363,275	39%	1,271,184	38%	1,341,266	38%
Land and construction	136,106	4%	129,712	4%	127,848	4%
Home equity	119,138	3%	122,794	4%	127,963	4%
Multifamily	284,510	8%	269,263	8%	275,490	8%
Residential mortgages	465,330	13%	490,035	15%	471,730	14%
Consumer and other	12,741	1%	16,439	< 1%	14,837	<1%
Total Loans	3,487,166	100%	3,336,689	100%	3,492,120	100%
Deferred loan fees, net	(268)	—	(587)	—	(183)	—
Loans, net of deferred fees	3,486,898	100%	3,336,102	100%	3,491,937	100%
Allowance for credit losses on loans	(48,262)		(47,888)		(48,953)
Loans, net	$3,438,636		$3,288,214		$3,442,984

The Company’s loan portfolio is concentrated in commercial loans, (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 85% of its gross loans were secured by real property at both March 31, 2025, and December 31, 2024, compared to 86% at March 31, 2024. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the three months ended March 31, 2025 and 2024, loans were sold resulting in a gain on sales of SBA loans of $98,000 and $178,000, respectively.

The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 36 days for the first three months of 2025, compared to 35 days for the first three months of 2024.

The following table shows the balance of factored receivables at period end, average balances during the period, and full time equivalent employees of Bay View Funding at period end:

	March 31,	March 31,
	2025	2024

	(Dollars in thousands)
Total factored receivables at period-end	$64,491	$55,698
Average factored receivables:
For the three months ended	$60,250	$53,511
Total full time equivalent employees at period-end	31	30

The commercial loan portfolio increased $37.0 million, or 8%, to $489.2 million at March 31, 2025, from $452.2 million at March 31, 2024, and decreased $42.1 million, or 8%, from $531.3 million at December 31, 2024. Commercial and industrial line usage was 31% at March 31, 2025, compared to 28% at March 31, 2024 and 34% at December 31, 2024.

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

The CRE owner occupied loan portfolio increased $31.8 million, or 5%, to $616.8 million at March 31, 2025, from $585.0 million at March 31, 2024, and increased $15.2 million, or 3%, from $601.6 million at December 31, 2024.

CRE non-owner occupied loans increased $92.1 million, or 7%, to $1.4 billion at March 31, 2025, compared to $1.3 billion at March 31, 2024, and increased $22.0 million, or 2%, from $1.3 billion at December 31, 2024. At both March 31, 2025 and December 31, 2024, 31% of the CRE loan portfolio secured by owner-occupied real estate, compared to 32% at March 31, 2024.

During the first quarter of 2025, there were 46 new owner occupied and non-owner occupied CRE loans originated totaling $100 million with a weighted average loan-to-value (“LTV”) of 50%; the weighted average debt-service coverage ratio (“DSCR”) for the non-owner occupied portfolio was 1.86 times. The average loan size for all CRE loans at March 31, 2025 was $1.6 million, and the average loan size for office CRE loans was $1.7 million. The Company has personal guarantees on 92% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations.

Total office exposure (excluding medical/dental offices) in the CRE portfolio was $427 million, including 35 loans totaling approximately $78 million, in San Jose, 18 loans totaling approximately $25 million in San Francisco, and eight loans totaling approximately $15 million, in Oakland, at March 31, 2025. Non-owner occupied CRE with office exposure totaled $333 million at March 31, 2025. At March 31, 2025, the weighted average LTV and DSCR for the entire non-owner occupied office portfolio were 41.5% and 2.12 times, respectively. Total medical/dental office exposure in the non-owner occupied CRE portfolio consisted of 17 loans totaling $17 million, with a weighted average LTV and DSCR ratio of 41% and 2.75 times, respectively, at March 31, 2025.

The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at March 31, 2025:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Industrial	19%	39.1%	2.63	34%	42.3%	23%	40.4%
Retail	26%	37.0%	2.11	15%	46.1%	23%	38.6%
Mixed-Use, Special
Purpose and Other	18%	41.9%	2.03	34%	40.6%	23%	41.3%
Office	20%	41.5%	2.12	17%	44.5%	19%	42.2%
Multifamily	17%	42.7%	1.94	0%	00.0%	12%	42.7%
Hotel/Motel	< 1%	16.1%	1.40	0%	00.0%	< 1%	16.1%
Total	100%	40.0%	2.16	100%	42.7%	100%	40.7%

The following table presents the weighted average LTV and DSCR by county for CRE loans at March 31, 2025:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Alameda	25%	43.7%	1.91	19%	43.3%	24%	43.6%
Contra Costa	7%	40.1%	1.87	8%	46.6%	7%	42.1%
Marin	6%	45.9%	2.06	3%	56.4%	5%	47.6%
Monterey	2%	39.0%	2.29	2%	38.4%	2%	38.8%
Napa	< 1%	28.9%	2.41	< 1%	51.2%	< 1%	36.6%
Out of Area	8%	42.4%	1.96	9%	48.4%	8%	44.1%
San Benito	1%	38.0%	1.97	3%	39.0%	2%	38.5%
San Francisco	9%	37.2%	2.30	4%	38.8%	8%	37.4%
San Mateo	12%	38.6%	2.35	14%	39.7%	12%	39.0%
Santa Clara	24%	37.6%	2.39	34%	41.1%	27%	38.9%
Santa Cruz	2%	31.9%	1.78	1%	49.2%	2%	35.2%
Solano	1%	31.1%	2.90	1%	36.8%	1%	32.6%
Sonoma	3%	38.7%	2.39	2%	42.6%	2%	39.5%
Total	100%	40.0%	2.16	100%	42.7%	100%	40.7%

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $6.4 million, or 5%, to $136.1 million at March 31, 2025, compared to $129.7 million at March 31, 2024, and increased $8.3 million, or 6%, from $127.8 million at December 31, 2024.

The Company makes home equity lines of credit available to its existing clients. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased $3.7 million, or 3%, to $119.1 million at March 31, 2025, compared to $122.8 million at March 31, 2024, and decreased $8.8 million, or 7%, from $127.9 million at December 31, 2024.

Multifamily loans increased $15.2 million, or 6%, to $284.5 million at March 31, 2025, compared to $269.3 million at March 31, 2025, and increased $9.0 million, or 3%, from $275.5 million at December 31, 2024.

From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased $24.7 million, or 5%, to $465.3 million at March 31, 2025, compared to $490.0 million at March 31, 2024, and decreased $6.4 million, or 1% from $471.7 million at December 31, 2024.

Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans decreased $3.7 million, or 22%, to $12.7 million at March 31, 2025, compared to $16.4 million at March 31, 2024 and decreased $2.1 million, or 14% from $14.8 million at December 31, 2024.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $114.6 million and $191.0 million at March 31, 2025, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of March 31, 2025. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate and contractual repricing dates. As of March 31, 2025, approximately 24% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$337,636	$109,303	$42,302	$489,241
Real estate:
CRE - owner occupied	35,378	221,936	359,511	616,825
CRE - non-owner occupied	66,638	547,500	749,137	1,363,275
Land and construction	127,541	6,177	2,388	136,106
Home equity	4,645	21,026	93,467	119,138
Multifamily	11,030	145,838	127,642	284,510
Residential mortgages	6,855	16,858	441,617	465,330
Consumer and other	10,552	1,991	198	12,741
Loans	$600,275	$1,070,629	$1,816,262	$3,487,166

Loans with variable interest rates	$439,486	171,478	228,200	$839,164
Loans with fixed interest rates	160,789	899,151	1,588,062	2,648,002
Loans	$600,275	$1,070,629	$1,816,262	$3,487,166

Loan Servicing

As of March 31, 2025 and 2024, SBA loans that the Company serviced for others totaled $61.4 million and $52.9 million, respectively. Activity for loan servicing rights was as follows for the periods indicated

:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Beginning of period balance	$344	$415
Additions	17	41
Amortization	(46)	(64)
End of period balance	$315	$392

Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2025 and 2024, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Beginning of period balance	$82	$117
Unrealized holding loss	(20)	(7)
End of period balance	$62	$110

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

	March 31, 2025
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$5,208	$1,334	$442	$6,984	$482,257	$489,241
Real estate:
CRE - Owner Occupied	—	—	—	—	616,825	616,825
CRE - Non-Owner Occupied	—	—	—	—	1,363,275	1,363,275
Land and construction	—	—	4,793	4,793	131,313	136,106
Home equity	—	—	730	730	118,408	119,138
Multifamily	—	—	—	—	284,510	284,510
Residential mortgages	845	—	—	845	464,485	465,330
Consumer and other	—	—	197	197	12,544	12,741
Total	$6,053	$1,334	$6,162	$13,549	$3,473,617	$3,487,166

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120

The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Past due nonaccrual loans	$5,942	$7,068
Current nonaccrual loans	102	110
Total nonaccrual loans	$6,044	$7,178

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

There were no foreclosed assets on the balance sheet at March 31, 2025, March 31, 2024, or December 31, 2024. There were no CRE loans in NPAs at March 31, 2025, March 31, 2024, or December 31, 2024. There were no Shared National Credits or material purchased participations included in NPAs or total loans at March 31, 2025, March 31, 2024, or December 31, 2024.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2025	2024	2024

	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$6,044	$5,920	$7,178
Loans 90 days past due and still accruing	268	1,951	489
Total nonperforming loans	6,312	7,871	7,667
Foreclosed assets	—	—	—
Total nonperforming assets	$6,312	$7,871	$7,667

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.18%	0.24%	0.22%
Nonperforming assets as a percentage of total assets	0.11%	0.15%	0.14%

The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the dates indicated:

	March 31, 2025
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$173	$151	$268	$592
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,793	—	—	4,793
Home equity	730	—	—	730
Consumer and other	—	197	—	197
Total	$5,696	$348	$268	$6,312

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total

	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Multifamily	—	—	—	—
Residential mortgages	—	—	—	—
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667

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

The amortized cost basis of collateral-dependent loans at March 31, 2025 was $348,000, of which $151,000 were secured by business assets and $197,000 were unsecured. The amortized cost basis of collateral-dependent loans at December 31, 2024 was $701,000 and were secured by business assets.

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

Classified loans were $40.0 million, or 0.73% of total assets, at March 31, 2025, compared to $35.4 million, or 0.67% of total assets, at March 31, 2024, and $41.7 million, or 0.74% of total assets at December 31, 2024. The increase in classified assets from March 31, 2024 was primarily the result of one downgraded owner occupied CRE credit, and a number of residential related loans during the fourth quarter of 2024. The loans are well-collateralized and we do not anticipate to incur losses as a result of the downgrades of these loans.

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

The allowance level is influenced by loan volumes, loan risk rating migration or delinquency status, changes in historical loss experience, and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics. Descriptions of the Company’s loan portfolio segments are included in Note 1 “Summary of Significant Accounting Policies – Allowance for Credit Losses on Loans” of the 2024 Form 10-K.

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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended March 31, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Charge-offs	(1,038)	—	—	—	—	—	—	—	(1,038)
Recoveries	42	4	—	—	27	—	—	—	73
Net (charge-offs) recoveries	(996)	4	—	—	27	—	—	—	(965)
Provision for (recapture of)
credit losses on loans	(19)	955	(733)	274	7	(416)	245	(39)	274
End of period balance	$5,045	$6,184	$26,046	$1,674	$832	$4,319	$3,863	$299	$48,262
Percent of ACLL to Total ACLL
at end of period	10%	13%	54%	3%	2%	9%	8%	1%	100%

	Three Months Ended March 31, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(358)	—	—	—	—	—	—	—	(358)
Recoveries	82	4	—	—	18	—	—	—	104
Net (charge-offs) recoveries	(276)	4	—	—	18	—	—	—	(254)
Provision for (recapture of)
credit losses on loans	(548)	16	1,086	(470)	91	(744)	774	(21)	184
End of period balance	$5,029	$5,141	$26,409	$1,882	$753	$4,309	$4,199	$166	$47,888
Percent of ACLL to Total ACLL
at end of period	10%	11%	55%	4%	2%	9%	9%	< 1%	100%

The decrease in the allowance for credit losses on loans of $691,000 for the three months ended March 31, 2025, compared to December 31, 2024, was primarily attributed to a decrease of $125,000 in the reserve for pooled loans, and a decrease of $566,000 in specific reserves for individually evaluated loans.

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

	March 31,
	2025		2024		December 31, 2024
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans

	(Dollars in thousands)
Commercial	$5,045	14%	$5,029	14%	$6,060	15%
Real estate:
CRE - owner occupied	6,184	18%	5,141	17%	5,225	17%
CRE - non-owner occupied	26,046	39%	26,409	38%	26,779	38%
Land and construction	1,674	4%	1,882	4%	1,400	4%
Home equity	832	3%	753	4%	798	4%
Multifamily	4,319	8%	4,309	8%	4,735	8%
Residential mortgages	3,863	13%	4,199	15%	3,618	14%
Consumer and other	299	1%	166	< 1%	338	<1%
Total	$48,262	100%	$47,888	100%	$48,953	100%

The ACLL totaled $48.3 million, or 1.38% of total loans at March 31, 2025, compared to $47.9million, or 1.44% of total loans at March 31, 2024, and $49.0 million, or 1.40% of total loans at December 31, 2024. The ACLL was 764.61% of nonperforming loans at March 31, 2025, compared to 608.41% of nonperforming loans at March 31, 2024, and 638.49% of nonperforming loans at December 31, 2024. The Company had net charge-offs of $965,000, or 0.11% of average loans, for the first quarter of 2025, compared to net charge-offs of $254,000 or 0.03% of average loans, for the first quarter of 2024, and net charge-offs of $197,000, or 0.02% of average loans, for the fourth quarter of 2024.

More than half of the net charge-offs for the first quarter of 2025 related to one commercial contractor that was previously reserved for during the fourth quarter of 2024. The remaining charge-offs were related to five different small businesses in a variety of industries. Four loans were underwritten using a scored small business product whose underwriting guidelines have been tightened since the loans were made.

The following table shows the drivers of change in ACLL for the first quarter of 2025:

(Dollars in thousands)
ACLL at December 31, 2024	$48,953
Portfolio changes during the first quarter of 2025	(299)
Qualitative and quantitative changes during the first
quarter of 2025 including changes in economic forecasts	(392)
ACLL at March 31, 2025	$48,262

Leases

The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities included $29.2 million and $30.6 million at March 31, 2025 and December 31, 2024, respectively, as a result of recognizing right-of-use assets, which are included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. See Note 16 to the consolidated financial statements.

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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits at the dates indicated:

	March 31, 2025		March 31, 2024		December 31, 2024
	Balance	% to Total	Balance	% to Total	Balance	% to Total

	(Dollars in thousands)
Demand, noninterest-bearing	$1,128,593	24%	$1,242,059	28%	$1,214,192	25%
Demand, interest-bearing	949,068	20%	925,100	21%	936,587	19%
Savings and money market	1,353,293	29%	1,124,900	25%	1,325,923	28%
Time deposits — under $250	37,592	1%	38,105	1%	38,988	1%
Time deposits — $250 and over	213,357	5%	200,739	4%	206,755	4%
ICS/CDARS — interest-bearing demand,
money market and time deposits	1,001,365	21%	913,757	21%	1,097,586	23%
Total deposits	$4,683,268	100%	$4,444,660	100%	$4,820,031	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at March 31, 2025, March 31, 2024, and December 31, 2024.

Total deposits increased $238.6 million, or 5%, to $4.7 billion at March 31, 2025, from $4.4 billion at March 31, 2024. Total deposits decreased $136.8 million, or 3%, from $4.8 billion at December 31, 2024.

The Company had 25,471 deposits accounts at March 31, 2025, with an average balance of $184,000, compared to 24,730 deposit accounts at March 31, 2024, with an average balance of $180,000. At December 31, 2024, the Company had 25,427 deposit accounts, with an average balance of $190,000.

Deposits from the Bank’s top 100 client relationships, representing 22% of total number of accounts, totaled $2.1 billion, representing 45% of total deposits, with an average account size of $376,000 at March 31, 2025. At March 31, 2024, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.1 billion, representing 46% of total deposits, with an average account size of $384,000. At December 31, 2024, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.2 billion, representing 47% of total deposits, with an average account size of $400,000 at December 31, 2024.

The Bank’s uninsured deposits were approximately $2.1 billion, or 45% of the Company’s total deposits, at March 31, 2025, compared to $2.0 billion, or 45% of the Company’s total deposits, at March 31, 2024, and $ 2.2 billion, or 45% of total deposits at December 31, 2024.

At March 31, 2025, the $1.0 billion ICS/CDARS deposits comprised of $423.8 million of interest-bearing demand deposits, $273.7 million of money market accounts and $303.8 million of time deposits. At March 31, 2024, the $913.8 million ICS/CDARS deposits comprised $435.7 million of interest-bearing demand deposits, $228.8 million of money market accounts and $249.3 million of time deposits. At December 31, 2024, the $1.10 billion ICS/CDARS deposits were comprised of $433.4 million of interest-bearing demand deposits, $345.5 million of money market accounts and $318.7 million of time deposits.

The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of March 31, 2025:

	Balance	% of Total

	(Dollars in thousands)
Three months or less	$52,054	34%
Over three months through six months	19,765	13%
Over six months through twelve months	65,313	43%
Over twelve months	15,476	10%
Total	$152,608	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Return on average assets	0.85%	0.79%
Return on average tangible assets(1)	0.88%	0.82%
Return on average equity	6.81%	6.08%
Return on average tangible common equity(1)	9.09%	8.24%
Average equity to average assets ratio	12.46%	12.98%
(1)	This is a non-GAAP financial measure.

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

One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 74.45% at March 31, 2025, compared to 75.06% at March 31, 2024, and 72.45% at December 31, 2024.

The Company’s total liquidity and borrowing capacity at March 31, 2025 was $3.2 billion, all of which remained available. The available liquidity and borrowing capacity included $2.3 billion in Federal funds purchase arrangements and lines of credit, $698.4 million of excess funds at the FRB, and $238.6 million of unpledged investment securities, at fair value, at March 31, 2025. The available liquidity and borrowing capacity was 68% of the Company’s total deposits and approximately 151% of the Bank’s estimated uninsured deposits, at March 31, 2025.

HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC can also borrow from the FRB discount window. In additions, The Company has a line of credit with a correspondent bank. The following table shows the collateral value of loans and securities pledged for the lines of credit (if collateralized), total available lines of credit, the amounts outstanding, and the remaining available at the dates indicated:

	March 31, 2025
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,229,471	$806,909	$—	$806,909
FRB discount window collateralized line of credit	1,696,635	1,347,908	—	1,347,908
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
	$2,926,106	$2,269,817	$—	$2,269,817

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,989,115	$2,313,909	$—	$2,313,909

HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2025 and December 31, 2024.

Capital Resources

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve and the FDIC, establish a risk adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

On July 25, 2024, the Company announced that its Board of Directors adopted a share repurchase program (the “Repurchase Program”) under which the Company is authorized to repurchase up to $15.0 million of the Company’s shares of its issued and outstanding common stock. Unless otherwise suspended or terminated, the Repurchase Program expires on July 31, 2025. The Company did not repurchase any of its common stock during the first quarter of 2025.

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $309,000, totaled $39.7 million at March 31, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements at the dates indicated:

	March 31,	March 31,	December 31,
	2025	2024	2024

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$527,666	$513,473	$524,204
Additional Tier 1 capital	—	—	—
Tier 1 Capital	527,666	513,473	524,204
Tier 2 Capital	88,109	85,322	86,439
Total Capital	$615,775	$598,795	$610,643

Risk-weighted assets	$3,872,893	$3,831,110	$3,917,931
Average assets for capital purposes	$5,388,729	$5,010,331	$5,436,274

Capital ratios:
Total Capital	15.9%	15.6%	15.6%
Tier 1 Capital	13.6%	13.4%	13.4%
Common equity Tier 1 Capital	13.6%	13.4%	13.4%
Tier 1 Leverage(1)	9.8%	10.2%	9.6%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements at the dates indicated:

	March 31,	March 31,	December 31,
	2025	2024	2024

	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$547,101	$531,736	$543,872
Additional Tier 1 capital	—	—	—
Tier 1 Capital	547,101	531,736	543,872
Tier 2 Capital	48,392	45,783	46,786
Total Capital	$595,493	$577,519	$590,658

Risk-weighted assets	$3,870,793	$3,829,097	$3,914,648
Average assets for capital purposes	$5,385,445	$5,006,917	$5,432,806

Capital ratios:
Total Capital	15.4%	15.1%	15.1%
Tier 1 Capital	14.1%	13.9%	13.9%
Common Equity Tier 1 Capital	14.1%	13.9%	13.9%
Tier 1 Leverage(1)	10.2%	10.6%	10.0%

(1)	Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

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

At March 31, 2025, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2025, March 31, 2024, and December 31, 2024, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since March 31, 2025, that management believes have changed the categorization of the Company or HBC as well-capitalized.

At March 31, 2025, the Company had total shareholders’ equity of $696.2 million, compared to $676.3 million at March 31, 2024, and $ 689.7 million at December 31, 2024. At March 31, 2025, total shareholders’ equity included

$511.6 million in common stock, $191.4 million in retained earnings, and $6.8 million of accumulated other comprehensive loss. The book value per share was $11.30 at March 31, 2025, compared to $11.04 at March 31, 2024, and $11.24 at December 31, 2024. The tangible book value per share was $8.48 at March 31, 2025, compared to $8.17 at March 31, 2024, and $8.41 at December 31, 2024. Tangible book value per share is a non-GAAP financial measure.

The following table reflects the components of accumulated other comprehensive loss, net of taxes, at the dates indicated:

	March 31,		December 31,
Accumulated Other Comprehensive Loss	2025	2024	2024

	(Dollars in thousands)
Unrealized loss on securities available-for-sale	$(2,288)	$(6,936)	$(3,656)
Split dollar insurance contracts liability	(2,404)	(2,861)	(2,339)
Supplemental executive retirement plan liability	(2,164)	(2,874)	(2,173)
Unrealized gain on interest-only strip from SBA loans	49	83	63
Total accumulated other comprehensive loss	$(6,807)	$(12,588)	$(8,105)

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

Interest Rate Management

The Company’s market risk exposure is primarily that of interest rate risk. Interest rate risk arises when the maturity or re-pricing periods and interest rate indices of the interest-earning assets and interest-bearing liabilities are different. It is the risk that changes in the level of market interest rates will result in disproportionate changes in the value of, and the net earnings generated from, the Company’s interest-earning assets and interest-bearing liabilities. Management has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

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

The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity (a non-GAAP financial measure) that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix as of March 31, 2025:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$17,469	9.1%
+300	$13,050	6.8%
+200	$8,660	4.5%
+100	$4,285	2.2%
0	—	—
−100	$(6,508)	(3.4)%
−200	$(15,796)	(8.3)%
−300	$(27,419)	(14.3)%
−400	$(44,448)	(23.2)%

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity(1)
Change in Interest Rates	Amount	Percent

(basis points)	(Dollars in thousands)
+400	$64,497	4.9%
+300	$56,585	4.3%
+200	$43,975	3.3%
+100	$25,709	2.0%
0	—	—
−100	$(51,478)	(3.9)%
−200	$(132,425)	(10.1)%
−300	$(234,790)	(17.9)%
−400	$(357,927)	(27.2)%
(1)	Computations of prospective effects of hypothetical interest rate changes are for illustrative purposes only, are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the “Cautionary Note Regarding Forward-Looking Statements” on page 3. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could affect any actual impact on net interest income.

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

The following table summarizes components of FTE net interest income of the Company for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Net interest income before provision for
credit losses on loans (GAAP)	$43,360	$39,502
Tax-equivalent adjustment on securities - exempt from Federal tax	58	60
Net interest income, FTE (non-GAAP)	$43,418	$39,562

Average balance of total interest earning assets	$5,188,317	$4,810,505

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.39%	3.30%

Net interest margin, FTE (annualized net interest income, FTE, divided by the
average balance of total interest earnings assets) (non-GAAP)	3.39%	3.31%

Management views its non-GAAP PPNR as a key metric for assessing the Company’s earnings power. The following table summarizes the components of PPNR for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Net interest income before credit losses on loans	$43,360	$39,502
Noninterest income	2,696	2,638
Total revenue	46,056	$42,140
Less: Noninterest expense	(29,456)	(27,536)
Pre-provision net revenue (non-GAAP)	$16,600	$14,604

The efficiency ratio is a non-GAAP financial measure, which is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of the efficiency ratio of the Company for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Noninterest expense	$29,456	$27,536

Net interest income before provision for credit losses on loans	$43,360	$39,502
Noninterest income	2,696	2,638
Total revenue	$46,056	$42,140

Efficiency ratio (noninterest expense divided by total revenue) (non-GAAP)	63.96%	65.34%

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

	Three Months Ended
	March 31,
	2025	2024

	(Dollars in thousands)
Net income	$11,626	$10,166

Average tangible assets components:
Average Assets (GAAP)	$5,559,896	$5,178,636
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(6,264)	(8,408)
Total Average Tangible Assets (non-GAAP)	$5,386,001	$5,002,597

Annualized return on average tangible assets (non-GAAP)	0.88%	0.82%

Average tangible common equity components:
Average Equity (GAAP)	$692,733	$672,292
Less: Goodwill	(167,631)	(167,631)
Less: Other Intangible Assets	(6,264)	(8,408)
Total Average Tangible Common Equity (non-GAAP)	$518,838	$496,253

Annualized return on average tangible common equity (non-GAAP)	9.09%	8.24%

The following table summarizes components of the tangible common equity to tangible assets ratio of the Company at the dates indicated:

	March 31,	March 31,	December 31,
	2025	2024	2024

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$696,190	$676,296	$689,727
Less: Preferred Stock	—	—	—
Total Common Equity	696,190	676,296	689,727
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,986)	(8,074)	(6,439)
Total Tangible Common Equity (non-GAAP)	$522,573	$500,591	$515,657

Asset components:
Total Assets (GAAP)	$5,514,255	$5,256,074	$5,645,006
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,986)	(8,074)	(6,439)
Total Tangible Assets (non-GAAP)	$5,340,638	$5,080,369	$5,470,936

Tangible common equity / tangible assets (non-GAAP)	9.78%	9.85%	9.43%

The following table summarizes components of the tangible common equity to tangible assets ratio of HBC at the dates indicated:

	March 31,	March 31,	December 31,
	2025	2024	2024

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$715,605	$694,543	$709,379
Less: Preferred Stock	—	—	—
Total Common Equity	715,605	694,543	709,379
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,986)	(8,074)	(6,439)
Total Tangible Common Equity (non-GAAP)	$541,988	$518,838	$535,309

Asset components:
Total Assets (GAAP)	$5,512,160	$5,254,044	$5,641,646
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,986)	(8,074)	(6,439)
Total Tangible Assets (non-GAAP)	$5,338,543	$5,078,339	$5,467,576

Tangible common equity / tangible assets (non-GAAP)	10.15%	10.22%	9.79%

The following table summarizes components of the tangible book value per share of the Company at the dates indicated:

	March 31,	March 31,	December 31,
	2025	2024	2024

	(Dollars in thousands, except per share amounts)
Capital components:
Total Equity (GAAP)	$696,190	$676,296	$689,727
Less: Preferred Stock	—	—	—
Total Common Equity	696,190	676,296	689,727
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,986)	(8,074)	(6,439)
Total Tangible Common Equity (non-GAAP)	$522,573	$500,591	$515,657

Common shares outstanding at period-end	61,611,121	61,253,625	61,348,095

Tangible book value per share (non-GAAP)	$8.48	$8.17	$8.41

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Market Risk” and “—Interest Rate Management” of this Report.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at March 31, 2025, the period covered by this Report.

In designing and evaluating disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the three months ended March 31, 2025, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, and lead to attempts by third parties to seek similar claims. As of March 31, 2025, we were party to no litigation that we believe to be material to our business, financial condition, results of operations, or cash flows.

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

Summary of Risk Factors

Risks Related to Our Reputation and Operations

●	Interruptions, cyberattacks, fraud and other security breaches
●	Difficulties from our third-party providers
●	Failure to attract and retain well-qualified directors, management and other skilled professionals
●	The soundness of other financial institutions
●	Failure of our risk management framework
●	Team member misconduct
●	Inaccurate information provided to us by clients or counterparties
●	Environmental, social and governance practices
●	Severe weather, natural disasters, pandemics, acts of war or terrorism, social unrest and other external events

Risks Related to Our Business

●	Geographic concentration in the Greater San Francisco Bay Area
●	Failure to maintain a favorable reputation with our clients and communities

Risks Related to Our Loans

●	Negative changes affecting real estate values and liquidity
●	Risks involved with land and construction development loans
●	Increased scrutiny by regulators of commercial real estate concentrations
●	Unreliability of loan appraisals used in real property loan decisions
●	Commercial loans are more sensitive to the borrower’s successful operations or property development
●	Small and medium business loans are subject to greater risks from adverse business developments

Risks Related to Our SBA Loan Program

●	Dependence on U.S. federal government SBA loan program
●	Recognition of gains on sale of loans and servicing asset valuations reflect certain assumptions we use

Risks Related to Our Credit Quality

●	Managing credit risk
●	The allowance for credit losses on loans may be insufficient to absorb potential losses in our loan portfolio
●	Nonperforming assets can affect our financial results and require management time to resolve
●	Exposure to environmental liabilities on foreclosed real estate collateral

Risks Related to our Growth Strategy

●	Risks associated with acquisitions, including availability of suitable targets and integration risks
●	Impairment of the goodwill recorded from an acquisition
●	Managing our branch growth strategy
●	Managing risks of adding new lines of business and new products

Risks Related to Our Financial Strength and Liquidity

●	Actual or perceived reduction in our financial strength
●	Increased challenges in credit markets
●	Fluctuations in interest rates may reduce net income and impact our business

●	Failure to maintain effective internal controls over financial reporting
●	Significant deferred tax assets may not be fully realized
●	Unrealized losses on our securities portfolio, particularly from the impact of increased interest rates on our securities available-for-sale portfolio
●	Adverse changes in credit ratings
●	Liquidity risks, particularly from limited access to lines of credit, deposits, and other traditional forms of funding

Risks Related to Our Capital

●	More stringent capital requirements

Risks Related to Our Legal and Regulatory Environment

●	Complexity and scope of regulatory oversight and the costs of managing compliance with applicable laws and regulations
●	Changes in accounting standards
●	Risks of uninsured liabilities and reputational harm in the event of regulatory sanctions or litigation
●	Inaccurate or inadequate estimates regarding expected losses from litigation
●	Costs and effects of litigation, investigations or similar matters
●	Costs and risks associated with potential data breaches and associated litigation or regulatory actions

Risks from Competition

●	Competition for client deposits and other business
●	Rapid technological developments in the financial services industry

Risks Related to Our Common Stock

●	Investment in our common stock is not an insured deposit
●	Dilution affect resulting from the issuance of common stock consideration for acquisitions
●	Limited trading volume
●	Volatile trading price of our common stock
●	Dividends may change without notice and payment thereof is subject to restrictions
●	Limitations on director liability for monetary damages for failure to exercise their fiduciary duty
●	Issuance of preferred stock which may have rights and preferences over our common stock
●	Holders of our debt obligations may have rights and preferences over holders of our common stock
●	Our charter documents and California law may have an anti-takeover effect limiting changes of control

Risks Relating to Our Reputation and Operations

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

We depend to a significant extent on relationships with third-party service providers. Specifically, we utilize third-party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third-party service providers. These types of third-party relationships are subject to increasingly demanding regulatory requirements that require us to maintain and continue to enhance our due diligence and ongoing monitoring and control over our third-party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs or which may be impracticable. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third-party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyberattack or other security breach. We expect that our regulators would hold us responsible for deficiencies of our third-party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or client remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Commercial banking requires substantial board and management expertise, knowledge, and community and industry relationships. If we cannot retain our existing Board or leadership team or recruit experienced, well-qualified successors, our business may suffer.

Our success depends, in large degree, on the skills of our Board and management team and our ability to retain, recruit and motivate key directors, officers and team members. Our Board and senior management team have significant industry experience, as well as significant experience in our local markets, and their knowledge and relationships would be difficult to replace. We recently We recently hired a new Chief Operating Officer and we have previously announced a recruitment process for a successor to our longtime Chief Financial Officer. We have announced the retirements of two directors, and we are conducting a search for qualified successors to these positions. These succession plans, and the performance of the executives hired as a result thereof, may also result in a distraction from other critical management functions in one or both of those leadership positions. Additional Board and/or leadership changes will occur from time to time, and we cannot always anticipate or control the timing of these changes, Similarly, we cannot offer assurance that we would be able to recruit additional qualified personnel on a timely basis, either to fill vacancies created by departures or to grow our executive team to respond to and prepare for the expansion of our business. Competition for directors, senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase. Our ability to compete effectively for senior executives and other qualified leadership personnel may increase our compensation and administrative expenses and may be restricted by applicable banking laws and regulations. The loss of the services of any director, senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

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

Several high-profile bank failures within recent years, including two of our regional competitors, have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted client confidence in the safety and soundness in the financial services industry. We cannot offer assurances that the risks underlying negative publicity and public opinion have ameliorated or that adverse media stories, other bank failures, or geopolitical and market conditions will not exacerbate or continue these conditions. Partly as a result of these conditions, some community and regional bank depositors have chosen to place their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, all of which have unfavorably affected, and may continue to materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Further, any current or future measures announced by the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation (“FDIC”) intended to reassure depositors of the availability of their deposits may not be successful in restoring client confidence in the banking system.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. Some of the information regarding clients provided to us is also used in our proprietary credit decision making and scoring models, which we use to determine whether to do business with clients. Further, the risk profiles of such clients may subsequently be utilized by counterparties who may lend us capital to fund our operations. We may also rely on representations of clients and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our clients’ representations that their financial statements conform to stated accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the client. We also may rely on client representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Whether a misrepresentation is made by the applicant, another third party or one of our team members, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could have a material adverse effect on our business, financial condition and results of operations.

Evolving expectations from clients, regulators, investors, and other stakeholders about our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

In recent years, clients, regulators, investors, and other stakeholders have more heavily scrutinized public companies’ environmental, social and governance (“ESG”) practices and the related disclosures. Changes in the incoming Presidential administration have added to uncertainties about the level and extent of these disclosure obligations, and uncertainties remain regarding whether and to what extent companies should focus on these disclosures, as well as on the underlying conduct and strategies. These stakeholders often consider, and place varying degrees of emphasis upon, these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Moreover, the last few years have witnessed an increase in anti-ESG measures and proposals by investor advocacy groups, shareholders and policymakers. The potential impact of administrative policies and stakeholder emphasis, and the related policies and priorities as they may affect the financial services industry, cannot be predicted at this time. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

Severe weather, natural disasters, pandemics, acts of war or terrorism, social unrest and other external events could significantly impact our operations.

Severe weather, natural disasters (including fires, earthquakes, and floods), wide spread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, social unrest and other adverse external events have had in the past and could have in the future a significant impact on our ability to conduct business and create significant volatility and disruption in global and U.S. economies. Such events could affect the financial markets, reduce access to liquidity, impair our client’s financial condition, affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The majority of our branches are located in the San Jose, San

Francisco, Oakland areas, which in the past have experienced both severe earthquakes and wildfires. Further, other areas of California, particularly including the Los Angeles Basin, have recently experienced extensive losses and business interruptions as a result of a well-publicized series of wildfires, and these and other areas that affect our markets, our customers, and the collateral securing our loans present significant risk to our operations and our assets. We do not carry earthquake insurance on our properties, and we do not require customers to carry such insurance on the real property that secures our mortgage and commercial real estate loans. Fire insurance, which we do carry on our properties and which we require our customers to carry, may prove inadequate to insure fully against potential losses. Accordingly, earthquakes, wildfires or other natural disasters could severely disrupt our operations. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At March 31, 2025, approximately $3.0 billion, or 85% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $616.8 million, or 18% of total loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, fluctuations in vacancy rates, changes in tax laws and other governmental statutes, regulations and policies, access to insurance coverage, and acts of nature, such as wildfires, earthquakes and other natural disasters or adverse events. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.

Our land and construction development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At March 31, 2025, land and construction loans, (including land acquisition and development loans) totaled $136.1 million or 4% of our portfolio. Of these loans, 17% were comprised of owner occupied and 83% non-owner occupied land and construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

At March 31, 2025, commercial loans totaled $489.2 million or 14% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables). Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment and may incorporate a personal guarantee. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Thus, HBC’s borrowers and their guarantors could be adversely impacted by a downturn in these sectors of the economy which could further impact the borrower’s ability to repay their loans. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

At March 31, 2025, SBA loans totaled $29.6 million, which are included in the commercial loan portfolio. SBA loans held-for-sale totaled $1.9 million at March 31, 2025. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our clients to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.

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

We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended March 31, 2025 was $98,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, financial condition and results of operations.

We originated $11.2 million of SBA loans for the year ended March 31, 2025. We sold $1.0 million of the guaranteed portion of our SBA loans for the quarter ended March 31, 2025. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of March 31, 2025, we held $31.5 million of SBA loans (including loans held-for-sale) on our balance sheet, $17.2 million of which consisted of the non-guaranteed portion of SBA loans, and $14.3 million of which consisted of the guaranteed portion of SBA loans. At March 31, 2025, $1.9 million, or 5.99%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2025. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance, which reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses was $48.3 million, or 1.38% expressed as a percentage of loans, at March 31, 2025. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $274,000 for the quarter ended March 31, 2025. The processes we use to estimate the allowance for credit losses on loans and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models which takes into account known risks, composition and growth of the loan portfolio and economic forecasts. These models may not be accurate, particularly in times of market stress, unforeseen circumstances or due to flaws in the model’s design or implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining the allowance for credit losses on loans are inadequate, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2025, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest) totaled $6.3 million, or 0.18% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) also totaled $6.3 million, or 0.11% of total assets.

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

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. At March 31, 2025, our acquisition-related goodwill as reflected on our balance sheet was $167.6 million. Management assesses whether it is necessary to perform a quantitative impairment test of goodwill on a quarterly basis. In addition, the Company hires a third-party vendor to test goodwill for impairment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount (book value) of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Changing interest rates, economic conditions and tariff policies, and the effects on our current and future borrowers have adversely affected, and in the future may adversely affect, our loan portfolio and may result in losses or increasing provision expense.

With the succession of a new Presidential administration in January 2025, the United States has experienced a substantial shift in executive branch policies that may have an adverse impact on our borrowers and, accordingly, on the performance of our loan portfolio. These shifts, many of which are ongoing and are subject to extensive litigation and uncertainties as to timing and effect, pose risks to a wide variety of business and individual customers. The application of tariffs announced by the federal government have a pronounced effects on business customers, particularly those dependent on exports and imports, and also have implications for economic conditions that are affected by employment and interest rates.

These events also appear to have created caution in both the equity capital markets and in the interest rate environment. Although the Federal Reserve System (commonly referred to as “the Fed”) has recently made modest incremental reductions in benchmark interest rates, the current interest rate environment remains significantly elevated from those of the recent past, and recent indications as of the date of this Report are that further reductions are unlikely in the near future. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, clients and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income.

During the third and fourth quarters of 2024, the Federal Reserve Open Markets Committee cut benchmark interest rates three times and for the first time since 2020. Although the Fed has indicated after its meetings in January and March, 2025, that economic conditions appeared to have stabilized, the committee held benchmark rates stead, and, as a result, we are unable to predict changes in future interest rates. Further, even if adjustments are made, the effect on overall markets remains uncertain, and reflect in part a perceived increase in risks of political instability associated with the new presidential administration and subsequent governmental and economic reactions. If rates resume increasing, or if they continue to remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans. Further, borrowers may defer additional borrowing decisions pending the resolution of both the political uncertainties and the potential for further market adjustments in response to those matters and to general economic conditions.

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

An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Tariffs and other economic conditions may also increase the risk of our borrowers’ ability to perform according to the terms of their loans. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At March 31, 2025, we had a net deferred tax asset of $25.3 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

Fluctuations in market interest rates may have a material effect on the value of the Company’s securities portfolio.

As of March 31, 2025, the fair value of our securities portfolio was approximately $867.2 million, of which approximately $371.0 million were categorized as available-for-sale. Fixed-rate investment securities, such as bonds, treasuries and mortgage-backed securities, generally decline in value when interest rates rise above the rates applicable to such securities. Correspondingly, declining interest rates tend to increase the value of fixed-rate securities issued in times of relatively higher rates, but those declines also affect our net interest income because they force us to pay above-market rates on certificates of deposit and other longer-term obligations, and clients tend to exit those investments less frequently under those conditions because their earning capacity in other investments is relatively less attractive.

In response to inflationary pressures and other general economic conditions, the Federal Open Market Committee of the Board of Governors of the Fed rapidly and significantly increased interest rates between early 2022 and mid-2024, which resulted in declines in the carrying value of both our held-to-maturity and, particularly, our available-for-sale securities portfolios. Market interest rates have declined modestly in response to the Fed’s recent interest rate reductions. However, reductions in benchmark rates that were widely expected in early 2025 have not yet materialized, and the economy remains highly uncertain with respect to various factors, including inflation and employment statistics. It is thus extremely difficult for management to predict when, to what degree, or in which direction the Fed may attempt to adjust rates further. Such fluctuations have in the past resulted in declines, and in the future may cause further declines, in the carrying value of our available-for-sale securities portfolio and our portfolio of fixed rate loans, as well as the value of securities pledged as collateral for certain borrowing lines. These trends can be exacerbated if the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth. Correspondingly, additional rate reductions may affect our net interest income as we seek to price our deposit products in a way that remains competitive and attractive to clients, while also mitigating the risk that future declines may leave us with elevated borrowing costs.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Federal Reserve and the California Department of Financial Protection and Innovation, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Further, California law permits certain categories of plaintiffs, particularly current and former employees or customers, to assert private rights of action under California’s Private Attorney General Act, or PAGA, even if government authorities do not make such claims. Many of the applicable laws are complex, especially those governing fair lending, predatory or unfair or deceptive practices, and other consumer-focused practices, as well as labor and employment matters. Similarly, these laws and regulations have expanded substantially in terms of scope and complexity in recent years, and this expansion can be expected to continue. The complexity of those rules creates additional potential liability for us because noncompliance could result in significant regulatory action, including restrictions on operations and fines, and could lead to class action lawsuits from shareholders, consumers and employees. In addition, various states, particularly California, where substantially all our operations and banking activities take place, have their own laws and regulations governing a wide area of our business that may differ significantly from federal laws and regulations or from the laws or regulations of other states. These state-specific regulations include heightened data privacy, labor and employment law and consumer protection regulations, and the cost of complying with state rules that differ from federal rules can significantly increase compliance costs. Further, in certain instances, such as lending and deposit activities that involve customers or assets located in other states, we may be subject to the laws of those jurisdictions, which may vary from, or in limited circumstances may be in conflict with, California law.

Our consumer business, including our mortgage and other consumer lending and non-lending businesses, is also governed by policies enacted or regulations adopted by the Consumer Financial Protection Bureay, or CFPB, which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. Our regulators, including the FDIC, use interpretations from the CFPB and relevant statutory citations in certain parts of their assessments of our regulatory compliance, including the Real Estate Settlement Procedures Act, the Final Integrated Disclosure Rule, known as TRID, and the Home Mortgage Disclosure Act, adding to the complexity of our regulatory requirements, increasing our data collection requirements and increasing our costs of compliance. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or administrative agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate, and changes to our regulatory environment are often driven by shifts of political power in the federal government. In addition, we are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their interpretation of various laws and regulations and in their supervisory and enforcement activities, including the authority to restrict our operations and certain corporate actions. Administrative and judicial interpretations of the rules that apply to our business may change the way such rules are applied, which also increases our compliance risk if the interpretation differs from our understanding or prior practice. Moreover, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal “guidance” such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that could affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability and may create operational and legal risks that are difficult to anticipate or to mitigate.

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

Significant legal claims or regulatory actions could subject us to substantial uninsured liabilities and reputational harm and have a material adverse effect on our business and results of operations.

We are from time to time subject to legal claims or regulatory actions related to our operations. These matters may include supervisory or enforcement actions by our regulators, criminal proceedings by prosecutorial authorities, claims by customers or by current or former employees. Civil claims may be asserted as class, collective and representative actions, as well as certain claims that may be asserted under PAGA. We also may be subject to environmental lawsuits or enforcement actions arising in connection with property that we may acquire and hold following a foreclosure action in the course of our business. Such actions can pose substantial management distraction and could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs.

To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil monetary penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by customers, employees or former employees, whether under state or federal labor and employment laws or regulations. In addition, such insurance coverage may not continue to be available to us at a reasonable cost or at all. Further, in some cases carriers may deny or contest coverage for claims that we expect to be fully or partially insured. As a result of any or a combination of these factors, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, financial condition, results of operations and capital position. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, prospects, financial condition, results of operations and capital position.

We make estimates from time to time regarding expected losses from litigation, and those estimates may prove inaccurate or inadequate.

Our financial statements may, from time to time, reflect management’s estimates of costs that may be incurred in various litigation matters. Generally speaking, we expense our litigation costs, such as attorney fees, as they are incurred. We also record an expense to establish and maintain a reserve for contingent losses based upon a determination that a liability is probable that a loss will be incurred and when the amount of the loss is reasonably estimable. As with all accounting estimates, loss contingencies estimates reflect judgments as to the potential value of currently known exposures, and they are subject to change based upon developing facts and circumstances. Accordingly, we may adjust estimates to reflect our current expectations based on information that is subject to change, and these estimates may prove inadequate. If we incur a loss that exceeds the amount of an established reserve, or if our estimates are insufficient to reflect the actual amount of a loss, we will record an expense to reflect the incurrence of that loss to the extent it exceeds then-existing reserves, if any. Losses that are larger than estimated, or that were not predicted or anticipated by management, may therefore have a material adverse impact on our business, financial condition or results of operations.

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

The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Report. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock, some of which are out of our control. Among the factors that could affect our stock price are:

●	changes in business and economic condition;

●	actual or anticipated quarterly fluctuations in our operating results and financial condition;

●	actual occurrence of one or more of the risk factors outlined above;

●

recommendations by securities analysts, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

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

HCC is a separate and distinct legal entity from HBC. We receive substantially all of our revenue from dividends paid to us by HBC, which we use as the principal source of funds to pay our expenses and to pay dividends to our shareholders, if any. Various federal and/or state laws and regulations limit the amount of dividends that HBC may pay us. The Basel III capital rules also provide for risk-based capital, leverage and liquidity standards, including capital conservation buffers, that result in restrictions on HBC and the Company's ability to make dividend payments, redemptions or other capital distributions. If HBC does not receive regulatory approval or does not maintain a level of capital sufficient to permit it to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition and results of operations could be materially adversely impacted.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of March 31, 2025, we had $40.0 million principal amount of subordinated notes outstanding due May 15, 2032. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our Company’s Information Security Program encompasses the guiding policies over our cybersecurity risk management. Additionally, our IT team uses industry-leading tools to help protect stakeholders against cybercriminals. We leverage the latest encryption practices and cyber technologies on our systems, devices, and third-party connections and further review vendor encryption to ensure proper information security safeguards are mainined. Our Company team members are responsible for complying with our cybersecurity standards and complete training to understand the behaviors and technical requirements necessary to keep information secure.

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

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks. The Audit Committee currently oversees risks relating to cybersecurity, technology, and finance, and in support of this objective, receives regular reports from the Chief Information Security Officer and other third-party advisors, to assure the Board maintains appropriate expertise to assure the appropriate management of cybersecurity risk. The Audit Committee reports periodically to the Board on the effectiveness of cybersecurity risk management processes and cybersecurity risk trends. The Board also receives specific reports from senior management with oversight responsibility for cybersecurity risks within the Company. These reports include cybersecurity and related risks and our exposure to those risks. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with its overall risk management framework.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013).
10.1*	Employment Agreement with Janisha Sabnani, dated February 3, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2025).
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350.
32.2**	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.

The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.

**Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: May 7, 2025	/s/ robertson clay joNES
Robertson Clay Jones
Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2025	/s/ THOMAS a. sA
Thomas A. Sa
Chief Operating Officer & Interim Chief Financial Officer (Principal Financial Officer)