Form 10-Q
period 2025-06-30
HERITAGE COMMERCE CORP
filed 2025-08-08
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
The Registrant had 61,446,763 shares of Common Stock outstanding on July 24, 2025.

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
These forward-looking statements are subject to various risks and uncertainties that may be outside our control, and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission, Part II, Item 1A. Risk Factors, on pages 73 – 95 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and the following listed below:

◦cybersecurity risks that may affect us directly or may impact us indirectly by virtue of their effects on our clients, markets or vendors, including our ability to identify and address cybersecurity risks, including those posed by the increasing use of artificial intelligence (such as, but not limited to, ransomware, data security breaches, “denial of service” attacks, “hacking” and identity theft) affecting us, our clients, and our third-party vendors and service providers;
◦events that affect our ability to attract, recruit, and retain qualified officers and other personnel to implement our strategic plan, and that enable current and future personnel to protect and develop our relationships with clients, and to promote our business, results of operations and growth prospects;
◦media items and consumer confidence as those factors affect our clients’ confidence in the banking system generally and in our bank specifically;
◦adequacy of our risk management framework, disclosure controls and procedures and internal control over financial reporting;
◦market, geographic and sociopolitical factors that arise by virtue of the fact that we operate primarily in the general San Francisco Bay Area of Northern California;
◦risks of geographic concentration of our client base, our loans, and the collateral securing our loans, as those clients and assets may be particularly subject to natural disasters and to events and conditions that directly or indirectly affect those regions, including the particular risks of natural disasters (including earthquakes, fires, and flooding) and other events that disproportionately affect that region;
◦political events that have accompanied or that may in the future accompany or result from recent political changes, particularly including the imposition of tariffs, sociopolitical events and conditions that result from political conflicts and law enforcement activities that may adversely affect our markets or our clients;
◦our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolios and our factoring business;
◦inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to clients, whether held in the portfolio or in the secondary market;

◦factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale;
◦factors that affect our liquidity and our ability to meet client demands for withdrawals from deposit accounts and undrawn lines of credit, including our cash on hand and the availability of funds from our own lines of credit;
◦increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
◦the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise, particularly including but not limited to the effects of recent and ongoing developments in California labor and employment laws, regulations and court decisions;
◦operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent; and
◦our success in managing the risks involved in the foregoing factors.
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

Part I—FINANCIAL INFORMATION
ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Assets
Cash and due from banks	$55,360	$29,864
Other investments and interest-bearing deposits in other financial institutions	666,432	938,259
Total cash and cash equivalents	721,792	968,123
Securities available-for-sale, at fair value	307,035	256,274
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $16
and $12, respectively (fair value of $486,476 and $497,012, respectively)	561,205	590,016
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,156	2,375
Loans held-for-investment, net of deferred fees	3,534,333	3,491,937
Allowance for credit losses on loans	(48,633)	(48,953)
Loans, net	3,485,700	3,442,984
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,563	32,556
Company-owned life insurance	82,296	81,211
Premises and equipment, net	9,765	10,140
Goodwill	167,631	167,631
Other intangible assets	5,532	6,439
Accrued interest receivable and other assets	92,562	87,257
Total assets	$5,467,237	$5,645,006

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,151,242	$1,214,192
Demand, interest-bearing	955,504	936,587
Savings and money market	1,320,142	1,325,923
Time deposits - under $250	35,356	38,988
Time deposits - $250 and over	210,818	206,755
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	954,272	1,097,586
Total deposits	4,627,334	4,820,031
Subordinated debt, net of issuance costs	39,728	39,653
Accrued interest payable and other liabilities	105,471	95,595
Total liabilities	4,772,533	4,955,279

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at June 30, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,446,763, and 61,348,095 shares issued and outstanding, respectively	509,888	510,070
Retained earnings	189,794	187,762
Accumulated other comprehensive loss	(4,978)	(8,105)
Total shareholders' equity	694,704	689,727
Total liabilities and shareholders' equity	$5,467,237	$5,645,006
See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$49,278	$45,470	$95,980	$90,070
Securities, taxable	6,346	5,483	11,905	11,666
Securities, exempt from Federal tax	215	225	432	451
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	7,186	7,311	16,540	13,263
Total interest income	63,025	58,489	124,857	115,450

Interest expense:
Deposits	17,682	19,084	35,617	36,004
Subordinated debt	538	538	1,075	1,076
Total interest expense	18,220	19,622	36,692	37,080

Net interest income before provision for credit losses on loans	44,805	38,867	88,165	78,370
Provision for credit losses on loans	516	471	790	655
Net interest income after provision for credit losses on loans	44,289	38,396	87,375	77,715

Noninterest income:
Service charges and fees on deposit accounts	929	891	1,821	1,768
FHLB and FRB stock dividends	584	588	1,174	1,178
Increase in cash surrender value of life insurance	548	521	1,086	1,039
Termination fees	227	100	314	113
Gain on sales of SBA loans	87	76	185	254
Servicing income	61	90	143	180
Gain on proceeds from company-owned life insurance	—	219	—	219
Other	541	379	950	750
Total noninterest income	2,977	2,864	5,673	5,501

Noninterest expense:
Salaries and employee benefits	16,227	15,794	32,802	31,303
Occupancy and equipment	2,525	2,689	5,059	5,132
Professional fees	1,819	1,072	3,399	2,399
Other	17,764	8,633	26,531	16,890
Total noninterest expense	38,335	28,188	67,791	55,724
Income before income taxes	8,931	13,072	25,257	27,492
Income tax expense	2,542	3,838	7,242	8,092
Net income	$6,389	$9,234	$18,015	$19,400

Earnings per common share:
Basic	$0.10	$0.15	0.29	$0.32
Diluted	$0.10	$0.15	0.29	$0.32

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income	$6,389	$9,234	$18,015	$19,400
Other comprehensive income:
Change in net unrealized holding gains on
available-for-sale securities and I/O strips	2,675	1,277	4,582	1,525
Deferred income taxes	(790)	(370)	(1,343)	(442)
Change in unrealized gains on securities and I/O strips,
net of deferred income taxes	1,885	907	3,239	1,083

Change in net pension and other benefit plan liability adjustment	(40)	(27)	(80)	(53)
Deferred income taxes	(16)	(7)	(32)	(15)
Change in pension and other benefit plan liability, net of
deferred income taxes	(56)	(34)	(112)	(68)
Other comprehensive income	1,829	873	3,127	1,015

Total comprehensive income	$8,218	$10,107	$21,142	$20,415
See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except per share amounts)
Balance, January 1, 2024	61,146,835	$506,539	$179,092	$(12,730)	$672,901
Net income	—	—	10,166	—	10,166
Other comprehensive income, net of taxes	—	—	—	142	142
Issuance of restricted stock awards, net of forfeitures	33,908	—	—	—	—
Forfeiture of restricted stock awards, net	—	—	—	—	—
Net amortization of restricted stock awards	—	311	—	—	311
Cash dividend declared $0.13 per share	—	—	(7,952)	—	(7,952)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	198	—	—	198
Stock option expense, net of forfeitures and taxes	—	145	—	—	145
Stock options exercised	72,882	385	—	—	385
Balance March 31, 2024	61,253,625	507,578	181,306	(12,588)	676,296
Net income	—	—	9,234	—	9,234
Other comprehensive income, net of taxes	—	—	—	873	873
Issuance (forfeitures) of restricted stock awards, net	(8,000)	—	—	—	—
Net amortization of restricted stock awards	—	165	—	—	165
Cash dividend declared $0.13 per share	—	—	(7,969)	—	(7,969)
RSUs and PRSUs expense, net of taxes	—	413	—	—	413
RSUs vested	35,837	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	129	—	—	129
Stock options exercised	10,632	58	—	—	58
Balance June 30, 2024	61,292,094	$508,343	$182,571	$(11,715)	$679,199

Balance, January 1, 2025	61,348,095	$510,070	$187,762	$(8,105)	$689,727
Net income	—	—	11,626	—	11,626
Other comprehensive income, net of taxes	—	—	—	1,298	1,298
Issuance of restricted stock awards, net of forfeitures	39,104	—	—	—	—
Forfeiture of restricted stock awards, net	—	—	—	—	—
Net amortization of restricted stock awards	—	145	—	—	145
Cash dividend declared $0.13 per share	—	—	(7,987)	—	(7,987)
RSUs and PRSUs expense, net of taxes	—	278	—	—	278
RSUs vested	71,700	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	117	—	—	117
Stock options exercised	152,222	986	—	—	986
Balance March 31, 2025	61,611,121	511,596	191,401	(6,807)	696,190
Net income	—	—	6,389	—	6,389
Other comprehensive income, net of taxes	—	—	—	1,829	1,829
Issuance (forfeitures) of restricted stock awards, net	(1,682)	—	—	—	—
Net amortization of restricted stock awards	—	165	—	—	165
Cash dividend declared $0.13 per share	—	—	(7,996)	—	(7,996)
RSUs and PRSUs expense, net of taxes	—	(81)	—	—	(81)
RSUs vested	39,643	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	92	—	—	92
Common stock repurchased	(207,989)	(1,912)	—	—	(1,912)
Stock options exercised	5,670	28	—	—	28
Balance June 30, 2025	61,446,763	$509,888	$189,794	$(4,978)	$694,704

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,015	$19,400
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	(813)	(1,660)
Gain on sale of SBA loans	(185)	(254)
Proceeds from sale of SBA loans originated for sale	2,664	3,228
SBA loans originated for sale	(1,998)	(2,668)
Provision for credit losses on loans	790	655
Increase in cash surrender value of life insurance	(1,086)	(1,039)
Depreciation and amortization	662	629
Amortization of other intangible assets	907	1,106
Stock option expense, net	209	274
RSUs and PRSUs expense, net	197	611
Amortization of restricted stock awards, net	310	476
Amortization of subordinated debt issuance costs	75	75
Gain on proceeds from company-owned life insurance	—	(219)
Effect of changes in:
Accrued interest receivable and other assets	(6,682)	3,927
Accrued interest payable and other liabilities	9,771	(6,694)
Net cash provided by operating activities	22,836	17,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(211,776)	—
Maturities/paydowns/calls of securities available-for-sale	166,784	173,269
Maturities/paydowns/calls of securities held-to-maturity	28,464	28,912
Net change in loans	(42,768)	(30,074)
Changes in FHLB stock and other investments	(7)	(9)
Proceeds from redemption of company-owned life insurance	—	594
Purchase of premises and equipment	(286)	(1,082)
Net cash (used in) provided by investing activities	(59,589)	171,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(192,697)	66,152
Exercise of stock options	1,014	443
Payment of cash dividends	(15,983)	(15,921)
Repurchase shares of the Company common stock	(1,912)	—
Net cash (used in) provided by financing activities	(209,578)	50,674
Net (decrease) increase in cash and cash equivalents	(246,331)	240,131
Cash and cash equivalents, beginning of period	968,123	408,129
Cash and cash equivalents, end of period	$721,792	$648,260

Supplemental disclosures of cash flow information:
Interest paid	$37,841	$35,591
Income taxes paid, net	$10,843	$9,697

Supplemental schedule of non-cash activity:
Transfer of loans held-for-sale to loan portfolio	$738	$—
Recording of right of use assets in exchange for lease obligations	$—	$3,045
See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2025.
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
2) Shareholders’ Equity and Earnings Per Share
Share Repurchase Program – The Company is authorized to repurchase up to $15,000,000 of the Company’s shares of its issued and outstanding common stock under a share repurchase program (the “Repurchase Program”) adopted by the Board of Directors in July 2024. Under the Repurchase Program, the Company is authorized to purchase its common stock from time-to-time in open market transactions, made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, price, value and amount of any repurchases under the Repurchase Program will depend on various factors, including the market price of the Company’s common stock, trading volume, general market conditions and other corporate and economic considerations, including the best interests of our shareholders. During the second quarter of 2025, under the Repurchase Program, the Company repurchased 207,989 shares of its common stock with a weighted average price of $9.19 for a total of $1,912,000. The remaining capacity under the Repurchase Program was $13,078,000 at June 30, 2025. In July 2025, the Company’s Board of Directors authorized the extension of the Repurchase Program for one year, expiring on July 31, 2026.

Earnings Per Share – Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. Unvested restricted stock units are not considered participating securities and as a result are not considered outstanding under the two class method of computing basic earnings per common share. There were 1,436,366 and 1,402,982 weighted average stock options outstanding for the three and six months ended June 30, 2025, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 2,205,107 and 1,892,634 weighted average stock options outstanding for the three months and six months ended June 30, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 211,712 and 12,781 weighted average RSUs outstanding for the three months and six months ended June 30, 2025, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were 15,528 and 153,232 weighted average RSUs outstanding for the three months and six months ended June 30, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per shares. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amounts)
Net income	$6,389	$9,234	$18,015	$19,400

Weighted average common shares outstanding
for basic earnings per common share	61,508,180	61,279,914	61,493,880	61,233,269
Dilutive potential common shares	116,420	158,174	171,062	213,215
Shares used in computing diluted earnings per common share	61,624,600	61,438,088	$61,664,942	$61,446,484

Basic earnings per share	$0.10	$0.15	$0.29	$0.32
Diluted earnings per share	$0.10	$0.15	$0.29	$0.32
3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended June 30, 2025 and 2024
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total
	(Dollars in thousands)
Beginning balance April 1, 2025, net of taxes	$(2,239)	$(4,568)	$(6,807)
Other comprehensive income (loss) before reclassification,
net of taxes	1,885	(19)	1,866
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(37)	(37)
Net current period other comprehensive income (loss),
net of taxes	1,885	(56)	1,829

Ending balance June 30, 2025, net of taxes	$(354)	$(4,624)	$(4,978)

Beginning balance April 1, 2024, net of taxes	$(6,853)	$(5,735)	$(12,588)
Other comprehensive income (loss) before reclassification,
net of taxes	907	(16)	891
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(18)	(18)
Net current period other comprehensive income (loss),
net of taxes	907	(34)	873

Ending balance June 30, 2024, net of taxes	$(5,946)	$(5,769)	$(11,715)
__________________________________________________________
(1) This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”)     and includes split-dollar life insurance benefit plan.
__________________________________________________________

	Six Months Ended June 30, 2025 and 2024
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total
	(Dollars in thousands)
Beginning balance January 1, 2025, net of taxes	$(3,593)	$(4,512)	$(8,105)
Other comprehensive income (loss) before reclassification,
net of taxes	3,239	(38)	3,201
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(74)	(74)
Net current period other comprehensive income (loss),
net of taxes	3,239	(112)	3,127

Ending balance June 30, 2025, net of taxes	$(354)	$(4,624)	$(4,978)

Beginning balance January 1, 2024, net of taxes	$(7,029)	$(5,701)	$(12,730)
Other comprehensive income (loss) before reclassification,
net of taxes	1,083	(32)	1,051
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(36)	(36)
Net current period other comprehensive income (loss),
net of taxes	1,083	(68)	1,015

Ending balance June 30, 2024, net of taxes	$(5,946)	$(5,769)	$(11,715)
_________________________________________________________
(1) This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”)     and includes split-dollar life insurance benefit plan.
_________________________________________________________

	Amounts Reclassified from
	AOCI
	Three Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2025	2024	Net Income is Presented
	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$64	$52
Prior service cost and actuarial losses (3)	(12)	(26)
	52	26	Other noninterest expense
	(15)	(8)	Income tax benefit
Total reclassification from AOCI for the period	$37	$18	Net of tax
_______________________________________________________
(1) This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”).
(2) This is related to the split dollar life insurance benefit plan.
(3) This is related to the supplemental executive retirement plan.
__________________________________________________________

	Amounts Reclassified from
	AOCI
	Six Months Ended
	June 30,		Affected Line Item Where
Details About AOCI Components	2025	2024	Net Income is Presented
	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$129	$104
Prior service cost and actuarial losses (3)	(24)	(52)
	105	52	Other noninterest expense
	(31)	(16)	Income tax benefit
Total reclassification from AOCI for the period	$74	$36	Net of tax
__________________________________________________________
(1) This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”).
(2) This is related to the split dollar life insurance benefit plan.
(3) This is related to the supplemental executive retirement plan.
__________________________________________________________
4) Securities
The amortized cost and estimated fair value of securities were as follows at the dates indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
June 30, 2025	Cost	Gains	(Losses)	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$151,711	$696	$(2,542)	$—	$149,865
U.S. Treasury	80,033	566	(33)	—	80,566
Collateralized mortgage obligations	75,739	895	(30)	—	76,604
Total	$307,483	$2,157	$(2,605)	$—	$307,035

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
June 30, 2025	Cost	Gains	(Losses)	Value	Losses
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$531,489	$110	$(73,884)	$457,715	$—
Municipals - exempt from Federal tax	29,732	1	(972)	28,761	(16)
Total	$561,221	$111	$(74,856)	$486,476	$(16)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2024	Cost	Gains	(Losses)	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$187,095	$—	$(912)	$—	$186,183
Agency mortgage-backed securities	74,239	—	(4,148)	—	70,091
Total	$261,334	$—	$(5,060)	$—	$256,274

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2024	Cost	Gains	(Losses)	Value	Losses
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$559,548	$—	$(91,585)	$467,963	$—
Municipals - exempt from Federal tax	30,480	—	(1,431)	29,049	(12)
Total	$590,028	$—	$(93,016)	$497,012	$(12)
Securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position are as follows at the dates indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2025	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$—	$—	$46,176	$(2,542)	$48,126	$(2,542)
U.S. Treasury	—	—	25,394	(33)	25,394	(33)
Collateralized mortgage obligations	9,784	(30)	—	—	43,919	(30)
Total	$9,784	$(30)	$71,570	$(2,575)	$117,439	$(2,605)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$447,021	$(73,884)	$447,021	$(73,884)
Municipals — exempt from Federal tax	2,276	(10)	23,778	(962)	26,054	(972)
Total	$2,276	$(10)	$470,799	$(74,846)	$473,075	$(74,856)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$9,778	$(4)	$176,405	$(908)	$186,183	$(912)
Agency mortgage-backed securities	20,383	(100)	49,708	(4,048)	70,091	(4,148)
Total	$30,161	$(104)	$226,113	$(4,956)	$256,274	$(5,060)

Securities held-to-maturity:
Agency mortgage-backed securities	$10,280	$(53)	$456,906	$(91,532)	$467,186	$(91,585)
Municipals — exempt from Federal tax	4,076	(65)	23,733	(1,366)	27,809	(1,431)
Total	$14,356	$(118)	$480,639	$(92,898)	$494,995	$(93,016)
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

At the dates and during the periods covered by these financial statements, there were zero holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At June 30, 2025, the Company held 385 securities (123 available-for-sale and 262 held-to-maturity), of which 353 had fair value below amortized cost. The unrealized/unrecognized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.
The amortized cost and estimated fair values of securities as of June 30, 2025, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due three months or less	$19,476	$19,454
Due after three months through one year	5,951	5,940
Due after one through five years	54,606	55,172
Due after ten years	75,739	76,604
Agency mortgage-backed securities and
collateralized mortgage obligations	151,711	149,865
Total	$307,483	$307,035

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value
	(Dollars in thousands)
Due after three months through one year	$2,365	$2,363
Due after one through five years	10,369	10,153
Due after five through ten years	16,998	16,245
Agency mortgage-backed securities	531,489	457,715
Total	$561,221	$486,476
__________________________________________________________
(1) Gross of the allowance for credit losses of $16 at June 30, 2025.
__________________________________________________________
Securities with amortized cost of $586,411,000 and $753,369,000 as of June 30, 2025 and December 31, 2024, respectively, were pledged to secure the Bank’s lines of credit and for other purposes as required or permitted by law or contract. The decrease in pledged securities at June 30, 2025 was due to securities maturities.
The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Balance Sheet. The table below presents a roll-forward by major security type for the first and second quarters of 2025 of the allowance for credit losses on debt securities held-to-maturity at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2025	$12
Provision for credit losses	—
Ending Balance at March 31, 2025	12
Provision for credit losses	4
Ending Balance at June 30, 2025	$16
The bond ratings for the Company’s municipal investment securities at June 30, 2025 were consistent with the ratings at December 31, 2024.
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
Loan Distribution
Loans by portfolio segment and the allowance for credit losses on loans were as follows at the dates indicated:

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$492,231	$531,350
Real estate:
CRE - owner occupied	627,810	601,636
CRE - non-owner occupied	1,390,419	1,341,266
Land and construction	149,460	127,848
Home equity	120,763	127,963
Multifamily	285,016	275,490
Residential mortgages	454,419	471,730
Consumer and other	14,661	14,837
Loans	3,534,779	3,492,120
Deferred loan fees, net	(446)	(183)
Loans, net of deferred fees	3,534,333	3,491,937
Allowance for credit losses on loans	(48,633)	(48,953)
Loans, net	$3,485,700	$3,442,984

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,045	$6,184	$26,046	$1,674	$832	$4,319	$3,863	$299	$48,262
Charge-offs	(17)	—	—	—	—	—	—	(192)	(209)
Recoveries	43	3	—	—	18	—	—	—	64
Net (charge-offs) recoveries	26	3	—	—	18	—	—	(192)	(145)
Provision for (recapture of)
credit losses on loans	628	7	(633)	764	(49)	148	(404)	55	516
End of period balance	$5,699	$6,194	$25,413	$2,438	$801	$4,467	$3,459	$162	$48,633

	Three Months Ended June 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,029	$5,141	$26,409	$1,882	$753	$4,309	$4,199	$166	$47,888
Charge-offs	(510)	—	—	—	—	—	—	—	(510)
Recoveries	64	6	—	—	35	—	—	—	105
Net (charge-offs) recoveries	(446)	6	—	—	35	—	—	—	(405)
Provision for (recapture of)
credit losses on loans	427	197	438	(359)	26	(40)	(239)	21	471
End of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954

	Six Months Ended June 30, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Charge-offs	(1,055)	—	—	—	—	—	—	(192)	(1,247)
Recoveries	85	7	—	—	45	—	—	—	137
Net (charge-offs) recoveries	(970)	7	—	—	45	—	—	(192)	(1,110)
Provision for (recapture of)
credit losses on loans	609	962	(1,366)	1,038	(42)	(268)	(159)	16	790
End of period balance	$5,699	$6,194	$25,413	$2,438	$801	$4,467	$3,459	$162	$48,633

	Six Months Ended June 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(868)	—	—	—	—	—	—	—	(868)
Recoveries	146	10	—	—	53	—	—	—	209
Net (charge-offs) recoveries	(722)	10	—	—	53	—	—	—	(659)
Provision for (recapture of)
credit losses on loans	(121)	213	1,524	(829)	117	(784)	535	—	655
End of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954

The following tables present the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at the dates indicated:

	June 30, 2025
			Restructured
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$72	$419	$123	$614
Real estate:
CRE - Owner Occupied	31	—	—	31
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,198	—	—	4,198
Home equity	728	—	—	728
Residential mortgages	607	—	—	607
Total	$5,636	$419	$123	$6,178

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667

The following tables present the aging of past due loans by class at the dates indicated:

	June 30, 2025
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$6,977	$2,385	$443	$9,805	$482,426	$492,231
Real estate:
CRE - Owner Occupied	—	—	31	31	627,779	627,810
CRE - Non-Owner Occupied	—	—	—	—	1,390,419	1,390,419
Land and construction	—	—	4,198	4,198	145,262	149,460
Home equity	—	—	728	728	120,035	120,763
Multifamily	—	—	—	—	285,016	285,016
Residential mortgages	—	—	607	607	453,812	454,419
Consumer and other	—	—	—	—	14,661	14,661
Total	$6,977	$2,385	$6,007	$15,369	$3,519,410	$3,534,779

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120
The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	June 30, 2025	December 31, 2024

	(Dollars in thousands)
Past due nonaccrual loans	$6,025	$7,068
Current nonaccrual loans	30	110
Total nonaccrual loans	$6,055	$7,178
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
The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at June 30, 2025 and December 31, 2024. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at June 30, 2025 and December 31, 2024. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed. The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums. The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of June 30, 2025						Amortized
	6/30/2025	2024	2023	2022	2021	Prior Periods	Cost Basis	Total
	(Dollars in thousands)
Commercial:
Pass	$89,156	$27,568	$22,635	$13,499	$14,366	$30,979	$283,396	$481,599
Special Mention	1,885	923	—	107	154	371	2,205	5,645
Substandard	—	—	32	43	284	4,137	—	4,496
Substandard-Nonaccrual	—	—	278	—	—	213	—	491
Total	91,041	28,491	22,945	13,649	14,804	35,700	285,601	492,231

CRE - Owner Occupied:
Pass	54,864	53,450	31,903	77,925	89,191	296,466	6,126	609,925
Special Mention	—	—	—	—	7,025	2,579	—	9,604
Substandard	—	—	—	—	5,136	3,114	—	8,250
Substandard-Nonaccrual	—	—	—	—	31	—	—	31
Total	54,864	53,450	31,903	77,925	101,383	302,159	6,126	627,810

CRE - Non-Owner Occupied:
Pass	98,434	129,476	214,833	220,626	249,469	446,044	6,002	1,364,884
Special Mention	—	—	—	5,982	2,148	950	—	9,080
Substandard	—	—	—	—	4,393	11,462	600	16,455
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	98,434	129,476	214,833	226,608	256,010	458,456	6,602	1,390,419

Land and construction:
Pass	29,527	49,648	26,921	30,553	8,404	209	—	145,262
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	3,220	978	—	4,198
Total	29,527	49,648	26,921	30,553	11,624	1,187	—	149,460

Home equity:
Pass	—	—	—	—	—	2,044	115,881	117,925
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,110	2,110
Substandard-Nonaccrual	—	—	—	—	—	728	—	728
Total	—	—	—	—	—	2,772	117,991	120,763

Multifamily:
Pass	26,192	20,051	45,192	36,198	44,529	109,915	907	282,984
Special Mention	—	—	—	—	—	2,032	—	2,032
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	26,192	20,051	45,192	36,198	44,529	111,947	907	285,016

Residential mortgage:
Pass	461	3,723	1,645	176,365	239,081	32,378	—	453,653
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	159	—	159
Substandard-Nonaccrual	—	—	—	—	607	—	—	607
Total	461	3,723	1,645	176,365	239,688	32,537	—	454,419

Consumer and other:
Pass	6,048	77	208	115	32	1,961	6,220	14,661
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	6,048	77	208	115	32	1,961	6,220	14,661

Total loans	$306,567	$284,916	$343,647	$561,413	$668,070	$946,719	$423,447	$3,534,779

Risk Grades:
Pass	$304,682	$283,993	$343,337	$555,281	$645,072	$919,996	$418,532	$3,470,893
Special Mention	1,885	923	—	6,089	9,327	5,932	2,205	26,361
Substandard	—	—	32	43	9,813	18,872	2,710	31,470
Substandard-Nonaccrual	—	—	278	—	3,858	1,919	—	6,055
Grand Total	$306,567	$284,916	$343,647	$561,413	$668,070	$946,719	$423,447	$3,534,779

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2024						Amortized
	2024	2023	2022	2021	2020	Prior Periods	Cost Basis	Total
	(Dollars in thousands)
Commercial:
Pass	$133,643	$27,101	$17,114	$16,312	$10,444	$28,671	$289,147	$522,432
Special Mention	1,927	—	327	86	—	358	423	3,121
Substandard	—	146	—	32	—	4,405	200	4,783
Substandard-Nonaccrual	—	—	591	209	—	214	—	1,014
Total	135,570	27,247	18,032	16,639	10,444	33,648	289,770	531,350

CRE - Owner Occupied:
Pass	57,988	31,688	81,133	95,939	65,152	244,430	6,899	583,229
Special Mention	—	—	—	7,132	443	1,342	—	8,917
Substandard	—	—	—	6,333	3,157	—	—	9,490
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	57,988	31,688	81,133	109,404	68,752	245,772	6,899	601,636

CRE - Non-Owner Occupied:
Pass	137,935	222,142	229,993	250,266	27,031	442,105	5,356	1,314,828
Special Mention	—	—	4,810	4,890	—	—	—	9,700
Substandard	—	—	—	4,480	—	11,658	600	16,738
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	137,935	222,142	234,803	259,636	27,031	453,763	5,956	1,341,266

Land and construction:
Pass	32,691	45,250	31,599	9,899	212	—	—	119,651
Special Mention	—	—	—	—	—	2,323	—	2,323
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	3,815	978	1,081	—	5,874
Total	32,691	45,250	31,599	13,714	1,190	3,404	—	127,848

Home equity:
Pass	—	—	—	—	—	2,378	122,207	124,585
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	750	—	2,551	3,301
Substandard-Nonaccrual	—	—	—	—	—	77	—	77
Total	—	—	—	—	750	2,455	124,758	127,963

Multifamily:
Pass	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490

Residential mortgage:
Pass	3,757	1,659	180,979	251,167	1,006	32,384	—	470,952
Special Mention	—	—	—	607	—	—	—	607
Substandard	—	—	—	—	—	171	—	171
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	3,757	1,659	180,979	251,774	1,006	32,555	—	471,730

Consumer and other:
Pass	405	237	1,338	43	—	2,027	10,574	14,624
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	213	213
Total	405	237	1,338	43	—	2,027	10,787	14,837

Total loans	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

Risk Grades:
Pass	$386,637	$374,381	$581,765	$677,114	$109,094	$861,925	$434,875	$3,425,791
Special Mention	1,927	—	5,137	12,715	443	4,023	423	24,668
Substandard	—	146	—	10,845	3,907	16,234	3,351	34,483
Substandard-Nonaccrual	—	—	591	4,024	978	1,372	213	7,178
Grand Total	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

The following tables present the gross charge-offs by class of loans and year of origination for the periods indicated:

	Gross Charge-offs by Originated Period for the Three Months Ended June 30, 2025
						Prior	Revolving
	6/30/2025	2024	2023	2022	2021	Periods	Loans	Total
	(Dollars in thousands)
Commercial	$17	$—	$—	$—	$—	$—	$—	$17
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	192	—	—	—		192
Total	$17	$—	$192	$—	$—	$—	$—	$209

Gross Charge-offs by Originated Period for the Three Months Ended June 30, 2024
						Prior	Revolving
	6/30/2024	2023	2022	2021	2020	Periods	Loans	Total
(Dollars in thousands)
Commercial	$—	$416	$—	$—	$—	$94	$—	$510
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$416	$—	$—	$—	$94	$—	$510

	Six Months Ended June 30, 2025
						Prior	Revolving
	6/30/2025	2024	2023	2022	2021	Periods	Loans	Total
	(Dollars in thousands)
Commercial	$17	$—	$145	$555	$—	$138	$200	$1,055
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	192	—	—	—		192
Total	$17	$—	$337	$555	$—	$138	$200	$1,247

Six Months Ended June 30, 2024
						Prior	Revolving
	6/30/2024	2023	2022	2021	2020	Periods	Loans	Total
(Dollars in thousands)
Commercial	$—	$416	$—	$—	$—	$452	$—	$868
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	$416	$—	$—	$—	$452	$—	$868
The amortized cost basis of collateral-dependent loans at June 30, 2025 was $419,000, of which $141,000 were secured by business assets and $278,000 were unsecured. The amortized cost basis of collateral-dependent loans at December 31, 2024 was $701,000 and were secured by business assets.
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
During the three months ended June 30, 2025, there were no loan modifications. During the six months ended June 30, 2024 there was one commercial loan modifications with a weighted average term extension of 11 months.
The Company has not committed to lend any additional amounts to these borrowers. There were no payment defaults for loans modified for the three and six months ended June 30, 2025 and June 30, 2024.
6) Goodwill and Other Intangible Assets
Goodwill
At June 30, 2025, the carrying value of goodwill was $167,631,000, which included goodwill related to the acquisition of Bay View Funding, the Bank’s factoring subsidiary, and from prior acquisitions of multiple regional business banks.

The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total	$167,631	$167,631
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
Other Intangible Assets
The Company’s intangible assets are summarized as follows for the periods indicated:

	June 30, 2025
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total
	(Dollars in thousands)
Core deposit intangibles	$25,023	(19,567)	$5,456
Below market leases	110	(34)	76
Total	$25,133	$(19,601)	$5,532

	December 31, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total
	(Dollars in thousands)
Core deposit intangibles	$25,023	(18,670)	$6,353
Customer relationship and brokered relationship intangibles	1,900	(1,900)	—
Below market leases	110	(24)	86
Total	$27,033	$(20,594)	$6,439

As of June 30, 2025, the estimated amortization expense for future periods is as follows:

		Below/
	Core	(Above)	Total
	Deposit	Market	Amortization
Year	Intangible	Lease	Expense
	(Dollars in thousands)
2025 Remaining	$897	$8	$905
2026	1,512	18	1,530
2027	1,438	18	1,456
2028	999	18	1,017
2029	610	14	624
	$5,456	$76	$5,532
Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2025 and December 31, 2024.
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
The Company had net deferred tax assets of $26,179,000 and $27,817,000, at June 30, 2025 and December 31, 2024, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at June 30, 2025 and December 31, 2024 will be fully realized in future years.
The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Low income housing investments	$5,009	$2,201
Future commitments	$475	$475
The Company expects $4,000 of the future commitments to be paid in 2025, and $2,370,000 in 2026 through 2027.

For tax purposes, the Company had low income housing tax credits of $78,000 and $140,000 for the three months ended June 30, 2025 and 2024, respectively, and low income housing investment expense of $96,000 and $149,000. For tax purposes, the Company had low income housing tax credit of $157,000 and $281,000 for the six months ended June 30, 2025 and 2024, respectively, and low income housing investment expense of $191,000 and $297,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

8) Benefit Plans
Supplemental Retirement Plan
The Company has a supplemental retirement plan (the “Plan”) covering some current and some former key employees and directors. While the Plan remains active for those participants, the Company has not approved any new participation in the Plan since 2011, other than the inclusion of the Chief Executive Officer as a result of the acquisition of Presidio Bank in 2019. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$44	$51	$88	$102
Interest cost	336	318	672	636
Amortization of net actuarial loss	12	26	24	52
Net periodic benefit cost	$392	$395	$784	$790

Amount recognized in other comprehensive income (loss)	$8	$18	$17	$36
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
Split-Dollar Life Insurance Benefit Plan
The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,616	$6,951
Interest cost	182	344
Actuarial loss	—	(679)
Projected benefit obligation at end of period	$6,798	$6,616

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Net actuarial loss	$1,902	$1,728
Prior transition obligation	566	611
Accumulated other comprehensive income (loss)	$2,468	$2,339

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(64)	$(52)	$(129)	$(104)
Interest cost	91	86	182	172
Net periodic benefit cost	$27	$34	$53	$68

Amount recognized in other comprehensive income (loss)	$(64)	$(52)	$(129)	$(104)
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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at June 30, 2025
Available-for-sale securities:
Agency mortgage-backed securities	$149,865	$—	$149,865	$—
U.S. Treasury	80,566	80,566	—	—
Collateralized mortgage obligations	76,604	—	76,604	—
I/O strip receivables	52	—	52	—

Assets at December 31, 2024
Available-for-sale securities:
U.S. Treasury	$186,183	$186,183	$—	$—
Agency mortgage-backed securities	70,091	—	70,091	—
I/O strip receivables	82	—	82	—
There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.
Assets and Liabilities Measured on a Non-Recurring Basis
The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at June 30, 2025 or December 31, 2024.
Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third-party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At June 30, 2025 and December 31, 2024, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2025 are as follows:

				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$721,792		$721,792	$—	$—	$721,792
Securities available-for-sale	307,035		80,566	226,469	—	307,035
Securities held-to-maturity	561,205		—	486,476	—	486,476
Loans (including loans held-for-sale)	3,535,489	'(1)	—	1,156	3,354,339	3,355,495
FHLB stock, FRB stock, and other
investments	32,563		—	—	—	N/A
Accrued interest receivable	15,032		684	2,186	12,162	15,032
I/O strips receivables	52		—	52	—	52
Liabilities:
Time deposits	$540,900		$—	$542,607	$—	$542,607
Other deposits	4,086,435		—	4,086,435	—	4,086,435
Subordinated debt	39,728		—	35,828	—	35,828
Accrued interest payable	5,125		—	5,125	—	5,125
________________________________________________________
(1) Before allowance for credit losses on loans of $48,633.
________________________________________________________

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2024 are as follows:

				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$968,123		$968,123	$—	$—	$968,123
Securities available-for-sale	256,274		186,183	70,091	—	256,274
Securities held-to-maturity	590,016		—	497,012	—	497,012
Loans (including loans held-for-sale)	3,494,312	'(1)	—	2,375	3,304,196	3,306,571
FHLB stock, FRB stock, and other
investments	32,556		—	—	—	N/A
Accrued interest receivable	14,940		506	2,141	12,293	14,940
I/O strips receivables	82		—	82	—	82
Liabilities:
Time deposits	$564,447		$—	$566,695	$—	$566,695
Other deposits	4,255,584		—	4,255,584	—	4,255,584
Subordinated debt	39,653		—	34,853	—	34,853
Accrued interest payable	6,350		—	6,350	—	6,350
__________________________________________________________
(1) Before allowance for credit losses on loans of $48,953.
__________________________________________________________
10) Equity Plan
The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the 2013 Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which reserved for issuance 600,000 shares, plus the number of shares available for issuance under the 2013 Plan that had not been made subject to outstanding awards as of the effective date of the 2023 Plan. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Each RSU granted to non-executive employees generally vests ratably over three years. For the six months ended June 30, 2025, the Company granted 211,696 RSUs. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. There were 570,617 shares available for the issuance of equity awards under the 2023 Plan as of June 30, 2025.
The executive officers that participate in the Company’s Long Term Performance Incentive Equity Program receive 50% of their award value in RSUs and 50% of their award value in PRSUs contingent on return on average tangible common equity (“ROATCE”) performance compared to a peer group at the end of a three year performance period. PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the six months ended June 30, 2025, the Company granted 115,912 shares of PRSUs.

Restricted stock is subject to time vesting. Restricted stock granted generally vests in one to three years. For the six months ended June 30, 2025, the Company granted 46,720 shares of restricted stock.
Stock option activity under the Equity Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2025	2,222,496	$10.73
Exercised	(157,892)	$6.44
Forfeited or expired	(70,210)	$9.46
Outstanding at June 30, 2025	1,994,394	$11.12	4.72	$1,109,899
Vested or expected to vest	1,874,730		4.72	$1,043,305
Exercisable at June 30, 2025	1,750,300		4.32	$709,280
The table below provides information related to stock option activity under the Equity Plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Intrinsic value of options exercised	$23,572	$28,158	$499,573	$296,873
Cash received from option exercise	$28,621	$58,333	$1,014,243	$443,552
Tax (expense) benefit realized from option exercises	$1,727	$4,456	$1,041	$(17,996)
Weighted average fair value of options granted	N/A	N/A	N/A	N/A
As of June 30, 2025, there was $379,000 of total unrecognized compensation cost related to unvested stock options granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.49 years.
Restricted stock activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2025	88,061	$9.45
Granted	46,720	$9.98
Vested	(70,085)	$9.16
Forfeited or expired	(9,298)	$10.62
Nonvested shares at June 30, 2025	55,398	$10.07
As of June 30, 2025, there was $338,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Plans. The cost is expected to be recognized over a weighted-average period of approximately 0.70 years.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2025	357,666	$8.53
Granted	211,696	$10.02
Dividend Equivalent Units	27,846	$9.32
Vested	(111,343)	$7.66
Forfeited or expired	(47,663)	$7.90
Nonvested shares at June 30, 2025	438,202	$9.01
As of June 30, 2025, there were $3,435,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.28 years.
PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2025	229,419	$8.06
Granted	115,912	$10.02
Dividend Equivalent Units	23,501	$9.10
Forfeited or expired	(60,231)	$7.61
Nonvested shares at June 30, 2025	308,601	$8.27
As of June 30, 2025, there were $2,283,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.08 years.
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

	June 30, 2025
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,605	$811,704	$—	$811,704
FRB discount window collateralized line of credit	1,585,172	1,245,357	—	1,245,357
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,818,777	$2,172,061	$—	$2,172,061

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,989,115	$2,313,909	$—	$2,313,909
HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at June 30, 2025 and December 31, 2024.
Subordinated Debt
    On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $272,000, totaled $39,728,000 at June 30, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.
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
The Company’s consolidated capital ratios and HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2025. There are no conditions or events since June 30, 2025, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”
Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as June 30, 2025 and December 31, 2024, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements at the dates indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of June 30, 2025
Total Capital	$613,956	15.5%	$415,530	10.5%
(to risk-weighted assets)
Tier 1 Capital	$524,826	13.3%	$336,382	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$524,826	13.3%	$277,020	7.0%
(to risk-weighted assets)
Tier 1 Capital	$524,826	9.9%	$211,448	4.0%
(to average assets)
__________________________________________________________
(1) Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.
__________________________________________________________

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
(to average assets)
__________________________________________________________
(1) Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.
__________________________________________________________
The Subordinated Debt, net of unamortized issuance costs, totaled $39,728,000 at June 30, 2025 and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements at the dates indicated:

Required For
Capital
To Be Well-Capitalized	Adequacy
Under PCA Regulatory	Purposes
Actual	Guidelines	Under Basel III
Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
(Dollars in thousands)
As of June 30, 2025
Total Capital	$596,649	15.1%	$395,484	10.0%	$415,258	10.5%
(to risk-weighted assets)
Tier 1 Capital	$547,248	13.8%	$316,387	8.0%	$336,161	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$547,248	13.8%	$257,064	6.5%	$276,839	7.0%
(to risk-weighted assets)
Tier 1 Capital	$547,248	10.4%	$264,182	5.0%	$211,345	4.0%
(to average assets)
__________________________________________________________
(1) Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.
__________________________________________________________

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
(to average assets)
_______________________________________________________________
(1) Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.
________________________________________________________________

Under the California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2025, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $72,670,000. HBC distributed to HCC dividends of $8,000,000 during the first and second quarter of 2025 for a total of $16,000,000.

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
    Following an agreement on preliminary settlement terms in May 2025, the Company entered into a settlement agreement to resolve a lawsuit pending in Alameda County Superior Court that alleges that the Company and the Bank violated certain wage-and-hour and related laws and regulations during certain prior payroll periods. The claim seeks recovery on behalf of representative plaintiffs and other employees and seeks unspecified damages, penalties and attorney fees under the California Labor Code, the California Business and Professions Code, and the California Private Attorneys General Act (“PAGA”). The Company contends that the claims are without merit and intends to defend them vigorously. The settlement was reached without admission of liability by the Company, includes a full release of all claims related to the matter, and is subject to court approval. The settlement amount was accrued in the Company’s financial statements as of June 30, 2025.

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
    Off-Balance Sheet Arrangements
In the normal course of business the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,082,141,000 at June 30, 2025, and $1,033,982,000 at December 31, 2024. Unused commitments represented 31% and 30% of outstanding gross loans at June 30, 2025 and December 31, 2024, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit at the dates indicated:

	June 30, 2025			December 31, 2024
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$83,509	$984,354	$1,067,863	$78,818	$939,992	$1,018,810
Standby letters of credit	4,361	9,917	14,278	5,136	10,036	15,172
	$87,870	$994,271	$1,082,141	$83,954	$950,028	$1,033,982
For the six months ended June 30, 2025, there was an increase of $93,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The increase in the allowance for credit losses for off-balance sheet credit exposures in the first six months of 2025 was driven by an increase in loan commitments and loss factors. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $753,000 at June 30, 2025 and $660,000 at December 31, 2024.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$929	$891
Total noninterest income in-scope of Topic 606	929	891
Noninterest Income Out-of-scope of Topic 606	2,048	1,973
Total noninterest income	$2,977	$2,864

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$1,821	$1,768
Total noninterest income in-scope of Topic 606	1,821	1,768
Noninterest Income Out-of-scope of Topic 606	3,852	3,733
Total noninterest income	$5,673	$5,501
15) Noninterest Expense
The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Salaries and employee benefits	$16,227	$15,794	$32,802	$31,303
Legal settlement and other charges (1)	9,184	—	9,184	—
Occupancy and equipment	2,525	2,689	5,059	5,132
Professional fees	1,819	1,072	3,399	2,399
Insurance expense	1,732	1,639	3,467	3,273
Data processing	1,038	995	1,962	1,835
Client services	959	906	1,837	1,688
Software subscriptions	716	713	1,463	1,291
Other	4,135	4,380	8,618	8,803
Total noninterest expense	$38,335	$28,188	$67,791	$55,724
__________________________________________________________
(1) During the second quarter of 2025, the Company recorded expenses of $9,184,000, primarily due to pre-tax charges related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and California Private Attorneys General Act (“PAGA”) lawsuit that alleged the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch. __________________________________________________________

16) Leases
The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of June 30, 2025, operating lease ROU assets, included in other assets, totaled $29,440,000, and lease liabilities, included in other liabilities, totaled $29,477,000.
The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,715	$1,723	$3,437	$3,398
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,626	$1,716	$3,404	$3,401
Operating Lease - ROU assets	$29,440	$32,468	$29,440	$32,468
Operating Lease - Liabilities	$29,477	$32,468	$29,477	$32,468
Weighted Average Lease Term - Operating Leases	4.99 years	5.54 years	4.99 years	5.54 years
Weighted Average Discount Rate - Operating Leases	5.80%	5.51%	5.80%	5.51%
The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of June 30, 2025:

(Dollars in thousands)
2025 remaining	$3,458
2026	6,958
2027	6,899
2028	6,313
2029	6,053
Thereafter	4,908
Total undiscounted cash flows	34,589
Discount on cash flows	(5,112)
Total lease liability	$29,477
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
The Factoring segment consists of the factored receivables portfolio originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables was 36 days for the six months ended June 30, 2025.
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

The following tables present the Company’s operating segments for the periods indicated:

	Three Months Ended June 30, 2025
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$59,678	$3,347	$63,025
Intersegment interest allocations	551	(551)	—
Total interest expense	18,220	—	18,220
Net interest income	42,009	2,796	44,805
Provision for credit losses on loans	371	145	516
Net interest income after provision	41,638	2,651	44,289
Noninterest income	2,567	410	2,977
Salaries and employee benefits	14,800	1,427	16,227
Other segment items (2)	21,591	516	22,108
Intersegment expense allocations	154	(154)	—
Income before income taxes	7,967	964	8,931
Income tax expense	2,257	285	2,542
Net income	$5,710	$679	$6,389

Total assets	$5,375,612	$91,625	$5,467,237
Loans, net of deferred fees	$3,463,327	$71,006	$3,534,333
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended June 30, 2024
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$55,575	$2,914	$58,489
Intersegment interest allocations	453	(453)	—
Total interest expense	19,622	—	19,622
Net interest income	36,406	2,461	38,867
Provision for credit losses on loans	85	386	471
Net interest income after provision	36,321	2,075	38,396
Noninterest income	2,677	187	2,864
Salaries and employee benefits	14,815	979	15,794
Other segment items (2)	11,726	668	12,394
Intersegment expense allocations	132	(132)	—
Income before income taxes	12,589	483	13,072
Income tax expense	3,695	143	3,838
Net income	$8,894	$340	$9,234

Total assets	$5,179,963	$83,061	$5,263,024
Loans, net of deferred fees	$3,323,107	$56,686	$3,379,793
Goodwill	$154,587	$13,044	$167,631
__________________________________________________________
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
__________________________________________________________

	Six Months Ended June 30, 2025
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$118,568	$6,289	$124,857
Intersegment interest allocations	1,023	(1,023)	—
Total interest expense	36,692	—	36,692
Net interest income	82,899	5,266	88,165
Provision for credit losses on loans	699	91	790
Net interest income after provision	82,200	5,175	87,375
Noninterest income	5,059	614	5,673
Salaries and employee benefits	30,252	2,550	32,802
Other segment items (2)	34,106	883	34,989
Intersegment expense allocations	292	(292)	—
Income before income taxes	23,193	2,064	25,257
Income tax expense	6,632	610	7,242
Net income	$16,561	$1,454	$18,015

Total assets	$5,375,612	$91,625	$5,467,237
Loans, net of deferred fees	$3,463,327	$71,006	$3,534,333
Goodwill	$154,587	$13,044	$167,631

	Six Months Ended June 30, 2024
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$109,698	$5,752	$115,450
Intersegment interest allocations	876	(876)	—
Total interest expense	37,080	—	37,080
Net interest income	73,494	4,876	78,370
Provision for credit losses on loans	370	285	655
Net interest income after provision	73,124	4,591	77,715
Noninterest income	5,226	275	5,501
Salaries and employee benefits	28,980	2,323	31,303
Other segment items (2)	23,650	771	24,421
Intersegment expense allocations	260	(260)	—
Income before income taxes	25,980	1,512	27,492
Income tax expense	7,645	447	8,092
Net income	$18,335	$1,065	$19,400

Total assets	$5,179,963	$83,061	$5,263,024
Loans, net of deferred fees	$3,323,107	$56,686	$3,379,793
Goodwill	$154,587	$13,044	$167,631
__________________________________________________________
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
__________________________________________________________

18) Subsequent Events
On July 24, 2025, the Company announced that its Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on August 21, 2025 to shareholders of record at the close of the business day on August 7, 2025.

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
Reclassifications
Beginning in the first quarter of 2025, we reclassified Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock dividends from interest income to noninterest income and the related average asset balances were reclassified from interest earning assets to other assets on the “Net Interest Income and Net Interest Margin” tables. The amounts for the prior periods were reclassified to conform to the current presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.
Non-GAAP Financial Measures
Financial results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These measures include “adjusted” operating metrics that have been adjusted to exclude notable expenses incurred in the second quarter as well as other performance measures and ratios adjusted for notable items. Management believes these non-GAAP financial measures enhance comparability between periods and in some instances are common in the banking industry. These non-GAAP financial measures should be supplemental to primary GAAP financial measures and should not be read in isolation or relied upon as a substitute for primary GAAP financial measures. A reconciliation of GAAP to non-GAAP financial measures is presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”

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
Performance Overview
We executed well in the second quarter, generating a higher level of net income and earnings per share, excluding significant charges primarily related to a legal settlement. We had positive trends in loan growth, an expansion in our net interest margin, and stable asset quality, while deposits declined due to seasonal outflows that we typically see in the second quarter. Our loan growth was well diversified across our portfolios. We continue to successfully add new clients by offering a superior banking experience and generate loan growth while maintaining our disciplined underwriting and pricing criteria. We have a strong balance sheet with a high level of capital and liquidity and healthy asset quality, which provides a strong foundation to weather periods of economic volatility. We are well positioned to navigate the current environment and expect to see positive trends in loan growth, the net interest margin, and expense management.
During the second quarter of 2025, the Company recorded an accrual of $9.2 million, primarily due to pre-tax expenses related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and California Private Attorneys General Act (“PAGA”) lawsuit that alleges the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch.
For the three months ended June 30, 2025, net income was $6.4 million, or $0.10 per average diluted common share, compared to $9.2 million, or $0.15 per average diluted common share, for the three months ended June 30, 2024. The Company’s annualized return on average assets was 0.47% and annualized return on average equity was 3.68% for the three months ended June 30, 2025, compared to 0.71% and 5.50%, respectively, for the three months ended June 30, 2024. Adjusted net income, excluding the impact of the legal settlement and other charges, was $13.0 million, or $0.21 per average diluted common share, for the second quarter of 2025. The adjusted annualized return on average assets was 0.95% and adjusted annualized return on average tangible common equity was 9.92% for the second quarter of 2025, compared to 0.71% and 7.43%, respectively, for the second quarter of 2024. Adjusted net income, adjusted earnings per share, adjusted annualized return on average tangible assets and adjusted annualized return on average tangible common equity are non-GAAP financial measures.
For the six months ended June 30, 2025, net income was $18.0 million, or $0.29 per average diluted common share, compared to $19.4 million, or $0.32 per average diluted common share, for the six months ended June 30, 2024. The Company’s annualized return on average assets was 0.66% and annualized return on average equity was 5.23% for the six months ended June 30, 2025, compared to 0.75% and 5.79%, respectively, for the six months ended June 30, 2024. Adjusted net income, excluding the impact of the legal settlement and other charges, was $24.6 million, or $0.40 per average diluted common share, for the first six months of 2025. The adjusted annualized return on average assets was 0.90% and adjusted annualized return on average tangible common equity was 9.51% for the six months ended June 30, 2025, compared to 0.75% and 7.84%, respectively, for the six months ended June 30, 2024. Adjusted net income, adjusted earnings per share, adjusted annualized return on average tangible assets and adjusted annualized return on average tangible common equity are non-GAAP financial measures.
Second Quarter 2025 Highlights
Results of Operations:
◦Net interest income increased $5.9 million, or 15%, to $44.8 million for the second quarter of 2025, compared to $38.9 million for the second quarter of 2024.The fully tax equivalent (“FTE”) net interest margin was 3.54%, an increase over 3.23% for the second quarter of 2024 primarily due to lower rates paid on customer deposits, an increase in the average yields and average balances of loans and securities, and an increase in the average balance of deposits resulting in a higher average balance of overnight funds, partially offset by a lower average yield on overnight funds. The FTE net interest margin is a non-GAAP financial measure.
◦For the first six months of 2025, net interest income increased $9.8 million, or 12% to $88.2 million, compared to $78.4 million for the first six months of 2024. The FTE net interest margin increased 20 basis points to 3.47% for the first six months of 2025, from 3.27% for the first six months of 2024, primarily due to an increase in the average balances of average interest earning assets, and an increase in the average yields on loans and securities, partially offset by higher rates paid on client deposits and a lower yield on overnight funds. The FTE net interest margin is a non-GAAP financial measure.
◦The average yield on the total loan portfolio increased to 5.64% for the second quarter of 2025, compared to 5.49% for the second quarter of 2024.
◦The average yield on the total loan portfolio increased to 5.58% for the six months of 2025, compared to 5.46% for the first six months of 2024
◦The average cost of total deposits decreased to 1.54% for the second quarter of 2025, compared to 1.75% for the second quarter of 2024. The average cost of funds decreased to 1.57% for the first six months of 2025, compared to 1.78% for the first six months of 2024.

◦The average cost of total deposits decreased to 1.54% for the first six months of 2025 compared to 1.65% for the first six months of 2024. The average cost of funds decreased to 1.57% for the first six months of 2025, compared to 1.69% for the first six months of 2024.
◦We recorded a provision for credit losses on loans of $516,000 for the second quarter of 2025, compared to $471,000 for the second quarter of 2024. There was a provision for credit losses on loans of $790,000 for the six months ended June 30, 2025, compared to $655,000 for the six months ended June 30, 2024. The increase in the provision for credit losses on loans for the second quarter and first six months of 2025 was primarily due to loan growth.
◦Total noninterest income was increased to $3.0 million for the second quarter of 2025, compared to $2.9 million for the second quarter of 2024, primarily due to higher termination and facility fees, partially offset by a $219,000 gain on proceeds from company-owned life insurance in the second quarter of 2024.
◦Total noninterest income increased 3% to $5.7 million for the first six months of 2025, compared to $5.5 million for the first six months of 2024, primarily due to higher termination and facility fees, partially offset by a $219,000 gain on proceeds from company-owned life insurance in the first six months of 2024.
◦Total revenue, which is defined as net interest income before provision for credit losses on loans plus noninterest income, increased $6.1 million, or 15%, to $47.8 million in the second quarter of 2025 from $41.7 million for the second quarter of 2024. Total revenue increased $9.9 million, or 12%, to $93.8 million for the first six months of 2025, compared to $83.9 million for the first six months of 2024.
◦Total noninterest expense for the second quarter of 2025 increased to $38.3 million, compared to $28.2 million for the second quarter of 2024. Total noninterest expense for the first six months of 2025 increased to $67.8 million, compared to $55.7 million for the first six months of 2024. During the second quarter of 2025, the Company recorded an accrual of $9.2 million for pre-tax charges related to the settlement of certain litigation matters and the planned closure of a Bank branch. Adjusted noninterest expense, excluding the $9.2 million accrual, for the second quarter of 2025 was $29.1 million and $58.6 million for the first six months of 2025. Adjusted noninterest expense is a non-GAAP financial measure.
◦Income tax expense decreased to $2.5 million for the second quarter of 2025, compared to $3.8 million for the second quarter of 2024, primarily due to lower pre-tax income. The effective tax rate for the second quarter of 2025 was 28.5%, compared to 29.4% for the second quarter of 2024.
◦Income tax expense for the six months ended June 30, 2025 was $7.2 million, compared to $8.1 million for the six months ended June 30, 2024. The effective tax rate for six months ended June 30, 2025 was 28.7%, compared to 29.4% for the six months ended June 30, 2024.
◦For the second quarter and first six months of 2025, the Company’s reported pre-provision net revenue ("PPNR"), which is defined as total revenue less noninterest expense, was $9.4 million and $26.0 million, respectively. The adjusted PPNR was $18.6 million for the second quarter of 2025, compared to $16.6 million for the first quarter of 2025, and $13.5 million for the second quarter of 2024. For the six months of 2025, the adjusted PPNR, was $35.2 million, compared to $28.1 million for the six months of 2024. PPNR is a non-GAAP financial measure.
◦For the second quarter and first six months of 2025, the Company’s reported efficiency ratio, which is defined as noninterest expense divided by total revenue, was 80.23% and 72.24%, respectively. The adjusted efficiency ratio improved to 61.01% for the second quarter of 2025, compared to 67.55% for the second quarter of 2024, primarily due to higher total revenue, partially offset by higher noninterest expense. The adjusted efficiency ratio improved to 62.45% for the first six months of 2025 from 66.45% for the first six months of 2024, primarily due to higher total revenue, partially offset by higher noninterest expense. The efficiency ratio is a non-GAAP financial measure.
Financial Condition and Liquidity Position:
◦Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, increased 12% to $1.0 billion at June 30, 2025, from $921.3 million at June 30, 2024, and decreased 16% from $1.2 billion at December 31, 2024.
◦Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $16,000, totaled $561.2 million at June 30, 2025, compared to $621.2 million at June 30, 2024, and $590.0 million, at December 31, 2024.
◦Loans held-for-investment (“HFI”), increased $154.5 million, or 5%, to $3.5 billion at June 30, 2025, compared to $3.4 billion at June 30, 2024, and increased $42.4 million or 1% from December 31, 2024. Loans, excluding residential mortgages, increased $184.9 million, or 6%, to $3.1 billion at June 30, 2025, compared to $2.9 billion June 30, 2024, and increased $59.7 million or 2% from $3.0 billion at December 31, 2024.
◦There were 10 borrowers included in nonperforming assets (“NPAs”) totaling $6.2 million, or 0.11% of total assets, at June 30, 2025, compared to 10 borrowers totaling $6.0 million, or 0.11% of total assets, at June 30, 2024, and 9 borrowers totaling $7.3 million, or 0.14% of total assets at December 31, 2024.
◦Classified assets totaled $37.5 million, or 0.69% of total assets, at June 30, 2025, compared to $33.6 million, or 0.64% of total assets, at June 30, 2024, and $41.7 million, or 0.74% of total assets, at December 31, 2024.
◦Net charge-offs totaled $145,000 for the second quarter of 2025, compared to $405,000 for the second quarter of 2024. Net charge-offs totaled $1.1 million for the first six months of 2025, compared to $659,000 for the first six months of 2024.
◦The allowance for credit losses on loans (“ACLL”) at June 30, 2025 was $48.6 million, or 1.38% of total loans, representing 787% of total nonperforming loans. The ACLL at June 30, 2024 was $48.0 million, or 1.42% of total loans, representing 795% of total nonperforming loans. The ACLL at December 31, 2024 was $49.0 million, or 1.40% of total loans, representing 638% of nonperforming loans.
◦Total deposits increased $182.7 million, or 4%, to $4.6 billion at June 30, 2025, compared to $4.4 billion at June 30, 2024. Total deposits decreased $192.7 million, or 4%, from $4.8 billion at December 31, 2024.
◦The Company’s total available liquidity and borrowing capacity was $3.1 billion at June 30, 2025, compared to $3.0 billion at June 30, 2024, and $3.3 billion at December 31, 2024.
◦The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 4.58% at June 30, 2025, compared to 4.63% at June 30, 2024, and 4.37% at December 31, 2024.
◦The loan to deposit ratio was 76.38% at June 30, 2025, compared to 76.04% at June 30, 2024, and 72.45% at December 31, 2024.
Capital Adequacy:
◦The Company’s consolidated capital ratios exceeded regulatory guidelines and HBC’s capital ratios exceeded the prompt corrective action (“PCA”) regulatory guidelines for a well-capitalized financial institution, and the Basel III minimum regulatory requirements at June 30, 2025, as reflected in the following table:

			Well-capitalized
			Regulatory	Regulatory
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirements(1)
Total Capital	15.5%	15.1%	10.0%	10.5%
Tier 1 Capital	13.3%	13.8%	8.0%	8.5%
Common Equity Tier 1 Capital	13.3%	13.8%	6.5%	7.0%
Tier 1 Leverage	9.9%	10.4%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.9%	10.3%	N/A	N/A
__________________________________________________________
(1) Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the Tier 1 Leverage ratio.
(2) This is a non-GAAP financial measure that represents shareholders’ equity minus goodwill and other intangible     assets divided by total assets minus goodwill and other intangible assets.
__________________________________________________________
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
Distribution, Rate and Yield

	For the Quarter Ended			For the Quarter Ended
	June 30, 2025			June 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,506,768	$49,278	5.64%	$3,329,861	$45,470	5.49%
Securities - taxable	902,642	6,346	2.82%	942,532	5,483	2.34%
Securities - exempt from Federal tax (3)	30,259	272	3.61%	31,803	285	3.60%
Other investments and interest-bearing deposits
in other financial institutions (4)	647,421	7,186	4.45%	536,474	7,311	5.48%
Total interest earning assets (3) (4)	5,087,089	63,082	4.97%	4,840,670	58,549	4.86%
Cash and due from banks	31,044			33,419
Premises and equipment, net	9,958			10,216
Goodwill and other intangible assets	173,448			175,498
Other assets	156,881			153,368
Total assets	$5,458,420			$5,213,171

Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,146,494			$1,127,145

Demand, interest-bearing	949,867	1,484	0.63%	932,100	1,719	0.74%
Savings and money market	1,313,054	8,205	2.51%	1,104,589	7,867	2.86%
Time deposits - under $100	11,456	49	1.72%	10,980	46	1.68%
Time deposits - $100 and over	231,644	1,995	3.45%	228,248	2,245	3.96%
ICS/CDARS (5) - interest-bearing demand, money market
and time deposits	965,492	5,949	2.47%	991,483	7,207	2.92%
Total interest-bearing deposits	3,471,513	17,682	2.04%	3,267,400	19,084	2.35%
Total deposits	4,618,007	17,682	1.54%	4,394,545	19,084	1.75

Short-term borrowings	19	—	0.00%	19	—	0.00%
Subordinated debt, net of issuance costs	39,705	538	5.43%	39,553	538	5.47%
Total interest-bearing liabilities	3,511,237	18,220	2.08%	3,306,972	19,622	2.39%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,657,731	18,220	1.57%	4,434,117	19,622	1.78%
Other liabilities	103,673			103,946
Total liabilities	4,761,404			4,538,063
Shareholders’ equity	697,016			675,108
Total liabilities and shareholders’ equity	$5,458,420			$5,213,171

Net interest income / margin (3)		44,862	3.54%		38,927	3.23%
Less tax equivalent adjustment (3)		(57)			(60)
Net interest income		$44,805	3.53%		$38,867	3.23%
_______________________________________________

(1) Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2) Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $253,000 for the second quarter of 2025, compared to $117,000 for the second quarter of 2024. Prepayment fees totaled $473,000 for the second quarter of 2025, compared to $54,000 for the second quarter of 2024.
(3) Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.
(4) FHLB and FRB stock dividends were reclassed from interest income to noninterest income and the related average asset balances were reclassified from interest earning assets to other assets.
(5) Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”).
_______________________________________________

	For the Six Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,469,245	$95,980	5.58%	$3,314,925	$90,070	5.46%
Securities - taxable	889,440	11,905	2.70%	992,508	11,666	2.36%
Securities - exempt from Federal tax (3)	30,369	547	3.63%	31,871	571	3.60%
Other investments and interest-bearing deposits
in other financial institutions (4)	748,370	16,540	4.46%	486,283	13,263	5.48%
Total interest earning assets (3) (4)	5,137,424	124,972	4.91%	4,825,587	115,570	4.82%
Cash and due from banks	31,454			33,316
Premises and equipment, net	9,982			10,115
Goodwill and other intangible assets	173,671			175,769
Other assets	156,347			151,116
Total assets	$5,508,878			$5,195,903

Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,156,854			$1,152,111

Demand, interest-bearing	947,137	2,922	0.62%	926,074	3,273	0.71%
Savings and money market	1,318,018	16,278	2.49%	1,086,085	14,516	2.69%
Time deposits - under $100	11,420	96	1.70%	10,962	88	1.61%
Time deposits - $100 and over	233,025	4,124	3.57%	224,730	4,309	3.86%
ICS/CDARS (5) - interest-bearing demand, money
market and time deposits	1,001,033	12,197	2.46%	977,385	13,818	2.84%
Total interest-bearing deposits	3,510,633	35,617	2.05%	3,225,236	36,004	2.24%
Total deposits	4,667,487	35,617	1.54%	4,377,347	36,004	1.65%

Short-term borrowings	19	—	0.00%	17	—	0.00%
Subordinated debt, net of issuance costs	39,686	1,075	5.46%	39,535	1,076	5.47%
Total interest-bearing liabilities	3,550,338	36,692	2.08%	3,264,788	37,080	2.28%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,707,192	36,692	1.57%	4,416,899	37,080	1.69%
Other liabilities	106,800			105,304
Total liabilities	4,813,992			4,522,203
Shareholders’ equity	694,886			673,700
Total liabilities and shareholders’ equity	$5,508,878			$5,195,903

Net interest income / margin (3)		88,280	3.47%		78,490	3.27%
Less tax equivalent adjustment (3)		(115)			(120)
Net interest income		$88,165	3.46%		$78,370	3.27%
______________________________________________

(1) Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2) Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $467,000 for the first six months of 2025, compared to $277,000 for the first six months of 2024. Prepayment fees totaled $697,000 for the first six months of 2025, compared to $78,000 for the first six months of 2024.
(3) Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.
(4) FHLB and FRB stock dividends were reclassed from interest income to noninterest income and the related average asset balances were reclassified from interest earning assets to other assets.
(5) Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”).
_______________________________________________

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

	Three Months Ended June 30,
	2025 vs. 2024
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$2,456	$1,352	$3,808
Securities — taxable	(281)	1,144	863
Securities — exempt from Federal tax (1)	(14)	1	(13)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	1,234	(1,359)	(125)
Total interest income on interest-earning assets	3,395	1,138	4,533

Expense from the interest-bearing liabilities:
Demand, interest-bearing	20	(255)	(235)
Savings and money market	1,293	(955)	338
Time deposits — under $100	2	1	3
Time deposits — $100 and over	32	(282)	(250)
ICS/CDARS — interest-bearing demand, money market
and time deposits	(157)	(1,101)	(1,258)
Subordinated debt, net of issuance costs	3	(3)	—
Total interest expense on interest-bearing liabilities	1,193	(2,595)	(1,402)
Net interest income	$2,202	$3,733	5,935
Less tax equivalent adjustment			3
Net interest income			$5,938
__________________________________________________________
(1)Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.
__________________________________________________________

	Six Months Ended June 30, 2025
	2025 vs. 2024
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$4,254	$1,656	$5,910
Securities — taxable	(1,384)	1,623	239
Securities — exempt from Federal tax (1)	(27)	3	(24)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	5,785	(2,508)	3,277
Total interest income on interest-earning assets	8,628	774	9,402

Expense from the interest-bearing liabilities:
Demand, interest-bearing	75	(426)	(351)
Savings and money market	2,867	(1,105)	1,762
Time deposits — under $100	4	4	8
Time deposits — $100 and over	146	(331)	(185)
CDARS — interest-bearing demand, money market
and time deposits	274	(1,895)	(1,621)
Subordinated debt, net of issuance costs	5	(6)	(1)
Total interest expense on interest-bearing liabilities	3,371	(3,759)	(388)
Net interest income	$5,257	$4,533	9,790
Less tax equivalent adjustment			5
Net interest income			$9,795
Net interest income increased $5.9 million, or 15%, to $44.8 million for the second quarter of 2025, compared to $39.8 million for the second quarter of 2024. The non-GAAP FTE net interest margin was 3.54% for the second quarter of 2025, an increase over 3.23% for the second quarter of 2024. The increase was primarily due to lower rates paid on customer deposits, an increase in the average yields and average balances of loans and securities, and an increase in the average balance of deposits resulting in a higher average balance of overnight funds, partially offset by a lower average yield on overnight funds.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	June 30, 2025			June 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Loans, core bank	$3,020,534	$41,738	5.54%	$2,830,260	$38,496	5.47%
Prepayment fees	—	473	0.06%	—	54	0.01%
Bay View Funding factored receivables	67,756	3,347	19.81%	54,777	2,914	21.40%
Purchased residential mortgages	420,280	3,548	3.39%	447,687	3,739	3.36%
Loan fair value mark / accretion	(1,802)	172	0.02%	(2,863)	267	0.04%
Total loans (includes
held-for-sale)	$3,506,768	$49,278	5.64%	$3,329,861	$45,470	5.49%
The average yield on the total loan portfolio increased to 5.64% for the second quarter of 2025, compared to 5.49% for the second quarter of 2024, primarily due to an increase in the average yield on loans in the core bank and an increase in prepayment fees.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Loans, core bank	$2,983,011	$81,496	5.51%	$2,812,805	$76,217	5.45%
Prepayment fees	—	697	0.05%	—	78	0.01%
Bay View Funding factored receivables	64,024	6,289	19.81%	54,144	5,752	21.36%
Purchased residential mortgages	424,101	7,145	3.40%	450,964	7,527	3.36%
Loan fair value mark / accretion	(1,891)	353	0.02%	(2,988)	496	0.04%
Total loans (includes
held-for-sale)	$3,469,245	$95,980	5.58%	$3,314,925	$90,070	5.46%
The average yield on the total loan portfolio increased to 5.58% for the first six months of 2025, compared to 5.46% for 2024, primarily due to an increase in the average yield on loans in the core bank and an increase in prepayment fees.

The average cost of total deposits decreased to 1.54% for the second quarter of 2025, compared to 1.75% for the second quarter of 2024. The average cost of total deposits decreased to 1.54% for the first six months of 2025, compared to 1.65% for the first six months of 2024. The average cost of funds decreased to 1.57% for the second quarter of 2025, compared to 1.78% for the second quarter of 2024. The average cost of funds decreased to 1.57% for the first six months of 2025, compared to 1.69% for the first six months of 2024.

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
There was a provision for credit losses on loans of $516,000 for the second quarter of 2025, compared to a provision for credit losses on loans of $471,000 for the second quarter of 2024. There was a provision for credit losses on loans of $790,000 for the six months ended June 30, 2025, compared to $655,000 for the six months ended June 30, 2024. The increase in the provision for credit losses on loans for the second quarter and first six months of 2025, was primarily due to loan growth. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income

			Increase
	Three Months Ended		(decrease)
	June 30,		2025 versus 2024
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$929	$891	$38	4%
FHLB and FRB stock dividends	584	588	(4)	(1)%
Increase in cash surrender value of life insurance	548	521	27	5%
Termination fees	227	100	127	127%
Gain on sales of SBA loans	87	76	11	14%
Servicing income	61	90	(29)	(32)%
Gain on proceeds from company-owned life insurance	—	219	(219)	(100)%
Other	541	379	162	43%
Total	$2,977	$2,864	$75	4%

			Increase
	Six Months Ended		(decrease)
	June 30,		2025 versus 2024
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,821	$1,768	$53	$3%
FHLB and FRB stock dividends	1,174	1,178	(4)	$—%
Increase in cash surrender value of life insurance	1,086	1,039	47	$5%
Termination fees	314	113	201	$178%
Gain on sales of SBA loans	185	254	(69)	$(27)%
Servicing income	143	180	(37)	$(21)%
Gain on proceeds from company-owned life insurance	—	219	(219)	$(100)%
Other	950	750	200	$27%
Total	$5,673	$5,501	$172	$3%
Total noninterest income increased to $3.0 million for the second quarter of 2025, compared to $2.9 million for the second quarter of 2024, primarily due to higher termination and facility fees, partially offset by a $219,000 gain on proceeds from company-owned life insurance in the second quarter of 2024. For the six months ended June 30, 2025, total noninterest income increased 3% to $5.7 million , compared to $5.5 million for the six months ended June 30, 2024, primarily due to higher termination and facility fees, partially offset by a $219,000 gain on proceeds from company-owned life insurance in the first six months of 2024.
A portion of the Company’s noninterest income is associated with its Small Business Administration (“SBA”) lending activity, as gain on the sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the second quarter of 2025, SBA loan sales resulted in a $87,000 gain, compared to a $76,000 gain on sales of SBA loans for the second quarter of 2024. For the six months ended June 30, 2025, SBA loan sales resulted in a $185,000 gain, compared to a $254,000 gain for the six months ended June 30, 2024.
The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense
    The following table sets forth the various components of the Company’s noninterest expense:

			Increase
	Three Months Ended		(Decrease)
	June 30,		2025 versus 2024
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$16,227	$15,794	$433	3%
Legal settlement and other charges	9,184	—	9,184	N/A
Occupancy and equipment	2,525	2,689	(164)	(6)%
Professional fees	1,819	1,072	747	70%
Insurance expense	1,732	1,639	93	6%
Data processing	1,038	995	43	4%
Client services	959	906	53	6%
Software subscriptions	716	713	3	—%
Other	4,135	4,380	(245)	(6)%
Total noninterest expense	$38,335	$28,188	$10,147	36%

			Increase
	Six Months Ended		(Decrease)
	June 30,		2025 versus 2024
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$32,802	$31,303	$1,499	5%
Legal settlement and other charges	9,184	—	9,184	N/A
Occupancy and equipment	5,059	5,132	(73)	-1%
Professional fees	3,399	2,399	1,000	42%
Insurance expense	3,467	3,273	194	6%
Data processing	1,962	1,835	127	7%
Client services	1,837	1,688	149	9%
Software subscriptions	1,463	1,291	172	13%
Other	8,618	8,803	(185)	-2%
Total noninterest expense	$67,791	$55,724	$12,067	22%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended June 30,
		Percent		Percent
	2025	of Total	2024	of Total
	(Dollars in thousands)
Salaries and employee benefits	$16,227	42%	$15,794	56%
Legal settlement and other charges	9,184	24%	—	—%
Occupancy and equipment	2,525	7%	2,689	10%
Professional fees	1,819	5%	1,072	4%
Insurance expense	1,732	4%	1,639	6%
Data processing	1,038	3%	995	3%
Client services	959	2%	906	3%
Software subscriptions	716	2%	713	2%
Other	4,135	11%	4,380	16%
Total noninterest expense	$38,335	100%	$28,188	100%

	Six Months Ended June 30,
		Percent		Percent
	2025	of Total	2024	of Total
	(Dollars in thousands)
Salaries and employee benefits	$32,802	48%	$31,303	56%
Legal settlement and other charges	9,184	14%	—	—%
Occupancy and equipment	5,059	7%	5,132	9%
Professional fees	3,399	5%	2,399	4%
Insurance expense	3,467	5%	3,273	6%
Data processing	1,962	3%	1,835	3%
Client services	1,837	3%	1,688	3%
Software subscriptions	1,463	2%	1,291	3%
Other	8,618	13%	8,803	16%
Total noninterest expense	$67,791	100%	$55,724	100%
Total noninterest expense for the second quarter of 2025 increased to $38.3 million, compared to $28.2 million for the second quarter of 2024. During the second quarter of 2025, the Company recorded an accrual of $9.2 million, primarily due to pre-tax charges related to the settlement of certain litigation matters and charges related to the planned closure of a Bank branch. Adjusted noninterest expense, excluding the $9.2 million accrual, was $29.1 million, compared to $28.2 million for the second quarter of 2024. Total noninterest expense for the first six months increased to $67.8 million compared to $55.7 million for the first six months of 2024. Adjusted noninterest expense for the first six months of 2025, excluding the $9.2 million accrual, was $58.6 million, compared to $55.7 million for the first six months of 2024.
Full time equivalent employees were 350 at June 30, 2025, compared to 353 at June 30, 2024, and 355 and at December 31, 2024.
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

The following table shows the Company’s effective income tax rates for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Effective income tax rate	28.5%	29.4%	28.7%	29.4%
    The Company’s Federal and state income tax expense for the second quarter of 2025 decreased to $2.5 million, compared to $3.8 million for the second quarter of 2024, primarily due to lower pre-tax income. The Company’s Federal and state income tax expense for the first six months of 2025 was $7.2 million, compared to $8.1 million for the first six months of 2024.
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
Realization of the Company’s deferred tax assets is primarily dependent upon the Company generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and the utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions (see Note 7 “Income Taxes”).
FINANCIAL CONDITION
At June 30, 2025, total assets increased 4% to $5.5 billion, compared to $5.3 billion at June 30, 2024, primarily due to an increase in deposits resulting in an increase in overnight funds, and an increase in loans. Total assets decreased 3% from $5.6 billion at December 31, 2024, primarily due to a decrease in deposits.
Securities available-for-sale, at fair value, were $307.0 million at June 30, 2025, an increase of 12% from $273.0 million at June 30, 2024, and increased 20% from $256.3 million at December 31, 2024. Securities held-to-maturity, at amortized cost, net of allowance for credit losses, were $561.2 million at June 30, 2025, a decrease of 10% from $621.2 million at June 30, 2024, and a decrease of 5% from $590.0 million at December 31, 2024.
Loans HFI, net of deferred costs and fees, increased $154.5 million, or 5%, to $3.5 billion at June 30, 2025, compared to $3.4 billion at June 30, 2024, and remained relatively flat from December 31, 2024. Loans HFI, excluding residential mortgages, increased $184.9 million, or 6%, to $3.1 billion at June 30, 2025, compared to $2.9 billion at June 30, 2024, and increased $59.7 million, or 2% from $3.0 billion at December 31, 2024.
Total deposits increased $182.7 million, or 4%, to $4.6 billion at June 30, 2025, compared to $4.4 billion at June 30, 2024, and decreased $192.7 million, or 4%, from $4.8 billion at December 31, 2024.

Securities Portfolio
The following table reflects the balances for each category of securities at the dates indicated:

	June 30,		December 31,
	2025	2024	2024
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$149,865	$54,361	$70,091
U.S. Treasury	80,566	218,682	186,183
Collateralized mortgage obligations	76,604	—	—
Total	$307,035	$273,043	$256,274
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$531,489	$589,386	$559,548
Municipals — exempt from Federal tax (1)	29,732	31,804	30,480
Total (1)	$561,221	$621,190	$590,028
__________________________________________________________
(1)Gross of the allowance for credit losses of $16 at June 30, 2025 and $12 December 31, 2024, and June 30, 2024.
__________________________________________________________
    During the first six months of 2025, the Company purchased $87.2 million of agency mortgage-backed securities, $79.8 million of collateralized mortgage obligations, and $44.8 million of U.S. Treasury securities, for total purchases of $211.8 million in the available-for-sale portfolio. Securities purchased had a book yield of 4.82% and an average life of 4.55 years.
    The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2025:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$193	2.15%	$57,019	3.32%	$92,653	4.78%	$—	—%	$149,865	4.22%
U.S. Treasury	25,394	3.48%	55,172	4.31%	—	—%	—	—%	80,566	4.05%
Collateralized mortgage obligations	—	—%	32,369	5.12%	44,235	5.49%	—	—%	76,604	5.33%
Total	$25,587	3.44%	$144,560	4.10%	$136,888	5.01%	$—	—%	$307,035	4.45%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$1,218	2.02%	$91,775	2.02%	$362,364	1.84%	$76,132	2.60%	$531,489	1.98%
Municipals — exempt from Federal tax (1) (2)	4,325	4.16%	8,689	3.33%	16,718	3.57%	—	$—%	29,732	3.59%
Total (2)	$5,543	3.69%	$100,464	2.13%	$379,082	1.92%	$76,132	2.60%	$561,221	2.07%
__________________________________________________________
(1)Reflects non-GAAP tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.
(2)Gross of the allowance for credit losses of $16 at June 30, 2025.
__________________________________________________________
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
The following table shows the net pre-tax unrealized and unrecognized gain (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses at the dates indicated:

	June 30,		December 31,
	2025	2024	2024
	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized gain (loss):
Agency mortgage-backed securities	$(1,846)	$(4,815)	$(4,148)
U.S. Treasury	533	(3,578)	(912)
Collateralized mortgage obligations	865	—	—
Total	$(448)	$(8,393)	$(5,060)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(73,774)	$(92,058)	$(91,585)
Municipals — exempt from Federal tax	(971)	(1,694)	(1,431)
Total	$(74,745)	$(93,752)	$(93,016)

Allowance for credit losses on municipal securities	$(16)	$(12)	$(12)
The net pre-tax unrealized loss on the securities available-for-sale was $448,000, or $396,000 net of taxes, which equaled less than 1% of total shareholders’ equity at June 30, 2025. The pre-tax unrecognized loss on securities held-to-maturity was $74.7 million, or $52.7 million net of taxes, which equaled 7.6% of total shareholders’ equity at June 30, 2025. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at June 30, 2025, compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair value is expected to recover as the securities approach their maturity date and/or interest rates decline.

The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
	U.S.	backed and
	Treasury	Municipal
	(Par Value)	Securities	Total
	(Dollars in thousands)
Third quarter of 2025	$25,500	$29,136	$54,636
Fourth quarter of 2025	—	25,445	25,445
First quarter of 2026	—	24,334	24,334
Second quarter of 2026	—	23,850	23,850
Third quarter of 2026	—	24,318	24,318
Fourth quarter of 2026	15,000	22,948	37,948
First quarter of 2027	15,000	21,926	36,926
Second quarter of 2027	—	21,618	21,618
Total	$55,500	$193,575	$249,075
Loans
The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Loans HFI, net of deferred costs and fees, represented 65% of total assets at June 30, 2025, compared to 64% at June 30, 2024, and 62% at December 31, 2024. The loan to deposit ratio was 76.38% at June 30, 2025, compared to 76.04 at June 30, 2024, and 72.45% at December 31, 2024.
Loan Distribution
The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2025		June 30, 2024		December 31, 2024
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$492,231	14%	$477,929	14%	$531,350	15%
Real estate:
CRE - owner occupied	627,810	18%	594,504	18%	601,636	17%
CRE - non-owner occupied	1,390,419	39%	1,283,323	38%	1,341,266	38%
Land and construction	149,460	4%	125,374	4%	127,848	4%
Home equity	120,763	4%	126,562	4%	127,963	4%
Multifamily	285,016	8%	268,968	8%	275,490	8%
Residential mortgages	454,419	13%	484,809	14%	471,730	14%
Consumer and other	14,661	< 1%	18,758	< 1%	14,837	<1%
Total Loans	3,534,779	100%	3,380,227	100%	3,492,120	100%
Deferred loan fees, net	(446)	—	(434)	—	(183)	—
Loans, net of deferred fees	3,534,333	100%	3,379,793	100%	3,491,937	100%
Allowance for credit losses on loans	(48,633)		(47,954)		(48,953)
Loans, net	$3,485,700		$3,331,839		$3,442,984
The Company’s loan portfolio is concentrated in commercial loans (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 85% of its gross loans were secured by real property at both June 30, 2025, and December 31, 2024, compared to 86% at June 30, 2024. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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
The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the three months ended June 30, 2025 and 2024, loans were sold resulting in a gain on sales of SBA loans of $87,000 and $76,000, respectively. During the six months ended June 30, 2025 and 2024, loans were sold resulting in a gain on sales of SBA loans of $185,000 and $254,000, respectively.
The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 36 days for the first six months of 2025, compared to 35 days for the first six months of 2024.
The following table shows the balance of factored receivables at period end, average balances during the period, and full time equivalent employees of Bay View Funding at period end:

	June 30,	June 30,
	2025	2024
	(Dollars in thousands)
Total factored receivables at period-end	$71,005	$56,686
Average factored receivables:
For the three months ended	67,756	54,778
For the six months ended	$64,024	$54,144
Total full time equivalent employees at period-end	31	29
The commercial loan portfolio increased $14.3 million, or 3%, to $492.2 million at June 30, 2025, from $477.9 million at June 30, 2024, and decreased $39.1 million, or 7%, from $531.4 at December 31, 2024. Commercial and industrial line usage was 32% at June 30, 2025, compared to 31% at June 30, 2024 and 34% at December 31, 2024.
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
The CRE owner occupied loan portfolio increased $33.3 million, or 6%, to $627.8 million at June 30, 2025, from $594.5 million at June 30, 2024, and increased $26.2 million, or 4%, from $601.6 million at December 31, 2024. CRE non-

owner occupied loans increased $107.1 million, or 8%, to $1.4 billion at June 30, 2025, compared to $1.3 billion at June 30, 2024, and increased $49.2 million, or 4%, from $1.3 billion at December 31, 2024. At both June 30, 2025 and June 30, 2024, 32% of the CRE loan portfolio was secured by owner-occupied real estate, compared to 31% at December 31, 2024.
During the second quarter of 2025, there were 54 new owner occupied and non-owner occupied CRE loans originated totaling $90 million with a weighted average loan-to-value (“LTV”) of 46%; the weighted average debt-service coverage ratio (“DSCR”) for the non-owner occupied portfolio was 1.80 times. The average loan size for all CRE loans at June 30, 2025 was $1.7 million, and the average loan size for office CRE loans was also $1.7 million. The Company has personal guarantees on 92% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations.
Total office exposure (excluding medical/dental offices) in the CRE portfolio was $432 million, including 33 loans totaling approximately $73 million, in San Jose, 18 loans totaling approximately $26 million in San Francisco, and eight loans totaling approximately $15 million, in Oakland, at June 30, 2025. Non-owner occupied CRE with office exposure totaled $333 million at June 30, 2025. At June 30, 2025, the weighted average LTV and DSCR for the entire non-owner occupied office portfolio were 42% and 2.10 times, respectively. Total medical/dental office exposure in the non-owner occupied CRE portfolio consisted of 17 loans totaling $19 million, with a weighted average LTV and DSCR ratio of 42% and 2.57 times, respectively, at June 30, 2025.
The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at June 30, 2025:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Retail	26%	37.5%	2.04	15%	46.0%	23%	38.8%
Industrial	18%	39.1%	2.57	35%	41.7%	23%	40.1%
Mixed-Use, Special
Purpose and Other	19%	42.2%	1.92	33%	40.9%	23%	41.7%
Office	20%	41.6%	2.10	17%	44.0%	19%	42.2%
Multifamily	17%	42.6%	1.89	0%	00.0%	12%	42.6%
Hotel/Motel	< 1%	16.0%	0.64	0%	00.0%	< 1%	16.0%
Total	100%	40.2%	2.09	100%	42.4%	100%	40.8%
The following table presents the weighted average LTV and DSCR by county for CRE loans at June 30, 2025:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Alameda	25%	44.0%	1.78	18%	43.5%	23%	43.6%
Contra Costa	7%	40.2%	1.83	8%	45.4%	7%	41.9%
Marin	6%	45.6%	1.99	3%	48.9%	5%	46.1%
Monterey	2%	38.4%	2.06	2%	37.9%	2%	38.3%
Napa	<1%	28.7%	2.68	1%	50.8%	1%	36.4%
Out of Area	8%	43.0%	1.82	8%	48.2%	8%	44.4%
San Benito	1%	37.8%	2.07	3%	39.3%	2%	38.4%
San Francisco	9%	37.2%	2.23	4%	38.7%	8%	37.4%
San Mateo	12%	40.1%	2.31	14%	40.0%	12%	40.0%
Santa Clara	25%	37.7%	2.35	35%	41.3%	27%	39.0%
Santa Cruz	2%	32.6%	1.87	1%	48.9%	2%	35.4%
Solano	1%	34.3%	2.69	1%	36.4%	1%	34.8%
Sonoma	2%	38.2%	2.52	2%	42.2%	2%	39.0%
Total	100%	40.2%	2.09	100%	42.4%	100%	40.8%

The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $24.1 million, or 19%, to $149.5 million at June 30, 2025, compared to $125.4 million at June 30, 2024, and increased $21.6 million, or 17%, from $127.8 million at December 31, 2024.
The Company makes home equity lines of credit available to its existing clients. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased $5.8 million, or 5%, to $120.8 million at June 30, 2025, compared to $126.6 million at June 30, 2024, and decreased $7.2 million, or 6%, from $128.0 million at December 31, 2024.
Multifamily loans increased $16.0 million, or 6%, to $285.0 million at June 30, 2025, compared to $269.0 million at June 30, 2024, and increased $9.5 million, or 3%, from $275.5 million at December 31, 2024.
From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased $30.4 million, or 6%, to $454.4 million at June 30, 2025, compared to $484.8 million at June 30, 2024, and decreased $17.3 million, or 4% from $471.7 million at December 31, 2024.
Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans decreased $4.1 million, or 22%, to $14.7 million at June 30, 2025, compared to $18.8 million at June 30, 2024 and remained relatively from $14.8 million at December 31, 2024.
With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $114.9 million and $191.4 million at June 30, 2025, respectively.
Loan Maturities
The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of June 30, 2025. The table shows the distribution of such loans between those loans with predetermined fixed interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate and contractual repricing dates. As of June 30, 2025, approximately 24% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$338,264	$112,088	$41,879	$492,231
Real estate:
CRE - owner occupied	42,811	240,821	344,178	627,810
CRE - non-owner occupied	76,143	556,495	757,781	1,390,419
Land and construction	129,203	17,820	2,437	149,460
Home equity	5,000	22,132	93,631	120,763
Multifamily	20,380	146,023	118,613	285,016
Residential mortgages	6,918	17,374	430,127	454,419
Consumer and other	5,752	8,045	864	14,661
Loans	$624,471	$1,120,798	$1,789,510	$3,534,779

Loans with variable interest rates	$442,586	194,063	224,380	$861,029
Loans with fixed interest rates	181,885	926,735	1,565,130	2,673,750
Loans	$624,471	$1,120,798	$1,789,510	$3,534,779
Loan Servicing
As of June 30, 2025 and 2024, SBA loans that the Company serviced for others totaled $55.5 million and $49.6 million, respectively. Activity for loan servicing rights was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Beginning of period balance	$315	$392	$344	$415
Additions	22	20	39	61
Amortization	(46)	(49)	(92)	(113)
End of period balance	$291	$363	$291	$363
Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2025 and 2024, as the fair value of the assets was greater than the carrying value.
Activity for the I/O strip receivable was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Beginning of period balance	$62	$110	$82	$117
Unrealized holding loss	(10)	(9)	(30)	(16)
End of period balance	$52	$101	$52	$101
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

	June 30, 2025
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$6,977	$2,385	$443	$9,805	$482,426	$492,231
Real estate:
CRE - Owner Occupied	—	—	31	31	627,779	627,810
CRE - Non-Owner Occupied	—	—	—	—	1,390,419	1,390,419
Land and construction	—	—	4,198	4,198	145,262	149,460
Home equity	—	—	728	728	120,035	120,763
Multifamily	—	—	—	—	285,016	285,016
Residential mortgages	—	—	607	607	453,812	454,419
Consumer and other	—	—	—	—	14,661	14,661
Total	$6,977	$2,385	$6,007	$15,369	$3,519,410	$3,534,779

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120
The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Past due nonaccrual loans	$6,025	$7,068
Current nonaccrual loans	30	110
Total nonaccrual loans	$6,055	$7,178
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
There were no foreclosed assets on the balance sheet at June 30, 2025, June 30, 2024, or December 31, 2024. There were no Shared National Credits or material purchased participations included in NPAs or total loans at June 30, 2025, June 30, 2024, or December 31, 2024.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,			December 31,
	2025	2024		2024

Nonaccrual loans — held-for-investment	$6,055		$5,782		$7,178
Loans 90 days past due and still accruing	123		248		489
Total nonperforming loans	6,178		6,030		7,667
Foreclosed assets	—		—		—
Total nonperforming assets	$6,178		$6,030		$7,667

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.17	%	0.18	%	0.22%
Nonperforming assets as a percentage of total assets	0.11	%	0.11	%	0.14%
The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the dates indicated:

	June 30, 2025
			Restructured
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$72	$419	$123	$614
Real estate:
CRE - Owner Occupied	31	—	—	31
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	4,198	—	—	4,198
Home equity	728	—	—	728
Residential mortgages	607	—	—	607
Total	$5,636	$419	$123	$6,178

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Special	with Special	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667

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
The amortized cost basis of collateral-dependent loans at June 30, 2025 was $419,000, of which $278,000 were secured by real estate and $141,000 were secured by business assets. The amortized cost basis of collateral-dependent loans at December 31, 2024 was $701,000 and were secured by business assets.
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
Classified loans were $37.5 million, or 0.69% of total assets, at June 30, 2025, compared to $33.6 million, or 0.64% of total assets, at June 30, 2024, and $41.7 million, or 0.74% of total assets at December 31, 2024.
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
Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended June 30, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,045	$6,184	$26,046	$1,674	$832	$4,319	$3,863	$299	$48,262
Charge-offs	(17)	—	—	—	—	—	—	(192)	(209)
Recoveries	43	3	—	—	18	—	—	—	64
Net (charge-offs) recoveries	26	3	—	—	18	—	—	(192)	(145)
Provision for (recapture of)
credit losses on loans	628	7	(633)	764	(49)	148	(404)	55	516
End of period balance	$5,699	$6,194	$25,413	$2,438	$801	$4,467	$3,459	$162	$48,633
Percent of ACLL to Total ACLL
at end of period	12%	13%	52%	5%	2%	9%	7%	< 1%	100%

	Three Months Ended June 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,029	$5,141	$26,409	$1,882	$753	$4,309	$4,199	$166	$47,888
Charge-offs	(510)	—	—	—	—	—	—	—	(510)
Recoveries	64	6	—	—	35	—	—	—	105
Net (charge-offs) recoveries	(446)	6	—	—	35	—	—	—	(405)
Provision for (recapture of)
credit losses on loans	427	197	438	(359)	26	(40)	(239)	21	471
End of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954
Percent of ACLL to Total ACLL
at end of period	10%	11%	56%	3%	2%	9%	8%	< 1%	100%

	Six Months Ended June 30, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Charge-offs	(1,055)	—	—	—	—	—	—	(192)	(1,247)
Recoveries	85	7	—	—	45	—	—	—	137
Net (charge-offs) recoveries	(970)	7	—	—	45	—	—	(192)	(1,110)
Provision for (recapture of)
credit losses on loans	609	962	(1,366)	1,038	(42)	(268)	(159)	16	790
End of period balance	$5,699	$6,194	$25,413	$2,438	$801	$4,467	$3,459	$162	$48,633

Percent of ACLL to Total ACLL
at end of period	12%	13%	52%	5%	2%	9%	7%	< 1%	100%

	Six Months Ended June 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(868)	—	—	—	—	—	—	—	(868)
Recoveries	146	10	—	—	53	—	—	—	209
Net (charge-offs) recoveries	(722)	10	—	—	53	—	—	—	(659)
Provision for (recapture of)
credit losses on loans	(121)	213	1,524	(829)	117	(784)	535	—	655
End of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954
Percent of ACLL to Total ACLL
at end of period	10%	11%	56%	3%	2%	9%	8%	< 1%	100%
The decrease in the allowance for credit losses on loans of $320,000 for the six months ended June 30, 2025, compared to December 31, 2024, was primarily attributed to a increase of $297,000 in the reserve for pooled loans, and a decrease of $617,000 in specific reserves for individually evaluated loans.
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

	June 30,
	2025		2024		December 31, 2024
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$5,699	14%	$5,010	14%	$6,060	15%
Real estate:
CRE - owner occupied	6,195	18%	5,344	18%	5,225	17%
CRE - non-owner occupied	25,413	39%	26,847	38%	26,779	38%
Land and construction	2,438	4%	1,523	4%	1,400	4%
Home equity	801	4%	814	4%	798	4%
Multifamily	4,467	8%	4,269	8%	4,735	8%
Residential mortgages	3,459	13%	3,960	14%	3,618	14%
Consumer and other	161	< 1%	187	< 1%	338	<1%
Total	$48,633	100%	$47,954	100%	$48,953	100%
The ACLL totaled $48.6 million, or 1.38% of total loans at June 30, 2025, compared to $48.0 million, or 1.42% of total loans at June 30, 2024, and $49.0 million, or 1.40% of total loans at December 31, 2024. The ACLL was 787% of nonperforming loans at June 30, 2025, compared to 795% of nonperforming loans at June 30, 2024, and 638% of nonperforming loans at December 31, 2024. The Company had net charge-offs of $145,000, or 0.02% of average loans, for the second quarter of 2025, compared to net charge-offs of $405,000, or 0.05% of average loans, for the second quarter of 2024. Net charge-offs totaled $1.1 million, or 0.07% of average loans, for the first six months of 2025, compared to $659,000, or 0.04% of average loans, for the first six months of 2024.

The following table shows the drivers of change in ACLL for the first and second quarters of 2025:

(Dollars in thousands)
ACLL at December 31, 2024	$48,953
Portfolio changes during the first quarter of 2025	(299)
Qualitative and quantitative changes during the first
quarter of 2025 including changes in economic forecasts	(392)
ACLL at March 31, 2025	48,262
Portfolio changes during the second quarter of 2025	716
Qualitative and quantitative changes during the second
quarter of 2025 including changes in economic forecasts	(345)
ACLL at June 30, 2025	$48,633

Leases
    The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets included $29.4 and total liabilities included $29.5 million at June 30, 2025 as a result of recognizing right-of-use assets, which are included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. At December 31, 2024, $30.6 million was included in both other assets and other liabilities as a result of recognizing right-of-use assets and lease liabilities, related to non-cancelable operating lease agreements for office space. See Note 16 to the consolidated financial statements.
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
The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits at the dates indicated:

	June 30, 2025		June 30, 2024		December 31, 2024
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,151,242	25%	$1,187,320	27%	$1,214,192	25%
Demand, interest-bearing	955,504	21%	928,246	21%	936,587	19%
Savings and money market	1,320,142	28%	1,126,520	25%	1,325,923	28%
Time deposits — under $250	35,356	1%	39,046	1%	38,988	1%
Time deposits — $250 and over	210,818	4%	203,886	4%	206,755	4%
ICS/CDARS — interest-bearing demand,
money market and time deposits	954,272	21%	959,592	22%	1,097,586	23%
Total deposits	$4,627,334	100%	$4,444,610	$100%	$4,820,031	100%
The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at June 30, 2025, June 30, 2024, and December 31, 2024.
Total deposits increased $182.7 million, or 4%, to $4.6 billion at June 30, 2025, from $4.4 billion at June 30, 2024. Total deposits decreased $192.7 million, or 4%, from $4.8 billion at December 31, 2024.

The Company had 25,447 deposits accounts at June 30, 2025, with an average balance of $182,000, compared to 25,033 deposit accounts at June 30, 2024, with an average balance of $178,000. At December 31, 2024, the Company had 25,427 deposit accounts, with an average balance of $190,000.
Deposits from the Bank’s top 100 client relationships, representing 23% of total number of accounts, totaled $2.1 billion, representing 46% of total deposits, with an average account size of $368,000 at June 30, 2025. At June 30, 2024, deposits from the Bank’s top 100 client relationships, representing 21% of the total number of accounts, totaled $2.1 billion, representing 47% of total deposits, with an average account size of $388,000. At December 31, 2024, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.2 billion, representing 47% of total deposits, with an average account size of $400,000 at December 31, 2024.
The Bank’s uninsured deposits were approximately $2.1 billion, or 46% of the Company’s total deposits, at June 30, 2025, compared to $2.0 billion, or 45% of the Company’s total deposits, at June 30, 2024, and $ 2.2 billion, or 45% of total deposits at December 31, 2024.
At June 30, 2025, the $954.3 million of ICS/CDARS deposits were comprised of $405.0 million of interest-bearing demand deposits, $254.6 million of money market accounts and $294.7 million of time deposits. At June 30, 2024, the $959.6 million ICS/CDARS deposits comprised $435.7 million of interest-bearing demand deposits, $228.8 million of money market accounts and $249.3 million of time deposits. At December 31, 2024, the $1.00 billion ICS/CDARS deposits were comprised of $433.4 million of interest-bearing demand deposits, $345.5 million of money market accounts and $318.7 million of time deposits.
The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of June 30, 2025:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$27,878	18%
Over three months through six months	40,923	26%
Over six months through twelve months	56,047	36%
Over twelve months	30,504	20%
Total	$155,352	100%
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

Return on Equity and Assets
The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Return on average assets	0.47%	0.71%	0.66%	0.75%
Return on average tangible assets(1)	0.48%	0.74%	0.68%	0.78%
Return on average equity	3.68%	5.50%	5.23%	5.79%
Return on average tangible common equity(1)	4.89%	7.43%	6.97%	7.84%
Average equity to average assets ratio	12.77%	12.95%	12.61%	12.97%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted:	2025	2024	2025	2024
Return on average assets(1)	0.95%	0.71%	0.90%	0.75%
Return on average tangible common equity(1)	9.92%	7.43%	9.51%	7.84%
____________________________________
(1)This is a non-GAAP financial measure.
______________________________

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
One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 76.38% at June 30, 2025, compared to 76.04% at June 30, 2024, and 72.45% at December 31, 2024.
The Company’s total liquidity and borrowing capacity at June 30, 2025 was $3.1 billion, all of which remained available. The available liquidity and borrowing capacity included $2.2 billion in Federal funds purchase arrangements and lines of credit, $662.5 million of excess funds at the FRB, and $281.6 million of unpledged investment securities, at fair value, at June 30, 2025. The available liquidity and borrowing capacity was 67% of the Company’s total deposits and approximately 147% of the Bank’s estimated uninsured deposits, at June 30, 2025.
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

	June 30, 2025
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,605	$811,704	$—	$811,704
FRB discount window collateralized line of credit	1,585,172	1,245,357	—	1,245,357
Federal funds purchase arrangements	—	90,000	—	90,000
Holding company line of credit	—	25,000	—	25,000
	$2,818,777	$2,172,061	$—	$2,172,061

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,989,115	$2,313,909	$—	$2,313,909
HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at June 30, 2025 and December 31, 2024.
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
The Company is authorized to repurchase up to $15 million of the Company’s shares of its issued and outstanding common stock under a share repurchase program (the “Repurchase Program”) adopted by the Board of Directors in July 2024. Under the Repurchase Program, the Company is authorized to purchase its common stock from time-to-time in open market transactions, made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, price, value and amount of any repurchases under the Repurchase Program will depend on various factors, including the market price of the Company’s common stock, trading volume, general market conditions and other corporate and economic considerations, including the best interests of our shareholders. During the second quarter of 2025, the Company repurchased 207,989 shares of its common stock with a weighted average price of $9.19 for a total of $1.9 million. The remaining capacity under this share repurchase program was $13.1 million at June 30, 2025. In July 2025, the Company’s Board of Directors extended the program for one year, expiring on July 31, 2026.

    On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $272,000, totaled $39.7 million at June 30, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.
    The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements at the dates indicated:

	June 30,	June 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$524,826	$516,127	$524,204
Additional Tier 1 capital	—	—	—
Tier 1 Capital	524,826	516,127	524,204
Tier 2 Capital	89,130	85,388	86,439
Total Capital	$613,956	$601,515	$610,643

Risk-weighted assets	$3,957,432	$3,849,234	$3,917,931
Average assets for capital purposes	$5,286,196	$5,045,412	$5,436,274

Capital ratios:
Total Capital	15.5%	15.6%	15.6%
Tier 1 Capital	13.3%	13.4%	13.4%
Common equity Tier 1 Capital	13.3%	13.4%	13.4%
Tier 1 Leverage(1)	9.9%	10.2%	9.6%
__________________________________________________________
(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).
__________________________________________________________
The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements at the dates indicated:

	June 30,	June 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$547,248	$534,916	$543,872
Additional Tier 1 capital	—	—	—
Tier 1 Capital	547,248	534,916	543,872
Tier 2 Capital	49,401	45,811	46,786
Total Capital	$596,649	$580,727	$590,658

Risk-weighted assets	$3,954,837	$3,846,732	$3,914,648
Average assets for capital purposes	$5,283,630	$5,042,909	$5,432,806

Capital ratios:
Total Capital	15.1%	15.1%	15.1%
Tier 1 Capital	13.8%	13.9%	13.9%
Common Equity Tier 1 Capital	13.8%	13.9%	13.9%
Tier 1 Leverage(1)	10.4%	10.6%	10.0%
__________________________________________________________
(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).
__________________________________________________________

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
__________________________________________________________
(1) Includes 2.5% capital conservation buffer, except the leverage capital ratio.
___________________________________________________________

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

At June 30, 2025, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2025, June 30, 2024, and December 31, 2024, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2025, that management believes have changed the categorization of the Company or HBC as well-capitalized.
At June 30, 2025, the Company had total shareholders’ equity of $694.7 million, compared to $679.2 million at June 30, 2024, and $689.7 million at December 31, 2024. At June 30, 2025, total shareholders’ equity included $509.9 million in common stock, $189.8 million in retained earnings, and $(5.0) million of accumulated other comprehensive loss. The book value per share was $11.31 at June 30, 2025, compared to $11.08 at June 30, 2024, and $11.24 at December 31, 2024. The tangible book value per share was $8.49 at June 30, 2025, compared to $8.22 at June 30, 2024, and $8.41 at December 31, 2024. Adjusted tangible book value per share was $8.59 at June 30, 2025. Tangible book value per share is a non-GAAP financial measure.
The following table reflects the components of accumulated other comprehensive loss, net of taxes, at the dates indicated:

	June 30,		December 31,
Accumulated Other Comprehensive Loss	2025	2024	2024
	(Dollars in thousands)
Actuarial losses associated with:
Split dollar insurance contracts	$(2,468)	$(2,913)	$(2,339)
Supplemental executive retirement plan	(2,156)	(2,856)	(2,173)
Unrealized loss on securities available-for-sale	(396)	(6,022)	(3,656)
Unrealized gain on interest-only strip from SBA loans	42	76	63
Total accumulated other comprehensive loss	$(4,978)	$(11,715)	$(8,105)

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
The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity (a non-GAAP financial measure) that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix as of June 30, 2025:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
Change in Interest Rates	Amount	Percent
(basis points)	(Dollars in thousands)
+400	$15,967	8.2%
+300	$11,951	6.1%
+200	$7,963	4.1%
+100	$3,980	2.0%
0	—	—
−100	$(6,331)	(3.3)%
−200	$(15,553)	(8.0)%
−300	$(27,131)	(13.9)%
−400	$(42,502)	(21.8)%

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity(1)
Change in Interest Rates	Amount	Percent
(basis points)	(Dollars in thousands)
+400	$41,477	3.0%
+300	$38,041	2.8%
+200	$30,716	2.2%
+100	$18,624	1.3%
0	—	—
−100	$(44,872)	(3.2)%
−200	$(119,458)	(8.7)%
−300	$(213,815)	(15.5)%
−400	$(333,310)	(24.1)%
_______________________________________________________
(1)Computations of prospective effects of hypothetical interest rate changes are for illustrative purposes only, are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. These projections are forward-looking and should be considered in light of the “Cautionary Note Regarding Forward-Looking Statements” on page 3. Actual rates paid on deposits may differ from the hypothetical interest rates modeled due to competitive or market factors, which could affect any actual impact on net interest income.
__________________________________________________________
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
RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
The accounting and reporting policies of the Company conform to GAAP in the United States and prevailing practices in the banking industry. However, certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These measures include “adjusted” operating metrics that have been adjusted to exclude notable expenses incurred in the second quarter of 2025 as well as other performance measures and ratios adjusted for notable items. The Company believes these non-GAAP financial measures are common in the banking industry, and may enhance comparability for peer comparison purposes. These non-GAAP financial measures should be supplemental to primary GAAP financial measures and should not be read in isolation or relied upon as a substitute for primary GAAP financial measures.
Management considers net income and earnings per share adjusted to exclude the $9.2 million of charges primarily related to a legal settlement and charges related to the planned closure of a Bank branch in the second quarter and first six months of 2025 as a useful measurement of the Company’s profitability compared to prior periods.
The following table summarizes components of net income and diluted earnings per share for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amount)
Reported net income (GAAP)	$6,389	$9,234	$18,015	$19,400
Add: pre-tax legal settlement and other charges	9,184	—	9,184	—
Less: related income taxes	(2,618)	—	(2,618)	—
Adjusted net income (non-GAAP)	$12,955	$9,234	$24,581	$19,400

Weighted average shares outstanding - diluted	61,624,600	61,438,088	61,664,942	61,446,484

Reported diluted earnings per share	$0.10	$0.15	$0.29	0.32

Adjusted diluted earnings per share	$0.21	$0.15	$0.40	0.32

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
The following table summarizes components of FTE net interest income of the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income before provision for
credit losses on loans (GAAP)	$44,805	$38,867	$88,165	$78,370
Tax-equivalent adjustment on securities - exempt from Federal tax	57	60	115	120
Net interest income, FTE (non-GAAP)	$44,862	$38,927	$88,280	$78,490

Average balance of total interest earning assets	$5,087,089	$4,840,670	$5,137,424	$4,825,587

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.53%	3.23%	3.46%	3.27%

Net interest margin, FTE (annualized net interest income, FTE, divided
by average balance of total interest earnings assets) (non-GAAP)	3.54%	3.23%	6.91%	3.27%

Management views its non-GAAP PPNR as a key metric for assessing the Company’s earnings power. The following table summarizes the components of PPNR for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income before credit losses on loans	$44,805	$38,867	$88,165	$78,370
Noninterest income	2,977	2,864	5,673	5,501
Total revenue	47,782	41,731	93,838	83,871
Less: Noninterest expense	(38,335)	(28,188)	(67,791)	(55,724)
Reported pre-provision net revenue (non-GAAP)	9,447	13,543	26,047	28,147
Add: pre-tax legal settlement and other charges	9,184	—	9,184	—
Adjusted pre-provision net revenue (non-GAAP)	$18,631	$13,543	$35,231	$28,147
The efficiency ratio is a non-GAAP financial measure, which is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of noninterest expense and the efficiency ratio of the Company for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Reported noninterest expense (GAAP)	$38,335	$28,188	$67,791	$55,724
Less: pre-tax legal settlement and other charges	(9,184)	—	(9,184)	—
Adjusted noninterest expense (non-GAAP)	29,151	28,188	58,607	55,724

Net interest income before provision for credit losses on loans	$44,805	$38,868	$88,165	$78,370
Noninterest income	2,977	2,864	5,673	5,501
Total revenue	$47,782	$41,732	$93,838	$83,871

Reported efficiency ratio (noninterest expense divided by
total revenue) (non-GAAP)	80.23%	67.55%	72.24%	66.44%

Adjusted efficiency ratio (noninterest expense divided by
total revenue) (non-GAAP)	61.01%	67.55%	62.46%	66.44%

Management considers the tangible common equity ratio and tangible book value per common share as useful measurements of the Company’s equity. The Company references the return on average tangible common equity as a measurement of profitability. The following table summarizes components of the annualized return on average assets, annualized return on average equity, and the annualized return on average tangible common equity for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Reported net income (GAAP)	$6,389	$9,234	$18,015	$19,400
Add: pre-tax legal settlement and other charges	9,184	—	9,184	—
Less: related income taxes	(2,618)	—	(2,618)	—
Adjusted net income (non-GAAP)	$12,955	$9,234	$24,581	$19,400

Average Assets (GAAP)	$5,458,420	$5,213,171	$5,508,878	$5,195,903

Reported annualized return on average tangible assets (GAAP)	0.47%	0.71%	0.66%	0.75%

Adjusted annualized return on average tangible assets (GAAP)	0.95%	0.71%	0.90%	0.75%

Average tangible common equity components:
Average Equity (GAAP)	$697,016	$675,108	$694,886	$673,700
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,817)	(7,867)	(6,040)	(8,138)
Total Average Tangible Common Equity (non-GAAP)	$523,568	$499,610	$521,215	$497,931

Annualized return on average equity (GAAP)	3.68%	5.50%	5.23%	5.79%

Reported annualized return on average tangible
common equity (non-GAAP)	4.89%	7.43%	0.07%	7.84%

Adjusted annualized return on average tangible
common equity (non-GAAP)	9.92%	7.43%	9.51%	7.84%

The following table summarizes components of the tangible common equity to tangible assets ratio of the Company at the dates indicated:

	June 30,	June 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$694,704	$679,199	$689,727
Less: Preferred Stock	—	—	—
Total Common Equity	694,704	679,199	689,727
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,532)	(7,521)	(6,439)
Total Tangible Common Equity (non-GAAP)	$521,541	$504,047	$515,657

Asset components:
Total Assets (GAAP)	$5,467,237	$5,263,024	$5,645,006
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,532)	(7,521)	(6,439)
Total Tangible Assets (non-GAAP)	$5,294,074	$5,087,872	$5,470,936

Tangible common equity / tangible assets (non-GAAP)	9.85%	9.91%	9.43%
The following table summarizes components of the tangible common equity to tangible assets ratio of HBC at the dates indicated:

	June 30,	June 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$717,103	$697,964	$709,379
Less: Preferred Stock	—	—	—
Total Common Equity	717,103	697,964	709,379
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,532)	(7,521)	(6,439)
Total Tangible Common Equity (non-GAAP)	$543,940	$522,812	$535,309

Asset components:
Total Assets (GAAP)	$5,464,618	$5,260,500	$5,641,646
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,532)	(7,521)	(6,439)
Total Tangible Assets (non-GAAP)	$5,291,455	$5,085,348	$5,467,576

Tangible common equity / tangible assets (non-GAAP)	10.28%	10.28%	9.79%

The following table summarizes components of the tangible book value per share of the Company at the dates indicated:

	June 30,	June 30,	December 31,
	2025	2024	2024
	(Dollars in thousands, except per share amounts)
Capital components:
Total Equity (GAAP)	$694,704	$679,199	$689,727
Less: Preferred Stock	—	—	—
Total Common Equity	694,704	679,199	689,727
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,532)	(7,521)	(6,439)
Total Tangible Common Equity (non-GAAP)	521,541	504,047	515,657
Add: pre-tax legal settlement and other charges	9,184	—	0
Less: related income taxes	(2,618)	—	—
Adjusted tangible common equity (non-GAAP)	$528,107	$504,047	$515,657

Common shares outstanding at period-end	61,446,763	61,292,094	61,348,095

Reported tangible book value per share (non-GAAP)	$8.49	$8.22	$8.41

Adjusted tangible book value per share (non-GAAP)	$8.59	$8.22	$8.41
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Market Risk” and “—Interest Rate Management” of this Report.
ITEM 4—CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at June 30, 2025, the period covered by this Report.
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
During the three months and six months ended June 30, 2025, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, and lead to attempts by third parties to seek similar claims. As of June 30, 2025, we were party to no litigation that we believe to be material to our business, financial condition, results of operations, or cash flows.
For more information regarding legal proceedings, see Note 13 “Commitments and Loss Contingencies” to the consolidated financial statements.
ITEM 1A—RISK FACTORS
A discussion of risk factors affecting us as is set forth in Part II, Item 1A. Risk Factors, on pages 73 – 95 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, or discussed elsewhere in any of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company is authorized to repurchase up to $15.0 million of the Company’s shares of its issued and outstanding common stock under its share repurchase program authorized by the Board of Directors in July 2024. In July 2025, the Company’s Board of Directors extended the program for one year, expiring on July 31, 2026. The following table shows the share repurchase activity during the second quarter and first six months of 2025:

			Total Number of	Maximum Value of
	Total	Average	Shares Purchased	Shares that May Yet Be
	Number	Price	as Part of Publicly	Purchased Under the
	of Shares	Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(in thousands)
First Quarter of 2025	—	$—	—
April 1 - 30. 2025	32,923	$9.06	32,923
May 1- 31, 2025	175,066	$9.22	175,066
June 1 - 30, 2025	—	$—	—
Second Quarter of 2025	207,989	$9.19	207,989
First Six Months of 2025	207,989	$9.19	207,989	$13,078

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

3.4	Heritage Commerce Corp Bylaws, as amended, dated May 22, 2025, filed herewith.
10.1*	Employment Agreement with Seth Fonti, dated July 24, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 24, 2025).
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350.
32.2**	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.
The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.
**Furnished and not filed.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: August 8, 2025	/s/ ROBERTSON CLAY JONES
Robertson Clay Jones
Chief Executive Officer (Duly Authorized Officer)

Date: August 8, 2025	/s/ SETH FONTI
Seth Fonti
Chief Financial Officer (Principal Financial Officer)