Form 10-Q
period 2025-09-30
HERITAGE COMMERCE CORP
filed 2025-11-05
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒
The Registrant had 61,283,541 shares of Common Stock outstanding on October 29, 2025.

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
◦political events that have accompanied or that may in the future accompany or result from recent political changes, particularly including the impact of a prolonged U.S. federal government shutdown, the imposition of tariffs or retaliatory tariffs, sociopolitical events and other conditions that result from political conflicts and law enforcement activities that may adversely affect our markets or our clients;
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
◦factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale, including any impairment or other charges in connection with declines in asset values or repositioning of securities held in our investment portfolio;
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

Part I—FINANCIAL INFORMATION
ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Assets
Cash and due from banks	$42,442	$29,864
Other investments and interest-bearing deposits in other financial institutions	705,300	938,259
Total cash and cash equivalents	747,742	968,123
Securities available-for-sale, at fair value	408,456	256,274
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $11
and $12, respectively (fair value of $476,834 and $497,012, respectively)	544,806	590,016
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,325	2,375
Loans held-for-investment, net of deferred fees	3,581,678	3,491,937
Allowance for credit losses on loans	(49,427)	(48,953)
Loans, net	3,532,251	3,442,984
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,566	32,556
Company-owned life insurance	82,861	81,211
Premises and equipment, net	9,429	10,140
Goodwill	167,631	167,631
Other intangible assets	5,078	6,439
Accrued interest receivable and other assets	91,575	87,257
Total assets	$5,623,720	$5,645,006

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,241,603	$1,214,192
Demand, interest-bearing	922,077	936,587
Savings and money market	1,366,905	1,325,923
Time deposits - under $250	32,462	38,988
Time deposits - $250 and over	223,496	206,755
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	990,003	1,097,586
Total deposits	4,776,546	4,820,031
Subordinated debt, net of issuance costs	39,767	39,653
Accrued interest payable and other liabilities	107,397	95,595
Total liabilities	4,923,710	4,955,279

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,277,541, and 61,348,095 shares issued and outstanding, respectively	508,664	510,070
Retained earnings	196,526	187,762
Accumulated other comprehensive loss	(5,180)	(8,105)
Total shareholders' equity	700,010	689,727
Total liabilities and shareholders' equity	$5,623,720	$5,645,006
See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$50,130	$45,781	$146,110	$135,851
Securities, taxable	6,146	4,676	18,051	16,342
Securities, exempt from Federal tax	203	223	635	674
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	8,615	10,172	25,155	23,434
Total interest income	65,094	60,852	189,951	176,301

Interest expense:
Deposits	17,769	20,985	53,385	56,989
Subordinated debt	537	538	1,613	1,614
Total interest expense	18,306	21,523	54,998	58,603

Net interest income before provision for credit losses on loans	46,788	39,329	134,953	117,698
Provision for credit losses on loans	416	153	1,206	808
Net interest income after provision for credit losses on loans	46,372	39,176	133,747	116,890

Noninterest income:
Service charges and fees on deposit accounts	898	908	2,719	2,676
FHLB and FRB stock dividends	587	586	1,761	1,765
Increase in cash surrender value of life insurance	564	530	1,650	1,569
Servicing income	77	108	220	288
Gain on sales of SBA loans	—	94	185	348
Termination fees	—	46	314	159
Gain on proceeds from company-owned life insurance	—	—	—	219
Other	1,091	554	2,041	1,304
Total noninterest income	3,217	2,826	8,890	8,328

Noninterest expense:
Salaries and employee benefits	16,948	15,673	49,750	46,976
Occupancy and equipment	2,528	2,599	7,587	7,731
Professional fees	1,175	1,306	4,574	3,705
Other	8,375	7,977	34,906	24,867
Total noninterest expense	29,026	27,555	96,817	83,279
Income before income taxes	20,563	14,447	45,820	41,939
Income tax expense	5,865	3,940	13,107	12,032
Net income	$14,698	$10,507	$32,713	$29,907

Earnings per common share:
Basic	$0.24	$0.17	0.53	$0.49
Diluted	$0.24	$0.17	0.53	$0.49

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net income	$14,698	$10,507	$32,713	$29,907
Other comprehensive (loss) income:
Change in net unrealized holding gains (losses) on
available-for-sale securities and I/O strips	(207)	4,024	4,375	5,549
Deferred income taxes	61	(1,167)	(1,282)	(1,609)
Change in unrealized gains on securities and I/O strips,
net of deferred income taxes	(146)	2,857	3,093	3,940

Change in net pension and other benefit plan liability adjustment	(52)	(26)	(157)	(79)
Deferred income taxes	(4)	(8)	(11)	(23)
Change in pension and other benefit plan liability, net of
deferred income taxes	(56)	(34)	(168)	(102)
Other comprehensive (loss) income	(202)	2,823	2,925	3,838

Total comprehensive income	$14,496	$13,330	$35,638	$33,745
See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except per share amounts)
Balance, January 1, 2024	61,146,835	$506,539	$179,092	$(12,730)	$672,901
Net income	—	—	10,166	—	10,166
Other comprehensive income, net of taxes	—	—	—	142	142
Issuance of restricted stock awards, net of forfeitures	33,908	—	—	—	—
Net amortization of restricted stock awards	—	311	—	—	311
Cash dividend declared $0.13 per share	—	—	(7,952)	—	(7,952)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	198	—	—	198
Stock option expense, net of forfeitures and taxes	—	145	—	—	145
Stock options exercised	72,882	385	—	—	385
Balance, March 31, 2024	61,253,625	507,578	181,306	(12,588)	676,296
Net income	—	—	9,234	—	9,234
Other comprehensive income, net of taxes	—	—	—	873	873
Issuance (forfeitures) of restricted stock awards, net	(8,000)	—	—	—	—
Net amortization of restricted stock awards	—	165	—	—	165
Cash dividend declared $0.13 per share	—	—	(7,969)	—	(7,969)
RSUs and PRSUs expense, net of taxes	—	413	—	—	413
RSUs vested	35,837	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	129	—	—	129
Stock options exercised	10,632	58	—	—	58
Balance, June 30, 2024	61,292,094	508,343	182,571	(11,715)	679,199
Net income	—	—	10,507	—	10,507
Other comprehensive income, net of taxes	—	—	—	2,823	2,823
Amortization of restricted stock awards,
net of forfeitures and taxes	—	239	—	—	239
Cash dividend declared $0.13 per share	—	—	(7,968)	—	(7,968)
RSUs and PRSUs expense, net of taxes	—	396	—	—	396
Stock option expense, net of forfeitures and taxes	—	121	—	—	121
Stock options exercised	5,250	35	—	—	35
Balance, September 30, 2024	61,297,344	$509,134	$185,110	$(8,892)	$685,352

See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
	(Dollars in thousands, except per share amounts)
Balance, January 1, 2025	61,348,095	$510,070	$187,762	$(8,105)	$689,727
Net income	—	—	11,626	—	11,626
Other comprehensive income, net of taxes	—	—	—	1,298	1,298
Issuance of restricted stock awards, net of forfeitures	39,104	—	—	—	—
Net amortization of restricted stock awards	—	145	—	—	145
Cash dividend declared $0.13 per share	—	—	(7,987)	—	(7,987)
RSUs and PRSUs expense, net of taxes	—	278	—	—	278
RSUs vested	71,700	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	117	—	—	117
Stock options exercised	152,222	986	—	—	986
Balance, March 31, 2025	61,611,121	511,596	191,401	(6,807)	696,190
Net income	—	—	6,389	—	6,389
Other comprehensive income, net of taxes	—	—	—	1,829	1,829
Issuance (forfeitures) of restricted stock awards, net	(1,682)	—	—	—	—
Net amortization of restricted stock awards	—	165	—	—	165
Cash dividend declared $0.13 per share	—	—	(7,996)	—	(7,996)
RSUs and PRSUs expense, net of taxes	—	(81)	—	—	(81)
RSUs vested	39,643	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	92	—	—	92
Common stock repurchased	(207,989)	(1,912)	—	—	(1,912)
Stock options exercised	5,670	28	—	—	28
Balance, June 30, 2025	61,446,763	509,888	189,794	(4,978)	694,704
Net income	—	—	14,698	—	14,698
Other comprehensive loss, net of taxes	—	—	—	(202)	(202)
Issuance of restricted stock awards, net	41,379	—	—	—	—
Net amortization of restricted stock awards	—	157	—	—	157
Cash dividend declared $0.13 per share	—	—	(7,966)	—	(7,966)
RSUs and PRSUs expense, net of taxes	—	506	—	—	506
RSUs vested	347	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	73	—	—	73
Common stock repurchased	(231,198)	(2,137)	—	—	(2,137)
Stock options exercised	20,250	177	—	—	177
Balance, September 30, 2025	61,277,541	$508,664	$196,526	$(5,180)	$700,010
See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,713	$29,907
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	(775)	(2,139)
Gain on sale of SBA loans	(185)	(348)
Proceeds from sale of SBA loans originated for sale	2,664	4,563
SBA loans originated for sale	(2,167)	(3,659)
Provision for credit losses on loans	1,206	808
Increase in cash surrender value of life insurance	(1,650)	(1,569)
Depreciation and amortization	970	977
Amortization of other intangible assets	1,361	1,661
Stock option expense, net	282	395
RSUs and PRSUs expense, net	703	1,007
Amortization of restricted stock awards, net	467	715
Amortization of subordinated debt issuance costs	113	113
Gain on proceeds from company-owned life insurance	—	(219)
Effect of changes in:
Accrued interest receivable and other assets	(6,100)	202
Accrued interest payable and other liabilities	12,101	(9,262)
Net cash provided by operating activities	41,703	23,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(348,793)	—
Maturities/paydowns/calls of securities available-for-sale	202,322	213,508
Maturities/paydowns/calls of securities held-to-maturity	44,682	45,598
Net change in loans	(89,734)	(60,805)
Changes in FHLB stock and other investments	(10)	(13)
Proceeds from redemption of company-owned life insurance	—	595
Purchase of premises and equipment	(258)	(1,518)
Net cash (used in) provided by investing activities	(191,791)	197,365

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(43,485)	351,075
Exercise of stock options	1,191	478
Payment of cash dividends	(23,950)	(23,889)
Repurchase shares of the Company common stock	(4,049)	—
Net cash (used in) provided by financing activities	(70,293)	327,664
Net (decrease) increase in cash and cash equivalents	(220,381)	548,181
Cash and cash equivalents, beginning of period	968,123	408,129
Cash and cash equivalents, end of period	$747,742	$956,310

Supplemental disclosures of cash flow information:
Interest paid	$54,463	$56,140
Income taxes paid, net	$14,078	$12,342

Supplemental schedule of non-cash activity:
Transfer of loans held-for-sale to loan portfolio	$738	$—
Recording of right of use assets in exchange for lease obligations	$—	$3,045
See notes to consolidated financial statements (unaudited).

HERITAGE COMMERCE CORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2025.
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
2) Shareholders’ Equity and Earnings Per Share
Share Repurchase Program – At September 30, 2025, the Company was authorized to repurchase up to $15,000,000 of the Company’s shares of its issued and outstanding common stock under a share repurchase program (the “Repurchase Program”) adopted by the Board of Directors (the “Board”) in July 2024. On October 23, 2025, the Board approved an increase in the maximum total value of shares authorized for repurchase under the Company’s Repurchase Program doubling the authorization from $15,000,000 to $30,000,000. The term of the Repurchase Program was also extended by the Board to October 31, 2026. Under the Repurchase Program, the Company is authorized to purchase its common stock from time-to-time in open market transactions, made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, price, value and amount of any repurchases under the Repurchase Program will depend on various factors, including the market price of the Company’s common stock, trading volume, general market conditions and other corporate and economic considerations, including the best interests of our shareholders. During the second and third quarters of 2025, the Company repurchased 439,187 shares of its common stock with a weighted average price of $9.22 per share for a total of $4,049,000. The remaining capacity under the Repurchase Program as of the filing date, after giving effect to the amendment as described above, is $25,951,000.

Earnings Per Share – Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. Unvested restricted stock units are not considered participating securities and as a result are not considered outstanding under the two class method of computing basic earnings per common share. There were 1,364,621 and 1,390,055 weighted average stock options outstanding for the three and nine months ended September 30, 2025, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,440,168 and 1,841,601 weighted average stock options outstanding for the three months and nine months ended September 30, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were no weighted average RSUs outstanding for the three months and nine months ended September 30, 2025, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were 1,467 and 493 weighted average RSUs outstanding for the three months and nine months ended September 30, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per shares. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amounts)
Net income	$14,698	$10,507	$32,713	$29,907

Weighted average common shares outstanding
for basic earnings per common share	61,333,951	61,295,877	61,440,570	61,254,138
Dilutive potential common shares	282,834	250,280	247,046	243,789
Shares used in computing diluted earnings per common share	61,616,785	61,546,157	61,687,616	61,497,927

Basic earnings per share	$0.24	$0.17	$0.53	$0.49
Diluted earnings per share	$0.24	$0.17	$0.53	$0.49
3) Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The following table reflects the changes in AOCI by component for the periods indicated:

	Three Months Ended September 30, 2025 and 2024
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total
	(Dollars in thousands)
Beginning balance July 1, 2025, net of taxes	$(354)	$(4,624)	$(4,978)
Other comprehensive loss before reclassification,
net of taxes	(146)	(19)	(165)
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(37)	(37)
Net current period other comprehensive loss,
net of taxes	(146)	(56)	(202)

Ending balance September 30, 2025, net of taxes	$(500)	$(4,680)	$(5,180)

Beginning balance July 1, 2024, net of taxes	$(5,946)	$(5,769)	$(11,715)
Other comprehensive income (loss) before reclassification,
net of taxes	2,857	(16)	2,841
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(18)	(18)
Net current period other comprehensive income (loss),
net of taxes	2,857	(34)	2,823
Ending balance September 30, 2024, net of taxes	$(3,089)	$(5,803)	$(8,892)
__________________________________________________________
(1) This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”)     and includes split-dollar life insurance benefit plan.
__________________________________________________________

	Nine Months Ended September 30, 2025 and 2024
	Unrealized
	Gains (Losses)
	on Available-	Defined
	for-Sale	Benefit
	Securities	Pension
	and I/O	Plan
	Strips	Items(1)	Total
	(Dollars in thousands)
Beginning balance January 1, 2025, net of taxes	$(3,593)	$(4,512)	$(8,105)
Other comprehensive income (loss) before reclassification,
net of taxes	3,093	(57)	3,036
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(111)	(111)
Net current period other comprehensive income (loss),
net of taxes	3,093	(168)	2,925

Ending balance September 30, 2025, net of taxes	$(500)	$(4,680)	$(5,180)

Beginning balance January 1, 2024, net of taxes	$(7,029)	$(5,701)	$(12,730)
Other comprehensive income (loss) before reclassification,
net of taxes	3,940	(47)	3,893
Amounts reclassified from other comprehensive income
(loss), net of taxes	—	(55)	(55)
Net current period other comprehensive income (loss),
net of taxes	3,940	(102)	3,838
Ending balance September 30, 2024, net of taxes	$(3,089)	$(5,803)	$(8,892)
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
__________________________________________________________

	Amounts Reclassified from
	AOCI
	Nine Months Ended
	September 30,		Affected Line Item Where
Details About AOCI Components	2025	2024	Net Income is Presented
	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$193	$157
Prior service cost and actuarial losses (3)	(36)	(78)
	157	79	Other noninterest expense
	(46)	(24)	Income tax benefit
Total reclassification from AOCI for the period	$111	$55	Net of tax
__________________________________________________________
(1) This AOCI component is included in the computation of net periodic benefit cost (see Note 8 “Benefit Plans”).
(2) This is related to the split dollar life insurance benefit plan.
(3) This is related to the supplemental executive retirement plan.
__________________________________________________________
4) Securities
The amortized cost and estimated fair value of securities were as follows at the dates indicated:

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
September 30, 2025	Cost	Gains	(Losses)	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$232,181	$1,375	$(2,667)	$—	$230,889
Collateralized mortgage obligations	122,281	379	(342)	—	122,318
U.S. Treasury	54,646	603	—	—	55,249
Total	$409,108	$2,357	$(3,009)	$—	$408,456

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
September 30, 2025	Cost	Gains	(Losses)	Value	Losses
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$516,918	$235	$(67,848)	$449,305	$—
Municipals - exempt from Federal tax	27,899	2	(372)	27,529	(11)
Total	$544,817	$237	$(68,220)	$476,834	$(11)

		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	for Credit	Fair
December 31, 2024	Cost	Gains	(Losses)	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$187,095	$—	$(912)	$—	$186,183
Agency mortgage-backed securities	74,239	—	(4,148)	—	70,091
Total	$261,334	$—	$(5,060)	$—	$256,274

		Gross	Gross	Estimated	Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for Credit
December 31, 2024	Cost	Gains	(Losses)	Value	Losses
	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$559,548	$—	$(91,585)	$467,963	$—
Municipals - exempt from Federal tax	30,480	—	(1,431)	29,049	(12)
Total	$590,028	$—	$(93,016)	$497,012	$(12)
Securities with unrealized/unrecognized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized/unrecognized loss position are as follows at the dates indicated:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2025	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$46,888	$(409)	$43,899	$(2,258)	$90,787	$(2,667)
Collateralized mortgage obligations	45,964	(342)	—	—	45,964	(342)
Total	$92,852	$(751)	$43,899	$(2,258)	$136,751	$(3,009)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$438,785	$(67,848)	$438,785	$(67,848)
Municipals — exempt from Federal tax	—	—	20,568	(372)	20,568	(372)
Total	$—	$—	$459,353	$(68,220)	$459,353	$(68,220)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	(Losses)	Value	(Losses)	Value	(Losses)
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$9,778	$(4)	$176,405	$(908)	$186,183	$(912)
Agency mortgage-backed securities	20,383	(100)	49,708	(4,048)	70,091	(4,148)
Total	$30,161	$(104)	$226,113	$(4,956)	$256,274	$(5,060)

Securities held-to-maturity:
Agency mortgage-backed securities	$10,280	$(53)	$456,906	$(91,532)	$467,186	$(91,585)
Municipals — exempt from Federal tax	4,076	(65)	23,733	(1,366)	27,809	(1,431)
Total	$14,356	$(118)	$480,639	$(92,898)	$494,995	$(93,016)
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
At the dates and during the periods covered by these financial statements, there were zero holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’

equity. At September 30, 2025, the Company held 383 securities (130 available-for-sale and 253 held-to-maturity), of which 338 had fair value below amortized cost. The unrealized/unrecognized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.
The amortized cost and estimated fair values of securities as of September 30, 2025, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due after one through five years	$54,646	$55,249
Agency mortgage-backed securities and
collateralized mortgage obligations	354,462	353,207
Total	$409,108	$408,456

	Held-to-maturity
	Amortized	Estimated
	Cost (1)	Fair Value
	(Dollars in thousands)
Due within one year	$1,250	$1,246
Due after one through five years	10,430	10,330
Due after five through ten years	16,219	15,953
Agency mortgage-backed securities	516,918	449,305
Total	$544,817	$476,834
__________________________________________________________
(1) Gross of the allowance for credit losses of $11 at September 30, 2025.
__________________________________________________________
Securities with amortized cost of $545,165,000 and $753,369,000 as of September 30, 2025 and December 31, 2024, respectively, were pledged to secure the Bank’s lines of credit and for other purposes as required or permitted by law or contract. The decrease in pledged securities at September 30, 2025 was due to securities maturities.
The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Balance Sheet. The table below presents a roll-forward by major security type for the first, second and third quarters of 2025 of the allowance for credit losses on debt securities held-to-maturity at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2025	$12
Provision for credit losses	—
Ending Balance at March 31, 2025	12
Provision for credit losses	4
Ending Balance at June 30, 2025	16
Provision for (recapture of) credit losses	(5)
Ending Balance at September 30, 2025	$11
The bond ratings for the Company’s municipal investment securities at September 30, 2025 were consistent with the ratings at December 31, 2024.
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
Loan Distribution
Loans by portfolio segment and the allowance for credit losses on loans were as follows at the dates indicated:

	September 30, 2025	December 31, 2024

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$523,110	$531,350
Real estate:
CRE - owner occupied	629,855	601,636
CRE - non-owner occupied	1,416,987	1,341,266
Land and construction	137,170	127,848
Home equity	125,742	127,963
Multifamily	290,077	275,490
Residential mortgages	443,143	471,730
Consumer and other	15,938	14,837
Loans	3,582,022	3,492,120
Deferred loan fees, net	(344)	(183)
Loans, net of deferred fees	3,581,678	3,491,937
Allowance for credit losses on loans	(49,427)	(48,953)
Loans, net	$3,532,251	$3,442,984

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,699	$6,194	$25,413	$2,438	$801	$4,467	$3,459	$162	$48,633
Charge-offs	(133)	—	—	—	—	—	—	(5)	(138)
Recoveries	36	36	—	—	251	—	—	193	516
Net (charge-offs) recoveries	(97)	36	—	—	251	—	—	188	378
Provision for (recapture of)
credit losses on loans	248	(157)	1,233	(448)	(235)	(113)	58	(170)	416
End of period balance	$5,850	$6,073	$26,646	$1,990	$817	$4,354	$3,517	$180	$49,427

	Three Months Ended September 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954
Charge-offs	(174)	—	—	—	—	—	—	(300)	(474)
Recoveries	154	14	—	—	18	—	—	—	186
Net (charge-offs) recoveries	(20)	14	—	—	18	—	—	(300)	(288)
Provision for (recapture of)
credit losses on loans	(273)	62	603	(195)	(72)	86	(291)	233	153
End of period balance	$4,717	$5,420	$27,450	$1,328	$760	$4,355	$3,669	$120	$47,819

	Nine Months Ended September 30, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Charge-offs	(1,188)	—	—	—	—	—	—	(197)	(1,385)
Recoveries	121	43	—	—	296	—	—	193	653
Net (charge-offs) recoveries	(1,067)	43	—	—	296	—	—	(4)	(732)
Provision for (recapture of)
credit losses on loans	857	805	(133)	590	(277)	(381)	(101)	(154)	1,206
End of period balance	$5,850	$6,073	$26,646	$1,990	$817	$4,354	$3,517	$180	$49,427

	Nine Months Ended September 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(1,042)	—	—	—	—	—	—	(300)	(1,342)
Recoveries	300	24	—	—	71	—	—	—	395
Net (charge-offs) recoveries	(742)	24	—	—	71	—	—	(300)	(947)
Provision for (recapture of)
credit losses on loans	(394)	275	2,127	(1,024)	45	(698)	244	233	808
End of period balance	$4,717	$5,420	$27,450	$1,328	$760	$4,355	$3,669	$120	$47,819

The following tables present the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at the dates indicated:

	September 30, 2025
			Restructured
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$83	$384	$194	$661
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	2,346	—	—	2,346
Home equity	655	—	—	655
Total	$3,084	$384	$194	$3,662

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with no Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667

The following tables present the aging of past due loans by class at the dates indicated:

	September 30, 2025
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$7,887	$1,705	$581	$10,173	$512,937	$523,110
Real estate:
CRE - Owner Occupied	—	—	—	—	629,855	629,855
CRE - Non-Owner Occupied	—	—	—	—	1,416,987	1,416,987
Land and construction	—	—	2,346	2,346	134,824	137,170
Home equity	—	—	655	655	125,087	125,742
Multifamily	—	—	—	—	290,077	290,077
Residential mortgages	—	—	—	—	443,143	443,143
Consumer and other	—	—	—	—	15,938	15,938
Total	$7,887	$1,705	$3,582	$13,174	$3,568,848	$3,582,022

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120
The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Past due nonaccrual loans	$3,388	$7,068
Current nonaccrual loans	80	110
Total nonaccrual loans	$3,468	$7,178
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

The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at September 30, 2025 and December 31, 2024. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at September 30, 2025 and December 31, 2024. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed. The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums. The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of September 30, 2025						Amortized
	9/30/2025	2024	2023	2022	2021	Prior Periods	Cost Basis	Total
	(Dollars in thousands)
Commercial:
Pass	$98,940	$26,670	$20,050	$12,275	$13,476	$28,944	$310,578	$510,933
Special Mention	1,985	981	565	257	185	362	3,001	7,336
Substandard	—	—	—	40	258	4,107	—	4,405
Substandard-Nonaccrual	11	—	270	—	—	155	—	436
Total	100,936	27,651	20,885	12,572	13,919	33,568	313,579	523,110

CRE - Owner Occupied:
Pass	71,679	52,157	27,235	76,206	95,406	289,941	6,085	618,709
Special Mention	—	—	—	—	—	2,938	—	2,938
Substandard	—	—	—	—	5,083	3,094	—	8,177
Substandard-Nonaccrual	—	—	—	—	31	—	—	31
Total	71,679	52,157	27,235	76,206	100,520	295,973	6,085	629,855

CRE - Non-Owner Occupied:
Pass	140,551	128,822	212,373	216,040	247,035	441,727	5,106	1,391,654
Special Mention	—	—	—	5,938	2,131	943	—	9,012
Substandard	—	—	—	—	4,358	11,363	600	16,321
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	140,551	128,822	212,373	221,978	253,524	454,033	5,706	1,416,987

Land and construction:
Pass	40,291	51,490	22,492	20,175	168	208	—	134,824
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	1,368	978	—	2,346
Total	40,291	51,490	22,492	20,175	1,536	1,186	—	137,170

Home equity:
Pass	—	—	—	—	—	2,392	120,585	122,977
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,110	2,110
Substandard-Nonaccrual	—	—	—	—	—	655	—	655
Total	—	—	—	—	—	3,047	122,695	125,742

Multifamily:
Pass	32,814	19,968	44,974	35,989	43,964	108,792	1,575	288,076
Special Mention	—	—	—	—	—	2,001	—	2,001
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	32,814	19,968	44,974	35,989	43,964	110,793	1,575	290,077

Residential mortgage:
Pass	459	3,707	1,639	173,302	231,185	32,062	—	442,354
Special Mention	—	—	—	—	637	—	—	637
Substandard	—	—	—	—	—	152	—	152
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	459	3,707	1,639	173,302	231,822	32,214	—	443,143

Consumer and other:
Pass	6,046	73	194	105	27	1,910	7,583	15,938
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	6,046	73	194	105	27	1,910	7,583	15,938

Total loans	$392,776	$283,868	$329,792	$540,327	$645,312	$932,724	$457,223	$3,582,022

Risk Grades:
Pass	$390,780	$282,887	$328,957	$534,092	$631,261	$905,976	$451,512	$3,525,465
Special Mention	1,985	981	565	6,195	2,953	6,244	3,001	21,924
Substandard	—	—	—	40	9,699	18,716	2,710	31,165
Substandard-Nonaccrual	11	—	270	—	1,399	1,788	—	3,468
Grand Total	$392,776	$283,868	$329,792	$540,327	$645,312	$932,724	$457,223	$3,582,022

							Revolving
							Loans
	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2024						Amortized
	2024	2023	2022	2021	2020	Prior Periods	Cost Basis	Total
	(Dollars in thousands)
Commercial:
Pass	$133,643	$27,101	$17,114	$16,312	$10,444	$28,671	$289,147	$522,432
Special Mention	1,927	—	327	86	—	358	423	3,121
Substandard	—	146	—	32	—	4,405	200	4,783
Substandard-Nonaccrual	—	—	591	209	—	214	—	1,014
Total	135,570	27,247	18,032	16,639	10,444	33,648	289,770	531,350

CRE - Owner Occupied:
Pass	57,988	31,688	81,133	95,939	65,152	244,430	6,899	583,229
Special Mention	—	—	—	7,132	443	1,342	—	8,917
Substandard	—	—	—	6,333	3,157	—	—	9,490
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	57,988	31,688	81,133	109,404	68,752	245,772	6,899	601,636

CRE - Non-Owner Occupied:
Pass	137,935	222,142	229,993	250,266	27,031	442,105	5,356	1,314,828
Special Mention	—	—	4,810	4,890	—	—	—	9,700
Substandard	—	—	—	4,480	—	11,658	600	16,738
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	137,935	222,142	234,803	259,636	27,031	453,763	5,956	1,341,266

Land and construction:
Pass	32,691	45,250	31,599	9,899	212	—	—	119,651
Special Mention	—	—	—	—	—	2,323	—	2,323
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	3,815	978	1,081	—	5,874
Total	32,691	45,250	31,599	13,714	1,190	3,404	—	127,848

Home equity:
Pass	—	—	—	—	—	2,378	122,207	124,585
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	750	—	2,551	3,301
Substandard-Nonaccrual	—	—	—	—	—	77	—	77
Total	—	—	—	—	750	2,455	124,758	127,963

Multifamily:
Pass	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490

Residential mortgage:
Pass	3,757	1,659	180,979	251,167	1,006	32,384	—	470,952
Special Mention	—	—	—	607	—	—	—	607
Substandard	—	—	—	—	—	171	—	171
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	3,757	1,659	180,979	251,774	1,006	32,555	—	471,730

Consumer and other:
Pass	405	237	1,338	43	—	2,027	10,574	14,624
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	213	213
Total	405	237	1,338	43	—	2,027	10,787	14,837

Total loans	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

Risk Grades:
Pass	$386,637	$374,381	$581,765	$677,114	$109,094	$861,925	$434,875	$3,425,791
Special Mention	1,927	—	5,137	12,715	443	4,023	423	24,668
Substandard	—	146	—	10,845	3,907	16,234	3,351	34,483
Substandard-Nonaccrual	—	—	591	4,024	978	1,372	213	7,178
Grand Total	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

The following tables present the gross charge-offs by class of loans and year of origination for the periods indicated:

		Gross Charge-offs by Originated Period for the Three Months Ended September 30, 2025
							Prior	Revolving
	9/30/2025		2024	2023	2022	2021	Periods	Loans	Total
	(Dollars in thousands)
Commercial	$		$—	$83	$50	$—	$—	$—	$133
Real estate:
CRE - Owner Occupied		—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied		—	—	—	—	—	—	—	—
Land and construction		—	—	—	—	—	—	—	—
Home equity		—	—	—	—	—	—	—	—
Multifamily		—	—	—	—	—	—	—	—
Residential mortgages		—	—	—	—	—	—	—	—
Consumer and other		—	—	—	—	—	5	—	5
Total		$—	$—	$83	$50	$—	$5	$—	$138

	Gross Charge-offs by Originated Period for the Three Months Ended September 30, 2024
						Prior	Revolving
	9/30/2024	2023	2022	2021	2020	Periods	Loans	Total
	(Dollars in thousands)
Commercial	$—	$—	$—	$—	$—	$25	$149	$174
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	300	300
Total	$—	$—	$—	$—	$—	$25	$449	$474

	Gross Charge-offs by Originated Period for the Nine Months Ended September 30, 2025
						Prior	Revolving
	9/30/2025	2024	2023	2022	2021	Periods	Loans	Total
	(Dollars in thousands)
Commercial	$16	$—	$228	$607	$—	$137	$200	$1,188
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	191	—	—	6		197
Total	$16	$—	$419	$607	$—	$143	$200	$1,385

	Gross Charge-offs by Originated Period for the Nine Months Ended September 30, 2024
						Prior	Revolving
	9/30/2024	2023	2022	2021	2020	Periods	Loans	Total
	(Dollars in thousands)
Commercial	$—	$416	$—	$—	$—	$477	$149	$1,042
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	300	300
Total	$—	$416	$—	$—	$—	$477	$449	$1,342
The amortized cost basis of collateral-dependent loans at September 30, 2025 was $384,000, of which $114,000 were secured by business assets and $270,000 were secured by real estate properties. The amortized cost basis of collateral-dependent loans at December 31, 2024 was $701,000 and were secured by business assets.
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
During the three months ended September 30, 2025 and September 30, 2024, there were no loan modifications. During the nine months ended September 30, 2025 there were commercial loan modifications with a term extension totaling $4,000, representing 0.00% of the total class of financing receivables, and included a weighted average term extension of 11 months. During the nine months ended September 30, 2024, there were commercial loan modifications with a term extension totaling $15,000, representing less than 0.01% of the total class of financing receivables, and included a weighted average term extension of 12 months

The Company has not committed to lend any additional amounts to these borrowers. There were no payment defaults for loans modified for the three and nine months ended September 30, 2025 and September 30, 2024.
6) Goodwill and Other Intangible Assets
Goodwill
At September 30, 2025, the carrying value of goodwill was $167,631,000, which included goodwill related to the acquisition of Bay View Funding, the Bank’s factoring subsidiary, and from prior acquisitions of multiple regional business banks.

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
Other Intangible Assets
The Company’s intangible assets are summarized as follows for the periods indicated:

	September 30, 2025
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total
	(Dollars in thousands)
Core deposit intangibles	$25,023	(20,016)	$5,007
Below market leases	110	(39)	71
Total	$25,133	$(20,055)	$5,078

	December 31, 2024
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total
	(Dollars in thousands)
Core deposit intangibles	$25,023	(18,670)	$6,353
Customer relationship and brokered relationship intangibles	1,900	(1,900)	—
Below market leases	110	(24)	86
Total	$27,033	$(20,594)	$6,439

As of September 30, 2025, the estimated amortization expense for future periods is as follows:

		Below/
	Core	(Above)	Total
	Deposit	Market	Amortization
Year	Intangible	Lease	Expense
	(Dollars in thousands)
2025 Remaining	$448	$3	$451
2026	1,512	18	1,530
2027	1,438	18	1,456
2028	999	18	1,017
2029	610	14	624
	$5,007	$71	$5,078
Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2025 and December 31, 2024.
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
The Company had net deferred tax assets of $29,375,000 and $27,817,000, at September 30, 2025 and December 31, 2024, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at September 30, 2025 and December 31, 2024 will be fully realized in future years.
The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Low income housing investments	$4,859	$2,201
Future commitments	$2,846	$475

The Company expects $4,000 of the future commitments to be paid in 2025, and $1,380,000 in 2026 through 2027.
For tax purposes, the Company had low income housing tax credits of $121,000 and $141,000 for the three months ended September 30, 2025 and 2024, respectively, and low income housing investment expense of $150,000 and $148,000. For tax purposes, the Company had low income housing tax credits of $278,000 and $422,000 for the nine months ended September 30, 2025 and 2024, respectively, and low income housing investment expense of $341,000 and $445,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$43	$52	$131	$154
Interest cost	337	318	1,009	954
Amortization of net actuarial loss	12	26	36	78
Net periodic benefit cost	$392	$396	$1,176	$1,186

Amount recognized in other comprehensive income (loss)	$37	$18	$111	$54
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

Split-Dollar Life Insurance Benefit Plan
The Company maintains life insurance policies for some current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,616	$6,951
Interest cost	273	344
Actuarial loss	—	(679)
Projected benefit obligation at end of period	$6,889	$6,616

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Net actuarial loss	$1,989	$1,728
Prior transition obligation	543	611
Accumulated other comprehensive income (loss)	$2,532	$2,339

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(64)	$(53)	$(193)	$(157)
Interest cost	91	87	273	259
Net periodic benefit cost	$27	$34	$80	$102

Amount recognized in other comprehensive income (loss)	$(64)	$(53)	$(193)	$(157)
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

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets at September 30, 2025
Available-for-sale securities:
Agency mortgage-backed securities	$230,889	$—	$230,889	$—
Collateralized mortgage obligations	122,318	—	122,318	—
U.S. Treasury	55,249	55,249	—	—
I/O strip receivables	49	—	49	—

Assets at December 31, 2024
Available-for-sale securities:
U.S. Treasury	$186,183	$186,183	$—	$—
Agency mortgage-backed securities	70,091	—	70,091	—
I/O strip receivables	82	—	82	—
There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.
Assets and Liabilities Measured on a Non-Recurring Basis
The fair value of collateral dependent loans individually evaluated with specific allocations of the allowance for credit losses on loans is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. There were no material collateral dependent loans carried at fair value on a non-recurring basis at September 30, 2025 or December 31, 2024.
Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third-party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At September 30, 2025 and December 31, 2024, there were no foreclosed assets on the balance sheet.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2025 are as follows:

			Estimated Fair Value
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying		Identical Assets	Inputs	Inputs
	Amounts		(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$747,742		$747,742	$—	$—	$747,742
Securities available-for-sale	408,456		55,249	353,207	—	408,456
Securities held-to-maturity	544,806		—	476,834	—	476,834
Loans (including loans held-for-sale)	3,583,003	(1)	—	1,325	3,416,188	3,417,513
FHLB stock, FRB stock, and other
investments	32,566		—	—	—	N/A
Accrued interest receivable	16,245		454	3,432	12,359	16,245
I/O strips receivables	49		—	49	—	49
Liabilities:
Time deposits	$559,501		$—	$560,818	$—	$560,818
Other deposits	4,217,045		—	4,217,045	—	4,217,045
Subordinated debt	39,767		—	36,967	—	36,967
Accrued interest payable	6,772		—	6,772	—	6,772
________________________________________________________
(1) Before allowance for credit losses on loans of $49,427.
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
__________________________________________________________
10) Equity Plan
The Company maintained an Amended and Restated 2004 Equity Plan (the “2004 Plan”) for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the 2013 Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which reserved for issuance 600,000 shares, plus the number of shares available for issuance under the 2013 Plan that had not been made subject to outstanding awards as of the effective date of the 2023 Plan. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Each RSU granted to non-executive employees generally vests ratably over three years. For the nine months ended September 30, 2025, the Company granted 211,696 RSUs. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. There were 521,442 shares available for the issuance of equity awards under the 2023 Plan as of September 30, 2025.
The executive officers that participate in the Company’s Long Term Performance Incentive Equity Program receive 50% of their award value in RSUs and 50% of their award value in PRSUs contingent on return on average tangible common equity (“ROATCE”) performance compared to a peer group at the end of a three year performance period. PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the nine months ended September 30, 2025, the Company granted 115,912 shares of PRSUs.

Restricted stock is subject to time vesting. Restricted stock granted generally vests in one to three years. For the nine months ended September 30, 2025, the Company granted 88,099 shares of restricted stock.
Stock option activity under the Equity Plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Total Stock Options	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2025	2,222,496	$10.73
Exercised	(178,142)	$6.70
Forfeited or expired	(168,966)	$11.36
Outstanding at September 30, 2025	1,875,388	$11.06	4.74	$1,183,814
Vested or expected to vest	1,762,865		4.74	$1,112,785
Exercisable at September 30, 2025	1,672,726		4.42	$811,393
The table below provides information related to stock option activity under the Equity Plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Intrinsic value of options exercised	$20,226	$25,009	$519,799	$321,882
Cash received from option exercise	$177,053	$34,806	$1,191,296	$478,358
Tax (expense) benefit realized from option exercises	$(822)	$211	$219	$(17,785)
Weighted average fair value of options granted	N/A	N/A	N/A	N/A
As of September 30, 2025, there was $306,000 of total unrecognized compensation cost related to unvested stock options granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.29 years.
Restricted stock activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total Restricted Stock Award	of Shares	Value
Nonvested shares at January 1, 2025	88,061	$9.45
Granted	88,099	$9.71
Vested	(81,086)	$9.38
Forfeited or expired	(9,298)	$10.62
Nonvested shares at September 30, 2025	85,776	$9.65
As of September 30, 2025, there was $570,000 of total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Plans. The cost is expected to be recognized over a weighted-average period of approximately 1.90 years.

RSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total RSUs	of Shares	Value
Nonvested shares at January 1, 2025	357,666	$8.53
Granted	211,696	$10.02
Dividend Equivalent Units	33,614	$9.24
Vested	(111,690)	$7.67
Forfeited or expired	(48,330)	$7.93
Nonvested shares at September 30, 2025	442,956	$8.90
As of September 30, 2025, there were $3,016,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 2.05 years.
PRSU activity under the Equity Plans is as follows:

		Weighted
		Average Grant
	Number	Date Fair
Total PRSUs	of Shares	Value
Nonvested shares at January 1, 2025	229,419	$8.06
Granted	115,912	$10.02
Dividend Equivalent Units	27,608	$9.02
Forfeited or expired	(60,231)	$7.61
Nonvested shares at September 30, 2025	312,708	$8.16
As of September 30, 2025, there were $88,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans, based on the probable level of achievement of the performance conditions. The cost is expected to be recognized over a weighted average period of 0.59 years.
11) Borrowing Arrangements
    Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit
HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC can also borrow from the FRB discount window. The holding company had a $25,000,000 line of credit with a correspondent bank at December 31, 2024 that was not renewed in 2025. The following table shows the collateral value of loans and securities pledged for the lines of credit (if collateralized), total available lines of credit, the amounts outstanding, and the remaining available at the dates indicated:

	September 30, 2025
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,226,879	$819,580	$—	$819,580
FRB discount window collateralized line of credit	1,515,563	1,199,219	—	1,199,219
Federal funds purchase arrangements	N/A	75,000	—	75,000
Total	$2,742,442	$2,093,799	$—	$2,093,799

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,989,115	$2,313,909	$—	$2,313,909
HBC may also utilize securities sold under repurchase agreements to manage its liquidity position. There were no securities sold under agreements to repurchase at September 30, 2025 and December 31, 2024.
Subordinated Debt
    On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $233,000, totaled $39,767,000 at September 30, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.
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
The Company’s consolidated capital ratios and HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2025. There are no conditions or events since September 30, 2025, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”
Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, at September 30, 2025 and December 31, 2024, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements at the dates indicated:

			Required For
			Capital
			Adequacy
			Purposes
	Actual		Under Basel III
	Amount	Ratio	Amount	Ratio (1)
	(Dollars in thousands)
As of September 30, 2025
Total Capital	$620,762	15.4%	$422,102	10.5%
(to risk-weighted assets)
Tier 1 Capital	$530,835	13.2%	$341,702	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$530,835	13.2%	$281,401	7.0%
(to risk-weighted assets)
Tier 1 Capital	$530,835	9.9%	$215,116	4.0%
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
__________________________________________________________
The Subordinated Debt, net of unamortized issuance costs, totaled $39,767,000 at September 30, 2025 and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Board.

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements at the dates indicated:

Required For
Capital
To Be Well-Capitalized	Adequacy
Under PCA Regulatory	Purposes
Actual	Guidelines	Under Basel III
Amount	Ratio	Amount	Ratio	Amount	Ratio (1)
(Dollars in thousands)
As of September 30, 2025
Total Capital	$605,781	15.1%	$401,700	10.0%	$421,785	10.5%
(to risk-weighted assets)
Tier 1 Capital	$555,621	13.8%	$321,360	8.0%	$341,445	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$555,621	13.8%	$261,105	6.5%	$281,190	7.0%
(to risk-weighted assets)
Tier 1 Capital	$555,621	10.3%	$268,742	5.0%	$214,993	4.0%
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
________________________________________________________________

Under the California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2025, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $64,670,000. HBC distributed to HCC dividends of $8,000,000 during each of the first three quarters of 2025 for a total of $24,000,000.
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
Following an agreement on preliminary settlement terms in May 2025, the Company entered into a settlement agreement to resolve a lawsuit pending in Alameda County Superior Court that alleges that the Company and the Bank violated certain wage-and-hour and related laws and regulations during certain prior payroll periods. The claim seeks recovery on behalf of representative plaintiffs and other employees and seeks unspecified damages, penalties and attorney fees under the California Labor Code, the California Business and Professions Code, and the California Private Attorneys General Act (“PAGA”). The settlement was reached without admission of liability by the Company and includes a full release of all claims related to the matter. The settlement amount was accrued in the Company’s financial statements during the fiscal quarter ended June 30, 2025.

On October 21, 2025, the Alameda County Superior Court issued the Order granting preliminary approval of the settlement. No adjustment to the previously recorded accrual was required as a result of the preliminary approval.

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

    Off-Balance Sheet Arrangements
In the normal course of business the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,056,843,000 at September 30, 2025, and $1,033,982,000 at December 31, 2024. Unused commitments represented 30% of outstanding gross loans at September 30, 2025 and December 31, 2024, respectively.
The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit at the dates indicated:

	September 30, 2025			December 31, 2024
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$88,298	$952,958	$1,041,256	$78,818	$939,992	$1,018,810
Standby letters of credit	5,597	9,990	15,587	5,136	10,036	15,172
	$93,895	$962,948	$1,056,843	$83,954	$950,028	$1,033,982
For the nine months ended September 30, 2025, there was an increase of $62,000 to the allowance for credit losses on the Company’s off-balance sheet credit exposures. The increase in the allowance for credit losses for off-balance sheet credit exposures in the first nine months of 2025 was driven by an increase in loan commitments and loss factors. The allowance for credit losses on the Company’s off-balance sheet credit exposures was $722,000 at September 30, 2025 and $660,000 at December 31, 2024.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$898	$908
Total noninterest income in-scope of Topic 606	898	908
Noninterest Income Out-of-scope of Topic 606	2,319	1,918
Total noninterest income	$3,217	$2,826

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$2,719	$2,676
Total noninterest income in-scope of Topic 606	2,719	2,676
Noninterest Income Out-of-scope of Topic 606	6,171	5,652
Total noninterest income	$8,890	$8,328
15) Noninterest Expense
The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Salaries and employee benefits	$16,948	$15,673	$49,750	$46,976
Occupancy and equipment	2,528	2,599	7,587	7,731
Data processing	1,359	800	3,321	2,635
Professional fees	1,175	1,306	4,574	3,705
Client services	1,112	809	2,949	2,497
Software subscriptions	836	743	2,299	2,034
Insurance expense	337	1,715	3,804	4,988
Legal settlement and other charges (1)	—	—	9,184	—
Other	4,731	3,910	13,349	12,713
Total noninterest expense	$29,026	$27,555	$96,817	$83,279
__________________________________________________________
(1) During the second quarter of 2025, the Company recorded expenses of $9,184,000, primarily due to pre-tax charges related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and PAGA lawsuit that alleged the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch. __________________________________________________________

16) Leases
The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of September 30, 2025, operating lease ROU assets, included in other assets, totaled $28,652,000, and lease liabilities, included in other liabilities, totaled $28,652,000.

The following table presents the quantitative information for the Company’s leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$1,715	$1,727	$5,152	$5,125
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,695	$1,764	$5,099	$5,165
Operating Lease - ROU assets	$28,652	$31,912	$28,652	$31,912
Operating Lease - Liabilities	$28,652	$31,912	$28,652	$31,912
Weighted Average Lease Term - Operating Leases	4.77 years	5.32 years	4.77 years	5.32 years
Weighted Average Discount Rate - Operating Leases	5.81%	5.56%	5.81%	5.56%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of September 30, 2025:

(Dollars in thousands)
2025 remaining	$1,762
2026	6,958
2027	6,899
2028	6,314
2029	6,053
Thereafter	4,908
Total undiscounted cash flows	32,894
Discount on cash flows	(4,242)
Total lease liability	$28,652
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
The Factoring segment consists of the factored receivables portfolio originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables was 36 days for the nine months ended September 30, 2025.
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

The following tables present the Company’s operating segments for the periods indicated:

	Three Months Ended September 30, 2025
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$61,440	$3,654	$65,094
Intersegment interest allocations	620	(620)	—
Total interest expense	18,306	—	18,306
Net interest income	43,754	3,034	46,788
Provision for credit losses on loans	339	77	416
Net interest income after provision	43,415	2,957	46,372
Noninterest income	2,937	280	3,217
Salaries and employee benefits	15,435	1,513	16,948
Other segment items (2)	11,615	463	12,078
Intersegment expense allocations	120	(120)	—
Income before income taxes	19,422	1,141	20,563
Income tax expense	5,528	337	5,865
Net income	$13,894	$804	$14,698

Total assets	$5,531,642	$92,078	$5,623,720
Loans, net of deferred fees	$3,501,950	$79,728	$3,581,678
Goodwill	$154,587	$13,044	$167,631

	Three Months Ended September 30, 2024
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$58,708	$2,144	$60,852
Intersegment interest allocations	470	(470)	—
Total interest expense	21,523	—	21,523
Net interest income	37,655	1,674	39,329
Provision for (recapture of) credit losses on loans	186	(33)	153
Net interest income after provision	37,469	1,707	39,176
Noninterest income	2,568	258	2,826
Salaries and employee benefits	14,308	1,365	15,673
Other segment items (2)	11,500	382	11,882
Intersegment expense allocations	121	(121)	—
Income before income taxes	14,350	97	14,447
Income tax expense	3,911	29	3,940
Net income	$10,439	$68	$10,507

Total assets	$5,466,494	$85,102	$5,551,596
Loans, net of deferred fees	$3,353,037	$57,199	$3,410,236
Goodwill	$154,587	$13,044	$167,631
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
__________________________________________________________

	Nine Months Ended September 30, 2025
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$180,008	$9,943	$189,951
Intersegment interest allocations	1,643	(1,643)	—
Total interest expense	54,998	—	54,998
Net interest income	126,653	8,300	134,953
Provision for credit losses on loans	1,038	168	1,206
Net interest income after provision	125,615	8,132	133,747
Noninterest income	7,996	894	8,890
Salaries and employee benefits	45,687	4,063	49,750
Other segment items (2)	45,721	1,346	47,067
Intersegment expense allocations	412	(412)	—
Income before income taxes	42,615	3,205	45,820
Income tax expense	12,160	947	13,107
Net income	$30,455	$2,258	$32,713

Total assets	$5,531,642	$92,078	$5,623,720
Loans, net of deferred fees	$3,501,950	$79,728	$3,581,678
Goodwill	$154,587	$13,044	$167,631

	Nine Months Ended September 30, 2024
	Banking (1)	Factoring	Consolidated
	(Dollars in thousands)
Interest income	$168,405	$7,896	$176,301
Intersegment interest allocations	1,346	(1,346)	—
Total interest expense	58,603	—	58,603
Net interest income	111,148	6,550	117,698
Provision for credit losses on loans	556	252	808
Net interest income after provision	110,592	6,298	116,890
Noninterest income	7,795	533	8,328
Salaries and employee benefits	43,288	3,688	46,976
Other segment items (2)	35,150	1,153	36,303
Intersegment expense allocations	381	(381)	—
Income before income taxes	40,330	1,609	41,939
Income tax expense	11,556	476	12,032
Net income	$28,774	$1,133	$29,907

Total assets	$5,466,494	$85,102	$5,551,596
Loans, net of deferred fees	$3,353,037	$57,199	$3,410,236
Goodwill	$154,587	$13,044	$167,631
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
__________________________________________________________

18) Subsequent Events
On October 21, 2025, the Alameda County Superior Court issued the Order granting preliminary approval of the settlement of the California wage-and-hour and PAGA lawsuit described in Note 13 (Commitments and Loss Contingencies). The settlement amount was previously accrued during the second quarter of 2025, and no adjustment to the accrual was required as a result of the preliminary approval.

On October 23, 2025, the Company announced that the Board declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend will be payable on November 20, 2025 to shareholders of record at the close of the business day on November 6, 2025.

On October 23, 2025, the Company announced that the Board adopted an amendment to the Company's existing share repurchase program to increase the maximum of shares of the Company's common stock that may be repurchased under the program doubling the authorization from $15,000,000 to $30,000,000. The term of the Repurchase Program was also extended by the Board through October 31, 2026.

On May 27, 2025, the Company filed a Current Report on Form 8-K disclosing that Jack W. Conner, Chair Emeritus of the Board of Directors of the Company and the Bank, notified the Company and the Bank of his intention to retire in October 2025. On October 31, 2025, Mr. Conner informed the Board of his decision to delay his retirement and to continue in his role as a Director and Chair Emeritus of the Board of Directors of the Company and the Bank.

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
EXECUTIVE SUMMARY
The Company conducts a general commercial banking business through the Bank. Our primary operations are located in the general San Francisco Bay Area of California in the counties of Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara. Our market includes the cities of Oakland, San Francisco, and San Jose, the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Bank’s clients are primarily closely held businesses and professionals. We also have limited operations in other regions primarily conducted through Bay View Funding, the Bank’s factoring subsidiary, which provides factoring and other alternative corporate financing services.
Performance Overview
We executed well in the third quarter of 2025, generating double digit earnings per share growth and positive operating leverage. We had positive trends in loan and deposit growth, an expansion in our net interest margin, disciplined expense management, and an improvement in our asset quality. Loan and deposit growth was 5% and 1%, respectively, over the same period a year ago, and we continue to add clients in key markets across our footprint, while maintaining our underwriting and pricing criteria.

Our financial foundation is solid — marked by high capital reserves, strong liquidity, and sound asset quality. These fundamentals position us to continue to execute on our strategy, which is focused on increasing market share, growing our client franchise, and generating profitable growth, as we continue to support our community, colleagues, and shareholders. We are strengthening our platform to perform and position ourselves to deliver sustained, high-quality financial results for our shareholders.

For the three months ended September 30, 2025, net income was $14.7 million, or $0.24 per average diluted common share, compared to $10.5 million, or $0.17 per average diluted common share, for the three months ended September 30, 2024. The Company’s annualized return on average assets was 1.05%, the annualized return on average equity was 8.37%, and the annualized return on average tangible common equity was 11.14% for the three months ended September 30, 2025, compared to 0.78%, 6.14% and 8.27%, respectively, for the three months ended September 30, 2024. The annualized return on average tangible common equity is a non-GAAP financial measure.

For the nine months ended September 30, 2025, net income was $32.7 million, or $0.53 per average diluted common share, compared to $29.9 million, or $0.49 per average diluted common share, for the nine months ended September 30, 2024. The Company’s annualized return on average assets was 0.79%, the annualized return on average equity was 6.29%, and the annualized return on average tangible common equity was 8.38%, for the nine months ended September 30, 2025, compared to 0.76%, and 5.91%, and 7.98%, respectively, for the nine months ended September 30, 2024.

During the second quarter of 2025, the Company recorded an accrual of $9.2 million, primarily due to pre-tax expenses related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and PAGA lawsuit that alleges the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch.

Adjusted net income, excluding the impact of the legal settlement and other charges, was $39.3 million, or $0.64 per average diluted common share, for the first nine months of 2025. The adjusted annualized return on average assets was 0.95%, the adjusted annualized return on average equity was 7.55%, and adjusted annualized return on average tangible common equity was 10.06% for the nine months ended September 30, 2025, compared to 0.76% and 5.91% and 7.98%, respectively, for the nine months ended September 30, 2024. Adjusted net income, adjusted earnings per share, adjusted annualized return on average assets, adjusted annualized return on average equity, annualized return on average tangible common equity, and adjusted annualized return on average tangible common equity are non-GAAP financial measures.

Third Quarter 2025 Highlights
Results of Operations:
◦Total revenue, which is defined as net interest income before provision for credit losses on loans plus noninterest income, increased $7.9 million, or 19%, to $50.0 million in the third quarter of 2025 from $42.2 million for the third quarter of 2024. Total revenue increased $17.8 million, or 14%, to $143.8 million for the first nine months of 2025, compared to $126.0 million for the first nine months of 2024.
◦Net interest income increased $7.5 million, or 19%, to $46.8 million for the third quarter of 2025, compared to $39.9 million for the third quarter of 2024. The fully tax equivalent (“FTE”) net interest margin was 3.60%, an increase over 3.15% for the third quarter of 2024 primarily due to lower rates paid on customer deposits, an increase in the average yields of loans and securities, a higher average balance of loans, and an increase in the average balance of deposits resulting in a higher average balance of overnight funds, partially offset by a lower average yield on overnight funds. The FTE net interest margin is a non-GAAP financial measure.
◦For the first nine months of 2025, net interest income increased $17.3 million, or 15% to $135.0 million, compared to $117.7 million for the first nine months of 2024. The FTE net interest margin increased 28 basis points to 3.51% for the first nine months of 2025, from 3.23% for the first nine months of 2024, primarily due to decrease in rates paid on client deposits, an increase in the average balances of average interest earning assets, and an increase in the average yields on loans and securities, partially offset by a lower yield on overnight funds. The FTE net interest margin is a non-GAAP financial measure.

◦The average yield on the total loan portfolio increased to 5.65% for the third quarter of 2025, compared to 5.42% for the third quarter of 2024. The average yield on the total loan portfolio increased to 5.60% for the nine months of 2025, compared to 5.45% for the first nine months of 2024.
◦The average cost of total deposits decreased to 1.50% for the third quarter of 2025, compared to 1.84% for the third quarter of 2024. The average cost of funds decreased to 1.54% for the third quarter of 2025, compared to 1.88% for the third quarter of 2024. The average cost of total deposits decreased to 1.53% for the first nine months of 2025 compared to 1.72% for the first nine months of 2024. The average cost of funds decreased to 1.56% for the first nine months of 2025, compared to 1.75% for the first nine months of 2024.
◦Total noninterest income increased 8% to $3.2 million for the third quarter of 2025, compared to $2.8 million for the third quarter of 2024. Total noninterest income increased 7% to $8.9 million for the first nine months of 2025, compared to $8.3 million for the first nine months of 2024. The increase in noninterest income for the third quarter and first nine months of 2025 was primarily driven by a $386,000 recovery on an acquired loan that had been previously charged off and by higher facility fees. For the first nine months of 2025, the increase was partially offset by a $219,000 gain on proceeds from company-owned life insurance recorded in the same period of 2024.
◦Total noninterest expense for the third quarter of 2025 increased to $29.0 million, compared to $27.6 million for the third quarter of 2024. Noninterest expense totaled $96.8 million for the first nine months of 2025, compared to $83.3 million for the first nine months of 2024. Adjusted noninterest expense for the first nine months of 2025, excluding the impact of the $9.2 million accrual for the legal settlement and other charges, increased to $87.6 million, compared to $83.3 million for the first nine months of 2024. The increase in adjusted noninterest expense for the third quarter and first nine months of 2025 compared to the respective periods in 2024 was primarily due to higher salaries and employee benefits, partially offset by a decrease in insurance expense. The first nine months of 2025 was also impacted by higher professional fees and information technology expenses related to ongoing investments in infrastructure enhancements. Adjusted noninterest expense is a non-GAAP financial measure.
◦For the third quarter of 2025, the Company’s reported pre-provision net revenue ("PPNR"), which is defined as total revenue less noninterest expense, was $21.0 million, compared to $14.6 million for the third quarter of 2024. For the first nine months of 2025, the Company’s PPNR was $47.0 million, compared to $42.7 million for the first nine months of 2024. For the first nine months of 2025, the Company’s adjusted PPNR increased 31% to $56.2 million from $42.7 million for the first nine months of 2024. Adjusted PPNR is a non-GAAP financial measure.
◦We recorded a provision for credit losses on loans of $416,000 for the third quarter of 2025, compared to $153,000 for the third quarter of 2024. There was a provision for credit losses on loans of $1.2 million for the nine months ended September 30, 2025, compared to $808,000 for the nine months ended September 30, 2024. The increase in the provision for credit losses on loans for the third quarter and first nine months of 2025 was primarily due to loan growth.
◦Income tax expense increased to $5.9 million for the third quarter of 2025, compared to $3.9 million for the third quarter of 2024, primarily due to higher pre-tax income. The effective tax rate for the third quarter of 2025 was 28.6%, compared to 27.3% for the third quarter of 2024.
◦Income tax expense for the nine months ended September 30, 2025 was $13.1 million, compared to $12.0 million for the nine months ended September 30, 2024. The effective tax rate for nine months ended September 30, 2025 was 28.6%, compared to 28.7% for the nine months ended September 30, 2024.
◦The efficiency ratio improved to 58.05% for the third quarter of 2025, compared to 65.37% for the third quarter of 2024, primarily due to higher total revenue. The efficiency ratio was 67.31% for the first nine months of 2025. The adjusted efficiency ratio improved to 60.92% for the first nine months of 2025 from

66.08% for the first nine months of 2024, primarily due to higher total revenue, partially offset by higher noninterest expense. The adjusted efficiency ratio is a non-GAAP financial measure.
Financial Condition and Liquidity Position:
◦Cash, interest-bearing deposits in other financial institutions and securities available-for-sale, at fair value, remained relatively flat at $1.2 billion at September 30, 2025, September 30, 2024 and December 31, 2024.
◦Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $11,000, totaled $544.8 million at September 30, 2025, compared to $604.2 million at September 30, 2024, and $590.0 million, at December 31, 2024.
◦Loans held-for-investment (“HFI”), increased $171.4 million, or 5%, to $3.6 billion at September 30, 2025, compared to $3.4 billion at September 30, 2024, and increased $89.7 million or 3% from $3.5 billion at December 31, 2024. Loans, excluding residential mortgages, increased $207.8 million, or 7%, to $3.1 billion at September 30, 2025, compared to $2.9 billion September 30, 2024, and increased $118.3 million or 4% from $3.0 billion at December 31, 2024.
◦There were 6 relationships included in nonperforming assets (“NPAs”) totaling $3.7 million, or 0.07% of total assets, at September 30, 2025, compared to 10 borrowers totaling $7.2 million, or 0.13% of total assets, at September 30, 2024, and 9 borrowers totaling $7.7 million, or 0.14% of total assets at December 31, 2024.
◦Classified assets totaled $34.6 million, or 0.62% of total assets, at September 30, 2025, compared to $32.6 million, or 0.59% of total assets, at September 30, 2024, and $41.7 million, or 0.74% of total assets, at December 31, 2024.
◦Net recoveries totaled $378,000 for the third quarter of 2025, compared to net charge-offs of $288,000 for the third quarter of 2024. Net charge-offs totaled $732,000 for the first nine months of 2025, compared to $947,000 for the first nine months of 2024.
◦The allowance for credit losses on loans (“ACLL”) at September 30, 2025 was $49.4 million, or 1.38% of total loans, representing 1,350% of total nonperforming loans. The ACLL at September 30, 2024 was $47.8 million, or 1.40% of total loans, representing 668% of total nonperforming loans. The ACLL at December 31, 2024 was $49.0 million, or 1.40% of total loans, representing 638% of nonperforming loans.
◦Total deposits increased $47.0 million, or 1%, to $4.8 billion at September 30, 2025, compared to $4.7 billion at September 30, 2024. Total deposits remained relatively flat from $4.8 billion at December 31, 2024.
◦The Company’s total available liquidity and borrowing capacity was $3.3 billion at September 30, 2025, compared to $3.2 billion at September 30, 2024, and $3.3 billion at December 31, 2024.
◦The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under an agreement to repurchase, subordinated debt, and short-term borrowings) to total assets was 4.68% at September 30, 2025, compared to 4.26% at September 30, 2024, and 4.37% at December 31, 2024.
◦The loan to deposit ratio was 74.99% at September 30, 2025, compared to 72.11% at September 30, 2024, and 72.45% at December 31, 2024.

Capital Adequacy:
◦The Company’s consolidated capital ratios exceeded regulatory guidelines and HBC’s capital ratios exceeded the prompt corrective action (“PCA”) regulatory guidelines for a well-capitalized financial institution, and the Basel III minimum regulatory requirements at September 30, 2025, as reflected in the following table:

			Well-capitalized
			Regulatory	Regulatory
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirements(1)
Total Capital	15.4%	15.1%	10.0%	10.5%
Tier 1 Capital	13.2%	13.8%	8.0%	8.5%
Common Equity Tier 1 Capital	13.2%	13.8%	6.5%	7.0%
Tier 1 Leverage	9.9%	10.3%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.7%	10.1%	N/A	N/A
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

Distribution, Rate and Yield

	For the Quarter Ended			For the Quarter Ended
	September 30, 2025			September 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,521,005	$50,130	5.65%	$3,361,140	$45,781	5.42%
Securities - taxable	842,998	6,146	2.89%	838,375	4,676	2.22%
Securities - exempt from Federal tax (3)	28,683	256	3.54%	31,311	282	3.58%
Other investments and interest-bearing deposits
in other financial institutions (4)	775,024	8,615	4.41%	749,256	10,172	5.40%
Total interest earning assets (3) (4)	5,167,710	65,147	5.00%	4,980,082	60,911	4.87%
Cash and due from banks	30,764			33,425
Premises and equipment, net	9,651			10,471
Goodwill and other intangible assets	172,989			174,953
Other assets	170,343			153,136
Total assets	$5,551,457			$5,352,067

Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,187,357			$1,172,304

Demand, interest-bearing	932,996	1,463	0.62%	907,346	1,714	0.75%
Savings and money market	1,340,419	8,452	2.50%	1,188,057	9,128	3.06%
Time deposits - under $100	10,620	40	1.49%	11,133	47	1.68%
Time deposits - $100 and over	233,145	1,977	3.36%	229,565	2,349	4.07%
ICS/CDARS (5) - interest-bearing demand, money market
and time deposits	982,757	5,837	2.36%	1,017,541	7,747	3.03%
Total interest-bearing deposits	3,499,937	17,769	2.01%	3,353,642	20,985	2.49%
Total deposits	4,687,294	17,769	1.50%	4,525,946	20,985	1.84%

Short-term borrowings	26	—	0.00%	32	—	0.00%
Subordinated debt, net of issuance costs	39,743	537	5.36%	39,590	538	5.41%
Total interest-bearing liabilities	3,539,706	18,306	2.05%	3,393,264	21,523	2.52%
Total interest-bearing liabilities and demand,						0.00
noninterest-bearing / cost of funds	4,727,063	18,306	1.54%	4,565,568	21,523	1.88%
Other liabilities	128,009			106,095
Total liabilities	4,855,072			4,671,663
Shareholders’ equity	696,385			680,404
Total liabilities and shareholders’ equity	$5,551,457			$5,352,067

Net interest income / margin (3)		46,841	3.60%		39,388	3.15%
Less tax equivalent adjustment (3)		(53)			(59)
Net interest income		$46,788	3.59%		$39,329	3.14%
____________________________________________
(1) Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2) Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $246,000 for the third quarter of 2025, compared to $184,000 for the third quarter of 2024. Prepayment fees totaled $185,000 for the third quarter of 2025, compared to $4,000 for the third quarter of 2024.
(3) Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.
(4) FHLB and FRB stock dividends were reclassed from interest income to noninterest income and the related average asset balances were reclassified from interest earning assets to other assets.
(5) Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”).
_______________________________________________

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,486,688	$146,110	5.60%	$3,330,442	$135,851	5.45%
Securities - taxable	873,789	18,051	2.76%	940,755	16,342	2.32%
Securities - exempt from Federal tax (3)	29,801	803	3.60%	31,683	853	3.60%
Other investments and interest-bearing deposits
in other financial institutions (4)	757,352	25,155	4.44%	574,581	23,434	5.45%
Total interest earning assets (3) (4)	5,147,630	190,119	4.94%	4,877,461	176,480	4.85%
Cash and due from banks	31,222			33,353
Premises and equipment, net	9,870			10,235
Goodwill and other intangible assets	173,441			175,495
Other assets	161,064			151,794
Total assets	$5,523,227			$5,248,338

Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,167,134			$1,158,891

Demand, interest-bearing	942,371	4,385	0.62%	919,786	4,987	0.72%
Savings and money market	1,325,567	24,730	2.49%	1,120,324	23,644	2.82%
Time deposits - under $100	11,150	135	1.62%	11,020	135	1.64%
Time deposits - $100 and over	233,065	6,101	3.50%	226,353	6,658	3.93%
ICS/CDARS (5) - interest-bearing demand, money market
and time deposits	994,875	18,034	2.42%	990,868	21,565	2.91%
Total interest-bearing deposits	3,507,028	53,385	2.04%	3,268,351	56,989	2.33%
Total deposits	4,674,162	53,385	1.53%	4,427,242	56,989	1.72%

Short-term borrowings	21	—	0.00%	22	—	0.00%
Subordinated debt, net of issuance costs	39,705	1,613	5.43%	39,553	1,614	5.45%
Total interest-bearing liabilities	3,546,754	54,998	2.07%	3,307,926	58,603	2.37%
Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	4,713,888	54,998	1.56%	4,466,817	58,603	1.75%
Other liabilities	113,948			105,570
Total liabilities	4,827,836			4,572,387
Shareholders’ equity	695,391			675,951
Total liabilities and shareholders’ equity	$5,523,227			$5,248,338

Net interest income / margin (3)		135,121	3.51%		117,877	3.23%
Less tax equivalent adjustment (3)		(168)			(179)
Net interest income		$134,953	3.51%		$117,698	3.22%
______________________________________________

(1) Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2) Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $713,000 for the first nine months of 2025, compared to $461,000 for the first nine months of 2024. Prepayment fees totaled $882,000 for the first nine months of 2025, compared to $82,000 for the first nine months of 2024.
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

	Three Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$2,264	$2,085	$4,349
Securities — taxable	39	1,431	1,470
Securities — exempt from Federal tax (1)	(23)	(3)	(26)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	287	(1,844)	(1,557)
Total interest income on interest-earning assets	2,567	1,669	4,236

Expense from the interest-bearing liabilities:
Demand, interest-bearing	45	(296)	(251)
Savings and money market	966	(1,642)	(676)
Time deposits — under $100	(2)	(5)	(7)
Time deposits — $100 and over	33	(405)	(372)
ICS/CDARS — interest-bearing demand, money market
and time deposits	(216)	(1,694)	(1,910)
Subordinated debt, net of issuance costs	2	(3)	(1)
Total interest expense on interest-bearing liabilities	828	(4,045)	(3,217)
Net interest income	$1,739	$5,714	7,453
Less tax equivalent adjustment			6
Net interest income			$7,459
__________________________________________________________
(1)Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.
__________________________________________________________

	Nine Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease)
	Due to Change in:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$6,615	$3,644	$10,259
Securities — taxable	(1,369)	3,078	1,709
Securities — exempt from Federal tax (1)	(50)	—	(50)
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	6,074	(4,353)	1,721
Total interest income on interest-earning assets	11,270	2,369	13,639

Expense from the interest-bearing liabilities:
Demand, interest-bearing	120	(722)	(602)
Savings and money market	3,865	(2,779)	1,086
Time deposits — under $100	1	(1)	—
Time deposits — $100 and over	176	(733)	(557)
CDARS — interest-bearing demand, money market
and time deposits	99	(3,630)	(3,531)
Subordinated debt, net of issuance costs	7	(8)	(1)
Total interest expense on interest-bearing liabilities	4,268	(7,873)	(3,605)
Net interest income	$7,002	$10,242	17,244
Less tax equivalent adjustment			11
Net interest income			$17,255
__________________________________________________________
(1)Reflects the non-GAAP FTE adjustment for Federal tax-exempt income based on a 21% tax rate.
__________________________________________________________
Net interest income increased $7.5 million, or 19%, to $46.8 million for the third quarter of 2025, compared to $39.9 million for the third quarter of 2024. The non-GAAP FTE net interest margin was 3.60% for the third quarter of 2025, an increase over 3.15% for the third quarter of 2024. The increase in the net interest margin primarily due to lower rates paid on customer deposits, an increase in the average yields on loans and securities, a higher average balance of loans, and an increase in the average balance of deposits resulting in a higher average balance of overnight funds, partially offset by a lower average yield on overnight funds.

For the first nine months of 2025, net interest income increased $17.3 million, or 15% to $135.0 million, compared to $117.7 million for the first nine months of 2024. The FTE net interest margin increased 28 basis points to 3.51% for the first nine months of 2025, from 3.23% for the first nine months of 2024, primarily due to decrease in rates paid on client deposits, an increase in the average balances of average interest earning assets, and an increase in the average yields on loans and securities, partially offset by a lower yield on overnight funds.

The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	For the Quarter Ended			For the Quarter Ended
	September 30, 2025			September 30, 2024
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield
Loans, core bank	$3,039,478	$42,655	5.57%	$2,867,076	$39,621	5.50%
Prepayment fees	—	185	0.02%	—	4	0.00%
Bay View Funding factored receivables	74,353	3,654	19.50%	55,391	2,144	15.40%
Purchased residential mortgages	408,810	3,472	3.37%	441,294	3,779	3.41%
Loan fair value mark / accretion	(1,636)	164	0.02%	(2,621)	233	0.03%
Total loans (includes loans held-for-sale)	$3,521,005	$50,130	5.65%	$3,361,140	$45,781	5.42%

The average yield on the total loan portfolio increased to 5.65% for the third quarter of 2025, compared to 5.42% for the third quarter of 2024, primarily due to an increase in the average yield on loans in the core bank and an increase in prepayment fees.

	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Average	Interest	Average	Average	Interest	Average
	Balance	Income	Yield	Balance	Income	Yield
Loans, core bank	$3,002,040	$124,151	5.53%	$2,831,035	$115,838	5.47%
Prepayment fees	—	882	0.04%	—	82	0.00%
Bay View Funding factored receivables	67,505	9,943	19.69%	54,603	7,896	19.33%
Purchased residential mortgages	418,948	10,617	3.39%	447,709	11,306	3.37%
Loan fair value mark / accretion	(1,805)	517	0.02%	(2,865)	729	0.03%
Total loans (includes loans held-for-sale)	$3,486,688	$146,110	5.60%	$3,330,482	$135,851	5.45%
The average yield on the total loan portfolio increased to 5.60% for the first nine months of 2025, compared to 5.45% for 2024, primarily due to an increase in the average yield on loans in the core bank and an increase in prepayment fees.
The average cost of total deposits decreased to 1.50% for the third quarter of 2025, compared to 1.84% for the third quarter of 2024. The average cost of total deposits decreased to 1.53% for the first nine months of 2025, compared to 1.72% for the first nine months of 2024. The decline in the cost of deposits for the third quarter and first nine months of 2025 was driven by proactive management of exception based deposit pricing and favorable noninterest-bearing deposit mix shift. The average cost of funds decreased to 1.54% for the third quarter of 2025, compared to 1.88% for the third quarter of 2024. The average cost of funds decreased to 1.56% for the first nine months of 2025, compared to 1.75% for the first nine months of 2024.

Provision for Credit Losses on Loans
Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses on loans through charges to earnings, which are presented in the statements of income as the provision for credit losses on loans. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses on loans is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for credit losses on loans and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for credit losses on loans and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. The provision for credit losses on loans and level of allowance for each period are also dependent on forecast data for the state of California including GDP, unemployment rate, home value and commercial real estate value projections.
There was a provision for credit losses on loans of $416,000 for the third quarter of 2025, compared to a provision for credit losses on loans of $153,000 for the third quarter of 2024. There was a provision for credit losses on loans of

$1,206,000 for the nine months ended September 30, 2025, compared to $808,000 for the nine months ended September 30, 2024. The increase in the provision for credit losses on loans for the third quarter and first nine months of 2025, was primarily due to loan growth. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by the Company based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”
Noninterest Income
The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase
	Three Months Ended		(decrease)
	September 30,		2025 versus 2024
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$898	$908	$(10)	(1)%
FHLB and FRB stock dividends	587	586	1	—%
Increase in cash surrender value of life insurance	564	530	34	6%
Servicing income	77	108	(31)	(29)%
Gain on sales of SBA loans	—	94	(94)	(100)%
Termination fees	—	46	(46)	(100)%
Other	1,091	554	537	97%
Total	$3,217	$2,826	$391	14%

			Increase
	Nine Months Ended		(decrease)
	September 30,		2025 versus 2024
	2025	2024	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,719	$2,676	$43	2%
FHLB and FRB stock dividends	1,761	1,765	(4)	—%
Increase in cash surrender value of life insurance	1,650	1,569	81	5%
Servicing income	220	288	(68)	(24)%
Gain on sales of SBA loans	185	348	(163)	(47)%
Termination fees	314	159	155	97%
Gain on proceeds from company-owned life insurance	—	219	(219)	(100)%
Other	2,041	1,304	737	57%
Total	$8,890	$8,328	$562	7%
Total noninterest income increased to $3.2 million for the third quarter of 2025, compared to $2.8 million for the third quarter of 2024. For the nine months ended September 30, 2025, total noninterest income increased 7% to $8.9 million, compared to $8.3 million for the nine months ended September 30, 2024. The increase in noninterest income for the third quarter and first nine months of 2025 was primarily driven by a $386,000 recovery on an acquired loan that had been previously charged off and by higher facility fees. For the nine months ended September 30, 2025, this increase was partially offset by the absence of a $219,000 gain from company-owned life insurance proceeds that benefited the prior year period.
A portion of the Company’s noninterest income is associated with its Small Business Administration (“SBA”) lending activity, as gain on the sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the third quarter of 2025, there was no gain on sales of SBA loans, compared to a $94,000 gain on sales of SBA loans for the third quarter of 2024. For the nine months ended September 30, 2025, SBA loan sales resulted in a $185,000 gain, compared to a $348,000 gain for the nine months ended September 30, 2024.

The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.
Noninterest Expense
    The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

			Increase
	Three Months Ended		(Decrease)
	September 30,		2025 versus 2024
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$16,948	$15,673	$1,275	8%
Occupancy and equipment	2,528	2,599	(71)	(3)%
Data processing	1,359	800	559	70%
Professional fees	1,175	1,306	(131)	(10)%
Client services	1,112	809	303	37%
Software subscriptions	836	743	93	13%
Insurance expense	337	1,715	(1,378)	(80)%
Other	4,731	3,910	821	21%
Total noninterest expense	$29,026	$27,555	$1,471	5%

			Increase
	Nine Months Ended		(Decrease)
	September 30,		2025 versus 2024
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$49,750	$46,976	$2,774	6%
Occupancy and equipment	7,587	7,731	(144)	(2)%
Data processing	3,321	2,635	686	26%
Professional fees	4,574	3,705	869	23%
Client services	2,949	2,497	452	18%
Software subscriptions	2,299	2,034	265	13%
Insurance expense	3,804	4,988	(1,184)	(24)%
Legal settlement and other charges	9,184	—	9,184	N/A
Other	13,349	12,713	636	5%
Total noninterest expense	$96,817	$83,279	$13,538	16%

The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Three Months Ended September 30,
		Percent		Percent
	2025	of Total	2024	of Total
	(Dollars in thousands)
Salaries and employee benefits	$16,948	58%	$15,673	57%
Occupancy and equipment	2,528	9%	2,599	9%
Data processing	1,359	5%	800	3%
Professional fees	1,175	4%	1,306	5%
Client services	1,112	4%	809	3%
Software subscriptions	836	3%	743	3%
Insurance expense	337	1%	1,715	6%
Other	4,731	16%	3,910	14%
Total noninterest expense	$29,026	100%	$27,555	100%

	Nine Months Ended September 30,
		Percent		Percent
	2025	of Total	2024	of Total
	(Dollars in thousands)
Salaries and employee benefits	$49,750	52%	$46,976	56%
Occupancy and equipment	7,587	8%	7,731	9%
Data processing	3,321	3%	2,635	3%
Professional fees	4,574	5%	3,705	5%
Client services	2,949	3%	2,497	3%
Software subscriptions	2,299	2%	2,034	3%
Insurance expense	3,804	4%	4,988	6%
Legal settlement and other charges	9,184	9%	—	—%
Other	13,349	14%	12,713	15%
Total noninterest expense	$96,817	100%	$83,279	100%
Total noninterest expense for the third quarter of 2025 increased to $29.0 million, compared to $27.6 million for the third quarter of 2024. Total noninterest expense for the first nine months of 2025 increased to $96.8 million compared to $83.3 million for the first nine months of 2024. During the second quarter of 2025, the Company recorded an accrual of $9.2 million, primarily due to pre-tax charges related to the settlement of certain litigation matters and charges related to the planned closure of a Bank branch. Adjusted noninterest expense for the first nine months of 2025, excluding the $9.2 million accrual, was $87.6 million, compared to $83.3 million for the first nine months of 2024. The increase in adjusted noninterest expense for the third quarter and first nine months of 2025 compared to the respective periods in 2024 was primarily due to higher salaries and employee benefits as a result of annual salary increases, partially offset by a decrease in insurance expense. The first nine months of 2025 was also impacted by higher professional fees and information technology expenses related to ongoing investments in infrastructure enhancements. Adjusted noninterest expense is a non-GAAP financial measure.
Full time equivalent employees were 350 at September 30, 2025, compared to 353 at September 30, 2024, and 355 and at December 31, 2024.
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

The following table shows the Company’s effective income tax rates for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Effective income tax rate	28.5%	27.3%	28.6%	28.7%
    The Company’s Federal and state income tax expense for the third quarter of 2025 increased to $5.9 million, compared to $3.9 million for the third quarter of 2024, primarily due to higher pre-tax income. The Company’s Federal and state income tax expense for the first nine months of 2025 was $13.1 million, compared to $12.0 million for the first nine months of 2024.
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
FINANCIAL CONDITION
At September 30, 2025, total assets increased 1% to $5.6 billion, compared to $5.6 billion at September 30, 2024, primarily due to an increase in deposits resulting in an increase in loans and investment securities, partially offset by a decrease in overnight funds. Total assets were relatively flat from $5.6 billion at December 31, 2024.
Securities available-for-sale, at fair value, were $408.5 million at September 30, 2025, an increase of 72% from $237.6 million at September 30, 2024, and increased 59% from $256.3 million at December 31, 2024. Securities held-to-maturity, at amortized cost, net of allowance for credit losses, were $544.8 million at September 30, 2025, a decrease of 10% from $604.2 million at September 30, 2024, and a decrease of 8% from $590.0 million at December 31, 2024.
Loans HFI, net of deferred costs and fees, increased $171.4 million, or 5%, to $3.6 billion at September 30, 2025, compared to $3.4 billion at September 30, 2024, and increased $89.7 million, or 3% from $3.5 billion at December 31, 2024. Loans HFI, excluding residential mortgages, increased $207.8 million, or 7%, to $3.1 billion at September 30, 2025, compared to $2.9 billion at September 30, 2024, and increased $118.3 million, or 4% from $3.0 billion at December 31, 2024.
Total deposits increased $47.0 million, or 1%, to $4.8 billion at September 30, 2025, compared to $4.7 billion at September 30, 2024, and relatively flat from $4.8 billion at December 31, 2024.

Securities Portfolio
The following table reflects the balances for each category of securities at the dates indicated:

	September 30,		December 31,
	2025	2024	2024
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$230,889	$53,450	$70,091
Collateralized mortgage obligations	122,318	—	—
U.S. Treasury	55,249	184,162	186,183
Total	$408,456	$237,612	$256,274
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$516,918	$573,621	$559,548
Municipals — exempt from Federal tax (1)	27,899	30,584	30,480
Total (1)	$544,817	$604,205	$590,028
__________________________________________________________
(1)Gross of the allowance for credit losses of $11 at September 30, 2025 and $12 at both December 31, 2024 and September 30, 2024.
__________________________________________________________
    During the first nine months of 2025, the Company purchased $174.2 million of agency mortgage-backed securities, $129.8 million of collateralized mortgage obligations, and $44.8 million of U.S. Treasury securities, for total purchases of $348.8 million in the available-for-sale portfolio. Securities purchased had a book yield of 4.92% and an average life of 5.42 years.
    The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2025:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$304	2.07%	$67,810	3.64%	$142,631	4.62%	$20,144	4.93%	$230,889	4.36%
U.S. Treasury	—	—%	55,249	4.31%	—	—%	—	—%	55,249	4.31%
Collateralized mortgage obligations	—	—%	30,179	5.15%	92,139	5.37%	—	—%	122,318	5.32%
Total	$304	2.07%	$153,238	4.18%	$234,770	4.92%	$20,144	4.93%	$408,456	4.64%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$2,310	2.23%	$83,454	1.90%	$350,546	1.83%	$80,608	2.68%	$516,918	1.98%
Municipals — exempt from Federal tax (1) (2)	7,345	3.99%	7,945	3.34%	12,609	3.47%	—	$—%	27,899	3.57%
Total (2)	$9,655	3.57%	$91,399	2.03%	$363,155	1.89%	$80,608	2.68%	$544,817	2.06%
__________________________________________________________
(1)Reflects non-GAAP tax equivalent adjustment for Federal tax exempt income based on a 21% tax rate.
(2)Gross of the allowance for credit losses of $11 at September 30, 2025.
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
The following table shows the net pre-tax unrealized and unrecognized gain (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses at the dates indicated:

	September 30,		December 31,
	2025	2024	2024
	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized gain (loss):
Agency mortgage-backed securities	$(1,292)	$(2,923)	$(4,148)
Collateralized mortgage obligations	37	—	—
U.S. Treasury	603	(1,440)	(912)
Total	$(652)	$(4,363)	$(5,060)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(67,613)	$(71,996)	$(91,585)
Municipals — exempt from Federal tax	(370)	(676)	(1,431)
Total	$(67,983)	$(72,672)	$(93,016)

Allowance for credit losses on municipal securities	$(11)	$(12)	$(12)
The net pre-tax unrealized loss on the securities available-for-sale was $652,000, or $540,000 net of taxes, which equaled less than 1% of total shareholders’ equity at September 30, 2025. The pre-tax unrecognized loss on securities held-to-maturity was $68.0 million, or $47.9 million net of taxes, which equaled 7% of total shareholders’ equity at September 30, 2025. The unrealized and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at September 30, 2025, compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid at maturity. Fair values are expected to recover as the securities approach maturity and/or if interest rates decline.

The following are the projected cash flows from paydowns and maturities in the investment securities portfolio for the periods indicated based on the current interest rate environment:

		Agency
		Mortgage-
	U.S.	backed and
	Treasury	Municipal
	(Par Value)	Securities	Total
	(Dollars in thousands)
Fourth quarter of 2025	$—	$33,954	$33,954
First quarter of 2026	—	32,936	32,936
Second quarter of 2026	—	32,608	32,608
Third quarter of 2026	—	32,629	32,629
Fourth quarter of 2026	15,000	30,378	45,378
First quarter of 2027	15,000	28,924	43,924
Second quarter of 2027	—	28,435	28,435
Third quarter of 2027	15,000	27,917	42,917
Total	$45,000	$247,781	$292,781
Loans
The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Loans HFI, net of deferred costs and fees, represented 64% of total assets at September 30, 2025, compared to 61% at September 30, 2024, and 62% at December 31, 2024. The loan to deposit ratio was 74.99% at September 30, 2025, compared to 72.11% at September 30, 2024, and 72.45% at December 31, 2024.
Loan Distribution
The Loan Distribution table that follows sets forth the Company’s gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2025		September 30, 2024		December 31, 2024
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$523,110	15%	$481,266	14%	$531,350	15%
Real estate:
CRE - owner occupied	629,855	18%	602,062	18%	601,636	17%
CRE - non-owner occupied	1,416,987	39%	1,310,578	38%	1,341,266	38%
Land and construction	137,170	4%	125,761	4%	127,848	4%
Home equity	125,742	4%	124,090	4%	127,963	4%
Multifamily	290,077	8%	273,103	8%	275,490	8%
Residential mortgages	443,143	12%	479,524	14%	471,730	14%
Consumer and other	15,938	< 1%	14,179	< 1%	14,837	<1%
Total Loans	3,582,022	100%	3,410,563	100%	3,492,120	100%
Deferred loan fees, net	(344)	—	(327)	—	(183)	—
Loans, net of deferred fees	3,581,678	100%	3,410,236	100%	3,491,937	100%
Allowance for credit losses on loans	(49,427)		(47,819)		(48,953)
Loans, net	$3,532,251		$3,362,417		$3,442,984
The Company’s loan portfolio is concentrated in commercial loans (primarily manufacturing, wholesale, and services oriented entities), and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 85% of its gross loans were secured by real property at September 30, 2025 and December 31, 2024, compared to 86% at September 30, 2024. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.

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
The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the three months ended September 30, 2025 there was no gain on sales of SBA loans. During the three months ended September 30, 2024, loans were sold resulting in a gain on sales of SBA loans of $94,000. During the nine months ended September 30, 2025 and 2024, loans were sold resulting in a gain on sales of SBA loans of $185,000 and $348,000, respectively.
The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 36 days for the first nine months of 2025, compared to 35 days for the first nine months of 2024.
The following table shows the balance of factored receivables at period end, average balances during the period, and full time equivalent employees of Bay View Funding at period end:

	September 30,	September 30,
	2025	2024
	(Dollars in thousands)
Total factored receivables at period-end	$79,728	$57,199
Average factored receivables:
For the three months ended	74,353	55,391
For the nine months ended	$67,505	$54,563
Total full time equivalent employees at period-end	30	30
The commercial loan portfolio increased $41.8 million, or 9%, to $523.1 million at September 30, 2025, from $481.3 million at September 30, 2024, and decreased $8.2 million, or 2%, from $531.4 million at December 31, 2024. Commercial and industrial line usage was 35% at September 30, 2025, compared to 31% at September 30, 2024 and 34% at December 31, 2024.
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

The CRE owner occupied loan portfolio increased $27.8 million, or 5%, to $629.9 million at September 30, 2025, from $602.1 million at September 30, 2024, and increased $28.2 million, or 5%, from $601.6 million at December 31, 2024. CRE non-owner occupied loans increased $106.4 million, or 8%, to $1.4 billion at September 30, 2025, compared to $1.3 billion at September 30, 2024, and increased $75.7 million, or 6%, from $1.3 billion at December 31, 2024. At September 30, 2025, 31% of the CRE loan portfolio was secured by owner-occupied real estate. Owner occupied CRE loans also totaled 31% at both September 30, 2024 and December 31, 2024.
During the third quarter of 2025, there were 38 new owner occupied and non-owner occupied CRE loans originated totaling $75 million with a weighted average loan-to-value (“LTV”) of 46%; the weighted average debt-service coverage ratio (“DSCR”) for the non-owner occupied portfolio was 1.69 times. The average loan size for all CRE loans at September 30, 2025 was $1.7 million, and the average loan size for office CRE loans was also $1.7 million. The Company has personal guarantees on 92% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations.
Total office exposure (excluding medical/dental offices) in the CRE portfolio was $439 million, including 33 loans totaling approximately $72 million in San Jose, 18 loans totaling approximately $26 million in San Francisco, and eight loans totaling approximately $16 million in Oakland, at September 30, 2025. Non-owner occupied CRE with office exposure totaled $334 million at September 30, 2025. At September 30, 2025, the weighted average LTV and DSCR for the entire non-owner occupied office portfolio were 41.1% and 2.13 times, respectively. Total medical/dental office exposure in the non-owner occupied CRE portfolio consisted of 17 loans totaling $18 million, with a weighted average LTV and DSCR ratio of 42% and 2.57 times, respectively, at September 30, 2025.
The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at September 30, 2025:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Retail	26%	37.2%	2.07	14%	47.4%	23%	38.8%
Industrial	19%	39.1%	2.47	35%	42.1%	23%	40.3%
Mixed-Use, Special
Purpose and Other	19%	42.0%	1.90	33%	41.1%	23%	41.6%
Office	19%	41.1%	2.13	18%	43.8%	19%	41.8%
Multifamily	17%	42.8%	1.92	0%	0.0%	12%	42.8%
Hotel/Motel	< 1%	15.9%	0.64	0%	0.0%	< 1%	15.9%
Total	100%	40.0%	2.09	100%	42.8%	100%	40.8%

The following table presents the weighted average LTV and DSCR by county for CRE loans at September 30, 2025:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Alameda	25%	43.6%	1.77	18%	43.8%	23%	43.7%
Contra Costa	7%	39.9%	1.91	8%	44.4%	7%	41.4%
Marin	6%	43.6%	1.94	3%	56.8%	6%	45.8%
Monterey	2%	37.9%	2.10	2%	37.6%	2%	37.8%
Napa	<1%	28.5%	2.70	<1%	45.6%	<1%	33.3%
Out of Area	8%	42.7%	1.87	9%	49.6%	8%	44.6%
San Benito	1%	37.5%	2.08	2%	39.1%	2%	38.2%
San Francisco	9%	37.9%	2.24	4%	39.6%	8%	38.1%
San Mateo	12%	40.0%	2.26	15%	40.6%	12%	40.2%
Santa Clara	24%	37.4%	2.32	35%	41.3%	27%	38.8%
Santa Cruz	2%	32.0%	1.89	1%	47.3%	2%	34.7%
Solano	1%	32.9%	3.30	1%	36.0%	1%	33.6%
Sonoma	3%	37.9%	2.52	2%	41.8%	2%	38.7%
Total	100%	40.0%	2.09	100%	42.8%	100%	40.8%
The Company’s land and construction loans are primarily to finance the development and construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $11.4 million, or 9%, to $137.2 million at September 30, 2025, compared to $125.8 million at September 30, 2024, and increased $9.3 million, or 7%, from $127.8 million at December 31, 2024.
The Company makes home equity lines of credit available to its existing clients. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit increased $1.7 million, or 1%, to $125.7 million at September 30, 2025, compared to $124.1 million at September 30, 2024, and decreased $2.2 million, or 2%, from $128.0 million at December 31, 2024.
Multifamily loans increased $17.0 million, or 6%, to $290.1 million at September 30, 2025, compared to $273.1 million at September 30, 2024, and increased $14.6 million, or 5%, from $275.5 million at December 31, 2024.
From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased $36.4 million, or 8%, to $443.1 million at September 30, 2025, compared to $479.5 million at September 30, 2024, and decreased $28.6 million, or 6% from $471.7 million at December 31, 2024.
Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans increased $1.8 million, or 12%, to $15.9 million at September 30, 2025, compared to $14.2 million at September 30, 2024 and increased $1.1 million, or 7%, from $14.8 million at December 31, 2024.
With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $116.1 million and $193.6 million at September 30, 2025, respectively.

Loan Maturities
The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale) as of September 30, 2025. The table shows the distribution of such loans between those loans with predetermined fixed interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate and contractual repricing dates. As of September 30, 2025, approximately 23% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$314,184	$171,298	$37,628	$523,110
Real estate:
CRE - owner occupied	34,556	247,247	348,052	629,855
CRE - non-owner occupied	92,197	571,625	753,165	1,416,987
Land and construction	111,070	23,624	2,476	137,170
Home equity	5,585	22,907	97,250	125,742
Multifamily	23,194	150,251	116,632	290,077
Residential mortgages	2,274	14,983	425,886	443,143
Consumer and other	7,177	7,897	864	15,938
Loans	$590,237	$1,209,832	$1,781,953	$3,582,022

Loans with variable interest rates	$378,602	214,530	222,258	$815,390
Loans with fixed interest rates	211,635	995,302	1,559,695	2,766,632
Loans	$590,237	$1,209,832	$1,781,953	$3,582,022
Loan Servicing
As of September 30, 2025 and 2024, SBA loans that the Company serviced for others totaled $41.9 million and $48.9 million, respectively. Activity for loan servicing rights was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Beginning of period balance	$291	$363	$344	$415
Additions	—	20	39	81
Amortization	(30)	(24)	(122)	(137)
End of period balance	$261	$359	$261	$359
Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2025 and 2024, as the fair value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Beginning of period balance	$52	$101	$82	$117
Unrealized holding loss	(3)	(6)	(33)	(22)
End of period balance	$49	$95	$49	$95
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

	September 30, 2025
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$7,887	$1,705	$581	$10,173	$512,937	$523,110
Real estate:
CRE - Owner Occupied	—	—	—	—	629,855	629,855
CRE - Non-Owner Occupied	—	—	—	—	1,416,987	1,416,987
Land and construction	—	—	2,346	2,346	134,824	137,170
Home equity	—	—	655	655	125,087	125,742
Multifamily	—	—	—	—	290,077	290,077
Residential mortgages	—	—	—	—	443,143	443,143
Consumer and other	—	—	—	—	15,938	15,938
Total	$7,887	$1,705	$3,582	$13,174	$3,568,848	$3,582,022

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120
The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Past due nonaccrual loans	$3,388	$7,068
Current nonaccrual loans	80	110
Total nonaccrual loans	$3,468	$7,178
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
There were no foreclosed assets on the balance sheet at September 30, 2025, September 30, 2024, or December 31, 2024. There were no Shared National Credits or material purchased participations included in NPAs or total loans at September 30, 2025, September 30, 2024, or December 31, 2024.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,			December 31,
	2025	2024		2024

Nonaccrual loans — held-for-investment	$3,468		$6,698		$7,178
Loans 90 days past due and still accruing	194		460		489
Total nonperforming loans	3,662		7,158		7,667
Foreclosed assets	—		—		—
Total nonperforming assets	$3,662		$7,158		$7,667

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.10	%	0.21	%	0.22%
Nonperforming assets as a percentage of total assets	0.07	%	0.13	%	0.14%
The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the dates indicated:

	September 30, 2025
			Restructured
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$83	$384	$194	$661
Real estate:
Land and construction	2,346	—	—	2,346
Home equity	655	—	—	655
Total	$3,084	$384	$194	$3,662

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667
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

The amortized cost basis of collateral-dependent loans at September 30, 2025 was $384,000, of which $270,000 were secured by real estate and $114,000 were secured by business assets. The amortized cost basis of collateral-dependent loans at December 31, 2024 was $701,000 and were secured by business assets.
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
Classified loans were $34.6 million, or 0.62% of total assets, at September 30, 2025, compared to $32.6 million, or 0.59% of total assets, at September 30, 2024, and $41.7 million, or 0.74% of total assets at December 31, 2024.
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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Three Months Ended September 30, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,699	$6,194	$25,413	$2,438	$801	$4,467	$3,459	$162	$48,633
Charge-offs	(133)	—	—	—	—	—	—	(5)	(138)
Recoveries	36	36	—	—	251	—	—	193	516
Net (charge-offs) recoveries	(97)	36	—	—	251	—	—	188	378
Provision for (recapture of)
credit losses on loans	248	(157)	1,233	(448)	(235)	(113)	58	(170)	416
End of period balance	$5,850	$6,073	$26,646	$1,990	$817	$4,354	$3,517	$180	$49,427
Percent of ACLL to Total ACLL
at end of period	12%	12%	54%	4%	2%	9%	7%	< 1%	100%

	Three Months Ended September 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,010	$5,344	$26,847	$1,523	$814	$4,269	$3,960	$187	$47,954
Charge-offs	(174)	—	—	—	—	—	—	(300)	(474)
Recoveries	154	14	—	—	18	—	—	—	186
Net (charge-offs) recoveries	(20)	14	—	—	18	—	—	(300)	(288)
Provision for (recapture of)
credit losses on loans	(273)	62	603	(195)	(72)	86	(291)	233	153
End of period balance	$4,717	$5,420	$27,450	$1,328	$760	$4,355	$3,669	$120	$47,819
Percent of ACLL to Total ACLL
at end of period	10%	11%	57%	3%	2%	9%	8%	< 1%	100%

	Nine Months Ended September 30, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Charge-offs	(1,188)	—	—	—	—	—	—	(197)	(1,385)
Recoveries	121	43	—	—	296	—	—	193	653
Net (charge-offs) recoveries	(1,067)	43	—	—	296	—	—	(4)	(732)
Provision for (recapture of)
credit losses on loans	857	805	(133)	590	(277)	(381)	(101)	(154)	1,206
End of period balance	$5,850	$6,073	$26,646	$1,990	$817	$4,354	$3,517	$180	$49,427
Percent of ACLL to Total ACLL
at end of period	12%	12%	54%	4%	2%	9%	7%	< 1%	100%

	Nine Months Ended September 30, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(1,042)	—	—	—	—	—	—	(300)	(1,342)
Recoveries	300	24	—	—	71	—	—	—	395
Net (charge-offs) recoveries	(742)	24	—	—	71	—	—	(300)	(947)
Provision for (recapture of)
credit losses on loans	(394)	275	2,127	(1,024)	45	(698)	244	233	808
End of period balance	$4,717	$5,420	$27,450	$1,328	$760	$4,355	$3,669	$120	$47,819
Percent of ACLL to Total ACLL
at end of period	10%	11%	57%	3%	2%	9%	8%	< 1%	100%
The increase in the allowance for credit losses on loans of $474,000 for the nine months ended September 30, 2025, compared to December 31, 2024, was primarily attributed to loan growth.
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

	September 30,
	2025		2024		December 31, 2024
		Percent		Percent		Percent
		of loans		of loans		of loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$5,850	15%	$4,717	14%	$6,060	15%
Real estate:
CRE - owner occupied	6,073	18%	5,420	18%	5,225	17%
CRE - non-owner occupied	26,646	39%	27,450	38%	26,779	38%
Land and construction	1,990	4%	1,328	4%	1,400	4%
Home equity	817	4%	760	4%	798	4%
Multifamily	4,354	8%	4,355	8%	4,735	8%
Residential mortgages	3,517	12%	3,669	14%	3,618	14%
Consumer and other	180	< 1%	120	< 1%	338	<1%
Total	$49,427	100%	$47,819	100%	$48,953	100%
The ACLL totaled $49.4 million, or 1.38% of total loans at September 30, 2025, compared to $47.8 million, or 1.40% of total loans at September 30, 2024, and $49.0 million, or 1.40% of total loans at December 31, 2024. The ACLL was 1,350% of nonperforming loans at September 30, 2025, compared to 668% of nonperforming loans at September 30, 2024, and 638% of nonperforming loans at December 31, 2024. The Company had net recoveries of $378,000, or 0.04% annualized of average loans, for the third quarter of 2025, compared to net charge-offs of $288,000, or 0.03% annualized of average loans, for the third quarter of 2024. Net charge-offs totaled $732,000, or 0.03% annualized of average loans, for the first nine months of 2025, compared to $947,000, or 0.04% annualized of average loans, for the first nine months of 2024.

The following table shows the drivers of change in ACLL for the first, second, and third quarters of 2025:

(Dollars in thousands)
ACLL at December 31, 2024	$48,953
Portfolio changes during the first quarter of 2025	(299)
Qualitative and quantitative changes during the first
quarter of 2025 including changes in economic forecasts	(392)
ACLL at March 31, 2025	48,262
Portfolio changes during the second quarter of 2025	716
Qualitative and quantitative changes during the second
quarter of 2025 including changes in economic forecasts	(345)
ACLL at June 30, 2025	48,633
Portfolio changes during the third quarter of 2025	620
Qualitative and quantitative changes during the third
quarter of 2025 including changes in economic forecasts	174
ACLL at September 30, 2025	$49,427
Leases
    The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities included $28.7 million at September 30, 2025 as a result of recognizing right-of-use assets, which are included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. At December 31, 2024, $30.6 million was included in both other assets and other liabilities as a result of recognizing right-of-use assets and lease liabilities, related to non-cancelable operating lease agreements for office space. See Note 16 to the consolidated financial statements.
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
The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits at the dates indicated:

	September 30, 2025		September 30, 2024		December 31, 2024
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,241,603	26%	$1,272,139	27%	$1,214,192	25%
Demand, interest-bearing	922,077	19%	913,910	19%	936,587	19%
Savings and money market	1,366,905	28%	1,309,676	28%	1,325,923	28%
Time deposits — under $250	32,462	1%	39,060	1%	38,988	1%
Time deposits — $250 and over	223,496	5%	196,945	4%	206,755	4%
ICS/CDARS — interest-bearing demand,
money market and time deposits	990,003	21%	997,803	21%	1,097,586	23%
Total deposits	$4,776,546	100%	$4,729,533	$100%	$4,820,031	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at September 30, 2025, September 30, 2024, and December 31, 2024.
Total deposits increased $47.0 million, or 1%, to $4.8 billion at September 30, 2025, from $4.7 billion at September 30, 2024. Total deposits remained relatively flat from $4.8 billion at December 31, 2024.
The Company had 25,337 deposits accounts at September 30, 2025, with an average balance of $189,000, compared to 25,373 deposit accounts at September 30, 2024, with an average balance of $186,000. At December 31, 2024, the Company had 25,427 deposit accounts, with an average balance of $190,000.
Deposits from the Bank’s top 100 client relationships, representing 22% of total number of accounts, totaled $2.2 billion, representing 47% of total deposits, with an average account size of $400,000 at September 30, 2025. At September 30, 2024, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.2 billion, representing 47% of total deposits, with an average account size of $394,000. At December 31, 2024, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.2 billion, representing 47% of total deposits, with an average account size of $400,000 at December 31, 2024.
The Bank’s uninsured deposits were approximately $2.2 billion, or 46% of the Company’s total deposits, at September 30, 2025, compared to $2.2 billion, or 47% of the Company’s total deposits, at September 30, 2024, and $2.2 billion, or 45% of total deposits at December 31, 2024.
At September 30, 2025, the $990.0 million of ICS/CDARS deposits were comprised of $403.0 million of interest-bearing demand deposits, $283.5 million of money market accounts and $303.5 million of time deposits. At September 30, 2024, the $997.8 million of ICS/CDARS deposits comprised $417.1 million of interest-bearing demand deposits, $293.3 million of money market accounts and $287.4 million of time deposits. At December 31, 2024, the $1.1 billion of ICS/CDARS deposits were comprised of $433.4 million of interest-bearing demand deposits, $345.5 million of money market accounts and $318.7 million of time deposits.
The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 as of September 30, 2025:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$49,603	30%
Over three months through six months	44,984	27%
Over six months through twelve months	42,141	25%
Over twelve months	29,018	18%
Total	$165,746	100%
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

Return on Equity and Assets
The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Return on average assets	1.05%	0.78%	0.79%	0.76%
Return on average tangible assets(1)	1.08%	0.81%	0.82%	0.79%
Return on average equity	8.37%	6.14%	6.29%	5.91%
Return on average tangible common equity(1)	11.14%	8.27%	8.38%	7.98%
Average equity to average assets ratio	12.54%	12.71%	12.59%	12.88%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Adjusted:	2025	2024	2025	2024
Return on average assets(1)	1.05%	0.78%	0.95%	0.76%
Return on average tangible common equity(1)	11.14%	8.27%	10.06%	7.98%
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
One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 74.99% at September 30, 2025, compared to 72.11% at September 30, 2024, and 72.45% at December 31, 2024.
The Company’s total liquidity and borrowing capacity at September 30, 2025 was $3.3 billion, all of which remained available. The available liquidity and borrowing capacity included $2.1 billion in Federal funds purchase arrangements and lines of credit, $759.3 million of excess funds at the FRB, and $408.3 million of unpledged investment securities, at fair value, at September 30, 2025. The available liquidity and borrowing capacity was 68% of the Company’s total deposits and approximately 148% of the Bank’s estimated uninsured deposits, at September 30, 2025.
HBC has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, and lines of credit from the FHLB and FRB. HBC maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, HBC can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. HBC can also borrow from the FRB discount window. The holding company had a $25.0 million line of credit with a correspondent bank at December 31, 2024 that was not renewed in 2025. The following table shows the collateral value of loans and securities pledged for the lines of credit (if collateralized), total available lines of credit, the amounts outstanding, and the remaining available at the dates indicated:

	September 30, 2025
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,226,879	$819,580	$—	$819,580
FRB discount window collateralized line of credit	1,515,563	1,199,219	—	1,199,219
Federal funds purchase arrangements	N/A	75,000	—	75,000
Total	$2,742,442	$2,093,799	$—	$2,093,799

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,989,115	$2,313,909	$—	$2,313,909
HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2025 and December 31, 2024.
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
At September 30, 2025, the Company was authorized to repurchase up to $15 million of the Company’s shares of its issued and outstanding common stock under a share repurchase program (the “Repurchase Program”) adopted by the Board of Directors (the “Board”) in July 2024. On October 23, 2025, the Board approved an increase in the maximum total value of shares authorized for repurchase under the Company’s Repurchase Program from $15 million to $30 million. The term of the Repurchase Program was also extended by the Board to October 31, 2026. Under the Repurchase Program, the Company is authorized to purchase its common stock from time-to-time in open market transactions, made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, price, value and amount of any repurchases under the Repurchase Program will depend on various factors, including the market price of the Company’s common stock, trading volume, general market conditions and other corporate and economic considerations, including the best interests of our shareholders. During the second and third quarters of 2025, the Company repurchased 439,187 shares of its common stock with a weighted average price of $9.22 per share for a total of $4.0 million. The remaining capacity under the Repurchase Program as of the filing date, after giving effect to the amendment above, is $26 million.

    On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $233,000, totaled $39.8 million at September 30, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.
    The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company under the Basel III requirements at the dates indicated:

	September 30,	September 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$530,835	$520,133	$524,204
Additional Tier 1 capital	—	—	—
Tier 1 Capital	530,835	520,133	524,204
Tier 2 Capital	89,927	85,263	86,439
Total Capital	$620,762	$605,396	$610,643

Risk-weighted assets	$4,020,021	$3,875,418	$3,917,931
Average assets for capital purposes	$5,377,907	$5,181,966	$5,436,274

Capital ratios:
Total Capital	15.4%	15.6%	15.6%
Tier 1 Capital	13.2%	13.4%	13.4%
Common Equity Tier 1 Capital	13.2%	13.4%	13.4%
Tier 1 Leverage(1)	9.9%	10.0%	9.6%
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
__________________________________________________________

The following table summarizes risk based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements at the dates indicated:

	September 30,	September 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$555,621	$539,386	$543,872
Additional Tier 1 capital	—	—	—
Tier 1 Capital	555,621	539,386	543,872
Tier 2 Capital	50,160	45,648	46,786
Total Capital	$605,781	$585,034	$590,658

Risk-weighted assets	$4,016,999	$3,872,418	$3,914,648
Average assets for capital purposes	$5,374,831	$5,178,977	$5,432,806

Capital ratios:
Total Capital	15.1%	15.1%	15.1%
Tier 1 Capital	13.8%	13.9%	13.9%
Common Equity Tier 1 Capital	13.8%	13.9%	13.9%
Tier 1 Leverage(1)	10.3%	10.4%	10.0%
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

At September 30, 2025, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2025, September 30, 2024, and December 31, 2024, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2025, that management believes have changed the categorization of the Company or HBC as well-capitalized.
At September 30, 2025, the Company had total shareholders’ equity of $700.0 million, compared to $685.4 million at September 30, 2024, and $689.7 million at December 31, 2024. At September 30, 2025, total shareholders’ equity included $508.7 million in common stock, $196.5 million in retained earnings, and $5.2 million of accumulated other comprehensive loss. The book value per share was $11.42 at September 30, 2025, compared to $11.18 at September 30, 2024, and $11.24 at December 31, 2024. The tangible book value per share was $8.61 at September 30, 2025, compared to $8.33 at September 30, 2024, and $8.41 at December 31, 2024. The adjusted tangible book value per share was $8.71 at September 30, 2025. Tangible book value per share is a non-GAAP financial measure.
The following table reflects the components of accumulated other comprehensive loss, net of taxes, at the dates indicated:

	September 30,		December 31,
Accumulated Other Comprehensive Loss	2025	2024	2024
	(Dollars in thousands)
Actuarial losses associated with:
Split dollar insurance contracts	$(2,532)	$(2,965)	$(2,339)
Supplemental executive retirement plan	(2,148)	(2,838)	(2,173)
Unrealized loss on securities available-for-sale	(540)	(3,161)	(3,656)
Unrealized gain on interest-only strip from SBA loans	40	72	63
Total accumulated other comprehensive loss	$(5,180)	$(8,892)	$(8,105)
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
The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity (a non-GAAP financial measure) that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix as of September 30, 2025:

	Increase/(Decrease) in
	Estimated Net
	Interest Income(1)
Change in Interest Rates	Amount	Percent
(basis points)	(Dollars in thousands)
+400	$15,204	7.5%
+300	$11,412	5.6%
+200	$7,643	3.8%
+100	$3,877	1.9%
0	—	—
−100	$(6,470)	(3.2)%
−200	$(15,684)	(7.7)%
−300	$(27,235)	(13.5)%
−400	$(41,630)	(20.6)%
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
__________________________________________________________

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity(1)
Change in Interest Rates	Amount	Percent
(basis points)	(Dollars in thousands)
+400	$35,094	2.5%
+300	$33,017	2.3%
+200	$27,266	1.9%
+100	$17,081	1.2%
0	—	—
−100	$(44,566)	(3.1)%
−200	$(115,573)	(8.1)%
−300	$(201,616)	(14.2)%
−400	$(311,273)	(21.9)%
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
Management considers adjusted net income and adjusted earnings per share, which exclude the $9.2 million of charges primarily related to a legal settlement and charges related to the planned closure of a Bank branch in the first nine months of 2025 as a useful measurement of the Company’s profitability compared to prior periods.
The following table summarizes components of net income and diluted earnings per share for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share amount)
Reported net income (GAAP)	$14,698	$10,507	$32,713	$29,907
Add: pre-tax legal settlement and other charges	—	—	9,184	—
Less: related income taxes	—	—	(2,618)	—
Adjusted net income (non-GAAP)	$14,698	$10,507	$39,279	$29,907

Weighted average shares outstanding - diluted	61,616,785	61,546,157	61,687,616	61,497,927

Reported diluted earnings per share (GAAP)	$0.24	$0.17	$0.53	$0.49

Adjusted diluted earnings per share (non-GAAP)	$0.24	$0.17	$0.64	$0.49

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
The following table summarizes components of FTE net interest income of the Company for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income before provision for
credit losses on loans (GAAP)	$46,788	$39,329	$134,953	$117,698
Tax-equivalent adjustment on securities - exempt from Federal tax	53	59	168	179
Net interest income, FTE (non-GAAP)	$46,841	$39,388	$135,121	$117,877

Average balance of total interest earning assets	$5,167,710	$4,980,082	$5,147,630	$4,909,240

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.59%	3.14%	3.51%	3.22%

Net interest margin, FTE (annualized net interest income, FTE, divided
by average balance of total interest earnings assets) (non-GAAP)	3.60%	3.15%	3.51%	3.23%

Management views its PPNR as a key metric for assessing the Company’s earnings power. The following table summarizes the components of PPNR for the periods indicated:

	For the Three Months Ended:		For the Nine Months Ended:
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income before credit losses on loans	$46,788	$39,329	$134,953	$117,698
Noninterest income	3,217	2,826	8,890	8,328
Total revenue	50,005	42,155	143,843	126,026
Less: Noninterest expense	(29,026)	(27,555)	(96,817)	(83,279)
Reported PPNR (GAAP)	20,979	14,600	47,026	42,747
Add: pre-tax legal settlement and other charges	—	—	9,184	—
Adjusted PPNR (non-GAAP)	$20,979	$14,600	$56,210	$42,747
The efficiency ratio, which is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income), measures how much it costs to produce one dollar of revenue. The following table summarizes components of noninterest expense and the efficiency ratio of the Company for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Reported noninterest expense (GAAP)	$29,026	$27,555	$96,817	$83,279
Less: pre-tax legal settlement and other charges	—	—	(9,184)	—
Adjusted noninterest expense (non-GAAP)	$29,026	$27,555	$87,633	$83,279

Net interest income before provision for credit losses on loans	$46,788	$39,329	$134,953	$117,698
Noninterest income	3,217	2,826	8,890	8,328
Total revenue	$50,005	$42,155	$143,843	$126,026

Reported efficiency ratio (noninterest expense divided by
total revenue) (GAAP)	58.05%	65.37%	67.31%	66.08%

Adjusted efficiency ratio (noninterest expense divided by
total revenue) (non-GAAP)	58.05%	65.37%	60.92%	66.08%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Reported net income (GAAP)	$14,698	$10,507	$32,713	$29,907
Add: pre-tax legal settlement and other charges	—	—	9,184	—
Less: related income taxes	—	—	(2,618)	—
Adjusted net income (non-GAAP)	$14,698	$10,507	$39,279	$29,907

Average Assets (GAAP)	$5,551,457	$5,352,067	$5,523,227	$5,248,338

Reported annualized return on average assets (GAAP)	1.05%	0.78%	0.79%	0.76%

Adjusted annualized return on average assets (non-GAAP)	1.05%	0.78%	0.95%	0.76%

Average tangible common equity components:
Average Equity (GAAP)	$696,385	$680,404	$695,391	$675,951
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,358)	(7,322)	(5,810)	(7,864)
Total Average Tangible Common Equity (non-GAAP)	$523,396	$505,451	$521,950	$500,456

Reported annualized return on average equity (GAAP)	8.37%	6.14%	6.29%	5.91%
Adjusted annualized return on average equity (non-GAAP)	8.37%	6.14%	7.55%	5.91%

Reported annualized return on average tangible
common equity (non-GAAP)	11.14%	8.27%	8.38%	7.98%

Adjusted annualized return on average tangible
common equity (non-GAAP)	11.14%	8.27%	10.06%	7.98%

The following table summarizes components of the tangible common equity to tangible assets ratio of the Company at the dates indicated:

	September 30,	September 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$700,010	$685,352	$689,727
Less: Preferred Stock	—	—	—
Total Common Equity	700,010	685,352	689,727
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,078)	(6,966)	(6,439)
Total Tangible Common Equity (non-GAAP)	$527,301	$510,755	$515,657

Asset components:
Total Assets (GAAP)	$5,623,720	$5,551,596	$5,645,006
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,078)	(6,966)	(6,439)
Total Tangible Assets (non-GAAP)	$5,451,011	$5,376,999	$5,470,936

Tangible common equity / tangible assets (non-GAAP)	9.67%	9.50%	9.43%
The following table summarizes components of the tangible common equity to tangible assets ratio of the Bank at the dates indicated:

	September 30,	September 30,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$724,780	$704,585	$709,379
Less: Preferred Stock	—	—	—
Total Common Equity	724,780	704,585	709,379
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,078)	(6,966)	(6,439)
Total Tangible Common Equity (non-GAAP)	$552,071	$529,988	$535,309

Asset components:
Total Assets (GAAP)	$5,620,681	$5,548,576	$5,641,646
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,078)	(6,966)	(6,439)
Total Tangible Assets (non-GAAP)	$5,447,972	$5,373,979	$5,467,576

Tangible common equity / tangible assets (non-GAAP)	10.13%	9.86%	9.79%

The following table summarizes components of the tangible book value per share of the Company at the dates indicated:

	September 30,	September 30,	December 31,
	2025	2024	2024
	(Dollars in thousands, except per share amounts)
Capital components:
Total Equity (GAAP)	$700,010	$685,352	$689,727
Less: Preferred Stock	—	—	—
Total Common Equity	700,010	685,352	689,727
Less: Goodwill	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,078)	(6,966)	(6,439)
Total Tangible Common Equity (non-GAAP)	527,301	510,755	515,657
Add: pre-tax legal settlement and other charges	9,184	—	—
Less: related income taxes	(2,618)	—	—
Adjusted tangible common equity (non-GAAP)	$533,867	$510,755	$515,657

Common shares outstanding at period-end	61,277,541	61,297,344	61,348,095

Reported tangible book value per share (non-GAAP)	$8.61	$8.33	$8.41

Adjusted tangible book value per share (non-GAAP)	$8.71	$8.33	$8.41
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included under “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Market Risk” and “—Interest Rate Management” of this Report.
ITEM 4—CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective at September 30, 2025, the period covered by this Report.
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
During the three months and nine months ended September 30, 2025, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, and lead to attempts by third parties to seek similar claims. As of September 30, 2025, we were party to no litigation that we believe to be material to our business, financial condition, results of operations, or cash flows.
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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
At September 30, 2025, the Company was authorized to repurchase up to $15 million of the Company’s shares of its issued and outstanding common stock under a share repurchase program (the “Repurchase Program”) adopted by the Board of Directors (the "Board") in July 2024. On October 23, 2025, the Board approved an increase in the maximum total value of shares authorized for repurchase under the Company’s Repurchase Program from $15 million to $30 million. The term of the Repurchase Program was also extended by the Board to October 31, 2026. The following table shows the share repurchase activity during the first, second and third quarter and first nine months of 2025, and the maximum value of the shares that may yet be purchased after giving effect to the amendment as described above:

			Total Number of	Maximum Value of
	Total	Average	Shares Purchased	Shares that May Yet Be
	Number	Price	as Part of Publicly	Purchased Under the
	of Shares	Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(in thousands)
First Quarter of 2025	—	$—	—
April 1 - 30, 2025	32,923	9.06	32,923
May 1- 31, 2025	175,066	9.22	175,066
June 1 - 30, 2025	—	—	—
Second Quarter of 2025	207,989	9.19	207,989
July 1 - 31, 2025	—	—	—
August 1- 31, 2025	231,198	9.24	231,198
September 1 - 30, 2025	—	—	—
Third Quarter of 2025	231,198	9.24	231,198
First Nine Months of 2025	439,187	$9.22	439,187	$25,951

ITEM 3—DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4—MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5—OTHER INFORMATION
On May 23, 2025, the Company filed a Current Report on Form 8-K disclosing that Jack Conner, Chair Emeritus of the Board of Directors of the Company and the Bank, notified the Company and the Bank of his intention to retire in October 2025. On October 31, 2025, Mr. Conner informed the Board of his decision to delay his retirement and to continue in his role as a Director and Chair Emeritus of the Board of Directors of the Company and the Bank.

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2025).
31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350.
32.2**	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104.
The cover page from Heritage Commerce Corp's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement.
**Furnished and not filed.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

Date: November 5, 2025	/s/ ROBERTSON CLAY JONES
Robertson Clay Jones
Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2025	/s/ SETH FONTI
Seth Fonti
Chief Financial Officer (Principal Financial Officer)