Form 10-K
period 2025-12-31
HERITAGE COMMERCE CORP
filed 2026-03-09
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2025, based upon the closing price on that date of $9.93 per share as reported on the Nasdaq Global Select Market, and 48,013,310 shares held, was approximately $476.8 million.
As of February 19, 2026, there were 61,593,284 shares of the Registrant’s common stock (no par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

HERITAGE COMMERCE CORP
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2025

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
These forward looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the Securities and Exchange Commission (“SEC”), Item 1A of this Annual Report on Form 10-K, and the following listed below:
•cybersecurity risks that may affect us directly or may impact us indirectly by virtue of their effects on our clients, markets or vendors, including our ability to identify and address cybersecurity risks, including those posed by the increasing use of artificial intelligence (such as, but not limited to, ransomware, data security breaches, “denial of service” attacks, “hacking” and identity theft) affecting us, our clients, and our third-party vendors and service providers;
•events that affect our ability to attract, recruit, and retain qualified officers and other personnel to implement our strategic plan, and that enable current and future personnel to protect and develop our relationships with clients, and to promote our business, results of operations and growth prospects;
•media items and consumer confidence as those factors affect our clients’ confidence in the banking system generally and in our bank specifically;
•adequacy of our risk management framework, disclosure controls and procedures and internal control over financial reporting;
•market, geographic and sociopolitical factors that arise by virtue of the fact that we operate primarily in the general San Francisco Bay Area of Northern California;
•risks of geographic concentration of our client base, our loans, and the collateral securing our loans, as those clients and assets may be particularly subject to natural disasters and to events and conditions that directly or indirectly affect those regions, including the particular risks of natural disasters (including earthquakes, fires, and flooding) and other events that disproportionately affect that region;
•political events that have accompanied or that may in the future accompany or result from recent political changes, particularly including the impact of a prolonged U.S. federal government shutdown, the imposition of tariffs or retaliatory tariffs, sociopolitical events and other conditions that result from political conflicts and law enforcement activities that may adversely affect our markets or our clients;
•our ability to estimate accurately, and to establish adequate reserves against, the risk of loss associated with our loan and lease portfolios and our factoring business;
•inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans to clients, whether held in the portfolio or in the secondary market;

•factors that affect the value and liquidity of our investment portfolios, particularly the values of securities available-for-sale, including any impairment or other charges in connection with declines in asset values or repositioning of securities held in our investment portfolio;
•factors that affect our liquidity and our ability to meet client demands for withdrawals from deposit accounts and undrawn lines of credit, including our cash on hand and the availability of funds from our own lines of credit;
•increased capital requirements for our continual growth or as imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•the expense and uncertain resolution of litigation matters whether occurring in the ordinary course of business or otherwise, particularly including but not limited to the effects of recent and ongoing developments in California labor and employment laws, regulations and court decisions;
•operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent; and
•our success in managing the risks involved in the foregoing factors.
In addition, this Annual Report on Form 10-K includes forward-looking statements regarding the plans, objectives and expectations in connection with the proposed merger of the Company with CVB Financial Corp. (“CVBF”). Such statements are subject to numerous assumptions, risks, estimates, uncertainties and other important factors that change over time and could cause actual results to differ materially from any results, performance, or events expressed or implied by such forward-looking statements. Although there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements or historical performance:

•difficulties and delays in integrating the Company’s business, key personnel and clients into CVBF’s business and operations, and achieving anticipated synergies, cost savings and other benefits from the transaction; higher than anticipated transaction costs;
•deposit attrition, operating costs, client loss and other business disruption following the merger, including difficulties in maintaining relationships with employees;
•supply and demand for commercial or residential real estate and periodic deterioration in real estate prices and/or values in California or other states where CVBF and the Company lend; a sharp or prolonged slowdown or decline in real estate construction, sales or leasing activities;
•CVBF’s or the Company’s ability to retain and increase market share, to retain and grow client and to control expenses; the costs or effects of mergers, acquisitions or dispositions CVBF may make, whether CVBF and the Company are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or CVBF’s ability to realize the contemplated financial or business benefits associated with any such mergers, acquisitions or dispositions;
•CVBF’s timely development and implementation of new banking products and services and the perceived overall value of these products and services by client and potential clients;
•CVBF’s or the Company’s relationships with and reliance upon outside vendors with respect to certain of CVBF’s or the Company’s key internal and external systems, applications and controls;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate Agreement and Plan of Reorganization and Merger to which CVBF and the Company are parties;
•changes in commercial or consumer spending, borrowing and savings patterns, preferences or behaviors;

•technological changes and the expanding use of technology in banking and financial services (including the adoption of mobile banking, funds transfer applications, electronic marketplaces for loans, blockchain technology, fintech, artificial intelligence, and other financial products, systems or services);
•changes in the financial performance and/or condition of CVBF’s or the Company’s borrowers or depositors;
•fluctuations in CVBF’s or the Company’s share price before closing, and the resulting impact on CVBF’s ability to raise capital or to make acquisitions, including as a result of the financial performance of the other party prior to closing, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies;
•CVBF’s ability to recruit and retain key executives, board members and other employees; the failure of CVBF or the Company to obtain regulatory or shareholder approvals, as applicable, or to satisfy any of the other conditions to the closing of the proposed merger on a timely basis or at all, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company after the closing of the proposed transaction or adversely affect the expected benefits of the proposed transaction; the dilution caused by the issuance of shares of CVBF’s common stock in the transaction;
•possible impairment charges to goodwill, including any impairment that may result from increased volatility in CVBF’s or the Company’s stock price;
•possible credit-related impairments or declines in the fair value of loans and securities held by CVBF or the Company;
•volatility in the credit and equity markets and its effect on the general economy, and local, regional, national and international economic and market conditions, political events and public health developments and the impact they may have on CVBF or the Company, their clients and their capital, deposits, assets and liabilities;
•CVBF’s or the Company’s ability to attract deposits and other sources of funding or liquidity;
•changes in general economic, political, or industry conditions, and in conditions impacting the banking industry specifically; catastrophic events or natural disasters, including earthquakes, drought, climate change or extreme weather events that may affect CVBF’s or the Company’s assets, communications or computer services, clients, employees or third-party vendors;
•public health crises and pandemics, and their effects on the economic and business environments in which CVBF and the Company operate;
•changes in the competitive environment among banks and other financial services and technology providers, and competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies;
•the strength of the United States economy and the strength of the local economies in which we conduct business; the effects of, and changes in, immigration, trade, tariff, monetary, and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•inflation/deflation, interest rate, market and monetary fluctuations;
•changes in interest rates that could significantly reduce net interest income and negatively affect asset yields and valuations and funding sources, including impacts on prepayment speeds;
•the impact of changes in financial services policies, laws, regulations, and ongoing or unanticipated regulatory or legal proceedings or outcomes, including those concerning banking, taxes, securities, and insurance, and the application thereof by regulatory agencies;
•the effectiveness of CVBF’s or the Company’s risk management framework, quantitative models and ability to manage the risks involved in regulatory, legal or policy changes; the risks associated with CVBF’s or the Company’s loan portfolios, including the risks of any geographic and industry concentrations;

•the impact of systemic or non-systemic failures, crisis or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
•cybersecurity threats and fraud and the costs of defending against them, including the costs of compliance with legislation or regulations to combat fraud and cybersecurity threats;
•the costs and effects of legal, compliance and regulatory actions, changes and developments, including the initiation and resolution of any legal proceedings relating to the proposed merger (including any securities, shareholder class actions, lender liability, bank operations, check or wire fraud, financial product or service, data privacy, health and safety, consumer or employee class action litigation);
•regulatory or other governmental inquiries or investigations, and/or the results of regulatory examinations or reviews;
•CVBF’s or the Company’s ongoing relations with various federal and state regulators, including, but not limited to, the SEC, Federal Reserve Board, FDIC, Office of the Comptroller of the Currency, and California DFPI;
•and other factors that may affect the future results of CVBF and the Company.
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

PART I
ITEM 1. BUSINESS
General
We are a bank holding company formed in 1997 as the sole shareholder of Heritage Bank of Commerce (“HBC” or the “Bank”), a California-chartered, FDIC-insured community-focused business bank headquartered in San Jose, California, since its formation in 1994. We provide a full line of banking services and products to business and individual clients, with a focus on small and medium-sized business and their owners, managers and employees. We have an extensive suite of online banking services, but our business is based largely on our network of sixteen full-service branches around the San Francisco Bay and Silicon Valley areas of coastal Central California, including locations in Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo and Santa Clara counties.
The year 2025 was a consequential time for the Company and we are proud of the way our team worked to deliver solid growth and results, driven by steady performance across the business, sustained client momentum and strong credit quality. The recently announced proposed merger with CVBF represents an exciting next step in the Company’s journey, building on the strength of our franchise and the consistent performance we delivered throughout 2025. As we work toward the completion of the transaction, we remain fully focused on executing our strategy and continuing to support our clients, colleagues, and communities. Among these critical steps, during 2025 we:

•Delivered meaningful balance‑sheet growth and expanded operating leverage through disciplined expense management.
•Continued our positive credit trends during 2025, with nonperforming assets and net charge-offs remaining low at December 31, 2025.
•Hired a new Chief Accounting Officer, Jeannie Tam, who brings more than 15 years of financial leadership experience in accounting operations, financial close, and finance transformation within financial services.
•Hired a new Chief Financial Officer, Seth Fonti, who brings more than two decades of financial and strategic leadership experience across global and domestic banking institutions.
•The Company successfully advanced its long-term succession strategy across the enterprise and the Board of Directors, highlighted by the planned elevation of the Vice Chair to Chair of the Board of Directors in May 2025 and the appointment of a new independent director in August 2025, ensuring both leadership continuity and refreshment.
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

Heritage Bank of Commerce
HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through sixteen full-service branch offices.
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
With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Alameda, Contra Costa, Marin, San Benito, San Francisco, San Mateo, and Santa Clara county region, the seven counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 506 offices that control a combined 69.58% of deposit market share based on June 30, 2025 FDIC market share data. HBC ranks fourteenth with 0.74% share of total deposits based on June 30, 2025 market share data. Larger institutions have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank clients. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For clients whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.
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
HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in June 1994. HBC operates through sixteen full-service branch offices. The locations of HBC’s current offices and the administrative office of CSNK Working Capital Finance Corp. d/b/a Bay View Funding (“Bay View Funding”) are:

San Jose:	Administrative Office	Oakland:	Branch Office
	Main Branch		1111 Broadway
	224 Airport Parkway		Suite 1650
	Suite 100		Oakland, CA 94607
San Jose, CA 95110

Danville:	Branch Office	Palo Alto:	Branch Office
	387 Diablo Road		325 Lytton Avenue
	Danville, CA 94526		Suite 100
Palo Alto, CA 94301

Fremont:	Branch Office	Pleasanton:	Branch Office
	3137 Stevenson Boulevard		300 Main Street
	Fremont, CA 94538		Pleasanton, CA 94566

Hollister:	Branch Office	San Francisco:	Branch Office
	351 Tres Pinos Road		120 Kearny Street
	Suite 102A		Suite 2300
	Hollister, CA 95023		San Francisco, CA 94108

Livermore:	Branch Office	San Mateo:	Branch Office
	1987 First Street		400 S. El Camino Real
	Livermore, CA 94550		Suite 150
San Mateo, CA 94402

Los Altos:	Branch Office	San Rafael:	Branch Office
	419 South San Antonio Road		999 5th Avenue
	Los Altos, CA 94022		Suite 100
San Rafael, CA 94901

Los Gatos:	Branch Office	Walnut Creek:	Branch Office
	15575 Los Gatos Boulevard		1990 N. California Boulevard
	Bldg. B		Suite 100
	Los Gatos, CA 95032		Walnut Creek, CA 94596

Morgan Hill:	Branch Office	Bay View Funding:	Administrative Office
	18625 Sutter Boulevard		224 Airport Parkway
	Suite 100		Suite 200
	Morgan Hill, CA 95037		San Jose, CA 95110

Redwood City:	Branch Office
2400 Broadway
Suite 100
Redwood City, CA 94063

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
The Culture We Are Building: Engagement
In 2025 we administered our first-ever employee engagement survey, with overall engagement measured at 70%. We believe our engagement initiative will continue to provide a strong foundation that correlates our client-facing net promoter scores to overall business success. We will focus on correlating employee and client engagement, and we are optimistic that this evolution will continue to foster our team members’ interests and capabilities in serving our clients.

Management continued to provide development opportunities as evidenced in the roll out of a foundational coaching series. This workshop grounded leaders in effective coaching context and practices, serving as the entry point for related future management development learning experiences. Additionally, this content was harmonized with sales coaching training underway in our commercial bank.

In 2025, our Core Values focus continued:
Continuing in our core value of serving with purpose and passion, our Heritage Hearts Committee continued with a mission to source nonprofit volunteer and board opportunities for Company team members across the Bay Area. In 2025, we contributed more than 2,175 hours to strengthen our relationship with local nonprofit organizations. More than 50 team members serve on over 60 boards. Our broad outreach efforts cover a variety of focus areas like economic development, education, financial literacy, health and human services, housing and homelessness, small business and entrepreneurship support, animal services, environmental, arts and culture.

We continued to expand on existing communication efforts such as our anonymous “Ask CEO” portal with our Chief Executive Officer providing answers and updates during regularly scheduled all-hands meetings throughout the year. In 2025, we continued our CEO welcome luncheon so all new team members can establish a direct connection to the CEO. We also encourage team members to submit suggestions through our “Big Idea” electronic portal. Furthermore, multiple executives facilitate periodic cross-functional focus groups to gather input on our strengths and areas where we can further improve.

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

In 2025, aside from the coaching series mentioned earlier, we enhanced our succession planning efforts to identify those roles most critical to achieving our strategy. Once those roles were identified we then ensured employees in those roles had customized development plans in place. While a new approach for us—it nonetheless strengthened our overall market positioning. Moreover, we shared our results with our Board to highlight our progress made in this important initiative.

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

Health, Safety and Wellbeing
Our team members are our most valuable resource, and their safety, health, and wellbeing are key to our Company’s success. We support the wellness of all colleagues through various programs, including Employee Assistance Program (“EAP”), health seminars, education programs and health club memberships. All team members are eligible to take advantage of our EAP programs which offer counseling services, family support, help on financial and legal issues, and mental health support. In 2025, we continued offering employee assistance program (EAP) private counseling sessions, monthly fitness stipend for all team members and hosted in-person and virtual meditation sessions to promote the importance of self-care.

Supervision and Regulation
General
Like all depositary institutions, both Heritage Commerce Corp and Heritage Bank of Commerce, as well as their operating subsidiaries and affiliates, are regulated extensively under federal and state law. The effects of these laws and regulations affect our ability to make management decisions and to conduct our operations, and over recent years the volume, scope and complexity of these regulations have expanded substantially. The combined application of these laws and regulations applies to virtually every aspect of our business, and to a substantial degree affects our relationships with clients, vendors, and affiliates as well. Further, the cost of complying with these laws and regulations, and the potential penalties, liabilities or other consequences of failure to comply, has risen dramatically in recent years.
With respect to the Company, we are regulated and examined by the California Department of Financial Protection and Innovation (“DFPI”), and the Federal Reserve Bank of San Francisco. Heritage Bank of Commerce files reports with and is examined by the Federal Reserve Bank of San Francisco, the FDIC, the DFPI, and the Consumer Financial Protection Bureau (“CFPB”). In addition to banking and financial institutions laws and regulations, we are subject to a broad swath of other regulatory frameworks applicable to public companies generally, including federal and state tax laws, accounting rules developed by the Financial Accounting Standards Board (“FASB”), and federal and state securities laws. These statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including HBC. This section offers a brief summary of the most significant aspects of applicable banking laws and regulations, but the implications and effects of these laws and regulations upon our business is far too extensive to be described completely, and readers should refer to the section of this Report entitled “Item 1A, Risk Factors,” for certain effects of these laws and regulations that may have a particular effect on our assets, results of operations and financial condition. We have not attempted to summarize laws of general applicability, such as corporate, tax, securities and accounting regulations, or other laws, such as employment laws, that may also have a material impact upon our business.
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
Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. As of December 31, 2025, HBC was eligible to accept brokered deposits without limitations.
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
Deposit Insurance. Deposit accounts at HBC are insured through the Deposit Insurance Fund (“DIF”) administered by the FDIC. The amount of federal deposit insurance coverage is $250,000 per depositor, for each account ownership category at each depository institution. The $250,000 amount is subject to periodic adjustments. In order to maintain the DIF, insured depository institutions are assessed insurance premiums based on an insured institution’s average consolidated total assets less its average tangible equity capital.
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
Dividend Payments. Heritage Commerce Corp has paid a quarterly dividend to our shareholders every quarter since 2013. The primary source of funds for HCC is dividends from HBC. Under the California Financial Code, HBC is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or HBC’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of HBC; or (b) the net income of HBC for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of HBC; (b) the net income of HBC for its last fiscal year; or (c) the net income for HBC for its current fiscal year; and (iii) with the prior approval of the DFPI and HBC’s shareholders (i.e., HCC) in connection with a reduction of its contributed capital. Unless the Federal Reserve approves, HBC is not permitted to pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds its net income during the current calendar year and the retained net income of the prior two calendar years. Federal Reserve and shareholder approval is also required for HBC to pay a dividend that (i) would exceed its undivided profits or (ii) would result in a withdrawal of permanent capital.

Risk Management. Bank regulatory agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, and legal risk. HBC is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
Concentrations in Commercial Real Estate. Concentration risk exists when a financial institution deploys too many assets to a specific industry or segment of the economy with the potential to produce losses large enough to threaten the financial institution’s health. Concentration stemming from CRE is one area of regulatory concern. Regulatory guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. As of December 31, 2025, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 319% of HBC total risk-based capital, as compared to 311% as of December 31, 2024. If the regulatory agencies become concerned about our CRE loan concentrations, they could limit our ability to grow by restricting approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.
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
Summary of Risk Factors
Risks Related to the Merger
•Termination of the merger agreement could negatively impact us
•Market value of the merger consideration may fluctuate
•The merger may be more difficult, costly or time consuming than expected to realize and the combined company may fail to realize the anticipated benefits of the merger
•The combined company may be unable to retain key personnel after completion of the merger
•Required regulatory approvals may not be obtained in a timely manner
•Announcement of the merger could disrupt our business relationships
•Our shareholders will have a reduced ownership and voting interest in the combined company

•We may incur costs or other negative impacts as a result of shareholder litigation

Risks Related to Our Operations
•Interruptions, cyberattacks, fraud and other security breaches
•Difficulties from our third-party providers
•Failure to attract and retain well-qualified directors, management and other skilled professionals
•The soundness of other financial institutions
•Failure of our risk management framework
•Team member misconduct
•Inaccurate information provided to us by clients or counterparties
•Environmental, social and governance practices
•Severe weather, natural disasters, pandemics, acts of war or terrorism, social unrest and other external events
Risks Related to Our Business
•Geographic concentration in the Greater San Francisco Bay Area
•Failure to maintain a favorable reputation with our clients and communities
Risks Related to Our Loans
•Negative changes affecting real estate values and liquidity
•Risks involved with land and construction development loans
•Increased scrutiny by regulators of commercial real estate concentrations
•Unreliability of loan appraisals used in real property loan decisions
•Commercial loans are more sensitive to the borrower’s successful operations or property development
•Small and medium business loans are subject to greater risks from adverse business developments
Risks Related to Our SBA Loan Program
•Dependence on U.S. federal government SBA loan program
•Recognition of gains on sale of loans and servicing asset valuations reflect certain assumptions we use
Risks Related to Our Credit Quality
•Managing credit risk
•The allowance for credit losses on loans may be insufficient
•Nonperforming assets can affect our financial results and require management time to resolve
•Exposure to environmental liabilities on foreclosed real estate collateral
Risks Related to our Growth Strategy
•Risks associated with acquisitions, including availability of suitable targets and integration risks
•Impairment of the goodwill recorded from an acquisition
•Managing our franchise growth strategy
•Managing risks of adding new lines of business and new products
Risks Related to Our Financial Strength and Liquidity
•Actual or perceived reduction in our financial strength
•Increased challenges in credit markets
•Fluctuations in interest rates may reduce net income and impact our business
•Failure to maintain effective internal controls over financial reporting
•Significant deferred tax assets may not be fully realized
•Unrealized losses on our securities portfolio, particularly from the impact of increased interest rates on our securities available-for-sale portfolio
•Adverse changes in credit ratings
•Liquidity risks, particularly from limited access to lines of credit, deposits, and other traditional forms of funding
Risks Related to Our Capital
•More stringent capital requirements

Risks Related to Our Legal and Regulatory Environment
•Complexity and scope of regulatory oversight and the costs of managing compliance with applicable laws and regulations
•Changes in accounting standards
•Risks of uninsured liabilities and reputational harm in the event of regulatory sanctions or litigation.
•Inaccurate or inadequate estimates regarding expected losses from litigation
•Costs and effects of litigation, investigations or similar matters
•Costs and risks associated with potential data breaches and associated litigation or regulatory actions

Risks from Competition
•Competition for client deposits and other business
•Rapid technological developments in the financial services industry
Risks Related to Our Common Stock
•Investment in our common stock is not an insured deposit
•Dilution affect resulting from the issuance of common stock consideration for acquisitions
•Limited trading volume
•Volatile trading price of our common stock
•Dividends may change without notice and payment thereof is subject to restrictions
•Limitations on director liability for monetary damages for failure to exercise their fiduciary duty
•Issuance of preferred stock which may have rights and preferences over our common stock
•Holders of our debt obligations may have rights and preferences over holders of our common stock
•Our charter documents and California law may have an anti-takeover effect limiting changes of control
Risks Relating to the Merger

Termination of the merger agreement could negatively affect us.

If the merger is not completed for any reason, including as a result of our shareholders failing to approve our merger proposal or CVBF shareholders failing to approve the CVBF merger proposal, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our clients and employees. For example, our business may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of approximately $32.5 million to the other party.

Additionally, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, including legal, accounting and financial advisory costs, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, we would have to pay these expenses without realizing the expected benefits of the merger.

Because the market price of CVBF common stock may fluctuate, holders of our common stock cannot be certain of the market value of the merger consideration they will receive.

In the merger, each share of our common stock issued and outstanding immediately prior to the effective time of the merger will be converted into 0.65 shares of CVBF common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either CVBF common stock or our common stock. Changes in the price of CVBF common stock between now and the time of the merger will affect the value that holders of our common stock will receive in the merger. Neither CVBF nor we are permitted to terminate the merger agreement solely as a result of any increase or decrease in the market price of CVBF common stock or our common stock. For more information regarding the merger, the merger agreement, the bank merger and the bank merger agreement, please refer to the Current Report on Form 8-K that we filed with the United States Securities and Exchange Commission on December 23, 2025.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in CVBF’s and/or our businesses, operations and prospects, the performance of peer companies and other financial companies, volatility in the prices of securities in global financial markets, including market prices of us, CVBF, and other banking companies, the effects of proposed or imposed tariffs by the U.S. government and retaliatory tariffs proposed or imposed by U.S. trading partners and the risk of any recession or slowdown in economic growth, particularly in the western United States, inflation and interest rates, and regulatory considerations and tax laws, many of which are beyond CVBF’s and our control.

Combining us and CVBF may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of us and CVBF. To realize the anticipated benefits and cost savings from the merger, we and CVBF must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If we and CVBF are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.

We and CVBF have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ respective abilities to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the merger on the combined company.

The combined company may be unable to retain our or CVBF’s legacy personnel successfully after the completion of the merger.

The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by us. It is possible that these employees may decide not to remain with us or CVBF, as applicable, while the merger is pending or with the combined company after the completion of the merger. If we or CVBF are unable to retain key employees, including management, who are critical to the successful integration and future operations of the combined company following the merger, we and CVBF could face disruptions in our operations, loss of existing clients, loss of loans and/or deposits, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the completion of the merger, if key employees terminate their employment, the combined company’s business activities following the merger may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business following the merger to suffer. We and CVBF also may not be able to locate or retain suitable replacements for key employees.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on CVBF following the merger.

Before the merger with CVBF and the subsequent merger of Citizens Business Bank and the Bank (the “bank merger”) may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the OCC and other regulatory authorities without the imposition of any materially burdensome regulatory condition. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing; governmental, political, community or supervisory inquiries or opposition; or changes in legislation, regulatory policy or the political environment, including changes in the leadership of regulatory agencies.

Any approvals that are granted may impose terms, conditions, limitations, obligations or costs, or place restrictions on the conduct of the surviving corporation’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions, or that any such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of the merger, imposing additional material costs on or materially limiting the revenues of the surviving corporation following the merger, or otherwise reducing the anticipated benefits of the merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the merger. Completion of the merger is also conditioned on the absence of certain orders, injunctions or decrees by any governmental entity that would prohibit or make illegal the completion of the merger.

Although we and CVBF have agreed to use our commercially reasonable efforts to obtain the required regulatory approvals, neither we nor CVBF are required under the merger agreement to agree to any condition or restriction that would reasonably be expected to result in a materially burdensome regulatory condition.

The announcement of the proposed merger could disrupt our relationships with our employees, clients, suppliers, business partners and others, as well as their operating results and business generally.

Whether or not the merger is ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the merger on our business include the following:

•our employees may experience uncertainty about their future roles, which might adversely affect the ability of us or the Bank to retain and hire key personnel and other employees;
•clients, suppliers, business partners and other parties with which we and our subsidiaries maintain business relationships may experience uncertainty about their future and seek alternative relationships with third parties, seek to alter their business relationships with us or our subsidiaries or fail to extend existing relationships with us or our subsidiaries; and
•we have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed merger.
If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact our results of operations and financial condition.
Holders of our common stock will have a reduced ownership and voting interest in CVBF after the merger and will exercise less influence over management.

Our shareholders currently have the right to vote in the election of the board of directors and on other matters affecting us. When the merger is completed, each holder of our common stock who receives shares of CVBF common stock will become a CVBF shareholder, with a percentage ownership of CVBF that is smaller than the holder’s percentage ownership of us. Based on the number of shares of CVBF and our common stock outstanding as of the close of business on the respective record dates, and based on the number of shares of CVBF common stock expected to be issued in the merger, the former holders of our common stock, as a group, are estimated to own approximately twenty-three percent (23%) of the fully diluted shares of CVBF immediately after the merger. Because of this, our shareholders may have less influence on the management and policies of CVBF than they now have on our management and policies.

Litigation related to the merger has been filed against us, and additional litigation may be filed against us, which could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact our business and operations.

Litigation related to the merger has been filed against us, CVBF and our board of directors, and it is possible that additional litigation related to the merger may be filed against us and/or our board of directors in the future. Among other remedies, litigation that has been filed seeks, and additional litigation in the future could seek, to enjoin the merger. If any plaintiff were successful in obtaining an injunction prohibiting us from completing the merger, then such injunction may delay or prevent the consummation of the merger and could result in significant costs to us. We may incur costs in connection with the defense or settlement of any such litigation. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the merger.

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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about the financial soundness of one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions, as well as impact the trading prices of our common stock. These losses or defaults could have a material adverse effect on our business, financial condition and results of operations.
Several high-profile bank failures within recent years, including two of our regional participants, have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted client confidence in the safety and soundness in the financial services industry. We cannot offer assurances that the risks underlying negative publicity and public opinion have ameliorated or that adverse media stories, other bank failures, or geopolitical and market conditions will not exacerbate or continue these conditions. Partly as a result of these conditions, some community and regional bank depositors have chosen to place their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, all of which have unfavorably affected, and may continue to materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital, and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. Further, any current or future measures announced by the Department of the Treasury, the Federal Reserve, and the Federal Deposit Insurance Corporation (“FDIC”) intended to reassure depositors of the availability of their deposits may not be successful in restoring client confidence in the banking system.

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
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss. If our risk management framework is not effective, or if the underlying data used in our risk management framework is inaccurate or insufficient, we could suffer unexpected losses and our business, financial condition and results of operations could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.
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
Diverging and evolving expectations from clients, regulators, investors, and other stakeholders about environmental, social and governance practices may subject us to new or conflicting legal and regulatory requirements and stakeholder expectations, impose additional costs on us, or expose us to new or additional risks.

In recent years, clients, regulators, investors, and other stakeholders have more heavily scrutinized public companies’ environmental, social and governance (“ESG”) practices and the related disclosures. For example, certain states, such as California, have enacted or proposed laws addressing climate change and other sustainability issues, including greenhouse gas emissions data and climate-related financial risk disclosure requirements. On the other hand, certain states have enacted or proposed laws or regulations or taken other actions to prohibit the consideration of environmental and social factors in state investments and contracting. In addition, in August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. These, as well as other laws, regulations, guidance and expectations, may subject us to additional or conflicting requirements, may necessitate adjustments to our business practices, and may result in increased compliance costs. In addition, increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Moreover, as a result of the diverging viewpoints among stakeholders on these issues, we face increased risk that our actual or perceived actions or inactions may be viewed negatively by certain stakeholders, which could result in harm to our business. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our brand, ability to do business with certain partners, access to capital, and our stock price.

Severe weather, natural disasters, pandemics, acts of war or terrorism, social unrest and other external events could significantly impact our operations.
Severe weather, natural disasters (including fires, earthquakes, and floods), wide spread disease or pandemics, such as the COVID-19 pandemic, acts of war or terrorism, social unrest and other adverse external events have had in the past and could have in the future a significant impact on our ability to conduct business and create significant volatility and disruption in global and U.S. economies. Such events could affect the financial markets, reduce access to liquidity, impair our client’s financial condition, affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The majority of our branches are located in the San Jose, San Francisco, Oakland areas, which in the past have experienced both severe earthquakes and wildfires. Further, other areas of California, particularly including the Los Angeles Basin, have recently experienced extensive losses and business interruptions as a result of a well-publicized series of wildfires, and these and other areas that affect our markets, our clients, and the collateral securing our loans present significant risk to our operations and our assets. We do not carry earthquake insurance on our properties, and we do not require clients to carry such insurance on the real property that secures our mortgage and commercial real estate loans. Fire insurance, which we do carry on our properties and which we require our clients to carry, may prove inadequate to insure fully against potential losses. Accordingly, earthquakes, wildfires or other natural disasters could severely disrupt our or our clients' operations. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage to and/or lack of access to our banking and operation facilities. Although management has established disaster recovery policies and procedures, there is no guarantee that such policies and procedures will be successful, and the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
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
We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, team member misconduct, cybersecurity failures or disruptions, failure to deliver minimum standards of service or quality, compliance deficiencies, and fraudulent activities of our clients or third parties. Negative publicity regarding our industry, business, team members, or clients, with or without merit, may result in the loss of clients, investors and team members, costly litigation, a decline in revenues and increased governmental regulation and have a material adverse effect on business, financial condition and results of operations.
Risks Related to Our Loans
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes affecting real estate values and liquidity could impair the value of collateral securing our loans and result in loan and other losses.
Real estate lending (including commercial, land development and construction, home equity, multifamily, and residential mortgage loans) is a large portion of our loan portfolio. At December 31, 2025, approximately $3.1 billion, or 85% of our loan portfolio, was comprised of loans with real estate as a primary or secondary component of collateral. Included in CRE loans were owner occupied loans of $623.3 million, or 17% of total loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, fluctuations in vacancy rates, changes in tax laws and other governmental statutes, regulations and policies, access to insurance coverage, and acts of nature, such as wildfires, earthquakes and other natural disasters or adverse events. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which would adversely affect profitability. Such declines and losses would have a material adverse effect on our business, financial condition, and results of operations.
Our land and construction development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.
At December 31, 2025, land and construction loans, (including land acquisition and development loans) totaled $133.6 million or 4% of our portfolio. Of these loans, 17% were comprised of owner occupied and 83% non-owner occupied land and construction loans. These loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of project construction. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.
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
At December 31, 2025, commercial loans totaled $550.4 million or 15% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables). Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment and may incorporate a personal guarantee. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Thus, HBC’s borrowers and their guarantors could be adversely impacted by a downturn in these sectors of the economy which could further impact the borrower’s ability to repay their loans. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.
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
At December 31, 2025, SBA loans totaled $25.8 million, which are included in the commercial loan portfolio. SBA loans held-for-sale totaled $1.3 million at December 31, 2025. Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our clients to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could have a material adverse effect on our business, financial condition and results of operations.
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
We expect that gains on the sale of U.S. government guaranteed loans will contribute to noninterest income. The gains on such sales recognized for the year ended December 31, 2025 was $215,000. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, financial condition and results of operations.
We originated $35.7 million of SBA loans for the year ended December 31, 2025. We sold $2.9 million of the guaranteed portion of our SBA loans for the year ended December 31, 2025. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2025, we held $27.0 million of SBA loans (including loans held-for-sale) on our balance sheet, $15.4 million of which consisted of the non-guaranteed portion of SBA loans, and $11.6 million of which consisted of the guaranteed portion of SBA loans. At December 31, 2025, $1.3 million, or 4.90%, consisted of the guaranteed portion of SBA loans which we intend to sell in 2026. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans and make up a substantial majority of our remaining SBA loans.
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
We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance, which reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses was $50.0 million, or 1.37% expressed as a percentage of loans, at December 31, 2025. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a provision for credit losses on loans of $1.8 million for the year ended December 31, 2025. The processes we use to estimate the allowance for credit losses on loans and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models which takes into account known risks, composition and growth of the loan portfolio and economic forecasts. These models may not be accurate, particularly in times of market stress, unforeseen circumstances or due to flaws in input data or the model’s design or implementation. If the models we use for interest rate risk and asset-liability management are inadequate, or the underlying data or assumptions used in such models are inaccurate or insufficient, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining the allowance for credit losses on loans are inadequate, or the underlying data or assumptions used in such models are inaccurate or insufficient, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, or the underlying data or assumptions used in such models are inaccurate or insufficient, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2025, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest) totaled $2.8 million, or 0.08% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) also totaled $2.8 million, or 0.05% of total assets.
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
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. At December 31, 2025, our acquisition-related goodwill as reflected on our balance sheet was $167.6 million. Management assesses whether it is necessary to perform a quantitative impairment test of goodwill on a quarterly basis. In addition, the Company hires a third-party vendor to test goodwill for impairment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount (book value) of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
We must effectively manage our franchise growth strategy.
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
Changing interest rates, economic conditions and tariff policies, immigration policies, and the effects on our current and future borrowers have adversely affected, and in the future may adversely affect, our loan portfolio and may result in losses or increasing provision expense.
With the succession of a new Presidential administration in January 2025, the United States has experienced a substantial shift in federal policies that may have an adverse impact on our borrowers and, accordingly, on the performance of our loan portfolio. These shifts, many of which are ongoing and are subject to extensive litigation and uncertainties as to timing and effect, pose risks to a wide variety of business and individual clients. The application of tariffs announced by the federal government have had a pronounced effect on our business clients, particularly those dependent on exports and imports, and also have implications for general economic conditions that are affected by employment and interest rates.
These events also appear to have created uncertainty in both the equity capital markets and in the interest rate environment. Although the Federal Reserve System (commonly referred to as “the Fed”) has recently made modest incremental reductions in benchmark interest rates, the current interest rate environment remains elevated from those of the recent past, and future interest rates remain uncertain. Interest rates affect both our ability to reprice variable-rate loans and to originate new fixed-rate loans, and in times of significant uncertainty about interest rates, such as the present, clients and prospective investors often reduce their borrowing levels, which tends to have a deflating effect on our outstanding loan balances and thus on our interest income.
During the third and fourth quarters of 2024, the Federal Reserve Open Markets Committee cut benchmark interest rates three times and for the first time since 2020. Although the Fed has indicated after its meetings in January and March, 2025, that economic conditions appeared to have stabilized, the committee held benchmark rates instead, and, as a result, we are unable to predict changes in future interest rates. Further, even if adjustments are made, the effect on overall markets remains uncertain, and reflect in part a perceived increase in risks of political instability associated with the new presidential administration and subsequent governmental and economic reactions. If rates resume increasing, or if they continue to remain at relatively elevated levels for prolonged periods, our borrowers may experience increasing difficulty in repaying their loans. Further, borrowers may defer additional borrowing decisions pending the resolution of both the political uncertainties and the potential for further market adjustments in response to those matters and to general economic conditions.
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
Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2025, we had a net deferred tax asset of $29.7 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.
Fluctuations in market interest rates may have a material effect on the value of the Company’s securities portfolio.
As of December 31, 2025, the fair value of our securities portfolio was approximately $1.1 billion, of which approximately $593.0 million were categorized as available-for-sale. Fixed-rate investment securities, such as bonds, treasuries and mortgage-backed securities, generally decline in value when interest rates rise above the rates applicable to such securities. Correspondingly, declining interest rates tend to increase the value of fixed-rate securities issued in times of relatively higher rates, but those declines also affect our net interest income because they force us to pay above-market rates on certificates of deposit and other longer-term obligations, and clients tend to exit those investments less frequently under those conditions because their earning capacity in other investments is relatively less attractive.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities, and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our client deposits. If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs. The composition of our deposit base, and particularly the extent to which our deposits are not federally insured, may present a heightened risk of withdrawal. Such deposit balances can decrease during periods of economic uncertainty or when clients perceive alternative investments are providing a better risk/return tradeoff. Our measures to mitigate these risks, including correspondent deposit relationships, may not be completely effective in retaining and reassuring clients about their deposits and may increase the costs of maintaining or growing those deposits resulting in higher funding costs. Further, significant economic fluctuations, or clients’ expectations about such events (whether or not those expectations materialize) may exacerbate depositors’ sensitivity to the availability of cash to fund immediate withdrawals. If clients move money out of bank deposits and into other investments, we could face a material decrease in the volume of our deposits and lose a relatively low cost source of funds, thereby increasing our funding costs and reducing net interest income and net income. We could have to raise interest rates to retain deposits or seek alternative, more costly sources of funding, thereby increasing our funding costs and reducing net interest income and net income.
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
Our operations are subject to extensive regulation by federal, state and local governmental authorities, including the FDIC, the Federal Reserve and the California Department of Financial Protection and Innovation, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Further, California law permits certain categories of plaintiffs, particularly current and former employees or clients, to assert private rights of action under California’s Private Attorney General Act, or PAGA, even if government authorities do not make such claims. Many of the applicable laws are complex, especially those governing fair lending, predatory or unfair or deceptive practices, and other consumer-focused practices, as well as labor and employment matters. Similarly, these laws and regulations have expanded substantially in terms of scope and complexity in recent years, and this expansion can be expected to continue. The complexity of those rules creates additional potential liability for us because noncompliance could result in significant regulatory action, including restrictions on operations and fines, and could lead to class action lawsuits from shareholders, consumers and employees. In addition, various states, particularly California, where substantially all our operations and banking activities take place, have their own laws and regulations governing a wide area of our business that may differ significantly from federal laws and regulations or from the laws or regulations of other states. These state-specific regulations include heightened data privacy, labor and employment law and consumer protection regulations, and the cost of complying with state rules that differ from federal rules can significantly increase compliance costs. Further, in certain instances, such as lending and deposit activities that involve clients or assets located in other states, we may be subject to the laws of those jurisdictions, which may vary from, or in limited circumstances may be in conflict with, California law.

Our consumer business, including our mortgage and other consumer lending and non-lending businesses, is also governed by policies enacted or regulations adopted by the Consumer Financial Protection Bureau, or CFPB, which under the Dodd-Frank Act has broad rulemaking authority over consumer financial products and services. Our regulators, including the FDIC, use interpretations from the CFPB and relevant statutory citations in certain parts of their assessments of our regulatory compliance, including the Real Estate Settlement Procedures Act, the Final Integrated Disclosure Rule, known as TRID, and the Home Mortgage Disclosure Act, adding to the complexity of our regulatory requirements, increasing our data collection requirements and increasing our costs of compliance. The laws, rules and regulations to which we are subject evolve and change frequently, including changes that come from judicial or administrative agency interpretations of laws and regulations outside of the legislative process that may be more difficult to anticipate, and changes to our regulatory environment are often driven by shifts of political power in the federal government. In addition, we are subject to various examinations by our regulators during the course of the year. Regulatory authorities who conduct these examinations have extensive discretion in their interpretation of various laws and regulations and in their supervisory and enforcement activities, including the authority to restrict our operations and certain corporate actions. Administrative and judicial interpretations of the rules that apply to our business may change the way such rules are applied, which also increases our compliance risk if the interpretation differs from our understanding or prior practice. Moreover, an increasing amount of the regulatory authority that pertains to financial institutions is in the form of informal “guidance” such as handbooks, guidelines, examination manuals, field interpretations by regulators or similar provisions that could affect our business or require changes in our practices in the future even if they are not formally adopted as laws or regulations. Any such changes could adversely affect our cost of doing business and our profitability and may create operational and legal risks that are difficult to anticipate or to mitigate.

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
We are from time to time subject to legal claims or regulatory actions related to our operations. These matters may include supervisory or enforcement actions by our regulators, criminal proceedings by prosecutorial authorities, or claims by clients or by current or former employees. Civil claims may be asserted as class, collective and representative actions, as well as certain claims that may be asserted under PAGA. We also may be subject to environmental lawsuits or enforcement actions arising in connection with property that we may acquire and hold following a foreclosure action in the course of our business. Such actions can pose substantial management distraction and could involve large monetary claims, including civil money penalties or fines imposed by government authorities and significant defense costs.

To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil monetary penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by clients, employees or former employees, whether under state or federal labor and employment laws or regulations. In addition, such insurance coverage may not continue to be available to us at a reasonable cost or at all. Further, in some cases carriers may deny or contest coverage for claims that we expect to be fully or partially insured. As a result of any or a combination of these factors, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, financial condition, results of operations and capital position. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and/or could have a material adverse impact on our business, prospects, financial condition, results of operations and capital position.

We make estimates from time to time regarding expected losses from litigation, and those estimates may prove inaccurate or inadequate.
Our financial statements reflect management’s estimates of costs that may be incurred in various litigation matters. Generally speaking, we expense our litigation costs, such as attorney fees, as they are incurred. We also record an expense to establish and maintain a reserve for contingent losses based upon a determination that a liability is probable that a loss will be incurred and when the amount of the loss is reasonably estimable. As with all accounting estimates, loss contingencies estimates reflect judgments as to the potential value of currently known exposures, and they are subject to change based upon developing facts and circumstances. Accordingly, we may adjust estimates to reflect our current expectations based on information that is subject to change, and these estimates may prove inadequate. If we incur a loss that exceeds the amount of an established reserve, or if our estimates are insufficient to reflect the actual amount of a loss, we will record an expense to reflect the incurrence of that loss to the extent it exceeds then-existing reserves, if any. Losses that are larger than estimated, or that were not predicted or anticipated by management, may therefore have a material adverse impact on our business, financial condition or results of operations.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial condition and results of operations.
We are and will continue to be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Any claims and lawsuits, and the disposition of such claims and lawsuits, whether through settlement, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our business plan, and lead to attempts on the part of other parties to pursue similar claims. Any claims asserted against us, regardless of merit or eventual outcome may harm our reputation. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil monetary penalties, punitive damages or fines imposed by government authorities and may not cover all other claims that might be brought against us, including certain wage and hour class, collective and representative actions brought by clients, team members or former team members. In addition, such insurance coverage may not continue to be available to us at a reasonable cost or at all. As a result, we may be exposed to substantial uninsured liabilities. Substantial legal liability or significant regulatory action against us could cause significant reputational harm to us and could have a material adverse impact on our business, financial condition, and results of operations.

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
The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” contained in this report. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock, some of which are out of our control. Among the factors that could affect our stock price are:
•changes in business and economic condition;
•actual or anticipated quarterly fluctuations in our operating results and financial condition;

•actual occurrence of one or more of the risk factors outlined above;
•recommendations by securities analysts or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•speculation in the press or investment community generally or relating to our reputation, our operations, our market area, our competitors or the financial services industry in general;
•strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
•actions by institutional investors;
•fluctuations in the stock price and operating results of our competitors;
•future sales of our equity, equity related or debt securities;
•proposed or adopted regulatory changes or developments;
•anticipated or pending investigations, proceedings, or litigation that involve or affect us;
•the level and extent to which we do or are allowed to pay dividends;
•trading activities in our common stock, including short selling;
•deletion from well-known index or indices;
•domestic and international economic factors unrelated to our performance; and
•general market conditions and, in particular, developments related to market conditions for the financial services industry.
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
In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2025, we had $40.0 million principal amount of subordinated notes outstanding due May 15, 2032. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.
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
Risks from Cybersecurity Incidents
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
Management’s Role in Managing Risk
The Chief Information Security Officer plays a pivotal role in informing the Audit Committee on cybersecurity risks. He reports quarterly to the Audit Committee on a range of topics, including:
•Current cybersecurity landscape and risks;
•Status of ongoing cybersecurity incidents, threats and strategies;
•Cybersecurity incident reporting and post-incident reviews; and
•Compliance with regulatory requirements and evolving industry trends.
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
Risks of Cybersecurity Threats and Incidents
The Company monitors cybersecurity events using multiple methods. The Company’s 24/7 Security Operations Center (“SOC”) has the ability to detect and respond to threats in real time and is authorized to shut threats down before they can harm the organization. Additionally, the SOC periodically performs pro-active “threat hunts,” searching for potential indicators of compromise and bad actors on our network. Endpoint and network detection tools alert IT staff of security events that warrant further analysis. The Chief Information Security Officer is kept abreast of all active investigations. If an incident is identified, we attempt to contain the threat immediately, such as if systems could be taken offline to stop the spread of an attack. Eradication of an attacker’s artifacts, such as user accounts and malicious code, would then be performed. The Company maintains Business Continuity and Disaster Recovery plans, processes, and technology to restore systems affected by a cybersecurity incident. The Chief Information Security Officer may determine that an incident has the potential to be materially relevant and would escalate that determination to the Cybersecurity Incident Disclosure Team comprised of the senior leaders, including the Chief Executive Officer, Chief Risk Officer, Chief Information Officer, Chief Financial Officer, General Counsel and other leaders and advisors to the Company. In addition, we maintain insurance that we believe is customary against certain insurable cybersecurity risks. However, certain aspects of cybersecurity risks are not insurable, and the availability, extent, and cost of coverage may limit our recourse to these sources of risk mitigation.
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
ITEM 2. PROPERTIES
The main and executive offices of Heritage Commerce Corp and Heritage Bank of Commerce are located at 224 Airport Parkway in San Jose, California 95110, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 3137 Stevenson Boulevard in Fremont, California 94538, at 387 Diablo Road in Danville, California 94526, at 300 Main Street in Pleasanton, California 94566, at 1990 N. California Boulevard in Walnut Creek, California 94596, at 1987 First Street in Livermore, California 94550, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 351 Tres Pinos Road in Hollister, California 95023, at 419 S. San Antonio Road in Los Altos, California 94022, at 325 Lytton Avenue in Palo Alto, California 94301, at 400 S. El Camino Real in San Mateo, California, 94402, at 2400 Broadway in Redwood City, California 94063, at 120 Kearny Street in San Francisco, California 94108, at 999 5th Avenue in San Rafael, California 94901 and at 1111 Broadway in Oakland, California 94607. Bay View Funding’s administrative offices are located at 224 Airport Parkway, San Jose, California 95110.
Main Offices
The main office of HBC, the San Jose branch office of HBC and the Bay View Funding administrative office are located at 224 Airport Parkway in San Jose, consisting of approximately 60,278 square feet in a six story Class A type office building, which are subject to a direct lease dated June 27, 2019, as amended, which expires on July 31, 2030. The current monthly rent payment is $251,443, subject to 3% annual increases. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Branch Offices
In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one story commercial office building, including the land, located at 387 Diablo Road in Danville, California.
In October of 2025, the Company amended its lease for approximately 4,096 square feet in a one story stand alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $24,448, subject to 3% annual increases, until the lease expires on April 30, 2031. The Company has reserved the right to extend the term of the lease for one additional period of five years.
In October of 2019, as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 7,029 square feet on the first floor in a multi-tenant office building located at 1990 N. California Boulevard in Walnut Creek, California. The current monthly rent payment is $32,474, subject to annual increases of 3%, until the lease expires December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In October of 2019, also as part of the acquisition of Presidio Bank, the Company assumed a lease for approximately 3,063 square feet on the first floor in a multi-tenant office building located at 400 S. Camino Real in San Mateo, California, with a lease expiration date of October 31,2024. In January 2020, The Company amended the lease expiration date to October 31, 2030, and executed a new lease for additional space on the tenth floor for approximately 5,023 square feet. The current monthly rent payment for the combined space of approximately 8,086 square feet is $67,922, subject to annual increases of 3%, until the lease expires October 31, 2030. The Company has reserved the right to extend the lease for two additional periods of five years.

In April of 2025, the Company amended and extended its lease for approximately 6,233 square feet on the twenty third floor in a multi-tenant office building located at 120 Kearny Street in San Francisco, California. The current monthly rent payment is $41,034, subject to annual increases of 3%, until the lease expires on August 31, 2031.

In May of 2021, the Company extended its lease for approximately 4,716 square feet in a one-story multi tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $6,380, subject to annual increases of 2%, until the lease expires on October 31, 2026. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In December of 2021, the Company entered into a new lease agreement for approximately 4,099 square feet on the sixteenth floor in a multi-tenant office building located at 1111 Broadway in Oakland, California. The current monthly rent payment is $25,754, subject to annual increases of 3%, until the lease expires on June 30, 2029. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In August of 2022, the Company extended its lease for approximately 4,188 square feet on the first floor in a multi-tenant office building located at 999 5th Avenue in San Rafael, California. In May of 2023, the Company amended the lease to include an additional 916 square feet, for a total of 5,104 square feet. The current monthly rent payment for the combined space is $22,844, subject to annual increases of 3%, until the lease expires on December 31, 2027. The Company has reserved the right to extend the lease for one additional period of five years.

In January of 2023, the Company extended its lease for approximately 5,213 square feet on the first floor in a two-story multi tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $34,933, subject to annual increases of 3% until the lease expires on April 30, 2030. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In October of 2023, the Company extended its lease for approximately 2,369 square feet on the first floor of a two-story multi-tenant multi-use building located at 2400 Broadway in Redwood City, California. The current monthly rent payment is $13,712, subject to annual increases of 3%, until the lease expires on October 31, 2028.

In November of 2023, the Company extended its lease for approximately 1,920 square feet in a one-story stand alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $7,231, subject to annual increases of 3%, until the lease expires on November 30, 2028. The Company has reserved the right to extend the term of the lease for one additional period of five years.

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

In July of 2024, the Company extended its lease for an additional five years for approximately 3,391 square feet in a two-story multi tenant commercial center located at 351 Tres Pinos in Hollister, California. The current monthly rent payment is $5,696, until the lease expires on June 30, 2029. The Company has reserved the right to extend the term of the lease for one additional period of five years.

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

Bay View Funding Office
The Bay View Funding administrative office is located at 224 Airport Parkway in San Jose, California, consisting of approximately 7,849 square feet and is subject to a sublease with Heritage Bank of Commerce dated March 6, 2020. The current monthly rent payment is $31,793, which is included in the main office of HBC’s total rent of $251,443, and is subject to 3% annual increases, until the sublease expires July 31, 2030.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
At December 31, 2025, the Company was authorized to repurchase up to $30.0 million of the Company’s shares of its issued and outstanding common stock under a share repurchase program (the “Repurchase Program”) adopted by the Board of Directors (the "Board") in July 2024, as amended on October 23, 2025. The following table shows the share repurchase activity during 2025, and the maximum value of the shares that may yet be purchased:

			Total Number of	Maximum Value of
	Total	Average	Shares Purchased	Shares that May Yet Be
	Number	Price	as Part of Publicly	Purchased Under the
	of Shares	Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(in thousands)
First Quarter of 2025	—	$—	—
April 1 - 30, 2025	32,923	9.06	32,923
May 1- 31, 2025	175,066	9.22	175,066
June 1 - 30, 2025	—	—	—
Second Quarter of 2025	207,989	9.19	207,989
July 1 - 31, 2025	—	—	—
August 1- 31, 2025	231,198	9.24	231,198
September 1 - 30, 2025	—	—	—
Third Quarter of 2025	231,198	9.24	231,198
Fourth Quarter of 2025	—	—	—
Full Year 2025	439,187	$9.22	439,187	$25,951
Market Information
The Company’s common stock is listed on the Nasdaq Global Select Market under the symbol “HTBK.”
The closing price of our common stock on February 19, 2026 was $13.33 per share as reported by the Nasdaq Global Select Market.
As of February 19, 2026, there were approximately 709 holders of record of common stock. There are no other classes of common equity outstanding.
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

Performance Graph
The following graph compares the stock performance of the Company from December 31, 2020 to December 31, 2025, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Composite Index and KBW NASDAQ Bank Index were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

Total Return Performance
Heritage Commerce Corp
S&P 500 Index
NASDAQ Composite Index
KBW NASDAQ Bank Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

The following chart compares the stock performance of the Company from December 31, 2020 to December 31, 2025, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Composite Index and KBW NASDAQ Bank Index were used as comparisons to the Company’s stock performance.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Heritage Commerce Corp *	100	141	160	129	130	175
S&P 500 Index *	100	129	105	133	166	196
NASDAQ Composite Index*	100	122	82	119	154	187
KBW NASDAQ Bank Index*	100	138	109	108	148	196
_______________________________________________________
*Source: S&P Global Market Intelligence — (434) 977-1600
_______________________________________________________
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
Merger Agreement with CVB Financial Corp.
On December 17, 2025, CVB Financial Corp. ("CVBF") and the Company jointly announced that they have entered into a definitive merger agreement. Under the terms of the agreement, the Company will merge with and into CVBF in an all-stock transaction valued at approximately $811 million, or $13.00 per HTBK share, based on CVBF’s closing stock price on December 16, 2025. The value of the transaction is based on a specified closing price and is subject to CVBF stock price fluctuations. Upon completion, the combination is expected to create a top-performing California business bank with approximately $22 billion in assets, more than 75 offices and branches, and a deeply rooted presence in the State’s key economic centers. The proposed merger has been unanimously approved by the respective Boards of Directors of both companies and is expected to close in the second quarter of 2026, subject to customary regulatory approvals, the Company's and CVBF's shareholder approvals, and other closing conditions. For more information, please refer to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025 and December 23, 2025.

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
Certain non-GAAP performance measures and ratios are used by management to evaluate and measure the Company’s performance. These measures include “adjusted” operating metrics that have been adjusted to exclude notable expenses incurred in the second and fourth quarters of 2025 as well as other performance measures and ratios adjusted for notable items. Management believes these non-GAAP financial measures enhance comparability between periods and in some instances are common in the banking industry. These non-GAAP financial measures should be supplemental to primary GAAP financial measures and should not be read in isolation or relied upon as a substitute for primary GAAP financial measures. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”
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

Allowance for Credit Losses on Loans (“ACLL”)
The allowance for credit losses, or ACLL, on loans represents management’s estimate of all expected credit losses over the expected contractual life of the loan portfolio, utilizing the current expected credit loss (“CECL”) model. The ACLL is a valuation amount that is deducted from the amortized cost basis of loans, and is adjusted each period by an expense or credit for credit losses, which is recognized in earnings, and reduced by loan charge-offs, net of recoveries. Determining the appropriateness of the ACLL is complex and requires judgment by management about inherently uncertain factors.
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
The ACLL represents management’s best estimate of potential loan losses, but significant changes in prevailing economic conditions could result in material changes in the allowance. Generally, an improving economic forecast generates a lower ACLL estimate than a weakening economic forecast. One of the most significant judgments used in estimating the ACLL is the reasonable and supportable macroeconomic forecast for the economic factors used in the model. Changes in the macroeconomic forecast, especially for California state gross product and the California unemployment rate, could significantly impact the calculated estimated credit loss. The economic forecast utilized for the ACLL model input is inherently uncertain and many external factors could impact these forecasts. Management reviews the forecast inputs to ensure they are reasonable and supportable, however, changes in local and national economic conditions will impact the allowance level and an increase in the California unemployment rate specifically would have the largest impact on the allowance level. While management utilizes its best judgment and current information available, the adequacy of the ACLL is significantly determined by certain factors outside the Company’s control, such as the performance of our loan portfolio, changes in the economic environment including economic uncertainty, changes in interest rates, and any regulatory changes. Additionally, the level of ACLL may fluctuate based on the balance and mix of the loan portfolio.
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
Reclassifications

In 2025, we reclassified Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock dividends from interest income to noninterest income and the related average asset balances were reclassified from interest earning assets to other assets on the “Net Interest Income and Net Interest Margin” tables. The amounts for the prior periods were reclassified to conform to the current presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.

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
Performance Overview
2025 was a consequential year for the Company, as our renewed end‑to‑end strategic focus translated into solid growth and results, supported by consistent performance across the business, sustained client momentum, and strong credit quality.
This year reflects strong execution across the organization. We delivered double digit earnings per share growth and positive operating leverage. We had positive trends in loan and deposit growth, an expansion in our net interest margin, disciplined expense management, and an improvement in our asset quality. Loan and deposit growth was 5% and 2%, respectively, over the same period a year ago, and we continue to add clients in key markets across our footprint, while maintaining our underwriting and pricing criteria. Our financial foundation is solid — marked by high capital reserves, strong liquidity, and sound asset quality.

For the year ended December 31, 2025, net income was $47.8 million, or $0.78 per average diluted common share, compared to $40.5 million, or $0.66 per average diluted common share, for the year ended December 31, 2024, and $64.4 million, or $1.05 per average diluted common share for the year ended December 31, 2023. The Company’s annualized return on average assets was 0.86%, the annualized return on average equity was 6.86%, and the annualized return on average tangible common equity was 9.12% for the year ended December 31, 2025, compared to 0.76%, 5.97% and 8.05%, respectively, for the year ended December 31, 2024, and 1.22%, 9.88% and 13.57%, respectively, for the year ended December 31, 2023. The annualized return on average tangible common equity is a non-GAAP financial measure. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”

During the second quarter of 2025, the Company recorded an accrual of $9.2 million, primarily due to pre-tax expenses related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and PAGA lawsuit that alleges the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch. During the fourth quarter of 2025, the Company also recorded expenses of $2.1 million, due to pre-tax charges related to the announced pending merger with CVBF.

Adjusted net income, excluding the impact of the legal settlement, merger-related costs and other charges, was $56.4 million, or $0.91 per average diluted common share, for the year ended December 31, 2025. The adjusted annualized return on average assets was 1.01%, the adjusted annualized return on average equity was 8.09%, and adjusted annualized return on average tangible common equity was 10.77% for the year ended December 31, 2025, compared to 0.76% and 5.97% and 8.05%, respectively, for the year ended December 31, 2024, and 1.22% and 9.88% and 13.57%, respectively, for the year ended December 31, 2023. Adjusted net income, adjusted earnings per share, adjusted annualized return on average assets, adjusted annualized return on average equity, and adjusted annualized return on average tangible common equity are non-GAAP financial measures. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”

Highlights
Results of Operations:
•Total revenue, which is defined as net interest income before provision for credit losses on loans plus noninterest income, increased $25.1 million, or 15%, to $197.5 million for the year ended December 31, 2025 from $172.4 million for the year ended December 31, 2024, due to both higher net interest income and noninterest income.
•For the year ended December 31, 2025, net interest income increased 15% to $185.4 million, compared to $161.3 million for the year ended December 31, 2024. The fully tax equivalent (“FTE”) net interest margin increased 31 basis points to 3.56% for the year ended December 31, 2025, from 3.25% for the year ended December 31, 2024, primarily due to lower rates paid on client deposits, an increase in the average balance of interest-earning assets, and an increase in the average yields on loans and securities, partially offset by a decrease in the average yield on overnight funds. The FTE net interest margin is a non-GAAP financial measure. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”
•The average yield on the total loan portfolio increased to 5.61% for the year ended December 31, 2025, compared to 5.47% for the year ended December 31, 2024. Asset growth during the year reflected a strategic focus on a higher mix of factored receivables, while the Company maintained disciplined core loan growth and pricing.
•The average cost of total deposits decreased to 1.47% for the year ended December 31, 2025, compared to 1.70% for the year ended December 31, 2024. The average cost of funds decreased to 1.50% for the year ended December 31, 2025, compared to 1.74% for the year ended December 31, 2024. The Company took proactive actions to reprice deposits as part of its ongoing balance sheet and funding management strategy in a changing rate environment.
•For the year ended December 31, 2025, total noninterest income increased 9% to $12.1 million, compared to $11.1 million for the year ended December 31, 2024, primarily driven by higher Bay View Funding origination, facility and termination fees, and a $386,000 recovery on an acquired loan that had been previously charged off, partially offset by lower gains on sales of SBA loans and the absence of a $219,000 gain on company-owned life insurance recorded in 2024.
•Total noninterest expense for the year ended December 31, 2025 increased to $127.9 million, compared to $113.6 million for the year ended December 31, 2024. Adjusted noninterest expense for the year ended December 31, 2025, excluding the impact of the $11.3 million accrual for the legal settlement, merger-related costs and other charges, increased to $116.6 million, compared to $113.6 million for the year ended December 31, 2024, primarily due to higher salaries and employee benefits, as well as higher professional fees and information technology expenses related to ongoing investments in infrastructure enhancements, partially offset by a decrease in insurance expense for the year ended December 31, 2025. Adjusted noninterest expense is a non-GAAP financial measure. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”
•For the year ended December 31, 2025, the Company’s reported pre-provision net revenue ("PPNR"), which is defined as total revenue less noninterest expense, increased 18% to $69.6 million, compared to $58.8 million for the year ended December 31, 2024. For the year ended December 31, 2025, the Company’s adjusted PPNR increased 37% to $80.9 million from $58.8 million for the year ended December 31, 2024. Adjusted PPNR is a non-GAAP financial measure. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”
•There was a provision for credit losses on loans of $1.8 million for the year ended December 31, 2025, compared to a $2.1 million provision for credit losses on loans for the year ended December 31, 2024.
•Income tax expense for the year ended December 31, 2025 was $20.0 million, compared to $16.1 million for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was 29.4%, compared to 28.5% for the year ended December 31, 2024.

•The efficiency ratio was 64.75% for the year ended December 31, 2025, compared to 65.88% for the year ended December 31, 2024. The adjusted efficiency ratio improved to 59.05% for the year ended December 31, 2025 from 65.88% for the year ended December 31, 2024, primarily due to higher total revenue, partially offset by higher noninterest expense. The adjusted efficiency ratio is a non-GAAP financial measure. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”
Current Financial Condition and Liquidity Position:
•Cash, interest bearing deposits in other financial institutions and securities available-for-sale, at fair value, remained relatively flat at $1.2 billion at both December 31, 2025 and December 31, 2024.
•Securities held-to-maturity, at amortized cost, totaled $529.7 million at December 31, 2025, compared to $590.0 million at December 31, 2024.
•Loans held-for-investment ("HFI"), increased $161.1 million, or 5%, to $3.7 billion at December 31, 2025, compared to $3.5 billion at December 31, 2024. Loans, excluding residential mortgages, increased $200.6 million, or 7%, to $3.2 billion at December 31, 2025, compared to $3.0 billion at December 31, 2024.
•There were 5 relationships included in nonperforming assets (“NPAs”) totaling $2.8 million, or 0.05% of total assets, at December 31, 2025, compared to 9 relationships totaling $7.7 million, or 0.14% of total assets, at December 31, 2024.
•Classified assets totaled $29.2 million, or 0.51% of total assets, at December 31, 2025, compared to $41.7 million, or 0.74% of total assets, at December 31, 2024.
•Net charge-offs totaled $770,000 for the year ended December 31, 2025, compared to $1.1 million for the year ended December 31, 2024.
•The allowance for credit losses on loans ("ACLL") at December 31, 2025, was $50.0 million, or 1.37% of total loans, representing 1,797% of nonperforming loans. The ACLL at December 31, 2024, was $49.0 million, or 1.40% of total loans, representing 638% of nonperforming loans.
•Total deposits increased $83.1 million or 2% to $4.9 billion at December 31, 2025, compared to $4.8 billion at December 31, 2024.
•The Company’s total available liquidity and borrowing capacity was $3.3 billion at both December 31, 2025 and December 31, 2024.
•The ratio of noncore funding (which consists of time deposits of $250,000 and over, brokered deposits, securities under agreement to repurchase, subordinated debt and short-term borrowings) to total assets was 4.52% at December 31, 2025, compared to 4.37% at December 31, 2024.
•The loan to deposit ratio was 74.51% at December 31, 2025, compared to 72.45% at December 31, 2024.

Capital Adequacy:
•The Company’s consolidated capital ratios exceeded regulatory guidelines and HBC’s capital ratios exceeded the prompt corrective action (“PCA”) regulatory guidelines for a well-capitalized financial institution, and the Basel III minimum regulatory requirements at December 31, 2025, as reflected in the following table:

			Well-capitalized
			Regulatory	Regulatory
	Heritage	Heritage	Financial Institution	Basel III Minimum
	Commerce	Bank of	PCA Regulatory	Regulatory
Capital Ratios	Corp	Commerce	Guidelines	Requirements (1)
Total Capital	15.1%	14.8%	10.0%	10.5%
Tier 1 Capital	12.9%	13.6%	8.0%	8.5%
Common Equity Tier 1 Capital	12.9%	13.6%	6.5%	7.0%
Tier 1 Leverage	9.6%	10.1%	5.0%	4.0%
Tangible common equity / tangible assets (2)	9.6%	10.1%	N/A	N/A
_______________________________________________________
(1)Basel III minimum regulatory requirements for both HCC and HBC include a 2.5% capital conservation buffer, except the Tier 1 Leverage ratio.
(2)This is a non-GAAP financial measure that represents shareholders’ equity minus goodwill and other intangible assets divided by total assets minus goodwill and other intangible assets.
_______________________________________________________

RESULTS OF OPERATIONS
The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of loans, FHLB and FRB stock dividends, loan servicing fees, client service charges and fees, and the increase in cash surrender value of life insurance. The majority of the Company’s noninterest expenses are operating costs that relate to providing banking services to our clients.
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

Distribution, Rate and Yield

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate

	(Dollars in thousands)
Assets:
Loans, gross (1)(2)	$3,506,587	$196,823	5.61%	$3,345,662	$182,983	5.47%	$3,262,194	$177,628	5.45%
Securities — taxable	910,926	26,451	2.90%	905,418	20,817	2.30%	1,124,190	27,351	2.43%
Securities — exempt from Federal tax (3)	29,280	1,051	3.59%	31,403	1,127	3.59%	33,806	1,196	3.54%
Other investments, interest-bearing deposits in other financial institutions and Federal funds sold (4)	760,977	32,895	4.32%	685,099	35,654	5.20%	503,064	26,225	5.21%
Total interest earning assets (3) (4)	5,207,770	257,220	4.94%	4,967,582	240,581	4.84%	4,923,254	232,400	4.72%
Cash and due from banks	31,788			33,156			35,955
Premises and equipment, net	9,756			10,252			9,421
Goodwill and other intangible assets	173,209			175,220			177,536
Other assets	161,452			152,495			143,209
Total assets	$5,583,975			$5,338,705			$5,289,375
Liabilities and shareholders’ equity:
Deposits:
Demand, noninterest-bearing	$1,197,836			$1,174,854			$1,393,949

Demand, interest-bearing	943,845	5,732	0.61%	916,466	6,439	0.70%	1,074,523	6,655	0.62%
Savings and money market	1,341,411	32,325	2.41%	1,175,391	32,734	2.78%	1,144,032	19,857	1.74%
Time deposits — under $100	10,795	168	1.56%	11,112	184	1.66%	11,809	97	0.82%
Time deposits — $100 and over	235,744	8,116	3.44%	228,388	8,968	3.93%	218,131	6,874	3.15%
ICS/CDARS (5) — interest-bearing demand, money market and time deposits	1,000,406	23,131	2.31%	1,007,563	28,574	2.84%	625,045	14,074	2.25%
Total interest-bearing deposits	3,532,201	69,472	1.97%	3,338,920	76,899	2.30%	3,073,540	47,557	1.55%
Total deposits	4,730,037	69,472	1.47%	4,513,774	76,899	1.70%	4,467,489	47,557	1.06%

Short-term borrowings	20	—	0.00%	24	—	0.00%	27,145	1,365	5.03%
Subordinated debt, net of issuance costs	39,725	2,152	5.42%	39,572	2,152	5.44%	39,420	2,152	5.46%
Total interest-bearing liabilities	3,571,946	71,624	2.01%	3,378,516	79,051	2.34%	3,140,105	51,074	1.63%
Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	4,769,782	71,624	1.50%	4,553,370	79,051	1.74%	4,534,054	51,074	1.13%
Other liabilities	116,730			106,792			102,872
Total liabilities	4,886,512			4,660,162			4,636,926
Shareholders’ equity	697,463			678,543			652,449
Total liabilities and shareholders’ equity	$5,583,975			$5,338,705			$5,289,375

Net interest income (3) / margin		185,596	3.56%		161,530	3.25%		181,326	3.68%
Less tax equivalent adjustment (3)		(221)			(237)			(251)
Net interest income		$185,375	3.56%		$161,293	3.25%		$181,075	3.68%
_______________________________________________________
(1)Includes loans held-for-sale. Nonaccrual loans are included in average balance.
(2)Yield amounts earned on loans include fees and costs. The accretion of net deferred loan fees into loan interest income was $935,000 for the year ended December 31, 2025, compared to $628,000 for the year ended December 31, 2024, and $742,000 for the year ended December 31, 2023. Prepayment fees totaled $1,065,000 for the year ended December 31, 2025, compared to $117,000 for the year ended December 31, 2024, and $484,000 for the year ended December 31, 2023.
(3)Reflects the non-GAAP FTE adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2025, 2024 and 2023.
(4)FHLB and FRB stock dividends were reclassed from interest income to noninterest income and the related average asset balances were reclassified from interest earning assets to other assets.
(5)Insured Cash Sweep (“ICS”)/Certificate of Deposit Account Registry Service (“CDARS”).
_______________________________________________________

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

	Year Ended December 31, 2025 vs. 2024			Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change

	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$9,131	$4,709	$13,840	$4,541	$814	$5,355
Securities — taxable	194	5,440	5,634	(5,039)	(1,495)	(6,534)
Securities — exempt from Federal tax (1)	(76)	—	(76)	(87)	18	(69)
Other investments, interest-bearing deposits in other financial institutions and Federal funds sold	3,299	(6,058)	(2,759)	9,495	(66)	9,429
Total interest income on interest-earning assets	12,548	4,091	16,639	8,910	(729)	8,181

Expense from the interest-bearing liabilities:
Demand, interest-bearing	142	(849)	(707)	(1,083)	867	(216)
Savings and money market	3,998	(4,407)	(409)	930	11,947	12,877
Time deposits — under $100	(5)	(11)	(16)	(12)	99	87
Time deposits — $100 and over	259	(1,111)	(852)	395	1,699	2,094
ICS/CDARS — interest-bearing demand, money market and time deposits	(144)	(5,299)	(5,443)	10,823	3,677	14,500
Short-term borrowings	—	—	—	—	(1,365)	(1,365)
Subordinated debt, net of issuance costs	7	(7)	—	8	(8)	—
Total interest expense on interest-bearing liabilities	4,257	(11,684)	(7,427)	11,061	16,916	27,977
Net interest income	$8,291	$15,775	24,066	$(2,151)	$(17,645)	(19,796)
Less tax equivalent adjustment			16			14
Net interest income			$24,082			$(19,782)
_______________________________________________________
(1)Reflects the non-GAAP FTE adjustment for Federal tax exempt income based on a 21% tax rate for the years ended December 31, 2025, 2024 and 2023.
_______________________________________________________
Net interest income increased 15% to $185.4 million for the year ended December 31, 2025, compared to $161.3 million for the year ended December 31, 2024. For the year ended December 31, 2024, the non-GAAP FTE net interest margin increased 31 basis points to 3.56% for the year ended December 31, 2025, compared to 3.25% for the year ended December 31, 2024, primarily due to a decrease in rates paid on client deposits, an increase in the average balance of interest-earning assets, and an increase in the average yields on loans and securities, partially offset by a lower yield on overnight funds.
Net interest income decreased 11% to $161.3 million for the year ended December 31, 2024, compared to $181.1 million for the year ended December 31, 2023. For the year ended December 31, 2024, the non-GAAP FTE net interest margin decreased 43 basis points to 3.25% for the year ended December 31, 2024, compared to 3.68% for the year ended December 31, 2023, primarily due to higher rates paid on client deposits, a decrease in the average balance of noninterest-

bearing deposits, and a lower average yield on investment securities, partially offset by an increase in the average balances of loans and overnight funds.
The following tables present the average balance of loans outstanding, interest income, and the average yield for the periods indicated:

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield

	(Dollars in thousands)
Loans, core bank	$3,020,109	$166,842	5.52%	$2,848,206	$155,690	5.47%	$2,730,789	$147,028	5.38%
Prepayment fees	—	1,065	0.04%	—	117	0.00%	—	484	0.02%
Bay View Funding factored receivables	74,189	14,253	19.21%	55,717	10,980	19.71%	62,642	13,426	21.43%
Purchased residential mortgages	414,010	13,987	3.38%	444,476	15,038	3.38%	472,582	15,309	3.24%
Loan credit mark / accretion	(1,721)	676	0.02%	(2,737)	1,158	0.04%	(3,819)	1,381	0.05%
Total loans (includes loans held-for-sale)	$3,506,587	$196,823	5.61%	$3,345,662	$182,983	5.47%	$3,262,194	$177,628	5.45%
The average yield on the total loan portfolio increased to 5.61% for the year ended December 31, 2025, compared to 5.47% for the year ended December 31, 2024, primarily due to an increase in the yield on the core bank loan portfolio, a higher average balance of Bay View Funding factored receivables, and higher prepayment fees. The average yield on the total loan portfolio increased to 5.47% for the year ended December 31, 2024, compared to 5.45% for the year ended December 31, 2023, primarily due to an increase in the yield on the core bank loan portfolio.
The average cost of deposits was 1.47% for the year ended December 31, 2025, compared to 1.70% for the year ended December 31, 2024, and 1.06% for the year ended December 31, 2023. The decrease in the average cost of total deposits for the year ended December 31, 2025 was driven by proactive management of exception based deposit pricing and favorable noninterest-bearing deposit mix shift. The average cost of funds was 1.50% for the year ended December 31, 2025, compared to 1.74% for the year ended December 31, 2024, and 1.13% for the year ended December 31, 2023.
Provision for Credit Losses on Loans
Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses on loans through charges to earnings, which are presented in the statements of income as the provision for credit losses on loans. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses on loans is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for credit losses on loans and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for credit losses on loans and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. The provision for credit losses on loans and level of allowance for each period are also dependent on forecast data for the state of California including GDP and California state unemployment rate projections.
There was a $1.8 million provision for credit losses on loans for the year ended December 31, 2025, compared to a $2.1 million provision for credit losses on loans for the year ended December 31, 2024, and $749,000 provision for credit losses on loans for the year ended December 31, 2023. Provisions for credit losses on loans are charged to operations to bring the allowance for credit losses on loans to a level deemed appropriate by management based on the factors discussed under “Credit Quality and Allowance for Credit Losses on Loans.”

Noninterest Income
The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Year Ended December 31,			Increase (decrease) 2025 versus 2024		Increase (decrease) 2024 versus 2023
	2025	2024	2023	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,688	$3,561	$4,341	$127	4%	$(780)	(18)%
FHLB and FRB stock dividends	2,353	2,355	2,149	(2)	—%	206	10%
Increase in cash surrender value of life insurance	2,213	2,097	2,031	116	6%	66	3%
Termination fees	435	177	154	258	146%	23	15%
Servicing income	302	365	400	(63)	(17)%	(35)	(9)%
Gain on sales of SBA loans	215	473	482	(258)	(55)%	(9)	(2)%
Gain on proceeds from company-owned life insurance	—	219	125	(219)	(100)%	94	75%
Other	2,883	1,856	1,465	1,027	55%	391	27%
Total	$12,089	$11,103	$11,147	$986	9%	$(44)	—%
For the year ended December 31, 2025, total noninterest income increased 9% to $12.1 million, compared to $11.1 million for the year ended December 31, 2024, primarily driven by higher Bay View Funding origination, facility and termination fees, and a $386,000 recovery on an acquired loan that had been previously charged off, partially offset by a lower gain on sales of SBA loans and the absence of a $219,000 gain on company-owned life insurance recorded in 2024.
For the year ended December 31, 2024, total noninterest income remained relatively flat at $11.1 million, compared to the year ended December 31, 2023.
A portion of the Company’s noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2025, SBA loan sales resulted in a $215,000 gain, compared to a $473,000 gain on sales of SBA loans in 2024, and an $482,000 gain on sales of SBA loans in 2023.
The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense
The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Year Ended December 31,			Increase (Decrease) 2025 versus 2024		Increase (Decrease) 2024 versus 2023
	2025	2024	2023	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Salaries and employee benefits	$66,537	$63,952	$56,862	$2,585	4%	$7,090	12%
Occupancy and equipment	9,944	10,226	9,490	(282)	(3)%	736	8%
Legal settlement and other charges (1)	9,184	—	—	9,184	N/A	—	N/A
Professional fees	6,233	5,416	4,350	817	15%	1,066	25%
Data processing	4,374	3,183	3,429	1,191	37%	(246)	(7)%
Insurance expense	4,267	6,724	6,264	(2,457)	(37)%	460	7%
Client services	4,143	3,920	2,512	223	6%	1,408	56%
Software subscriptions	3,150	3,046	2,599	104	3%	447	17%
Merger-related costs (2)	2,067	—	—	2,067	N/A	—	N/A
Other	17,960	17,116	15,548	844	5%	1,568	10%
Total noninterest expense	$127,859	$113,583	$101,054	$14,276	13%	$12,529	12%
The following table indicates the percentage of noninterest expense in each category for the periods indicated:

	Year Ended December 31,
	2025	Percent of Total	2024	Percent of Total	2023	Percent of Total

	(Dollars in thousands)
Salaries and employee benefits	$66,537	52%	$63,952	56%	$56,862	56%
Occupancy and equipment	9,944	8%	10,226	9%	9,490	9%
Legal settlement and other charges (1)	9,184	7%	—	—%	—	—%
Professional fees	6,233	5%	5,416	5%	4,350	4%
Data processing	4,374	3%	3,183	3%	3,429	4%
Insurance expense	4,267	3%	6,724	6%	6,264	6%
Client services	4,143	3%	3,920	3%	2,512	3%
Software subscriptions	3,150	3%	3,046	3%	2,599	3%
Merger-related costs (2)	2,067	2%	—	—%	—	—%
Other	17,960	14%	17,116	15%	15,548	15%
Total noninterest expense	$127,859	100%	$113,583	100%	$101,054	100%
__________________________________________________________
(1)During the second quarter of 2025, the Company recorded expenses of $9.2 million, primarily due to pre-tax charges related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and PAGA lawsuit that alleged the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch.
(2)During fourth quarter of 2025, the Company recorded expenses of $2.1 million, due to pre-tax charges related to the announced pending merger with CVBF.
_________________________________________________________

Total noninterest expense for the year ended December 31, 2025 increased to $127.9 million, compared to $113.6 million for the year ended December 31, 2024. Adjusted noninterest expense for the year ended December 31, 2025, excluding the impact of the $11.3 million accrual for the legal settlement, merger-related costs and other charges, increased to $116.6 million, compared to $113.6 million for the year ended December 31, 2024, primarily due to higher salaries and employee benefits, partially offset by a decrease in insurance expense. The year ended December 31, 2025 was also impacted by higher professional fees and information technology expenses related to ongoing investments in infrastructure enhancements. Adjusted noninterest expense is a non-GAAP financial measure.
For the year ended December 31, 2024, total noninterest expense increased 12% to $113.6 million, compared to $101.1 million for the year ended December 31, 2023, primarily due to higher salaries and employee benefits, rent expense, professional fees, marketing related expenses, insurance expense, homeowner association third-party vendor payments, and ICS/CDARS fee expense.
Full-time equivalent employees were 342 at December 31, 2025, and 355 at December 31, 2024, and 349 at December 31, 2023.
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
The following table shows the effective tax rate at the dates indicated:

	Year Ended December 31,
	2025	2024	2023
Effective income tax rate	29.4%	28.5%	28.7%
The Company’s Federal and state income tax expense in 2025 was $20.0 million, compared to $16.1 million in 2024, and $26.0 million in 2023.
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
The Company had the net deferred tax assets of $29.7 million and $27.8 million at December 31, 2025, and December 31, 2024, respectively. After consideration of the matters in the preceding paragraph, management determined that it is more likely than not that the net deferred tax assets at December 31, 2025 and December 31, 2024 will be fully realized in future years.

FINANCIAL CONDITION
At December 31, 2025, total assets increased 2% to $5.8 billion, compared to $5.6 billion at December 31, 2024, primarily related to growth in client deposits funding increases in loans and investment securities, partially offset by a decrease in overnight funds.
Securities available-for-sale, at fair value, were $593.0 million at December 31, 2025, an increase of 131% from $256.3 million at December 31, 2024, due to securities purchases, partially offset by maturities and paydowns. Securities held-to-maturity, at amortized cost, were $529.7 million at December 31, 2025, a decrease of 10% from $590.0 million at December 31, 2024, due to maturities and paydowns.
Loans, excluding loans held-for-sale, increased $161.1 million, or 5%, to $3.7 billion at December 31, 2025, compared to $3.5 billion at December 31, 2024. Loans, excluding residential mortgages, increased $200.6 million, or 7%, to $3.2 billion at December, 2025, compared to $3.0 billion at December 31, 2024.
Total deposits increased $83.1 million or 2% to $4.9 billion at December 31, 2025, compared to $4.8 billion at December 31, 2024.
Securities Portfolio
The following table reflects the balances for each category of securities at the dates indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$280,919	$70,091
Collateralized mortgage obligations	256,730	—
U.S. Treasury	55,309	186,183
Total	$592,958	$256,274
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$502,381	$559,548
Municipals — exempt from Federal tax (1)	27,341	30,480
Total (1)	$529,722	$590,028
_______________________________________________________
(1)Gross of the allowance for credit losses of $11,000 at December 31, 2025 and $12,000 December 31, 2024.
_______________________________________________________

The table below summarizes the weighted average life and weighted average yields of securities at December 31, 2025:

	Weighted Average Life
			After One and		After Five and
	Within One		Within Five		Within Ten		After Ten
	Year or Less		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$478	2.25%	$129,610	4.29%	$135,866	4.59%	$14,965	4.87%	$280,919	4.46%
Collateralized mortgage obligations	—	—%	154,928	4.85%	101,802	4.79%	—	0.00%	256,730	4.83%
U.S. Treasury	15,063	4.24%	40,246	4.29%	—	—%	—	0.00%	55,309	4.28%
Total	$15,541	4.18%	$324,784	4.56%	$237,668	4.68%	$14,965	4.87%	$592,958	4.60%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$3,831	1.90%	$80,906	1.95%	$346,151	1.84%	$71,493	2.61%	$502,381	1.97%
Municipals — exempt from Federal tax (1) (2)	7,580	3.98%	10,181	3.35%	9,580	3.46%	—	—%	27,341	3.56%
Total (2)	$11,411	3.28%	$91,087	2.11%	$355,731	1.88%	$71,493	2.61%	$529,722	2.05%
______________________________________________________
(1)Reflects the non-GAAP FTE adjustment for Federal tax exempt income based on a 21% tax rate.
(2)Gross of the allowance for credit losses of ($11,000) at December 31, 2025.
_______________________________________________________
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

The following table shows the net pre-tax unrealized and unrecognized gain (loss) on securities available-for-sale and securities held-to-maturity and the allowance for credit losses at the dates indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Securities available-for-sale pre-tax unrealized gain (loss):
Agency mortgage-backed securities	$(561)	$(4,148)
Collateralized mortgage obligations	472	—
U.S. Treasury	622	(912)
Total	$533	$(5,060)
Securities held-to-maturity pre-tax unrecognized (loss):
Agency mortgage-backed securities	$(63,568)	$(91,585)
Municipals — exempt from Federal tax	(387)	(1,431)
Total	$(63,955)	$(93,016)

Allowance for credit losses on municipal securities	$(11)	$(12)
The net pre-tax unrealized gain on the securities available-for-sale portfolio was $533,000, or $295,000 net of taxes, which was less than 1% of total shareholders’ equity at December 31, 2025. The net pre-tax unrecognized loss on the securities held-to-maturity portfolio was $64.0 million, or $45.1 million net of taxes, which was 6% of total shareholders’ equity at December 31, 2025. The unrealized gains and unrecognized losses in both the available-for-sale and held-to-maturity portfolios were due to higher interest rates at December 31, 2025 compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be repaid when the securities mature. The fair values of securities held-to-maturity are expected to recover as the securities approach their maturity date and/or interest rates decline.
Loans
The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition. Gross loans, excluding loans held-for-sale, represented 63% of total assets at December 31, 2025, compared to 62% at December 31, 2024. The loans to deposit ratio was 74.51% at December 31, 2025, compared to 72.45% at December 31, 2024.

Loan Distribution
The Loan Distribution table that follows sets forth the Company’s gross loans HFI outstanding and the percentage distribution in each category at the dates indicated:

	December 31, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$550,362	15%	$531,350	15%
Real estate:
Commercial Real Estate ("CRE") - owner occupied	623,293	17%	601,636	17%
CRE - non-owner occupied	1,475,061	40%	1,341,266	38%
Land and construction	133,558	4%	127,848	4%
Home equity	126,085	4%	127,963	4%
Multifamily	295,602	8%	275,490	8%
Residential mortgages	432,241	12%	471,730	14%
Consumer and other	17,366	< 1%	14,837	<1%
Total Loans	3,653,568	100%	3,492,120	100%
Deferred loan fees, net	(508)	—	(183)	—
Loans, net of deferred fees	3,653,060	100%	3,491,937	100%
Allowance for credit losses on loans	(49,999)		(48,953)
Loans, net	$3,603,061		$3,442,984
The Company’s loan portfolio is concentrated in commercial loans (primarily manufacturing, wholesale, and services-oriented entities) and CRE, with the remaining balance in land development and construction, home equity, purchased residential mortgages, and consumer loans. The Company does not have any material concentrations by industry or group of industries in its loan portfolio; however, 85% of its gross loans were secured by real property at December 31, 2025, and December 31, 2024. While no specific industry concentration is considered significant, the Company’s bank lending operations are substantially located in areas that are dependent on the technology and real estate industries and their supporting companies.
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
The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as “SBA loans”). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2025, loans were sold resulting in a gain on sales of SBA loans of $215,000, compared to a gain on sales of SBA loans of $473,000 for 2024, and $482,000 for 2023.
The Company’s factoring receivables are from the operations of Bay View Funding, whose primary business is purchasing and collecting factored receivables on a nation-wide basis. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including, but not limited to, service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company’s commercial loan portfolio. The average life of the factored receivables was 34 days for the year ended December 31, 2025 and December 31, 2024, and 37 days for the year ended December 31, 2023. The following table shows the balance of factored receivables at period-end, average balances during the period, and full time equivalent employees of Bay View Funding at period-end:

	December 31,
	2025	2024
	(Dollars in thousands)
Total factored receivables at period-end	$118,503	$68,897
Average factored receivables:
For the year ended	$74,189	$55,717
Total full time equivalent employees at period-end	30	30
The commercial loan portfolio increased $19.0 million, or 4%, to $550.4 million at December 31, 2025, from $531.4 million at December 31, 2024. Commercial and industrial line utilization decreased to 32% at December 31, 2025, compared to 34% at December 31, 2024.
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
The CRE owner occupied loan portfolio increased $21.7 million, or 4% to $623.3 million at December 31, 2025, from $601.6 million at December 31, 2024. CRE non-owner occupied loans increased $133.8 million, or 10% to $1.5 billion at December 31, 2025, from $1.3 billion at December 31, 2024. At December 31, 2025, 30% of the CRE loan portfolio was secured by owner occupied real estate, compared to 31% at December 31, 2024.
During the year ended December 31, 2025, there were 182 new owner occupied and non-owner occupied CRE loans originated totaling $359.7 million with a weighted average loan-to-value (“LTV”) of 46%; the weighted average debt-service coverage ratio (“DSCR”) for the non-owner occupied portfolio was 1.78 times. The average loan size for all CRE loans was $1.7 million, and the average loan size for office CRE loans was $1.8 million. The Company has personal guarantees on 91% of its CRE portfolio. A substantial portion of the unguaranteed CRE loans were made to credit-worthy non-profit organizations.
Total office exposure (excluding medical/dental offices) in the CRE portfolio was $467 million, including 30 loans totaling approximately $70 million in San Jose, 17 loans totaling approximately $25 million in San Francisco, and nine loans totaling approximately $16 million in Oakland at December 31, 2025. Non-owner occupied CRE with office exposure totaled $363 million at December 31, 2025. At December 31, 2025, the weighted average LTV and DSCR for the entire non-owner occupied office portfolio were 42% and 2.10 times, respectively. Total medical/dental office exposure in the non-owner occupied CRE portfolio consisted of 18 loans totaling $20 million, with a weighted average LTV and DSCR ratio of 41% and 2.70 times, respectively, at December 31, 2025.

The following table presents the weighted average LTV and DSCR by collateral type for CRE loans at December 31, 2025:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
Collateral Type	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Retail	26%	37.1%	2.08	14%	46.0%	23%	38.5%
Industrial	19%	38.8%	2.49	35%	42.4%	23%	40.2%
Mixed-Use, Special
Purpose and Other	18%	42.0%	1.91	33%	40.3%	22%	41.3%
Office	20%	41.9%	2.10	18%	43.7%	20%	42.4%
Multifamily	17%	42.9%	1.91	0%	0%	12%	42.9%
Hotel/Motel	<1%	15.7%	0.64	0%	0%	<1%	15.7%
Total	100%	40.1%	2.10	100%	42.4%	100%	40.7%
The following table presents the weighted average LTV and DSCR by county for CRE loans at December 31, 2025:

	CRE - Non-owner Occupied			CRE - Owner Occupied		Total CRE
County	Outstanding	LTV	DSCR	Outstanding	LTV	Outstanding	LTV
Alameda	24%	43.4%	1.78	17%	43.7%	22%	43.5%
Contra Costa	7%	39.7%	1.90	9%	43.3%	7%	40.9%
Marin	6%	44.8%	2.01	3%	56.1%	5%	46.5%
Monterey	2%	37.8%	2.13	2%	37.2%	2%	37.6%
Napa	<1%	28.4%	2.89	1%	45.3%	<1%	33.1%
Out of Area	8%	43.4%	1.83	9%	48.4%	8%	44.8%
San Benito	1%	37.3%	2.15	2%	38.8%	1%	38.0%
San Francisco	9%	38.3%	2.26	4%	40.3%	8%	38.5%
San Mateo	13%	40.3%	2.20	15%	40.5%	14%	40.4%
Santa Clara	24%	37.3%	2.33	34%	40.9%	27%	38.6%
Santa Cruz	2%	31.6%	1.86	1%	47.0%	2%	34.3%
Solano	2%	35.2%	3.23	1%	35.2%	2%	35.2%
Sonoma	2%	37.8%	2.49	2%	42.1%	2%	38.7%
Total	100%	40.1%	2.10	100%	42.4%	100%	40.7%
The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided primarily in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $5.7 million, or 4%, to $133.6 million at December 31, 2025, from $127.8 million at December 31, 2024.
The Company makes home equity lines of credit available to its existing clients. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines of credit decreased $1.9 million, or 1%, to $126.1 million at December 31, 2025, from $128.0 million at December 31, 2024
Multifamily loans increased $20.1 million, or 7%, to $295.6 million at December 31, 2025, compared to $275.5 million at December 31, 2024.
From time to time the Company has purchased single family residential mortgage loans. Purchases of residential loans have been an attractive alternative for replacing mortgage-backed security paydowns in the investment securities portfolio. Residential mortgage loans decreased $39.5 million, or 8%, to $432.2 million at December 31, 2025, compared to $471.1 million at December 31, 2024.
Additionally, the Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines of credit, real property. Consumer and other loans increased $2.5 million, or 17%, to $17.4 million at December 31, 2025, compared to $14.8 million at December 31, 2024.
With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $117.5 million and $195.9 million at December 31, 2025, respectively.
Loan Maturities
The following table presents the maturity distribution of the Company’s loans (excluding loans held-for-sale), as of December 31, 2025. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate and contractual repricing dates. At December 31, 2025, approximately 23% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$393,054	$117,877	$39,431	$550,362
Real estate:
CRE - owner occupied	32,222	262,002	329,069	623,293
CRE - non-owner occupied	104,733	612,338	757,990	1,475,061
Land and construction	100,186	30,898	2,474	133,558
Home equity	4,995	23,525	97,565	126,085
Multifamily	24,931	153,325	117,346	295,602
Residential mortgages	3,002	18,707	410,532	432,241
Consumer and other	8,591	7,897	878	17,366
Loans	$671,714	$1,226,569	$1,755,285	$3,653,568

Loans with variable interest rates	$421,578	199,306	217,038	$837,922
Loans with fixed interest rates	250,136	1,027,263	1,538,247	2,815,646
Loans	$671,714	$1,226,569	$1,755,285	$3,653,568

Loan Servicing
At December 31, 2025, 2024, and 2023, SBA loans that the Company serviced for others totaled $41.1 million, $48.3 million, and $55.8 million, respectively. Activity for loan servicing rights was as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Beginning of period balance	$344	$415	$549
Additions	47	110	126
Amortization	(140)	(181)	(260)
End of period balance	$251	$344	$415
Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance at December 31, 2025 and 2024, as the fair value of the assets was greater than the carrying value.
Activity for the interest-only (“I/O”) strip receivable was as follows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Beginning of period balance	$82	$117	$152
Unrealized holding loss	(49)	(35)	(35)
End of period balance	$33	$82	$117
Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2025, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate changes to the CPR assumption of 10% and 20%, and changes to the discount rate assumption of 1% and 2%, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$33
Prepayment speed assumption (annual rate)	18.6%
Impact on fair value of 10% adverse change in prepayment speed (CPR 20.5%)	$(1)
Impact on fair value of 20% adverse change in prepayment speed (CPR 22.4%)	$(1)
Residual cash flow discount rate assumption (annual)	13.5%
Impact on fair value of 1% adverse change in discount rate (13.6% discount rate)	$—
Impact on fair value of 2% adverse change in discount rate (13.7% discount rate)	$(1)
Off-Balance Sheet Arrangements
In the normal course of business, the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1.2 billion and $1.0 billion at December 31, 2025 and December 31, 2024, respectively. Unused commitments represented 32% of outstanding gross loans at December 31, 2025 and 30% at December 31, 2024.
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

	December 31, 2025
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$16,058	$4,140	$1,046	$21,244	$529,118	$550,362
Real estate:
CRE - Owner Occupied	—	—	31	31	623,262	623,293
CRE - Non-Owner Occupied	101	—	—	101	1,474,960	1,475,061
Land and construction	—	—	1,663	1,663	131,895	133,558
Home equity	131	—	—	131	125,954	126,085
Multifamily	—	—	—	—	295,602	295,602
Residential mortgages	1,057	833	—	1,890	430,351	432,241
Consumer and other	—	—	—	—	17,366	17,366
Total	$17,347	$4,973	$2,740	$25,060	$3,628,508	$3,653,568

	December 31, 2024
	30 - 59	60 - 89	90 Days or
	Days	Days	Greater	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total
	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120
The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Past due nonaccrual loans	$2,004	$7,068
Current nonaccrual loans	44	110
Total nonaccrual loans	$2,048	$7,178
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
There were no foreclosed assets on the balance sheet at December 31, 2025 or December 31, 2024. There were no Shared National Credits or material purchased participations included in NPAs or total loans at December 31, 2025 or December 31, 2024.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$2,048	$7,178
Loans 90 days past due and still accruing	735	489
Total nonperforming loans	2,783	7,667
Foreclosed assets	—	—
Total nonperforming assets	$2,783	$7,667

Nonperforming assets as a percentage of loans
plus foreclosed assets	0.08%	0.22%
Nonperforming assets as a percentage of total assets	0.05%	0.14%
The following table presents the amortized cost basis of nonperforming loans and loans past due over 90 days and still accruing at the dates indicated:

	December 31, 2025
			Restructured
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$41	$313	$735	$1,089
Real estate:
CRE - Owner Occupied	31	—	—	31
Land and construction	1,663	—	—	1,663
Total	$1,735	$313	$735	$2,783

	December 31, 2024
	Nonaccrual	Nonaccrual	Loans
	with no Specific	with Specific	over 90 Days
	Allowance for	Allowance for	Past Due
	Credit	Credit	and Still
	Losses	Losses	Accruing	Total
	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667
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

The amortized cost basis of collateral-dependent loans at December 31, 2025 was $313,000, of which $270,000 were secured by real estate and $43,000 were secured by business assets. The amortized cost basis of collateral-dependent loans, collateralized by business assets, totaled $701,000 at December 31, 2024.
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
Classified loans decreased to $29.2 million, or 0.51% of total assets, at December 31, 2025, compared to $41.7 million, or 0.74% of total assets at December 31, 2024. The increase in classified assets at December 31, 2025 reflects improvement in owner occupied CRE credit, and a number of residential related loans.
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

Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	2025	2024	2023	2022	2021
	(Dollars in thousands)
Beginning of year balance	$48,953	$47,958	$47,512	$43,290	$44,400
Charge-offs:
Commercial	(1,241)	(1,305)	(750)	(434)	(520)
Real estate:
CRE - owner occupied	—	—	—	—	—
CRE - non-owner occupied	—	—	—	—	—
Home equity	—	—	(246)	—	—
Consumer and other	(197)	(299)	(15)	—	—
Total charge-offs	(1,438)	(1,604)	(1,011)	(434)	(520)

Recoveries:
Commercial	136	336	346	427	1,354
Real estate:
CRE - owner occupied	43	27	11	15	16
CRE - non-owner occupied	—	—	—	—	—
Land and construction	—	—	—	—	884
Home equity	296	97	351	105	93
Consumer and other	193	—	—	3,343	197
Total recoveries	668	460	708	3,890	2,544
Net (charge-offs) recoveries	(770)	(1,144)	(303)	3,456	2,024
Provision for (recapture of) credit losses on loans	1,816	2,139	749	766	(3,134)
End of year balance	$49,999	$48,953	$47,958	$47,512	$43,290

	Year Ended December 31, 2025
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Charge-offs	(1,241)	—	—	—	—	—	—	(197)	(1,438)
Recoveries	136	43	—	—	296	—	—	193	668
Net (charge-offs) recoveries	(1,105)	43	—	—	296	—	—	(4)	(770)
Provision for (recapture of)
credit losses on loans	418	816	1,675	639	(256)	(434)	(904)	(138)	1,816
End of period balance	$5,373	$6,084	$28,454	$2,039	$838	$4,301	$2,714	$196	$49,999

Percent of ACLL to Total ACLL
at end of period	11%	12%	57%	4%	2%	9%	5%	< 1%	100%

	Year Ended December 31, 2024
		CRE	CRE
		Owner	Non-owner	Land &	Home	Multi-	Residential	Consumer
	Commercial	Occupied	Occupied	Construction	Equity	Family	Mortgages	and Other	Total
	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(1,305)	—	—	—	—	—	—	(299)	(1,604)
Recoveries	336	27	—	—	97	—	—	—	460
Net (charge-offs) recoveries	(969)	27	—	—	97	—	—	(299)	(1,144)
Provision for (recapture of)
credit losses on loans	1,176	77	1,456	(952)	57	(318)	193	450	2,139
End of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953

Percent of ACLL to Total ACLL
at end of period	12%	11%	55%	3%	1%	10%	7%	< 1%	100%
The increase in the allowance for credit losses on loans of $1.0 million for the year ended December 31, 2025, was primarily attributed to loan growth.

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

	December 31,
	2025		2024		2023		2022		2021
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$5,373	15%	$6,060	15%	$5,853	14%	$6,617	16%	$8,414	22%
Real estate:
CRE - owner occupied	6,084	17%	5,225	17%	5,121	17%	5,751	19%	7,954	19%
CRE - non-owner occupied	28,454	38%	26,779	38%	25,323	37%	22,135	32%	17,125	29%
Land and construction	2,039	4%	1,400	4%	2,352	4%	2,941	5%	1,831	5%
Home equity	838	4%	798	4%	644	4%	666	4%	864	4%
Multifamily	4,301	8%	4,735	8%	5,053	8%	3,366	7%	2,796	7%
Residential mortgages	2,714	14%	3,618	14%	3,425	15%	5,907	16%	4,132	13%
Consumer and other	196	<1%	338	<1%	187	1%	129	1%	174	1%
Total	$49,999	100%	$48,953	100%	$47,958	100%	$47,512	100%	$43,290	100%
The ACLL totaled $50.0 million, or 1.37% of total loans, at December 31, 2025, compared to $49.0 million, or 1.40% of total loans at December 31, 2024. The allowance for credit losses on loans to total nonperforming loans was 1,797% at December 31, 2025, compared to 638% at December 31, 2024. The Company had net charge-offs of $770,000, or 0.02% of average loans, for the year ended December 31, 2025, compared to $1.1 million, or 0.03% of average loans, for the year ended December 31, 2024, and $303,000, or 0.01% of average loans, for the year ended December 31, 2023.

The following table shows the drivers of change in ACLL for the year ended December 31, 2025:

(Dollars in thousands)
ACLL at December 31, 2024	$48,953
Portfolio changes during the first quarter of 2025	(299)
Qualitative and quantitative changes during the first
quarter of 2025 including changes in economic forecasts	(392)
ACLL at March 31, 2025	48,262
Portfolio changes during the second quarter of 2025	716
Qualitative and quantitative changes during the second
quarter of 2025 including changes in economic forecasts	(345)
ACLL at June 30, 2025	48,633
Portfolio changes during the third quarter of 2025	620
Qualitative and quantitative changes during the third
quarter of 2025 including changes in economic forecasts	174
ACLL at September 30, 2025	$49,427
Portfolio changes during the fourth quarter of 2025	1,170
Qualitative and quantitative changes during the fourth
quarter of 2025 including changes in economic forecasts	(598)
ACLL at December 31, 2025	$49,999
Leases
The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company's lease agreements include options to renew at the Company's discretion. The extensions are not reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. Total assets and total liabilities included $28.5 million and $30.6 million at December 31, 2025 and December 31, 2024, respectively, as a result of recognizing right-of-use assets, which are included in other assets, and lease liabilities, included in other liabilities, related to non-cancelable operating lease agreements for office space. See Note 7 to the consolidated financial statements.
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

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits at the dates indicated:

	December 31, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Demand, noninterest-bearing	$1,308,737	27%	$1,214,192	25%
Demand, interest-bearing	957,146	19%	936,587	19%
Savings and money market	1,380,666	28%	1,325,923	28%
Time deposits — under $250	31,500	1%	38,988	1%
Time deposits — $250 and over	220,715	5%	206,755	4%
ICS/CDARS — interest-bearing demand,
money market and time deposits	1,004,322	20%	1,097,586	23%
Total deposits	$4,903,086	100%	$4,820,031	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Public funds were less than 1% of deposits at December 31, 2025 and December 31, 2024.
Total deposits increased $83.1 million, or 2% to $4.9 billion at December 31, 2025, compared to $4.8 billion at December 31, 2024.
The Company had 25,324 deposit accounts at December 31, 2025, with an average balance of $194,000, compared to 25,427 deposit accounts, with an average balance of $190,000 at December 31, 2024.
Deposits from the Bank’s top 100 client relationships, representing 23% of the total number of accounts, totaled $2.4 billion, representing 49% of total deposits, with an average account size of $415,000 at December 31, 2025. At December 31, 2024, deposits from the Bank’s top 100 client relationships, representing 22% of the total number of accounts, totaled $2.2 billion, representing 47% of total deposits, with an average account size of $400,000.
The Bank’s uninsured deposits were approximately $2.4 billion, or 48% of total deposits, at December 31, 2025, compared to $2.2 billion, or 45% of total deposits, at December 31, 2024.
At December 31, 2025, the $1.0 billion ICS/CDARS deposits were comprised of $433.1 million of interest-bearing demand deposits, $285.2 million of money market accounts and $276.0 million of time deposits. At December 31, 2024, the $1.1 billion ICS/CDARS deposits were comprised of $433.4 million of interest-bearing demand deposits, $345.5 million of money market accounts and $318.7 million of time deposits.
The following table indicates the contractual maturity schedule of the Company’s uninsured time deposits in excess of $250,000 at December 31, 2025:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$50,122	30%
Over three months through six months	38,560	23%
Over six months through twelve months	50,321	31%
Over twelve months	25,712	16%
Total	$164,715	100%
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

The contractual maturity of total deposits at December 31, 2025, are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total

	(Dollars in thousands)
Deposits (1)	$4,854,872	$47,662	$269	$283	$4,903,086
_______________________________________________________
(1)Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.
_______________________________________________________
Return on Equity and Assets
The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Year Ended
	December 31,
	2025	2024	2023
Return on average assets	0.86%	0.76%	1.22%
Return on average tangible assets (1)	0.88%	0.78%	1.26%
Return on average equity	6.86%	5.97%	9.88%
Return on average tangible common equity (1)	9.12%	8.05%	13.57%
Average equity to average assets ratio	12.49%	12.71%	12.62%

Adjusted:
Return on average assets (1)	1.01%	0.76%	1.22%
Return on average tangible common equity (1)	10.77%	8.05%	13.57%
_______________________________________________________
(1)This is a non-GAAP financial measure. A reconciliation of GAAP to non-GAAP financial measures are presented in the tables under “Reconciliation of Non-GAAP Financial Measures.”
_______________________________________________________
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
One of the measures of liquidity is the loan to deposit ratio. The loan to deposit ratio was 74.51% at December 31, 2025, compared to 72.45% at December 31, 2024.
The Company’s total liquidity and borrowing capacity at December 31, 2025 was $3.3 billion, all of which remained available. The available liquidity and borrowing capacity was 67% of the Company’s total deposits and approximately 140% of the Bank’s estimated uninsured deposits at December 31, 2025.
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

	December 31, 2025
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,229,392	$816,066	$—	$816,066
FRB discount window collateralized line of credit	1,497,471	1,193,854	—	1,193,854
Federal funds purchase arrangements	N/A	75,000	—	75,000
Total	$2,726,863	$2,084,920	$—	$2,084,920

	December 31, 2024
	Collateral	Total		Remaining
	Value	Available	Outstanding	Available
	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,989,115	$2,313,909	$—	$2,313,909
HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2025 and 2024.
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
At December 31, 2025, the Company was authorized to repurchase up to $30.0 million of the Company’s shares of its issued and outstanding common stock under a share repurchase program (the “Repurchase Program”) adopted by the Board of Directors (the "Board") in July 2024, and amended as of October 23, 2025. Under the Repurchase Program, the Company is authorized to purchase its common stock from time-to-time in open market transactions, made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, price, value and amount of any repurchases under the Repurchase Program will depend on various factors, including the market price of the Company’s common stock, trading volume, general market conditions and other corporate and economic considerations, including the best interests of our shareholders. During 2025, the Company repurchased 439,187 shares of its common stock with a weighted average price of $9.22 per share for a total of $4.0 million. At December 31, 2025, the remaining capacity under the Repurchase Program was $26.0 million.

On May 11, 2022, the Company completed a private placement offering of $40.0 million aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40.0 million aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $195,000, totaled $39.8 million at December 31, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.
The following table summarizes risk based capital, risk weighted assets, and risk based capital ratios of the consolidated Company under the Basel III requirements at the dates indicated:

	December 31,	December 31,	December 31,
	2025	2024	2023
	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$539,415	$524,204	$511,799
Additional Tier 1 capital	—	—	—
Tier 1 Capital	539,415	524,204	511,799
Tier 2 Capital	90,537	86,439	82,572
Total Capital	$629,952	$610,643	$594,371

Risk-weighted assets	$4,168,429	$3,917,931	$3,838,667
Average assets for capital purposes	$5,590,318	$5,436,274	$5,100,600

Capital ratios:
Total Capital	15.1%	15.6%	15.5%
Tier 1 Capital	12.9%	13.4%	13.3%
Common Equity Tier 1 Capital	12.9%	13.4%	13.3%
Tier 1 Leverage(1)	9.6%	9.6%	10.0%
_______________________________________________________
(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).
_______________________________________________________

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC under the Basel III requirements at the dates indicated:

	December 31,	December 31,	December 31,
	2025	2024	2024
	(Dollars in thousands)
Capital components:
Common Equity Tier 1 capital	$564,489	$543,872	$529,836
Additional Tier 1 capital	—	—	—
Tier 1 Capital	564,489	543,872	529,836
Tier 2 Capital	50,732	46,786	43,071
Total Capital	$615,221	$590,658	$572,907

Risk-weighted assets	$4,164,918	$3,914,648	$3,835,419
Average assets for capital purposes	$5,586,763	$5,432,806	$5,097,382

Capital ratios:
Total Capital	14.8%	15.1%	14.9%
Tier 1 Capital	13.6%	13.9%	13.8%
Common Equity Tier 1 Capital	13.6%	13.9%	13.8%
Tier 1 Leverage(1)	10.1%	10.0%	10.4%
_______________________________________________________
(1)Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).
_______________________________________________________
The following table presents the applicable well-capitalized regulatory guidelines and the standards for minimum capital adequacy requirements under Basel III and the regulatory guidelines for a “well-capitalized” financial institution under prompt corrective action ("PCA") regulations:

	Minimum Regulatory Requirements (1)	Well-capitalized Financial Institution PCA Regulatory Guidelines
Capital ratios:
Total Capital	10.5%	10.0%
Tier 1 Capital	8.5%	8.0%
Common equity Tier 1 Capital	7.0%	6.5%
Tier 1 Leverage	4.0%	5.0%
_______________________________________________________
(1)Includes 2.5% capital conservation buffer, except the leverage ratio.
_______________________________________________________
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
At December 31, 2025, the Company’s consolidated capital ratio exceeded regulatory guidelines and HBC’s capital ratios exceed the highest regulatory capital requirement of “well-capitalized” under Basel III prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and common equity Tier 1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2025, December 31, 2024, and December 31, 2023, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since December 31, 2025, that management believes have changed the categorization of the Company or HBC as well-capitalized.
At December 31, 2025, the Company had total shareholders’ equity of $708.6 million, compared to $689.7 million at December 31, 2024. At December 31, 2025, total shareholders’ equity included $509.6 million in common stock, $203.7 million in retained earnings, and ($4.7) million of accumulated other comprehensive loss. The book value per share was $11.55 at December 31, 2025, compared to $11.24 at December 31, 2024. Tangible common equity was $536.3 million at December 31, 2025, compared to $515.7 million at December 31, 2024. The tangible book value per share was $8.74 at December 31, 2025, compared to $8.41 at December 31, 2024. Tangible common equity and tangible book value per share are non-GAAP financial measures.
The following table reflects the components of accumulated other comprehensive loss, net of taxes, at the dates indicated:

	December 31,
Accumulated Other Comprehensive Loss	2025	2024
	(Dollars in thousands)
Actuarial losses associated with:
Supplemental executive retirement plan	$(2,747)	$(2,173)
Split dollar insurance contracts	(2,296)	(2,339)
Unrealized gain (loss) on securities available-for-sale	295	(3,656)
Unrealized gain on interest-only strip from SBA loans	28	63
Total accumulated other comprehensive loss	$(4,720)	$(8,105)
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
The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management primarily uses an interest rate shock simulation model to manage interest rate risk.

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
Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and may not be fully reflected in the interest sensitivity analysis table.

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
The following tables set forth the estimated changes in the Company’s annual net interest income and economic value of equity (a non-GAAP financial measure) that would result from the designated instantaneous parallel shift in interest rates noted, and assuming a flat balance sheet with consistent product mix, as of December 31, 2025:

	Increase/(Decrease) in
	Estimated Net
	Interest Income (1)
Change in Interest Rates	Amount	Percent
(basis points)	(Dollars in thousands)
+400	$14,125	6.5%
+300	$10,620	4.9%
+200	$7,133	3.3%
+100	$3,653	1.7%
0	—	—
−100	$(6,318)	(2.9)%
−200	$(15,742)	(7.2)%
−300	$(29,276)	(13.4)%
−400	$(40,646)	(18.6)%
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
_______________________________________________________

	Increase/(Decrease) in
	Estimated Economic
	Value of Equity (1)
Change in Interest Rates	Amount	Percent
(basis points)	(Dollars in thousands)
+400	$(3,294)	(0.2)%
+300	$1,424	0.1%
+200	$4,070	0.3%
+100	$4,349	0.3%
0	—	—
−100	$(31,732)	(2.1)%
−200	$(86,896)	(5.8)%
−300	$(167,070)	(11.2)%
−400	$(249,532)	(16.8)%
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
_______________________________________________________
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
SELECTED FINANCIAL DATA

	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2025	2024	2023	2022	2021

	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$256,999	$240,344	$232,149	$186,882	$151,362
Interest expense	71,624	79,051	51,074	8,948	7,131
Net interest income before provision for credit losses on loans	185,375	161,293	181,075	177,934	144,231
Provision for (recapture of) credit losses on loans	1,816	2,139	749	766	(3,134)
Net interest income after provision for credit losses on loans	183,559	159,154	180,326	177,168	147,365
Noninterest income	12,089	11,103	11,147	12,057	11,582
Noninterest expense	127,859	113,583	101,054	94,859	93,077
Income before income taxes	67,789	56,674	90,419	94,366	65,870
Income tax expense	19,959	16,146	25,976	27,811	18,170
Net income	$47,830	$40,528	$64,443	$66,555	$47,700

PER COMMON SHARE DATA:
Basic earnings per share	$0.78	$0.66	$1.06	$1.10	$0.79
Diluted earnings per share	$0.78	$0.66	$1.05	$1.09	$0.79
Book value per share	$11.55	$11.24	$11.00	$10.39	$9.91
Tangible book value per share (1)	$8.74	$8.41	$8.12	$7.46	$6.91
Dividend payout ratio		78.61%	49.25%	47.32%	65.56%
Weighted average number of shares outstanding — basic	61,407,520	61,270,730	61,038,857	60,602,962	60,133,821
Weighted average number of shares outstanding — diluted	61,702,095	61,527,372	61,311,318	61,090,290	60,689,062
Common shares outstanding at period-end	61,368,708	61,348,095	61,146,835	60,852,723	60,339,837

BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$1,122,669	$846,290	$1,093,201	$1,204,586	$760,649
Total loans HFI, net of deferred fees	$3,653,060	$3,491,937	$3,350,378	$3,298,550	$3,087,326
Allowance for credit losses on loans	$(49,999)	$(48,953)	$(47,958)	$(47,512)	$(43,290)
Loans, net	$3,603,061	$3,442,984	$3,302,420	$3,251,038	$3,044,036
Goodwill and other intangible assets	$172,256	$174,070	$176,258	$178,664	$181,299
Total assets	$5,764,697	$5,645,006	$5,194,095	$5,157,580	$5,499,409
Total deposits	$4,903,086	$4,820,031	$4,378,458	$4,389,604	$4,759,412
Subordinated debt, net of issuance costs	$39,805	$39,653	$39,502	$39,350	$39,925
Total shareholders’ equity	$708,566	$689,727	$672,901	$632,456	$598,028
Tangible common equity (1)	$536,310	$515,657	$496,643	$453,792	$416,729

SELECTED PERFORMANCE METRICS: (2)
Return on average assets	0.86%	0.76%	1.21%	1.23%	0.92%
Return on average tangible assets (1)	0.88%	0.78%	1.26%	1.27%	0.96%
Return on average equity	6.86%	5.97%	9.88%	10.95%	8.15%
Return on average tangible common equity (1)	9.12%	8.05%	13.57%	15.57%	11.86%
Net interest margin (FTE) (1)	3.56%	3.25%	3.68%	3.55%	3.03%
Total revenue	$197,464	$172,396	$192,222	$189,991	$155,813
Pre-provision net revenue	$69,605	$58,813	$91,168	$95,132	$62,736
Efficiency ratio	64.75%	65.88%	52.57%	49.93%	59.74%
Average net loans as a percentage of average deposits (3)	73.06%	73.01%	71.89%	66.10%	61.39%
Average total shareholders’ equity as a percentage
of average total assets	12.49%	12.71%	12.29%	11.25%	11.33%

SELECTED CREDIT QUALITY DATA: (4)
Net charge-offs (recoveries) to average loans	0.02%	0.03%	0.01%	(0.11)%	(0.07)%
Allowance for credit losses on loans to total loans	1.37%	1.40%	1.43%	1.44%	1.40%
Nonperforming loans to total loans	0.08%	0.22%	0.23%	0.07%	0.12%
Nonperforming assets to total assets	0.05%	0.14%	0.15%	0.05%	0.07%
Nonperforming assets	$2,783	$7,667	$7,707	$2,425	$3,738
Classified assets	$29,223	$41,661	$31,763	$14,544	$33,846

HERITAGE COMMERCE CORP CAPITAL RATIOS:
Tangible common equity to tangible assets (1)	9.59%	9.43%	9.90%	9.11%	7.84%
Total capital ratio	15.1%	15.6%	15.5%	14.8%	14.4%
Tier 1 capital ratio	12.9%	13.4%	13.3%	12.7%	12.3%
Common equity Tier 1 capital ratio	12.9%	13.4%	13.3%	12.7%	12.3%
Tier 1 leverage ratio	9.6%	9.6%	10.0%	9.2%	7.9%
_______________________________________________________
Notes:
(1)This is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” below.
(2)Average balances used in this table are based on daily averages.
(3)Average loans net of the average allowance for credit losses on loans and exclude loans held-for-sale.
(4)Average loans and total loans exclude loans held-for-sale.
_______________________________________________________

Quarterly Financial Data (Unaudited)
The following table discloses the Company’s selected unaudited quarterly financial data for the periods indicated:

	Quarter Ended
	12/31/2025	9/30/2025	6/30/2025	3/31/2025

	(Dollars in thousands, except per share amounts)
Interest income	$67,048	$65,094	$63,025	$61,832
Interest expense	16,626	18,306	18,220	18,472
Net interest income before provision for credit losses on loans	50,422	46,788	44,805	43,360
Provision for credit losses on loans	610	416	516	274
Net interest income after provision for credit losses on loans	49,812	46,372	44,289	43,086
Noninterest income	3,199	3,217	2,977	2,696
Noninterest expense (1)	31,042	29,026	38,335	29,456
Income before income taxes	21,969	20,563	8,931	16,326
Income tax expense	6,852	5,865	2,542	4,700
Net income	$15,117	$14,698	$6,389	$11,626
Earnings per common share
Basic	$0.25	$0.24	$0.10	$0.19
Diluted	$0.25	$0.24	$0.10	$0.19
Average total deposits	$4,895,841	$4,687,294	$4,618,007	$4,717,517
Average total loans	$3,565,638	$3,521,005	$3,506,768	$3,431,304
Average noninterest-bearing deposits	$1,288,941	$1,187,357	$1,146,494	$1,167,330
_______________________________________________________
(1) During the second quarter of 2025, the Company recorded expenses of $9.2 million, primarily due to pre-tax charges related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and PAGA lawsuit that alleged the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch. During the fourth of 2025, the Company recorded expenses of $2.1 million due to pre-tax charges related to the announced pending merger with CVBF.
_______________________________________________________

	Quarter Ended
	12/31/2024	9/30/2024	6/30/2024	3/31/2024

	(Dollars in thousands, except per share amounts)
Interest income	$64,043	$60,852	$58,489	$56,960
Interest expense	20,448	21,523	19,622	17,458
Net interest income before provision for credit losses on loans	43,595	39,329	38,867	39,502
Provision for credit losses on loans	1,331	153	471	184
Net interest income after provision for credit losses on loans	42,264	39,176	38,396	39,318
Noninterest income	2,775	2,826	2,864	2,638
Noninterest expense	30,304	27,555	28,188	27,536
Income before income taxes	14,735	14,447	13,072	14,420
Income tax expense	4,114	3,940	3,838	4,254
Net income	$10,621	$10,507	$9,234	$10,166
Earnings per common share
Basic	$0.17	$0.17	$0.15	$0.17
Diluted	$0.17	$0.17	$0.15	$0.17
Average total deposits	$4,771,491	$4,525,946	$4,394,545	$4,360,150
Average total loans	$3,390,989	$3,361,140	$3,329,861	$3,299,989
Average noninterest-bearing deposits	$1,222,393	$1,172,304	$1,127,145	$1,177,078

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
Management considers adjusted performance metrics, which exclude the $9.2 million of pre-tax charges primarily related to a legal settlement in the second quarter of 2025 and $2.1 million of pre-tax merger-related costs in the fourth quarter of 2025, for the year ended December 31, 2025, and $4.5 million of pre-tax charges primarily related to a reserve for a legal settlement during the year ended December 31, 2021, a useful measurement of the Company’s profitability compared to other periods presented.
During the second quarter of 2025, the Company recorded pre-tax expenses of $9.2 million included in the other noninterest expense on the Company’s consolidated income statement, primarily due to charges related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and California Private Attorneys General Act (“PAGA”) lawsuit that alleged the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch. During the fourth quarter of 2025, the Company recorded pre-tax expenses of $2.1 million included in the other noninterest expense on the Company’s consolidated income statement, primarily due to charges related to investment banker and legal fees resulting from the pending merger with CVBF. Certain merger-related costs are not tax deductible. During the year ended December 31, 2021, the Company recorded pre-tax charges of $4.5 million primarily related to a reserve for a litigation matter that settled in second quarter of 2021.
The following table summarizes components of net income and diluted earnings per share for the periods indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except per share amount)
Reported net income (GAAP)	$47,830	$40,528	$64,443	$66,555	$47,700
Add: pre-tax legal settlement, merger and other charges	11,251	—	—	—	4,500
Less: related income taxes	(2,633)	—	—	—	(1,283)
Adjusted net income (non-GAAP)	$56,448	$40,528	$64,443	$66,555	$50,917

Weighted average shares outstanding - diluted	61,702,095	61,527,372	61,311,318	61,090,290	60,689,062

Reported diluted earnings per share (GAAP)	$0.78	$0.66	$1.05	$1.09	$0.79

Adjusted diluted earnings per share (non-GAAP)	$0.91	$0.66	$1.05	$1.09	$0.84

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
The following table summarizes components of FTE net interest income of the Company for the periods indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Net interest income before
credit losses on loans (GAAP)	$185,375	$161,293	$181,075	$177,934	$144,231
Tax-equivalent adjustment on securities - exempt from Federal tax	221	237	251	288	419
Net interest income, FTE (non-GAAP)	$185,596	$161,530	$181,326	$178,222	$144,650

Average balance of total interest earning assets	$5,207,770	$4,967,582	$4,923,254	$5,019,807	$4,773,597

Net interest margin (annualized net interest income divided by the
average balance of total interest earnings assets) (GAAP)	3.56%	3.25%	3.68%	3.54%	3.02%

Net interest margin, FTE (annualized net interest income, FTE, divided
by the average balance of total interest earnings assets) (non-GAAP)	3.56%	3.25%	3.68%	3.55%	3.03%

Management views its PPNR as a key metric for assessing the Company’s earnings power. The following table summarizes the components of PPNR for the periods indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Net interest income before credit losses on loans	$185,375	$161,293	$181,075	$177,934	$144,231
Noninterest income	12,089	11,103	11,147	12,057	11,582
Total revenue	197,464	172,396	192,222	189,991	155,813
Less: Noninterest expense	(127,859)	(113,583)	(101,054)	(94,859)	(93,077)
Reported PPNR	69,605	58,813	91,168	95,132	62,736
Add: pre-tax legal settlement, merger and other charges	11,251	—	—	—	4,500
Adjusted PPNR	$80,856	$58,813	$91,168	$95,132	$67,236
The efficiency ratio is a non-GAAP financial measure, which is calculated by dividing noninterest expense by total revenue (net interest income plus noninterest income), and measures how much it costs to produce one dollar of revenue. The following table summarizes components of the efficiency ratio of the Company for the periods indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Reported noninterest expense (GAAP)	$127,859	$113,583	$101,054	$94,859	$93,077
Less: pre-tax legal settlement, merger and other charges	(11,251)	—	—	—	(4,500)
Adjusted noninterest expense (non-GAAP)	$116,608	$113,583	$101,054	$94,859	$88,577

Net interest income before provision
for credit losses on loans	$185,375	$161,293	$181,075	$177,934	$144,231
Noninterest income	12,089	11,103	11,147	12,057	11,582
Total revenue	$197,464	$172,396	$192,222	$189,991	$155,813

Reported efficiency ratio (noninterest expense
divided by total revenue) (GAAP)	64.75%	65.88%	52.57%	49.93%	59.74%

Adjusted efficiency ratio (adjusted noninterest
expense divided by total revenue) (non-GAAP)	59.05%	65.88%	52.57%	49.93%	56.85%

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
The following table summarizes components of the annualized return on average tangible assets and the annualized return on average tangible common equity for the periods indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Reported net income (GAAP)	$47,830	$40,528	$64,443	$66,555	$47,700
Add: pre-tax legal settlement, merger and other charges	11,251	—	—	—	4,500
Less: related income taxes	(2,633)	—	—	—	(1,283)
Adjusted net income (non-GAAP)	$56,448	$40,528	$64,443	$66,555	$50,917

Average Assets (GAAP)	$5,583,975	$5,338,705	$5,289,375	$5,401,220	5,166,294

Reported annualized return on average assets (GAAP)	0.86%	0.76%	1.22%	1.23%	0.92%

Adjusted annualized return on average assets (non-GAAP)	1.01%	0.76%	1.22%	1.23%	0.99%

Average tangible common equity components:
Average Equity (GAAP)	$697,463	$678,543	$652,449	$607,603	$585,156
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(5,578)	(7,589)	(9,905)	(12,430)	(15,256)
Total Average Tangible Common Equity (non-GAAP)	$524,254	$503,323	$474,913	$427,542	$402,269

Reported annualized return on average equity (GAAP)	6.86%	5.97%	9.88%	10.95%	8.15%
Adjusted annualized return on average equity (non-GAAP)	8.09%	5.97%	9.88%	10.95%	8.70%

Reported annualized return on average tangible
common equity (non-GAAP)	9.12%	8.05%	13.57%	$15.57%	$11.86%

Adjusted annualized return on average tangible
common equity (non-GAAP)	10.77%	8.05%	13.57%	15.57%	12.66%

The following table summarizes components of the tangible common equity to tangible assets ratio of the Company at the dates indicated:

	December 31,
	2025	2024	2023	2022	2021

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$708,566	$689,727	$672,901	$632,456	$598,028
Less: Preferred Stock	—	—	—	—	—
Total Common Equity	708,566	689,727	672,901	632,456	598,028
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(4,625)	(6,439)	(8,627)	(11,033)	(13,668)
Total Tangible Common Equity (non-GAAP)	$536,310	$515,657	$496,643	$453,792	$416,729

Asset components:
Total Assets (GAAP)	$5,764,697	$5,645,006	$5,194,095	$5,157,580	$5,499,409
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(4,625)	(6,439)	(8,627)	(11,033)	(13,668)
Total Tangible Assets (non-GAAP)	$5,592,441	$5,470,936	$5,017,837	$4,978,916	$5,318,110

Tangible common equity to tangible assets (non-GAAP)	9.59%	9.43%	9.90%	9.11%	7.84%
The following table summarizes components of the tangible common equity to tangible assets ratio of HBC at the dates indicated:

	December 31,
	2025	2024	2023	2022	2021

	(Dollars in thousands)
Capital components:
Total Equity (GAAP)	$733,802	$709,379	$690,918	$649,545	$616,108
Less: Preferred Stock	—	—	—	—	—
Total Common Equity	733,802	709,379	690,918	649,545	616,108
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(4,625)	(6,439)	(8,627)	(11,033)	(13,668)
Total Tangible Common Equity (non-GAAP)	$561,546	$535,309	$514,660	$470,881	$434,809

Asset components:
Total Assets (GAAP)	$5,760,786	$5,641,646	$5,190,829	$5,157,093	$5,496,724
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(4,625)	(6,439)	(8,627)	(11,033)	(13,668)
Total Tangible Assets (non-GAAP)	$5,588,530	$5,467,576	$5,014,571	$4,978,429	$5,315,425

Tangible common equity to tangible assets (non-GAAP)	10.05%	9.79%	10.26%	9.46%	8.18%

The following table summarizes components of the tangible book value per share at the dates indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Capital components:
Total Equity (GAAP)	$708,566	$689,727	$672,901	$632,456	$598,028
Less: Preferred Stock	—	—	—	—	—
Total Common Equity	708,566	689,727	672,901	632,456	598,028
Less: Goodwill	(167,631)	(167,631)	(167,631)	(167,631)	(167,631)
Less: Other Intangible Assets	(4,625)	(6,439)	(8,627)	(11,033)	(13,668)
Total Tangible Common Equity (non-GAAP)	536,310	515,657	496,643	453,792	416,729
Add: pre-tax legal settlement, merger and other charges	15,751	4,500	4,500	4,500	4,500
Less: related income taxes	(3,916)	(1,283)	(1,283)	(1,283)	(1,283)
Adjusted tangible common equity (non-GAAP)	$548,145	$518,874	$499,860	$457,009	$419,946

Common shares outstanding at period-end	61,368,708	61,348,095	61,146,835	60,852,723	60,339,837

Reported tangible book value per share (non-GAAP)	$8.74	$8.41	$8.12	$7.46	$6.91

Adjusted tangible book value per share (non-GAAP)	$8.93	$8.46	$8.17	$7.51	$6.96

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. At December 31, 2025, the Company did not use interest rate derivatives to hedge its interest rate risk.
The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 102 through 156.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at December 31, 2025. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2025, the period covered by this report.
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
Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective at December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2025 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Number of securities
remaining available for
	Number of securities to		Weighted average	future issuance under
	be issued upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by
security holders	1,819,990	(1)	$11.12	410,508	(2)
Equity compensation plans not approved by
security holders	N/A		N/A	N/A
_____________________________________________________
(1)Consists of 1,673,916 options to acquire shares under the Company’s 2013 Equity Incentive Plan, 20,000 options to acquire shares under the Company’s 2023 Equity Incentive Plan, and the aggregate amount of 126,074 stock options assumed from the Presidio stock option and equity incentive plans.
(2)Available under the Company’s 2023 Equity Incentive Plan.
_______________________________________________________
(b) Information required by this item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)FINANCIAL STATEMENTS
The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 102 through 156.
(2)FINANCIAL STATEMENT SCHEDULES
All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.
(3)EXHIBITS
The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
*2.1
Agreement and Plan of Reorganization and Merger, dated December 17, 2025, by and between Heritage Commerce Corp and CVB Financial Corp (incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 8-K filed on December 17, 2025).

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

3.4	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013).
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on March 11, 2020).
**10.1	Heritage Commerce Corp Management Cash Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 28, 2022).
**10.2	Non-qualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 31, 2005).
**10.3	Employment Agreement with Seth Fonti, dated July 24, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 24, 2025).
**10.4	Employment Agreement with Robertson Clay Jones, dated September 15, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2022).

Exhibit Number	Description
**10.5	Employment Agreement with Chris Edmonds-Waters, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2024).
**10.6	Employment Agreement with Deborah K. Reuter, dated March 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2023).
**10.7†	Amended and Restated Employment Agreement with Glen Shu, dated February 1, 2024 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed March 11, 2024).
**10.8†	Employment Agreement with Thomas A. Sa, dated September 26, 2024 (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on October 2, 2024).
**10.9†	Amended and Restated Employment Agreement with Susan Just, dated February 1, 2024 (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed March 11, 2024).
**10.10†	Employment Agreement with Dustin Warford, dated February 1, 2024 (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed March 11, 2024).
**10.11	Employment Agreement with Janisha Sabnani, dated February 3, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2025).
**10.12	Heritage Commerce Corp 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
**10.13	Amendment No. 1 to Heritage Commerce Corp 2013 Equity Incentive Plan, dated May 25, 2017 (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement, filed April 19, 2017).
**10.14	Amendment No. 2 to Heritage Commerce Corp 2013 Equity Incentive Plan, dated May 21, 2020 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement, filed April 15, 2020).
**10.15	Form of Restricted Stock Agreement for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
**10.16	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed July 15, 2013).
**10.17	Form of Restricted Stock Unit Agreement (serviced-based) for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 9, 2023).
**10.18
Form of Restricted Stock Unit Agreement (performance-based) for 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed March 9, 2023).

**10.19	Heritage Commerce Corp 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement filed April 13, 2023).
**10.20
2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 30, 2008).

**10.21	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed March 17, 2008).
**10.22	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 17, 2008).
**10.23
First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Jack Conner and the Company (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed January 2, 2009).

**10.24
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 23, 2009).

**10.25	Presidio Bank Amended and Restated 2006 Stock Options Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Statement on Form S-8 filed October 15, 2019).

Exhibit Number	Description
*10.26	Presidio Bank 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Statement on Form S-8 filed October 15, 2019).
19.1	Heritage Commerce Corp Insider Trading Policy, filed herewith.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed March 3, 2017).
23.1	Consent of Crowe LLP, filed herewith.
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
***32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
***32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
97.1	Heritage Commerce Corp Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed March 11, 2024).
101.INS	Inline XBRL Instance Document, filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.
104	Cover Page Interactive Data (formatted as inline XBRL and contained in Exhibits 101).
_______________________________________________________
* Confidential disclosure schedules omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. The Company undertakes to furnish supplemental copies of any omitted schedules to the SEC upon request.
** Management contract or compensatory plan or arrangement.
*** Furnished and not filed.
†Certain identified information has been excluded from the exhibit pursuant to Regulation S-K Item 601(b)(10)(iv) because it is both (i) not material and (ii) is the type that the Company customarily treats as private or confidential.
_______________________________________________________
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE COMMERCE CORP

	BY:	/s/ ROBERTSON CLAY JONES
Robertson Clay Jones
DATE: March 9, 2026		Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. ABATE	Director	March 9, 2026
Christopher J. Abate

/s/ JULIANNE M. BIAGINI-KOMAS	Director and Chair of the Board	March 9, 2026
Julianne M. Biagini-Komas

/s/ BRUCE H. CABRAL	Director	March 9, 2026
Bruce H. Cabral

/s/ JACK W. CONNER	Director and Chair Emeritus of the Board	March 9, 2026
Jack W. Conner

/s/ SETH FONTI	Executive Vice President and Chief Financial Officer	March 9, 2026
Seth Fonti	(Principal Financial Officer)

/s/ STEPHEN G. HEITEL	Director	March 9, 2026
Stephen G. Heitel

/s/ KAMRAN F. HUSAIN	Director	March 9, 2026
Kamran F. Husain

/s/ ROBERTSON CLAY JONES	Director and Chief Executive Officer	March 9, 2026
Robertson Clay Jones	(Principal Executive Officer)

/s/ MARINA H. PARK SUTTON	Director	March 9, 2026
Marina H. Park Sutton

/s/ JEANNIE TAM	Senior Vice President and Chief Accounting Officer	March 9, 2026
Jeannie Tam	(Principal Accounting Officer)

HERITAGE COMMERCE CORP
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors
of Heritage Commerce Corp
San Jose, California
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses on Loans – Macroeconomic Variables
As described in Notes 1 and 4 to the consolidated financial statements, the Allowance for Credit Losses on Loans (“ACLL”) represents the Company’s estimate of expected credit losses over the contractual life of the Company’s held for investment loan portfolio. The estimate is based on historical experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2025, the Company’s ACLL was $49,999,000, and the provision for credit losses on loans was $1,816,000 for the year then ended.
The Company estimates expected credit losses using a quantitative model and qualitative adjustments. The quantitative component is calculated using a discounted cash flow (DCF) methodology that incorporates loan-level cash flow estimates by segment, based on peer and bank historical loss correlations with certain economic factors (“macroeconomic variables”). The macroeconomic variables the Company has selected include the California unemployment rate, California gross domestic product, California home price index, and a national CRE value index. These variables are evaluated and updated as economic conditions change. The Company then applies qualitative factor adjustments to the modeled results for risks not fully captured in the model, including changes in economic conditions, collateral values, concentrations of credit risk, portfolio credit quality, delinquency trends, and other internal and external factors.
We have identified auditing the macroeconomic variables used in the allowance for credit losses on loans as a critical audit matter as management’s estimation of the allowance for credit losses on loans involves subjective judgments and assumptions, including the selection and application of the macroeconomic variables. As a result, our audit procedures required challenging and subjective auditor judgment and significant audit effort to evaluate management’s judgments in developing macroeconomic variables, including the involvement of our valuation services specialists.
The primary audit procedures performed to address this critical audit matter included the following:
•Testing the operating effectiveness of the Company’s controls over the:
◦Review of the selection and application of macroeconomic variables and related forecast scenarios.
◦Review over the relevance and reliability of external data used in the analysis to select the macroeconomic variables.
◦Review of the reasonableness of the calculation output and tested the completeness and accuracy of inputs used in the quantitative model.
•Substantive testing included:
◦Evaluating the relevance and reliability of the data and reasonableness of the macroeconomic variables used in the forecast model.
◦Evaluating the reasonableness of the selection and application of the macroeconomic variables used in the reasonable and supportable forecast period.
◦Testing the completeness and accuracy of inputs used in the quantitative model.
◦Evaluating the reasonableness of the calculation output.

/s/ Crowe LLP
Crowe LLP
We have served as the Company's auditor since 2005.
Oakbrook Terrace, Illinois
March 9, 2026

HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

	(Dollars in thousands)
Assets
Cash and due from banks	$21,682	$29,864
Other investments and interest-bearing deposits in other financial institutions	625,346	938,259
Total cash and cash equivalents	647,028	968,123
Securities available-for-sale, at fair value	592,958	256,274
Securities held-to-maturity, at amortized cost, net of allowance for credit losses of $11 and $12,
(fair value of $465,767 and $497,012, respectively)	529,711	590,016
Loans held-for-sale - SBA, at lower of cost or fair value, including deferred costs	1,322	2,375
Loans, net of deferred fees	3,653,060	3,491,937
Allowance for credit losses on loans	(49,999)	(48,953)
Loans, net	3,603,061	3,442,984
Federal Home Loan Bank ("FHLB"), Federal Reserve Bank ("FRB") stock and other investments, at cost	32,568	32,556
Company-owned life insurance	83,423	81,211
Premises and equipment, net	9,213	10,140
Goodwill	167,631	167,631
Other intangible assets	4,625	6,439
Accrued interest receivable and other assets	93,157	87,257
Total assets	$5,764,697	$5,645,006

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$1,308,737	$1,214,192
Demand, interest-bearing	957,146	936,587
Savings and money market	1,380,666	1,325,923
Time deposits - under $250	31,500	38,988
Time deposits - $250 and over	220,715	206,755
Insured Cash Sweep ("ICS")/Certificates of Deposit Account Registry Service ("CDARS") -
interest-bearing demand, money market and time deposits	1,004,322	1,097,586
Total deposits	4,903,086	4,820,031
Subordinated debt, net of issuance costs	39,805	39,653
Accrued interest payable and other liabilities	113,240	95,595
Total liabilities	5,056,131	4,955,279

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding
at December 31, 2025 and December 31, 2024	—	—
Common stock, no par value; 100,000,000 shares authorized;
61,368,708 and 61,348,095 shares issued and outstanding, respectively	509,611	510,070
Retained earnings	203,675	187,762
Accumulated other comprehensive loss	(4,720)	(8,105)
Total shareholders' equity	708,566	689,727
Total liabilities and shareholders' equity	$5,764,697	$5,645,006

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$196,823	$182,983	$177,628
Securities, taxable	26,451	20,817	27,351
Securities, exempt from Federal tax	830	890	945
Other investments, interest-bearing deposits
in other financial institutions and Federal funds sold	32,895	35,654	26,225
Total interest income	256,999	240,344	232,149

Interest expense:
Deposits	69,472	76,899	47,557
Short-term borrowings	—	—	1,365
Subordinated debt	2,152	2,152	2,152
Total interest expense	71,624	79,051	51,074

Net interest income before provision for credit losses on loans	185,375	161,293	181,075
Provision for credit losses on loans	1,816	2,139	749
Net interest income after provision for credit losses on loans	183,559	159,154	180,326

Noninterest income:
Service charges and fees on deposit accounts	3,688	3,561	4,341
FHLB and FRB stock dividends	2,353	2,355	2,149
Increase in cash surrender value of life insurance	2,213	2,097	2,031
Termination fees	435	177	154
Servicing income	302	365	400
Gain on sales of SBA loans	215	473	482
Gain on proceeds from company owned life insurance	—	219	125
Other	2,883	1,856	1,465
Total noninterest income	12,089	11,103	11,147

Noninterest expense:
Salaries and employee benefits	66,537	63,952	56,862
Occupancy and equipment	9,944	10,226	9,490
Professional fees	6,233	5,416	4,350
Other	45,145	33,989	30,352
Total noninterest expense	127,859	113,583	101,054
Income before income taxes	67,789	56,674	90,419
Income tax expense	19,959	16,146	25,976
Net income	$47,830	$40,528	$64,443

Earnings per common share:
Basic	$0.78	$0.66	$1.06
Diluted	$0.78	$0.66	$1.05
See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	December 31,
	2025	2024	2023

	(Dollars in thousands)
Net income	$47,830	$40,528	$64,443
Other comprehensive income:
Change in net unrealized holding gains on
available-for-sale securities and I/O strips	5,544	4,839	6,148
Deferred income taxes	(1,628)	(1,403)	(1,783)
Change in unrealized gains on securities and I/O strips,
net of deferred income taxes	3,916	3,436	4,365

Change in net pension and other benefit plan liability adjustment	(771)	1,491	(458)
Deferred income taxes	240	(302)	219
Change in pension and other benefit plan liability, net of
deferred income taxes	(531)	1,189	(239)
Other comprehensive income	3,385	4,625	4,126
Total comprehensive income	$51,215	$45,153	$68,569
See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2025, 2024 and 2023
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

	(Dollars in thousands, except per share data)
Balance, January 1, 2023	60,852,723	$502,923	$146,389	$(16,856)	$632,456
Net income	—	—	64,443	—	64,443
Other comprehensive income, net of taxes	—	—	—	4,126	4,126
Issuance of restricted stock awards, net	73,446	—	—	—	—
Net amortization of restricted stock awards	—	1,404	—	—	1,404
Cash dividend declared $0.52 per share	—	—	(31,740)	—	(31,740)
Restricted stock units ("RSUs") and performance-based
restricted stock units ("PRSUs") expense, net of taxes	—	392	—	—	392
Stock option expense, net of forfeitures and taxes	—	600	—	—	600
Stock options exercised	220,666	1,220	—	—	1,220
Balance, December 31, 2023	61,146,835	506,539	179,092	(12,730)	672,901
Net income	—	—	40,528	—	40,528
Other comprehensive income, net of taxes	—	—	—	4,625	4,625
Issuance of restricted stock awards, net	25,908	—	—	—	—
Net amortization of restricted stock awards	—	916	—	—	916
Cash dividend declared $0.52 per share	—	—	(31,858)	—	(31,858)
RSUs and PRSUs expense, net of taxes	—	1,409	—	—	1,409
RSUs vested	35,837	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	516	—	—	516
Stock options exercised	139,515	690	—	—	690
Balance, December 31, 2024	61,348,095	510,070	187,762	(8,105)	689,727
Net income	—	—	47,830	—	47,830
Other comprehensive income, net of taxes	—	—	—	3,385	3,385
Issuance of restricted stock awards, net	77,015	—	—	—	—
Net amortization of restricted stock awards	—	621	—	—	621
Cash dividend declared $0.52 per share	—	—	(31,917)	—	(31,917)
RSUs and PRSUs expense, net of taxes	—	965	—	—	965
RSUs vested	154,893	—	—	—	—
Stock option expense, net of forfeitures and taxes	—	352	—	—	352
Common stock repurchased	(439,187)	(4,049)	—	—	(4,049)
Stock options exercised	227,892	1,652	—	—	1,652
Balance, December 31, 2025	61,368,708	$509,611	$203,675	$(4,720)	$708,566
See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,830	$40,528	$64,443
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities	(819)	(2,582)	(4,822)
Gain on sale of SBA loans	(215)	(473)	(482)
Proceeds from sale of SBA loans originated for sale	3,145	6,469	8,035
SBA loans originated for sale	(2,615)	(6,166)	(7,302)
Provision for credit losses on loans	1,816	2,139	749
Increase in cash surrender value of life insurance	(2,213)	(2,097)	(2,031)
Depreciation and amortization	1,304	1,341	1,115
Amortization of other intangible assets	1,814	2,188	2,406
Stock option expense, net	352	516	600
RSUs and PRSUs expense	965	1,409	392
Amortization of restricted stock awards, net	621	916	1,404
Amortization of subordinated debt issuance costs	152	151	152
Gain on proceeds from company-owned life insurance	—	(219)	(125)
Effect of changes in:
Accrued interest receivable and other assets	(7,336)	4,044	2,411
Accrued interest payable and other liabilities	16,874	(9,193)	6,065
Net cash provided by operating activities	61,675	38,971	73,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(555,713)	(30,263)	—
Maturities/paydowns/calls of securities available-for-sale	226,147	225,064	59,014
Maturities/paydowns/calls of securities held-to-maturity	59,599	59,566	63,376
Net change in loans	(161,155)	(142,703)	(52,131)
Changes in FHLB stock and other investments	(12)	(16)	(18)
Proceeds from redemption of company-owned life insurance	—	594	1,612
Purchase of premises and equipment	(377)	(1,624)	(1,671)
Net cash (used in) provided by investing activities	(431,511)	110,618	70,182

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	83,055	441,573	(11,146)
Exercise of stock options	1,652	690	1,220
Payment of cash dividends	(31,917)	(31,858)	(31,740)
Repurchase shares of the Company common stock	(4,049)	—	—
Net cash provided by (used in) financing activities	48,741	410,405	(41,666)
Net increase (decrease) in cash and cash equivalents	(321,095)	559,994	101,526
Cash and cash equivalents, beginning of period	968,123	408,129	306,603
Cash and cash equivalents, end of period	$647,028	$968,123	$408,129

Supplemental disclosures of cash flow information:
Interest paid	$72,076	$77,237	$46,834
Income taxes paid, net	21,458	13,219	28,340

Supplemental schedule of non-cash activity:
Recording of right of use assets in exchange for lease obligations	—	3,045	541
Transfer of loans held-for-sale to loan portfolio	738	—	—
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
Merger Agreement with CVB Financial Corp.
On December 17, 2025, CVB Financial Corp. ("CVBF") and the Company jointly announced that they have entered into a definitive merger agreement. Under the terms of the agreement, the Company will merge with and into CVBF in an all-stock transaction valued at approximately $811,000,000, or $13.00 per HTBK share, based on CVBF’s closing stock price on December 16, 2025. The value of the transaction is based on a specified closing price and is subject to CVBF stock price fluctuations. Upon completion, the combination is expected to create a top-performing California business bank with approximately $22,000,000,000 in assets, more than 75 offices and branches, and a deeply rooted presence in the State’s key economic centers. The proposed merger has been unanimously approved by the respective Boards of Directors of both companies and is expected to close in the second quarter of 2026, subject to customary regulatory approvals, the Company's and CVBF's shareholder approvals, and other closing conditions. For more information, please refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025.
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
Other securities are comprised primarily of tax exempt municipal securities. At December 31, 2025, all of these securities are rated A-AAA or equivalent (defined as investment grade). The issuers in these securities are primarily municipal entities and school districts.
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
In accordance with ASC 326, the Company elected to not measure an allowance for credit losses on accrued interest. As such accrued interest is written off in a timely manner when deemed uncollectible. Any such write-off of accrued interest will reverse previously recognized interest income. In addition, the Company elected to not include accrued interest within presentation and disclosures of the carrying amount of financial assets held at amortized cost. This election is applicable to the various disclosures included within the Company's financial statements. Accrued interest related to financial assets held at amortized cost is included within accrued interest receivable and other assets within the Company's Consolidated Balance Sheets and totaled $16,379,000 at December 31, 2025 and $14,940,000 at December 31, 2024.
The risk characteristics of each loan portfolio segment are as follows:
Commercial
Commercial loans primarily rely on the identified cash flows of the borrower for repayment and secondarily on the underlying collateral provided by the borrower. However, the cash flows of the borrowers may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable, inventory or equipment and may incorporate a personal guarantee; however, some loans may be unsecured. Included in commercial loans are $118,503,000 of Bay View Funding factored receivables at December 31, 2025, compared to $68,897,000 at December 31, 2024.
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
Foreclosed Assets
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2025 and 2024.

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
Reclassifications
Certain items in the consolidated financial statements for the years ended December 31, 2024 and 2023 were reclassified to conform to the 2025 presentation. These reclassifications did not affect previously reported net income or shareholders’ equity.
Adoption of New Accounting Standards
In December 2023, FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company adopted this guidance, retrospectively, and the updated disclosures are included in “Note 11 - Income Taxes.”

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

2) Accumulated Other Comprehensive Income (“AOCI”)
The following table reflects the changes in AOCI by component for the periods indicated:

	Year Ended December 31, 2025 and 2024
	Unrealized Gains/(Losses) on Available- for-Sale Securities and I/O Strips	Defined Benefit Pension Plan Items (1)	Total

	(Dollars in thousands)
Beginning balance January 1, 2025, net of taxes	$(3,593)	$(4,512)	$(8,105)
Other comprehensive income before reclassification,
net of taxes	3,916	(382)	3,534
Amounts reclassified from other comprehensive loss,
net of taxes	—	(149)	(149)
Net current period other comprehensive income,
net of taxes	3,916	(531)	3,385

Ending balance December 31, 2025, net of taxes	$323	$(5,043)	$(4,720)

Beginning balance January 1, 2024, net of taxes	$(7,029)	$(5,701)	$(12,730)
Other comprehensive income before reclassification,
net of taxes	3,436	1,263	4,699
Amounts reclassified from other comprehensive loss,
net of taxes	—	(74)	(74)
Net current period other comprehensive income,
net of taxes	3,436	1,189	4,625
Ending balance December 31, 2024, net of taxes	$(3,593)	$(4,512)	$(8,105)
_________________________________________________________
(1)This AOCI component is included in the computation of net periodic benefit cost (see Note 13—Benefit Plans) and includes split-dollar life insurance benefit plan.
_________________________________________________________

	Amounts Reclassified from AOCI Year Ended December 31,			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2025	2024	2023

	(Dollars in thousands)
Amortization of defined benefit pension plan items (1)
Prior transition obligation and actuarial losses (2)	$258	$209	$191
Prior service cost and actuarial losses (3)	(48)	(104)	(53)
	210	105	138	Other noninterest expense
	(61)	(31)	(40)	Income tax (expense) benefit
	149	74	98	Net of tax
Total reclassification from AOCI for the period	$149	$74	$98
_________________________________________________________
(1)This AOCI component is included in the computation of net periodic benefit cost (see Note 13 — Benefit Plans).
(2)This is related to the split dollar life insurance benefit plan.

(3)This is related to the supplemental executive retirement plan.
_________________________________________________________
3) Securities
The amortized cost and estimated fair value of securities at year-end were as follows:

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$281,480	$1,708	$(2,269)	$—	$280,919
Collateralized mortgage obligations	256,258	723	(251)	—	256,730
U.S. Treasury	54,687	622	—	—	55,309
Total	$592,425	$3,053	$(2,520)	$—	$592,958

December 31, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized (Losses)	Estimated Fair Value	Allowance for Credit Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$502,381	$289	$(63,857)	$438,813	$—
Municipals - exempt from Federal tax	27,341	1	(388)	26,954	(11)
Total	$529,722	$290	$(64,245)	$465,767	$(11)

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$187,095	$—	$(912)	$—	$186,183
Agency mortgage-backed securities	74,239	—	(4,148)	—	70,091
Total	$261,334	$—	$(5,060)	$—	$256,274

December 31, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized (Losses)	Estimated Fair Value	Allowance for Credit Losses

	(Dollars in thousands)
Securities held-to-maturity:
Agency mortgage-backed securities	$559,548	$—	$(91,585)	$467,963	$—
Municipals - exempt from Federal tax	30,480	—	(1,431)	29,049	(12)
Total	$590,028	$—	$(93,016)	$497,012	$(12)

Securities with unrealized losses at year end, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in an unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$90,437	$(290)	$41,717	$(1,979)	$132,154	$(2,269)
Collateralized mortgage obligations	103,768	(251)	—	—	103,768	(251)
Total	$194,205	$(541)	$41,717	$(1,979)	$235,922	$(2,520)

Securities held-to-maturity:
Agency mortgage-backed securities	$—	$—	$428,790	$(63,857)	$428,790	$(63,857)
Municipals — exempt from Federal tax	305	—	19,758	(388)	20,063	(388)
Total	$305	$—	$448,548	$(64,245)	$448,853	$(64,245)

	Less Than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$9,778	$(4)	$176,405	$(908)	$186,183	$(912)
Agency mortgage-backed securities	20,383	(100)	49,708	(4,048)	70,091	(4,148)
Total	$30,161	$(104)	$226,113	$(4,956)	$256,274	$(5,060)

Securities held-to-maturity:
Agency mortgage-backed securities	$10,280	$(53)	$456,906	$(91,532)	$467,186	$(91,585)
Municipals — exempt from Federal tax	4,076	(65)	23,733	(1,366)	27,809	(1,431)
Total	$14,356	$(118)	$480,639	$(92,898)	$494,995	$(93,016)
There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. At December 31, 2025, the Company held 392 securities (141 available-for-sale and 251 held-to-maturity), of which 340 had fair values below amortized cost. The unrealized losses were due to higher interest rates at period end compared to when the securities were purchased. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value.

The amortized cost and fair value of debt securities as of December 31, 2025, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value

	(Dollars in thousands)
Due after three months through one year	$14,980	$15,063
Due after one through five years	39,707	40,246
Agency mortgage-backed securities and
collateralized mortgage obligations	537,738	537,649
Total	$592,425	$592,958

	Held-to-maturity
	Amortized Cost (1)	Estimated Fair Value

	(Dollars in thousands)
Due after three months through one year	$690	$686
Due after one through five years	12,666	12,490
Due after five through ten years	13,985	13,778
Agency mortgage-backed securities	502,381	438,813
Total	$529,722	$465,767
_________________________________________________________
(1)Gross of the allowance for credit losses of ($11,000) at December 31, 2025 and ($12,000) at December 31, 2024.
_________________________________________________________
Securities with amortized cost of $529,139,000 and $753,369,000 as of December 31, 2025 and 2024, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law or contract.
The allowance for credit losses on the Company’s held-to-maturity debt securities is presented as a reduction to the amortized cost basis of held-to-maturity securities on the Company’s Consolidated Balance Sheet. The table below presents a roll-forward by major security type for the year ended December 31, 2025 of the allowance for credit losses on debt securities held-to-maturity held at period end:

Municipals
(Dollars in thousands)
Beginning balance January 1, 2025	$12
Provision for (recapture of) credit losses	(1)
Ending balance December 31, 2025	$11
The change in the allowance for credit losses on the Company’s held-to-maturity debt securities was immaterial due to stable balances and bond ratings for the Company’s municipal investment securities at December 31, 2025 compared to December 31, 2024.
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

Loan Distribution
Loans by portfolio segment and the allowance for credit losses on loans were as follows at the dates indicated:

	December 31, 2025	December 31, 2024

	(Dollars in thousands)
Loans held-for-investment:
Commercial	$550,362	$531,350
Real estate:
CRE - owner occupied	623,293	601,636
CRE - non-owner occupied	1,475,061	1,341,266
Land and construction	133,558	127,848
Home equity	126,085	127,963
Multifamily	295,602	275,490
Residential mortgages	432,241	471,730
Consumer and other	17,366	14,837
Loans	3,653,568	3,492,120
Deferred loan fees, net	(508)	(183)
Loans, net of deferred fees	3,653,060	3,491,937
Allowance for credit losses on loans	(49,999)	(48,953)
Loans, net	$3,603,061	$3,442,984
Changes in the allowance for credit losses on loans were as follows for the periods indicated:

	Year Ended December 31, 2025
	Commercial	CRE Owner Occupied	CRE Non-owner Occupied	Land & Construction	Home Equity	Multi- Family	Residential Mortgages	Consumer and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953
Charge-offs	(1,241)	—	—	—	—	—	—	(197)	(1,438)
Recoveries	136	43	—	—	296	—	—	193	668
Net (charge-offs) recoveries	(1,105)	43	—	—	296	—	—	(4)	(770)
Provision for (recapture of) credit losses on loans	418	816	1,675	639	(256)	(434)	(904)	(138)	1,816
End of period balance	$5,373	$6,084	$28,454	$2,039	$838	$4,301	$2,714	$196	$49,999

	Year Ended December 31, 2024
	Commercial	CRE Owner Occupied	CRE Non-owner Occupied	Land & Construction	Home Equity	Multi- Family	Residential Mortgages	Consumer and Other	Total

	(Dollars in thousands)
Beginning of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
Charge-offs	(1,305)	—	—	—	—	—	—	(299)	(1,604)
Recoveries	336	27	—	—	97	—	—	—	460
Net (charge-offs) recoveries	(969)	27	—	—	97	—	—	(299)	(1,144)
Provision for (recapture of) credit losses on loans	1,176	77	1,456	(952)	57	(318)	193	450	2,139
End of period balance	$6,060	$5,225	$26,779	$1,400	$798	$4,735	$3,618	$338	$48,953

	Year Ended December 31, 2023
	Commercial	CRE Owner Occupied	CRE Non-owner Occupied	Land & Construction	Home Equity	Multi- Family	Residential Mortgages	Consumer and Other	Total

	(Dollars in thousands)
Beginning of period balance	$6,617	$5,751	$22,135	$2,941	$666	$3,366	$5,907	$129	$47,512
Charge-offs	(750)	—	—	—	(246)	—	—	(15)	(1,011)
Recoveries	346	11	—	—	351	—	—	—	708
Net (charge-offs) recoveries	(404)	11	—	—	105	—	—	(15)	(303)
Provision for (recapture of) credit losses on loans	(360)	(641)	3,188	(589)	(127)	1,687	(2,482)	73	749
End of period balance	$5,853	$5,121	$25,323	$2,352	$644	$5,053	$3,425	$187	$47,958
The following table presents the amortized cost basis of nonaccrual loans and loans past due over 90 days and still accruing at the dates indicated:

	December 31, 2025
	Nonaccrual with no Specific Allowance for Credit Losses	Nonaccrual with Specific Allowance for Credit Losses	Loans over 90 Days Past Due and Still Accruing	Total

	(Dollars in thousands)
Commercial	$41	$313	$735	$1,089
Real estate:
CRE - Owner Occupied	31	—	—	31
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	1,663	—	—	1,663
Total	$1,735	$313	$735	$2,783

	December 31, 2024
	Nonaccrual with no Specific Allowance for Credit Losses	Nonaccrual with Specific Allowance for Credit Losses	Loans over 90 Days Past Due and Still Accruing	Total

	(Dollars in thousands)
Commercial	$313	$701	$489	$1,503
Real estate:
CRE - Owner Occupied	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—
Land and construction	5,874	—	—	5,874
Home equity	77	—	—	77
Consumer and other	—	213	—	213
Total	$6,264	$914	$489	$7,667

The following tables presents the aging of past due loans by class at the dates indicated:

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total

	(Dollars in thousands)
Commercial	$16,058	$4,140	$1,046	$21,244	$529,118	$550,362
Real estate:
CRE - Owner Occupied	—	—	31	31	623,262	623,293
CRE - Non-Owner Occupied	101	—	—	101	1,474,960	1,475,061
Land and construction	—	—	1,663	1,663	131,895	133,558
Home equity	131	—	—	131	125,954	126,085
Multifamily	—	—	—	—	295,602	295,602
Residential mortgages	1,057	833	—	1,890	430,351	432,241
Consumer and other	—	—	—	—	17,366	17,366
Total	$17,347	$4,973	$2,740	$25,060	$3,628,508	$3,653,568

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total

	(Dollars in thousands)
Commercial	$7,364	$2,295	$1,393	$11,052	$520,298	$531,350
Real estate:
CRE - Owner Occupied	1,879	—	—	1,879	599,757	601,636
CRE - Non-Owner Occupied	4,479	—	—	4,479	1,336,787	1,341,266
Land and construction	4,290	2,323	5,874	12,487	115,361	127,848
Home equity	78	750	—	828	127,135	127,963
Multifamily	—	—	—	—	275,490	275,490
Residential mortgages	850	—	—	850	470,880	471,730
Consumer and other	—	117	213	330	14,507	14,837
Total	$18,940	$5,485	$7,480	$31,905	$3,460,215	$3,492,120
The following table presents the past due loans on nonaccrual and current loans on nonaccrual at the dates indicated:

	December 31, 2025	December 31, 2024

	(Dollars in thousands)
Past due nonaccrual loans	$2,004	$7,068
Current nonaccrual loans	44	110
Total nonaccrual loans	$2,048	$7,178
Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company resumes recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The Company recognized interest income of $38,000 and $107,000 on nonaccrual loans in 2025 and 2024, respectively.

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
Loss. Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for credit losses on loans. Therefore, there is no balance to report as of December 31, 2025 and December 31, 2024.
Loans may be reviewed at any time throughout a loan’s duration. If new information is provided, a new risk assessment may be performed if warranted.
The following tables present term loans amortized cost by vintage and loan grade classification, and revolving loans amortized cost by loan grade classification at December 31, 2025 and December 31, 2024. The loan grade classifications are based on the Bank’s internal loan grading methodology. Loan grade categories for doubtful and loss rated loans are not included on the tables below as there are no loans with those grades at December 31, 2025 and December 31, 2024. The vintage year represents the period the loan was originated or in the case of renewed loans, the period last renewed. The amortized balance is the loan balance less any purchase discounts, plus any loan purchase premiums. The loan categories are based on the loan segmentation in the Company's CECL reserve methodology based on loan purpose and type.

	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2025						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior Periods

	(Dollars in thousands)
Commercial:
Pass	$142,797	$25,094	$18,107	$11,402	$11,761	$26,193	$303,074	$538,428
Special Mention	1,792	931	516	214	157	262	3,412	7,284
Substandard	—	—	—	36	229	4,031	—	4,296
Substandard-Nonaccrual	—	—	270	—	—	84	—	354
Total	144,589	26,025	18,893	11,652	12,147	30,570	306,486	550,362

CRE - Owner Occupied:
Pass	79,782	51,885	27,009	73,180	94,462	283,512	6,692	616,522
Special Mention	—	—	—	—	52	1,660	—	1,712
Substandard	—	—	—	—	5,028	—	—	5,028
Substandard-Nonaccrual	—	—	—	—	31	—	—	31
Total	79,782	51,885	27,009	73,180	99,573	285,172	6,692	623,293

CRE - Non-Owner Occupied:
Pass	211,924	132,622	206,860	216,578	244,859	427,999	10,526	1,451,368
Special Mention	—	—	—	3,460	2,113	1,925	—	7,498
Substandard	—	—	—	—	4,322	11,273	600	16,195
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	211,924	132,622	206,860	220,038	251,294	441,197	11,126	1,475,061

Land and construction:
Pass	64,137	47,572	14,955	4,833	—	398	—	131,895
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	685	978	—	1,663
Total	64,137	47,572	14,955	4,833	685	1,376	—	133,558

Home equity:
Pass	—	—	—	—	—	2,510	121,934	124,444
Special Mention	—	—	—	—	—	131	—	131
Substandard	—	—	—	—	—	—	1,510	1,510
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	2,641	123,444	126,085

Multifamily:
Pass	41,685	19,882	44,436	33,841	43,390	108,392	2,006	293,632
Special Mention	—	—	—	—	—	1,970	—	1,970
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	41,685	19,882	44,436	33,841	43,390	110,362	2,006	295,602

Residential mortgage:
Pass	457	3,691	1,632	171,185	226,025	28,272	—	431,262
Special Mention	—	—	—	—	833	—	—	833
Substandard	—	—	—	—	—	146	—	146
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	457	3,691	1,632	171,185	226,858	28,418	—	432,241

Consumer and other:
Pass	6,044	69	178	94	22	1,882	8,727	17,016
Special Mention	—	—	—	—	—	—	350	350
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	6,044	69	178	94	22	1,882	9,077	17,366

Total loans	$548,618	$281,746	$313,963	$514,823	$633,969	$901,618	$458,831	$3,653,568

Risk Grades:
Pass	$546,826	$280,815	$313,177	$511,113	$620,519	$879,158	$452,959	$3,604,567
Special Mention	1,792	931	516	3,674	3,155	5,948	3,762	19,778
Substandard	—	—	—	36	9,579	15,450	2,110	27,175
Substandard-Nonaccrual	—	—	270	—	716	1,062	—	2,048
Grand Total	$548,618	$281,746	$313,963	$514,823	$633,969	$901,618	$458,831	$3,653,568

	Term Loans Amortized Cost Basis by Originated Period as of December 31, 2024						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior Periods

	(Dollars in thousands)
Commercial:
Pass	$133,643	$27,101	$17,114	$16,312	$10,444	$28,671	$289,147	$522,432
Special Mention	1,927	—	327	86	—	358	423	3,121
Substandard	—	146	—	32	—	4,405	200	4,783
Substandard-Nonaccrual	—	—	591	209	—	214	—	1,014
Total	135,570	27,247	18,032	16,639	10,444	33,648	289,770	531,350

CRE - Owner Occupied:
Pass	57,988	31,688	81,133	95,939	65,152	244,430	6,899	583,229
Special Mention	—	—	—	7,132	443	1,342	—	8,917
Substandard	—	—	—	6,333	3,157	—	—	9,490
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	57,988	31,688	81,133	109,404	68,752	245,772	6,899	601,636

CRE - Non-Owner Occupied:
Pass	137,935	222,142	229,993	250,266	27,031	442,105	5,356	1,314,828
Special Mention	—	—	4,810	4,890	—	—	—	9,700
Substandard	—	—	—	4,480	—	11,658	600	16,738
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	137,935	222,142	234,803	259,636	27,031	453,763	5,956	1,341,266

Land and construction:
Pass	32,691	45,250	31,599	9,899	212	—	—	119,651
Special Mention	—	—	—	—	—	2,323	—	2,323
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	3,815	978	1,081	—	5,874
Total	32,691	45,250	31,599	13,714	1,190	3,404	—	127,848

Home equity:
Pass	—	—	—	—	—	2,378	122,207	124,585
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	750	—	2,551	3,301
Substandard-Nonaccrual	—	—	—	—	—	77	—	77
Total	—	—	—	—	750	2,455	124,758	127,963

Multifamily:
Pass	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	20,218	46,304	39,609	53,488	5,249	109,930	692	275,490

Residential mortgage:
Pass	3,757	1,659	180,979	251,167	1,006	32,384	—	470,952
Special Mention	—	—	—	607	—	—	—	607
Substandard	—	—	—	—	—	171	—	171
Substandard-Nonaccrual	—	—	—	—	—	—	—	—
Total	3,757	1,659	180,979	251,774	1,006	32,555	—	471,730

Consumer and other:
Pass	405	237	1,338	43	—	2,027	10,574	14,624
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Substandard-Nonaccrual	—	—	—	—	—	—	213	213
Total	405	237	1,338	43	—	2,027	10,787	14,837

Total loans	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

Risk Grades:
Pass	$386,637	$374,381	$581,765	$677,114	$109,094	$861,925	$434,875	$3,425,791
Special Mention	1,927	—	5,137	12,715	443	4,023	423	24,668
Substandard	—	146	—	10,845	3,907	16,234	3,351	34,483
Substandard-Nonaccrual	—	—	591	4,024	978	1,372	213	7,178
Grand Total	$388,564	$374,527	$587,493	$704,698	$114,422	$883,554	$438,862	$3,492,120

The following table presents the gross charge-offs by class of loans and year of origination for the year ended December 31, 2025:

	Gross Charge-offs by Originated Period for the Year Ended December 31, 2025						Revolving Loans	Total
	2025	2024	2023	2022	2021	Prior Periods

	(Dollars in thousands)
Commercial	$70	$—	$228	$605	$—	$138	$200	$1,241
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	192	—	—	5	—	197
Total	$70	$—	$420	$605	$—	$143	$200	$1,438

	Gross Charge-offs by Originated Period for the Year Ended December 31, 2024						Revolving Loans	Total
	2024	2023	2022	2021	2020	Prior Periods

	(Dollars in thousands)
Commercial	$57	$424	$—	$—	$—	$675	$149	$1,305
Real estate:
CRE - Owner Occupied	—	—	—	—	—	—	—	—
CRE - Non-Owner Occupied	—	—	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	299	299
Total	$57	$424	$—	$—	$—	$675	$448	$1,604
The amortized cost basis of collateral-dependent loans at December 31, 2025 was $313,000, of which $270,000 were secured by real estate and $43,000 were secured by business assets. The amortized cost basis of collateral-dependent loans, collateralized by business assets, totaled $701,000 at December 31, 2024.
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
During the year ended December 31, 2025, there was one commercial loan modification with a term extension totaling $4,000, representing less than 0.01% of the total class of financing receivables, and included a weighted average term extension of 11 months. During the year ended December 31, 2024, there were three commercial loan modifications with a term extension totaling $12,000, representing less than 0.01% of the total class of financing receivables, and included a weighted average term extension of 12 months.
The Company has not committed to lend any additional amounts to these borrowers. There were no payment defaults for loans modified for the years ended December 31, 2025 and December 31, 2024. No loans receiving such a modification was 30 days past due or greater at December 31, 2025 and December 31, 2024.
5) Loan Servicing
At December 31, 2025, 2024, and 2023, the Company serviced SBA loans sold to the secondary market of approximately $41,068,000, $48,286,000, and $55,845,000, respectively.
Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.04%, 1.08%, and 1.09% at December 31, 2025, 2024, and 2023, respectively.
Servicing rights are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for loan servicing rights follows:

	2025	2024	2023

	(Dollars in thousands)
Beginning of year balance	$344	$415	$549
Additions	47	110	126
Amortization	(140)	(181)	(260)
End of year balance	$251	$344	$415
There was no valuation allowance for servicing rights at December 31, 2025, 2024, and 2023, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $515,000, $612,000, and $710,000, at December 31, 2025, 2024 and 2023, respectively. The fair value of servicing rights at December 31, 2025, was estimated using a weighted average constant prepayment rate (“CPR”) assumption of 18.65%, and a weighted average discount rate assumption of 13.45%. The fair value of servicing rights at December 31, 2024, was estimated using a weighted average CPR assumption of 19.09%, and a weighted average discount rate assumption of 14.75%. The fair value of servicing rights at December 31, 2023, was estimated using a weighted average CPR assumption of 17.18%, and a weighted average discount rate assumption of 16.59%.
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
I/O strip receivables are included in “accrued interest receivable and other assets” on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2025	2024	2023

	(Dollars in thousands)
Beginning of year balance	$82	$117	$152
Unrealized loss	(49)	(35)	(35)
End of year balance	$33	$82	$117

6) Premises and Equipment
Premises and equipment at year-end were as follows:

	2025	2024

	(Dollars in thousands)
Building	$3,638	$3,638
Land	2,900	2,900
Furniture and equipment	16,543	15,768
Leasehold improvements	6,915	7,142
	29,996	29,448
Accumulated depreciation and amortization	(20,783)	(19,308)
Premises and equipment, net	$9,213	$10,140
Depreciation and amortization expense was $1,304,000, $1,341,000, and $1,115,000, in 2025, 2024, and 2023, respectively.
7) Leases
The Company recognizes the following for all leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use, of a specified asset for the lease term. The Company is impacted as a lessee of the offices and real estate used for operations. The Company's lease agreements include options to renew at the Company's option. No lease extensions are reasonably certain to be exercised, therefore it was not considered in the calculation of the ROU asset and lease liability. As of December 31, 2025 and December 31, 2024, operating lease ROU assets, included in other assets and lease liabilities, included in other liabilities, totaled $28,471,000 and $30,566,000, respectively.
The following table presents the quantitative information for the Company’s leases:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Operating Lease Cost (Cost resulting from lease payments)	$6,851	$6,853
Operating Lease - Operating Cash Flows (Fixed Payments)	$6,861	$6,943
Operating Lease - ROU assets	$28,471	$30,566
Operating Lease - Liabilities	$28,471	$30,566
Weighted Average Lease Term - Operating Leases	4.60 years	5.08 years
Weighted Average Discount Rate - Operating Leases	5.87%	5.57%

The following maturity analysis shows the undiscounted cash flows due on the Company’s operating lease liabilities as of December 31, 2025:

(Dollars in thousands)
2026	$7,138
2027	7,175
2028	6,597
2029	6,346
2030	4,297
Thereafter	1,014
Total undiscounted cash flows	32,567
Discount on cash flows	(4,096)
Total lease liability	$28,471
8) Goodwill and Other Intangible Assets
Goodwill
At December 31, 2025, the carrying value of goodwill was $167,631,000, which included goodwill related to the acquisition of Bay View Funding, the Bank's factoring subsidiary, and from prior acquisitions of multiple regional business banks.
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
On a quarterly basis, management assesses whether it is necessary to perform a quantitative impairment test of goodwill. In addition, the Company hires a third party vendor to perform a qualitative assessment annually as of November 30, or on an interim basis if an event triggering impairment assessment may have occurred. Potential impairment indicators considered include the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting units; performance of the Company’s stock and other relevant events. The Company completed its annual goodwill impairment assessment as of November 30, 2025 with the assistance of a third party vendor. The goodwill related to the acquisition of Bay View Funding was evaluated separately for impairment under this analysis. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting units exceeded the carrying value. No events or circumstances since the November 30, 2025 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
The following table summarizes the carrying amount of goodwill by segment for the periods indicated:

	December 31, 2025	December 31, 2024

	(Dollars in thousands)
Banking	$154,587	$154,587
Factoring	13,044	13,044
Total Goodwill	$167,631	$167,631

Other Intangible Assets
The Company’s intangible assets are summarized as follows for the periods indicated:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	(20,466)	$4,557
Below market leases	110	(42)	68
Total	$25,133	$(20,508)	$4,625

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Total

	(Dollars in thousands)
Core deposit intangibles	$25,023	$(18,670)	$6,353
Customer relationship and brokered relationship intangibles	1,900	(1,900)	—
Below market leases	110	(24)	86
Total	$27,033	$(20,594)	$6,439
As of December 31, 2025, the estimated amortization expense for future periods is as follows:

Year	Core Deposit Intangible	Below/ (Above) Market Lease	Total Amortization Expense

	(Dollars in thousands)
2026	$1,510	18	1,528
2027	1,438	18	1,456
2028	999	18	1,017
2029	610	14	624
	$4,557	$68	$4,625
Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2025 and December 31, 2024.

9) Deposits
The following table presents the scheduled maturities of all time deposits for the periods indicated:

(Dollars in thousands)
2026	$480,026
2027	33,373
2028	14,289
2029	29
2030	240
2031	283
Total	$528,240
Time deposits of $250,000 and over were $220,715,000 and $206,755,000 at December 31, 2025 and 2024, respectively. ICS/CDARS time deposits totaled $276,025,000 and $318,704,000 at December 31, 2025 and 2024, respectively, and are included in the table above. ICS/CDARS interest-bearing demand deposits and money market deposits have no scheduled maturity date, and therefore, are excluded from the table above. ICS/CDARS were comprised of the following at the dates indicated:

	December 31, 2025	December 31, 2024

	(Dollars in thousands)
Interest-bearing demand deposits	$443,115	$433,355
Money market deposits	285,182	345,527
Time deposits	276,025	318,704
Total ICS/CDARS	$1,004,322	$1,097,586
The ICS/CDARS program allows clients with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the ICS/CDARS program. Deposits gathered through these programs are not considered brokered deposits under current regulatory reporting guidelines.
The Bank’s uninsured deposits were approximately $2.4 billion, or 48% of total deposits, at December 31, 2025, compared to $2.2 billion, or 45% of total deposits, at December 31, 2024. There were no brokered deposits at both December 31, 2025 and 2024. Deposits from executive officers, directors, and their affiliates were $970,000 and $833,000 at December 31, 2025 and 2024, respectively.
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

	December 31, 2025
	Collateral Value	Total Available	Outstanding	Remaining Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,229,391	$816,066	$—	$816,066
FRB discount window collateralized line of credit	1,497,471	1,193,854	—	1,193,854
Federal funds purchase arrangements	N/A	75,000	—	75,000
Total	$2,726,862	$2,084,920	$—	$2,084,920

	December 31, 2024
	Collateral Value	Total Available	Outstanding	Remaining Available

	(Dollars in thousands)
FHLB collateralized borrowing capacity	$1,233,768	$815,760	$—	$815,760
FRB discount window collateralized line of credit	1,755,347	1,383,149	—	1,383,149
Federal funds purchase arrangements	N/A	90,000	—	90,000
Holding company line of credit	N/A	25,000	—	25,000
Total	$2,989,115	$2,313,909	$—	$2,313,909
HBC may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2025, and 2024.
Subordinated Debt
On May 11, 2022, the Company completed a private placement offering of $40,000,000 aggregate principal amount of its 5.00% fixed-to-floating rate subordinated notes due May 15, 2032 (“Sub Debt due 2032”). The Company used the net proceeds of the Sub Debt due 2032 for general corporate purposes, including the repayment on June 1, 2022 of the Company’s $40,000,000 aggregate principal amount of 5.25% fixed-to-floating rate subordinated notes due June 1, 2027. The Sub Debt due 2032, net of unamortized issuance costs of $195,000, totaled $39,805,000 at December 31, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank. The debt issuance costs are amortized on a straight line basis through the maturity date of the subordinated notes.

11) Income Taxes
Income tax expense consisted of the following for the year ended December 31, 2025. The Company does not have pretax income from continuing foreign operations or foreign tax expense.

	2025	2024	2023

	(Dollars in thousands)
Currently tax expense:
Federal	$14,797	$9,639	$15,888
State	8,424	6,029	9,241
Total current tax	23,221	15,668	25,129
Deferred tax expense (benefit):
Federal	(2,199)	582	616
State	(1,063)	(104)	231
Total deferred tax	(3,262)	478	847
Income tax expense	$19,959	$16,146	$25,976
The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2025		2024		2023
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income tax expense	$67,789	N/A	$56,674	N/A	$90,419	N/A
Income tax expense components:
Statutory Federal income tax rate	14,235	21.0%	11,902	21.0%	18,988	21.0%
State income taxes, net of federal tax benefit (1)	5,818	8.6%	4,675	8.3%	7,478	8.3%
Tax credits:
Low income housing credits, net of investment losses	(197)	(0.3)%	(124)	(0.2)%	(139)	(0.2)%
Nontaxable or nondeductible items:
Merger related costs	424	0.6%	—	—%	—	—%
Non-taxable interest income	(165)	(0.2)%	(177)	(0.3)%	(187)	(0.2)%
Increase in cash surrender value of life insurance	(465)	(0.7)%	(440)	(0.8)%	(426)	(0.5)%
Stock option/restricted stock windfall tax benefit	(77)	(0.1)%	280	(0.2)%	54	0.1%
Other, net	386	0.5%	30	0.7%	208	0.2%
Income tax expense and effective tax rate	$19,959	29.4%	$16,146	28.5%	$25,976	28.7%
_________________________________________________________
(1)State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category).
_________________________________________________________
Income taxes paid, net of refunds received, for the year ended December 31 were as follows:

	2025	2024
	(Dollars in thousands)
Federal	$13,700	$7,800
State and local:
California	7,650	5,100
Other states	108	319
Total income tax expense	$21,458	$13,219

Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2025	2024

	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses on loans	$14,687	$14,380
Lease accounting	8,363	8,979
Defined postretirement benefit obligation	7,583	7,451
Accrued expenses	5,510	3,241
State income taxes	1,688	1,266
Stock compensation	1,427	1,647
Premises and equipment	1,230	1,267
California net operating loss carryforwards	986	986
Federal net operating loss carryforwards	894	1,148
Split-dollar life insurance benefit plan	79	75
Nonaccrual interest	59	97
Securities available-for-sale	—	1,483
Other	225	296
Total deferred tax assets	42,731	42,316

Deferred tax liabilities:
Lease accounting	(8,363)	(8,979)
Loan fees	(2,385)	(2,265)
Intangible liabilities	(1,002)	(1,337)
Prepaid expenses	(757)	(1,531)
Securities available-for-sale	(159)	—
FHLB stock	(156)	(156)
I/O strips	(5)	(19)
Other	(213)	(212)
Total deferred tax liabilities	(13,040)	(14,499)
Net deferred tax assets	$29,691	$27,817
At December 31, 2025, the Company's federal net operating loss (“NOL”) carryforwards were $4,256,000 and the Company's California net operating loss carryforwards were $11,505,000. These amounts are attributable to the prior merger transactions. The realization of these NOL carryforwards for Federal and State tax purposes are limited on the amount of net operating losses that can be utilized annually under the current tax law. The above NOL carryforwards are presented net of the losses that will expire unutilized under current tax law. Since the NOL carryforwards are already presented net of the amounts that will expire by operation of current tax law, there is no need for a valuation allowance as the Company fully expects to utilize the amounts disclosed.
Under generally accepted accounting principles, a valuation allowance is required if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. At December 31, 2025 and 2024 the Company recorded amount of uncertain tax positions was not considered significant for financial reporting and the Company does not expect this amount to significantly increase or decrease.

At December 31, 2025 and December 31, 2024 the Company had net deferred tax assets of $29,691,000 and $27,817,000, respectively. At December 31, 2025 and December 31, 2024, management determined that a valuation allowance for deferred tax assets was not necessary.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2022, and by the State of California taxing authority for years before 2021.
The following table reflects the carrying amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments included in accrued interest payable and other liabilities for the periods indicated:

	December 31, 2025	December 31, 2024

	(Dollars in thousands)
Low income housing investments	$4,709	$2,201
Future commitments	$2,695	$475
The Company expects $874,000 of the future commitments to be paid in 2026, and $1,219,000 in 2027 through 2028.
For tax purposes, the Company recognized low income housing tax credits of $399,000 and $563,000 for the years ended December 31, 2025 and December 31, 2024, respectively, and low income housing investment expense of $905,000 and $594,000, respectively. The Company recognizes low income housing investment expenses as a component of income tax expense.
12) Equity Plan
On May 23, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). On May 21, 2020, the shareholders approved an amendment to the 2013 Equity Incentive Plan to increase the number of shares available from 3,000,000 to 5,000,000 shares. The 2013 Plan was terminated on May 25, 2023. The shareholders approved the 2023 Equity Incentive Plan (the “2023 Plan”) on May 25, 2023, which reserved for issuance 600,000 shares, plus the number of shares available for issuance under the 2013 Plan that had not been made subject to outstanding awards as of the effective date of the 2023 Plan. These plans are collectively referred to as “Equity Plans.” The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, RSUs and PRSUs. The Equity Plans provide for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). The Equity Plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Each RSU granted to non-executive team members generally vests ratably over three years. For the year ended December 31, 2025, the Company granted 211,696 RSUs. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. There were 410,508 shares available for the issuance of equity awards under the 2023 Plan as of December 31, 2025.

For 2025, the executive officers that participate in the Company’s Long Term Incentive Equity Program received 50% of their award value in RSUs and 50% of their award value in PRSUs contingent on return on average tangible common equity (“ROATCE”) performance compared to a peer group at the end of a three year performance period. PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of grant. The earned PRSUs, if any, shall vest on the date on which the Board of Directors certifies whether and to what extent the performance goal has been achieved following the end of the performance period. For the year ended December 31, 2025, the Company granted 115,912 shares of PRSUs.
Restricted stock is subject to time vesting. Restricted stock granted to the Board of Directors generally vests in one year. For the year ended December 31, 2025, the Company granted 88,099 shares of restricted stock.

Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,222,496	$10.73
Exercised	(227,892)	$7.26
Forfeited or expired	(174,614)	$11.27
Outstanding at December 31, 2025	1,819,990	$11.11	4.39	$2,949,051
Vested or expected to vest	1,710,791		4.39	$2,772,108
Exercisable at December 31, 2025	1,663,159		4.12	$2,342,799
Information related to the equity plans for each of the last three years:

	December 31,
	2025	2024	2023
Intrinsic value of options exercised	$612,356	$647,984	$805,334
Cash received from option exercise	$1,652,013	$690,679	$1,219,286
Tax (expense) benefit realized from option exercises	$3,583	$(14,828)	$20,527
Weighted average fair value of options granted	N/A	N/A	1.34
As of December 31, 2025, there was $226,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 1.11 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	December 31,
	2025	2024	2023
Expected life in months (1)	N/A	N/A	72
Volatility (1)	N/A	N/A	35%
Weighted average risk-free interest rate (2)	N/A	N/A	3.52%
Expected dividends (3)	N/A	N/A	6.98%
_______________________________________________________
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
_______________________________________________________
The Company estimates the impact of forfeitures based on historical experience. Should the Company’s current estimate change, additional expense could be recognized or reversed in future periods. The Company issues authorized shares of common stock to satisfy stock option exercises.

Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2025	88,061	$9.45
Granted	88,099	$9.71
Vested	(87,911)	$9.39
Forfeited or expired	(10,130)	$10.57
Nonvested shares at December 31, 2025	78,119	$9.67
As of December 31, 2025, there was $390,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2023 Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.10 years.
RSU activity under the Equity Plans is as follows:

Total RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2025	357,666	$8.53
Granted	211,696	$10.05
Dividend Equivalent Units	40,085	$9.12
Vested	(165,433)	$7.95
Forfeited or expired	(50,512)	$7.96
Nonvested shares at December 31, 2025	393,502	$8.80
As of December 31, 2025, there were $2,522,000 of total unrecognized compensation cost related to unvested RSUs granted under the Equity Plans. The cost is expected to be recognized over a weighted average period of 1.84 years.
PRSU activity under the Equity Plans is as follows:

Total PRSUs	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2025	229,419	$8.06
Granted	115,912	$10.02
Dividend Equivalent Units	31,503	$8.89
Forfeited or expired	(60,231)	$7.61
Nonvested shares at December 31, 2025	316,603	$8.06
As of December 31, 2025, there were $35,000 of total unrecognized compensation cost related to unvested PRSUs granted under the Equity Plans, based on the probable level of achievement of the performance conditions. The cost is expected to be recognized over a weighted average period of 0.33 years.
Total compensation cost for the 2013 Plan and 2023 Plan charged against income was $2,082,000, $2,841,000, $2,396,000, for 2025, 2024, and 2023, respectively. The total income tax (benefit) expense was $(77,000), $280,000, and $54,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

13) Benefit Plans
401(k) Savings Plan
The Company offers a 401(k) savings plan that allows team members to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $3,000 for each team member’s contributions in 2025, 2024 and 2023. Contribution expense was $1,006,000, $965,000, and $949,000 in 2025, 2024 and 2023, respectively.
Employee Stock Ownership Plan
The Company sponsors a non-contributory employee stock ownership plan (“ESOP”). To participate in this plan, a team member must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. Contributions to the ESOP have been suspended since 2010 and ESOP was “frozen” as of January 1, 2019. At December 31, 2025, the ESOP owned 77,663 shares of the Company’s common stock.
Deferred Compensation Plan
The Company has a nonqualified deferred compensation plan for some of its team members. Under the deferred compensation plan, a team member may defer up to 100% of their bonus and 50% of their regular salary into a deferred account. Amounts deferred are invested in a portfolio of approved investment choices as directed by the team member. Amounts deferred by team members to the deferred compensation plan will be distributed at a future date that they have selected or upon termination of employment. There were seven team members who elected to participate in the deferred compensation plan during 2025 and 2024.
Nonqualified Defined Benefit Pension Plan
The Company has a supplemental retirement plan (“SERP”) covering some current and some former key executives and directors. While the SERP remains active for those participants, the Company has not approved any new participation in the SERP since 2011. The SERP is a nonqualified defined benefit plan. Benefits are unsecured as there are no SERP assets. The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 48 at December 31, 2025. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in “Accrued interest payable and other liabilities” on the consolidated balance sheets. The measurement date of the SERP is December 31.
The following table sets forth the SERP’s status at December 31:

	2025	2024

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$25,311	$26,452
Service cost	174	205
Actuarial loss (gain)	862	(917)
Interest cost	1,347	1,272
Benefits paid	(1,903)	(1,701)
Projected benefit obligation at end of year	$25,791	$25,311
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$2,746	$2,173

Weighted-average assumptions used to determine the benefit obligation at year-end:

	2025	2024
Discount rate	5.16%	5.50%
Rate of compensation increase	N/A	N/A
Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Year	Estimated Benefit Payments
(Dollars in thousands)
2026	$2,020
2027	2,318
2028	2,371
2029	2,415
2030	2,459
2031 to 2035	12,661
The following table presents the amount of periodic cost recognized for the periods indicated:

	Year Ended December 31,
	2025	2024

	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$174	$205
Interest cost	1,347	1,272
Amortization of net actuarial loss	48	104
Net periodic benefit cost	$1,569	$1,581

Amount recognized in other comprehensive (loss) income	$(573)	$719
The components of net periodic benefit cost other than the service cost component are included in the line item “other noninterest expense” in the Consolidated Statements of Income. The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $107,000 as of December 31, 2025.
Net periodic benefit cost for the years ended December 31, 2025 and 2024 were determined using the following assumption:

	2025	2024
Discount rate	5.50%	4.95%
Rate of compensation increase	N/A	N/A
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
The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	December 31, 2025	December 31, 2024

	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,616	$6,951
Interest cost	364	344
Actuarial loss	(300)	(679)
Projected benefit obligation at end of period	$6,680	$6,616
Amounts recognized in accumulated other comprehensive loss at periods indicated consist of:

	December 31, 2025	December 31, 2024

	(Dollars in thousands)
Net actuarial loss	$1,775	$1,728
Prior transition obligation	521	611
Accumulated other comprehensive loss	$2,296	$2,339
Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2025	2024
Discount rate	5.16%	5.50%
Components of net periodic benefit cost during the periods indicated are:

	Year Ended December 31,
	2025	2024

	(Dollars in thousands)
Amortization of prior transition obligation
and actuarial losses	$(258)	$(209)
Interest cost	364	344
Net periodic benefit cost	$106	$135

Amount recognized in other comprehensive income	$43	$470
The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are ($278,000) and ($258,000) as of December 31, 2025 and 2024, respectively.

Weighted-average assumption used to determine the net periodic benefit cost:

	2025	2024
Discount rate	5.50%	4.95%
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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Assets at December 31, 2025
Available-for-sale securities:
Agency mortgage-backed securities	$280,919	$—	$280,919	$—
Collateralized mortgage obligations	256,730	—	256,730	—
U.S. Treasury	55,309	55,309	—	—
I/O strip receivables	33	—	33	—

Assets at December 31, 2024
Available-for-sale securities:
U.S. Treasury	$186,183	$186,183	$—	$—
Agency mortgage-backed securities	70,091	—	70,091	—
I/O strip receivables	82	—	82	—

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
Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. At December 31, 2025 and December 31, 2024, there were no foreclosed assets on the balance sheet.
Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2025 are as follows:

			Estimated Fair Value
	Carrying Amounts		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$647,028		$647,028	$—	$—	$647,028
Securities available-for-sale	592,958		55,309	537,649	—	592,958
Securities held-to-maturity	529,711		—	465,767	—	465,767
Loans (including loans held-for-sale)	3,654,382	(1)	—	1,322	3,501,954	3,503,276
FHLB stock, FRB stock, and other
investments	32,568		—	—	—	N/A
Accrued interest receivable	16,379		510	3,124	12,745	16,379
I/O strips receivables	33		—	33	—	33
Liabilities:
Time deposits	$528,240		$—	$528,990	$—	$528,990
Other deposits	4,374,846		—	4,374,846	—	4,374,846
Subordinated debt	39,805		—	37,605	—	37,605
Accrued interest payable	5,746		—	5,746	—	5,746
_______________________________________________________
(1)Before allowance for credit losses on loans of $49,999,000.
_______________________________________________________

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
_______________________________________________________
(1)Before allowance for credit losses on loans of $48,953,000.
_______________________________________________________
15) Commitments and Contingencies
Loss Contingencies
Within the ordinary course of our business, we are from time to time subject to private lawsuits, government audits and examinations, administrative proceedings and other claims. Under certain circumstances, we also may be subjected to increased risk associated with the acts or omissions of our clients (such as clients who, unbeknownst to the Bank or the Company, may engage in or become associated with fraudulent or unlawful transactions, Ponzi schemes, money laundering, and similar unlawful acts), or we may be subject to subpoenas or similar demands for client information. A number of these claims and processes may exist at any given time, and some of the claims may be pled as class actions. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are ultimately determined to be liable.

Following an agreement on preliminary settlement terms in May 2025, the Company entered into a settlement agreement to resolve a lawsuit pending in Alameda County Superior Court that alleges that the Company and the Bank violated certain wage-and-hour and related laws and regulations during certain prior payroll periods. The claim seeks recovery on behalf of representative plaintiffs and other employees and seeks unspecified damages, penalties and attorney fees under the California Labor Code, the California Business and Professions Code, and the California Private Attorneys General Act (“PAGA”). The settlement was reached without admission of liability by the Company and includes a full release of all claims related to the matter. The settlement amount was accrued in the Company’s financial statements during 2025.

On October 21, 2025, the Alameda County Superior Court issued the Order granting preliminary approval of the settlement. No adjustment to the previously recorded accrual was required as a result of the preliminary approval.

Following the announcement of the proposed merger with CVBF, three civil actions were filed, challenging, among other things, the adequacy of the disclosures contained in the definitive proxy statement filed by us with the SEC in connection with the proposed merger. Two of the lawsuits were filed by our purported shareholders against us and our

Board and assert claims under New York State common law. The third was filed by a purported stockholder against us, our Board, and CVBF, and it asserts claims under California common law. The plaintiffs in these actions seek, among other things, an injunction preventing the closing of the merger, or damages in the event it is consummated, and the award of attorneys’ fees and expenses. We believe the claims asserted in these actions are without merit.

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

Off-Balance Sheet Arrangements
In the normal course of business the Company makes commitments to extend credit to its clients as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $1,161,262,000 at December 31, 2025, compared to $1,033,982,000 at December 31, 2024. Unused commitments represented 32% outstanding gross loans at December 31, 2025 and 30% at December 31, 2024.
The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit for the periods indicated:

	December 31, 2025			December 31, 2024
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$121,141	$1,024,512	$1,145,653	$78,818	$939,992	$1,018,810
Standby letters of credit	5,619	9,990	15,609	5,136	10,036	15,172
Total	$126,760	$1,034,502	$1,161,262	$83,954	$950,028	$1,033,982
For the year ended December 31, 2025, there was an increase of $63,000 to the allowance for credit losses on loans for the Company’s off-balance sheet credit exposures, compared to the year ended December 31, 2024. The increase in the allowance for credit losses for off-balance sheet credit exposures for the year ended December 31, 2025 was driven by an increase in loan commitments. The allowance for losses for the Company’s off-balance sheet credit exposures was $723,000 and $660,000 at December 31, 2025 and December 31, 2024 respectively.
16) Shareholders’ Equity and Earnings Per Share
Share Repurchase Program – At December 31, 2025, the Company was authorized to repurchase up to $30,000,000 of the Company’s shares of its issued and outstanding common stock under a share repurchase program (the “Repurchase Program”) adopted by the Board of Directors (the "Board") in July 2024, as amended on October 23, 2025. The repurchase program is in effect through October 31, 2026. Under the Repurchase Program, the Company is authorized to purchase its common stock from time-to-time in open market transactions, made pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The actual timing, price, value and amount of any repurchases under the Repurchase Program will depend on various factors, including the market price of the Company’s common stock, trading volume, general market conditions and other corporate and economic considerations, including the best interests of our shareholders. For the year ended December 31, 2025, the Company repurchased 439,187 shares of its common stock with a weighted average price of $9.22 per share for a total of $4,049,000. At December 31, 2025, the remaining capacity under the Repurchase Program was $25,951,000.
Earnings Per Share – Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options using the treasury stock method. There were 1,363,444 weighted average stock options for the year ended December 31, 2025, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were no weighted average RSUs outstanding for the year ended December 31, 2025 considered to be antidilutive and excluded from the computation of diluted earnings per shares. There were 1,571,756 weighted average stock options for the year ended December 31, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 5,823 weighted average RSUs outstanding for the year ended December 31, 2024, considered to be antidilutive and excluded from the computation of diluted earnings per share. There were 1,655,654 weighted average stock options for the year ended December 31, 2023, considered to be antidilutive and excluded from the computation of diluted earnings per share. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands, except per share amounts)
Net income	$47,830	$40,528	$64,443

Weighted average common shares outstanding
for basic earnings per common share	61,407,520	61,270,730	61,038,857
Dilutive potential common shares	294,575	256,642	272,461
Shares used in computing diluted earnings per common share	61,702,095	61,527,372	61,311,318

Basic earnings per share	$0.78	$0.66	$1.06
Diluted earnings per share	$0.78	$0.66	$1.05
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
The Company’s consolidated capital ratios and the HBC’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2025. There are no conditions or events since December 31, 2025, that management believes have changed the categorization of the Company or HBC as “well-capitalized.”
Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the tables below) of total, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2025 and December 31, 2024, the Company and HBC met all capital adequacy guidelines to which they were subject.

The Company’s consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2025, and December 31, 2024.

	Actual		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2025
Total Capital	$629,952	15.1%	$437,685	10.5%
(to risk-weighted assets)
Tier 1 Capital	$539,415	12.9%	$354,316	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$539,415	12.9%	$291,790	7.0%
(to risk-weighted assets)
Tier 1 Capital	$539,415	9.6%	$223,613	4.0%
(to average assets)
_______________________________________________________
(1)Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.
_______________________________________________________

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
(to average assets)
_______________________________________________________
(1)Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.
_______________________________________________________

HBC’s actual capital amounts and ratios are presented in the following table, together with capital adequacy requirements, under the Basel III regulatory requirements as of December 31, 2025, and December 31, 2024.

	Actual		To Be Well-Capitalized Under Basel III PCA Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2025
Total Capital	$615,222	14.8%	$416,492	10.0%	$437,316	10.5%
(to risk-weighted assets)
Tier 1 Capital	$564,489	13.6%	$333,193	8.0%	$354,018	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$564,489	13.6%	$270,720	6.5%	$291,544	7.0%
(to risk-weighted assets)
Tier 1 Capital	$564,489	10.1%	$279,338	5.0%	$223,471	4.0%
(to average assets)
_______________________________________________________
(1)Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets ratio.
_______________________________________________________

	Actual		To Be Well-Capitalized Under Basel III PCA Regulatory Requirements		Required For Capital Adequacy Purposes Under Basel III
	Amount	Ratio	Amount	Ratio	Amount	Ratio (1)

	(Dollars in thousands)
As of December 31, 2024
Total Capital	$590,658	15.1%	$391,459	10.0%	$411,038	10.5%
(to risk-weighted assets)
Tier 1 Capital	$543,872	13.9%	$313,167	8.0%	$332,745	8.5%
(to risk-weighted assets)
Common Equity Tier 1 Capital	$543,872	13.9%	$254,448	6.5%	$274,025	7.0%
(to risk-weighted assets)
Tier 1 Capital	$543,872	10.0%	$271,640	5.0%	$217,312	4.0%
(to average assets)
_______________________________________________________
(1)Includes 2.5% capital conservation buffer, except the Tier 1 Capital to average assets.
_______________________________________________________
The Subordinated Debt, net of unamortized issuance costs, totaled $39,805,000 at December 31, 2025, and qualifies as Tier 2 capital for the Company under the guidelines established by the Federal Reserve Bank.
Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation (“DFPI”) may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DFPI and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2025, HBC would not be required to obtain regulatory approval, and the amount available for cash dividends is $56,670,000. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company. HBC distributed to HCC dividends of $32,000,000 for both years ended December 31, 2025 and 2024.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Noninterest Income In-scope of Topic 606:
Service charges and fees on deposit accounts	$3,688	$3,561	$4,341
Total noninterest income in-scope of Topic 606	3,688	3,561	4,341
Noninterest Income Out-of-scope of Topic 606	8,401	7,542	6,806
Total noninterest income	$12,089	$11,103	$11,147

19) Noninterest Expense
The following table indicates the various components of the Company’s noninterest expense in each category for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Salaries and employee benefits	$66,537	$63,952	$56,862
Occupancy and equipment	9,944	10,226	9,490
Legal settlement and other charges (1)	9,184	—	—
Professional fees	6,233	5,416	4,350
Data processing	4,374	3,183	3,429
Insurance expense	4,267	6,724	6,264
Client services	4,143	3,920	2,512
Software subscriptions	3,150	3,046	2,599
Merger-related costs (2)	2,067	—	—
Other	17,960	17,116	15,548
Total noninterest expense	$127,859	$113,583	$101,054
__________________________________________________________
(1)During the second quarter of 2025, the Company recorded expenses of $9,184,000, primarily due to pre-tax charges related to the settlement of certain litigation matters, including the anticipated settlement of a previously disclosed class action and PAGA lawsuit that alleged the violation of certain California wage-and-hour and related laws and regulations, and charges related to the planned closure of a Bank branch.
(2)During fourth quarter of 2025, the Company recorded expenses of $2,067,000, due to pre-tax charges related to the announced pending merger with CVBF.
_________________________________________________________
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

The Factoring segment consists of the factored receivables portfolio originated by Bay View Funding. Factored receivables are receivables that have been acquired from the originating company and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The average life of the factored receivables was 34 days for the year ended December 31, 2025.
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
The following tables present the Company’s operating segments for the periods indicated:

	Year Ended December 31, 2025
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$242,746	$14,253	$256,999
Intersegment interest allocations	2,647	(2,647)	—
Total interest expense	71,624	—	71,624
Net interest income	173,769	11,606	185,375
Provision for credit losses on loans	1,382	434	1,816
Net interest income after provision	172,387	11,172	183,559
Noninterest income	10,578	1511	12,089
Salaries and employee benefits	60,814	5,723	66,537
Other segment items (2)	59,425	1,897	61,322
Intersegment expense allocations	632	(632)	—
Income before income taxes	63,358	4,431	67,789
Income tax expense	18,649	1,310	19,959
Net income	$44,709	$3,121	$47,830

Total assets	$5,628,227	$136,470	$5,764,697
Loans, net of deferred fees	$3,534,557	$118,503	$3,653,060
Goodwill	$154,587	$13,044	$167,631
_______________________________________________________
(1)Includes the holding company’s results of operations.
(2)Other segment items for the Banking segment includes expenses for occupancy and equipment, professional fees, insurance, information technology, client services, marketing and other miscellaneous expenses. Other segment items for the Factoring segment includes expenses for occupancy and equipment, professional fees, information technology, marketing, credit reports, broker fees, and other miscellaneous expenses.
_______________________________________________________

	Year Ended December 31, 2024
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$229,364	$10,980	$240,344
Intersegment interest allocations	1,827	(1,827)	—
Total interest expense	79,051	—	79,051
Net interest income	152,140	9,153	161,293
Provision for credit losses on loans	1,679	460	2,139
Net interest income after provision	150,461	8,693	159,154
Noninterest income	10,381	722	11,103
Salaries and employee benefits	58,922	5,030	63,952
Other segment items (2)	48,055	1,576	49,631
Intersegment expense allocations	520	(520)	—
Income before income taxes	54,385	2,289	56,674
Income tax expense	15,469	677	16,146
Net income	$38,916	$1,612	$40,528

Total assets	$5,558,556	$86,450	$5,645,006
Loans, net of deferred fees	$3,423,040	$68,897	$3,491,937
Goodwill	$154,587	$13,044	$167,631
_______________________________________________________
(1)Includes the holding company’s results of operations.
(2)Other segment items for the Banking segment includes expenses for occupancy and equipment, professional fees, insurance, information technology, client services, marketing and other miscellaneous expenses. Other segment items for the Factoring segment includes expenses for occupancy and equipment, professional fees, information technology, marketing, credit reports, broker fees, and other miscellaneous expenses.
_______________________________________________________

	Year Ended December 31, 2023
	Banking (1)	Factoring	Consolidated

	(Dollars in thousands)
Interest income	$218,722	$13,427	$232,149
Intersegment interest allocations	2,038	(2,038)	—
Total interest expense	51,074	—	51,074
Net interest income	169,686	11,389	181,075
Provision for (recapture of) credit losses on loans	1,005	(256)	749
Net interest income after provision	168,681	11,645	180,326
Noninterest income	10,731	416	11,147
Salaries and employee benefits	52,236	4,626	56,862
Other segment items (2)	42,215	1,977	44,192
Intersegment expense allocations	547	(547)	—
Income before income taxes	85,508	4,911	90,419
Income tax expense	24,524	1,452	25,976
Net income	$60,984	$3,459	$64,443

Total assets	$5,111,367	$82,728	$5,194,095
Loans, net of deferred fees	$3,292,920	$57,458	$3,350,378
Goodwill	$154,587	$13,044	$167,631
_______________________________________________________
(1)Includes the holding company’s results of operations.
(2)Other segment items for the Banking segment includes expenses for occupancy and equipment, professional fees, insurance, information technology, client services, marketing and other miscellaneous expenses. Other segment items for the Factoring segment includes expenses for occupancy and equipment, professional fees, information technology, marketing, credit reports, broker fees, and other miscellaneous expenses.
_______________________________________________________
21) Parent Company only Condensed Financial Information
The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:
Condensed Balance Sheets

	December 31,
	2025	2024

	(Dollars in thousands)
Assets
Cash and cash equivalents	$11,481	$16,903
Investment in subsidiary bank	733,625	709,379
Other assets	3,526	3,360
Total assets	$748,632	$729,642
Liabilities and Shareholders' Equity
Subordinated debt, net of issuance costs	$39,805	$39,653
Other liabilities	261	262
Shareholders' equity	708,566	689,727
Total liabilities and shareholders' equity	$748,632	$729,642

Condensed Statements of Income

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Dividend from subsidiary bank	$32,000	$32,000	$32,000
Interest expense	(2,151)	(2,152)	(2,152)
Other expenses	(4,456)	(4,608)	(3,771)
Income before income taxes and equity in net income of subsidiary bank	25,393	25,240	26,077
Equity in undistributed net income of subsidiary bank	20,514	13,320	36,648
Income tax benefit	1,923	1,968	1,718
Net income	$47,830	$40,528	$64,443
Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$47,830	$40,528	$64,443
Adjustments to reconcile net income to net cash provided by operations:
Amortization of restricted stock awards, net	621	916	1,404
Equity in undistributed net income of subsidiary bank	(20,514)	(13,320)	(36,648)
Net change in other assets and liabilities	234	1,468	(1,174)
Net cash provided by operating activities	28,171	29,592	28,025
Cash flows from financing activities:
Payment of cash dividends	(31,917)	(31,858)	(31,740)
Proceeds from exercise of stock options	2,373	690	1,220
Payment to repurchase common stock	(4,049)	—	—
Net cash used in financing activities:	(33,593)	(31,168)	(30,520)
Net decrease in cash and cash equivalents	(5,422)	(1,576)	(2,495)
Cash and cash equivalents, beginning of year	16,903	18,479	20,974
Cash and cash equivalents, end of year	$11,481	$16,903	$18,479
22) Subsequent Events
On January 22, 2026, the Company announced that the Board of Directors declared a $0.13 per share quarterly cash dividend to holders of common stock. The dividend was payable on February 19, 2026 to shareholders of record on February 5, 2026.