Form 10-K/A
period 2025-12-31
HERITAGE COMMERCE CORP
filed 2026-04-10
CIK 1053352

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

Heritage Commerce Corp (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2026 (the “Original 10-K”) to provide additional information required by Part III of Form 10-K that was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. Except as explicitly set forth herein, this Amendment does not purport to modify or update the disclosures in, or exhibits to, the Original 10-K or to update the Original 10-K to reflect events occurring after the date of such filing. References to the “Bank” in this Amendment mean Heritage Bank of Commerce, the Company’s wholly owned subsidiary.

As required by Rule 12b-15, in connection with this Amendment, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein as Exhibit 31.1 and Exhibit 31.2, respectively, with paragraphs 3, 4, and 5 of the certifications omitted because no financial statements are included in this Amendment. Terms used but not defined herein have the meaning set forth in the Original Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

All of the Company’s directors are independent under the current listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), except for Mr. Jones, who currently serves as President and Chief Executive Officer of the Company.

Information Regarding the Company’s Board of Directors

The following table sets forth certain information regarding the Company’s Board of Directors (the “Board”), based on information furnished by them to the Company. The ages of the directors have been presented as of December 31, 2025.

Director	Age	Director Since	Independent
Julianne M. Biagini-Komas	63	2015	YES
Christopher J. Abate	46	2025	YES
Bruce H. Cabral	70	2019	YES
Jack W. Conner	86	2004	YES
Stephen G. Heitel	67	2019	YES
Kamran F. Husain	60	2021	YES
Robertson Clay Jones	55	2022	NO
Marina H. Park Sutton	69	2019	YES

There are no arrangements or understandings between any director or any other persons pursuant to which any of the above directors has been selected.

Julianne M. Biagini-Komas	Director Since: 2015

Julianne M. Biagini-Komas was formerly a member of the Focus Business Bank board of directors and joined the Board of Directors of the Company in August 2015. Ms. Biagini-Komas served as Vice Chair of the Board from October 2024 until her appointment to Chair of the Board in May 2025. Ms. Biagini-Komas brings decades of executive leadership, public company expertise and deep financial and accounting acumen to the Board and the Company. Ms. Biagini-Komas was formerly the Vice President, Finance and Human Resources of CNEX Labs, Inc., from March 2015 until her retirement in April 2021. She was also previously the Chief Financial Officer of Quantumscape Corporation, from 2011 to 2014. Prior to that, from 1994 to 2007 she held various executive roles at Endwave Corporation, a previously Nasdaq-listed company, including Chief Financial Officer from 2001 to 2006. Ms. Biagini-Komas has a Bachelor of Science degree in Accounting from San Jose State University and a Master’s in Business Administration degree from Santa Clara University. She also serves as the Chair of the Corporate Governance and Nominating Committee and a member of the Audit Committee and Personnel and Compensation Committee.

Christopher J. Abate	Director Since: 2025

Christopher J. Abate became a director of the Company in August 2025. Mr. Abate is a seasoned finance and accounting executive with over 20 years of experience in the financial services industry, bringing a wealth of extensive experience and knowledge in real estate and finance to the Company. Mr. Abate has served as Chief Executive Officer of Redwood Trust, Inc. (“Redwood Trust”) since May 2018 and as a director since December 2017. Mr. Abate has been employed with Redwood Trust since April 2006, previously serving as President from July 2016 to May 2018, Chief Financial Officer from March 2012 to August 2017, and Controller from January 2009 to March 2013. Before joining Redwood Trust, Mr. Abate was employed by PricewaterhouseCoopers LLP. He holds a B.A. in accounting and finance from Western Michigan University, and an M.B.A. from the University of California at Berkeley and Columbia University. He serves as a member of the Audit Committee and Personnel and Compensation Committee.

Bruce H. Cabral	Director Since: 2019

Bruce H. Cabral became a director of the Company in October 2019, when the Company acquired Presidio Bank, where he had also served as a director. Mr. Cabral is the former Senior Executive Vice President and Chief Credit Officer of Union Bank. Mr. Cabral retired from Union Bank in January 2010 after a 32 year tenure which lasted from 1977 until his retirement. Mr. Cabral brings to the Board his previous experience and knowledge of the business of Presidio Bank and his vast experience in the banking industry. Mr. Cabral received a Bachelor of Arts degree in economics from Stanford University. He serves as a member of the Corporate Governance and Nominating Committee and Finance and Investment Committee and Chair of the Bank’s Loan Committee.

Jack W. Conner	Director Since: 2004

Jack W. Conner became a director of the Company in 2004 and has served as Chair Emeritus since May 2025. Mr. Conner served as Chairman of the Board from July 2006 to May 2025. Mr. Conner was Chairman and Chief Executive Officer of Comerica California from 1991 until his retirement in 1998 and remained a director until 2002. He was President and a director of Plaza Bank of Commerce from 1979 to 1991. Prior to joining Plaza Bank of Commerce, he held various positions with Union Bank of California (formerly Union Bank) where he began his banking career in 1964. Mr. Conner has a Bachelor of Arts degree from San Jose State University. Mr. Conner contributes to the Board over 20 years of executive leadership and substantial experience in the community banking industry. Having served as a Chief Executive Officer and President at several successful community banks in the Company’s primary market, he brings a wide-ranging understanding of bank management, finance, operations and strategic planning.

Stephen G. Heitel	Director Since: 2019

Stephen G. Heitel became a director of the Company in October 2019, when the Company acquired Presidio Bank. Mr. Heitel formerly served as the Chief Executive Officer and director of Presidio Bank from October 2008 until the acquisition. Prior to joining Presidio Bank in October 2008, he served as President and Chief Executive Officer of Mid-Peninsula Bank based in Palo Alto, California. Mr. Heitel served in other senior positions at Greater Bay Bancorp, including President and Chief Executive Officer of San Jose National Bank from December 2003 to November 2005, and as Executive Vice President and Chief Operating Officer of Cupertino National Bank from August 2001 to December 2003. Mr. Heitel’s additional experience also includes executive roles with Bank of America including serving as head of Commercial Banking activities for the Bay Area, focusing on middle market businesses. Mr. Heitel brings to the Board an understanding and knowledge of the business and personnel of Presidio Bank as well as his previous executive experience and knowledge of the community banking industry. Mr. Heitel holds a Bachelor of Science degree in Finance from the University of San Francisco. Mr. Heitel serves as Chair of the Finance and Investment Committee and a member of the Bank’s Loan Committee.

Kamran F. Husain	Director Since: 2021

Kamran F. Husain became a director of the Company in December 2021. Mr. Husain is an experienced finance and accounting executive with deep banking and financial services experience and almost 30 years in the financial services industry. Most recently he served as the Chief Financial Officer at Tribal Credit, a B2B payments FinTech focused on serving SMBs in Latin America and MENA from December 2021 to August 2023. Prior to that, he was the Chief Accounting Officer of SVB Financial Group and Silicon Valley Bank from September 2008 to November 2019. He started his career in investment banking followed by seven years at PwC in the audit practice and nine years at Greater Bay Bancorp. Throughout his career, he has also worked on and led several merger and acquisition projects. Over the last fifteen years, he has directly managed relationships and communications with auditors as well as with bank regulators on matters related to reporting and compliance. Mr. Husain is also experienced in corporate governance matters from his prior positions. Mr. Husain holds a Master’s in Business Administration degree from the Haas School of Business at University of California, Berkeley and a Bachelor of Arts degree from Ohio Wesleyan University. Mr. Husain serves as Chair of the Audit Committee and a member of the Finance & Investment Committee.

Robertson Clay Jones	Director Since: 2022

Robertson Clay Jones became a director and President and Chief Executive Officer of the Company and the Bank in September 2022. Previously he served as President and Chief Operating Officer of the Bank from December 2021 after joining as Executive Vice President of the Bank and President of the Community Business Banking Group in October 2019. Mr. Jones was formerly the President of Presidio Bank, assuming the position in July 2018. Mr. Jones joined Presidio Bank in 2010 as Executive Vice President and Mid-Peninsula Market President. Prior to joining Presidio Bank, Mr. Jones was the organizing and initial President and Chief Executive Officer of New Resource Bank. From October 1993 to May 2005, Mr. Jones served in ever increasing corporate capacities for subsidiaries of Greater Bay Bancorp and Comerica Bank, including his position as Executive Vice President and Chief Operating Officer at Cupertino National Bank and Executive Vice President and Manager of the Venture Banking Group. As the Company’s President and Chief Executive Officer, Mr. Jones provides the Board with an overall perspective of the Company’s business, financial condition and its strategic direction. Mr. Jones received a Bachelor of Science degree in Business Administration and Management from the University of the Pacific. Mr. Jones serves as a member of the Finance and Investment Committee and the Bank’s Loan Committee.

Marina H. Park Sutton	Director Since: 2019

Marina H. Park Sutton became a director of the Company in October 2019 when the Company acquired Presidio Bank, where she had previously served as a director. Ms. Park Sutton retired in December 2022 as Chief Executive Officer of Girl Scouts of Northern California, which serves 19 counties in Northern California with almost 30,000 girls and 25,000 adults taking part in programs each year. Prior to joining Girl Scouts of Northern California in 2007, Ms. Park Sutton held a variety of progressively more senior positions at Pillsbury Winthrop Shaw Pittman LLP, an international law firm. Ms. Park Sutton has a Bachelor of Arts degree from the University of California, Berkeley and a Juris Doctor degree from the University of Michigan Law School. The Board benefits from Ms. Park Sutton’s experience as a director and member of the audit, corporate governance and compensation committees at Presidio Bank, as well as her valuable general business insight and legal experience. Ms. Park Sutton serves as Chair of the Personnel and Compensation Committee and a member of the Audit Committee and the Corporate Governance and Nominating Committee.

Information Regarding the Company’s Executive Officers

The following sets forth certain information regarding executive officers of the Company and/or Heritage Bank of Commerce. The ages of the executive officers have been presented as of December 31, 2025.

Name	Position with Company	Age
Robertson Clay Jones	President and Chief Executive Officer of the Company and the Bank	55
Seth Fonti	Executive Vice President and Chief Financial Officer of the Company and the Bank	45
Thomas A. Sa	Executive Vice President and Chief Operating Officer of the Company and the Bank	64
Christopher Edmonds-Waters	Executive Vice President and Chief People and Culture Officer of the Bank	63
Susan S. Just	Executive Vice President and Chief Credit Officer of the Bank	60
Janisha Sabnani	Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank	42
Glen E. Shu	Executive Vice President and President of the Specialty Finance Group of the Bank and President of Bay View Funding	57
Jeannie Tam	Senior Vice President and Chief Accounting Officer of the Company and the Bank	45
Dustin M. Warford	Executive Vice President and Chief Banking Officer of the Bank	46

Robertson Clay Jones	President and Chief Executive Officer of the Company and the Bank

Biographical information for Robertson Clay Jones is found under “Information Regarding the Company’s Board of Directors.”

Seth Fonti	Executive Vice President and Chief Financial Officer of the Company and the Bank

Seth Fonti has served as Executive Vice President and Chief Financial Officer of Heritage Commerce Corp and Heritage Bank of Commerce since July 2025. Mr. Fonti brings over two decades of financial leadership experience across global and domestic banking institutions. Most recently, he served as Managing Director and Head of Strategy, Corporate Development and Strategic Finance for MUFG Americas, the regional arm of one of the world’s top five global banks. In this role, he led transformative initiatives across strategy, performance optimization, enterprise-wide financial planning, risk management and capital planning. Prior to MUFG, he was a financial institutions investment banker with Macquarie Capital, Fox-Pitt Kelton, and JP Morgan. He holds an MBA in Finance from Georgetown University and a BA from Rollins College.

Thomas A. Sa	Executive Vice President and Chief Operating Officer of the Company and the Bank

Thomas A. Sa has served as Executive Vice President and Chief Operating Officer of Heritage Commerce Corp and Heritage Bank of Commerce since September 2024. In November 2024, he was appointed as Interim Chief Financial Officer of Heritage Commerce Corp and Heritage Bank of Commerce. Mr. Sa served most recently as President, Chief Operating Officer and Chief Financial Officer at California BanCorp and its subsidiary, California Bank of Commerce, a position he had held from May 2019 until July 2024, when that company completed a merger of equals with Southern California Bancorp. Mr. Sa continued in a transitional role with the surviving company until September 2024. Mr. Sa had previously served in various executive positions, including Chief Risk Officer, with Western Alliance Bancorp and Chief Financial Officer of Bridge Capital Holdings and its subsidiary Bridge Bank, N.A. Mr. Sa also served as a director of Bridge Capital Holdings and Bridge Bank. He began his career as a CPA with Deloitte & Touche, specializing in financial institutions and technology companies in Silicon Valley. Mr. Sa holds a Bachelor of Science in Business Administration and Accounting from Humboldt State University and is a licensed CPA in California.

Christopher Edmonds-Waters	Executive Vice President and Chief People and Culture Officer of the Bank

Christopher Edmonds-Waters joined Heritage Bank of Commerce in April 2024 serving as the Executive Vice President and Chief People and Culture Officer. Mr. Edmonds-Waters joined Heritage Bank of Commerce after having led the human resources function at Silicon Valley Financial Group, Inc., the parent company of Silicon Valley Bank (“SVB”), where he began in 2003, increasing his responsibilities over time. Of note, during Mr. Edmonds-Waters’ tenure, as Chief Human Resources Officer from 2006 to 2023, he played a key role in preparing the workforce-and the company as a whole-for expansion into new offshore markets and new product lines. He accomplished this through partnering with the Chief Executive Officer and executive team in establishing a culture known for its strong values and the belief that in order to support their clients, SVB needed to first support their employees. Prior to SVB, Mr. Edmonds-Waters honed his expertise through various Human Resources Director positions at Charles Schwab & Co., Inc. Mr. Edmonds-Waters holds a Master of Arts in Human Resources & Organization Development from the University of San Francisco, complemented by a Bachelor of Arts in Intercultural Communication and a Spanish Minor from Arizona State University.

Susan S. Just	Executive Vice President and Chief Credit Officer of the Bank

Susan S. Just has served as Executive Vice President and Chief Credit Officer of Heritage Bank of Commerce since September 2023. Prior to joining Heritage Bank of Commerce, Ms. Just served as Executive Vice President and Chief Credit Officer of Santa Cruz County Bank from July 2021 until September 2023. Prior to that she served as a consultant to Salo LLC and Noumena Partners, Inc. from October 2018 until July 2021. Ms. Just has also previously served in senior credit administration roles at J.P. Morgan Chase, First Chicago Bank & Trust, Northern Trust Bank and TCF Bank. Ms. Just holds a Bachelor of Business Administration from Loyola University of Chicago and a Master of Business Administration from Kellogg School of Management at Northwestern University.

Janisha Sabnani	Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank

Janisha Sabnani has served as Executive Vice President and General Counsel of Heritage Commerce Corp and Heritage Bank of Commerce since February 2025 and as Corporate Secretary since May 2025. Prior to her time at the Company, Ms. Sabnani served in a progression of roles, since July 2014, at First Republic Bank, culminating as Senior Vice President, Deputy General Counsel and Assistant Secretary from March 2018 until First Republic’s acquisition by JPMorgan Chase (“JPMC”) in May 2023. From that acquisition until her departure from JPMC, she served as a leader assisting with the integration of First Republic Bank into JPMC. Ms. Sabnani also spent several years in private practice as a corporate and mergers and acquisitions attorney at Skadden, Arps, Slate, Meagher & Flom, LLP. She currently serves in a variety of advisory and board roles in Northern California, including with The BASIC Fund. Ms. Sabnani holds a J.D. from the New York University School of Law, an M.B.A. from the New York University Leonard N. Stern School of Business, and a B.A. in Political Science and Mass Communications from the University of California, Berkeley.

Glen E. Shu	Executive Vice President and President of the Specialty Finance Group of the Bank and President of Bay View Funding

Glen E. Shu has served as Executive Vice President, President of Specialty Finance Group of Heritage Bank of Commerce and President of Bay View Funding since October 2019. As President of Heritage Bank of Commerce’s Specialty Finance Group, he has led the factoring, asset-based lending, Small Business Administration and Homeowners Associations business units. Prior to that, Mr. Shu served as Executive Vice President of underwriting and operations for the factoring division of Bay View Commercial Finance Group, a division of Bay View Bank. A graduate of San Jose State University with a Bachelor of Science degree in Finance, he has spent more than 30 years in the financial services industry including various roles with KBK Financial and Concord Growth Corporation from 1992 to 1998.

Jeannie Tam	Senior Vice President and Chief Accounting Officer of the Company and the Bank

Jeannie Tam has served as Senior Vice President and Chief Accounting Officer since July 2025. Ms. Tam brings more than 15 years of financial leadership experience in accounting operations, financial close, and finance transformation within financial services. Most recently, she served as Managing Director and Controller at JP Morgan Chase Bank, N.A. where she led the First Republic Bank and JPMorgan finance integration managing accounting operations, financial reporting, and SOX compliance. Ms. Tam previously served in various accounting roles at First Republic Bank from 2004 through 2023, and she was appointed Senior Vice President and Controller at First Republic Bank in 2022. She holds an MBA from San Francisco State University and a Bachelor of Science in Managerial Economics from University of California, Davis.

Dustin M. Warford	Executive Vice President and Chief Banking Officer of the Bank

Dustin M. Warford has served as the Executive Vice President and Chief Banking Officer since June 2022. He joined Heritage Bank of Commerce in 2006, starting in Commercial and Private Banking. In 2012, he was chosen to lead the Real Estate Industries Division and Peninsula market, where he was consistently a key contributor to the Bank’s growth and success. He earned a Bachelor of Science degree in Finance and an MBA in Finance from Santa Clara University and is also a graduate of The Pacific Coast Banking School. Over the years, he has stayed connected to his community by serving on numerous boards and finance committees, including 19 for Life, The Bronco Bench Foundation, San Jose Sports Hall of Fame and Sacred Heart Nativity School.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities, as well as the securities of publicly traded companies with whom we have a business relationship, by directors, officers and employees, and consultants. Our Insider Trading Policy is designed to promote compliance with all applicable insider trading laws, listing standards, rules and regulations. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to the Original 10-K filed with the SEC on March 9, 2026.

The Company prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace or otherwise as a result of an individual’s employment or other relationship with the Company or any of its subsidiaries, as well as the misuse of any material nonpublic information about the Company or any of its subsidiaries or their respective businesses in securities trading.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. They are required by SEC rules and regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with during the year ended December 31, 2025, except for: (i) a Form 4 filed on June 3, 2025 reporting restricted stock units granted to Mr. Sa on March 10, 2025, (ii) a Form 4 filed on June 3, 2025 reporting restricted stock units granted to Mr. Edmonds-Waters on March 10, 2025, (iii) a Form 4/A filed on March 26, 2025 amending a Form 4 filed on March 11, 2025 updating the information regarding restricted stock units and performance-based restricted stock units granted to Mr. Jones on March 8, 2025, and (iv) a Form 3 filed on August 5, 2025 reporting the beneficial ownership of securities of Mr. Fonti after becoming a reporting person of the Company on July 24, 2025.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, other principal financial officers, and other designated senior management personnel, to help ensure that our financial affairs are conducted honestly, ethically, accurately, objectively, consistent with generally accepted accounting principles and in compliance with applicable laws, rules and regulations. We will disclose any amendment to, or a waiver from certain provisions of our code of ethics on our website. The code of ethics is available on our website at www.heritagecommercecorp.com.

The Board has adopted procedures for receiving and responding to complaints or concerns regarding accounting and auditing matters. These procedures were designed to provide a confidential channel of communication for employees and others who have complaints or concerns regarding accounting or auditing matters involving the Company.

Concerns may be communicated to a third-party service provider in a confidential or anonymous manner, which will then be forwarded by the third-party service provider to the Chair of the Audit Committee of the Board. The Audit Committee Chair will make a determination on the level of inquiry, investigation or disposal of the complaint. All complaints are discussed with the Company’s senior management and monitored by the Audit Committee for handling, investigation and final disposition. The Chair of the Audit Committee will report the status and disposition of all complaints to the Board. The Company maintains a strict anti-retaliation policy for all matters submitted in accordance with these procedures and for these purposes.

Communications with the Board

Shareholders may communicate with the Board, including a committee of the Board or individual directors, by writing to the Corporate Secretary, Heritage Commerce Corp, 224 Airport Parkway, San Jose, California 95110. Each communication from a shareholder should include the following information in order to permit shareholder status to be confirmed and to provide an address to forward a response if deemed appropriate:

●	The name, mailing address and telephone number of the shareholder sending the communication; and
●	If the shareholder is not a record holder of our common stock, the name of the record holder of our common stock beneficially owned must be identified along with the shareholder.

Our Corporate Secretary will forward all appropriate communications to the Board or individual directors specified in the communication. Shareholders are invited, but not required, to include in their outreach letter a brief summary of the topics to be covered in the Board discussion. Our Corporate Secretary may (but is not required to) review all correspondence addressed to the Board or any individual member of the Board, for any inappropriate correspondence more suitably directed to management. Communications may be deemed inappropriate for this purpose if it is reasonably apparent from the face of the correspondence that it relates principally to a client dispute or similar issue not related to an area of Board oversight. Our policies regarding the handling of security holder communications were approved by our independent directors.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 10A(m) of the Securities Exchange Act of 1934, as amended, and Nasdaq Rule 5605(c). The Audit Committee charter adopted by the Board sets out the responsibilities, authority and specific duties of the Audit Committee. The Audit Committee charter is available on the Company’s website at www.heritagecommercecorp.com.

The responsibilities of the Audit Committee include the following:

●	oversee our corporate accounting and financial reporting processes and the quality and integrity of our financial statements and reports, including our internal control over financial reporting and disclosure controls and procedures;
●	oversee the appointment, compensation, retention and oversight of our independent auditors, including conducting a review of their qualifications and independence, reviewing and approving the planned scope of our annual audit, overseeing the independent auditors’ work, and reviewing and pre-approving any audit and non-audit services that may be performed by them;
●	review with management and our independent auditors the effectiveness of our internal controls over financial reporting;
●	oversee our information technology and cybersecurity programs, including but not limited to incident detection, response and reporting obligations;
●	oversee our risk management function, including without limitation cybersecurity incident response and related reporting matters and the insurance coverage program of the Company;
●	approve the scope and engagement of external audit services and review significant accounting policies and adjustments recommended by the independent auditors and address any significant, unresolved disagreements between the independent auditors and management;
●	review and discuss with the independent auditors our relationships and transactions with any related parties that are significant to us, including our identification of and disclosure of related party transactions;
●	review and discuss quarterly earnings releases and financial statements included within our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with management and the independent auditors;
●	review and discuss with management and the independent auditors any significant changes, significant deficiencies and material weaknesses regarding internal controls over financial reporting, and oversee the corrective action taken to mitigate any significant deficiencies and material weaknesses identified;
●	review with management and the independent auditors the effect of significant regulatory and accounting initiatives, changes, and pronouncements as well as significant and unique transactions and financial relationships;
●	review with the independent auditors the matters required to be discussed by Auditing Standards No. 1301, and receive and discuss with the independent auditors disclosures regarding the auditors’ independence;
●	oversee the internal audit function, including the appointment and evaluation of our Audit Leader, and the audits directed under its auspices;
●	review and discuss with management our risk assessment and risk management policies, compliance with laws, and our major risk exposures and any steps by management to monitor or control such exposures; and
●	oversee and monitor the remediation of material risk management issues.

The current members of the Audit Committee are Mr. Abate, Ms. Biagini-Komas, Mr. Husain (Chair) and Ms. Park Sutton. Mr. Husain is an “audit committee financial expert” as defined in the SEC regulations. Each member of the Audit Committee meets the independence criteria as defined by applicable rules and regulations of the SEC for audit committee membership and is independent and is “financially sophisticated” as defined by the applicable rules and regulations of The Nasdaq Stock Market.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis (“CD&A”) outlines our executive compensation philosophy and objectives, describes the elements of our executive compensation program, and explains how the Personnel and Compensation Committee (“Committee”) of the Company’s Board arrived at its compensation decisions for our 2025 named executive officers (“NEOs”).

On December 17, 2025, the Company entered into an Agreement and Plan of Reorganization and Merger (which we refer to as the “Reorganization Agreement”) with CVB Financial Corp. (“CVBF”), pursuant to which the Company will be merged with and into CVBF, with CVBF continuing as the surviving corporation. Promptly following the Merger, the Bank will merge with and into Citizens Business Bank, National Association (“Citizens”), a national bank and wholly-owned subsidiary of CVBF, with Citizens continuing as the surviving bank. This CD&A does not describe any special compensation that may be payable in connection with the mergers, which will be described in the Joint Proxy Statement/Prospectus included in the registration statement on Form S-4 filed by CVB Financial Corp.

This section also includes the annual report of the Committee, which is charged with the independent oversight of our compensation philosophies, programs and policies for all employees, including our NEOs, listed below:

Named Executive	Position
Robertson Clay Jones	President and Chief Executive Officer of the Company and the Bank
Seth Fonti	Executive Vice President and Chief Financial Officer of the Company and the Bank
Thomas A. Sa	Executive Vice President and Chief Operating Officer of the Company and the Bank
Janisha Sabnani	Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank
Glen E. Shu	Executive Vice President and President of the Specialty Finance Group of the Bank and President of Bay View Funding
Dustin M. Warford	Executive Vice President and Chief Banking Officer of the Bank

Executive Summary

The compensation programs in which our NEOs participate are designed to drive our financial results, align with our business strategy and create long-term value for our shareholders. Our pay-for-performance compensation philosophy places a heavy emphasis on variable (at-risk) compensation through short- and long-term incentive programs.

In 2025, the Committee took the following actions:

●	Continued our practice of proactively engaging with shareholders to have open and constructive discussions about our executive compensation programs, practices, and policies. As discussed below under “Compensation Discussion and Analysis—Shareholder Outreach Program,” we view shareholder feedback as an important input that helps guide the Committee’s design and oversight of the executive compensation program.
●	Reviewed and considered the appropriate peer groups for compensation and performance comparisons.
●	Established and evaluated a combination of corporate performance goals and individualized objectives for the 2025 Executive Officer Cash Incentive Program. Corporate performance goals were quantitative and focused on key financial and operational priorities for the Company, while individual goals were qualitative and tailored to each executive’s role and responsibilities in supporting the Board’s strategic priorities.
●	Maintained our Long-term Incentive Equity Program (“LTIEP”), in which 50% of the NEOs’ award values were in the form of performance-based restricted stock units (“PRSUs”).
●	Continued our longstanding practice of reviewing incentive programs to confirm that performance metrics and goals are aligned with sound risk management principles, comply with the interagency Guidance on Sound Incentive Compensation Practices, and do not incentivize excessive or imprudent risk-taking.

Governance Best Practices

The Company designs its executive compensation programs to support the long-term interests of shareholders and reflect compensation best practices. The Committee regularly reviews the executive compensation program to confirm that it aligns with the Company’s compensation philosophy, supports its objectives, and reflects shareholder interests. The Committee believes the following practices reinforce these objectives:

What We Do	What We Don’t Do

Engage with Shareholders.

The Committee, together with executive management, regularly engages with shareholders through open and transparent outreach. These discussions seek shareholder feedback on executive pay levels, practices, and policies and provide shareholders with an opportunity to ask questions about the Company’s compensation philosophy, objectives, and decision-making.

No Tax Gross Ups. The Company does not provide tax gross-ups in connection with a change in control.

Use Incentive Plans with Pre-Established Performance Measures.

The Executive Officer Cash Incentive Program is primarily based on objective, formula-driven financial performance measures. A smaller portion of the program is tied to qualitative goals designed to support the Company’s strategic priorities.

In 2025, NEOs received 50% of their long-term incentive value in the form of PRSUs, which vest only if specified relative return on average tangible common equity (“ROATCE”) performance goals are achieved over a three-year performance period.

No Repricing or Repurchase of Underwater Equity Awards. The Company does not allow the repricing or repurchase of underwater stock options or stock appreciation rights without shareholder approval.

Incorporate Risk Management into Incentive Design.

The Executive Officer Cash Incentive Program uses multiple performance measures to avoid over-reliance on any single metric. The Committee conducts an annual risk review of the program to confirm that it supports prudent risk management.

No Multi-Year Pay Guarantees. The Company does not provide multi-year guaranteed salary increases, equity awards, or incentive arrangements not tied to the Company’s performance.

Maintain a Clawback Policy.

The Company has a compensation recoupment policy that allows the Board to recover incentive compensation in the event of fraud or if the Company is required to restate its financial statements due to a material error.

No Single-Trigger Cash Severance.

Executive employment agreements do not provide for cash severance payments based solely on a change in control. Severance benefits require both a change in control and an involuntary termination or resignation for good reason.

Require Meaningful Share Ownership.

The President and Chief Executive Officer is required to own Company shares with a value equal to three times base salary, and other named executive officers are required to own shares equal to one times base salary. Until these requirements are met, executives must retain 50% of vested shares received under equity compensation plans. Similar ownership guidelines apply to directors, and all executives and directors were in compliance as of December 31, 2025.

What We Do	What We Don’t Do

Prohibit Hedging and Pledging. The Company prohibits executives and directors from hedging or pledging Company stock.

Engage an Independent Compensation Consultant.

The Committee retains an independent compensation consultant that provides no other services to the Company and has no relationships that could compromise the objectivity of its advice.

Overview of Total Rewards Philosophy

The Committee believes that achieving the Company’s strategic objectives depends on attracting, retaining, and motivating talented employees and aligning their interests with those of shareholders. The Company views compensation and benefits collectively as “Total Rewards,” including base salary, short-term and long-term incentives, and employee benefits. The Committee considers both the mix and overall level of Total Rewards when making compensation decisions.

●	Provide Competitive Total Rewards
We design Total Rewards to align, in the aggregate, with median market practices of similarly sized banks in our geographic region, with adjustments based on individual performance, skills, and experience. Employees are rewarded for their unique contributions on the basis of our overall mission and their individualized goals and performance.
●	Emphasize Pay-for-Performance
We link total compensation opportunities to the achievement of financial and operating goals derived from the Company’s internal business plan, with incentives tied to short- and long-term performance relative to peers.
●	Link Compensation to Accountability
We evaluate individual performance based on results and leadership effectiveness and hold managers at all levels accountable for achieving financial and non-financial objectives and developing future leaders. These evaluations inform salary increases and incentive awards.
●	Mitigate Compensation-Related Risk
We design executive compensation programs to promote prudent risk-taking by balancing fixed and variable pay, using short- and long-term incentive horizons, applying multiple performance measures, requiring capital thresholds under the Executive Officer Cash Incentive Program, and subjecting incentive compensation to the Company’s clawback policy.
●	Provide Reasonable Income Security
We maintain executive employment agreements consistent with market practices that provide reasonable income protection following a change in control. Equity incentive plans provide for accelerated vesting upon a change in control, and the Committee periodically reviews this practice with input from its independent compensation consultant.

Summary of Components of Executive Compensation

The Company provides a mix of fixed and variable compensation to named executive officers designed to support performance, align with shareholder interests, and reflect market practices. Total compensation for named executive officers consists of the following elements:

Compensation Component	Purpose
Base Salary	Provides fixed compensation that reflects the scope of the executive’s role, responsibilities, experience, skills, and individual performance.
Executive Officer Cash Incentive Program	Rewards the achievement of annual corporate performance goals and individual objectives that support the Company’s strategic priorities and long-term success.
Long-Term Incentives

Aligns executive compensation with long-term shareholder value through equity-based awards. In 2025, 50% of each named executive officer’s long-term incentive award was delivered in PRSUs, which vest based on relative return on average tangible common equity performance at the end of a three-year period.

Other Compensation

Provides health, welfare, and retirement benefits generally available to full-time employees and limited perquisites that support the effective performance of executive duties. Employment agreements and separation benefits are designed to promote stability and ensure executives act in the best interests of the Company.

Compensation Mix

The Committee evaluates the compensation mix to balance fixed and variable pay, cash and equity compensation, and short-and long-term incentive opportunities. This approach is intended to motivate near-term performance while reinforcing long-term objectives that drive shareholder value. The chart below reflects the 2025 compensation actually paid, including salary, annual incentive opportunities, one-time sign-on bonuses and long-term equity incentives, and excludes pension accruals, nonqualified deferred compensation earnings and all other compensation reported in the Summary Compensation Table.

Compensation Policies and Practices

The Committee maintains compensation policies and practices designed to promote alignment with shareholder interests, support prudent risk-taking, and reinforce sound governance. Key policies and practices are summarized below.

Summary
Stock Ownership and Retention Guidelines

The Company maintains stock ownership guidelines to encourage meaningful share ownership by named executive officers and directors through the retention of shares received under incentive plans. These guidelines are summarized under “Compensation Discussion and Analysis – Governance Best Practices – Require Meaningful Share Ownership” above.

Clawback Policy

The Company maintains an incentive compensation recovery policy that requires reimbursement or forfeiture of excess incentive compensation if the Company is required to restate its financial statements due to material noncompliance with financial reporting requirements. Recovery applies on a no-fault basis and covers incentive compensation received during the three completed fiscal years preceding the restatement.

Insider Trading Policy

The Company prohibits directors, officers, employees, and consultants from trading Company securities while in possession of material nonpublic information and from disclosing such information without authorization. The policy is designed to promote compliance with applicable insider trading laws and regulations.

Prohibition on Hedging

The Company prohibits executive officers and directors from engaging in hedging or other transactions designed to offset or reduce the economic risk of owning Company stock, including short sales, options transactions, and other derivative arrangements.

Prohibition on Pledging

The Company prohibits executive officers and directors from pledging Company securities as collateral, purchasing Company securities on margin, or borrowing against Company securities held in margin accounts.

Equity Grant Practices

The Company’s practice is to approve annual equity awards to eligible recipients, including our NEOs, in March of each year, with the exception of grants related to new hires or other off-cycle awards.

We do not backdate equity awards. In addition, we do not coordinate grants of equity awards so that they are made before announcement of favorable information, or after announcement of unfavorable information. The Company’s equity awards are granted at fair market value on a fixed date. We do not grant stock options with a so-called “reload” feature, nor do we lend funds to employees to enable them to exercise stock options. We have never re-priced stock options.

Compensation Risk Assessment

The Committee periodically reviews compensation programs to assess whether they encourage unnecessary or excessive risk-taking. For 2025, the Committee concluded that the Company’s programs appropriately balanced cash and equity compensation, short- and long-term incentives, financial and non-financial goals, and the use of objective measures and discretion. Ethics, compliance policies, and internal controls further mitigate compensation-related risk.

Administration and Oversight

The Executive Vice President and Chief People and Culture Officer works with the Committee and external compensation advisors to administer compensation programs and align payouts with program design and intent.

Tax Considerations

The Committee considers the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) when evaluating executive compensation. While the Committee seeks to maximize tax deductibility where practicable, it retains discretion to make compensation decisions it believes are in the best interests of the Company and shareholders, even if compensation is not fully deductible.

Compensation Committee Independence

No Committee member is or has been an employee of the Company or its subsidiaries, and no Committee member has relationships requiring disclosure under Item 404 of Regulation S-K. No executive officer serves on the compensation committee or board of any entity whose executive officers serve on the Company’s Board.

Shareholder Outreach Program

The Company maintains an active shareholder outreach program to solicit feedback on executive compensation programs, practices, and policies. Members of executive management, including the Chief Executive Officer and Chief Financial Officer, engaged with shareholders and potential investors through investment conferences and individual meetings. In addition, the Company conducted routine outreach to its largest institutional shareholders. The Chair of the Personnel and Compensation Committee, together with members of executive management, met directly with a number of these investors during 2024 and 2025.

As a result of this engagement, and consistent with shareholder feedback, the Committee has continued to refine and reinforce key elements of the executive compensation program, including:

●	Enhancing the Executive Officer Cash Incentive Program by emphasizing differentiated individual goals that support profitability, safety and soundness, and workforce development;
●	Maintaining a performance-based long-term incentive structure for 2025, under which 50% of named executive officers’ long-term incentive award value is delivered in PRSUs tied to relative ROATCE over a three-year performance period, with the remaining 50% delivered in time-based restricted stock units;
●	Maintaining robust stock ownership and retention guidelines for executive officers; and
●	Continuing to monitor change-in-control equity vesting practices, including the prevalence of single-trigger vesting among similarly sized banks.

The Committee did not receive any substantial or recurring shareholder concerns related to executive compensation during its outreach efforts. In addition, the Company received positive results on its most recent advisory “say-on-pay” proposal in 2025 (with 97.9% shareholder support), which the Committee considered in its assessment and development of the Company’s compensation program. The Company welcomes ongoing shareholder feedback as part of its commitment to sound compensation governance and long-term value creation.

The Decision-Making Process

The Committee oversees executive compensation through a structured decision-making process with clearly defined roles and responsibilities for the Committee, its independent compensation consultant, and executive management.

Responsible Party	Primary Role and Responsibilities

Personnel and Compensation Committee
●
Oversees the design and administration of the 2025 executive compensation program
●
Evaluates the President and Chief Executive Officer’s performance annually, in consultation with the Board
●
Reviews and approves compensation recommendations for the other named executive officers
●
Approves performance goals used in 2025 compensation decisions
●
Annually reviews and approves base salaries, target cash incentive opportunities, and equity awards, as applicable
●
Approves changes to the Compensation and PRSU peer groups
●
Reviews compensation-related risk annually
●
Reviews and recommends director compensation to the Board

Independent Compensation Consultant
●
Provides independent advice on compensation design, market practices, peer data, and regulatory developments
●
Assists in identifying peer groups and survey data for evaluating compensation competitiveness
●
Analyzes peer data to support 2025 compensation decisions
●
Reviews proposed program changes and compensation disclosures
●
Provides additional analysis and advice at the request of the Committee

Executive Management
●
The President and Chief Executive Officer recommends compensation for other named executive officers based on performance
●
Management supports the Committee through meeting preparation and participation at the Committee’s request
●
Management does not participate in deliberations regarding its own compensation or the compensation of the President and Chief Executive Officer

The Role of the Independent Compensation Consultant

The Personnel and Compensation Committee retains Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant to advise on executive and director compensation matters.

The Committee has sole authority to retain and oversee its independent compensation consultant and to determine the scope of services provided. In selecting Meridian, the Committee considered the firm’s independence, including whether it provides any other services to the Company or its affiliates, and receives advice from Meridian independent of management.

The Chair of the Personnel and Compensation Committee reviewed Meridian’s independence and the nature and amount of services provided during 2025 and determined that Meridian is independent within the meaning of the applicable requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Pay Positioning

Generally, base salaries are targeted near the median of the market, adjusted annually for aging and for wage rates in the California Bay Area, which are higher than the national average. Individual factors also may be considered by the Committee including individual performance, the importance of the role in achieving strategic objectives, and other factors that the Committee deems relevant on an individualized or Company-wide basis.

Use of Peer Group and Market Data

The Committee engages Meridian to conduct a competitive review of the Company’s executive compensation program. As part of this process, the Committee used peer group and market data in a comprehensive executive compensation review conducted to inform 2025 compensation decisions.

In setting market-competitive compensation guidelines for named executive officers, the Committee considers publicly disclosed compensation data from a peer group of other publicly traded banks that serves as a competitive reference point. The peer group is reviewed periodically to ensure continued relevance.

Banks included in the compensation peer group are publicly traded and generally share one or more of the following characteristics:

●	Asset sizes between $2.5 billion and $11 billion
●	Similar product offerings and business focus
●	Comparable performance characteristics, including asset growth, profitability, credit quality, capitalization, and total shareholder return

Based on these criteria, the following companies comprised the Company’s Compensation Peer Group for purposes of 2025 compensation decisions:

Bank of Marin Bancorp	Southside Bancshares, Inc.
BayCom Corp	Hanmi Financial Corporation
Coastal Financial Corporation	Preferred Bank
Five Star Bancorp	Westamerica Bancorporation
PCB Bancorp	Triumph Financial, Inc.
RBB Bancorp	Third Coast Bancshares, Inc.
Sierra Bancorp	South Plains Financial, Inc.
Stellar Bancorp, Inc.	Guaranty Bancshares, Inc.
National Bank Holdings Corporation	Heritage Financial Corporation
TriCo Bancshares

The competitive review also incorporated data from McLagan’s Regional & Community Banking Survey database. National survey data was adjusted upward by 29.5% to reflect higher wage rates in the San Jose, California market relative to the national average. In addition, a 4% aging factor was applied to align the data with compensation levels as of the beginning of 2025.

Chief Executive Officer Compensation

The Committee annually establishes and approves performance goals for the Chief Executive Officer and evaluates performance against those goals and other relevant factors. In conducting this evaluation, the Committee considers Company-wide financial performance and progress toward short- and long-term strategic and financial objectives. With assistance from its independent compensation consultant, the Committee also reviews peer group compensation data for base salary, total cash compensation, and total direct compensation.

The Chief Executive Officer does not participate in deliberations or decisions regarding his own compensation.

Base Salary

The Committee approved the following salaries and adjustments for the named executive officers effective April 1, 2025:

Named Executive Officer	2024 Base Salary ($)	2025 Base Salary ($)	% Change(1)
Robertson Clay Jones	$673,014	$700,000	4.00%
Seth Fonti	N/A	$425,000	N/A
Thomas A. Sa	$475,000	$475,000	0%
Janisha Sabnani	N/A	$390,000	N/A
Glen E. Shu	$373,258	$380,723	2.00%
Dustin M. Warford	$362,070	$385,242	6.40%
(1)	For Mr. Sa, Ms. Sabnani and Mr. Fonti, base salaries were established in conjunction with their hires during 2024 or 2025, and year‑over‑year percentage changes are therefore not meaningful.

Executive Officer Cash Incentive Program

Named executive officers participate in the Executive Officer Cash Incentive Program, an annual cash incentive opportunity tied to the achievement of corporate and individual performance goals. For 2025, the Committee established incentive opportunities for each participating executive expressed as a percentage of base salary, with payouts structured at threshold, target, and maximum performance levels.

The table below summarizes the 2025 incentive opportunities under the program.

	% of Base Salary
Named Executive Officer	Threshold	Target	Maximum
Robertson Clay Jones	37.5%	75%	112.5%
Seth Fonti	25%	50%	75%
Thomas A. Sa	25%	50%	75%
Janisha Sabnani	22.5%	45%	67.5%
Glen E. Shu	25%	50%	75%
Dustin M. Warford	25%	50%	75%

For 2025, the Committee structured the Executive Officer Cash Incentive Program using a combination of quantitative corporate performance measures and qualitative, role-based individual objectives. The Committee assigned 85% weighting to Company performance and 15% weighting to individual qualitative performance.

The performance metrics, weightings, and threshold, target, and maximum performance levels were established by the Committee in the first quarter of 2025. Performance results were measured as of December 31, 2025.

Performance Metrics	Weight	Threshold	Target	Maximum
Return on Average Assets	20%	0.83%	0.92%	1.06%
Pretax Net Income	15%	$65,340,013	$68,607,014	$75,141,015
Efficiency Ratio	20%	64.59%	62.71%	56.43%
Loan Growth(1)	15%	$2,772,772,585	$3,080,858,427	$3,542,987,191
Deposit Growth(2)	15%	$4,275,887,797	$4,750,986,441	$5,463,634,407
Qualitative Factors(3)	15%	(Differentiated goals for each executive)
(1)	Loan Threshold, Target and Maximum are established at 90%, 100% and 115% of the Company’s budgeted average loans, respectively. Includes factored accounts receivable but excludes purchased mortgage loans.
(2)	Deposits exclusive of brokered, state certificates of deposit. Includes clients’ Insured Cash Sweep / Certificate of Deposit Account Registry Service deposits. The Deposit Threshold, Target and Maximum are established at 90%, 100% and 115% of the Company’s budgeted average deposits, respectively.
(3)	The qualitative factors were based on differentiated goals for each executive to achieve the Company’s strategic plan for 2025.

We apply a straight-line interpolation to determine the percentage of the cash bonus where the performance falls between two levels in the table above.

Capital Performance Gate

Payouts under the Executive Officer Cash Incentive Program are subject to a performance gate requiring a year-end total risk-based capital ratio of at least 10.5%. If the capital threshold is not met, no incentive payments are made.

Committee Discretion

The Committee retains discretion, within the parameters of the program, to adjust performance results for one-time, non-recurring, or extraordinary items and to consider factors such as regulatory compliance and credit quality, and may change the Executive Officer Cash Incentive Program, if necessary, at any time and in any way (including by increasing or decreasing awards). The Committee may also reduce or eliminate incentive payouts otherwise earned. In assessing Company performance in 2025 under the Executive Officer Cash Incentive Program, the Committee determined to adjust Return on Average Assets, Pre-tax Net Income, and Efficiency Ratio in order to exclude the impact of charges related to the following extraordinary items: (1) the settlement of certain litigation matters, (2) the planned closure of a Bank branch, and (3) pre-tax charges related to the announced pending merger with CVBF.

2025 Performance Outcomes

For 2025, the Company achieved:

●	Maximum performance for adjusted pre-tax net income,
●	Upper-end target performance for adjusted return on average assets (“ROAA”) and adjusted efficiency ratio,
●	Upper-end target performance for loan growth and near target performance for deposit growth.

The Committee determined that the performance levels established for 2025 were appropriately challenging and aligned with the Company’s long-term performance objectives.

2025 Qualitative Performance Metrics

●	Robertson Clay Jones
The Committee considered Mr. Jones’ leadership through significant executive management transitions, investments in cybersecurity and infrastructure, improvements in sales leadership effectiveness, and actions taken to enhance profitability, including leadership realignment and business line rationalization.
●	Seth Fonti
The Committee considered Mr. Fonti’s restructuring of the Company’s strategic planning process, balance sheet repositioning, and contributions to net interest margin expansion and earnings performance following his appointment in July 2025.
●	Thomas A. Sa
The Committee considered Mr. Sa’s leadership in automation and process efficiency initiatives, digital transformation efforts, expense management resulting in material cost savings, and his service as Interim Chief Financial Officer.
●	Janisha Sabnani
The Committee considered Ms. Sabnani’s leadership in improving the efficiency and quality of legal support and strengthening governance and her role in resolving a long-standing wage and hour class action matter following her appointment in February 2025.
●	Glen E. Shu
The Committee considered Mr. Shu’s leadership and execution in operationalizing Bay View Funding’s strategic plan which resulted in record balance sheet growth and profitability in 2025 in addition to enhancing business development team and sales practices.
●	Dustin M. Warford
The Committee considered Mr. Warford’s leadership in successfully leading the Banking team to expand loans and deposits, enhancing core profitability through disciplined execution, strong credit performance, and leading new business generation with continued excellence in asset quality.

2025 Executive Officer Cash Incentive Awards

Based on the Company’s performance and individual qualitative assessments, as well as adjustments for certain executives noted below in light of outperformance during 2025, the Committee approved the following executive officer cash incentive awards for 2025 performance. Awards are calculated using weighted average rate of base salary for the performance period, which may differ from base salary due to timing of salary adjustments, promotions, or partial-year participation.

Named Executive	Award Payout
Robertson Clay Jones (1)	$749,495
Seth Fonti (1)	$226,074
Thomas A. Sa (1)	$420,428
Janisha Sabnani (1)	$322,411
Glen E. Shu	$255,571
Dustin M. Warford	$255,971
(1)	For each of Messrs. Jones, Fonti and Sa and Ms. Sabnani, the payout amount under the Executive Officer Cash Incentive Program in 2025, as reported in the “Non Equity Incentive Plan Compensation” column of the Summary Compensation Table (except to the extent described below for Mr. Sa and Ms. Sabnani), includes an adjustment approved for each executive by the Committee pursuant to its authority under the Company’s Executive Officer Incentive Plan to adjust performance goals and payouts in light of qualitative performance considerations and extraordinary events. The adjustments reflect each executive’s outperformance achieved over the course of 2025, evidencing extraordinary effort to mobilize on a series of transformational enterprise-wide initiatives, including the development and implementation of the Company’s 2025 strategic plan, which drove balance sheet optimization, broad third-party vendor rationalization, and meaningful reductions in risk and contingent exposures, effectively positioning Heritage for sustainable earnings growth. For Mr. Sa and Ms. Sabnani, $65,000 of each such executive’s payment amount is reflected in the “Bonus” column of the Summary Compensation Table, reflecting the Personnel and Compensation Committee’s authority under the Company’s Executive Officer Incentive Plan to increase awards above the maximum level, to reward Mr. Sa and Ms. Sabnani’s extraordinary efforts in 2025.

Long-Term Incentive Equity Program

Named executive officers participate in the Long-Term Incentive Equity Program, an annual equity incentive opportunity tied to the achievement of corporate performance goals. For 2025, the Committee structured long-term incentive equity awards to named executive officers to balance performance-based and time-based equity and to align executive compensation with long-term shareholder value creation. Fifty percent of each named executive officer’s long-term incentive award value was delivered in performance-based restricted stock units (“PRSUs”), with the remaining 50% delivered in time-based restricted stock units (“RSUs”).

The Committee considers shareholder input when evaluating the design of the long-term incentive program, including the selection of PRSU performance metrics and peer group composition. For PRSUs, relative performance is measured against a different peer group than the compensation peer group discussed under “Compensation Discussion and Analysis – Use of Peer Group and Market Data” above.

PRSUs

PRSUs are earned based on the Company’s performance over a three-year performance period (2025–2027). Vesting is determined based on ROATCE measured on a relative basis against a peer group of banks approved by the Committee.

PRSUs vest based on percentile performance relative to the peer group, as set forth in the table below. No PRSUs vest for performance below the threshold level. The Committee applies straight-line interpolation to determine vesting outcomes for performance achieved between established performance levels.

	Performance Levels
Performance Metrics	Threshold	Target	Maximum
ROATCE Percentile Rank	35th	50th	75th
Percent of PRSUs Vested	50%	100%	150%

RSUs

Each RSU will vest ratably over three years of continual employment and will accelerate upon a change of control, death or disability.

Dividend Equivalents

Holders of RSUs and PRSUs are entitled to receive dividend equivalents with respect to the payment of cash dividends on the Company’s common stock. Dividends are deferred until vesting.

2025 Long-Term Incentive Equity Awards

Annual long-term incentive equity awards for 2025 were awarded under the 2023 Equity Plan on March 10, 2025, in the form of RSUs and PRSUs, vesting ratably over three-years with PRSUs that vest based on ROATCE performance relative to a peer group over a three-year performance period. The Committee established a target long-term incentive (“LTI”) value for each of our NEOs based on a percentage of the NEO’s base salary effective as of April 1 of the fiscal year in which the award is granted (except to the extent described below for Mr. Fonti). NEO’s LTI value was equally split between RSUs and PRSUs. The table below sets forth each NEO’s annual long-term incentive grants for 2025.

		RSU Award		PRSU Award
		Number of		Number of
Named Executive	% of Base Salary	Shares	Dollar Value	Shares	Dollar Value
Robertson Clay Jones	85%	29,691	$297,504	29,690	$297,494
Seth Fonti (1)	N/A	N/A	N/A	N/A	N/A
Thomas A. Sa	55%	13,036	$130,621	13,036	$130,621
Janisha Sabnani (1)	45%	8,757	$87,745	8,757	$87,745
Glen E. Shu	55%	10,449	$104,699	10,449	$104,699
Dustin M. Warford	55%	10,573	$105,941	10,573	$105,941
(1)	In connection with the appointments of Mr. Fonti and Ms. Sabnani during 2025, the Compensation Committee approved one-time sign-on equity awards to attract these executives. Mr. Fonti, who was appointed in July 2025, received a restricted stock award of 32,188 shares with a grant date fair value of $299,992 as of August 5, 2025, as shown in the Summary Compensation Table and Grants of Plan-Based Awards Table. Mr. Fonti did not receive any other RSU or PRSU awards in 2025. Ms. Sabnani, who was appointed in February 2025, received a restricted stock unit award of 14,285 units with a grant date fair value of $149,993 as of February 27, 2025, as shown in the Summary Compensation Table and Grants of Plan-Based Awards Table. These sign-on awards vest in three equal annual installments from their respective grant dates, subject to continued employment, and do not represent part of our regular annual long-term incentive program.

Perquisites

Perquisites are generally limited to those that assist our NEOs in conducting their business duties productively and are limited to car allowances for the NEOs and two memberships for the Chief Executive Officer, a golf and social club membership.

Supplemental Executive Retirement Plan

The Company maintains the Amended and Restated Supplemental Executive Retirement Plan (“SERP”), a legacy arrangement in which only the President and Chief Executive Officer, Mr. Jones, participated during 2025. The Company has not approved any new participation in the SERP since 2011.

The SERP is a non-qualified, unfunded, and unsecured defined benefit plan. Upon normal retirement, as defined under the plan, benefits are generally payable in the form of a monthly annuity commencing following retirement, subject to applicable payment timing requirements.

Additional information regarding the SERP is provided in the Summary Compensation Table and the Supplemental Retirement Plan for Executive Officers.

Employment Agreements and Change of Control Provisions

The Company maintains employment agreements with several executive officers that are generally consistent with market practices. These agreements do not provide guaranteed terms of employment and are designed to provide limited and reasonable severance protection in connection with certain voluntary and involuntary terminations, subject to the release of claims.

Severance benefits are generally based on the executive’s most recent base salary and a prorated incentive amount. The agreements also provide certain benefits in the event of death or disability. No employment agreement provides for tax gross-up benefits.

Executive employment agreements include change in control provisions intended to provide continuity and alignment with shareholder interests during periods of potential strategic change. All NEO employment agreements require both a change in control and a qualifying termination of employment as a condition of payments in a change in control.

The potential severance and change in control benefits payable to each NEO assuming a triggering event occurred on December 31, 2025, are described in the “Compensation Discussion and Analysis – Change in Control Arrangements and Termination of Employment” section below. In such circumstances, incentive compensation remains subject to the Company’s clawback policy.

Compensation Committee Report

The Personnel and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Personnel and Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Members of the Compensation Committee

Marina H. Park Sutton, Chair

Christopher J. Abate

Julianne M. Biagini-Komas

EXECUTIVE COMPENSATION TABLES

The following table provides for the periods shown, information as to compensation for services of the Company’s principal executive officer, principal financial officer, interim principal financial officer and three other executive officers of the Company who had the highest total compensation (as defined in accordance with applicable regulations), with respect to the year ended 2025 (collectively referred to as “NEOs”):

2025 Summary Compensation Table

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.	Total
Name and Principal Position		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)(1)	(d)(2)	(e)(3)	(f)(3)	(g)(4)	(h)(5)	(i)(6)	(j)
Robertson Clay Jones*	2025	$693,254	$—	$614,191	$—	$749,495	$42,300	$79,623	$2,178,863
President and Chief Executive Officer of Heritage Commerce Corp and Heritage Bank of Commerce	2024	$660,261	$—	$678,577	$—	$306,000	$18,800	$30,701	$1,694,339
	2023	$606,500	$—	$466,497	$—	$322,476	$33,400	$53,018	$1,481,891
Seth Fonti**	2025	$186,891	$—	$299,992	$—	$226,074	$—	$73,273	$786,231
Executive Vice President/Chief Financial Officer of Heritage Commerce Corp and Heritage Bank of Commerce
Thomas A. Sa***	2025	$475,000	$95,000	$268,565	$—	$355,428	$—	$22,993	$1,216,986
Executive Vice President/Chief Operating Officer and Former Interim Chief Financial Officer of Heritage Commerce Corp and Heritage Bank of Commerce	2024	$124,231	$—	$399,992	$—	$65,000	$—	$6,464	$595,687
Janisha Sabnani****	2025	$357,500	$95,000	$325,483	$—	$257,411	$—	$9,168	$1,044,562
Executive Vice President/General Counsel and Corporate Secretary of Heritage Commerce Corp and Heritage Bank of Commerce
Glen E. Shu*****	2025	$378,857	$—	$215,893	$—	$255,571	$—	$27,965	$878,286
Executive Vice President and President of Specialty Finance Group of Heritage Bank of Commerce and President of Bay View Funding	2024	$369,929	$—	$225,870	$—	$65,000	$—	$19,157	$679,956
	2023	$352,879	$—	$161,968	$—	$130,157	$—	$23,836	$668,840
Dustin M. Warford******	2025	$379,449	$—	$240,299	$—	$255,971	$—	$24,344	$900,064
Executive Vice President, Chief Banking Officer of Heritage Bank of Commerce	2024	$350,403	$—	$218,917	$—	$150,000	$—	$15,794	$735,114

*          Mr. Jones was promoted to President and Chief Executive Officer effective September 15, 2022. Prior to his promotion he was serving as President and Chief Operating Officer of Heritage Bank of Commerce.

**        Mr. Fonti joined the Company as the Executive Vice President and Chief Financial Officer in July 2025.

***      Mr. Sa joined the Company as Executive Vice President and Chief Operating Officer in September 2024, and subsequently appointed as Interim Financial Officer in November 2024 and continued to serve in the interim role until Mr. Fonti joined the Company in July 2025.

****    Ms. Sabnani joined the Company in February 2025 as Executive Vice President and General Counsel. The Company determined Ms. Sabnani was one of the top three next highest paid executive officers, after principal executive officer and principal financial officers, in fiscal year 2025.

*****  Mr. Shu has been with the Company since 2014. The Company determined Mr. Shu was one of the top three next highest paid executive officers, after principal executive officer and principal financial officers, in fiscal year 2025.

****** Mr. Warford has been with the Company since 2006. The Company determined Mr. Warford was one of the top three next highest paid executive officers, after principal executive officer and principal financial officers, in fiscal year 2025.

(1)	The mix of each named executive officer’s compensation is designed to emphasize variable incentive compensation and equity awards over fixed salary. For 2025, salary represented approximately 32% of total compensation for Mr. Jones, with the remainder consisting primarily of non-equity incentive plan compensation and stock awards. Salary represented approximately 24% of total compensation for Mr. Fonti, approximately 39% for Mr. Sa, approximately 34% for Ms. Sabnani, approximately 43% for Mr. Shu and approximately 42% for Mr. Warford, in each case with the balance of total compensation made up principally of annual cash incentives, stock awards and, where applicable, other compensation as reported in the Summary Compensation Table. The proportion of salary and bonus in relation to total compensation for each named executive officer will vary from year to year based on the grant-date fair value of equity awards and the level of annual incentive compensation earned for the year, as reflected in the Summary Compensation Table.
(2)	The amounts reported in column (d) represent (i) signing bonuses that Mr. Sa and Ms. Sabnani received in connection with the commencement of their employment with the Company, and (ii) the portion of the adjustment approved for each such executive by the Personnel and Compensation Committee pursuant to its authority under the Company’s Executive Officer Incentive Plan to reward extraordinary efforts and outperformance in 2025, in excess of the maximum levels applicable to each such executive under the Executive Officer Incentive Plan for 2025. For 2025, bonuses represented approximately 8% of total compensation for Mr. Sa and 9% of total compensation for Ms. Sabnani.

(3)	The amounts shown in columns (e) and (f) represent the applicable grant date fair values for stock options and stock awards, as determined in accordance with ASC 718 (excluding the effect of forfeitures), and are reported for the fiscal year during which the stock options and stock awards were granted. For PRSUs, the amounts reported reflect the grant date fair value of the awards based on achievement of the applicable performance goals at the target level of performance (i.e., the grant date fair value of the target number of PRSUs granted). Messrs. Jones, Sa, Shu and Warford and Ms. Sabnani received PRSU awards in 2025, whereas Mr. Fonti did not receive a PRSU award for 2025 because he was hired after the grant date of the Company’s annual equity awards. If the 2025 PRSU awards were presented at the maximum level of performance, the amounts reported in columns (e) and (j) would increase by $148,747 for Mr. Jones, $65,310 for Mr. Sa, $43,873 for Ms. Sabnani, $52,349 for Mr. Shu and $52,971 for Mr. Warford. The assumptions used in calculating the valuation for stock options and stock awards are described in Note 12 to the Company’s consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10‑K, filed with the SEC on March 9, 2026.
(4)	The amounts shown in column (g) reflect payments made under the terms of the Executive Officer Cash Incentive Program for 2025 performance (other than amounts reflected under column (d), as described above).
(5)	The amounts shown in column (h) for 2025 represent only the aggregate change in the actuarial present value of the accumulated benefit under the Company’s SERP from December 31, 2024 to December 31, 2025. The amounts in column (h) were determined using interest rate and mortality rate assumptions consistent with those used in the Company’s consolidated financial statements and include amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. Assumptions used in the calculation of these amounts are included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2026.
(6)	The amounts shown in column (i) for 2025 include the following for each named executive:

	Economic Value of	401(k) Plan				Cash Dividend on
	Death Benefit of	Company	Other			Unvested
	Life Insurance for	Matching	Insurance		Auto	Restricted Stock
Named Executive	Beneficiaries (1)	Contributions	Benefit	Relocation	Compensation	Award	Other (2)	Total
Robertson Clay Jones	$1,322	$3,000	$20,166	$—	$12,000	$4,822	$38,313	$79,623
Seth Fonti	$—	$3,000	$7,960	$50,000	$3,944	$8,369	$—	$73,273
Thomas A. Sa	$—	$3,000	$10,993	$—	$9,000	$—	$—	$22,993
Janisha Sabnani	$—	$3,000	$668	$—	$5,500	$—	$—	$9,168
Glen E. Shu	$—	$3,000	$14,289	$—	$9,600	$1,076	$—	$27,965
Dustin M. Warford	$—	$3,000	$10,943	$—	$9,600	$801	$—	$24,344
(1)	The economic value of the death benefit amounts shown above reflects the annual income imputed to Mr. Jones in connection with Company owned split dollar life insurance policies for which the Company has fully paid the applicable premiums. These policies are discussed under “Compensation Discussion and Analysis – Supplemental Retirement Plan for Executive Officers” above.
(2)	Mr. Jones receives a perquisite consisting of membership dues for a golf and social club, and up to $1,200 for tax consultation and tax return preparation.

CEO Pay Ratio

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and SEC rules require us to disclose the pay ratio of our CEO to our median employee. The pay ratio disclosure below is a reasonable estimate calculated in a manner consistent with SEC rules and guidance.

We identified the median employee for 2025 by examining the 2025 total W-2 compensation from our payroll and employment records, including 401(k) deferrals and 401(k) matching of up to $3,000 per employee, for all individuals, excluding our CEO, who was employed by us on December 31, 2025. We included all employees, whether employed on a full-time, part-time, temporary or seasonal basis as of that payroll date. We did not make any assumptions, adjustments or estimates with respect to such total W-2 reported compensation except for the 401(k) matching as described above. We did not annualize the compensation for any full or part-time employees that were not employed by us for all of 2025. We believe the use of total W-2 compensation, including 401(k) deferrals and 401(k) matching of up to $3,000 per employee, for all employees is a consistently applied compensation measure.

After identifying the median employee based upon the methodology described above, we calculated annual total compensation for such employee using the same methodology we used for our CEO and other named executive officers as set forth in the 2025 Summary Compensation Table in this Form 10-K/A. The annual total compensation in 2025 for our median employee using this methodology was $106,534. The annual total compensation in 2025 for our CEO using this methodology is shown in the Summary Compensation Table and was $2,178,863. The ratio of the annual total compensation of our CEO to the annual total compensation of our median employee in 2025 was 20.45 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. Because the SEC rules identifying the median compensated employee and calculating the pay ratio based on the employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Executive Contracts

Robertson Clay Jones—On September 15, 2022, the Company and Heritage Bank of Commerce entered into a new employment agreement with Mr. Jones at the time when he assumed his new position as President and Chief Executive Officer of the Company and Heritage Bank of Commerce. The employment agreement is for one year and is automatically renewed for one year terms. Under the agreement, Mr. Jones received an annual salary of $700,000 for 2025. Mr. Jones is entitled to annual increases as determined by the Personnel and Compensation Committee in connection with his annual review. Mr. Jones also is entitled to participate in the Executive Officer Cash Incentive Program and in the Company’s 401(k) plan, under which he may receive matching contributions up to $3,000. The Company provides Mr. Jones, at no cost to him, group life, health, accident and disability insurance coverage for himself and his dependents. Mr. Jones also receives Company-paid life insurance coverage in the amount of $700,000. The Company will reimburse Mr. Jones for up to $1,200 for tax consultation and tax return preparation. He is also reimbursed for expenses that exceed insurance coverage for an annual physical examination, certain long-term care policy expenses, monthly dues for one country club membership and one social club membership. He receives an automobile allowance in the amount of $1,000 per month, together with reimbursements for gasoline and maintenance expenditures. Under his employment agreement, Mr. Jones is entitled to certain severance benefits on termination of his employment, including a change of control. See “Change of Control Arrangements and Termination of Employment.”

Seth Fonti—On July 24, 2025, the Company entered into an at-will employment agreement with Seth Fonti. Under the agreement, Mr. Fonti receives an initial annual salary of $425,000 with annual increases, as determined by the Company’s Chief Executive Officer and the Personnel and Compensation Committee in connection with its annual review of executive salaries. In addition to his salary, the Company agreed to pay Mr. Fonti up to $50,000 to assist with moving, lease cancellation, and temporary lodging expenses. This allowance is subject to applicable documentation. Additionally, the Company agreed to provide an additional relocation allowance up to $50,000, subject to appropriate receipts, following six months of employment provided he is an employee in good standing at that time. He is eligible to participate in the Executive Officer Cash Incentive Program. Mr. Fonti participates in the Company’s 401(k) plan, under which he may receive matching contributions up to $3,000. The Company provides to Mr. Fonti, at no cost to him, group life, health, accident and disability insurance coverage for himself and his dependents. Mr. Fonti receives an automobile allowance in the amount of $750 per month. Mr. Fonti is provided with life insurance coverage in the amount of two times his salary not to exceed $700,000. He is also provided with long term care insurance, with a lifetime benefit of up to $72,000. At the time the employment agreement was entered into, Mr. Fonti was awarded restricted stock awards with a value of $300,000 that vests over three years. Under his employment agreement, Mr. Fonti is entitled to certain severance benefits on termination of his employment, including a change of control. See “Change of Control Arrangements and Termination of Employment.”

Thomas A. Sa—On September 26, 2024, the Company entered into an at-will employment agreement with Thomas A. Sa. Under the agreement, Mr. Sa received an annual salary of $475,000 for 2025. Mr. Sa is entitled to annual increases as determined by the Company’s Chief Executive Officer and the Personnel and Compensation Committee in connection with his annual review. In addition to his salary, he is eligible to participate in the Executive Officer Cash Incentive Program. Mr. Sa participates in the Company’s 401(k) plan, under which he may receive matching contributions up to $3,000. The Company provides to Mr. Sa, at no cost to him, group life, health, accident and disability insurance coverage for himself and his dependents. Mr. Sa receives an automobile allowance in the amount of $750 per month, as well as Company-paid life insurance coverage in the amount of two times his salary not to exceed $700,000. He is also provided with long term care insurance, with a lifetime benefit of up to $72,000. At the time the employment agreement was entered into, Mr. Sa was awarded restricted stock units with a value of $400,000 that vests over three years. Under his employment agreement, Mr. Sa is entitled to certain severance benefits on termination of his employment, including a change of control. See “Change of Control Arrangements and Termination of Employment.”

Janisha Sabnani—On February 3, 2025, the Company entered into an at-will employment agreement with Janisha Sabnani. Under the agreement, Ms. Sabnani receives an initial annual salary of $390,000 with annual increases, as determined by the Company’s Chief Executive Officer and the Personnel and Compensation Committee in connection with its annual review of executive salaries. In addition to her salary, Ms. Sabnani received a $30,000 sign on bonus. She is eligible to participate in the Executive Officer Cash Incentive Program. Ms. Sabnani is eligible to participate in the Company’s 401(k) plan, under which she may receive matching contributions up to $3,000. The Company provides to Ms. Sabnani, at no cost to her, group life, health, accident and disability insurance coverage for herself and her dependents. Ms. Sabnani receives an automobile allowance in the amount of $500 per month. Ms. Sabnani is provided with life insurance coverage in the amount of two times her salary not to exceed $700,000. She is also provided with long term care insurance, with a lifetime benefit of up to $72,000. At the time the employment agreement was entered into, Ms. Sabnani was awarded a number of restricted stock units with a value of $150,000 that vests over three years. Additionally, under her employment agreement, Ms. Sabnani is entitled to certain severance benefits on termination of her employment, including a change of control. See “Change of Control Arrangements and Termination of Employment.”

Glen E. Shu—On February 1, 2024, the Company entered into an amended and restated employment agreement with Glen Shu. The employment agreement is at-will. Under the agreement, Mr. Shu received an annual salary of $380,723 for 2025. Mr. Shu is entitled to annual increases as determined by the Company’s Chief Executive Officer and the Personnel and Compensation Committee in connection with his annual review. In addition to his salary, he is eligible to participate in the Executive Officer Cash Incentive Program. Mr. Shu participates in the Company’s 401(k) plan, under which he may receive matching contributions up to $3,000. The Company provides to Mr. Shu, at no cost to him, group life, health, accident and disability insurance coverage for himself and his dependents. Mr. Shu receives an automobile allowance in the amount of $800 per month. Mr. Shu is provided with life insurance coverage in the amount of two times his salary not to exceed $700,000. He is also provided with long term care insurance, with a lifetime benefit of up to $72,000. Under his employment agreement, Mr. Shu is entitled to certain severance benefits on termination of his employment, including a change of control. See “Change of Control Arrangements and Termination of Employment.”

Dustin M. Warford—On February 1, 2024, the Company entered into an employment agreement with Dustin M. Warford. Under the agreement, Mr. Warford received an annual salary of $385,242 for 2025. Mr. Warford is entitled to annual increases as determined by the Company’s Chief Executive Officer and the Personnel and Compensation Committee in connection with his annual review. In addition to his salary, he is eligible to participate in the Executive Officer Cash Incentive Program. Mr. Warford participates in the Company’s 401(k) plan, under which he may receive matching contributions up to $3,000. The Company provides to Mr. Warford, at no cost to him, group life, health, accident and disability insurance coverage for himself and his dependents. Mr. Warford receives an automobile allowance in the amount of $800 per month. Mr. Warford is provided with life insurance coverage in the amount of two times his salary not to exceed $700,000. He is also provided with long term care insurance, with a lifetime benefit of up to $72,000. Under his employment agreement, Mr. Warford is entitled to certain severance benefits on termination of his employment, including a change of control. See “Change of Control Arrangements and Termination of Employment.”

Plan Based Awards

Equity Based Plans. In 2013, the Board approved the Heritage Commerce Corp 2013 Equity Incentive Plan (“2013 Equity Plan”) to replace its previous 2004 Equity Plan. The 2013 Equity Plan was approved by the Company’s shareholders at the 2013 Annual Meeting. At the 2020 Annual Meeting the shareholders approved an amendment to the 2013 Equity Plan to increase the number of shares authorized under the 2013 Equity Plan from 3,000,000 to 5,000,000.

In 2023, the Board of Directors approved the 2023 Equity Incentive Plan (“2023 Equity Plan”) to replace the 2013 Equity Plan which expired by its terms in 2023. The 2023 Equity Plan was approved by the Company’s shareholders at the 2023 Annual Meeting. The purpose of the 2023 Equity Plan is to promote the long-term success of the Company and the creation of shareholder value. The Board believes that the availability of stock awards is a key factor in the ability of the Company to attract and retain qualified individuals to serve as directors, officers and employees. Under the 2023 Equity Plan incentives are provided through the grant of stock options, restricted stock, RSU and PRSU awards.

In connection with its acquisition of Presidio Bank in October 2019, the Company assumed the Presidio Bank Amended and Restated 2006 Stock Option Plan and the Presidio Bank 2016 Equity Incentive Plan (collectively the “Presidio Equity Plans”) and the options issued and outstanding at the time of the acquisition. The issued and outstanding options were exchanged for options to acquire an aggregate of 1,176,757 shares of the Company’s common stock at an adjusted weighted average exercise price of $5.05.

Executive Officer Cash Incentive Plan. On September 21, 2023, the Board granted the Committee full authority over the administration and decisions outlined in the Executive Officer Cash Incentive Plan, which governs the Executive Officer Cash Incentive Program, and which is reviewed and updated annually. Under the Executive Officer Cash Incentive Program, certain executives are eligible for target bonuses which are expressed as a percentage of their respective base salaries which increase as the level of performance of established goals increases. The bonuses are tied directly to the satisfaction of overall Company performance and qualitative objectives for the year. See “Compensation Discussion and Analysis—Executive Officer Cash Incentive Program.”

The following table provides information on the potential performance-based awards available if defined performance objectives were achieved in 2025 for each of the Company’s named executive officers under the Company’s Executive Officer Cash Incentive Plan, and stock units or other stock awards granted to the named executive officers for the year ended December 31, 2025:

2025 Grants of Plan-Based Awards Table

								All Other	All Other		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Stock Awards:	Option Awards:	Exercise or	Fair
		Under Non-Equity			Under Equity			Number of	Number of	Base Price of	Value of
		Incentive Plan Awards(1)			Incentive Plan Awards(2)			Shares of	Securities	Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Underlying	Awards	Options
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	Options (#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(3)	(j)	(k)	(l)(4)
Robertson Clay Jones	5/2/2025	—	—	—	—	—	—	1,287	—	—	$11,969
	3/10/2025	—	—	—	14,845	29,690	44,535	—	—	—	$297,494
	3/10/2025	—	—	—	—	—	—	29,691	—	—	$297,504
	3/8/2025	—	—	—	—	—	—	721	—	—	$7,224
		$262,500	$525,000	$787,500	—	—	—	—	—	—	$—
Seth Fonti	8/5/2025	—	—	—	—	—	—	32,188	—	—	$299,992
		$106,250	$212,500	$318,750	—	—	—	—	—	—	$—
Thomas A. Sa	12/23/2025	—	—	—	—	—	—	174	—	—	$2,173
	11/18/2025	—	—	—	—	—	—	503	—	—	$5,151
	3/10/2025	—	—	—	6,518	13,036	19,554	—	—	—	$130,621
	3/10/2025	—	—	—	—	—	—	13,036	—	—	$130,621
		$118,750	$237,500	$356,250	—	—	—	—	—	—	$—
Janisha Sabnani	3/10/2025	—	—	—	4,379	8,757	13,136	—	—	—	$87,745
	3/10/2025	—	—	—	—	—	—	8,757	—	—	$87,745
	2/27/2025	—	—	—	—	—	—	14,285	—	—	$149,993
		$87,750	$175,500	$263,250	—	—	—	—	—	—	$—
Glen E. Shu	5/2/2025	—	—	—	—	—	—	443	—	—	$4,120
	3/10/2025	—	—	—	5,225	10,449	15,674	—	—	—	$104,699
	3/10/2025	—	—	—	—	—	—	10,449	—	—	$104,699
	3/8/2025	—	—	—	—	—	—	237	—	—	$2,375
		$95,181	$190,362	$285,542	—	—	—	—	—	—	$—
Dustin M. Warford	12/23/2025	—	—	—	—	—	—	1,804	—	—	$22,532
	5/2/2025	—	—	—	—	—	—	386	—	—	$3,590
	3/10/2025	—	—	—	5,287	10,573	15,860	—	—	—	$105,941
	3/10/2025	—	—	—	—	—	—	10,573	—	—	$105,941
	3/8/2025	—	—	—	—	—	—	229	—	—	$2,295
		$96,311	$192,621	$288,932	—	—	—	—	—	—	$—
(1)	These potential performance-based awards were established under the Executive Officer Cash Incentive Program if the indicated level of performance was achieved in 2025 as described further in the “Compensation Discussion and Analysis—Executive Officer Cash Incentive Program” and in the discussion under “Plan Based Awards—Executive Officer Cash Incentive Program.” They do not represent the actual payments made to the named executive officers. The payments made for actual performance in 2025 are reflected in columns (d) and (g) in the Summary Compensation Table.
(2)	This column reflects PRSUs awards granted in 2025 pursuant to the 2023 Equity Plan. PRSUs are subject to cliff vesting after a three-year performance period commencing in the initial year of the grant. The earned PRSUs, if any, shall vest on the date on which the Board certifies whether and to what extent the performance goal has been achieved following the end of the performance period.
(3)	This column reflects restricted stock and RSUs awards granted in 2025 pursuant to the 2023 Equity Plan. These awards vest 33% per year from the date of grant.
(4)	The amounts shown in column (l) reflect the applicable full grant date fair values for RSU, PRSU, and restricted stock award in accordance with ASC 718 (excluding the effect of forfeitures) and are reported for the fiscal year during which the restricted stock awards were issued. The assumptions used in calculating the valuation for stock and options awards may be found in Note 12 to the Company’s consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2026.

Grants of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options or similar equity awards in anticipation of the release of material nonpublic information, such as a significant positive or negative earnings announcement, and do not time the public release of such information based on grant dates. Additionally, we do not grant stock options or similar equity awards during periods in which there is material nonpublic information about the Company or Bank, including (i) during our “blackout” periods or outside “trading windows” established under our Insider Trading Policy or (ii) at any time between four business days prior to or one business day following the filing of our periodic reports or a Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our common stock.

Our executive officers are not permitted to choose the grant date for their grants. The Company’s practice is to approve annual equity awards to eligible recipients, including our NEOs, on a pre-determined date in March of each year, with the exception of grants related to new hires or other off-cycle awards. The grants are effective on the date on which they are approved (or on the next trading day following such date if it is not a trading day).

In accordance with our policy, during the 2025 fiscal year, none of our NEOs were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information (other than a Form 8-K that disclosed a material new option award grant under Item 5.02(e)), and ending one business day after the filing or furnishing of such reports.

Equity Compensation Plan Information

The following table shows the number and weighted average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under equity compensation plans at December 31, 2025:

Number of securities
remaining available for
	Number of securities to		Weighted average		future issuance under
	be issued upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,404,021	(1)	$11.23	(2)	410,508	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
(1)	Represents 1,693,916 stock options, 393,502 RSUs and 316,603 PRSUs outstanding under the Company’s equity incentive plans approved by stockholders. PRSUs are assumed to be payable at 100% of target. In addition, the Company has outstanding options to purchase 126,074 shares of common stock that were assumed in connection with the acquisition of Presidio Bank under Presidio’s former equity incentive plans. No further awards may be granted under those plans. The weighted average exercise price of these options is $9.62 per share.
(2)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSU or PRSU awards, which have no exercise price, or the 126,074 options outstanding under the equity plans assumed in the Presidio Bank acquisition.
(3)	Available under the Company’s 2023 Equity Plan.

Outstanding Equity Awards

The following table shows the number of Company shares of common stock covered by exercisable and unexercisable stock options and the number of Company unvested shares of restricted common stock held by the Company’s named executive officers as of December 31, 2025:

Outstanding Equity Awards at December 31, 2025

	Option Awards						Stock Awards
										Equity
										Incentive Plan		Equity
				Equity Incentive						Awards:		Incentive Plan
				Plan Awards:						Number of		Awards: Market
	Number of		Number of	Number of			Number of		Market Value	Unearned		or Payout Value
	Securities		Securities	Securities			Shares or		of Shares or	Shares, Units		of Unearned
	Underlying		Underlying	Underlying			Units of		Units of	or Other		Shares, Units
	Unexercised		Unexercised	Unexercised	Options	Options	Stock That		Stock That	Rights That		or Other Rights
	Options (#)		Options (#)	Unearned	Exercise	Expiration	Have Not		Have Not	Have Not		That Have Not
Name	Exercisable		Unexercisable	Options (#)	Price ($)	Date	Vested (#)		Vested ($)	Vested (#)		Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)(1)		(h)(2)	(i)(3)		(j)(3)
Robertson Clay Jones	49,399	(4)	—	—	10.74	7/1/2028	30,897	(5)	371,073	15,448	(8)	185,530
	—		—	—	—	—	29,002	(6)	348,314	21,750	(9)	261,218
	—		—	—	—	—	12,267	(7)	147,327	36,784	(10)	441,776
Seth Fonti	—		—	—	—	—	32,188	(11)	386,578	—		—
Thomas A. Sa	—		—	—	—	—	9,046	(5)	108,642	6,783	(8)	81,458
	—		—	—	—	—	26,612	(12)	319,610	—		—
Janisha Sabnani	—		—	—	—	—	9,112	(5)	109,435	4,556	(8)	54,718
	—		—	—	—	—	14,865	(13)	178,529	—		—
Glen E. Shu	5,000		—	—	10.34	5/3/2026	10,873	(5)	130,585	5,437	(8)	65,292
	—		—	—	—	—	9,652	(6)	115,921	7,237	(9)	86,910
	—		—	—	—	—	4,261	(7)	51,175	12,770	(10)	153,368
Dustin M. Warford	12,000		—	—	12.09	4/27/2031	7,337	(5)	88,117	5,501	(8)	66,067
	10,000		—	—	8.91	4/28/2030	4,569	(6)	54,874	7,019	(9)	84,298
	10,000		—	—	12.16	5/22/2029	—		—	11,187	(10)	134,356
	10,000		—	—	16.80	5/1/2028	—		—	—		—
	10,000		—	—	14.48	5/2/2027	—		—	—		—
(1)	This column represents the unvested shares for restricted stock, RSU and PRSU awards granted. Restricted stock awards vest 33% per year from the date of grant. RSUs vest 33% per year from the date of the grant. PRSUs are subject to cliff vesting after a three year performance period commencing in the initial year of the grant. The earned PRSUs, if any, shall vest on the date on which the Board certifies whether and to what extent the performance goal has been achieved following the end of the performance period.
(2)	The market value of the shares of restricted stock that have not vested is calculated by multiplying the number of shares of stock that have not vested by the closing price of our common stock at December 31, 2025, as reported on The Nasdaq Global Select Market, which was $12.01.
(3)	Amounts in columns (i) and (j) reflect assumed payout levels for each PRSU grant based on performance through December 31, 2025. For the PRSUs granted in 2023, performance as of year‑end was above threshold but below target; however, consistent with SEC guidance and because the ultimate payout remains contingent on future performance and final Personnel and Compensation Committee certification, the amounts for this grant are presented at target. For the PRSUs granted in 2024 and 2025, performance as of year‑end was below threshold and, accordingly, the shares are reported at threshold for those awards. All PRSU awards remain subject to achievement of the applicable performance goals and continued service requirements, and the actual number of shares that may be earned, if any, will be determined and certified at the end of the relevant performance periods.
(4)	Stock options granted by Presidio Bank under the Presidio Plans which the Company assumed at the effective time of the acquisition of Presidio Bank. The options were adjusted to reflect the acquisition exchange ratio. The options are fully vested.
(5)	One-third of the unvested shares vest on each March 10, 2026, 2027 and 2028.
(6)	One-half of the unvested shares vest on each March 8, 2026 and 2027.
(7)	Unvested shares vest on May 2, 2026.
(8)	Unvested shares vest on March 10, 2028, subject to the achievement of the applicable performance goals.
(9)	Unvested shares vest on March 8, 2027, subject to the achievement of the applicable performance goals.
(10)	Unvested shares vest on May 2, 2026, subject to the achievement of the applicable performance goals.
(11)	One-third of the unvested shares vest on each August 5, 2026, 2027 and 2028.
(12)	One-half of the unvested shares vest on each November 18, 2026 and 2027.
(13)	One-third of the unvested shares vest on each February 27, 2026, 2027 and 2028.

Option Exercises and Vested Stock Awards

The following table sets forth information with regard to the exercise and vesting of stock options and vesting of shares of restricted stock for the year ended December 31, 2025, for each of the named executive officers:

2025 Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	on Exercise	on Exercise	on Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)(1)
Robertson Clay Jones	—	—	40,091	$390,300
Seth Fonti	—	—	—	—
Thomas A. Sa	—	—	17,576	$190,146
Janisha Sabnani	—	—	—	—
Glen E. Shu	—	—	12,858	$123,660
Dustin M. Warford	—	—	23,939	$267,210
(1)	The number of vested shares reflects the gross amount of shares, without netting any shares surrendered to pay taxes. The aggregate dollar amount realized upon vesting was calculated by multiplying the number of shares by the fair market value on the vesting date. In respect of Messrs. Sa and Warford, such amounts reflect the acceleration of certain restricted stock units (Mr. Sa – 4,519 restricted stock units; and Mr. Warford – 12,786 restricted stock units) that otherwise would have vested on or before May 2, 2026, which were accelerated in December 2025 to mitigate the potential adverse impact of Sections 280G and 4999 of the Code on both the Company and Messrs. Sa and Warford in connection with the consummation of the transactions contemplated by the Reorganization Agreement.

401(k) Plan

The Company has established a broad based employee benefit plan under Section 401(k) of the Internal Revenue Code of 1986 (“401(k) Plan”). The purpose of the 401(k) Plan is to encourage employees to save for retirement. Eligible employees may make contributions to the plan subject to the limitations of Section 401(k). The 401(k) Plan trustees administer the 401(k) Plan. The Company matched up to $3,000 of each employee’s contributions in 2025. The 401(k) Plan allows highly compensated employees to contribute up to a maximum percentage of their base salary, up to the limits imposed by the Internal Revenue Code, on a pre-tax basis. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries. The 401(k) Plan is designed to provide for distributions in a lump sum after termination of service. However, loans and in service distributions under certain circumstances such as hardship, attainment of age 59 1/2, or a disability are permitted. For named executive officers, these amounts are included in the Summary Compensation Table under “All Other Compensation.”

Employee Stock Ownership Plan

In 1997, Heritage Bank of Commerce initiated a broad based employee stock ownership plan (“Stock Ownership Plan”). The Stock Ownership Plan was subsequently adopted by the Company as the successor corporation to Heritage Bank of Commerce. The Stock Ownership Plan allows the Company, at its option, to purchase shares of the Company common stock on the open market. To be eligible to receive an award of shares under the Stock Ownership Plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company on December 31. The named executive officers have the same eligibility to receive awards as other employees of the Company. Awards under the Stock Ownership Plan generally vest over four years. In addition, the value of a participant’s account becomes fully vested upon reaching the age of 65 or termination of employment by death or disability. Since 2010, the Company has suspended contributions to the Stock Ownership Plan. The Stock Ownership Plan was “frozen” as of January 1, 2019. The amounts of contributions to the Stock Ownership Plan for named executive officers are included in the Summary Compensation Table in the column entitled “All Other Compensation.”

Supplemental Retirement Plan for Executive Officers

The Company has established the 2005 Amended and Restated Supplemental Executive Retirement Plan (the “SERP”) covering key employees, including a 2025 named executive officer. The SERP is a nonqualified defined benefit plan and is unsecured and unfunded and there are no plan assets. When the Company offers key executives participation in the SERP, the supplemental retirement benefit awarded is based on the individual’s position within the Company and a vesting schedule determined by the desirability of incentivizing the retention element of the program. Normally the participant is 100% vested in his or her benefit at retirement, upon termination within two years from a change in control, or upon disability. However, the participant’s vested benefit is reduced for payment prior to retirement age in accordance with the SERP terms, should that be selected by the participant.

The Company has reduced its use of the SERP as a program to attract and retain executives and key employees. Other than the inclusion of the Chief Executive Officer as a result of the Presidio acquisition in 2019, the Company has not offered SERP benefits to new executives and key employees since 2011.

Normal Retirement. A participant whose employment terminates after normal retirement (as defined in the SERP) will receive 100% of his or her supplemental retirement benefit, payable monthly, commencing on the first of the month following retirement (unless selected otherwise by the participant and except executive officers who receive their benefit six months after retirement) and continuing until the death of the participant (unless the joint survivor option is selected).

Early Retirement. In order to be eligible for early retirement benefits, the SERP requires the participant to terminate employment (for reasons other than for cause or within two years from a change of control) after the date that the participant is at least 55 years old but prior to normal retirement as defined in the participant’s participation agreement. The participant will then receive the portion of the supplemental retirement benefit that has vested as of the actual early retirement date. However, for each year (or partial year) before normal retirement age the participant receives an early retirement benefit, the vested benefit is reduced by five percent. Unless otherwise selected by the participant, the early retirement benefit will be paid monthly, with payments to commence on the first day of the month following the participant’s separation from service (except executive officers who receive their benefit six months from retirement) and continuing until the death of the participant (unless the joint survivor option is selected).

Termination before Early Retirement. If a participant’s employment is terminated without cause or the participant resigns, the participant shall be eligible to receive the portion of the supplemental retirement benefit that has vested as of the effective date of termination reduced by 5% for each year (or partial year) that the participant’s benefits are paid prior to the participant’s normal retirement age. Benefits are payable monthly commencing on the first of the month elected by the participant but not before the participant’s early retirement age (except executive officers who receive their benefit six months from retirement), and continuing until the death of the participant (unless the joint survivor option is selected).

Disability. In the event a participant becomes disabled, the participant will receive the actuarial equivalent of his or her supplemental retirement benefit, payable monthly, commencing on the first of the month following determination that the participant is disabled and continuing until the death of the participant.

Cause. If a participant’s employment is terminated for cause, the participant forfeits any rights the participant may have under the SERP.

Change of Control. If a participant’s employment is terminated for any reason (except cause or after qualifying for normal retirement) within two years following a change of control, the participant will receive 100% of his or her supplemental retirement benefit commencing at the later of the first month following the age selected by the participant or the first month following the participant’s separation from service (except executive officers who receive their benefit six months from separation of service), and continuing until the death of the participant (unless the joint survivor option is selected). In the event payments commence prior to the participant’s normal retirement age, then the benefit due to the participant will be reduced by 5% for each year (or partial year) that the participant’s benefit is paid prior to the participant’s normal retirement age.

The Company has purchased life insurance contracts on the participants in order to finance the cost of these benefits and it is anticipated that, because of the tax advantaged effect of this life insurance investment, the return on the life insurance contracts will be approximately equal to the accrued benefits to the participants under the SERP, other than in the event of accelerated vesting because of the change of control.

The following table shows the present value of the accumulated benefit payable to each of the named executive officers that participate in the SERP, including the number of service years credited to each named executive officer as of December 31, 2025:

2025 Pension Benefits

		Number of	Present Value of	Payments
		Years Credited	Accumulated	During Last
		Service	Benefit (1) (2)	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Robertson Clay Jones	Heritage Commerce Corp SERP	15	$206,800	—
(1)	The amounts in column (d) were determined using interest rate and mortality rate assumptions consistent with those used in the Company’s consolidated financial statements and include amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. Assumptions used in the calculation of these amounts are included in Note 13 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2026.
(2)	For our named executive officer, all benefits under his supplemental executive retirement plan (SERP) agreement are fully vested.

Change of Control Arrangements and Termination of Employment

Equity Plans. Several of the named executive officers hold options granted under the 2013 Equity Plan. Under these plans, option holders will be given 30 days advance notice of the consummation of a change of control transaction during which time the option holders will have the right to exercise their options, and all outstanding options become immediately vested. The options terminate on the consummation of the change of control. In the event the option holder dies or becomes disabled, the option holder or his or her estate will have 12 months to exercise those options that have vested as of the date of termination of employment from a disability or death.

Equity Awards. Equity awards held by named executive officers are generally subject to vesting requirements. Except for a limited number of options awarded under our 2013 Equity Plan, the terms of these awards provide that the vesting of the award will accelerate upon a change of control of the Company, or the holder’s death or disability.

Supplemental Executive Retirement Plan. One named executive officer is a participant in the 2005 Amended and Restated Supplemental Executive Retirement Plan. If a participant’s employment is terminated without cause or the participant resigns, the participant shall be eligible to receive the portion of the supplemental retirement benefit that has vested as of the effective date of termination reduced by 5% for each year (or partial year) that the participant’s benefits are paid prior to the participant’s normal retirement age. Benefits are payable monthly commencing on the first of the month elected by the participant (except executive officers who receive their benefits six months from separation from service), but not before the participant’s early retirement age, and continuing until the death of the participant (unless the joint survivor option is selected). In the event a participant becomes disabled, the participant will receive the actuarial equivalent of his or her supplemental retirement benefit, payable monthly, commencing on the first of the month following determination that the participant is disabled and continuing until the death of the participant. If a participant’s employment is terminated for cause, the participant forfeits any rights the participant may have under the plan. If a participant’s employment is terminated for any reason (except cause or after qualifying for normal retirement) within two years following a change of control, the participant will receive 100% of his or her supplemental retirement benefits commencing at the later of the first month following the age selected by the participant, or the first month following the participant’s separation from service (except executive officers who receive their benefits six months from separation from service), and continuing until the death of the participant (unless the joint survivor option is selected). In the event payments commence prior to the participant’s normal retirement age, then the benefit due to the participant will be reduced by 5% for each year (or partial year) that the participant’s benefit is paid prior to the participant’s normal retirement age.

Mr. Jones’ Employment Agreement. If Mr. Jones’ employment agreement is terminated by the Company without cause or he resigns for good reason, he will be entitled to (i) a lump sum payment equal to two times the sum of his base salary and his average annual bonus during the last three years and (ii) reimbursement of up to $5,000 for outplacement services. If Mr. Jones’ employment is terminated by the Company or he resigns for good reason 120 days before or within two years after a change in control, he will be entitled to a lump sum payment of 2.75 times the sum of his base salary and his average annual bonus during the last three years. If Mr. Jones’ employment is terminated by the Company without cause or he resigns for good reason, his participation in group insurance coverage will continue on at least the same level as at the time of termination for a period of 12 months from the date of termination. If Mr. Jones’ employment is terminated by the Company as a result of a change in control, or he resigns for a good reason as a result of a change in control, these benefits will continue for a period of 24 months from the date of termination. The provision of the foregoing benefits is subject to Mr. Jones executing an effective release agreement. Additionally, following the termination of his employment, Mr. Jones has agreed to refrain from certain activities that would be competitive with the Company within the counties in California in which the Company has located its headquarters or branch offices, including refraining for 12 months from the date of termination from soliciting Company employees or clients. Finally, if Mr. Jones’ employment agreement is terminated due to his death or disability, he or his legal representatives will be entitled to a prorated bonus for the year of termination.

Mr. Fonti’s Employment Agreement. If Mr. Fonti’s employment agreement is terminated without cause within one year from his commencement of employment, he will be entitled to a lump sum payment equal to three months’ base salary. If Mr. Fonti’s employment agreement is terminated without cause after one year from his commencement of employment, he will be entitled to a lump sum payment equal to one times the sum of his base salary and his average annual bonus during the last three years. If Mr. Fonti’s employment is terminated by the Company or he resigns for good reason 120 days before or within two years after a change in control, he will be entitled to a lump sum payment of two times the sum of his base salary and his average annual bonus during the last three years. If Mr. Fonti’s employment is terminated by the Company without cause, his participation in group insurance coverage will continue on at least the same level as at the time of termination for a period of 12 months from the date of termination. If Mr. Fonti’s employment is terminated by the Company as a result of a change in control, or he resigns for a good reason as a result of a change in control, these benefits will continue for a period of 24 months from the date of termination. The provision of the foregoing benefits is subject to Mr. Fonti executing an effective release agreement. Additionally, following the termination of his employment, Mr. Fonti has agreed to refrain from certain activities that would be competitive with the Company within the counties in California in which the Company has located its headquarters or branch offices, including refraining for 12 months from the date of termination from soliciting Company employees or clients. Finally, if Mr. Fonti’s employment agreement is terminated due to his death or disability, he or his legal representatives will be entitled to a prorated bonus for the year of termination.

Mr. Sa’s Employment Agreement. If Mr. Sa’s employment agreement is terminated without cause, he will be entitled to a lump sum payment equal to one times the sum of his base salary and his average annual bonus during the last three years. If Mr. Sa’s employment is terminated by the Company or he resigns for good reason 120 days before or within two years after a change in control, he will be entitled to a lump sum payment of two times the sum of his base salary and his average annual bonus during the last three years. If Mr. Sa’s employment is terminated by the Company without cause, his participation in group insurance coverage will continue on at least the same level as at the time of termination for a period of 12 months from the date of termination. If Mr. Sa’s employment is terminated by the Company as a result of a change in control, or he resigns for a good reason as a result of a change in control, these benefits will continue for a period of 24 months from the date of termination. The provision of the foregoing benefits is subject to Mr. Sa executing an effective release agreement. Additionally, following the termination of his employment, Mr. Sa has agreed to refrain from certain activities that would be competitive with the Company within the counties in California in which the Company has located its headquarters or branch offices, including refraining for 12 months from the date of termination from soliciting Company employees or clients. Finally, if Mr. Sa’s employment agreement is terminated due to his death or disability, he or his legal representatives will be entitled to a prorated bonus for the year of termination.

Ms. Sabnani’s Employment Agreement. If Ms. Sabnani’s employment agreement is terminated without cause, she will be entitled to a lump sum payment equal to one times the sum of her base salary and her average annual bonus during the last three years. If Ms. Sabnani’s employment is terminated by the Company or she resigns for good reason 120 days before or within two years after a change in control, she will be entitled to a lump sum payment of two times the sum of her base salary and her average annual bonus during the last three years. If Ms. Sabnani’s employment is terminated by the Company without cause, her participation in group insurance coverage will continue on at least the same level as at the time of termination for a period of 12 months from the date of termination. If Ms. Sabnani’s employment is terminated by the Company as a result of a change in control, or she resigns for a good reason as a result of a change in control, these benefits will continue for a period of 24 months from the date of termination. The provision of the foregoing benefits is subject to Ms. Sabnani executing an effective release agreement. Additionally, following the termination of her employment, Ms. Sabnani has agreed to refrain from certain activities that would be competitive with the Company within the counties in California in which the Company has located its headquarters or branch offices, including refraining for 12 months from the date of termination from soliciting Company employees or clients. Finally, if Ms. Sabnani’s employment agreement is terminated due to her death or disability, she or her legal representatives will be entitled to a prorated bonus for the year of termination.

Mr. Shu’s Employment Agreement. If Mr. Shu’s employment agreement is terminated without cause, he will be entitled to a lump sum payment equal to one times the sum of his base salary and his average annual bonus during the last three years. If Mr. Shu’s employment is terminated by the Company or he resigns for good reason 120 days before or within two years after a change in control, he will be entitled to a lump sum payment of two times the sum of his base salary and his average annual bonus during the last three years. If Mr. Shu’s employment is terminated by the Company without cause, his participation in group insurance coverage will continue on at least the same level as at the time of termination for a period of 12 months from the date of termination. If Mr. Shu’s employment is terminated by the Company as a result of a change in control, or he resigns for a good reason as a result of a change in control, these benefits will continue for a period of 24 months from the date of termination. The provision of the foregoing benefits is subject to Mr. Shu executing an effective release agreement. Additionally, following the termination of his employment, Mr. Shu has agreed to refrain from certain activities that would be competitive with the Company within the counties in California in which the Company has located its headquarters or branch offices, including refraining for 12 months from the date of termination from soliciting Company employees or clients. Finally, if Mr. Shu’s employment agreement is terminated due to his death or disability, he or his legal representatives will be entitled to a prorated bonus for the year of termination.

Mr. Warford’s Employment Agreement. If Mr. Warford’s employment agreement is terminated without cause, he will be entitled to a lump sum payment equal to one times the sum of his base salary and his average annual bonus during the last three years. If Mr. Warford’s employment is terminated by the Company or he resigns for good reason 120 days before or within two years after a change in control, he will be entitled to a lump sum payment of two times the sum of his base salary and his average annual bonus during the last three years. If Mr. Warford’s employment is terminated by the Company without cause, his participation in group insurance coverage will continue on at least the same level as at the time of termination for a period of 12 months from the date of termination. If Mr. Warford’s employment is terminated by the Company as a result of a change in control, or he resigns for a good reason as a result of a change in control, these benefits will continue for a period of 24 months from the date of termination. The provision of the foregoing benefits is subject to Mr. Warford executing an effective release agreement. Additionally, following the termination of his employment, Mr. Warford has agreed to refrain from certain activities that would be competitive with the Company within the counties in California in which the Company has located its headquarters or branch offices, including refraining for 12 months from the date of termination from soliciting Company employees or clients. Finally, if Mr. Warford’s employment agreement is terminated due to his death or disability, he or his legal representatives will be entitled to a prorated bonus for the year of termination.

The following tables summarize the payments which would be payable to our named executive officers in the event of various termination scenarios as of December 31, 2025. This information is for illustrative purposes only. Regardless of the manner in which a named executive’s employment terminates, the officer would be entitled to: (i) the vested portion of any stock option or restricted stock, and (ii) the vested portion of the officer’s benefit under the SERP.

	Termination by the Company	Involuntary
	Or for Good Reasons in	Termination	Termination for
	Change in Control Period	Without Cause	Good Reason	Death	Disability
Robertson Clay Jones
Cash severance under employment agreement	$2,714,184	$1,973,952	$1,973,952	$749,495	$749,495
Health insurance premiums	136,874	68,437	68,437	—	—
Life insurance benefits	—	—	—	700,000	180,000	(1)
Long-term care insurance benefits	—	—	—	—	72,000
Split-dollar death benefits (upon death)	—	—	—	1,165,897	—
Unvested restricted stock awards, RSU and PRSU (accelerated)	2,201,985	—	—	2,201,985	2,201,985	(2)
Outplacement services	—	5,000	5,000	—	—
Total:	$5,053,044	$2,047,389	$2,047,389	$4,817,377	$3,203,480
Seth Fonti
Cash severance under employment agreement	$850,000	$106,250	$—	$226,074	$226,074
Health insurance premiums	136,874	68,437	—	—	—
Life insurance benefits	—	—	—	700,000	180,000	(1)
Long-term care insurance benefits	—	—	—	—	72,000
Unvested restricted stock awards, RSU and PRSU (accelerated)	386,578	—	—	386,578	386,578	(2)
Total:	$1,373,452	$174,687	$—	$1,312,652	$864,652
Thomas A. Sa
Cash severance under employment agreement	$1,015,000	$507,500	$—	$420,428	$420,028
Health insurance premiums	60,761	30,381	—	—	—
Life insurance benefits	—	—	—	700,000	180,000	(1)
Long-term care insurance benefits	—	—	—	—	72,000
Unvested restricted stock awards, RSU and PRSU (accelerated)	591,168	—	—	591,168	591,168	(2)
Total:	$1,666,930	$537,881	$—	$1,711,596	$1,263,196
Janisha Sabnani
Cash severance under employment agreement	$780,000	$390,000	$—	$322,411	$322,411
Health insurance premiums	664	332	—	—	—
Life insurance benefits	—	—	—	700,000	180,000	(1)
Long-term care insurance benefits	—	—	—	—	72,000
Unvested restricted stock awards, RSU and PRSU (accelerated)	397,399	—	—	397,399	397,399	(2)
Total:	$1,178,062	$390,332	$—	$1,419,810	$971,810
Glen E. Shu
Cash severance under employment agreement	$992,471	$496,236	$—	$255,571	$255,571
Health insurance premiums	128,285	64,142	—	—	—
Life insurance benefits	—	—	—	700,000	180,000	(1)
Long-term care insurance benefits	—	—	—	—	72,000
Unvested restricted stock awards, RSU and PRSU (accelerated)	755,453	—	—	755,453	755,453	(2)
Total:	$1,876,209	$560,378	$—	$1,711,024	$1,263,024
Dustin M. Warford
Cash severance under employment agreement	$1,021,461	$510,731	$—	$255,971	$255,971
Health insurance premiums	83,989	41,995	—	—	—
Life insurance benefits	—	—	—	700,000	180,000	(1)
Long-term care insurance benefits	—	—	—	—	72,000
Unvested restricted stock awards, RSU and PRSU (accelerated)	578,077	—	—	578,077	578,077	(2)
Total:	$1,683,528	$552,725	$—	$1,534,048	$1,086,048
(1)	This balance represents the aggregate value of long-term disability for the named executive officers. This long-term payment would begin after an elimination period and a twenty-five week short term disability period. This long-term disability payment will increase by 3% (cost of living adjustment) over the first ten years of payments and cease at age 65.
(2)	The value of the unvested equity awards acceleration is based on the closing price of Heritage Commerce Corp common stock on December 31, 2025, the last trading day of the fiscal year, of $12.01 per share.

Director Compensation

In order to attract and retain qualified directors, our practice is to set non-employee director compensation within a competitive range of pay at comparable companies. We engage our independent compensation consultant, Meridian, from time to time to present a benchmarking analysis using the same peer group used to assess executive compensation levels. In setting director compensation for 2025, the Committee relied on an analysis prepared for us by Meridian for 2025 and recommended, and the Board determined, to keep director compensation at 2024 levels.

The following tables set forth compensation information for the fiscal year ended December 31, 2025, for the Company’s non-employee directors. Each of our directors also serves as a director of our wholly owned subsidiary, Heritage Bank of Commerce. Mr. Jones, our President and Chief Executive Officer, whose term as a director started September 15, 2022, does not receive any additional compensation for serving as a director of the Company or the Bank.

Cash Retainer for Non-Employee Directors

The following table summarizes the annual cash retainer fees payable to our non‑employee directors and committee chairs for 2025.

Position	Annual Cash Retainer(1)
Annual Board Cash Retainer Base	$50,000
Additional Chair of the Board Retainer	$35,000	(2)
Additional Chair Emeritus of the Board Retainer	$25,000
Additional Vice Chair of the Board Retainer	$25,000	(2)
Additional Audit Committee Chair Retainer	$15,000
Additional Heritage Bank of Commerce Loan Committee Chair Retainer	$10,000
Additional Cash Retainer for Each Other Committee Chair	$8,000	(3)
(1)	Board members are not paid separate fees for attending Board or committee meetings.
(2)	During 2025, Ms. Biagini‑Komas received the additional Vice Chair and Chair of the Board cash retainers, in each case prorated for the portion of the year she served in those roles.
(3)	Ms. Biagini-Komas waived all cash retainer fees otherwise payable for her service as Chair of the Corporate Governance and Nominating Committee.

Restricted Stock Awards

The Committee also has adopted a policy to grant directors restricted stock on an annual basis in an amount equal to the directors’ base cash compensation and including additional compensation for the Chair and Vice Chair leadership roles. These awards are generally granted as of March of the year following the year of service, with the value of the award based on the closing stock price on the preceding trading day. The awards are subject to one year “cliff” vesting and prorated for partial years of service. Based on this policy the Committee reviewed the compensation consultant report and recommended and the Board approved awards of restricted stock with an economic value on the date of grant as follows:

Board Chair	$85,000
Board Vice Chair	$62,500
Board members (non-chair)	$50,000

In March 2025, Ms. Biagini-Komas was granted restricted stock with an economic value of $62,500 as Board Vice Chair, and in connection with her appointment as Chair of the Board in May 2025, she was granted additional restricted stock with an economic value of $18,750 reflecting the additional economic value for Board Chair noted above, prorated for period she served as Board Chair. In March 2025, Mr. Conner was granted restricted stock with an economic value of $85,000 as Board Chair and in connection with his elevation to Chair Emeritus, the Committee approved the continued vesting of such award in recognition of the service and support for a successful transition.

The following table summarizes the compensation of non-employee directors for the year ended December 31, 2025, with stock awards depicted based on the value on the award date:

2025 Director Compensation

					Change in Pension
					Value and Nonqualified
				Non-Equity	Deferred	Cash Dividend
	Fees Earned or			Incentive Plan	Compensation	to Unvested	All Other
	Paid in Cash	Stock Awards	Options Awards	Compensation	Earnings	Restricted Stock Award	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d) (1)	(e)	(f) (2)	(g)	(h)	(i)
Christopher J. Abate(3)	$16,667	$29,166	$—	$—	$—	$385	$—	$46,218
Julianne M. Biagini-Komas(4)	$81,875	$81,241	$—	$—	$—	$3,734	$6,250	$173,100
Bruce H. Cabral	$60,000	$50,000	$—	$—	$—	$2,712	$—	$112,712
Jack W. Conner(5)	$79,167	$85,000	$—	$—	$1,000	$4,610	$1,783	$171,560
Jason DiNapoli(6)	$58,000	$50,000	$—	$—	$—	$2,712	$—	$110,712
Stephen G. Heitel	$54,667	$50,000	$—	$—	$—	$2,712	$—	$107,379
Kamran F. Husain	$62,083	$50,000	$—	$—	$—	$2,712	$—	$114,795
Laura Roden(7)	$25,833	$50,000	$—	$—	$—	$1,414	$—	$77,247
Marina H. Park Sutton	$58,000	$50,000	$—	$—	$—	$2,712	$—	$110,712
(1)	The amounts shown in column (c) reflect the applicable full grant date value for stock awards in accordance with ASC 718 (excluding the effect of forfeitures). See Note 12 to the Company’s consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2026.
(2)	The amounts shown in column (f) represent only the aggregate change in the actuarial present value of the accumulated benefit measured from December 31, 2024 to December 31, 2025, under the respective director compensation benefits agreements. The amounts in column (f) were determined using interest rate and mortality rate assumptions, consistent with those used in the Company’s consolidated financial statements, and include amounts which the named director may not currently be entitled to receive because such amounts are not vested. Assumptions used in the calculation of these amounts are included in Note 12 to the Company’s consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2026.
(3)	Amounts reflect Mr. Abate’s service on the Board beginning August 18, 2025. For 2025, Mr. Abate received a prorated portion of the annual cash retainer of $50,000 and a prorated portion of the annual grant of restricted stock with an annual market value of $50,000 in accordance with the Company’s equity policy.
(4)	The amount shown in column (h) reflects an annual income of $6,250 for Ms. Biagini‑Komas, which was earned in 2024 but paid in 2025 due to an inadvertent administrative error.
(5)	The amount shown in column (h) reflects an annual income of $1,783 for Mr. Conner in connection with Company owned split dollar life insurance policies for which the Company has fully paid the applicable premiums.
(6)	Mr. DiNapoli retired from the Board effective December 31, 2025. In connection with his retirement, the unvested portion of his restricted stock award that related to service through his retirement date was prorated and the resulting prorated award was accelerated and became fully vested in 2025.
(7)	Ms. Roden retired from the Board effective May 22, 2025. In connection with her retirement, the unvested portion of her restricted stock award that related to service through her retirement date was prorated and the resulting prorated award was accelerated and became fully vested in 2025.

Director Outstanding Stock Options and Stock Awards

Each of the non-employee directors owned the following stock options and stock awards as of December 31, 2025:

Director	Stock Options	Stock Awards
Christopher J. Abate	—	2,958
Julianne M. Biagini-Komas	—	8,297
Bruce H. Cabral (1)	7,410	4,990
Jack W. Conner	—	8,483
Jason DiNapoli (2)	—	—
Stephen G. Heitel	—	4,990
Kamran F. Husain	—	4,990
Laura Roden (3)	—	—
Marina H. Park Sutton (1)	9,880	4,990
(1)	The stock options were granted by Presidio Bank prior to its acquisition by the Company and were assumed by the Company in connection with the acquisition.
(2)	Mr. DiNapoli retired from the Board effective December 31, 2025. In connection with his retirement, the unvested portion of his restricted stock award that related to service through his retirement date was prorated and the resulting prorated award was accelerated and became fully vested in 2025.
(3)	Ms. Roden retired from the Board effective May 22, 2025. In connection with her retirement, the unvested portion of her restricted stock award that related to service through her retirement date was prorated and the resulting prorated award was accelerated and became fully vested in 2025.

Director Compensation Benefits Agreement

Prior to 2007, the Company entered into individual director compensation benefits agreements with each of its then directors. These agreements were amended and restated in December 2008 (“Benefit Agreements”), and the only remaining agreement pending for directors is to Chair Emeritus of the Board, Jack Conner. The Benefit Agreement provides an annual benefit equal to a designated applicable percentage of $1,000 times each year served as a director, up to a maximum of 20 years and subject to a 2% increase each year from the date of the commencement of payments. Payments of benefits will be made in equal monthly payments on the first day of each month, commencing on the first day of the month following the month in which the director separates from service on the Board and continuing until the director’s death (unless the joint survivor option is elected). The Benefit Agreement terminates at any time a director is removed from the Board for cause.

Company-owned split dollar life insurance policies support the Company’s obligations under the Benefit Agreements. The premiums on the policies are paid by the Company. The cash value accrued on the policies supports the payment of the supplemental benefits for each participant. In the case of death of the participant, the participant’s designated beneficiaries will receive 80% of the net at risk insurance (which means the amount of the death benefit in excess of the cash value of the policy).

The following table shows the present value of the accumulated benefit payable to each director who has a director compensation benefit agreement, including the number of service years credited to each director under the Benefit Agreements at December 31, 2025:

		Number of	Present Value of	Payments
		Years Credited	Accumulated	During Last
		Service	Benefit (1) (2)	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Jack W. Conner	Heritage Commerce Corp SERP	22	$104,500	—
(1)	The amounts in column (d) were determined using interest rate and mortality rate assumptions consistent with those used in the Company’s consolidated financial statements and include amounts which the director may not currently be entitled to receive because such amounts are not vested. Assumptions used in the calculation of these amounts are included in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2026.
(2)	Mr. Conner is fully vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Holdings of Major Stockholders

The following table sets forth information as of March 31, 2026, pertaining to beneficial ownership of the Company’s common stock by persons known to the Company to own 5% or more of the Company’s common stock, directors and nominees to be elected to the Board, the executive officers named in the Summary Compensation Table presented in this Form 10-K/A, and all directors and executive officers of the Company, as a group. This information has been obtained from the Company’s records, or from information furnished directly by the individual or entity to the Company.

For purposes of the following table, shares issuable pursuant to stock options which may be exercised within 60 days of March 31, 2026, are deemed to be issued and outstanding and have been treated as outstanding in determining the amount and nature of beneficial ownership and in calculating the percentage of ownership of those individuals possessing such interest, but not for any other individuals.

		Shares
		Beneficially		Exercisable	Percent
Name of Beneficial Owner (1)	Position	Owned (2) (3)		Options	of Class (3)
Christopher J. Abate	Director	6,980	(4)	—	*
Julianne M. Biagini-Komas	Director and Chair of the Board	68,194	(5)	—	*
Bruce H. Cabral	Director	134,735	(6)	7,410	*
Jack W. Conner	Director and Chair Emeritus of the Board	165,361	(7)	—	*
Christopher Edmonds-Waters	Executive Vice President, Chief People and Culture Officer	9,639		—	*
Seth Fonti	Executive Vice President, Chief Financial Officer	32,188	(8)	—	*
Stephen G. Heitel	Director	216,078	(9)	—	*
Kamran F. Husain	Director	28,084	(10)	—	*
Robertson Clay Jones	Chief Executive Officer, President and Director	296,959	(11)	—	*
Susan S. Just	Executive Vice President, Chief Credit Officer	13,736	(11)	—	*
Marina H. Park Sutton	Director	133,874	(12)	9,880	*
Thomas A. Sa	Executive Vice President, Chief Operating Officer	37,576	(11)	—	*
Janisha Sabnani	Executive Vice President, General Counsel and Corporate Secretary	4,916		—	*
Glen E. Shu	Executive Vice President and President of Specialty Finance Group of Heritage Bank of Commerce and President of Bay View Funding	81,889		—	*
Jeannie Tam	Senior Vice President, Chief Accounting Officer	6,233	(13)	—	*
Dustin M. Warford	Executive Vice President, Chief Banking Officer	20,385	(11)	20,000	*
All directors, and executive officers (16 individuals)		1,256,827	(14)	37,290	2.02%
BlackRock Portfolio Management LLC		3,384,017	(15)	—	5.45%
*	Less than one percent (1%).
(1)	Except as otherwise noted, the address for all persons is c/o Heritage Commerce Corp, 224 Airport Parkway, San Jose, California, 95110.
(2)

Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted. Listed amounts reflect all previous stock splits and stock dividends.

(3)	Includes shares beneficially owned (including options exercisable within 60 days of March 31, 2026, see “Exercisable Options”).
(4)	Includes 4,022 shares of restricted stock that have not vested and of which Mr. Abate has the right to vote.
(5)	Includes 6,838 shares of restricted stock that have not vested and of which Ms. Biagini-Komas has the right to vote.
(6)	Includes 118,313 shares held indirectly by trust. Also includes 4,022 shares of restricted stock that have not vested and of which Mr. Cabral has the right to vote.
(7)	Includes 45,472 shares held by Mr. Conner’s spouse. Also includes 4,022 shares of restricted stock that have not vested and of which Mr. Conner has the right to vote.
(8)	Includes 32,188 shares of restricted stock that have not vested and of which Mr. Fonti has the right to vote.
(9)	Includes 49,308 shares held by Individual Retirement Account. Also includes 4,022 shares of restricted stock that have not vested and of which Mr. Heitel has the right to vote.
(10)	Includes 4,022 shares of restricted stock that have not vested and of which Mr. Husain has the right to vote.
(11)

The Company’s Employee Stock Ownership Plan (the ‘ESOP’) holds 77,663 shares of our common stock, all of which have been allocated to participant accounts as of December 31, 2025. These shares include 385 shares allocated to the account of Mr. Warford and no shares allocated to the accounts of any of our other named executive officers or Section 16 officers, which shares are reflected, as applicable, in the beneficial ownership table above. Mr. Jones, Mr. Fonti and Ms. Tam serve as trustees of the ESOP. As ESOP trustees, they have the power to vote any unallocated shares of the ESOP (currently there are no unallocated shares) and any allocated shares for which voting instructions are not received from participants, in each case in accordance with the terms of the ESOP and applicable law.

(12)	Includes 4,022 shares of restricted stock that have not vested and of which Ms. Park Sutton has the right to vote.
(13)	Includes 6,233 shares of restricted stock that have not vested and of which Ms. Tam has the right to vote.
(14)	Includes directors, director nominees and current executive officers.
(15)

BlackRock Portfolio Management LLC is an investment management firm and may be deemed to beneficially own 3,384,017 shares of the Company, which are held of record by clients of BlackRock Portfolio Management LLC. The address for BlackRock Portfolio Management LLC is 50 Hudson Yards, New York, NY 10001. All of the foregoing information has been obtained by Schedule 13G filed with the SEC on October 17, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

All of the Company’s directors are independent under the current listing standards of Nasdaq, except for Mr. Jones, who currently serves as the President and Chief Executive Officer of the Company.

Transactions with Related Parties

The Board has adopted a written Statement of Policy with Respect to Related Party Transactions. Under this policy, any “related party transaction” may be consummated or may continue only if the Audit Committee approves or ratifies the transaction in accordance with the guidelines in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party. For purposes of this policy, a “related person” means: (i) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; (ii) any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (iii) any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother in law, father in law, son in law, daughter in law, brother in law, or sister in law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner, principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

A “related party transaction” is a transaction in which the Company or any of its subsidiaries is a participant and in which a related person had or will have a direct or indirect interest, other than transactions involving: (i) less than $5,000 when aggregated with all similar transactions; (ii) customary bank deposits and accounts (including certificates of deposit); and (iii) loans and commitments to lend included in such transactions that are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and do not involve more than the normal risk of collectability or present other unfavorable features to the Company.

A related party who has a position or relationship with a firm, corporation, or other entity that engaged in a transaction with the Company shall not be deemed to have an indirect material interest within the meaning of this policy where the interest in the transaction arises only: (i) from such related party’s position as a director of another corporation or organization that is party to the transaction; (ii) from the direct or indirect ownership by the related party of less than a 10% equity interest in another person (other than a partnership) which is a party to the transaction; or (iii) from the related party’s position as a limited partner in a partnership in which the related party has an interest of less than 10%, and the related party is not a general partner of and does not hold another position in the partnership.

The Board has determined that the Audit Committee is best suited to review and approve related party transactions. The Audit Committee considers all of the relevant facts and circumstances available to the Audit Committee, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable solutions or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person. The Audit Committee will approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee determines in good faith. The Audit Committee conveys its decision to the Chief Executive Officer, who conveys the decision to the appropriate persons within the Company.

Some of the Company’s directors and executive officers, as well as other related persons (as defined under “Policies and Procedures for Approving Related Party Transactions” below), are clients of, and have banking transactions with, the Company’s subsidiary, Heritage Bank of Commerce, in the ordinary course of business, and Heritage Bank of Commerce expects to have such ordinary banking transactions with these persons in the future. In the opinion of the management of the Company and Heritage Bank of Commerce, any loans and commitments to lend included in such transactions would be made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness, and do not involve more than the normal risk of collectability or present other unfavorable features. Loans to individual directors, officers and related persons must comply with Heritage Bank of Commerce’s lending policies and statutory lending limits. In addition, prior approval of the Board is required for all loans advanced to directors and executive officers. These loans are exempt from the loan prohibitions of the Sarbanes-Oxley Act.

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to the Company by its independent auditor:

Category of Services	Fiscal Year 2025	Fiscal Year 2024
Audit fees (1)	$792,000	$760,500
Audit-related fees (2)	110,813	75,000
Tax fees (3)	101,115	100,000
Other	12,000	11,000
Total accounting fees	$1,015,928	$946,500
(1)

Fees for audit services for 2025 and 2024 consisted of the audit of the Company’s annual financial statements, review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and the audit of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Fees for audit related services for 2025 and 2024 consisted of financial accounting and reporting consultations, consents and other services related to SEC matters, and audits of the consolidated financial statements of the Company’s employee benefit plans.
(3)	Fees for tax services for 2025 and 2024 consisted of tax compliance and tax planning and advice.
●	Fees for tax compliance services totaled $86,000 in each of 2025 and 2024. Tax compliance services are those rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings. Such services consisted primarily of preparation of the Company’s consolidated federal and state income tax returns, trust preferred returns and a limited liability company tax return for a subsidiary entity.
●	Tax planning and advice services are those rendered with respect to proposed transactions, assistance regarding the Internal Revenue Code Section 280(G) “excise tax gross up” disclosures in this Form 10-K/A and the 2025 Proxy Statement for hypothetical events, and consultation with management regarding various internal control and accounting matters. Tax planning and advice services totaled $16,495 in 2025 and $14,000 in 2024, respectively.
(4)	All other fees consisted primarily of consulting services for the Company’s strategic objectives, merger and acquisitions, and other discussions.

The ratio of tax planning and advice fees and all other fees to audit fees, audit related fees and tax compliance fees was 2.89% for 2025 and 2.71% for 2024.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and the Public Company Accounting Oversight Board.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accountants in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that the independent registered public accountants may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accountants.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accountants to the Company or any of its subsidiaries. The Audit Committee may delegate pre-approval authority to the Chair of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

None.

2. Financial Schedules

None.

3. Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE COMMERCE CORP

	BY:	/s/ ROBERTSON CLAY JONES
Robertson Clay Jones
DATE: April 10, 2026		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. ABATE	Director	April 10, 2026
Christopher J. Abate

/s/ JULIANNE M. BIAGINI-KOMAS	Director and Chair of the Board	April 10, 2026
Julianne M. Biagini-Komas

/s/ BRUCE H. CABRAL	Director	April 10, 2026
Bruce H. Cabral

/s/ JACK W. CONNER	Director and Chair Emeritus of the Board	April 10, 2026
Jack W. Conner

/s/ SETH FONTI	Executive Vice President and Chief Financial Officer	April 10, 2026
Seth Fonti	(Principal Financial Officer)

/s/ STEPHEN G. HEITEL	Director	April 10, 2026
Stephen G. Heitel

/s/ KAMRAN F. HUSAIN	Director	April 10, 2026
Kamran F. Husain

/s/ ROBERTSON CLAY JONES	Director and Chief Executive Officer	April 10, 2026
Robertson Clay Jones	(Principal Executive Officer)

/s/ MARINA H. PARK SUTTON	Director	April 10, 2026
Marina H. Park Sutton

/s/ JEANNIE TAM	Senior Vice President and Chief Accounting Officer	April 10, 2026
Jeannie Tam	(Principal Accounting Officer)